Form 10-K
period 1996-03-29
PHYSICIAN SALES & SERVICE INC /FL/
filed 1996-05-30
CIK 920527

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended   March 29, 1996       Commission File Number 0-23832
                         -----------------                             ---------

                       PHYSICIAN SALES & SERVICE, INC.

           (Exact name of Registrant as specified in its charter)

                FLORIDA                                 59-2280364
- ----------------------------------------  --------------------------------------
       (State of incorporation)            (IRS Employer Identification Number)

    7800 Belfort Parkway, Suite 250,
         Jacksonville, Florida                           32256
- ----------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code:   (904) 281-0011

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                    ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.  [   ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $761,668,826 on March 29, 1996, based on the average bid and asked price of $24.75 for the Common Stock as reported by the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after March 29, 1996.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     Physician Sales & Service, Inc. (the "Company" or "PSS") was incorporated in 1983 in Jacksonville, Florida. PSS is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians. The Company currently operates 64 U.S. service centers distributing to approximately 88,000 physician office sites in all 50 states and one service center located in Belgium opened by its WorldMed, Inc. subsidiary. Of the 65 Company service centers, 33 were the result of acquisitions of local or regional medical supply and equipment distributors, including 10 existing service centers merged into acquired locations and two service centers opened as a result of acquisitions during fiscal 1996. Of the 39 service centers opened as start-ups by the Company, seven have been merged into acquired centers leaving 32 service centers which were opened by the Company.

     On August 21, 1995, the Company completed the acquisition of Taylor Medical, Inc. ("Taylor"), its largest acquisition to date, in a stock-for-stock pooling. Taylor distributed medical supplies and equipment mainly to office-based physicians and managed care facilities. Taylor operated five distribution centers, primarily in the Southwest and Northeast, with 20 redistribution and sales offices with approximately 175 sales representatives. Taylor had physician-related net sales of approximately $122 million for the fiscal year ended March 30, 1995. The acquisition of Taylor increases the Company's market presence in the Southwest and Northeast and provides an opportunity to enhance profitability through the integration and consolidation of Taylor's operations.

     The Company's primary market is the approximately 398,000 physicians who practice medicine in approximately 190,000 office sites throughout the United States. According to industry estimates, the physician office site segment of the health care industry represents a $6.6 billion market estimated to be growing at 8% to 12% annually. PSS has historically grown faster than the overall market. During the fiscal years ended 1992 through 1996, PSS's net sales, excluding the retroactive effect of net sales of Taylor, grew at a compound annual rate of 40.5% and, giving retroactive effect to the merger with Taylor, the Company's net sales grew at a compound annual rate of 28.2%. The Company's objective is to be capable of servicing every office-based physician in the United States by 1997. To achieve this objective and expand profitability, PSS intends to (i) continue its efforts to acquire local and regional medical supply distributors in select markets; (ii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing, and a broad product line which includes sophisticated diagnostic equipment marketed by PSS on an exclusive and semi-exclusive basis; (iii) open new service centers in select markets; and
(iv) continue expanding operating margins by increasing sales force productivity, focusing on growth through acquisitions rather than start-ups, which initially entail significant losses, reducing product costs through volume purchase arrangements, leveraging fixed distribution costs, and improving operational efficiencies through computer system enhancements.

     Effective November 13, 1995 the Company completed a secondary offering of
11.5 million shares of common stock at $17 per share, 8.8 million of which were offered by the Company. The Company used approximately $58.2 million of the total net proceeds of $142.9 million to repay debt. Management intends to use the remaining net proceeds of the secondary offering for general corporate purposes, including future acquisitions. The consummation of this transaction, along with the Company's financing arrangements, has provided the Company with resources to continue its strategy of being capable of servicing every office-based physician in the United States by 1997, through acquisition and Company start-ups, and has provided the Company with the resources to support future capital expenditures. PSS Common Stock is publicly traded over the counter by the NASDAQ National Market System under the ticker symbol "PSSI".

     The Company recently completed the first year of a Distributorship Agreement (the "Abbott Agreement") with Abbott Laboratories ("Abbott") providing for the exclusive distribution of certain Abbott diagnostic products. The Abbott Agreement, effective April 1, 1995, has a five year term, although it may be terminated earlier if the Company fails to meet certain performance objectives after two years from the date of the Abbott Agreement. The Company exceeded the first year performance objectives and believes it can achieve the sales performance necessary to provide favorable margins over the term of the Abbott Agreement. Under the Abbott Agreement, the Company has become the exclusive distributor in the United States of certain Abbott diagnostic products and reagents to office-based physician practices with 24 or fewer physicians per site. The Abbott Agreement also provides the Company's sales force with access to over 15,000 physician practices that were not previously purchasing diagnostic products from the Company. At the time of the execution of the Abbott Agreement, Abbott acquired 825,000 shares of PSS Common Stock. Under the terms of the Stock Purchase Agreement between Abbott and the Company, Abbott is limited by certain prohibitions on further purchases of PSS Common Stock and has granted a three-year irrevocable proxy to vote its shares.

     In March 1996 the Company established three new subsidiaries, WorldMed, N.V., a Belgian company, which is a subsidiary of WorldMed International, Inc., ("WorldMed Int'l."), a Delaware corporation and WorldMed, Inc. WorldMed Int'l. was established by the Company to manage and develop the international medical supply and equipment distribution consolidation and growth opportunity. WorldMed, Inc.. will serve as a platform for the Company to acquire multimarket medical distributors in the United States without disrupting the focus of PSS. On April 10, 1996, WorldMed, N.V. acquired Deckers, a medical equipment and supply distributor to hospitals and physician offices in Belgium, Germany, and France located in Leuven, Belgium. Decker's last 12 months' sales were approximately U.S. $15.5 million.


                                   OPERATIONS

     PSS focuses on complete customer satisfaction, which it characterizes to its customers as "no hassle" service. Consistent with this approach, the Company offers its customers same-day delivery service on a regular basis, highly trained, consultative sales professionals, a broad product line including sophisticated diagnostic equipment and supplies, no minimum order size or shipping charges, and returns of unused, saleable products for instant credit.

     The Company has increased its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations and group purchasing organizations. In selling to these national accounts, the Company emphasizes its core strengths of same-day service, which permits stockless inventory, competitive pricing and high service levels, including inventory maintenance.

     At March 29, 1996, PSS maintained a highly decentralized distribution network of 64 service centers operating a total of 540 delivery vans throughout the United States. This distribution network along with the Company's Instant Customer Order Network ("ICON"(SM)), described in "Information

Technology" herein, has enabled PSS to provide same-day delivery service on a consistent basis. Customer orders received by 10:30 a.m. at the local service center are delivered the same day within a 100 mile radius. Within a 30 mile radius, orders received by noon are delivered the same day.

     Each PSS service center operates as a profit center and is led by a management team that typically includes a sales manager and an operations manager. Each service center employs sales representatives and staff, including purchasing agents, customer service representatives, and warehouse and delivery personnel. Employees are compensated based upon both individual and service center performance. Both management and employee bonuses are based largely upon attainment of asset management goals and operating profit performance.

     Through its 692 sales representatives, PSS distributes medical supplies and equipment to physicians in approximately 88,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 150 to 200 physician offices, with a minimum goal of visiting each office once every one to two weeks.

     The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. The Company distributes over 30,000 different products manufactured by approximately 3,000 manufacturers. During the twelve months ended March 29, 1996, Abbott was the only vendor which accounted for more than 10% of the Company's inventory purchases. The Company believes it is not vulnerable to significant supply interruptions due to the diverse product base sold by PSS and the significant number of manufacturers supplying those products. However, the Company's ability to maintain good relations with these vendors will affect the profitability of the business.

     The Company's customer base consists mainly of primary care and office-based physicians which accounted for approximately 99% of the Company's net sales for the twelve months ended March 29, 1996. No single customer accounted for more than 1% of PSS's net sales for the fiscal year ended March 29, 1996.

     At March 29, 1996 the Company had 692 sales representatives and 2,072 total employees. The Company considers its employee relations to be excellent.


                             INFORMATION TECHNOLOGY

     PSS maintains a decentralized information system with data acquisition at the local service centers and a central corporate data base that is accessible from all of the service centers. The Company's information systems were designed to allow the service center to have both the hardware and software to conduct operations independently. The failure of a computer system at a service center would not affect the operations of any other service center or the corporate system. Likewise, the short-term failure of the corporate system would not affect the operations of any service center.

     To enable the Company to maintain high customer order fill rates on a consistent basis, PSS utilizes its Back-Order Eliminator and Allocation of Resources ("BEAR"(SM)) system. Service centers report inventory quantities daily into the corporate database along with the separate service center reports which are combined into one company-wide inventory report containing product number, quantity on hand and a projected 45-day usage. BEAR(SM) reduces the number of backorders to customers reducing the Company's total inventory. BEAR(SM) also displays the on-hand quantities of five neighboring service centers that are within one commercial shipping day of the service center there by minimizing freight and ensuring quicker delivery to the customer.

     ICON(SM) is a sales force automation technology enabling the PSS sales representative access to critical customer information from any location. ICON(SM) provides the sales representative with customer pricing, contracts, backorders, inventory levels, account status and on the spot ordering through the use of a wireless network. ICON(SM) has increased selling time, decreased operating expenses in the service centers and increased same-day delivery to customers.

     From the ICON(SM), a sales representative can give product demonstrations and equipment feasibility studies showing the physician potential revenues and return on investment. Most recently, ICON(SM) gives the sales representative the ability to perform quotes and bids to the larger accounts and standing order capabilities.

     PSS introduced, in fiscal 1996, PSS DIAL (Digital Information Access Link). This is a 24 hour on-line ordering system for customers. PSS DIAL will provide the customer with inventory levels, pricing contract information, account status, backorder usage reports, promotions, and electronic mail.

     The installation of PSS DIAL requires no major capital investment from the physician for hardware or software. Beginning in August 1996, customers can access PSS DIAL through the worldwide web at http://www.pssd.com.


                           MARKETING AND PRODUCT MIX

     Historically, Taylor did not maintain a system for tracking net sales by product category. Taylor's net sales included below were primarily derived from sales of medical supplies, equipment, and pharmaceuticals to office-based physicians. Historically, both PSS and Taylor have principally targeted and offered similar products to the office-based physician market, although Taylor's net sales were more highly concentrated in disposable supplies while PSS focused on a consultative sales approach which included an emphasis on diagnostic equipment.

The following table sets forth information regarding the Company's net sales mix and gross profit percentages by significant product category for the periods indicated:



                                                       FISCAL YEAR ENDED
                                         --------------------------------------------
                                            1994 (1)     1995 (1)           1996 (2)
                                         ------------  ------------       -----------
NET SALES:
 PSS
     Supplies                               $110,846      $151,588           $239,367
     Equipment                                29,980        51,127             58,768
     Pharmaceuticals                          23,185        29,836             43,708
     Other                                     5,692         3,637              3,845
                                         -----------   -----------        -----------
          PSS Total                          169,703       236,188            345,688
 Abbott sales
     Supplies                                   -             -                57,691
     Equipment                                  -             -                17,376
                                         -----------   -----------        -----------
          Abbott Total                          -             -                75,067
 Taylor                                      134,789       130,097             62,539
                                         -----------   -----------        -----------
            Company Total                   $304,492      $366,285           $483,294
                                         ===========   ===========        ===========
PERCENTAGE OF NET SALES:
 PSS
     Supplies                                   65.3%         64.2%              56.9%
     Equipment                                  17.7          21.7               14.0
     Pharmaceuticals                            13.6          12.6               10.4
     Other                                       3.4           1.5                0.9
 Abbott sales
     Supplies                                   -             -                  13.7
     Equipment                                  -             -                   4.1
                                         -----------   -----------        -----------
          Total                                100.0%        100.0%             100.0%
                                         ===========   ===========        ===========
GROSS PROFIT PERCENTAGE:
 PSS
     Supplies                                   34.0%         33.3%              34.2%
     Equipment                                  25.8          26.8               26.3
     Pharmaceuticals                            26.2          26.6               27.0
     Other                                      33.1          28.2               32.3
          PSS Total                             31.5          31.0               32.0

 Abbott sales
     Supplies                                   -             -                  16.9
     Equipment                                  -             -                  21.8
          Abbott Total                          -             -                  18.0
 Taylor                                         34.1          30.5               29.4
            Company Total                       32.7%         30.8%              29.4%

- ----------
 (1) Fiscal years 1995 and 1994 exclude Abbott net sales by category. The Company began tracking Abbott net sales by category in connection with the Abbott Agreement effective April 1, 1995.
 (2) Fiscal 1996 excludes Taylor net sales by category for the period April 1, 1995 through September 30, 1995. The Company began tracking combined net sales by category beginning October 1, 1995.

     For the fiscal year ended 1996, the Company sold approximately $75 million of Abbott product with a gross profit percentage of 18.0%. The Company's gross profits include first year reimbursements by Abbott for gross profit on direct sales by Abbott to PSS customers as set forth in the Abbott Agreement. These reimbursements totaled $1.7 million during fiscal year 1996 effectively raising gross profit by 0.4%. The Abbott sales, net of direct reimbursements, negatively impacted the Company's gross profit percentage by 1.7%.

     The Company has focused on a comprehensive and consultative sales approach with an emphasis on diagnostic products, which includes sophisticated diagnostic equipment and supplies related to the use of such equipment. As a result, the Company has been able to expand and increase its diagnostic products sales in periods of uncertainty in the health care market. Additionally, as manufacturers search for means to reduce sales and marketing expenses, PSS has used its expertise and market reach to distribute products to physicians as evidenced by the increase in total sales dollars of equipment and pharmaceuticals. The decrease in percentage of net sales of these two categories is the result of the inclusion of Taylor net sales which comprised a higher percentage of medical disposable supplies than that of PSS historically.

     PSS distributes selected items from substantially all major product lines of medical supplies and equipment. PSS currently sells a broad range of medical supplies which include over 30,000 stock keeping units, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, and specimen containers.

     The Company's equipment lines include blood chemistry analyzers, automated cell and differential counters, immuno assay analyzers, exam tables and furniture, electrocardiograph monitors, cardiac stress systems, holter monitors, flexible sigmoidoscopy scopes, autoclaves, spirometers, pulse oximeters, ocular screeners, tympanometers, and microscopes. Demand for diagnostic equipment has increased recently, reflecting in part, technological advances which enable increasingly sophisticated diagnostic tests to be performed in the physician's office. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally require the ongoing reordering of disposable diagnostic reagents which generally yield higher margins.

     The Company's pharmaceutical sales include vaccines, injectables and ointments. As a result of the changing dynamics in the pharmaceutical industry, particularly the reduction in focusing on the sales force in the physician's offices, pharmaceutical manufacturers are increasingly seeking alternative means of distribution. The Company believes that its consultative sales approach and its emphasis on training have allowed PSS to be highly effective in selling pharmaceuticals to the physician office market.

     The decrease in other net sales over the period from fiscal 1994 to fiscal 1996 reflects the improvement and expansion of the Company's product file to more specifically track and categorize supply, equipment and pharmaceuticals product sales.

     During fiscal year 1994 the Company refocused its pricing and customer-focused marketing strategies. Based on PSS's desire to increase penetration of existing accounts, increase aggregate sales and gross profit, and position itself for better penetration of larger physician group practices and various managed care networks, PSS reduced its sales prices on its top 300 volume supplies and pharmaceutical products.

     PSS is implementing a new Penny Saver product line. The Penny Saver products represent the core products or most frequently used products by PSS customers. This product line will provide customers a choice between name brand products and Penny Saver quality low price alternatives for commodity products.

     PSS plans to continue to focus on providing products and services to the primary care physician market whether the physician is a single practitioner or a member of a large group practice. In that effort, PSS developed Network Plus(SM), a comprehensive savings plan for physicians in which PSS offers special group purchasing contract pricing and provides periodic cost analyses to help manage the supply needs of each physician. Under this program, when a physician office guarantees at least 80% of its purchase volume to PSS, the Company will guarantee the lowest purchase prices on certain products as well as certain service guarantees.

     The Abbott Agreement has positioned PSS as the sole distributor for the CELL DYN(R) 1400, 1600 and 1700 hematology products, Abbott Vision(R) products, IMx(R) products, and the Abbott Testpack(R) line of rapid tests sold to physician offices with 24 or less physicians per geographic location over the next three years. Gross profits for Abbott product sales converted to PSS will be at substantially less than standard PSS margins. Gross profits on these products are scheduled to gradually improve over the five-year term to standard PSS gross margin levels. However, based on a formula stipulated in the Abbott Agreement, PSS's sales performance can cause margins to improve or decline. If after two years from the date of the Abbott Agreement, PSS has failed to achieve certain performance goals, Abbott has the right to terminate the Abbott Agreement. PSS achieved the first year performance goals and believes it can achieve the sales performance necessary to provide favorable margins over the term of the Abbott Agreement.


                                   EXPANSION

     Historically, Taylor did not account for operating profits on a decentralized service center level. Therefore, the following expansion information is based on PSS historical data until the date of the Taylor merger.

     PSS has grown from one service center located in Jacksonville, Florida in 1983 to 65 service centers, 64 service centers located throughout the United States and one service center located in Europe which was acquired subsequent to March 29, 1996. Historically, the Company's growth has been accomplished through both the start-up of service centers in new locations and the acquisition of local and regional medical supply and equipment distributors. Since fiscal 1994 the Company has accelerated its acquisition of medical supply and equipment distributors both in number and in materiality of the operations acquired. Significantly impacting the expansion of the Company was the acquisition of Taylor during the current fiscal year. Taylor maintained a centralized distribution organization comprised of five distribution centers and 20 redistribution centers and sales offices. In connection with the integration of Taylor into PSS, the Company closed or merged into existing PSS service centers 17 of the Taylor locations. Additionally, the Company merged eight PSS service centers into the eight remaining Taylor locations, and established two new service centers. With this integration the Company has successfully converted the Taylor centralized process into the decentralized process which has historically enabled PSS to provide same-day delivery service while maintaining high service levels.

     The following table depicts the number of service centers opened and acquired by the Company for the period indicated. Also included is the number of PSS service centers merged in connection with the integration of Taylor and the integration of one additional acquisition during fiscal year 1996. The table does not include the European service center acquired subsequent to fiscal year 1996.


                                    Fiscal Year (4)
                              ----------------------------
                              1992  1993  1994  1995  1996
                              ----  ----  ----  ----  ----
Centers at beginning of year   25    29    40    45    54
Newly opened centers (1)        1     8     1     5     4
Acquired centers (2)            3     3     4     4    16
PSS centers merged (3)          0     0     0     0   (10)
                              ----  ----  ----  ----  ----
Centers at end of year         29    40    45    54    64

- ----------
(1) Does not include two service centers that were opened but subsequently combined with existing service centers in fiscal year 1993.
(2) Does include eight Taylor service centers acquired and two service centers opened to service additional markets resulting from the Taylor merger into which 10 PSS service centers were combined in fiscal 1996. Does not include seven acquisitions prior to fiscal 1996 and five acquisitions during fiscal 1996 in which the operations were either combined or combined with existing PSS service centers.
(3) Includes eight service centers combined with operations acquired from Taylor and two additional service centers combined with operations of other acquisitions.
(4)  Fiscal years 1992 through 1995 exclude Taylor service centers.

     Historically, PSS has sustained operating losses of approximately $150,000 to $450,000 per start-up service center before reaching a monthly break-even point generally by the eighteenth month of operation. The Company commits approximately $250,000 to $1.5 million of working capital to each start-up to support inventory, capital expenditures, and start-up losses. The amount of operating loss and working capital support has varied with the population base and market potential of the start-up service centers and the level of resources allocated by the Company. As of March 29, 1996 the Company had eight service centers in the start-up phase, which the Company defines as Company-opened service centers less than two years old. Due to its existing geographic market coverage, the Company plans to open substantially fewer new centers in the future than it has historically opened in order to avoid the start-up losses associated with new centers.

     The following table sets forth the average net sales and average operating profit for the first six years of operations for start-up service centers that have been open for an entire 12-month period. Operating results of Taylor locations merged into existing PSS start-up service centers have been included from the date the service centers were combined. Excluded are PSS start-up service centers merged into acquired Taylor locations.



                                                                         START-UP SERVICE CENTERS

                                                First       Second          Third       Fourth       Fifth       Sixth
                                                -----       ------          -----       ------       -----       -----
                                                               12-Month Period of Service Center Operation
                                                -----------------------------------------------------------------------
                                                                           (Dollars in thousands)
Average net sales                               $1,603      $ 2,676         $3,850       $3,739        $4,396      $5,167
Average operating profit percentage (1)          (7.34)%       2.57%          4.01%        5.47%         6.71%       7.15%
Number of centers (2)                               30           25             24           16            15          13

- ----------
(1) Operating profit of a service center is defined as each service center's net sales and vendor incentives less cost of goods sold, operating expenses, amortization of non-compete agreements and signing bonuses, and certain corporate overhead.
(2) Does not include a service center which was a satellite of an existing center.


     As evidenced by the increase in acquisition activity, PSS views the acquisition of medical supplies and equipment distributors as an integral part of its growth strategy. The Company intends to continue to acquire local and regional distributors especially in existing markets where it can leverage its distribution infrastructure and gain market share. PSS believes that local and regional distributors are finding competition increasingly difficult as a result of (i) lack of purchasing and administrative economies of scale, (ii) reduced access to medical equipment product lines as equipment manufacturers seek to reduce marketing costs by minimizing the number of distributors to which they must provide field support, (iii) lack of resources for continued development and training of personnel for maintenance, expansion or replacement of existing business, and (iv) lack of resources to develop new distribution system technologies and services.

     Since inception the Company has acquired 37 medical supply and equipment distributors. Excluding the acquisition of Taylor, the operations of 12 of the distributors acquired were combined with existing PSS service centers leaving 25 operating service centers. Additionally, PSS merged eight existing service centers into eight acquired Taylor locations and established two new locations in connection with the Taylor merger in fiscal 1996. Also, two additional existing service centers were merged as a result of other acquisitions during fiscal 1996. Subsequent to the reorganization resulting from the integration of Taylor and two other fiscal year 1996 acquisitions and including the Belgian acquisition in April 1996, PSS maintains 32 service centers from acquisitions of local and regional medical supply and equipment distributors.

     The following table sets forth the average net sales and average operating profit for the first six years for acquired service centers that have been operating as a Company service center for an entire 12-month period. Operating results of Taylor locations merged into existing PSS acquired service centers have been included from the date the service centers were combined. Excluded are previously acquired PSS service centers merged into acquired Taylor locations.

                                                                       ACQUIRED SERVICE CENTERS
                                                First       Second          Third       Fourth       Fifth        Sixth
                                                -----       ------          -----       ------       -----        -----
                                                               12-Month Period of Service Center Operation
                                                -----------------------------------------------------------------------
                                                                         (Dollars in thousands)
Average net sales                                $4,573      $4,840      $4,425        $4,493        $5,119    $7,240
Average operating profit percentage (1)(2)         1.49%       5.44%       3.97%         4.11%         6.63%     7.03%
Number of service centers (3)                        16          13          10             8             6         6

- ----------
(1) Operating profit of a service center is defined as each service center's net sales and vendor incentives less cost of goods sold, operating expenses, amortization of non-compete agreements and signing bonuses, and certain corporate overhead.
(2) Second year results include operations of three recently acquired service centers which have a weighted-average operating profit percentage of 5.58% and average net sales of $10.3 million.
(3) Does not include a service center that was a satellite of an existing service center.

     Along with the opening of new service centers and the acquisition of local medical supply and equipment distributors, PSS sales growth is largely attributable to high levels of same center sales growth. PSS quantifies same center sales by aggregating the sales for service centers which have been in operation for at least two consecutive 12-month periods.

     The following table sets forth the same center sales growth of the Company for the periods indicated.


                                   Fiscal Year Ended  (1)
                              ---------------------------------
                              1992   1993   1994   1995   1996
                              ----   ----   ----   ----   -----
Number of centers per period   22     25     29     40     45
Same center sales growth      24.6%  18.5%  27.7%  23.3%  26.8%

- ----------
(1) Results for fiscal years 1992 through 1995 exclude Taylor centers.

                                  COMPETITION

     PSS operates in a highly competitive environment. The Company's principal competitors are multi-market medical distributors that are full-line, full-service medical supply companies, some of which are national in scope. These national companies have sales representatives competing directly with PSS, are substantially larger in size, and have substantially greater financial resources than PSS. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same market as the Company. Most local dealers are privately owned and operate with limited product lines. There are several mail order firms which distribute medical supplies on a national or regional basis. The Company also competes with certain manufacturers that sell their products both to distributors and directly to users, including office-based physicians.


                               REGULATORY MATTERS

     The Company's business is subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Controlled Substances Act and state laws applicable to the distribution and manufacture of medical devices and over-the-counter pharmaceutical products, as well as, the distribution of prescription pharmaceutical products.

     The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture of drug and medical devices shipped in interstate commerce, including such matters as labeling, packaging, storage and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirements that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which they conduct business in accordance with federally established guidelines on storage, handling, and records maintenance. Under the Controlled Substances Act, the Company, as a distributor of controlled substances, is required to obtain annually a registration from the Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. The Company is required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates. In addition, the Company's physician customers are subject to significant federal and state regulation. There can be no assurance that regulations that impact the physicians' practices will not have a material adverse impact on the Company's business.

     On April 10, 1996, the Company, through its Belgian subsidiary, WorldMed N.V., acquired substantially all of the operating assets of Deckers, a Belgian division of Internatio-Muller N.V., a Netherlands public limited company. The assets acquired include real estate, inventory, and accounts receivable. Deckers is based in Leuven, Belgium, and distributes medical equipment, certain pharmaceuticals, and disposables to hospitals and doctors in Belgium, Germany, and France.

     As a result of the acquisition of Deckers in Belgium, WorldMed N.V. is subject to compliance with applicable Belgian, Flemish and European Union laws and regulations, primarily relating to tax, accounting, environmental, labor, medical products and pharmaceuticals distribution, and antitrust matters.

ITEM 2. PROPERTIES

     The Company currently maintains 64 service centers providing service to 50 states throughout the United States and one service center in Belgium. With the exception of the service centers located in Leuven, Belgium and Beaumont, Texas, which are owned, all locations are leased by the Company. The following table identifies the locations of the Company's service centers and the locations which they service.


Service center locations  Locations serviced        Service center locations  Locations serviced
- ------------------------  ------------------        ------------------------  ------------------
Albany, NY                NY, CT, VT                Los Angeles, CA(South)    CA
Albuquerque, NM           NM, CO, TX                Louisville, KY            IN, KY
Atlanta, GA               GA, AL                    Lubbock, TX               TX
Baltimore, MD             MD, PA, VA, WV            Memphis, TN               AR, MS, TN
Beaumont, TX              TX                        Miami, FL                 FL
Birmingham, AL            AL, MS                    Minneapolis, MN           IA, MN, MT, ND, SD, WI
Boise, ID                 ID, MT                    Mobile, AL                AL, FL, MS
Leuven, Belgium (1)       Belgium, France, Germany  Nashville, TN             IL, KY, TN
Charlotte, NC             NC, SC, VA, TN            New Orleans, LA           LA, MS, TX
Chattanooga, TN           AL, GA, TN                Norfolk, VA               NC, VA, WV
Chicago, IL               IL, IN, WI                Oklahoma City, OK         OK, KS
Cincinnati, OH            KY, IN, OH, WV            Omaha, NE                 CO, NE, IA, WY
Cleveland, OH             OH                        Orlando, FL               FL
Columbia, SC              SC, GA                    Philadelphia, PA          DE, NJ, NY, PA
Dallas, TX                TX, OK                    Phoenix, AZ               AZ
Davenport, IA             IA, IL                    Pittsburgh, PA            PA, WV, MD, OH, NY
Delray Beach, FL          FL                        Portland, OR              CA, OR, WA
Denver, CO                CO, NM, WY                Raleigh, NC               NC, VA
Detroit, MI               MI                        Richmond, VA              VA
Fairfield, NJ             NJ, NY                    Roanoke, VA               TN, VA
Hartford, CT              CT, MA, VT                Rochester, NY             NY
Honolulu, HI              HI                        Salt Lake City, UT        CO, NV, UT
Houston, TX               TX, OK                    San Antonio, TX           TX
Indianapolis, IN          IN, IL                    San Diego, CA             CA
Jackson, MS               MS, LA                    San Francisco, CA         CA
Jacksonville, FL          FL, GA, SC                Seattle, WA               WA, AK
Kansas City, KS           IL, IA, KS, MO            St. Louis, MO             IL, MO
Knoxville, TN             KY, NC, TN                St. Petersburg, FL        FL
Lafayette, LA             LA                        Tallahassee, FL           AL, FL, GA
Las Vegas, NV             AZ, NV, UT                Tulsa, OK                 AK, OK, MO
Little Rock, AR           TX, AR                    Union, NJ                 NJ, NY
Long Island, NY           MA, NJ, NY                Wareham, MA               RI, CT, ME, MA, NH
Los Angeles, CA (North)   CA

- ----------
(1)  Acquired subsequent to March 29, 1996.

     In the aggregate, PSS' service centers consist of approximately 745,000 square feet, of which all is leased, with the exception of the locations in Leuven, Belgium and Beaumont, Texas, under lease agreements with expiration dates ranging from 1996 to 2001. The Company's service centers range in size from 4,800 square feet to 51,000 square feet.

     The executive offices of PSS consist of approximately 9,000 square feet of leased office space located at 7800 Belfort Parkway, Suite 250, Jacksonville, Florida 32256. The lease for this space expires in April 1997.

     At March 29, 1996, the Company's facilities provided adequate space for the Company's operations. Throughout the Company's history of growth, the Company has been able to secure the required facilities.


ITEM 3. LEGAL  PROCEEDINGS

     There are no legal proceedings against the Company or any of its subsidiaries, other than incidental litigation arising in the ordinary course of business. The Company believes that such litigation will not have a material adverse effect on the Company's operations as a whole.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS

     Shares of the Company's Common Stock are quoted on the NASDAQ National Market under the ticker symbol "PSSI". The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company's Common Stock during the periods indicated:


QUARTER ENDED                 HIGH    LOW
- -------------                 -----  -----
June 30, 1994 (1)             5.08   4.42
September 30, 1994            6.00   5.08
December 31, 1994             6.08   5.04
March 30, 1995                10.67  5.58
June 30, 1995                 13.83  10.33
September 30, 1995            18.67  13.50
December 31, 1995             28.50  13.92
March 29, 1996                30.75  21.00

- ----------
     (1) Represents trading of the Company's Common Stock from May 5, 1994 to June 30, 1994. The registration of the Company's Common Stock was effective May 4, 1994 with the first day of public trading commencing on May 5, 1994 at an initial public offering price of $3.67 per share.

     As of March 29, 1996, there were 901 holders of record and approximately 7,600 beneficial holders of the Company's Common Stock.

     Since inception, the Company has neither declared nor paid cash dividends on the Common Stock. PSS expects that earnings will be retained for the growth and development of the Company's business. Accordingly, PSS does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for fiscal years 1993 through 1996 have been derived from the Company's audited Consolidated Financial Statements which give retroactive effect to the merger with Taylor. The selected financial data of the Company for fiscal year 1992 has been derived from the Company's unaudited consolidated financial statements which give retroactive effect to the merger with Taylor.


                                                                       Fiscal Year Ended
                                             --------------------------------------------------------------------
                                                1992            1993         1994           1995           1996
                                             ----------      ---------     --------       --------       --------
                                             (Unaudited)
                                                               (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
  Net sales                                    $179,276      $227,046      $304,492       $366,285       $483,294
  Gross profit                                   60,550        77,168        99,418        112,929        141,954
  Selling and G&A expenses                       56,587        73,107        93,104        105,145        124,760
  Restructuring charges (1)                        -              303           308          4,389           -
  Merger costs and expenses (2)                    -             -             -              -            15,732
  Earnings before interest and taxes              4,421         4,309         6,831          5,301          4,227
  Net income (loss) before
    extraordinary item                              661           535           981           (909)           186
  Extraordinary loss, net of tax (3)               -             -              327           -              -
                                              ---------      --------      --------       --------       --------
  Net income (loss)                           $     661          $535      $    654       $   (909)      $    186
                                              =========      ========      ========       ========       ========
  Net income (loss) per share before
    extraordinary item                        $     .05      $    .03      $    .06       $  (0.04)      $   0.01
  Extraordinary loss per share, net
    of tax                                         -             -             (.02)          -              -
                                              ---------      --------      --------       --------       --------
  Net income (loss) per share (4)             $     .05      $    .03      $    .04       $  (0.04)      $   0.01
                                              =========      ========      ========       ========       ========
  Weighted average shares
    outstanding (4)                              13,087        16,137        17,178         23,168         30,860
                                              =========      ========      ========       ========       ========
BALANCE SHEET DATA:
  Working capital                             $  28,791      $ 36,615      $ 44,665       $ 52,603       $171,945
  Total assets                                   66,481        88,369       118,844        127,476        271,074
  Long-term liabilities                          28,183        42,868        54,945         34,601          4,043
  Total equity                                   15,818        17,564        21,929         45,121        197,647

- -----------
(1) The fiscal 1995 restructuring charge of $4,389 reflects Taylor management's assessment of the underrealization of future benefits related to certain intangible assets. The fiscal 1994 restructuring charge of $308 resulted from Taylor's consolidation of an acquisition. The fiscal 1993 restructuring charge of $303 resulted from Taylor management's writed own of capitalized software costs.
(2) Merger costs and expenses reflect direct merger expenses incurred in connection with the merger of PSS and Taylor and other poolings.
(3) The extraordinary item in fiscal 1994 resulted from early extinguishment of debt by Taylor.
(4)  Adjusted to give effect to a three-for-one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The table below sets forth for each of the fiscal years ended 1994 through 1996 certain financial information. Included is pro forma net income and net income per share excluding merger costs and expenses and restructuring charges.


                                                             Fiscal Year Ended
                                                -------------------------------------------
                                                  1994            1995               1996
                                                --------       --------            --------
                                               (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
  Net sales                                     $304,492       $366,285            $483,294
  Gross profit                                    99,418        112,929             141,954
  Selling and G&A expenses                        93,104        105,145             124,760
  Restructuring charges (1)                          308          4,389                 -
  Merger costs and expenses (2)                      -              -                15,732
  Earnings before interest and
     taxes                                         6,831          5,301               4,227
  Net income (loss) before
     extraordinary item                              981           (909)                186
  Extraordinary loss, net of tax (3)                 327            -                   -
                                                  ------       --------            --------
  Net income (loss)                               $  654       $   (909)           $    186
                                                  ======       =========           ========
  Net income (loss) per share before
     extraordinary item                           $  .06       $  (0.04)           $   0.01
  Extraordinary loss per share, net
     of tax                                         (.02)           -                   -
                                                  ------       --------            --------
  Net income (loss) per share (4)                 $  .04       $  (0.04)           $   0.01
                                                  ======       =========           ========
  Pro forma net income excluding
     merger costs and expenses and
     restructuring charges                        $  962       $  1,979            $ 11,592
                                                  ======       =========           ========
  Pro forma net income per share
     excluding merger costs and
     expenses and restructuring charges           $  .06       $    .09            $    .38
                                                  ======       =========           ========
  Weighted average shares
     outstanding (4)                              17,178         23,168              30,860
                                                  ======       =========           ========

   (1) The fiscal 1995 restructuring charge of $4,389 reflects Taylor management's assessment of the underrealization of future benefits related to certain intangible assets. The fiscal 1994 restructuring charge of $308 resulted from Taylor's consolidation of an acquisition. The fiscal 1993 restructuring charge of $303 resulted from Taylor management's writedown of capitalized software costs.
   (2) Merger costs and expenses reflect direct merger expenses incurred in connection with the merger of PSS and Taylor and other immaterial poolings.
   (3) The extraordinary item in fiscal 1994 resulted from early extinguishment of debt by Taylor.
   (4)  Adjusted to give effect to a three-for-one stock split.

     PSS is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians. Since its inception in 1983, the Company has achieved significant growth in the number of service center locations, geographic area of operation, net sales, and profitability. During the fiscal years ended 1992 through 1996, PSS's net sales, excluding the retroactive effect of the merger with Taylor, grew at a compound annual rate of 40.5%, and giving retroactive effect of the merger with Taylor, the Company's net sales grew at a compound annual rate of 28.2%. The number of Company service centers has grown from two at the end of fiscal 1984 to 65 currently. In order of priority, the Company's growth has been accomplished through (i) acquiring regional and local medical supplies and equipment distributors, (ii) increasing sales from existing service centers, and (iii) opening start-up service centers. Same center sales growth from centers open for two or more consecutive 12-month periods was 26.8%, 23.3% and 27.7% for each of fiscal years 1996, 1995, and 1994, respectively. Fiscal 1995 and 1994 same store sales exclude sales of Taylor as historical branch level data is not available.

     PSS currently has 65 service centers, 32 of which were opened as start-ups and 33 of which resulted from the acquisition of 37 regional and local medical supplies and equipment distributors. A significant portion of the Company's growth occurred recently with the merger of Taylor. In connection with the integration of Taylor into PSS, the Company closed or merged into existing PSS service centers 17 of the Taylor locations. Additionally, the Company merged eight PSS service centers into the eight remaining Taylor locations, and established two additional service centers in connection with the Taylor merger.

     PSS has grown the number of its sales representatives from 203 in fiscal 1991 to 692 in fiscal 1996. The Company's sales representatives focus on a consultative and comprehensive sales approach with an emphasis on sophisticated diagnostic products. The Company invested approximately $2.1 million in the training and development of its sales representatives and management in fiscal 1996. In addition, the Company has implemented ICONSM, a four pound, pen top, portable computer system for use by its sales representatives. The ICONSM has reduced a majority of the administrative functions of order entry and customer service by instantly providing product information and availability, back order status, and billing information. Also, the ICONSM system enables the customer orders to be taken by the sales representative and transmitted via wireless, radio wave transmission from the portable computer. The Company believes that the ICONSM system has improved and will continue to improve sales representatives' productivity.

     Beginning in fiscal year 1994 and continuing through fiscal year 1996, the Company refocused its pricing and its customer-focused marketing strategies. Based on the Company's desire to increase penetration of existing accounts, to increase aggregate sales and gross profit, and to position itself for better penetration of larger physician group practices and various forms of managed care networks, the Company in fiscal year 1994 reduced its sales prices on its top 300 volume supplies and pharmaceutical products. Also, the Company established Network PlusSM, a physician group purchasing program, under which, when a physician office guarantees at least 80% of its purchase volume to PSS, then the Company will, in return, guarantee the lowest sales prices on certain products as well as certain service guarantees. To fulfill this guarantee, the Company has successfully negotiated lower vendor pricing on its high volume and Network PlusSM products. Despite the lower prices guaranteed to PSS Network PlusSM customers, the Company has been able to increase its service center sales growth and its aggregate gross profit. The change in pricing strategy has contributed to reducing the overall gross profit percentage of the Company by 1.4% and 1.9% in fiscal 1996 and 1995, respectively. Despite the decrease in gross profit percentage, the Company has maintained its operating profit margin in fiscal 1995 and improved its operating profit margin by 1.5% in fiscal 1996, excluding the effect of merger costs in fiscal year

1996 and restructuring charges in fiscal year 1995. The improved profitability is primarily the result of lower servicing and operating costs as a percentage of net sales due to (i) greater penetration of its existing customer base, (ii) expansion through acquisition rather than start-ups which initially entail greater start-up costs as a percentage of net sales, and (iii) expanding its marketing focus to penetrate larger group practices and managed care networks with lower selling and service requirement costs. Management believes the Company's current gross profits are consistent with the Company's long-term strategy.

     The following is management's discussion and analysis of certain additional factors which have affected the Company's financial position and operating results during fiscal years 1996, 1995, and 1994, giving retroactive effect to the merger with Taylor.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 29, 1996 VERSUS FISCAL YEAR ENDED MARCH 30, 1995

     NET SALES. Net sales increased $117.0 million to $483.3 million, or 31.9% for the fiscal year ended 1996 compared to fiscal year 1995 sales of $366.3 million. Along with the factors discussed in Marketing and Product Mix herein, the increase in net sales was attributable to (i) internal sales growth of centers operating at least two years, (ii) incremental sales generated in connection with the Abbott Agreement, (iii) net sales of centers acquired during fiscal 1996, and (iv) net sales of fiscal year 1996 Company start-up service centers.

     Same store sales growth approximated 27% for fiscal year 1996. The first year performance goals as set forth in the Abbott Agreement were met with PSS realizing approximately $55.0 million in incremental net sales of Abbott products during fiscal year 1996. Excluding Taylor, Company acquisitions and start-ups added to the growth in fiscal year 1996 net sales with approximately $14.5 million of net sales resulting from the acquisition of nine local and regional medical suppliers and $9.2 million of net sales generated by four Company start-ups, one of which was merged into an acquired Taylor location during fiscal year 1996.

     GROSS PROFIT. Gross profit increased $29.0 million, or 25.7%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. The increase in gross profit dollars is attributable to the sales growth described above.
Gross profit as a percentage of net sales was 29.4% and 30.8% for the fiscal years ended 1996 and 1995, respectively. The decrease in gross profit percentage as a percentage of net sales is attributable to the penetration by the Company into larger physician group practices that require more competitive pricing but entail lower selling and servicing costs. The decrease in gross profit percentage is also attributable to lower margins on diagnostic products distributed under the Abbott Agreement. Margins under the Abbott Agreement are scheduled to increase annually based on achievement by the Company of certain performance goals as stipulated therein.

     For the fiscal year ended 1996, the Company sold approximately $75 million of Abbott product with a gross profit percentage of 18.0%. Also the Company's gross profits include first year reimbursements by Abbott for gross profit on direct sales by Abbott to PSS customers as set forth in the Abbott Agreement. These reimbursements totaled $1.7 million during fiscal year 1996 effectively raising gross profit by 0.4%. The Abbott sales, net of direct reimbursements, negatively impacted the Company's gross profit percentage by 1.7%.

     Also positively impacting gross profits are vendor performance incentives, in addition to the Abbott direct sales reimbursements, earned by PSS through the achievement of certain predetermined Company purchase and sales levels. These performance incentives totaled $6.4 million and $4.2 million for the fiscal years ended 1996 and 1995, respectively. These vendor incentives effectively raised the gross profit percentage by 1.3% and 1.1% during fiscal years 1996 and 1995, respectively. Although the Company plans and expects to continue to negotiate vendor performance incentives, there is no assurance that vendor performance incentives will continue to positively impact gross profit at the historical levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $12.4 million, or 18.8%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. General and administrative expenses as a percentage of net sales, however, decreased to 16.3% for the fiscal year ended 1996 from 18.1% for the fiscal year ended 1995. The decrease in general and administrative expenses as a percentage of net sales was a result of (i) improved leveraging by PSS of its existing service centers' fixed general and administrative expenses through increased sales volume; (ii) reduced overhead from the sale of assets by Taylor in fiscal 1995 and decreased depreciation expense associated with the assets sold; and (iii) reduced amortization relating to intangible assets written-off by Taylor during fiscal 1995. The decrease in general and administrative expenses as a percentage of net sales was accomplished despite the additional overhead costs associated with the implementation of the Abbott product line and the acquisition and start-up of new service centers.

     SELLING EXPENSES.   Selling expenses increased $7.2 million, or 18.4%, for
the fiscal year ended 1996 compared to the fiscal year ended 1995. Selling expense as a percentage of net sales was 9.5% and 10.6% for fiscal years 1996 and 1995, respectively. The decrease in selling expense as a percentage of net sales is due to improved leveraging of existing service centers' fixed selling expenses, such as salaries paid to sales representatives during the conversion period from a guaranteed salary to a commission compensation arrangement and the leveraging of sales management salaries. The decrease in selling expenses as percentage of net sales is also due to the variable commission plan of the Company which pays a lower commission on Abbott products due to the lower gross profit as a percentage of net sales on those products.

     MERGER COSTS AND EXPENSES. During fiscal 1996, the Company recorded non-recurring merger costs and expenses of $15.7 million associated with the merger of PSS and Taylor and the other immaterial poolings. Such costs include direct merger costs consisting primarily of investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel.

     OPERATING INCOME. Operating income decreased $1.9 million, or 56.9%, for the fiscal year ended 1996 compared to 1995. As a percentage of net sales, operating income for the fiscal year 1996 decreased to 0.3% from 0.9% for the fiscal year ended 1995. The decrease in operating income is the result of the merger costs and expenses of $15.7 million related to the Taylor merger during fiscal 1996. On a pro forma basis, excluding the effect of merger costs and expenses incurred in fiscal year 1996 and the restructuring charge incurred in fiscal year 1995, operating income for the fiscal year ended 1996 would have increased 120.9% to $17.2 million from $7.8 million for the fiscal year ended 1995 due to the factors discussed above.

     INTEREST EXPENSE.   Interest expense for the fiscal  year ended 1996
decreased approximately $1.1 million, or 28.3%, compared to the fiscal year ended 1995. Interest expense decreased as a result of the decrease in average indebtedness and the refinancing at a more favorable rate of Taylor debt assumed by PSS. The decrease in average indebtedness for fiscal year 1996 compared to fiscal year 1995 is due to the use of the net proceeds from the secondary offering of common stock of approximately $58.2 million of the total net proceeds of $142.9 million to repay all outstanding debt, other than capital lease obligations, on November 20, 1995.

     INTEREST INCOME. The Company earned interest income of $1.2 million from the short-term investment of the remaining net proceeds from the secondary offering.

     OTHER INCOME.   Other income decreased approximately $0.3 million, or
16.9%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. Other income decreased due to a net gain on sale of assets by Taylor recorded during fiscal 1995 of approximately $920,000. Excluding the gain, other income would have increased approximately $598,000 primarily due to the increase in finance charge income on customer accounts.

     PROVISION FOR INCOME TAXES. Provision for income taxes decreased $1.1 million, or 45.3%, for the fiscal year ended 1996 compared to the fiscal year ended 1995 due to a tax adjustment for the utilization of Taylor net operating losses and a change in the valuation allowance. This tax adjustment resulted in an increase in net income of $1.3 million.

     NET INCOME.    Net income increased $1.1 million, or 120.4%, for the
fiscal year ended 1996 compared to the fiscal year ended 1995 as a result of the utilization of Taylor net operating losses as discussed above. As a percentage of net sales, net income increased for the fiscal year ended 1996 to 0.04% from the net loss of 0.2% for the fiscal year ended 1995. Excluding the effect of merger costs and expenses in fiscal year 1996 and the restructuring charge in fiscal year 1995, pro forma net income would have increased 480% to $11.6 million for the fiscal year ended 1996 compared to $2.0 million for the fiscal year ended 1995. The increase in pro forma net income is primarily attributable to the increasing profitability of maturing centers and the leveraging of fixed costs through sales growth.


FISCAL YEAR ENDED MARCH 30, 1995 VERSUS FISCAL YEAR ENDED MARCH 31, 1994

     NET SALES. Net sales increased $61.8 million, or 20.3%, for the fiscal year ended 1995 compared to the fiscal year ended 1994. The increase in net sales was attributable to internal sales growth, expansion through acquisitions of local medical supply and equipment distributors and Company start-ups.

     Of the increase in net sales, $37.0 million, or 59.9% resulted from the sales growth of service centers operating during the entire fiscal years 1995 and 1994, $26.0 million, or 42.1%, resulted from the increase in fiscal 1995 sales of four service centers acquired in fiscal 1995 and the sales of four service centers acquired in fiscal 1994, and $3.5 million, or 5.7%, resulted from the increase in fiscal 1995 sales of five Company start-up service centers in fiscal 1995 and the sales of one Company start-up service center in fiscal 1994. Of the five fiscal 1995 Company start-up service centers, three were in operation three months or less as of March 30, 1995.

     GROSS PROFIT. Gross profit increased $13.5 million, or 13.6%, for the fiscal year ended 1995 compared to the fiscal year ended 1994. The increase in gross profit dollars is attributable to the sales growth as described above.

     Gross profit as a percentage of net sales was 30.8% and 32.7% for the fiscal years ended 1995 and 1994, respectively. The decrease is primarily attributable to a change in pricing strategy adopted by the Company during fiscal year 1994 which has allowed the Company to increase market penetration in its existing customer accounts, to expand the Company's market reach to new customers in each service center, and to position the Company to better service larger physician group practices that require more competitive pricing but entail lower selling and servicing costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $7.8 million, or 13.3%, for the fiscal year ended 1995 compared to the fiscal year ended 1994. General and administrative expenses as a percentage of net sales, however decreased to 18.1% from 19.2% for the fiscal years ended 1995 and 1994, respectively. The Company has historically experienced decreases in general and administrative expenses as a percentage of net sales due to leveraging of existing service centers' fixed general and administrative expenses through increased sales volume, as evidenced by the decrease for the fiscal year ended 1995 compared to 1994.

     SELLING EXPENSES.   Selling expenses increased $4.3 million, or 12.3%, for
the fiscal year ended 1995 compared to the fiscal year ended 1994. Selling expense as a percentage of net sales decreased to 10.6% from 11.4% for fiscal years ended 1995 and 1994, respectively. The decrease in selling expense as a percentage of net sales was due to improved leveraging of existing service centers' fixed selling expenses, such as sales management salaries, through increased sales volume.

     RESTRUCTURING CHARGES. Taylor recorded a restructuring charge of approximately $4.4 million in fiscal 1995 related to the write-off of intangible assets. Taylor management concluded that future prospects for certain of its distribution operations and its physician consulting services and equipment repair business would result in underrealization of future benefits related to certain intangible assets. Taylor recorded a restructuring charge of $308,000 in fiscal 1994 related to a merger with a medical supply and equipment distributor.

     OPERATING INCOME. Operating income decreased $2.6 million, or 43.5%, for the fiscal year ended 1995 compared to 1994. As a percentage of net sales, operating income for the fiscal year ended 1995 decreased to 0.9% from 2.0% for the fiscal year ended 1994. The decrease was attributable to restructuring charges recorded by Taylor as described above. Excluding the effect of the fiscal 1995 and 1994 restructuring charges, pro forma operating income increased $1.5 million or 23.3% to $7.8 million for the fiscal year ended 1995.

     INTEREST EXPENSE.   Interest expense for the fiscal  year ended 1995
decreased approximately $764,000, or 16.8%, compared to the fiscal year ended 1994. Interest expense decreased due to a decrease in average indebtedness over the same periods. The decrease in average indebtedness for fiscal year 1995 compared to fiscal year 1994 is primarily attributable to the use of the net proceeds from the Company's initial public offering of common stock, consummated during the quarter ended June 30, 1994, to reduce outstanding debt, and the use of proceeds from the sales of net assets by Taylor to pay down the Taylor line of credit.

     At March 30, 1995, the Company had borrowings with various interest rates based on Libor, the weighted-average rate of which was 7.9%.

     OTHER INCOME.   Other income increased approximately $1.1 million, or
131.2%, for the fiscal year ended 1995 compared to the fiscal year ended 1994. The increase was the result of a gain on sale recognized by Taylor in connection with the sale of the net assets of its home health division of approximately $1.5 million offset by a loss on sale of assets of its Labcare division of approximately $0.6 million both during the fiscal year ended 1995.

     PROVISION FOR INCOME TAXES.   Provision for income taxes increased $1.1
million, or 86.7%, for the fiscal year ended 1995 compared to the fiscal year ended 1994. The provision for income taxes increased despite a decrease in operating income for the fiscal year ended 1995 as compared to fiscal year ended 1994 due to the increase in the non-deductible restructuring charges recorded by Taylor during the fiscal year ended 1995.

     NET (LOSS) INCOME.    Net income decreased  $1.6 million, or 239.1%, for
the fiscal year ended 1995 to a net loss of $909,000 compared to net income of
$654,000 for the fiscal year ended 1994.   The decrease in net income resulted
from the Taylor restructuring charges discussed above. Excluding the effect of the fiscal 1995 and 1994 Taylor restructuring charges, net income increased $1.0 million, or 105.9%, to $2.0 million for the year ended 1995 as compared to fiscal 1994.

QUARTERLY RESULTS (UNAUDITED)

     The following table presents summarized unaudited quarterly results of operations for the Company for fiscal years 1996 and 1995, giving retroactive effect to the merger with Taylor. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of acquisitions of service centers, the timing of the opening of start-up service centers, and changes in physicians' buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.




                                                     Summary Quarterly Results
                                                        Fiscal Year 1996
                                      ---------------------------------------------------------
                                       First          Second          Third            Fourth
                                      quarter         quarter        quarter           quarter
                                      -------         -------        -------           -------
                                                          (in thousands)
Net sales                            $105,310        $119,672        $126,311          $132,001
Gross profit                           31,829          34,323          37,145            38,657
Merger costs and expenses                -             12,095           3,484               153
Restructuring charges                    -               -               -                 -
Net income (loss)                    $  1,173        $ (7,376)       $  1,031          $  5,358
                                     ==========================================================
Net income (loss) per share          $    .05        $   (.30)       $    .03          $    .15
                                     ==========================================================
Pro forma net income
excluding merger
costs and expenses and
restructuring charges                $  1,173        $  1,856        $  3,079          $  5,484
                                     ==========================================================
Pro forma net income
per share excluding
merger costs and expenses
and restructuring charges            $    .05        $    .07        $    .10          $    .15
                                     ==========================================================
                                                      Summary Quarterly Results
                                                           Fiscal Year 1995
                                      ---------------------------------------------------------
                                       First          Second          Third            Fourth
                                      quarter         quarter        quarter           quarter
                                      -------         -------        -------           -------
                                                          (in thousands)

Net sales                              $88,602        $90,612         $92,236          $94,835
Gross profit                            27,899         27,459          28,089           29,482
Merger costs and expenses                 -              -               -                -
Restructuring charges                     -             4,389            -                -
Net income (loss)                      $ 1,261        $(3,586)        $ 1,044          $   372
                                       =======================================================
Net income (loss) per share            $   .06        $  (.16)        $   .04          $   .02
                                       =======================================================
Pro forma net income
(loss) excluding merger
costs and expenses and
restructuring charges                  $ 1,261        $  (697)        $ 1,044          $   372
                                       =======================================================
Pro forma net income
(loss) per share excluding
merger costs and expenses
and restructuring charges              $   .06        $  (.03)        $   .04          $   .02
                                       =======================================================

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of the 1995 fiscal year, the Company completed an initial public offering of Common Stock resulting in proceeds, after deducting
issuance costs, of approximately $15.8 million.   The Company used all of the
net proceeds to reduce outstanding debt. Also, in the third quarter of the 1995 fiscal year, the Company amended and restated its credit facility, thereby increasing the maximum availability under the credit facility to $60 million with the option, on the part of the Company, to increase such availability to $75 million.

     Effective November 13, 1995, the Company completed a secondary offering of
11.5 million shares of common stock at $17 per share, 8.8 million of which were offered by the Company. The Company used approximately $58.2 million of the total net proceeds of $142.9 million to repay all outstanding debt.
Management intends to use the remaining net proceeds of the offering for general corporate purposes, including future acquisitions.

     The consummation of these transactions has provided the Company with resources to continue its strategy of being capable of servicing every office-based physician in the United States by 1997, through acquisition and Company start-ups, and has provided the Company with the resources to support future capital expenditures.

     The Company had working capital of $171.9 million and $52.6 million for the fiscal years ended 1996 and 1995, respectively. The increase in working capital is primarily attributable to the increase in cash and cash equivalents from the net proceeds of the Company's secondary offering and also from the increase in the Company's accounts receivable from the growth in sales for the fiscal year ended 1996 as compared to fiscal 1995.

     Net cash (used in) provided by operating activities was $(21.4) million, $(8.1) million and $1.1 million in fiscal years 1996, 1995 and 1994,
respectively.   The net cash used in operating activities is a result of the increase in accounts receivable and funds utilized to fund the growth in the Company's inventories from start-up service centers, to continue growth in existing service centers, and to implement the consolidation and transition of Taylor and nine other acquisitions. Net cash used in investing activities was $9.7 million, $1.2 million and $10.1 million in fiscal years 1996, 1995 and 1994, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures.

     Accounts receivable (net of allowances) were $92.1 million and $62.9 million at March 29, 1996 and March 30, 1995, respectively. The average days sales outstanding were 58 days as of both March 29, 1996 and March 30, 1995.

     Inventories were $52.3 million and $33.3 million as of March 29, 1996 and March 30, 1995, respectively. The Company had inventory turnover of 8.0 and
7.7 times for the fiscal years ended March 29, 1996 and March 30, 1995, respectively. The Company's service centers in existence for more than six years are averaging inventory turnover of 9.0 times per year. The improvement in inventory turnover was due to the maturing of the overall service center population and an increase in equipment sales in the current year. Equipment purchases are typically drop-shipped from the manufacturer resulting in relatively high dollar items turning quickly.

     The Company has historically been able to finance its liquidity needs for expansion through lines of credit provided by banks and proceeds from the public and private offering of stock. Inventory financing has historically
been achieved through negotiating extended payment terms from suppliers.   The
Company believes that the expected cash flows from operations, bank borrowings, capital markets, and vendor credit will be sufficient to fund its liquidity needs for its existing operations and for service center expansion for at least the next two years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Certified Public Accountants                                26

Report of Independent Accountants                                                 27

Financial Statements:

      Consolidated Balance Sheets - March 29, 1996 and March 30, 1995             28

      Consolidated Statements of Operations for the Years Ended March 29, 1996,
        March 30, 1995, and March 31, 1994                                        29

      Consolidated Statements of Shareholders' Equity for the Years Ended
        March 29, 1996, March 30, 1995, and March 31, 1994                        30

      Consolidated Statements of Cash Flows for the Years Ended March 29, 1996,
        March 30, 1995, and March 31, 1994                                        31

      Notes to Consolidated Financial Statements                                  33

Supplemental Schedule:

      Valuation and Qualifying Accounts for the Years Ended March 31, 1994,
        March 30, 1995, and March 29, 1996                                        50

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Physician Sales & Service, Inc.:

We have audited the accompanying consolidated balance sheets of Physician Sales & Service, Inc. (a Florida corporation) and subsidiaries as of March 29,
1996 and March 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 29, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We did not audit the consolidated statements of operations, shareholders' equity or cash flows of Taylor Medical, Inc. and subsidiaries (a company acquired on August 21, 1995, in a transaction accounted for as a pooling-of-interests as described in Note 1) for the year ended March 31, 1994, which statements reflect total net sales of 44% of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Taylor Medical, Inc. and subsidiaries, for the year ended March 31, 1994, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Sales & Service, Inc. and subsidiaries as of March 29, 1996, and March 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 8, Financial Statements and Supplementary Data, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits and the report of the other auditors, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN LLP


Jacksonville, Florida
May 14, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Taylor Medical, Inc.

In our opinion, the consolidated statements of operations, cash flows and shareholders' equity of Taylor Medical, Inc. (not presented separately herein) present fairly, in all material respects, the results of its operations and cash flows for the year ended March 31, 1994, in conformity with generally accepted accounting principles. These finacial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Houston, Texas
December 1, 1994

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       MARCH 29, 1996 AND MARCH 30, 1995

                                                                       1996               1995
                                                                   ------------      -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                     $ 86,332,758      $  1,151,210
     Accounts receivable, net                                        92,060,750        62,936,366
     Inventories                                                     52,270,694        33,334,540
     Prepaid expenses and other                                      10,665,017         3,763,728
                                                                   ------------      ------------
              Total current assets                                  241,329,219       101,185,844

Property and equipment, net                                          14,486,092        11,272,091
Other assets:
     Intangibles, net                                                13,884,322        12,522,433
     Other                                                            1,374,148         2,495,637
                                                                   ------------      ------------
              Total assets                                         $271,073,781      $127,476,005
                                                                   ============      ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $ 57,638,770      $ 35,861,520
     Accrued expenses                                                 8,939,122         9,883,307
     Other                                                            2,806,048         2,837,740
                                                                   ------------      ------------
              Total current liabilities                              69,383,940        48,582,567

     Long-term debt and capital lease obligations, net of
      current portion                                                   494,917        30,622,911
     Other                                                            3,548,168         3,149,814
                                                                   ------------      ------------
              Total liabilities                                      73,427,025        82,355,292

Commitments and contingencies (Notes 2, 3, 8, 9, 11 and 12)

Shareholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
       authorized, no shares issued and outstanding                       -                  -
     Common stock, $.01 par value; 60,000,000 shares
       authorized, 34,528,814 and 24,178,529 shares issued and
       outstanding at March 29, 1996 and March 30, 1995,
       respectively                                                     345,288           241,785
     Additional paid-in capital                                     200,124,412        49,154,905
     Accumulated deficit                                             (2,822,944)       (4,275,977)
                                                                   ------------      ------------
             Total shareholders' equity                             197,646,756        45,120,713
                                                                   ------------      ------------
             Total liabilities and shareholders' equity            $271,073,781      $127,476,005
                                                                   ============      ============



The accompanying notes are an integral part of these consolidated balance sheets.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED MARCH 29, 1996, MARCH 30, 1995,  AND MARCH 31, 1994

                                                                 1996                1995               1994
                                                             ------------         ------------      ------------
Net sales                                                    $483,293,788         $366,284,546      $304,491,473

Cost of goods sold                                            341,339,892          253,355,591       205,073,723
                                                             ------------         ------------      ------------
      Gross profit                                            141,953,896          112,928,955        99,417,750

General and administrative expenses                            78,618,097           66,176,317        58,406,924
Selling expenses                                               46,141,955           38,969,241        34,696,963
Restructuring charges                                                -               4,388,592           307,686
Merger costs and expenses                                      15,731,716                -                 -
                                                             ------------         ------------      ------------
                 Income from operations                         1,462,128            3,394,805         6,006,177
                                                             ------------         ------------      ------------
Other income (expense):
   Interest expense                                            (2,716,992)          (3,789,488)       (4,553,553)
   Interest income                                              1,179,684                -                 -
   Other income                                                 1,584,909            1,906,508           824,994
                                                             ------------         ------------      ------------
                                                                   47,601           (1,882,980)       (3,728,559)
                                                             ------------         ------------      ------------
Income  before provision for income taxes
   and extraordinary item                                       1,509,729            1,511,825         2,277,618
Provision for income taxes                                      1,324,000            2,421,000         1,297,000
                                                             ------------         ------------      ------------
Income (loss) before extraordinary item                           185,729             (909,175)          980,618

Extraordinary loss on early extinguishment of debt,
   net of taxes                                                      -                     -            (326,959)
                                                             ------------         ------------      ------------
Net income (loss)                                            $    185,729         $   (909,175)     $    653,659
                                                             ============         ============      ============
Net income (loss) per common and common
   equivalent share before extraordinary item                $       0.01         $      (0.04)     $       0.06

Extraordinary loss per common and common
   equivalent share                                                  -                     -               (0.02)
                                                             ------------         ------------      ------------
Net income (loss) per common and common
   equivalent share                                          $       0.01         $      (0.04)     $       0.04
                                                             ============         ============      ============





The accompanying notes are an integral part of these consolidated statements.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    FOR THE YEARS ENDED MARCH 29, 1996, MARCH 30, 1995, AND MARCH 31, 1994



                                                     COMMON STOCK             ADDITIONAL
                                                -----------------------        PAID-IN      ACCUMULATED
                                                SHARES         AMOUNT          CAPITAL        DEFICIT         TOTAL
                                                -------------------------------------------------------------------------
Balance at April 1, 1993                        15,634,143       $156,341     $21,428,216    $(4,020,461)   $17,564,096

   Issuance of common stock                      1,825,511         18,255       3,692,936           -         3,711,191
   Net income                                         -              -               -           653,659        653,659
                                                -------------------------------------------------------------------------
Balance at March 31, 1994                       17,459,654        174,596      25,121,152     (3,366,802)    21,928,946
   Issuance of common stock                      6,718,875         67,189      24,033,753           -        24,100,942
   Net loss                                           -              -               -          (909,175)      (909,175)
                                                -------------------------------------------------------------------------
Balance at March 30, 1995                       24,178,529        241,785      49,154,905     (4,275,977)    45,120,713

   Issuance of common stock                     10,059,699        100,597     148,274,378           -       148,374,975
   Tax benefits related to stock option               -              -          2,687,118           -         2,687,118
   Net income                                         -              -               -           185,729        185,729
   Other poolings (Note 10)                        290,586          2,906           8,011      1,267,304      1,278,221
                                                -------------------------------------------------------------------------
Balance at March 29, 1996                       34,528,814       $345,288    $200,124,412    $(2,822,944)  $197,646,756
                                                =========================================================================





The accompanying notes are an integral part of these consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED MARCH 29, 1996, MARCH 30, 1995, AND MARCH 31, 1994



                                                                          1996          1995            1994
Cash Flows From Operating Activities:
 Net income (loss)                                                     $  185,729   $ (909,175)      $  653,659
 Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
      Depreciation and amortization                                     4,019,127    4,137,443        4,482,671
      Merger costs and expenses                                         5,435,196         -                -
      Restructuring charges                                                  -       4,388,592          307,686
      (Benefit) provision for deferred income taxes                      (789,000)        -             199,000
      Net (gain) loss on sale of equipment                                   -        (920,124)             559
      Employee benefit plan stock contribution                            120,000       85,175           80,000
      Extraordinary loss, net of taxes                                       -            -             326,959
      Other                                                                  -            -             (34,000)
      Changes in operating assets and liabilities, net of effects from business acquisitions:
                Increase in accounts receivable, net                  (22,655,721)  (6,911,602)     (10,054,193)
                Increase in inventories                               (17,930,176)  (1,266,370)      (2,361,027)
               (Increase) decrease in prepaid expenses and other
                    current assets                                     (2,923,356)     179,597         (638,218)
                Decrease (increase) in other assets                         2,300   (1,248,038)         (53,391)
                Increase (decrease) in accounts payable, accruals,
                    and other liabilities                              13,088,428   (5,617,334)       8,184,321
                                                                     ------------  -----------      -----------

                         Net cash (used in) provided by operating
                             activities                               (21,447,473)  (8,081,836)       1,094,026
                                                                     ------------  -----------      -----------
Cash Flows From Investing Activities:
     Proceeds from sales of assets                                           -      11,985,542            6,790
     Capital expenditures                                              (5,267,244)  (3,124,286)      (3,776,351)
     Payment for purchases of net assets from business
       acquisitions                                                    (2,838,529)  (9,010,130)      (5,056,200)
     Payments on noncompete agreements                                 (1,545,970)  (1,036,957)        (927,151)
     Other                                                                   -            -            (322,000)
                                                                     ------------  -----------      -----------
                         Net cash used in investing activities         (9,651,743)  (1,185,831)     (10,074,912)
                                                                     ------------  -----------      -----------





The accompanying notes are an integral part of these consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED MARCH 29, 1996, MARCH 30, 1995, AND MARCH 31, 1994
                                  (CONTINUED)




                                                                                 1996             1995              1994
Cash Flows From Financing Activities:
     Principal payments under capital lease obligations                       (1,124,293)       (931,949)         (719,893)
     Proceeds from long-term debt                                            284,862,211     420,751,863       322,780,582
     Principal payments of long-term debt                                   (315,711,129)   (434,060,803)     (313,926,202)
     Proceeds from issuance of common stock                                  148,253,975      23,498,353         1,503,769
                                                                            ------------   -------------     -------------
               Net cash provided by financing activities                     116,280,764       9,257,464         9,638,256
                                                                            ------------   -------------     -------------
Net increase (decrease) in cash and cash equivalents                          85,181,548         (10,203)          657,370

Cash and cash equivalents, beginning of year                                   1,151,210       1,161,413           504,043
                                                                            ------------   -------------     -------------
Cash and cash equivalents, end of year                                      $ 86,332,758   $   1,151,210     $   1,161,413
                                                                            ============   =============     =============
Supplemental Disclosures:
Interest paid                                                               $  2,834,901   $   4,081,797     $   4,113,987
                                                                            ============   =============     =============
Income taxes paid                                                           $  2,084,282   $   3,018,917     $     485,013
                                                                            ============   =============     =============
Merger costs and expenses paid                                              $ 10,296,520   $        -        $        -
                                                                            ============   =============     =============





The accompanying notes are an integral part of these consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 29, 1996, MARCH 30, 1995 AND MARCH 31, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND NATURE OF BUSINESS
   Physician Sales & Service, Inc. (the "Company" or "PSS") was incorporated in 1983 in Jacksonville, Florida. PSS is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians. The Company currently operates 64 service centers in the United States distributing to approximately 88,000 physician office sites in all 50 states and one service center located in Belgium.

   In March 1996 the Company established three new subsidiaries, WorldMed, N.V., WorldMed International, Inc., ("WorldMed Int'l.") and WorldMed, Inc. WorldMed Int'l. was established by the Company to manage and develop the international medical supply and equipment distribution consolidation. In order to maintain the focus of PSS, WorldMed, Inc. will serve as a platform to possibly acquire multi-market medical distribution companies.

PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of PSS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

STOCK SPLIT
   All stock-related data has been retroactively adjusted to reflect a three-for-one stock split effective on September 22, 1995 which was distributed on October 5, 1995.

CONSOLIDATED FINANCIAL STATEMENTS
   The accompanying consolidated financial statements give retroactive effect to the merger (the "Merger") with Taylor Medical, Inc. ("Taylor"). On August 21, 1995, PSS issued 3,790,215 shares of its common stock, $.01 par value per share, in exchange for all of the outstanding equity interest of Taylor.
Taylor was engaged in the distribution and sale of medical supplies, equipment, and pharmaceuticals to office-based physicians and managed care facilities in 24 states. The transaction was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements have been retroactively adjusted as if PSS and Taylor had operated as one entity since inception.

   Certain items have been reclassified to conform to the current year presentation.

FISCAL YEAR
   Beginning in fiscal year 1996, the Company's fiscal year ends on the Friday closest to March 31 of each year. The Company's fiscal year ended on the Thursday closest to March 31 of each year prior to fiscal year 1996. Fiscal years 1996, 1995, and 1994 consist of 52 weeks.

USE OF ESTIMATES
   In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK
   The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited as the balance is comprised of numerous individual
accounts, none of which is individually significant.   The Company monitors the
creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns. The Company had reserves for doubtful accounts of approximately $2,218,000 and $1,254,000 as of the end of fiscal years 1996 and 1995, respectively.

CASH MANAGEMENT
   The Company utilizes a zero balance bank account, and checks issued for cash disbursements are funded with balances from overnight investments. Outstanding checks are recorded as accounts payable until they are presented to the bank, at which time the payments are applied against the overnight investments. The Company had $6,841,573 and $4,519,329 of outstanding checks recorded in accounts payable as of the end of fiscal years ended 1996 and 1995, respectively.

CASH AND CASH EQUIVALENTS
   Cash and cash equivalents generally consist of cash held at banks, short-term government obligations and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months.

FAIR VALUE OF FINANCIAL INSTRUMENTS
   During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires, among other things, disclosures regarding the fair value of financial instruments and the assumptions made in determining their fair values, where practicable. The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, and long-term debt and capital lease obligations, approximate their fair values.

INVENTORIES
   Inventories are comprised principally of medical supplies and equipment and are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value.

PROPERTY AND EQUIPMENT
   Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized over the lease terms or the estimated useful lives, whichever is shorter. Gain or loss upon retirement or disposal of property and equipment is recorded in other income in the accompanying consolidated statements of operations.

INTANGIBLES
   Noncompete agreements are amortized on a straight-line basis over the lives of the agreements, which range from three to ten years (Note 5). Customer lists are amortized on a straight-line basis over ten years.

   The Company has classified as goodwill the cost in excess of the fair value of net identifiable assets purchased in business acquisitions which are accounted for as purchase transactions. Goodwill is being amortized over fifteen to thirty years using the straight-line method (Note 5). Subsequent to the date of acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate a change in the estimated useful life or recoverability of goodwill.

SELF-INSURANCE COVERAGE
   The Company maintains a self-insurance program for employee health costs. Additional coverage is provided by a third party for stop-loss based on maximum costs of $100,000 per employee and approximately $4,550,000 in the aggregate. Claims that have been incurred but not reported are recorded based on estimates of claims provided by a third-party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

INCOME TAXES
   The Company uses the asset and liability method in accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes result primarily from the use of different methods for financial reporting and tax purposes.

SHAREHOLDERS' EQUITY
   On May 5, 1994, the Company completed an initial public offering of 5,100,000 shares of its common stock at $3.67 per share, of which 4,200,000 were offered by the Company. On June 3, 1994, the Company's underwriters exercised their overallotment option for an additional 765,000 shares of the Company's common stock at $3.67 per share. The proceeds of the sale after deducting issuance costs were approximately $15,800,000. The Company used all of the net proceeds to reduce outstanding bank debt.

   On March 27, 1995, the Company signed a Distributorship Agreement (the "Abbott Agreement") with Abbott Laboratories ("Abbott") providing for the exclusive distribution of certain Abbott diagnostic products (Note 12). As part of the Abbott Agreement, Abbott purchased 825,000 unregistered, restricted shares of PSS common stock. The proceeds of approximately $5,900,000 were used to reduce outstanding bank debt.

   Effective November 13, 1995 the Company completed a secondary offering of 11,500,000 shares of common stock at $17 per share, 8,800,000 of which were offered by the Company. The Company used approximately $58,200,000 of the total net proceeds of $142,900,000 to repay debt. If the common stock offering had occurred, the debt subsequently had been repaid, and the remaining net proceeds had been invested as of April 1, 1995, pro forma net income per share would have approximated $0.12. Management intends to use the remaining net proceeds of the offering for general corporate purposes, including future acquisitions.

   During fiscal 1996, the Company merged with three other medical supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method, by issuing 290,586 shares of PSS common stock in exchange for all of the common stock of the acquired companies (Note 10).

   The Company realized an income tax benefit from the exercise or early disposition of certain stock options. This benefit resulted in a decrease in current income taxes payable and an increase in additional paid-in capital.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
   Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Weighted average shares outstanding for purposes of this calculation were approximately 30,860,000, 23,168,000, and 17,178,000 for 1996, 1995, and 1994 respectively.

STATEMENTS OF CASH FLOWS
   As discussed in Note 10, Business Acquisitions, the Company issued stock in the amount of $121,000 related to acquisitions accounted for as purchases. The Company also assumed net assets of $1,278,221 in conjunction with the mergers of three other medical supply and equipment distributors accounted for under the pooling-of-interests method. The Company realized a reduction of income taxes payable from the exercise or early disposition of certain stock options of approximately $2,687,000. Also, the Company incurred capital lease obligations to obtain equipment of approximately $514,000 in fiscal year 1995. All of the above items were excluded from the statements of cash flows as these items were non-cash transactions.

ACCOUNTING STANDARDS CHANGES
   In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 established, among other things, accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Company will be required to adopt SFAS No. 121 for fiscal year 1997. Based on a preliminary evaluation of this Standard's requirements, management does not expect the adoption of the Standard to have a material effect on the Company's financial statements.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has decided to continue to account for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25 and will comply with the disclosure requirements of SFAS No. 123 in its fiscal year 1997 financial statements.


2. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-term debt and capital lease obligations consist of the following:

                                                                        March 29,              March 30,
                                                                          1996                   1995
                                                                     ---------------        --------------
Lines of credit                                                      $        -             $  21,622,005
Real estate mortgage note                                                     -                   698,137
Other notes repaid in fiscal 1996                                             -                 7,105,142
Capital lease obligations                                                  1,259,393            2,026,171
                                                                     ---------------        -------------
                                                                           1,259,393           31,451,455
Less current maturities                                                      764,476              828,544
                                                                     ---------------        -------------
                                                                     $       494,917        $  30,622,911
                                                                     ===============        =============

LINES OF CREDIT

   The Company has a financing and security agreement (the "Agreement") with a bank (the "Bank"). The Agreement allows the Company to obtain loans from the Bank on a revolving basis. The Agreement provides for loans in the amount of 85% of the outstanding amount of eligible accounts receivable plus the lesser of $25,000,000 or 50% of eligible inventory. The total amount of loans outstanding under the Agreement cannot exceed the lesser of $60,000,000 or amounts available subject to eligible collateral. The Agreement provides for an option, on the part of the Company, to increase the availability to $75,000,000. There was no balance outstanding at March 29, 1996.

   The loans are collateralized by the Company's accounts receivable, inventory, and equipment. Interest accrues, subject to certain leverage ratio requirements, at a variable rate indexed on the London Interbank Offered Rate ("LIBOR") plus the applicable margin or the Bank's Prime Rate plus the applicable margin at the option of the Company. Interest rates may vary from Prime to Prime plus 75 basis points or from LIBOR plus 150 basis points to LIBOR plus 250 basis points, based on the Company's leverage ratio. The Agreement provides for a termination date of April 30, 1998, at which time the Agreement may be extended annually at the Bank's sole discretion upon request by the Company.

      The Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a current ratio of 2 to 1, a debt service coverage ratio of 1.1 to 1 and a maximum debt leverage ratio of 5 to 1, all computed as defined in the Agreement. In addition, the Company must maintain minimum tangible net worth plus subordinated indebtedness, as defined in the Agreement, of $23,500,000 as of March 29, 1996, increasing by $1,000,000 as of the end of each subsequent fiscal year. The Agreement also contains restrictions on mergers, acquisitions, investments, capital expenditures, intangible assets, indebtedness, and stock transactions, among other things.

   Taylor had a financing and security agreement with a separate bank which, as amended, allowed Taylor to obtain loans on a revolving basis. The maximum loan amount available at March 30, 1995 was $17,992,000, of which $10,481,263 was outstanding. The Company repaid the Taylor agreement in fiscal 1996 at the merger date, dissolving the financing and security agreement with the bank.

CAPITAL LEASE OBLIGATIONS

   As of March 29, 1996, future minimum payments, by fiscal year and in the aggregate, required under capital leases are as follows:

         Fiscal year:
              1997                                                          $         832,588
              1998                                                                    378,708
              1999                                                                    158,017
                                                                            -----------------
         Net minimum lease payments                                                 1,369,313
         Less amount representing interest                                           (109,920)
                                                                            -----------------
         Present value of net minimum lease payments under capital leases           1,259,393
         Less amounts due in one year                                                (764,476)
                                                                            -----------------
         Amounts due after one year                                         $         494,917
                                                                            =================

3. OPERATING LEASE COMMITMENTS

   The Company leases various office and warehouse facilities and transportation and office equipment under operating leases which expire at various dates through 2001. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

   Rent expense approximated $5,203,000, $5,067,000, and $4,288,000 for fiscal years 1996, 1995, and 1994, respectively. Additionally, the Company accrued approximately $700,000 in fiscal year 1996 to cover operating lease payments related to duplicate facilities which were closed in conjunction with the Merger. This amount is included in merger costs and expenses. As of March 29, 1996, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

         Fiscal year:
              1997                                                 $   7,365,000
              1998                                                     5,235,000
              1999                                                     3,201,000
              2000                                                     2,148,000
              2001                                                     1,233,000
         Thereafter                                                    1,217,000
                                                                    ------------
         Total                                                      $ 20,399,000
                                                                    ============


4.  PROPERTY AND EQUIPMENT

   Property and equipment, stated at cost, are summarized as follows:

                                                                       1996              1995
                                                                   ------------      ------------
          Land                                                     $    121,524      $    121,524
          Building                                                    1,207,560         1,207,560
          Warehouse and data processing equipment                    16,293,663        11,982,435
          Transportation equipment                                    1,986,876         1,629,970
          Furniture, fixtures and leasehold improvements              3,725,176         2,683,435
                                                                   ------------      ------------
                                                                     23,334,799        17,624,924
          Accumulated depreciation                                   (8,848,707)       (6,352,833)
                                                                   ------------      ------------
                                                                   $ 14,486,092      $ 11,272,091
                                                                   ============      ============

   Warehouse and data processing equipment and transportation equipment include equipment acquired under capital leases with a cost of $3,909,000 and $3,704,000 and related accumulated depreciation of $1,766,000 and $862,000 at March 29, 1996 and March 30, 1995, respectively.

   Depreciation expense aggregated approximately $2,128,000, $2,141,000, and $1,945,000 for 1996, 1995, and 1994, respectively.

5. INTANGIBLES

   Intangibles, stated at cost, consist of the following:

                                                                   1996              1995
                                                              --------------   -------------
  Customer lists                                              $    1,714,994   $   1,365,905
  Goodwill                                                         8,693,095       7,415,094
  Noncompete agreements                                            7,146,913       7,163,817
                                                              --------------   -------------
                                                                  17,555,002      15,944,816
  Accumulated amortization                                        (3,670,680)     (3,422,383)
                                                              --------------   -------------
                                                              $   13,884,322   $  12,522,433
                                                              ==============   =============


   As of March 29, 1996, future minimum payments, by fiscal year and in the aggregate, required under noncompete agreements are as follows:

                               1997                              $    1,553,504
                               1998                                   1,234,346
                               1999                                     860,401
                               2000                                     313,328
                               2001                                      58,254
                               Thereafter                               112,300
                                                                 --------------
                                                                 $    4,132,133
                                                                 ==============



6. INCOME TAXES

         The provisions for income taxes are detailed below:

                                                                    1996                1995              1994
                                                                 ----------          ----------         -----------
  Current tax provision:
       Federal                                                   $1,719,000          $1,982,000         $   814,000
       State                                                        394,000             439,000             284,000
                                                                 ----------          ----------         -----------
            Total current                                         2,113,000           2,421,000           1,098,000
                                                                 ----------          ----------         -----------
  Deferred tax (benefit) provision:
       Federal                                                     (643,000)              -                 181,000
       State                                                       (146,000)              -                  18,000
                                                                 ----------          ----------         -----------
            Total deferred                                         (789,000)              -                 199,000
                                                                 ----------          ----------         -----------
                 Total income tax provision                      $1,324,000          $2,421,000         $ 1,297,000
                                                                 ==========          ==========         ===========

         The difference between income tax computed at the federal statutory rate and the actual tax provision is shown below:

                                                                   1996                     1995            1994
                                                             --------------            -------------   -------------
Income before taxes                                          $    1,510,000            $   1,512,000   $   2,278,000
                                                             ==============            =============   =============
Tax provision at the statutory rate                          $      513,000            $     514,000   $     775,000
                                                             --------------            -------------   -------------
Increase (decrease) in taxes:
   Taxes related to extraordinary loss                                -                      -               (87,000)
   Change in valuation allowance for deferred taxes                (956,000)               1,023,000         156,000
   State income tax, net of federal benefit                         329,000                   94,000         241,000
   Write-off of intangibles                                           -                      562,000            -
   Meals and entertainment                                          134,000                  162,000          44,000
   Goodwill amortization                                              8,000                   10,000          91,000
   Cash surrender value of life insurance                            45,000                   26,000          29,000
   Non-taxable investment income                                   (198,000)                 -                  -
   Merger costs and expenses                                      2,216,000                  -                  -
   Utilization of tax net operating losses                         (776,000)                 -                  -
   Other, net                                                         9,000                   30,000          48,000
                                                             --------------            -------------   -------------
        Total increase in taxes                                     811,000                1,907,000         522,000
                                                             --------------            -------------   -------------
             Total income tax provision                      $    1,324,000            $   2,421,000   $   1,297,000
                                                             ==============            =============   =============
               Effective tax rate                                      87.7%                   160.1%           56.9%
                                                             ==============            =============   =============

         Deferred income taxes for 1996 and 1995 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at March 29, 1996 and March 30, 1995 are detailed below:

                                                                    1996              1995
                                                                 -----------       ----------
     Deferred tax assets:
          Merger costs and expenses                              $   204,000       $     -
          Allowance for doubtful accounts and sales returns          717,000          537,000
          Intangibles                                                681,000          444,000
          Inventory uniform cost capitalization                      482,000          380,000
          Net operating loss carryforwards                           219,000          995,000
          Accrued expenses                                           399,000          478,000
          Reserve for inventory obsolescence                         105,000           66,000
          Other                                                      197,000             -
                                                                 -----------       ----------
               Gross deferred tax assets                           3,004,000        2,900,000
                                                                 -----------       ----------
     Deferred tax liabilities:
          Excess of tax depreciation and amortization over
                 book depreciation and amortization               (1,179,000)        (847,000)
          Other                                                     (136,000)        (197,000)
                                                                 -----------       ----------
               Gross deferred tax liabilities                     (1,315,000)      (1,044,000)
                                                                 -----------       ----------
                                                                   1,689,000        1,856,000
                    Valuation allowance                             (900,000)      (1,856,000)
                                                                 -----------       ----------
                    Net deferred tax asset                       $   789,000       $     -
                                                                 ===========       ==========

    A valuation allowance has been provided for those temporary differences for which utilization is uncertain. Based on an evaluation of the realizability of deferred tax assets at March 29, 1996, the valuation allowance was reduced by $956,000.

   The income tax benefits related to the exercise or early disposition of certain stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $2,687,000 and $0 for fiscal years 1996 and 1995, respectively.

   At March 29, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $564,000 which expire from 2006 to 2011.


7.  RELATED-PARTY TRANSACTIONS

   A member of the board of directors provides legal services as general counsel to the Company. Fees for such legal services were approximately $136,000, $124,000, and $92,000 in 1996, 1995, and 1994, respectively.

   A member of the board of directors is Chairman and CEO of the insurance company that administered the Company's self-insurance program through December 31, 1995. Administrative fees paid to such company were approximately $484,000 during the first nine months of fiscal year 1996, $339,000 for fiscal year 1995 and $73,000 for the three months during which the company administered claims in fiscal year 1994. The Company changed its medical insurance administrator as of January 1, 1996 to an unrelated party.

   Taylor had the following related party transactions with persons who were shareholders or officers of Taylor before the Merger. Taylor had notes receivable of $823,022 outstanding at March 30, 1995 with interest received in fiscal 1995 of $241,000. This note was settled in fiscal 1996. Taylor also had notes payable of $5,966,000 outstanding at March 30, 1995 with interest payments of $777,000 in fiscal 1995. These notes payable were repaid by the Company in fiscal 1996 in conjunction with the Merger.


8. STOCK OPTION PLANS

INCENTIVE STOCK OPTION PLAN

   Under the Company's qualified 1986 Incentive Stock Option Plan, 8,001,000 shares of the Company's common stock are reserved for sale to officers and key employees. Options may be granted at prices not less than fair market value at the date of grant and are exercisable during periods of up to five years from that date. The exercisability of the options is not subject to future performance.

Information regarding this plan is summarized below:

                                                              Number of          Exercise Price
                                                                Shares             Per Share
                                                              ----------         -------------
Balance, April 1, 1993                                         1,486,659           $1.02-$2.02

Granted                                                          630,000             2.10-2.31
Exercised                                                       (503,508)            1.02-2.10
Canceled                                                         (72,654)            1.43-2.10
                                                              ----------         -------------
Balance, March 31, 1994                                        1,540,497             1.02-2.31

Granted                                                          648,000             3.67-5.67
Exercised                                                       (817,899)            1.01-3.67
Canceled                                                         (12,000)                 1.59
                                                              ----------         -------------
Balance, March 30, 1995                                        1,358,598             1.43-5.67

Granted
                                                                    -                    -
Exercised                                                       (607,405)            1.43-5.67
Canceled                                                         (30,297)            1.01-5.67
                                                              ----------         -------------
Balance, March 29, 1996                                          720,867           $2.10-$5.67
                                                              ==========         =============

   No compensation expense has been recorded because the options were granted at fair market value. As of March 29, 1996, approximately 2,388,000 shares of common stock are available for issuance under the plan. The Company does not intend to issue any more options under this plan.

OPTIONS ISSUED IN EXCHANGE FOR FORMER TAYLOR MEDICAL OPTIONS

   In conjunction with the acquisition of Taylor Medical, Inc., the Company assumed the nonqualified Taylor Medical Stock Option Plans of 1986 and 1993. The options outstanding at the time of acquisition were converted to allow grantees the right to acquire the Company's common stock at a rate consistent with the merger's stock pooling agreement. All options under this plan are priced at $5.08 per common share. Options are not subject to future performance.

Information regarding these options are summarized below:

                                                                Number of            Exercise Price
                                                                 Shares                 Per Share
                                                                ---------            --------------
Balance, April 1, 1993                                            282,222                     $5.08

Granted                                                           337,362                      5.08
Exercised                                                             -                       -
Canceled                                                           (5,808)                     5.08
                                                                ---------            --------------
Balance, March 31, 1994                                           613,776                      5.08

Granted                                                            15,747                      5.08
Exercised                                                          (5,118)                     5.08
Canceled                                                           (8,268)                     5.08
                                                                ---------            --------------
Balance, March 30, 1995                                           616,137                      5.08

Granted                                                             7,825                      5.08
Exercised                                                        (538,815)                     5.08
Canceled                                                              -                       -
                                                                ---------            --------------
Balance, March 29, 1996                                            85,147                     $5.08
                                                                =========            ==============

LONG TERM STOCK PLAN

         In March 1994, the Company adopted the 1994 Long Term Stock Plan under which the Compensation Committee has discretion to grant nonqualified stock options and restricted stock to any employee of the Company. A total of 2,190,000 shares of the Company's common stock, as adjusted by stock splits, consolidations, or other changes in capitalization, have been reserved for issuance under this plan. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant.

Information regarding the stock option component of this plan is summarized below:

                                                              Number of           Exercise Price
                                                                Shares              Per Share
                                                              ---------           --------------

Balance, March 31, 1994                                           -                      -


Granted                                                         160,200          $   5.29-$5.79
Exercised                                                         -                      -
Canceled                                                          -                      -
                                                              ---------           -------------
Balance, March 30, 1995                                         160,200               5.29-5.79

Granted                                                         492,300              5.29-24.75
Exercised                                                       (37,500)           10.67-14.875
Canceled                                                          -                      -
                                                              ---------           -------------
Balance, March 29, 1996                                         615,000           $ 5.29-$24.75
                                                              =========           =============

   As of March 29, 1996, approximately 1,537,500 shares of common stock were available for issuance under the plan. To date, no restricted stock has been issued under this plan.

LONG TERM INCENTIVE PLAN

   In March 1994, the Company adopted the 1994 Long Term Incentive Plan which provides officers with performance awards, consisting of cash or registered shares of common stock, or a combination thereof, based primarily upon the Company's total shareholder return as ranked against the companies comprising the NASDAQ Composite Index over a three year period. The maximum payable under this plan to an eligible employee, whether in the form of cash or common stock, may not exceed $1 million per fiscal year. The Company has accrued approximately $160,000 related to awards granted under this plan.

   The plan also provides for nonqualified stock options or restricted stock to be granted at the discretion of the Compensation Committee of the Board of Directors. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant and accordingly, no compensation expense has been recorded in connection with the stock options granted. The aggregate number of shares of common stock, including shares reserved for issuance pursuant to the exercise of options, which may be granted or issued, may not exceed 730,000 shares.

Information regarding the stock option component of the plan is summarized below:

                                                              Number of             Exercise Price
                                                                Shares                Per Share
                                                              ---------             --------------
Balance, March 30, 1995                                           -                        -

Granted                                                         350,643             $       14.875
Exercised                                                       (32,406)                    14.875
Canceled                                                          -                        -
                                                              ---------             --------------
Balance, March 29, 1996                                         318,237             $       14.875
                                                              =========             ==============

   To date, no cash, registered shares, or restricted stock have been issued under this plan.

DIRECTORS' STOCK PLAN

   In March 1994, the Company adopted the Directors' Stock Plan under which non-employee directors receive an annual grant of an option to purchase 4,500 shares of common stock. A total of 135,000 shares of the Company's common stock, as adjusted for stock splits, consolidations, or other changes in capitalization, have been reserved for issuance under this plan. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant and accordingly, no compensation expense has been recorded in connection with the stock options granted. Each non-employee director receives a grant of 1,500 restricted shares per remaining term year on the Board.

Information regarding the stock option component of this plan is summarized below:

                                                              Number of        Exercise Price
                                                                Shares            Per Share
                                                              ---------        --------------
Balance, March 31, 1994                                           -                    -

Granted                                                          27,000        $         5.48
Exercised                                                          -                   -
Canceled                                                           -                   -
                                                              ---------        --------------
Balance, March 30, 1995                                          27,000                  5.48

Granted                                                          22,500                 14.75
Exercised                                                        (4,500)                 5.48
Canceled                                                           -                   -
                                                              ---------        --------------
Balance, March 29, 1996                                          45,000        $  5.48-$14.75
                                                              =========        ==============


   To date, 7,500 restricted shares have been issued under this plan.


9.  EMPLOYEE BENEFIT PLANS

   The Company has an employee stock ownership plan ("ESOP") available to all employees with at least one year of service. Effective January 1, 1996, the Company amended the plan to allow participants to direct the investment of a portion of their plan balance. Prior to this change, the trustees directed the investment of the participants' balances. As of March 29, 1996, the ESOP owns approximately 2,053,000 shares of the Company's common stock. Company contributions to the plan were $120,000, $85,175, and $80,000 for 1996, 1995, and 1994, respectively, and are made at the discretion of the Company.

   The Company also has an employee stock purchase plan available to employees with at least one year of service. The plan allows eligible employees to purchase Company stock over the counter through payroll deductions.

10.  BUSINESS ACQUISITIONS

POOLING WITH TAYLOR

   On August 21, 1995, the Company issued approximately 3,790,000 shares of its common stock in exchange for all of the outstanding common stock of Taylor, including approximately 416,000 shares held in escrow to satisfy certain obligations of Taylor related to its operations prior to the Merger.
Subsequent to August 21, 1995, approximately 244,000 shares of common stock were returned to the Company as settlement of the escrow and were canceled. These canceled shares had no resulting impact on the net income (loss) per share calculation for fiscal years ended 1996 and 1995. The Merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Taylor for all periods prior to the Merger.

   Separate approximate net sales, net income (loss) and other changes in shareholders' equity of the merged entities prior to the Merger are presented in the following table.

                                                  April 1 through
                                                    June 30, 1995       March 30, 1995      March 31, 1994
                                                    -------------       --------------      --------------
                                                      Unaudited
                                                      ---------
            Net sales
                 PSS                              $        73,670,000    $    236,188,000   $      169,703,000
                 Taylor                                    31,640,000         130,097,000          134,789,000
            --------------------------------------------------------------------------------------------------
            Combined                              $       105,310,000    $    366,285,000   $      304,492,000

            Net income
                 PSS                              $           980,000    $      3,680,000   $        1,595,000
                 Taylor                                       193,000          (4,589,000)            (941,000)
            --------------------------------------------------------------------------------------------------
            Combined                              $         1,173,000    $       (909,000)  $          654,000

            Other changes in
               shareholders' equity
                 PSS                              $         1,036,000    $     24,075,000            2,042,000
                 Taylor                                         1,000              26,000            1,669,000
            --------------------------------------------------------------------------------------------------
            Combined                              $         1,037,000    $     24,101,000   $        3,711,000


OTHER POOLINGS

   During fiscal 1996, the Company merged with three other medical supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method, by issuing 290,586 shares of PSS common stock in exchange for all of the common stock of the acquired companies. The accompanying consolidated financial statements have not been restated for periods prior to the pooling due to immateriality. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date and the accumulated retained earnings as of their acquisition dates of approximately $1.3 million have been recorded as adjustments to the accumulated deficit of the Company.

ASSET PURCHASES

   During fiscal 1996, the Company acquired certain assets, accounted for by the purchase method, including accounts receivable, inventories, equipment, and other assets of seven medical supplies and equipment distributors for $5,479,804. The aggregate purchase price paid consisted of cash of $2,838,529, assumption of accounts payable and accrued liabilities of $2,520,275, and the issuance of 5,700 shares of common stock with a fair market value of $121,000. The excess of the purchase price over the estimated fair value of the net assets acquired of $1,154,009 has been recorded as goodwill and will be amortized over thirty years. In addition, the Company entered into noncompete agreements with shareholders of the acquired companies which provide for payments of $1,170,000 through the year 2000. The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition.

   During fiscal 1995, the Company acquired certain assets, including accounts receivable, inventories, equipment, and other assets, of nine medical supplies and equipment distributors for $11,553,433. The aggregate purchase price paid consisted of cash of $6,853,130, assumption of accounts payable and accrued liabilities of $4,182,890, and the issuance of 69,618 shares of common stock with a fair market value of $517,413. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,962,404 has been recorded as goodwill. In addition, the Company entered into noncompete agreements with shareholders and an officer of the acquired companies which provide for payments of $2,319,231 through the year 1998.

   During fiscal 1995, Taylor acquired certain assets of three medical supplies and equipment distributors for $2,157,000, of which $567,000 consisted of promissory notes.

   All of these acquisitions have been accounted for as purchases, and accordingly, the results of operations acquired have been included in the financial statements since the dates of acquisition. Supplemental pro forma information is not presented because the impact on the Company's results of operations would not be material.


11.  COMMITMENTS AND CONTINGENCIES

   Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability.
The Company has not experienced any significant product liability claims and maintains product liability insurance coverage. In addition, the Company is party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, management believes that the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

   The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to continue salary payments and provide insurance for a period ranging from 12 to 36 months for the chief executive officer and from 3 to 12 months for other executives and to repurchase a portion or all of the shares of common stock held by the executives upon their demand. The period of salary and insurance continuation and the level of stock repurchases are based on the conditions of the termination or resignation.


12.  ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

   On March 27, 1995, the Company signed a Distribution Agreement with Abbott Laboratories providing for the exclusive distribution of certain Abbott diagnostic products. The Abbott Agreement, effective April 1, 1995, has a five year term, although it may be terminated earlier if the Company fails to meet certain performance objectives. Under the Abbott Agreement, the Company has become the exclusive distributor in the United States of certain Abbott diagnostic products and reagents to office-based physician practices with 24 or fewer physicians per office site. The Abbott Agreement also provides the Company's sales force with access to over 15,000 physician practices that were not previously purchasing diagnostic products from the Company. Simultaneous with the closing of the Abbott Agreement, Abbott purchased 825,000 unregistered, restricted shares of PSS common stock. A three year irrevocable proxy to the PSS Board of Directors and a perpetual stand still agreement were provided by Abbott in the Stock Purchase Agreement.


13.  SALES OF ASSETS

   On July 1, 1994, Taylor sold the assets of its Taylor Home Health division for $12,000,000 in cash and an escrow receivable of $1,051,000 based on subsequent receivables collections and other factors, resulting in a gain on sale of assets of $2,078,134. In March 1995, Taylor negotiated a final settlement of the escrowed receivable which included the return to Taylor of certain receivables. Taylor recorded a $600,000 reduction in the gain originally recognized to record these receivables at their estimated net realizable value. The net gain of approximately $1,478,000 is included in other income for fiscal year 1995.

   On November 30, 1994, Taylor sold the assets of its Labcare division, whose principal business was the repair of medical equipment, for $1,100,000, resulting in a loss of approximately $403,000. In March 1995, Taylor recorded an additional loss on the sale of approximately $154,000 related to the write-down of certain notes receivable issued in conjunction with the sale. The net loss of approximately $558,000 is included in other income for fiscal year 1995.


14.  MERGER COSTS AND EXPENSES  AND RESTRUCTURING CHARGES

   During fiscal 1996, the Company recorded non-recurring merger costs and expenses of $15,731,716 associated with the merger of PSS and Taylor and the other poolings. Such costs include direct merger costs consisting primarily of investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel.

   During fiscal 1995, Taylor management concluded that recent industry developments had affected their strategy and operations. Taylor assessed its relative position in its major markets and determined that competitive pressures on margins and cost structures in its Arizona, Indiana and Massachusetts distribution centers as well as the prospects for its physician consulting services and equipment repair businesses would not result in full realization of the future benefits expected from the related intangible assets. Accordingly, Taylor management concluded that the intangible assets were impaired and recorded a $4,388,592 noncash charge to write off the intangible assets associated with these markets and operations.

   In 1994, Taylor recorded a restructuring charge of $307,686 relating to rationalizing locations and staffing while retaining locations of acquired companies.

15.  SUBSEQUENT EVENTS

   On April 10, 1996, the Company acquired certain assets of Deckers, a medical equipment and supply distribution company located in Leuven, Belgium, for $10.8 million in a transaction accounted for as a purchase. The assets acquired consist of accounts receivable, inventories, equipment, and other assets. The aggregate purchase price paid consisted of cash of $7.9 million and assumption of accounts payable and accrued liabilities of approximately $2.9 million. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $1.0 million has been recorded as goodwill and will be amortized over thirty years. In addition, the Company entered into noncompete agreements with shareholders of the acquired companies which provide for payments of approximately $167,000.

   Deckers will transact its business in a functional currency other than U.S. dollars. As such, the Company will be subject to foreign currency translation risk. The Company intends to hedge this risk.

          SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 31, 1994, MARCH 30, 1995, AND MARCH 29, 1996

                                            Balance at      Provisions        Transfers
     Valuation allowance                   beginning of     charged to          from                       Balance at
   for accounts receivable                   period          expense           Poolings     Write-offs    end of period
- ----------------------------               ------------    ------------    -------------  -------------   -------------
 Year ended March 31, 1994                 $  1,637,000    $  1,676,000                   $  1,465,000    $  1,848,000
 Year ended March 30, 1995                    1,848,000       1,651,000                      2,245,000       1,254,000
 Year ended March 29, 1996                 $  1,254,000    $  1,448,000    $    400,000   $    884,000    $  2,218,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended March 29, 1996.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 6, 1996 for its fiscal year 1996 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 6, 1996 for its fiscal year 1996 Annual Meeting of Shareholders under the caption "Executive Compensation".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 6, 1996 for its fiscal year 1996 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Certain Stockholders" and "Stock Ownership of Directors and Officers".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 6, 1996 for its fiscal year 1996 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions".

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Registration Statement:

         1.  Consolidated Financial Statements

         Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Consolidated Financial Statements included therein.

         2.  Supplementary Data

         Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Supplementary Data included therein.

         3.  Exhibits

  EXHIBIT
  -------
    NO.                              DESCRIPTION
    ---                              -----------
    3.1    Amended and Restated Articles of Incorporation dated March 15, 1994.
           (1)
    3.2    Amended and Restated Bylaws dated March 15, 1994. (2)
   10.1    Financing and Security Agreement between the Company and NationsBank of Georgia, N.A. (as successor to NCNB
           National Bank of Florida), dated as of September 26, 1991, as amended. (2)
   10.2    Registration Rights Agreement between the Company and
           Tullis-Dickerson Capital Focus, LP, dated as of March 16,
           1994. (2)
   10.3    Employment Contract, as amended, for Patrick C. Kelly. (2)
   10.4    Incentive Stock Option Plan dated May 14, 1986. (2)
   10.5    Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway. (2)
   10.6    Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young. (2)
   10.7    Shareholders Agreement between the Company and John D. Barrow. (2)
   10.8    Directors Stock Plan. (2)
   10.9    1994 Long Term Incentive Plan. (2)
   10.10   1994 Long Term Stock Plan. (2)
   10.11   1994 Employee Stock Purchase Plan (3)
   10.12   1994 Amended Incentive Stock Option Plan (2)
   10.13   Amended and Restated Loan and Security Agreement between the Company and NationsBank of Georgia, N.A. dated
           December 21, 1994 (4)


                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
  ------                               -----------
  10.14     Distributorship Agreement between Abbott Laboratories and Physician Sales &
            Service, Inc. (Portions omitted as confidential - Separately filed with
            Commission) (5)
  10.15     Stock Purchase Agreement between Abbott Laboratories and Physician Sales &
            Service, Inc. (5)
  10.16     Intentionally Omitted
  10.17     Third Amended and Restated Agreement and Plan of Merger By and Among
            Taylor Medical, Inc. and Physician Sales & Service, Inc. (including exhibits thereto)
   21.1     Subsidiaries of the registrant
   23.1     Consent of Arthur Andersen, LLP
   23.2     Consent of Price Waterhouse, LLP
    27      Financial Data Schedule (for SEC use only)



(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524

(2) Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-76580.

(3) Incorporated by Reference to the Company's Registration Statement on Form S-8, filed October 7, 1994

(4) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994.

(5) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1995

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended March 29, 1996:

         The Company reported on March 7, 1996 (under Item 8, Change in Fiscal
Year) that the Company's Board of Directors had determined to change the fiscal year end of the Registrant to the 52 or 53 week period ending on the Friday closest to March 31.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 29, 1996.

                                      PHYSICIAN SALES & SERVICE, INC.

                                   By: /s/ Patrick C. Kelly
                                      ----------------------------------
                                      Patrick C. Kelly,
                                      Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   SIGNATURES                                           TITLE                                            DATE
   ----------                                           -----                                            ----
  /s/Patrick C. Kelly
  -------------------        Chairman of the Board of Directors, Chief Executive Officer,
    Patrick C. Kelly         and Director (Principal Executive Officer)                             May 29, 1996

  /s/David A. Smith
  -------------------        Vice President, Chief Financial Officer, Director, and Assistant
     David A. Smith          Secretary (Principal Financial Officer)                                May 29, 1996

  /s/Donald M. DuMond
  -------------------        Chief Accounting Officer
    Donald M. DuMond         (Principal Accounting Officer)                                         May 29, 1996

  /s/John F. Sasen, Sr.
  -------------------
   John F. Sasen, Sr.        President, Chief Operating Officer and Director                        May 29, 1996

  /s/Delmer W. Dallas
  -------------------
    Delmer W. Dallas         Director                                                               May 29, 1996

  /s/T. O'Neal Douglas
  -------------------
    T. O'Neal Douglas        Director                                                               May 29, 1996

  /s/Fred Elefant
  -------------------
      Fred Elefant           Director and Corporate Secretary                                       May 29, 1996

  /s/Delores Kesler
  -------------------
     Delores Kesler          Director                                                               May 29, 1996
