Form 10-Q
period 1996-06-30
PHYSICIAN SALES & SERVICE INC /FL/
filed 1996-08-13
CIK 920527

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 1996


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                     For the transition period from           to
                                                     -------       -------


               Commission File Number                0-23832
                                                     -------





                       PHYSICIAN SALES & SERVICE, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          FLORIDA                                            59-2280364
- ----------------------------                         ---------------------------
(State or other jurisdiction                               (IRS employer
 of incorporation)                                     identification number)




      7800 Belfort Parkway, Suite 250
          Jacksonville, Florida                                 32256
- ------------------------------------------           ---------------------------
     (Address of principal executive offices)                 (Zip code)


   Registrant's telephone number                (904) 281-0011
                                              ------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    [ X ] Yes [  ] No


     As of August 13, 1996 a total of 35,155,312 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                 PHYSICIAN SALES & SERVICE, INC. & SUBSIDIARIES
                                 JUNE 30, 1996


                                     INDEX


PART I FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                 -----------

        Condensed Consolidated Balance Sheets -
         June 30, 1996 and March 29, 1996                             3

        Condensed Consolidated Statements of Operations -
         Three Months Ended June 30, 1996 and 1995                    4

        Condensed Consolidated Statements of Cash Flows -
         Three Months Ended June 30, 1996 and 1995                    5

        Notes to Condensed Consolidated Financial Statements          6

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                    11

SIGNATURES                                                           13

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       JUNE 30,         MARCH 29,
                                                                                         1996             1996
                                                                                    --------------   --------------
                                                                                      (UNAUDITED)          *
                                        ASSETS
Current Assets:
 Cash and cash equivalents                                                          $   69,554,183   $   86,332,758
 Accounts receivable, net                                                              102,625,774       92,060,750
 Inventories                                                                            60,271,763       52,270,694
 Prepaid expenses and other                                                              9,244,801       10,665,017
                                                                                    --------------   --------------
     Total current assets                                                              241,696,521      241,329,219

Property and equipment, net                                                             16,006,762       14,486,092
Other Assets:
 Intangibles, net                                                                       14,814,056       13,884,322
 Other                                                                                   4,880,491        1,374,148
                                                                                    --------------   --------------
     Total assets                                                                     $277,397,830     $271,073,781
                                                                                    ==============   ==============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                   $   64,596,452   $   57,638,770
 Accrued expenses                                                                       16,273,083        8,939,122
 Other                                                                                   2,973,865        2,806,048
                                                                                    --------------   --------------
     Total current liabilities                                                          83,843,400       69,383,940
                                                                                    --------------   --------------

Long-Term Liabilities                                                                    3,500,089        4,043,085
                                                                                    --------------   --------------
     Total liabilities                                                                  87,343,489       73,427,025
                                                                                    --------------   --------------
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized,no shares
   issued and outstanding                                                                  -                -
 Common stock, $.01 par value; 60,000,000 shares authorized,
   34,988,399 and 34,528,814 shares issued and outstanding at June 30,
   1996 and March 29, 1996, respectively                                                   349,884          345,288
 Additional paid-in capital                                                            203,147,420      200,124,412
 Retained deficit                                                                      (13,440,774)      (2,822,944)
 Foreign currency translation                                                               (2,189)         -
                                                                                    --------------   --------------
     Total shareholders' equity                                                        190,054,341      197,646,756
                                                                                    --------------   --------------
     Total liabilities and shareholders' equity                                     $  277,397,830   $  271,073,781
                                                                                    ==============   ==============

                 * Condensed from audited financial statements.
        The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                      JUNE 30, 1996        JUNE 30, 1995
                                                                   ------------------   ------------------
Net Sales                                                          $      139,702,551   $      105,310,479
Cost of Goods Sold                                                         99,782,401           73,481,303
                                                                   ------------------   ------------------
      Gross Profit                                                         39,920,150           31,829,176

General and Administrative Expenses                                        22,857,157           18,144,517
Selling Expenses                                                           13,504,949           10,909,869

Merger Costs and Expenses                                                   6,934,000             -
                                                                   ------------------   ------------------
      (Loss) Income From Operations                                        (3,375,956)           2,774,790
                                                                   ------------------   ------------------
Other Income (Expense):
 Interest income (expense)                                                    528,153           (1,027,676)
 Other income                                                                 404,275              274,294
                                                                   ------------------   ------------------
                                                                              932,428             (753,382)
                                                                   ------------------   ------------------
(Loss) Income Before Benefit (Provision) for Income Taxes                  (2,443,528)           2,021,408
Income Tax Benefit (Provision)                                                530,000             (848,550)
                                                                   ------------------   ------------------
Net (Loss) Income                                                  $       (1,913,528)  $        1,172,858
                                                                   ==================   ==================
Net (Loss) Income Per Common and Common Equivalent Share           $            (0.06)  $             0.05
                                                                   ==================   ==================
Weighted average number of shares outstanding                              34,589,000           25,888,000
                                                                   ==================   ==================

  The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                    JUNE 30, 1996     JUNE 30, 1995
                                                                  ----------------   ---------------
Cash Flows From Operating Activities:
 Net (loss) income                                                $     (1,913,528)  $     1,172,858
 Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization                                          969,927           957,216
    Merger costs and expenses                                            6,469,506           -
    Foreign currency translation                                            (2,189)          -
    Changes in operating assets and liabilities, net of
     effects from business acquisitions:
       Increase in accounts receivable                                    (108,474)       (5,907,310)
       Increase in inventories                                          (4,413,604)       (6,059,368)
       Decrease (increase) in prepaid expenses and other
        current assets                                                   1,946,583        (1,206,009)
       (Increase) decrease in other assets                              (3,548,013)           99,330
       (Decrease) increase in accounts payable, accrued
         expenses and other liabilities                                 (1,908,587)        9,777,050
                                                                  ----------------   ---------------
         Net cash used in operating activities                          (2,508,379)       (1,166,233)
                                                                  ----------------   ---------------
Cash Flows From Investing Activities:
 Capital expenditures                                                   (1,437,689)         (777,286)
 Payment for purchases of net assets from business
  acquisitions                                                          (4,572,740)       (1,143,864)
 Payments on noncompete agreements                                        (376,486)         (227,254)
                                                                  ----------------   ---------------
         Net cash used in investing activities                          (6,386,915)       (2,148,404)
                                                                  ----------------   ---------------
Cash Flows From Financing Activities:
  Net (repayments) proceeds of long-term debt                           (8,763,651)        2,227,929
  Net proceeds from issuance of common stock                               880,370           967,350
                                                                  ----------------   ---------------
         Net cash  (used in) provided by financing
           activities                                                   (7,883,281)        3,195,279
                                                                  ----------------   ---------------
Net decrease in cash and cash equivalents                              (16,778,575)         (119,358)
                                                                  ----------------   ---------------
Cash and cash equivalents, beginning of period                          86,332,758         1,151,210
                                                                  ----------------   ---------------
Cash and cash equivalents, end of period                          $     69,554,183   $     1,031,852
                                                                  ================   ===============

 The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Physician Sales & Service, Inc. ("PSS") reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated.
The adjustments include the retroactive adjustment to reflect a three-for-one stock split effective October 5, 1995 and give effect to the merger with Taylor Medical Incorporated ("Taylor") effective August 21, 1995, accounted for as a pooling-of-interests.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year. Certain items have been reclassified to conform to the current year presentation.

NOTE 2 - BUSINESS ACQUISITIONS

     During the three months ended June 30, 1996, the Company merged with a medical supply and equipment distributor in a stock for assets merger accounted for under the pooling-of-interests method, by issuing 289,314 shares of PSS common stock in exchange for all of the net assets of the acquired company.
The accompanying consolidated financial statements have not been restated for periods prior to the pooling due to immateriality. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date in June of 1996. The Company's retained deficit increased approximately $8.7 million as a result of the merger. Merger costs and expenses of $6.9 million associated with the mergers of PSS and three medical supply and equipment distributors were recorded. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel. The remaining balance of the restructuring liability as of June 30, 1996 was approximately $3.8 million. The majority of these liabilities should be paid or settled during the 1997 fiscal year.

     Additionally, during the three months ended June 30, 1996, the Company acquired certain assets of two medical equipment and supply distribution companies for approximately $9.5 million in transactions accounted for as purchases. The assets acquired consist primarily of accounts receivable, inventory, equipment, and other assets. The aggregate purchase prices paid consisted of $4.6 million in cash and the assumption of accounts payable and accrued liabilities of $6.1 million. The excess of purchase prices paid over the fair market value of tangible net assets acquired of approximately $1.2 million has been recorded as goodwill and will be amortized over thirty years. In addition, the Company entered into noncompete agreements with shareholders of the acquired companies which provide for payments of approximately $0.2 million.

NOTE 3 - FOREIGN CURRENCY TRANSLATION

     In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average quarterly exchange rates. The cumulative translation adjustment which represents the effect of translating assets and liabilities of the Company's foreign operations was an approximate loss of $2,000 for the three months ended June 30, 1996. Transaction gains and losses included in income are immaterial.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company is a leading distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians. Since its inception in 1983, the Company has achieved significant growth in the number of service center locations, geographic area of operation, net sales, and profitability. During fiscal years 1992 through 1996, PSS's net sales, excluding the retroactive effect of net sales of Taylor, grew at a compound annual rate of 40.5% and, giving retroactive effect to the merger with Taylor, the Company's net sales grew at a compound annual rate of 28.6%. The number of Company service centers has grown from two at the end of fiscal year 1984 to 66 as of June 30, 1996. The Company's objective is to be capable of servicing every office-based physician in the United States by 1997. To achieve this objective and expand profitability, PSS intends to (i) continue its efforts to acquire local and regional medical supply distributors in select markets; (ii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing, and a broad product line which includes sophisticated diagnostic equipment marketed by PSS on an exclusive and semi-exclusive basis; (iii) open new service centers in select markets; and (iv) continue expanding operating margins by increasing sales force productivity, focusing on growth through acquisitions rather than start-ups, which initially entail significant losses, reducing product costs through volume purchase arrangements, leveraging fixed distribution costs, and improving operational efficiencies through system enhancements.

     In March 1996 the Company established three new subsidiaries, WorldMed, N.V., a Belgian company, which is a subsidiary of WorldMed International, Inc. ("WorldMed Int'l.") and WorldMed, Inc., Delaware corporations. WorldMed
Int'l. was established by the Company to manage and develop the international medical supply and equipment distribution, consolidation, and growth opportunity. WorldMed, Inc. will serve as a platform for the Company to acquire multimarket medical distributors in the United States without disrupting the focus of PSS. On April 10, 1996, WorldMed, N.V. acquired Deckers, located in Leuven, Belgium, a medical equipment and supply distributor to hospitals and physician offices in Belgium, Germany, and France.


RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three months ended June 30, 1996 and 1995.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     NET SALES. Net sales for the three months ended June 30, 1996 totaled $139.7 million, an increase of $34.4 million or 32.7% over $105.3 million for the three months ended June 30, 1995. In order of contribution to the increase in net sales, net sales increased as the result of (i) internal sales growth of centers operating at least two years, (ii) incremental sales generated in connection with the Abbott Agreement, (iii) net sales of centers acquired during fiscal 1996, (iv) net sales of fiscal year 1996 Company start-up service centers, and (v) net sales of centers acquired during the first quarter of fiscal 1997.

     The Company's same center sales growth of 21.5% for three months ended June 30, 1996, defined as the percentage increase in sales from service centers operating for at least 24 consecutive months, resulted from the continued development of PSS's sales force, further market penetration, increased emphasis on diagnostic equipment and supplies, including the Abbott products, and expansion of existing territories served by individual service centers.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1996 totaled $39.9 million, an increase of $8.1 million or 25.4% over the three months ended June 30, 1995 total of $31.8 million. Gross profit as a percentage of net sales decreased to 28.6% for the three months ended June 30, 1996 from 30.2% for the three months ended June 30, 1995. The decrease in gross profit percentage is attributable to the penetration by the Company into larger physician group practices that require more competitive pricing but entail lower selling and servicing costs. The decrease in gross profit percentage is

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

also attributable to lower margins on diagnostic products distributed under the Abbott Agreement. The Company is currently in the second year of a five year exclusive distributorship agreement with Abbott Laboratories. For the three months ended June 30, 1996, the Company sold approximately $28.1 million of Abbott product with a gross profit percentage of 20.8%. The Abbott sales negatively impacted the Company's gross profit percentage by 2.7% of net sales. Margins under the Abbott Agreement are scheduled to increase annually based on achievement by the Company of certain performance goals as stipulated therein. The Company exceeded the first year performance goals and believes it can achieve the sales performance necessary to provide favorable margins over the term of the Abbott Agreement.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1996 totaled $22.9 million, an increase of $4.7 million or 26.0% over the three months ended June 30, 1995 total of $18.2 million. As a percentage of sales, general and administrative expenses decreased to 16.4% for the three months ended June 30, 1996 from 17.2% for the three months ended June 30, 1995. The decrease in general and administrative expenses was a result of i) improved leveraging by PSS of its existing service centers' fixed general and administrative expenses through increased sales volume; ii) improved leveraging of fixed general and administrative expenses by PSS through the integration of its acquired service centers into existing branches; and iii) reduced overhead from the sale of the assets by Taylor and decreased depreciation expense associated with the assets sold. The decrease in general and administrative expenses was accomplished despite the following investments made during the quarter. The Company has focused on increasing equipment and managed care sales as a percentage of total net sales. Since inception, the Company has maintained a comprehensive and consultative sales approach with an emphasis on diagnostic products, which includes sophisticated diagnostic equipment and supplies related to the use of such equipment. However, since the acquisition of Taylor, the Company experienced a decline in the percentage of sales represented by equipment. In order to increase the sales of equipment, the Company has created a diagnostic team to train and educate acquisition and new sales representatives. As a result, the Company has been able to expand and increase its diagnostic products sales to 20.1% of total net sales for the three months ended June 30, 1996. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally require the ongoing reordering of disposable diagnostic reagents which generally yield higher margins. In addition, through the development of its national accounts team, the Company has increased its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations and group purchasing organizations. Finally, the Company has allocated resources to develop newly acquired sales representatives and operational personnel to help them achieve improvements in productivity and customer satisfaction, so that they become well-versed in PSS's broad product offerings, innovative distribution systems, and focus on superior customer service.

     SELLING EXPENSES. Selling expenses for the three months ended June 30, 1996 totaled $13.5 million, an increase of $2.6 million or 23.8% over the three months ended June 30, 1995 total of $10.9 million. As a percentage of sales, selling expenses decreased to 9.7% for the three months ended June 30, 1996 from 10.4% for the three months ended June 30, 1995. The decrease in selling expense as a percentage of net sales is due to improved leveraging of existing service centers' fixed selling expenses, such as salaries paid to sales representatives during the conversion period from a guaranteed salary to a commission compensation arrangement and the leveraging of sales management salaries. The decrease in selling expenses as a percentage of net sales is also due to the variable commission plan of the Company which pays a lower commission on non-Abbott products with gross profits less than 20%.

     MERGER COSTS AND EXPENSES.   During the three months ended June 30, 1996,
the Company recorded merger costs and expenses of approximately $6.9 million associated with the mergers of PSS and three medical supply and equipment distributors. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel. No additional merger costs related to these mergers are expected to be incurred and expensed in future quarters.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     OPERATING (LOSS) INCOME.   The Company recorded an operating loss of
$(3.4) million for the three months ended June 30, 1996 as compared to operating income of $2.8 million for the three months ended June 30, 1995. The operating results for the three months ended June 30, 1996 include merger costs and expenses related to the merger of PSS and three medical supply and equipment distributors of approximately $6.9 million. Excluding the effect of these merger costs and expenses, operating income for the three months ended June 30, 1996 would have increased $0.8 million or 28.2% to $3.6 million for the three months ended June 30, 1996 from operating income of $2.8 million for the three months ended June 30, 1995.

     INTEREST INCOME (EXPENSE). The Company recorded interest income of approximately $0.5 million during the three months ended June 30, 1996 from the short term investment of the remaining net proceeds from the secondary offering. At June 30, 1996 the investments primarily consisted of government securities and municipal issues with a weighted average, taxable equivalent interest rate of approximately 6.0%. There was no interest expense for the three months ended June 30, 1996, as compared to interest expense of $(1.0) million for the three months ended June 30, 1995. The decrease in interest expense resulted from no debt outstanding for the three months ended June 30, 1996.

     OTHER INCOME. The Company's other income for the three months ended June 30, 1996 totaled $0.4 million, an increase of $0.1 million or 47.4% over the three months ended June 30, 1995 total of $0.3 million. Other income for the three months ended June 30, 1996 increased primarily due to increased finance charges on customer accounts.

     BENEFIT (PROVISION) FOR INCOME TAXES. The income tax benefit totaled $0.5 million for the three months ended June 30, 1996 as compared to a provision for income taxes of $(0.8) million for the three months ended June 30, 1995. The income tax benefit for the three months ended June 30, 1996 is the result of net losses, partially offset by certain nondeductible merger costs and expenses.

     NET (LOSS) INCOME. Net (loss) income totaled $(1.9) million for the three months ended June 30, 1996 as compared to net income of $1.2 million for the three months ended June 30, 1995. The net loss for the three months ended June 30, 1996 include merger costs and expenses related to the merger of PSS and medical supply and equipment distributors of approximately $6.9 million. The following table shows net income (loss) and earnings (loss) per share for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 as reported and the pro-forma effect on net income and earnings per share excluding these merger costs and expenses.




                                                  Pro-forma excluding
                                                merger costs and expenses                     As reported
                                                   Three Months Ended                      Three Months Ended
                                            June 30, 1996      June 30, 1995       June 30, 1996      June 30, 1995
                                            -------------      -------------       -------------      -------------

Net income (loss) (in thousands)                $2,771             $1,173             $(1,914)            $1,173

Net income (loss) per share                     $ 0.08             $ 0.05             $ (0.06)            $ 0.05



LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $157.9 million and $171.9 million as of June 30, 1996 and March 29, 1996, respectively. The decrease in working capital was primarily attributable to the acquisition of three medical supply and equipment distributors and the payoff of those acquired companies' outstanding debt.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Net cash used in operating activities was $2.5 million for the three months ended June 30, 1996 compared to $1.2 million for the three months ended June 30, 1995. These funds were utilized principally to fund the growth in the Company's accounts receivable and inventories from new service centers and continued growth in existing service centers. Net cash used in investing activities was $6.4 million and $2.1 million during the three months ended June 30, 1996 and June 30, 1995 respectively. The net cash used in investing activities for the three months ended June 30, 1996 consisted primarily of capital expenditures and the payment for purchases of net assets from business acquisitions. The net cash used in financing activities of $7.8 million for the three months ended June 30, 1996 consisted primarily of debt repayment of $8.7 million assumed in connection with business acquisitions offset by proceeds from the issuance of common stock of $0.9 million.

     Accounts receivable (net of allowances) were $102.6 million and $92.1 million as of June 30, 1996 and March 29, 1996, respectively. The average number of days sales in accounts receivable was approximately 63 days as of June 30, 1996 and 58 days as of March 29, 1996. Inventories were $60.3 million and $52.3 million as of June 30, 1996 and March 29, 1996, respectively. The Company had inventory turnover of 7.1 times as of June 30, 1996 and 8.0 times as of March 29, 1996.

     The Company has historically financed its liquidity needs for expansion through lines of credit provided by banks and the private and public offering of stock. The Company has an unused credit line of $60 million on its credit facility for capital and expansion requirements. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers. The Company believes that the expected cash flows from operations, bank borrowing, capital markets, and vendor credit will be sufficient to fund its liquidity needs for its existing operations and for service center expansion for at least the next two years.

                                   PART II
                              OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              EXHIBIT NO.                   DESCRIPTION
              ----------                    -----------
                  3.1         Amended and Restated Articles of Incorporation
                               dated March 15, 1994. (1)

                  3.2         Amended and Restated Bylaws dated March 15, 1994.
                               (1)

                  10.1        Financing and Security Agreement between the
                               Company and NationsBank of Georgia, N.A., (as successor to NCNB National Bank of Florida), dated as of September 26, 1991, as amended.(2)

                  10.2        Registration Rights Agreement between the Company
                               and Tullis-Dickerson Capital Focus, L.P., dated as of March 16, 1994. (2)

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

                  10.4        Incentive Stock Option Plan dated May 14, 1986.
                               (2)

                  10.5        Shareholders Agreement dated March 26, 1986,
                               between the Company, the Charthouse Co., Underwood, Santioni and Dunaway. (2)

                  10.6        Shareholders Agreement dated April 10, 1986,
                               between the Company and Clyde Young. (2)

                  10.7        Shareholders Agreement between the Company and
                               John D. Barrow. (2)

                  10.8        Amended and Restated Directors Stock Plan.

                  10.9        Amended and Restated 1994 Long Term Incentive
                               Plan.

                  10.10       Amended and Restated 1994 Long Term Stock Plan.

                  10.11       1994 Employee Stock Purchase Plan. (3)

                  10.12       1994 Amended Incentive Stock Option Plan. (2)

                  10.13       Amended and Restated Loan and Security Agreement
                               between the Company and NationsBank of Georgia, N.A. dated December 21, 1994. (4)

                  10.14       Distributorship Agreement between Abbott
                               Laboratories and Physician Sales & Service,
                               Inc. (Portions omitted as confidential -
                               Separately filed with Commission). (5)

                  10.15       Stock Purchase Agreement between Abbott
                               Laboratories and Physician Sales & Service,
                               Inc. (5)

                  10.16       Intentionally Omitted

                  10.17       Third Amended and Restated Agreement and Plan of
                               Merger By and Among Taylor Medical, Inc. and
                               Physician Sales & Service, Inc. (including exhibits thereto) (6)

                                   PART II
                              OTHER INFORMATION
                                 (CONTINUED)


     (a)  EXHIBITS


          EXHIBIT NO.                     DESCRIPTION
          ----------                      -----------
              21.1        Subsidiaries of the registrant. (6)

              27          Financial Data Schedule (for SEC use only).

     --------------------

     (1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524
     (2) Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-76580.
     (3) Incorporated by Reference to the Company's Registration Statement on Form S-8, filed October 7, 1994.
     (4) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994.
     (5) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1995.
     (6) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 29, 1996.


     (B) REPORTS ON FORM 8-K

             None.

                               OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1996.


                                      PHYSICIAN SALES & SERVICE, INC.


                                       /s/  DAVID A. SMITH
                                       ----------------------------------
                                       David A. Smith
                                       Executive Vice President and Chief
                                       Financial Officer