Form 10-Q
period 1996-09-30
PHYSICIAN SALES & SERVICE INC /FL/
filed 1996-11-14
CIK 920527

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
           For the quarterly period ended      SEPTEMBER 30, 1996
                                               ------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ----------  ---------------


                             Commission File Number  0-23832
                                                     -------

                       PHYSICIAN SALES & SERVICE, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 FLORIDA                                    59-2280364
----------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation)  (IRS employer identification number)


      7800 Belfort Parkway, Suite 250
           Jacksonville, Florida                                   32256
--------------------------------------------------     -----------------------------
     (Address of principal executive offices)                    (Zip code)

           Registrant's telephone number                (904) 281-0011
                                                ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ X ] Yes [   ] No


     As of November 13, 1996 a total of 35,209,164 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                 PHYSICIAN SALES & SERVICE, INC. & SUBSIDIARIES
                               SEPTEMBER 30, 1996


                                     INDEX


       PART I FINANCIAL INFORMATION                               PAGE NUMBER
                                                                   -----------
              Condensed Consolidated Balance Sheets -
                   September 30, 1996 and March 29, 1996               3

              Condensed Consolidated Statements of Operations -
                Three and Six Months Ended September 30, 1996 and 1995 4

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended September 30, 1996 and 1995           5

              Notes to Condensed Consolidated Financial Statements     6

              Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    7

       PART II OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K               12

       SIGNATURES                                                     14

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       SEPTEMBER 30,       MARCH 29,
                                                           1996              1996
                                                     ----------------    --------------
                                                        (UNAUDITED)            *
                                        ASSETS
Current Assets:
  Cash and cash equivalents                           $    71,214,056   $   86,332,758
  Accounts receivable, net                                109,646,492       92,060,750
  Inventories                                              56,580,379       52,270,694
  Prepaid expenses and other                                9,860,537       10,665,017
                                                      ---------------   --------------
     Total current assets                                 247,301,464      241,329,219

Property and equipment, net                                16,634,790       14,486,092

Other Assets:
  Intangibles, net                                         14,945,458       13,884,322
  Other                                                     5,077,726        1,374,148
                                                      ---------------   --------------
     Total assets                                     $   283,959,438   $  271,073,781
                                                      ===============   ==============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $    67,181,359   $   57,638,770
  Accrued expenses                                         14,882,792        8,939,122
  Other                                                     4,538,520        2,806,048
                                                      ---------------   --------------

     Total current liabilities                             86,602,671       69,383,940
Long-Term Liabilities                                       2,823,725        4,043,085
                                                      ---------------   --------------
     Total liabilities                                     89,426,396       73,427,025
                                                      ---------------   --------------
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares
   authorized, no shares issued and outstanding              -                 -

Common stock, $.01 par value; 60,000,000 shares
  authorized, 35,198,660 and 34,528,814 shares issued
  and outstanding at September 30, 1996 and March 29,
  1996, respectively                                          351,987          345,288
Additional paid-in capital                                203,841,355      200,124,412
Retained deficit                                           (9,656,586)      (2,822,944)
Foreign currency translation                                   (3,714)         -
                                                      ---------------   --------------
     Total shareholders' equity                           194,533,042      197,646,756
                                                      ---------------   --------------
     Total liabilities and shareholders' equity       $   283,959,438   $  271,073,781
                                                      ===============   ==============

                * Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                               SEPTEMBER 30,  1996   SEPTEMBER 30,  1995   SEPTEMBER 30,  1996   SEPTEMBER 30,  1995
                                               --------------------  --------------------  --------------------  -------------------
Net Sales                                             $161,911,534          $119,671,789          $301,614,085         $224,982,268
Cost of Goods Sold                                     117,057,334            85,348,639           216,839,735          158,829,942
                                               -------------------   -------------------   -------------------   ------------------
     Gross Profit                                       44,854,200            34,323,150            84,774,350           66,152,326
General and Administrative Expenses                     24,751,556            19,610,378            47,608,713           37,798,168
Selling Expenses                                        14,828,938            10,853,089            28,333,887           21,719,685
Merger Costs and Expenses                               -                     12,094,816             6,934,000           12,094,816
                                               --------------------  -------------------   -------------------   ------------------
     Income (Loss) From Operations                       5,273,706            (8,235,133)            1,897,750           (5,460,343)
                                               -------------------   -------------------   -------------------   ------------------
Other Income (Expense):
  Interest income (expense)                                522,512              (938,646)            1,050,665           (1,966,322)
  Other income                                             247,970               279,400               652,245              553,694
                                               -------------------   -------------------   -------------------   ------------------
                                                           770,482              (659,246)            1,702,910           (1,412,628)
                                               -------------------   -------------------   -------------------   ------------------
Income (Loss) Before (Provision) Benefit for
  Income Taxes                                           6,044,188            (8,894,379)            3,600,660           (6,872,971)
Income Tax (Provision) Benefit                          (2,260,000)            1,518,000            (1,730,000)             669,450
                                               -------------------   -------------------   -------------------   ------------------
Net Income (Loss)                              $         3,784,188   $        (7,376,379)  $         1,870,660   $       (6,203,521)
                                               ===================   ===================   ===================   ==================
Net  Income (Loss) Per Common and Common
  Equivalent Share                             $              0.11   $             (0.30)  $              0.05   $            (0.25)
                                               ===================   ===================   ===================   ==================
Weighted average number of shares outstanding           35,731,000            24,725,000            35,656,000           24,588,000
                                               ===================   ===================   ===================   ==================

The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                              SIX MONTHS ENDED
                                                                   SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                                                                   ------------------      ------------------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $      1,870,660        $(6,203,521)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                        2,154,456           2,017,383
      Merger costs and expenses                                            6,469,506           3,854,057
      Foreign currency translation                                            (3,714)          -
      Changes in operating assets and liabilities, net of
         effects from business acquisitions:
           Increase in accounts receivable                                (6,595,371)        (19,645,022)
           Increase in inventories                                           (74,181)         (9,185,654)
           Decrease (increase) in prepaid expenses and other
             current assets                                                1,393,297          (5,493,568)
           (Increase) decrease in other assets                            (4,225,390)             98,981
           (Decrease) increase in accounts payable, accrued
             expenses and other liabilities                                 (112,953)         17,984,087
             Net cash provided by (used in) operating               ----------------        ------------
               activities                                                    876,310         (16,573,257)
                                                                    ----------------        ------------
Cash Flows From Investing Activities:
  Capital expenditures                                                    (2,671,432)         (1,820,763)
  Payment for purchases of net assets from business acquisitions          (5,083,487)           (581,364)
  Payments on noncompete agreements                                         (744,472)           (365,758)
                                                                    ----------------        ------------
         Net cash used in investing activities                            (8,499,391)         (2,767,885)
                                                                    ----------------        ------------
Cash Flows From Financing Activities:
  Net (repayments) proceeds of long-term debt                             (9,072,028)         17,690,162
  Net proceeds from issuance of common stock                               1,576,407           1,292,409
                                                                    ----------------        ------------
           Net cash (used in) provided by financing
           activities                                                     (7,495,621)         18,982,571
                                                                    ----------------        ------------
Net decrease in cash and cash equivalents                                (15,118,702)           (358,571)
Cash and cash equivalents, beginning of period                            86,332,758           1,151,210
                                                                    ----------------        ------------
Cash and cash equivalents, end of period                            $     71,214,056        $    792,639
                                                                    ================        ============

The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Physician Sales & Service, Inc. ("PSS") or ("the Company") reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated. The adjustments include the retroactive adjustment to reflect a three-for-one stock split effective September 22, 1995 and give effect to the merger with Taylor Medical Incorporated ("Taylor") effective August 21, 1995, accounted for as a pooling-of-interests.

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

NOTE 2 - BUSINESS ACQUISITIONS

     During the three months ended September 30, 1996, the Company acquired certain assets of a medical equipment and supply distribution company located in Brussels, Belgium for approximately U.S. $1.2 million, in a transaction accounted for as a purchase. The assets acquired consist primarily of accounts receivable, inventory, and other assets. The purchase price paid consisted of $0.5 million in cash and the assumption of accounts payable and accrued liabilities of $0.9 million. The excess of the purchase price paid over the fair market value of tangible net assets acquired of approximately $0.2 million has been recorded as goodwill.

     In September 1996, the Company signed an agreement to merge with Diagnostic Imaging, Inc. ("DII") of Jacksonville, Florida. DII distributes radiology and imaging equipment, chemicals and supplies, and provides technical service to the acute and alternate site markets through 13 locations in 5 southeastern states. The agreement, as contemplated, is a stock-for-stock transaction, to be accounted for as a pooling-of-interests. The Company has received antitrust clearance. The consummation of the merger is subject to other customary closing conditions.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company was incorporated in 1983 in Jacksonville, Florida. Since its inception, the Company has achieved significant growth in the number of service center locations, geographic areas of operation, net sales, and profitability. The number of Company service centers has grown from two located in Florida at the end of fiscal 1984 to 61 service centers located throughout the United States distributing to approximately 92,000 office sites in all 50 states and one service center located in Belgium. During fiscal years 1992 through 1996, PSS's net sales grew at a compound annual rate of 40.5%, excluding the retroactive effect of Taylor net sales. Giving retroactive effect to the merger with Taylor, the Company's net sales grew at a compound rate of 28.2% during that same period.

     WorldMed International, Inc. was recently established by the Company to manage and develop the international medical supply and equipment distribution, consolidation, and growth opportunities. During the three months ended June 30, 1996, the Company acquired Deckers, a Belgian based medical equipment and supply distributor to hospitals and physician offices in Belgium, Germany, and France, through WorldMed International. Prior to the acquisition, Decker's last 12 months' sales were approximately U.S. $15.5 million. During the three months ended September 30, 1996, the Company acquired the assets of another Belgian based medical equipment and supply distributor with last 12 month's revenues approximating U.S. $3.5 million. The Company's international market objective is to pursue acquisition opportunities throughout the European medical equipment and supply distribution market through its WorldMed International subsidiary.

     WorldMed, Inc. was recently formed to serve as a platform for the Company to acquire multimarket medical distributors in the United States without disrupting the physician office focus of PSS. In September 1996, the Company signed an agreement to merge with DII of Jacksonville, Florida. DII distributes radiology and imaging equipment, chemicals and supplies, and provides technical service to the acute and alternate site markets through 13 locations in 5 southeastern states. Prior to the acquisition, DII's last twelve months' revenues approximated $55.0 million. The Company's objective is to pursue acquisition opportunities within the radiology and imaging distribution market which will position the consolidated Company to gain market share within this market and expand the product offerings to the physician office market currently serviced by PSS. The Company anticipates the DII transaction to close by the end of November 1996.

     While the Company's objectives have been expanded to include international expansion into the European medical equipment and supply market and to pursue multimarket medical distribution opportunities, such as radiology and imaging distribution, within the United States, the Company's primary objective is to be capable of servicing the medical equipment and supply needs of every office-based physician in the United States. To achieve this objective and expand profitability, PSS intends to (i) continue its efforts to acquire local and regional medical supply distributors to office-based physicians in select U.S. markets; (ii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing, and a broad product line which includes sophisticated diagnostic equipment marketed by PSS on an exclusive and semi-exclusive basis; (iii) continue expanding operating margins by increasing sales force productivity, focusing on growth through acquisitions rather than start-ups which initially entail significant losses, reducing product costs through volume purchase arrangements, leveraging fixed distribution costs, and improving operational efficiencies through system enhancements; and (iv) opening new service centers in select markets where acquisition opportunities are not available.

     This filing contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and six months ended September 30, 1996 and 1995:

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET SALES. Net sales for the three months ended September 30, 1996 totaled $161.9 million, an increase of $42.2 million or 35.3% over net sales of $119.7 million for the three months ended September 30, 1995. Net sales for the six months ended September 30, 1996 totaled $301.6 million, an increase of $76.6 million or 34.1% over net sales of $225.0 million for the six months ended September 30, 1995. In order of contribution to the increase, net sales increased as the result of (i) internal sales growth of centers operating at least two years, (ii) incremental sales generated in connection with the Distribution Agreement with Abbott Laboratories ("Abbott Agreement") and (iii) net sales of centers acquired during the first six months of fiscal 1997.

     The Company's service centers operating for at least 24 consecutive months generated same center sales growth of 20.5% for the three months ended September 30, 1996. The sales growth resulted from the continued development of PSS's sales force, further market penetration, increased emphasis on diagnostic equipment and supplies, and expansion of existing territories served by individual service centers.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1996 totaled $44.8 million, an increase of $10.5 million or 30.7% over the three months ended September 30, 1995 total of $34.3 million. Gross profit for the six months ended September 30, 1996 totaled $84.8 million, an increase of $18.6 million or 28.2% over the six months ended September 30, 1995 total of $66.2 million. Gross profit as a percentage of net sales decreased to 27.7% and 28.1% for the three and six months ended September 30, 1996 from 28.7% and 29.4% for the three and six months ended September 30, 1995. The decrease in gross profit percentage is attributable to the following factors: (i) penetration by the Company into larger physician group practices that require more competitive pricing but entail lower selling and servicing costs, (ii) lower margins on diagnostic products distributed under the Abbott Agreement,
(iii) lower margins produced by the U.S. companies acquired in the first quarter as compared to the overall Company's historical gross profit, and (iv) lower margins on sales of diagnostic equipment by a greater number of the Company's sales force not yet fully exposed to the Company's comprehensive and consultative sales approach to diagnostic equipment sales. The Company is currently in the second year of a five year exclusive distributorship agreement with Abbott Laboratories. For the three and six months ended September 30, 1996, the Company sold approximately $26.4 million and $53.7 million of Abbott product with a gross profit percentage of 19.3% and 18.4%. The Abbott sales negatively impacted the Company's gross profit percentages by 1.6% and 2.1% of net sales for the three and six months ended September 30, 1996. Margins under the Abbott Agreement are scheduled to increase annually based on achievement by the Company of certain performance goals as stipulated therein.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 1996 totaled $24.7 million, an increase of $5.1 million or 26.1% over the three months ended September 30, 1995 total of $19.6 million. General and administrative expenses for the six months ended September 30, 1996 totaled $47.6 million, an increase of $9.8 million or 25.9% over the six months ended September 30, 1995 total of $37.8 million. As a percentage of sales, general and administrative expenses decreased to 15.3% and 15.8% for the three and six months ended September 30, 1996 from 16.4% and 16.8% for the three and six months ended September 30, 1995. The decrease in general and administrative expenses as a percentage of net sales was a result of the improved leveraging by PSS of its existing service centers' fixed general and administrative expenses through increased sales volume and through the successful integration of its acquired service centers into existing branches. The decrease in general and administrative expenses was accomplished despite the following investments made during the past two quarters. The Company has focused on increasing diagnostic equipment and managed care sales as a percentage of total net sales. Since inception, the Company has maintained a comprehensive and consultative sales approach with an emphasis on diagnostic products, which includes sophisticated diagnostic equipment and supplies related to the use of such equipment. However, since the acquisition of Taylor, the Company experienced a decline in the percentage of sales represented by equipment. In order to increase the sales of equipment, the Company has created a diagnostic team to train and educate newly hired or acquired sales representatives. As

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

a result, the Company has expanded its diagnostic products sales to 21.3% of total net sales for the three months ended September 30, 1996 as compared to 16.8% of total net sales for the three months ended September 30, 1995. Sales of diagnostic equipment, while generally lower in gross margin than supplies, require the reordering of diagnostic reagents which generally yield higher margins. In addition, through the development of its national accounts team, the Company has increased its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations and group purchasing organizations. Finally, the Company has allocated resources to develop newly acquired sales representatives and operational personnel to help them become well-versed in PSS's broad product offerings, innovative distribution systems, and focus on superior customer service to continually improve customer satisfaction and productivity.

     SELLING EXPENSES. Selling expenses for the three months ended September 30, 1996 totaled $14.8 million, an increase of $4.0 million or 36.7% over the three months ended September 30, 1995 total of $10.8 million. Selling expenses for the six months ended September 30, 1996 totaled $28.3 million, an increase of $6.6 million or 30.5% over the six months ended September 30, 1995 total of
$21.7 million.   As a percentage of sales, selling expenses remained constant at 9.1% for the three months ended September 30, 1996 as compared to September 30, 1995. As a percentage of sales, selling expenses decreased to 9.4% for the six months ended September 30, 1996 from 9.7% for the six months ended September 30, 1995. The decrease in selling expense as a percentage of net sales is due to improved leveraging of existing service centers' fixed selling expenses, such as salaries paid to sales representatives during the conversion period from a guaranteed salary to a commission compensation arrangement and the leveraging of fixed sales management salaries.

     MERGER COSTS AND EXPENSES.   During the three months ended September 30,
1996, the Company recorded no merger costs and expenses. During the six months ended September 30, 1996, the Company recorded non-recurring merger costs and expenses of approximately $6.9 million associated with the mergers of PSS and three medical supply and equipment distributors. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel.

     For the three and six months ended September 30, 1995, the Company recorded merger costs and expenses of approximately $12.1 million associated with the merger of PSS and Taylor.

     OPERATING INCOME (LOSS).   The Company recorded operating income of $5.3
million for the three months ended September 30, 1996 as compared to an operating loss of $8.2 million for the three months ended September 30, 1995. The Company recorded operating income of $1.9 million for the six months ended September 30, 1996 as compared to an operating loss of $5.5 million for the six months ended September 30, 1995. The operating results for the six months ended September 30, 1996 include non-recurring merger costs and expenses related to the merger of PSS and three medical supply and equipment distributors of approximately $6.9 million. The operating results for the three and six months ended September 30, 1995 include non-recurring merger costs and expenses related to the merger of PSS and Taylor of approximately $12.1 million. Excluding the effect of these non-recurring costs, operating income for the six months ended September 30, 1996 would have increased $2.2 million or 33.2% to $8.8 million for the six months ended September 30, 1996 from operating income of $6.6 million for the six months ended September 30, 1995.

     INTEREST INCOME (EXPENSE). The Company recorded interest income of approximately $0.5 million and $1.0 million during the three and six months ended September 30, 1996 from short term investments. At September 30, 1996 the investments primarily consisted of government securities and municipal issues with a weighted average, taxable equivalent interest rate of approximately 5.9%. There was no interest expense for the three or six months ended September 30, 1996, as compared to interest expense of $0.9 million and $2.0 million for the three and six months ended September 30, 1995. The decrease in interest expense resulted from use of a portion of the proceeds from a public equity offering during the three months ended December 31, 1995 to repay all outstanding bank debt.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     OTHER INCOME. The Company's other income totaled $0.3 million, for the three months ended September 30, 1996 and 1995. The Company's other income for the six months ended September 30, 1996 totaled $0.7 million, an increase of $0.1 million or 17.8% over the six months ended September 30, 1995 total of $0.6 million. Other income for the three and six months ended September 30, 1996 and 1995 primarily represents finance charges on customer accounts.

     (PROVISION) BENEFIT FOR INCOME TAXES. The income tax provision totaled $2.3 million for the three months ended September 30, 1996 as compared to a benefit for income taxes of $1.5 million for the three months ended September 30, 1995. The income tax provision totaled $1.7 million for the six months ended September 30, 1996 as compared to a benefit for income taxes of $0.7 million for the six months ended September 30, 1995. The income tax (provision) benefit computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they were incurred.

     NET INCOME (LOSS). Net income totaled $3.8 million for the three months ended September 30, 1996 as compared to a net loss of $7.4 million for the three months ended September 30, 1995. Net income totaled $1.9 million for the six months ended September 30, 1996 as compared to a net loss of $6.2 million for the six months ended September 30, 1995. The net income (loss) for the six months ended September 30, 1996 and 1995 include non-recurring merger costs and expenses of approximately $6.9 million and $12.1 million, respectively. The following table shows net income (loss) and earnings (loss) per share for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 as reported and the pro-forma effect on net income and earnings per share excluding these non-recurring merger costs and expenses and the related tax benefits.



                                          Pro-forma excluding
                                       merger costs and expenses                                As reported
                                            Six Months Ended                                 Six Months Ended
                                 September 30, 1996      September 30, 1995       September 30, 1996    September 30, 1995
                                 ------------------      ------------------       ------------------    ------------------
Net income (loss) (in thousands)         $6,571                $3,029                    $1,871               $(6,204)

Net income (loss) per share              $ 0.18                $ 0.12                    $ 0.05               $ (0.25)



LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $160.7 million and $171.9 million as of September 30, 1996 and March 29, 1996, respectively. The decrease in working capital was primarily attributable to the acquisitions of medical supply and equipment distributors during the first two quarters of fiscal 1997.

     Net cash provided by operating activities was $0.9 million for the six months ended September 30, 1996 compared to net cash used in operating activities of $16.6 million for the six months ended September 30, 1995. For the six months ended September 30, 1996, a portion of the growth in accounts receivable and inventories was funded by stock through the pooling transaction and thus did not require the use of cash. For the six months ended September 30, 1995, these funds were utilized principally to fund the growth in the Company's accounts receivable and inventories from new service centers and continued growth in existing service centers and to consolidate the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel in conjunction with the Taylor merger. Net cash used in investing activities was $8.5 million and $2.8 million during the six months ended September 30, 1996 and September 30, 1995 respectively. The net cash used in investing activities for the six months ended September 30, 1996 consisted primarily of capital expenditures and the payment for purchases of net assets from business acquisitions. The net

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

cash used in financing activities of $7.5 million for the six months ended September 30, 1996 consisted primarily of debt repayment of $9.0 million assumed in connection with business acquisitions offset by proceeds from the issuance of common stock of $1.5 million.

     Accounts receivable (net of allowances) were $109.6 million and $92.1 million as of September 30, 1996 and March 29, 1996, respectively. The average number of days sales in accounts receivable was approximately 58 days as of September 30, 1996 and as of March 29, 1996. Inventories were $56.6 million and $52.3 million as of September 30, 1996 and March 29, 1996, respectively. The Company had inventory turnover of 8.6 times as of September 30, 1996 and
8.0 times as of March 29, 1996.

     The Company has historically financed its liquidity needs for expansion through lines of credit provided by banks and the private and public offering of stock. The Company has an unused credit line of $60 million on its credit facility for capital and expansion requirements. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers. The Company believes that its current cash and cash equivalent balances combined with the expected cash flows from operations, bank borrowing, capital markets, and vendor credit will be sufficient to fund its liquidity needs for its existing operations and for service center expansion for at least the next two years.

                                   PART II
                              OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

  EXHIBIT NO.                               DESCRIPTION
     3.1        Amended and Restated Articles of Incorporation dated March 15,
                1994. (1)

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

     10.2       Registration Rights Agreement between the Company and
                Tullis-Dickerson Capital Focus, L.P., dated as of March 16,
                1994. (2)

     10.3       Employment Contract, as amended, for Patrick C. Kelly. (2)

     10.4       Incentive Stock Option Plan dated May 14, 1986. (2)

     10.5       Shareholders Agreement dated March 26, 1986, between the
                Company, the Charthouse Co., Underwood, Santioni and Dunaway.(2)

     10.6       Shareholders Agreement dated April 10, 1986, between the
                Company and Clyde Young. (2)

     10.7       Shareholders Agreement between the Company and John D.
                Barrow.(2)

     10.8       Amended and Restated Directors Stock Plan. (7)

     10.9       Amended and Restated 1994 Long Term Incentive Plan. (7)

     10.10      Amended and Restated 1994 Long Term Stock Plan. (7)

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


(A)  EXHIBITS

     EXHIBIT NO.                   DESCRIPTION

     21.1              Subsidiaries of the registrant. (6)

     27                Financial Data Schedule (for SEC use only).

     ------------

     (1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524
     (2) Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-76580.
     (3) Incorporated by Reference to the Company's Registration Statement on Form S-8, filed October 7, 1994.
     (4) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994.
     (5) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1995.
     (6) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 29, 1996.
     (7) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996.

     (B)  REPORTS ON FORM 8-K

              None.

                               OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1996.


                         PHYSICIAN SALES & SERVICE, INC.


                         /s/  David A. Smith
                         ----------------------------------------------------
                         David A. Smith
                         Executive Vice President and Chief Financial Officer