Form 10-Q
period 1996-12-31
PHYSICIAN SALES & SERVICE INC /FL/
filed 1997-02-14
CIK 920527

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended    DECEMBER 31, 1996
                                                      -----------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                   --------      --------


                Commission File Number             0-23832
                                                   -------



                        PHYSICIAN SALES & SERVICE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                       59-2280364
----------------------------------------               -------------------------
    (State or other jurisdiction                          (IRS employer
          of incorporation)                            identification number)


    7800 Belfort Parkway, Suite 250
        Jacksonville, Florida                                 32256
----------------------------------------               -------------------------
(Address of principal executive offices)                    (Zip code)


         Registrant's telephone number            (904) 281-0011
                                              -----------------------


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


     As of February 13, 1997 a total of 36,904,069 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                 PHYSICIAN SALES & SERVICE, INC. & SUBSIDIARIES
                               DECEMBER 31, 1996


                                     INDEX

PART I FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                    -----------
        Condensed Consolidated Balance Sheets -
         December 31, 1996 and March 29, 1996                             3

        Condensed Consolidated Statements of Operations -
         Three and Nine Months Ended December 31, 1996 and 1995           4

        Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended December 31, 1996 and 1995                     5

        Notes to Condensed Consolidated Financial Statements              6

        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                15

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,          MARCH 29,
                                                                                           1996                1996
                                                                                    -----------------    -----------------
                                                                                       (UNAUDITED)          (UNAUDITED)
                                        ASSETS
Current Assets:
 Cash and cash equivalents                                                          $      64,205,318    $      86,333,789
 Accounts receivable, net                                                                 120,116,806           96,080,135
 Inventories                                                                               76,133,964           55,755,869
 Prepaid expenses and other                                                                16,721,551           10,764,125
                                                                                    -----------------    -----------------
      Total current assets                                                                277,177,639          248,933,918

Property and equipment, net                                                                18,520,941           14,764,706
Other Assets:
 Intangibles, net                                                                          18,473,812           13,884,322
 Other                                                                                      6,364,364            1,375,053
                                                                                    -----------------    -----------------
      Total assets                                                                  $     320,536,756    $     278,957,999
                                                                                    =================    =================
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                   $      82,613,236    $      59,307,636
 Accrued expenses                                                                          18,906,275            9,656,433
 Other                                                                                      8,297,137            6,196,692
                                                                                    -----------------    -----------------
       Total current liabilities                                                          109,816,648           75,160,761

Long-Term Liabilities                                                                       3,746,453            4,247,075
                                                                                    -----------------    -----------------
       Total liabilities                                                                  113,563,101           79,407,836
                                                                                    -----------------    -----------------
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
  issued and outstanding                                                                      -                    -

 Common stock, $.01 par value; 60,000,000 shares authorized,
  36,879,696 and 35,122,472 shares issued and outstanding at
  December 31, 1996 and March 29, 1996, respectively                                          368,797              351,225
 Additional paid-in capital                                                               206,246,973          200,193,475
 Retained earnings (deficit)                                                                  329,390             (994,537)
 Foreign currency translation                                                                  28,495              -
                                                                                    -----------------    -----------------
      Total shareholders' equity                                                          206,973,655          199,550,163
                                                                                    -----------------    -----------------
      Total liabilities and shareholders' equity                                    $     320,536,756    $     278,957,999
                                                                                    =================    =================

The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               DECEMBER 31,            DECEMBER 31,       DECEMBER 31,            DECEMBER 31,
                                                  1996                    1995               1996                    1995
                                            -----------------       -----------------  -----------------       -----------------
Net Sales                                   $     179,612,457       $     137,600,259  $     503,538,713       $     385,722,103
Cost of Goods Sold                                128,558,548              98,459,856        363,882,167             276,912,791
                                            -----------------       -----------------  -----------------       -----------------
      Gross Profit                                 51,053,909              39,140,403        139,656,546             108,809,312

General and Administrative Expenses                27,819,398              21,417,857         77,485,348              61,333,559
Selling Expenses                                   17,009,688              12,742,837         46,373,075              35,521,522

Merger Costs and Expenses                             317,388               3,483,744          7,251,388              15,578,560
                                            -----------------       -----------------  -----------------       -----------------
      Income (Loss) From Operations                 5,907,435               1,495,965          8,546,735              (3,624,329)
                                            -----------------       -----------------  -----------------       -----------------
Other Income (Expense):
 Interest income (expense)                            543,107                (230,499)         1,593,772              (2,196,821)
 Other income                                         691,266                 617,506          1,343,511               1,171,200
                                            -----------------       -----------------  -----------------       -----------------
                                                    1,234,373                 387,007          2,937,283              (1,025,621)
                                            -----------------       -----------------  -----------------       -----------------
Income (Loss) Before (Provision)
   Benefit for Income Taxes                         7,141,808               1,882,972         11,484,018              (4,649,950)
Income Tax (Provision) Benefit                     (2,677,000)               (565,000)        (4,407,000)                104,450
                                            -----------------       -----------------  -----------------       -----------------
Net Income (Loss)                                 $ 4,464,808            $  1,317,972        $ 7,077,018            $ (4,545,500)
                                            =================       =================  =================       =================
Net  Income (Loss) Per Common and
   Common Equivalent Share                        $      0.12            $       0.04        $      0.19            $      (0.17)
                                            =================       =================  =================       =================
Weighted average number of shares
   outstanding                                     36,733,000              31,494,000         36,346,000              26,749,000
                                            =================       =================  =================       =================

The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                         DECEMBER 31,            DECEMBER 31,
                                                                             1996                    1995
                                                                       ----------------        ----------------
Cash Flows From Operating Activities:
 Net income (loss)                                                     $      7,077,018        $     (4,545,500)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                             3,509,565               2,918,361
    Merger costs and expenses                                                 6,469,506               5,795,750
    Foreign currency translation                                                 28,495                 -
    Changes in operating assets and liabilities, net of
     effects from business acquisitions:
       Increase in accounts receivable                                      (13,229,704)            (23,173,139)
       Increase in inventories                                               (6,378,727)            (22,847,565)
       Decrease (increase) in prepaid expenses and other
        current assets                                                        5,919,913              (4,993,132)
       Increase in other assets                                              (8,200,198)                (79,547)
       Increase in accounts payable, accrued
        expenses and other liabilities                                        9,216,313              28,124,074
                                                                       ----------------        ----------------
        Net cash provided by (used in) operating
         activities                                                           4,412,181             (18,800,698)
                                                                       ----------------        ----------------
Cash Flows From Investing Activities:
 Capital expenditures                                                        (3,297,745)             (3,152,896)
 Payment for purchases of net assets from business
  acquisitions                                                               (5,083,487)             (1,887,652)
 Payments on noncompete agreements                                           (1,178,932)               (514,722)
                                                                       ----------------        ----------------
        Net cash used in investing activities                                (9,560,164)             (5,555,270)
                                                                       ----------------        ----------------
Cash Flows From Financing Activities:
 Net repayments of long-term debt                                           (17,829,744)            (31,132,889)
 Net proceeds from issuance of common stock                                   1,949,256             146,691,753
 Distributions to former S-Corporation shareholders                          (1,100,000)               (365,000)
                                                                       ----------------        ----------------
        Net cash (used in) provided by financing
          activities                                                        (16,980,488)            115,193,864
Net (decrease) increase in cash and cash equivalents                        (22,128,471)             90,837,896
Cash and cash equivalents, beginning of period                               86,333,789               1,231,205
                                                                       ----------------        ----------------
Cash and cash equivalents, end of period                               $     64,205,318        $     92,069,101
                                                                       ================        ================

The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Physician Sales & Service, Inc. ("PSS" or "the Company") reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated. The adjustments include the retroactive adjustment to reflect a three-for-one stock split effective September 22, 1995 and give effect to the merger with Taylor Medical Incorporated ("Taylor") effective August 21, 1995 and to the merger with Treadway Enterprises, Inc. ("X-ray Georgia") effective December 20,1996, both accounted for under the pooling-of-interests method.

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

NOTE 2 - BUSINESS ACQUISITIONS

     During the three months ended December 31, 1996, the Company merged with three radiology and imaging distributors (the "X-ray Companies") in stock-for-stock mergers accounted for under the pooling-of-interests method. The accompanying consolidated financial statements have been restated for periods prior to the pooling for the merger with X-ray Georgia. The accompanying consolidated financial statements have not been restated for periods prior to the poolings due to the immateriality of the mergers with Diagnostic Imaging, Inc. ("DI") and Chesapeake X-ray Corporation ("Chesapeake"). Accordingly, the results of operations of DI and Chesapeake have been reflected in the consolidated financial statements prospectively from the acquisition dates in November and December of 1996 respectively. The X-ray Companies distribute radiology and imaging equipment, chemicals and supplies,
and provide technical   service to the acute and altenate site markets with
combined annual revenues of approximately $140 million. Merger costs and expenses of $0.3 million associated with the mergers of PSS and three radiology and imaging distributors were recorded during the three months ended December 31, 1996. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees. Additional merger costs and expenses will be recorded next quarter related to the consolidation of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel.

     On November 25, 1996, the Company acquired DI in a merger pursuant to which the Company issued 662,330 shares of Common Stock to the former shareholders of DI, of which 99,351 shares are currently being held in escrow to indemnify the Company against certain potential losses related to the operation of DI prior to the merger in exchange for all of the outstanding shares of capital stock of DI valued at $12.8 million at the time of the merger. The shares were issued in a private placement to 14 investors, pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. On December 19, 1996, the Company acquired Chesapeake in a merger pursuant to which the Company issued 377,790 shares of Common Stock to the former shareholders of Chesapeake, of which 22,317 shares are currently being held in escrow in exchange for all of the outstanding shares of capital stock of Chesapeake valued at $7.0 million at the time of the merger. The shares were issued in a private placement to two accredited investors. On December 20, 1996, the Company acquired X-ray Georgia in a merger pursuant to which the Company issued 593,672 shares of Common Stock to the former shareholders of X-ray Georgia, of which 52,675 shares are currently being held in escrow in exchange for all of the outstanding shares of capital stock of X-ray Georgia valued at $11.0 million at the time of the merger. The shares were issued in a private placement to two accredited investors. No underwriters were engaged in connection with the foregoing sales of securities.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


     X-ray Georgia was a Subchapter S Corporation for income tax purposes and, therefore did not pay U.S. federal income taxes. X-ray Georgia will be included in the Company's U.S. federal income tax return subsequent to the date of acquisition. Separate net sales, net income (loss) and related per share amounts of merged entities are presented in the following table. In addition, the table includes unaudited pro forma net income (loss) and net income (loss) per share amounts which reflect pro forma adjustments to present income taxes of X-ray Georgia on the basis on which they will be reported in future periods.

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               DECEMBER 31,            DECEMBER 31,       DECEMBER 31,            DECEMBER 31,
                                                  1996                    1995               1996                    1995
                                            -----------------       -----------------  -----------------       -----------------
Net Sales
  PSS                                       $     168,742,840       $     126,310,856  $     470,356,925       $     351,293,124
  X-ray Georgia                                    10,869,617              11,289,403         33,181,788              34,428,979
                                            -----------------       -----------------  -----------------       -----------------
Total                                       $     179,612,457       $     137,600,259  $     503,538,713       $     385,722,103

Net Income (Loss)
  PSS                                       $       4,053,770       $       1,030,714  $       6,138,847       $      (5,172,807)
  X-ray Georgia                                       411,038                 287,258            938,171                 627,307
                                            -----------------       -----------------  -----------------       -----------------
Net Income (Loss) as Reported                       4,464,808               1,317,972          7,077,018              (4,545,500)
Pro forma Tax Provision for X-ray Georgia             156,194                 109,158            356,505                 238,377
                                            -----------------       -----------------  -----------------       -----------------
Pro forma Net Income (Loss)                 $       4,308,614       $       1,208,814  $       6,720,513       $      (4,783,877)

Net Income (Loss) Per Share
  As Reported                               $            0.12       $            0.04  $            0.19       $           (0.17)
  Pro forma                                 $            0.12       $            0.04  $            0.19       $           (0.18)

     Additionally, during the three months ended December 31, 1996, the Company acquired a medical supplies and equipment distributor based in Germany in a cash-for-stock acquisition. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company was incorporated in 1983 in Jacksonville, Florida. Since its inception, the Company has achieved significant growth in the number of service center locations, geographic areas of operation, net sales, and profitability. The number of Company service centers has grown from two located in Florida at the end of fiscal 1984 to 61 service centers located throughout the United States distributing to approximately 92,000 office sites in all 50 states and
service centers located in Belgium and Germany.   During fiscal years 1992
through 1996, PSS's net sales grew at a compound annual rate of 40.5%, excluding the effect of restatement due to material acquisitions accounted for under the pooling-of-interests method. Giving retroactive effect of restatement, the Company's net sales grew at a compound rate of 28.2% during that same period.

     WorldMed International, Inc., a wholly owned subsidiary of the Company, was recently established by the Company to manage and develop the international medical supply and equipment distribution, consolidation, and growth opportunities. During the three months ended June 30, 1996, WorldMed International acquired Deckers, a Belgian based medical equipment and supply distributor to hospitals and physician offices in Belgium, Germany, and France with approximate annual sales of U.S. $15.5 million. During the three months ended September 30, 1996, the Company acquired the assets of another Belgian based medical equipment and supply distributor with last 12 month's revenues approximating U.S. $3.5 million. During the three months ended December 31, 1996, the Company acquired Franz Medical, a distributor of medical supplies and equipment to the German health care market with annual revenues of approximately U.S. $2.7 million. The Company's international market objective is to pursue acquisition opportunities throughout the European medical equipment and supply distribution market through its WorldMed International subsidiary.

     In November 1996, the Company completed its merger with DI of Jacksonville, Florida. DI distributes radiology and imaging equipment, chemicals and supplies, and provides technical service to the acute and alternate site
markets through 13 locations in 5 southeastern states.   DI reported $58.0
million in revenues for the twelve month period ended June 30, 1996. In December 1996, the Company completed mergers with X-ray Georgia, based in Atlanta, GA and Chesapeake based in Roanoke, VA. Both companies distribute radiology and imaging equipment, chemicals and supplies, and provide technical service to the acute and alternate site markets. X-ray or Georgia and Chesapeake had revenues of $45 million and $37 million for the latest twelve month period, respectively. The Company's objective is to pursue acquisition opportunities within the radiology and imaging distribution market which will position the consolidated Company to gain market share within this market and expand the product offerings to the physician office market currently serviced by PSS.

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

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and nine months ended December 31, 1996 and 1995:

THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     NET SALES. Net sales for the three months ended December 31, 1996 totaled $179.6 million, an increase of $42.0 million or 30.5% over net sales of $137.6 million for the three months ended December 31, 1995. Net sales for the nine months ended December 31, 1996 totaled $503.5 million, an increase of $117.8 million or 30.5% over net sales of $385.7 million for the nine months ended December 31, 1995. In order of contribution to the increase, net sales increased as the result of (i) internal sales growth of centers operating at least two years, (ii) incremental sales generated in connection with the Distribution Agreement with Abbott Laboratories ("Abbott Agreement") and (iii) net sales of centers acquired during the first nine months of fiscal 1997.

     The Company's service centers operating for at least 24 consecutive months as of fiscal year ended 1997 generated same center sales growth of 20.0% for the nine months ended December 31, 1996. The sales growth resulted from the continued development of PSS's sales force, further market penetration, increased emphasis on diagnostic equipment and supplies, and expansion of existing territories served by individual service centers.

     GROSS PROFIT. Gross profit for the three months ended December 31, 1996 totaled $51.1 million, an increase of $11.9 million or 30.4% over the three months ended December 31, 1995 total of $39.1 million. Gross profit for the nine months ended December 31, 1996 totaled $139.7 million, an increase of $30.8 million or 28.4% over the nine months ended December 31, 1995 total of $108.8 million. Gross profit as a percentage of net sales decreased to 28.4% and 27.7% for the three and nine months ended December 31, 1996 from 28.5% and 28.2% for the three and nine months ended December 31, 1995. The decrease in gross profit percentage is attributable to lower margins on diagnostic products distributed under the Abbott Agreement and lower margins of the X-ray Companies recently acquired, which had an average gross profit of 20.3% for the three months ended December 31, 1996. The Company is currently in the second year of a five year exclusive distributorship agreement with Abbott Laboratories. For the three and nine months ended December 31, 1996, the Company sold approximately $30.6 million and $84.3 million of Abbott product with a gross profit percentage of 22.8% and 21.6%,respectively. Margins under the Abbott Agreement are scheduled to increase annually based on achievement by the Company of certain performance goals as stipulated therein.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 1996 totaled $27.8 million, an increase of $6.4 million or 29.9% over the three months ended December 31, 1995 total of $21.4 million. General and administrative expenses for the nine months ended December 31, 1996 totaled $77.5 million, an increase of $16.2 million or 26.3% over the nine months ended December 31, 1995 total of $61.3 million. As a percentage of sales, general and administrative expenses decreased to 15.5% and 15.4% for the three and nine months ended December 31, 1996 from 15.6% and 15.9% for the three and nine months ended December 31, 1995. The decrease in general and administrative expenses as a percentage of net sales was a result of the improved leveraging by PSS of its existing service centers' fixed general and administrative expenses through increased sales volume and through the successful integration of its acquired service centers into existing branches. The decrease in general and administrative expenses was accomplished while making the following investments during the past three quarters. To continue responding to a changing health care market, the Company has increased its focus on sales of diagnostic equipment to office based physicians and on penetration of the managed care market segment. Since inception, the Company has maintained a comprehensive and consultative sales

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


approach with an emphasis on diagnostic products, which includes sophisticated diagnostic equipment and supplies related to the use of such equipment. At the beginning of fiscal 1997, the Company created a diagnostic team to train and educate newly hired or acquired sales representatives about the diagnostic equipment sales process. As a result, the Company has expanded its diagnostic products sales to 21.6% of total net sales for the three months ended December 31, 1996 as compared to 15.3% of total net sales for the three months ended December 31, 1995. Sales of diagnostic equipment, while generally lower in gross margin than supplies, require the reordering of diagnostic reagents which generally yield higher margins. Also at the beginning of fiscal 1997, the Company increased its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations and group purchasing organizations through the expansion of its national accounts team.

     SELLING EXPENSES. Selling expenses for the three months ended December 31, 1996 totaled $17.0 million, an increase of $4.3 million or 33.5% over the three months ended December 31, 1995 total of $12.7 million. Selling expenses for the nine months ended December 31, 1996 totaled $46.4 million, an increase of $10.9 million or 30.6% over the nine months ended December 31, 1995 total of $35.5 million. As a percentage of sales, selling expenses increased to 9.5% for the three months ended December 31, 1996 from 9.3% for the three months ended December 31, 1995. As a percentage of sales, selling expenses remained constant at 9.2% for the nine months ended December 31, 1996 as compared to December 31, 1995.

     MERGER COSTS AND EXPENSES.   During the three months ended December 31,
1996, the Company recorded $0.3 million in non-recurring merger costs and expenses related to the acquisition of the X-ray Companies. During the nine months ended December 31, 1996, the Company recorded non-recurring merger costs and expenses of approximately $7.3 million associated with the mergers of PSS and three medical supply and equipment distributors and the X-ray Companies. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees. Additional merger costs and expenses will be recorded next quarter related to the consolidation of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel.

     For the three and nine months ended December 31, 1995, the Company recorded merger costs and expenses of approximately $3.5 million and $15.6 million, respectively, associated with acquisitions.

     OPERATING INCOME (LOSS).   The Company recorded operating income of $5.9
million for the three months ended December 31, 1996 as compared to $1.5 million for the three months ended December 31, 1995. The Company recorded operating income of $8.5 million for the nine months ended December 31, 1996 as compared to an operating loss of $3.6 million for the nine months ended December 31, 1995. The operating results for the three and nine months ended December 31, 1996 include non-recurring merger costs and expenses of approximately $0.3 million and $7.3 million, respectively. The operating results for the three and nine months ended December 31, 1995 include non-recurring merger costs and expenses of approximately $3.5 million and $15.6 million, respectively. Excluding the effect of these non-recurring costs, operating income would have increased $1.2 million or 25.0% to $6.2 million for the three months ended December 31, 1996 from operating income of $5.0 million for the three months ended December 31, 1995. Excluding the effect of these non-recurring costs, operating income would have increased $3.8 million or 32.2% to $15.8 million for the nine months ended December 31, 1996 from operating income of $12.0 million for the three months ended December 31, 1995.

     INTEREST INCOME (EXPENSE). The Company recorded interest income of approximately $0.5 million and $1.6 million during the three and nine months ended December 31, 1996 from short term investments. At December 31, 1996 the investments had a weighted average, taxable equivalent interest rate of approximately 6.3%. There was no interest expense for the three or nine months ended December 31, 1996, as compared to a net interest expense of $0.2 million and $2.2 million for the three and nine months ended December 31, 1995. The decrease in interest expense resulted from the use of a portion

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


of the proceeds from a public equity offering during the three months ended December 31, 1995 to repay all outstanding bank debt.

     OTHER INCOME. The Company's other income totaled $0.7 million and $0.6 million, an increase of $0.1 million or 11.9%, for the three months ended December 31, 1996 and 1995, respectively. The Company's other income for the nine months ended December 31, 1996 totaled $1.4 million, an increase of $0.2 million or 14.7% over the nine months ended December 31, 1995 total of $1.2 million. Other income for the three and nine months ended December 31, 1996 and 1995 primarily represents finance charges on customer accounts.

     (PROVISION) BENEFIT FOR INCOME TAXES. The income tax provision totaled $2.7 million and $0.6 for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. The income tax provision totaled $4.4 million for the nine months ended December 31, 1996 as compared to a benefit for income taxes of $0.1 million for the nine months ended December 31, 1995. The income tax (provision) benefit computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they were incurred.

     NET INCOME (LOSS). Net income totaled $4.5 million for the three months ended December 31, 1996 as compared to $1.3 million for the three months ended December 31, 1995. Net income totaled $7.1 million for the nine months ended December 31, 1996 as compared to a net loss of $4.5 million for the nine months ended December 31, 1995. The net income (loss) for the nine months ended December 31, 1996 and 1995 include non-recurring merger costs and expenses of approximately $7.3 million and $15.6 million, respectively. The following table shows net income (loss) and earnings (loss) per share for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 as reported and the pro-forma effect on net income and earnings per share excluding these non-recurring merger costs and expenses and the related tax benefits.


                                                     Pro-forma excluding
                                                  merger costs and expenses                             As reported
                                                      Nine Months Ended                               Nine Months Ended
                                           December 31, 1996      December 31, 1995       December 31, 1996       December 31, 1995
                                           -----------------      -----------------       -----------------       -----------------
Net income (loss) (in thousands)               $ 11,949               $  6,708                $  7,077               $  (4,546)

Net income (loss) per share                    $   0.33               $   0.24                $   0.19               $   (0.17)

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $167.4 million and $173.8 million as of December 31, 1996 and March 29, 1996, respectively. The decrease in working capital was primarily attributable to the acquisitions of medical supply and equipment distributors during the first three quarters of fiscal 1997.

     Net cash provided by operating activities was $4.4 million for the nine months ended December 31, 1996 compared to net cash used in operating activities of $18.8 million for the nine months ended December 31, 1995. For the nine months ended December 31, 1996, a portion of the growth in accounts receivable, inventories, and other assets was funded by stock through pooling transactions and thus did not require the use of cash. For the nine months ended December 31, 1995, these funds were utilized principally to fund the growth in the Company's accounts receivable and inventories from new service centers and continued growth in existing service centers and to consolidate the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel in conjunction with mergers.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The net cash used in investing activities for the nine months ended December 31, 1996 consisted primarily of capital expenditures and the payment for purchases of net assets from business acquisitions. The net cash used in financing activities of $17.0 million for the nine months ended December 31, 1996 consisted primarily of debt repayment of $17.8 million assumed in connection with business acquisitions offset by proceeds from the issuance of common stock of $1.9 million and distribution to former S-Corportation shareholders of $1.1 million. The net cash provided by financing activities of $115.2 million for the nine months ended December 31, 1995 consisted primarily of $126.7 million in net proceeds received from the Company's public offering of common stock which was used to pay off debt in the amount of $31.1 million and distribution to former S-Corporation shareholders of $0.4 million.

     Accounts receivable (net of allowances) were $120.1 million and $96.1 million as of December 31, 1996 and March 29, 1996, respectively. The average number of days sales in accounts receivable was approximately 56 days as of December 31, 1996 and 58 days as of March 29, 1996. Inventories were $76.1 million and $55.8 million as of December 31, 1996 and March 29, 1996, respectively. The Company had annual inventory turnover of 8.7 times for the nine months ended December 31, 1996 and 8.0 times for the year ended March 29, 1996.

     The Company has historically financed its liquidity needs for expansion through lines of credit provided by banks and the private and public offering of stock. The Company has no debt outstanding on its $60 million credit facility. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers. The Company believes that its current cash and cash equivalent balances combined with the expected cash flows from operations, available credit facility, capital markets, and vendor credit will be sufficient to fund its liquidity needs for its existing operations and for service center expansion for at least the next two years.

                                   PART II
                              OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS


         EXHIBIT NO.                             DESCRIPTION
         -----------                             -----------
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

                                   PART II
                              OTHER INFORMATION
                                 (CONTINUED)


         (A)  EXHIBITS

         EXHIBIT NO.                             DESCRIPTION
         -----------                             -----------
            10.18        Agreement and Plan of Merger by and among Physician Sales & Service, Inc., PSS Merger Corp.
                          and Treadway Enterprises, Inc. (8)

            21.1         Subsidiaries of the registrant.

            27           Financial Data Schedule (for SEC use only).

          ---------------

         (1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524
         (2) Incorporated by Reference to the Company's Registration Statement on Form S-1 No. 33-76580.
         (3) Incorporated by Reference to the Company's Registration Statement on Form S-8, filed October 7, 1994.
         (4) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994.
         (5) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1995.
         (6) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 29, 1996.
         (7) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996.
         (8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.

         (B)  REPORTS ON FORM 8-K

                 The Company reported on December 9, 1996 (under Item 2,
                  Acquisition or Disposition of Assets) that the Company had acquired Diagnostic Imaging, Inc. by a subsidiary merger.

                              OTHER INFORMATION


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 1997.


                                     PHYSICIAN SALES & SERVICE, INC.


                                     /s/  David A. Smith
                                     ----------------------------------
                                     David A. Smith
                                     Executive Vice President and Chief
                                     Financial Officer