Form 10-K
period 1997-03-28
PHYSICIAN SALES & SERVICE INC /FL/
filed 1997-06-26
CIK 920527

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended MARCH 28, 1997        Commission File Number
     0-23832

                        PHYSICIAN SALES & SERVICE, INC.
             (Exact name of Registrant as specified in its charter)

                   FLORIDA                                       59-2280364
           (State of incorporation)                           (I.R.S. Employer
                                                            Identification No.)
          4345 SOUTHPOINT BOULEVARD
            JACKSONVILLE, FLORIDA                                  32216
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (904) 332-3333

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

                         Yes  [X]               No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $481,800,995 as of March 28, 1997. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of March 28, 1997, a total of 37,061,615 shares of the Company's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after March 28, 1997.
================================================================================

                                     PART I

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1.  BUSINESS

                                    GENERAL

     Physician Sales & Service, Inc. (The "Company" or "PSS") is a leading distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians. PSS currently operates 61 physician office medical supply distribution ("core business") service centers distributing to approximately 103,000 physician office sites in all 50 states. The Company's primary market is the approximately 399,000 physicians who practice medicine in approximately 198,000 office sites throughout the United States.

     According to industry estimates, the medical supply and equipment segment of the health care industry represents a $30.2 billion market, of which $6.6 billion represents the primary care and other office-based physicians. The medical supply and equipment industry is estimated to be growing at an annual rate of 6% to 8%. PSS has historically grown faster than the overall market. The Company estimates that approximately 300 companies supply medical products to the office-based physician sector.

     The Company, through its newly formed subsidiary, Diagnostic Imaging, Inc. ("DI" or "imaging division"), distributes medical diagnostic imaging supplies, chemicals, equipment and service to the acute care and alternate care market. DI currently operates 16 imaging service centers in nine southeastern states. The Company is in the process of developing a separate information system for DI which will include the current ICON(SM) and CustomerLink systems. A primary company objective is to pursue acquisition opportunities within the radiology and imaging distribution market in order to gain market share and expand the product offerings to the physician office market currently serviced by PSS and the acute care market currently serviced by DI.

     The Company also distributes medical supplies and equipment in Belgium, France, Germany, and the Netherlands through its WorldMed International, Inc. subsidiary. The Company currently has three service centers ("European operations") in Europe distributing to the acute and alternate care markets.

     The Company's primary objectives are to be capable of servicing the medical equipment and supply needs of every office-based physician in the United States, to create a national diagnostic imaging distribution company, and to expand its presence in the European medical equipment and supply market. To achieve these objectives and increase profitability, the Company intends to (i) continue to acquire core business medical supply and equipment distributors, especially in existing markets where it can leverage its distribution infrastructure and gain market share, (ii) acquire diagnostic imaging distributors to expand its geographic coverage and leverage its existing infrastructure, (iii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing and a broad product line, including sophisticated diagnostic equipment, (iv) expand operating margins, (v) open new service centers in selected markets where acquisition opportunities are not available, and (vi) invest in sophisticated information systems that bring efficiency to the Company and its subsidiaries.

     On August 21, 1995, the Company completed the acquisition of Taylor Medical, Inc. ("Taylor"), its largest acquisition to date in a stock-for-stock pooling. Taylor distributed medical supplies and equipment mainly to office-based physicians and managed care facilities. Taylor operated five distribution centers, primarily in the Southwest and Northeast, with 20 redistribution and sales offices with approximately 175 sales representatives. Taylor had physician-related net sales of approximately $122 million for the fiscal year ended March 30, 1995. The acquisition of Taylor increased the Company's market presence in the Southwest and Northeast and provides an opportunity to enhance profitability through the integration and consolidation of Taylor's operations.

     Effective November 13, 1995 the Company completed a secondary offering of
11.5 million shares of common stock at $17 per share, 8.8 million of which were offered by the Company. The Company used approximately $58.2 million of the total net proceeds of $142.9 million to repay debt in fiscal 1996. Management used approximately $50 million in connection with acquisitions of the imaging division, core business, European operations, and general corporate purposes, including capital expenditures during fiscal 1997. Management intends to use the remaining net proceeds of the secondary offering for general corporate purposes, including future acquisitions. The consummation of this transaction, along with the Company's financing arrangements, has provided the Company with resources to continue its strategy of being capable of servicing the medical equipment and supply needs of every office-based physician in the United States, to create a national imaging distribution company, and to expand its presence in the European medical equipment and supply market.

     On December 29, 1996, the Company acquired X-ray Corporation of Georgia ("X-ray GA") in a merger pursuant to which the Company issued 593,672 shares of common stock to the former shareholders of X-ray GA, in exchange for all of the outstanding shares of capital stock of X-ray GA valued at $11.0 million at the time of the merger. This merger has been accounted for as a material pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Taylor and X-ray GA for all periods prior to the mergers.

     In addition to Taylor and X-ray GA, for which the consolidated financial statements have been restated for all periods prior to merger during fiscal 1996 and 1997, respectively, the Company merged with seven companies accounted for as poolings-of-interest (four core business and three imaging division companies) and 12 companies accounted for as purchases (nine core business and three European operation companies).

     PSS Common Stock is publicly traded over the counter by the NASDAQ National Market System under the ticker symbol "PSSI".

                                   OPERATIONS

     PSS focuses on complete customer satisfaction, which it characterizes to its customers as "no hassle" service. Consistent with this approach, the Company offers its customers same-day delivery service on a regular basis, highly trained, consultative sales professionals, a broad product line including sophisticated diagnostic equipment and supplies, no minimum order size or shipping charges, and permits returns of unused, saleable products for instant credit.

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

     At March 28, 1997, the core business of PSS maintained a highly decentralized distribution network of 61 service centers operating over 550 delivery vans throughout the United States. This distribution network along with the Company's Instant Customer Order Network ("ICON(SM)"), described in "Information

Technology" herein, has enabled PSS to provide same-day delivery service on a consistent basis. Customer orders received by 10:30 a.m. at the local service center are delivered the same day within a 100 mile radius. Within a 30 mile radius, orders received by noon are delivered the same day.

     Through its over 720 sales representatives in its core business, PSS distributes medical supplies and equipment to physicians in approximately 103,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 150 to 200 physician offices, with a minimum goal of visiting each office once every one to two weeks.

     The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. The Company distributes over 35,000 different products manufactured by approximately 3,000 manufacturers. During the twelve months ended March 28, 1997, Abbott was the only vendor which accounted for more than 10% of the Company's inventory purchases. The Company believes it is not vulnerable to significant supply interruptions due to the diverse product base sold by PSS and the significant number of manufacturers supplying those products. However, the Company's ability to maintain good relations with these vendors will affect the profitability of the business.

     The Company's core business customer base consists mainly of primary care and office-based physicians which accounted for approximately 99% of the Company's net sales for the twelve months ended March 28, 1997. No single company customer accounted for more than 1% of PSS's net sales for the fiscal year ended March 28, 1997.

     The Company's imaging division operates in a similar decentralized format with 16 service centers operating a total of over 70 delivery vans throughout nine southeastern states. The delivery routes and customer service guarantees are currently being developed. While imaging division gross margins are lower than the core business gross margins, general and administrative expenses are also lower than the core business due in part to less products distributed, larger order size, less frequent deliveries and fewer personnel.

     The imaging division has over 60 sales representatives and 160 field service engineers who service customer equipment ranging from processors to radiographic equipment. This division has approximately 6,000 customers including 1,300 acute sites and 4,700 alternate care sites.

     The Company's European operation operates three European service centers, located in Belgium, Germany, and the Netherlands, employing approximately 25 sales representatives and approximately 65 total employees.

     All of the Company's service centers operate as a profit center led by a management team that typically includes a sales manager and an operations manager. Each service center employs sales representatives and staff, including purchasing agents, customer service representatives, and warehouse and delivery personnel. Employees are compensated based upon both individual and service center performance. Both management and employee bonuses are based largely upon asset management, attainment of goals and operating profit performance.

     At March 28, 1997, the Company had approximately 800 sales representatives and approximately 2,600 total employees. The Company considers its employee relations to be excellent.

                             INFORMATION TECHNOLOGY

     PSS' core business maintains a decentralized information system with data acquisition at the local service centers and a central corporate data base that is accessible from all of the service centers. The information systems were designed to allow the service center to have both the hardware and software to conduct operations independently. The failure of a computer system at a service center would not affect the operations of any other service center or the corporate system. Likewise, the short-term failure of the corporate system would not affect the operations of any service center.

     ICON(SM) is a sales force automation technology enabling the PSS core business sales representatives access to critical customer information from any location. ICON(SM) provides the sales representatives with customer pricing, contracts, backorders, inventory levels, account status and on the spot ordering through the use of a wireless network. ICON(SM) has increased time available for selling, decreased operating expenses in the service centers and increased the Company's ability to provide same-day delivery to customers.

     Utilizing ICON(SM), sales representatives can give product demonstrations, equipment feasibility studies, potential equipment revenue, and return on investment analyses. Most recently, ICON(SM) gives the sales representative the ability to perform quotes and bids to the larger accounts and standing order capabilities.

     During fiscal 1997, PSS test marketed and developed the CustomerLink or DIAL (Digital Information Access Line) system. The Company believes this system is the first internet based healthcare information system designed and used specifically for inventory management and purchasing for the medical practice. All company customers, regardless of size, with access to the internet, will be given access to a multitude of services including:

     - On-Line Purchasing

      - Order placement and confirmation

      - Customer specific product availability

      - Customer specific pricing

      - Product utilization reports

      - Back order status reports

      - Accounts receivable management reports

      - Inventory management tools

     - On-Line Information

      - Practice compliance assistance for OSHA and CLIA

      - Comprehensive database of medical safety data sheets

      - Continuing medical and professional education courses

      - Scientific and medical journals

      - Comprehensive pharmaceutical pharmacology database

     Company customers can access CustomerLink through the internet at http://www.pssd.com after receiving their personal password from the Company.

     The Company is implementing a delivery automation software system that is expected to be completed in fiscal 1998. The system will provide electronic signature recognition and delivery routing which the Company believes will improve the Company's distribution efficiency.

     The Company is currently in the process of developing and implementing a separate hardware and software system for its imaging division which will include the ICON(SM) and CustomerLink systems. The Company expects the imaging division system to be implemented in fiscal 1998.

                                  PRODUCT MIX

     PSS plans to continue to focus on providing products and services to the primary care physician market whether the physician is a single practitioner or a member of a large group practice. In that effort, PSS developed Network Plus(SM), a comprehensive savings plan for physicians in which PSS offers special group purchasing contract pricing and provides periodic cost analyses to help manage the supply needs of each physician. Under this program, when a physician office guarantees at least the majority of its purchase volume to PSS, the Company will guarantee the lowest purchase prices on certain products as well as certain service guarantees. The Company has recently signed distribution agreements with several national and regional integrated and managed care groups.

     Through its core business, the Company distributes medical products consisting of medical supplies, diagnostic equipment, and pharmaceuticals. The following is a discussion of the types of products offered by the Company's core business.

MEDICAL SUPPLIES

     PSS core business medical supplies include items from substantially all major product lines. PSS currently sells a broad range of medical supplies which include over 35,000 stock keeping units, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, chlamydia, H-Pylori, and bladder cancer.

     PSS has implemented a new Penny Saver product line. The Penny Saver products represent the most frequently used products by PSS customers. This product line will provide customers a choice between name brand products and the Penny Saver quality, low price alternatives. Currently, the Company has over 250 products under the Penny Saver label.

MEDICAL EQUIPMENT

     The Company's core business equipment lines include blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, exam tables and furniture, electrocardiograph monitors, cardiac stress systems, holter monitors, flexible sigmoidoscopy scopes, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has increased recently, reflecting in part, technological advances which enable increasingly sophisticated diagnostic tests to be performed in the physician's office. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally require the ongoing reordering of disposable diagnostic reagents which generally yield higher margins.

     The Company recently entered into four separate exclusive distribution agreements for certain products manufactured by Siemens Medical Systems, Inc., Hologic, Inc., Bard Diagnostic Sciences, Inc., and Tanita Corporation of America, Inc. These strategic alliances should continue to broaden the Company's product offerings to both the core business and imaging division customers.

PHARMACEUTICALS

     The Company's pharmaceutical sales include vaccines, injectables and ointments. As a result of the changing dynamics in the pharmaceutical industry, particularly the reduction in sales force for physicians' offices, pharmaceutical manufacturers are increasingly seeking alternative means of distribution. The Company believes that its consultative sales approach and its emphasis on training have allowed PSS to be highly effective in selling pharmaceuticals to the physician office market.

                                   EXPANSION

     The Company's core business has grown from one service center located in Jacksonville, Florida in 1983 to 61 service centers currently. Historically, the Company's growth has been accomplished through both the start-up of service centers and the acquisition of local and regional medical supply and equipment distributors. Since fiscal 1994 the Company has accelerated its acquisition of medical supply and equipment distributors both in number and in materiality of the operations acquired.

     With the November 1996 acquisition of a medical diagnostic imaging supply and equipment distributor, the Company began the operations of its imaging division. Subsequent acquisitions have resulted in 16 imaging division service centers operating throughout nine southeastern states. The Company's objective for the imaging division this year is to (i) continue geographic expansion with acquisitions of local and regional imaging distributors to leverage existing infrastructure, (ii) develop and implement a separate hardware and software system for the division utilizing the core business' ICON(SM) and CustomerLink systems, (iii) expand the products and services currently provided, (iv) implement same day delivery, and (v) develop a university training program specifically tailored for the division.

     PSS views the acquisition of medical and imaging supplies and equipment distributors as an integral part of its growth strategy. The Company intends to continue to acquire local and regional distributors especially in existing markets where it can leverage its distribution infrastructure, gain market share, and expand geographically. PSS believes that local and regional distributors are finding competition increasingly difficult as a result of (i) lack of purchasing and administrative economies of scale, (ii) reduced access to medical equipment product lines as equipment manufacturers seek to reduce marketing costs by minimizing the number of distributors to which they must provide field support, (iii) lack of resources for continued development and training of personnel for maintenance, expansion or replacement of existing business, and (iv) lack of resources to develop new distribution system technologies and services.

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

                               REGULATORY MATTERS

     The Company's business is subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Controlled Substances Act and other regulation by the U.S. Food and Drug Administration and state laws applicable to the distribution and manufacture of medical devices and over-the-counter pharmaceutical products as well as the distribution of prescription pharmaceutical products.

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

     The Company is also subject to regulation in the European countries where its Belgian subsidiary, WorldMed, N.V., markets its products. Many of the regulations applicable in such countries are similar to those of the U.S. Food and Drug Administration. The national health or social security organizations of certain countries require the products distributed by the Company to be qualified before they can be marketed in those countries.

     Federal, state and foreign regulations regarding the sale and distribution of medical supplies, equipment and devices by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

ITEM 2.  PROPERTIES

     The Company maintains 80 service centers providing service to 50 states throughout the United States, as well as Belgium, France, Germany, and the Netherlands. All locations are leased by the Company with the exception of the service center located in Leuven, Belgium and the former Taylor corporate office and distribution center located in Beaumont, Texas, which are owned. The following table identifies the locations of the Company's service centers and the areas which they service.

CORE BUSINESS

SERVICE CENTER LOCATION      STATES SERVICED
-----------------------  ------------------------
Albany, NY               NY, CT, VT
Albuquerque, NM          NM, CO, TX
Atlanta, GA              GA, AL
Baltimore, MD            MD, PA, VA, WV
Beaumont, TX             TX
Birmingham, AL           AL, MS
Boise, ID                ID, MT
Charlotte, NC            NC, SC, VA, TN
Chattanooga, TN          AL, GA, TN
Chicago, IL              IL, IN, WI
Cincinnati, OH           KY, IN, OH, WV
Cleveland, OH            OH
Columbia, SC             SC, GA
Dallas, TX               TX, OK
Davenport, IA            IA, IL
Deerfield Beach, FL      FL
Denver, CO               CO, NM, WY
Detroit, MI              MI
Honolulu, HI             HI
Houston, TX              TX, OK
Indianapolis, IN         IN, IL
Jackson, MS              MS, LA
Jacksonville, FL         FL, GA, SC
Kansas City, KS          IL, IA, KS, MO
Knoxville, TN            KY, NC, TN
Lafayette, LA            LA
Las Vegas, NV            AZ, NV, UT
Little Rock, AR          TX, AR
Long Island, NY          MA, NJ, NY
Los Angeles, CA (North)  CA
Los Angeles, CA (South)  CA

SERVICE CENTER LOCATION      STATES SERVICED
-----------------------  ------------------------
Louisville, KY           IN, KY
Lubbock, TX              TX
Memphis, TN              AR, MS, TN
Milwaukee, WI            WI
Minneapolis, MN          IA, MN, MT, ND, SD, WI
Mobile, AL               AL, FL, MS
Nashville, TN            IL, KY, TN
New Orleans, LA          LA, MS, TX
Norfolk, VA              NC, VA, WV
Omaha, NE                CO, NE, IA, WY
Orlando, FL              FL
Philadelphia, PA         DE, NJ, NY, PA
Phoenix, AZ              AZ
Pittsburgh, PA           PA, WV, MD, OH, NY
Portland, OR             CA, OR, WA
Raleigh, NC              NC, VA
Richmond, VA             VA
Roanoke, VA              TN, VA
Rochester, NY            NY
Salt Lake City, UT       CO, NV, UT
San Antonio, TX          TX
San Diego, CA            CA
San Francisco, CA        CA
Seattle, WA              WA, AK
St. Louis, MO            IL, MO
St. Petersburg, FL       FL
Tallahassee, FL          AL, FL, GA
Tulsa, OK                AK, OK, MO
Union, NJ                NJ, NY
Wareham, MA              RI, CT, ME, MA, NH

IMAGING DIVISION

SERVICE CENTER LOCATION      STATES SERVICED
-----------------------  ------------------------
Atlanta, GA              GA
Birmingham, AL           AL, MS
Charlotte, NC            NC
Columbia, SC             SC, GA
Pompano Beach, FL        FL
Jacksonville, FL         FL, GA
Gainesville, FL          FL
Memphis, TN (1)          AR, KY, TN

SERVICE CENTER LOCATION      STATES SERVICED
-----------------------  ------------------------
Mobile, AL               AL, FL, MS
Nashville, TN(1)         KY, TN
Raleigh, NC              NC, VA
Richmond, VA             VA
Roanoke, VA              TN, VA, WV
Tallahassee, FL          FL, GA
Savannah, GA             FL, GA, SC
Winston Salem, NC        NC, VA

EUROPEAN OPERATIONS

SERVICE CENTER LOCATION      COUNTRY SERVICED
-----------------------  ------------------------
Leuven, Belgium          Belgium, France, Germany

SERVICE CENTER LOCATION      COUNTRY SERVICED
-----------------------  ------------------------
Dusseldorf, Germany      Germany
Utrecht, Netherlands(1)  Netherlands

---------------

(1) Acquired subsequent to March 28, 1997.

     In the aggregate, the Company's service centers consist of approximately 875,000 square feet, of which all is leased, with the exception of the locations in Leuven, Belgium and Beaumont, Texas, under lease agreements with expiration dates ranging from 1995 to 2001. The Company's service centers range in size from 4,800 square feet to 51,000 square feet.

     The corporate offices of PSS consist of approximately 50,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. The lease for this space expires in April 2002.

     At March 28, 1997, the Company's facilities provided adequate space for the Company's operations. Throughout the Company's history of growth, the Company has been able to secure the required facilities.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
MATTERS

     Shares of the Company's Common Stock are quoted on the NASDAQ National Market under the ticker symbol "PSSI". The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company's Common Stock during the periods indicated:

QUARTER ENDED                                                 HIGH     LOW
-------------                                                 -----   -----
June 30, 1994(1)............................................   5.08    4.42
September 30, 1994..........................................   6.00    5.08
December 31, 1994...........................................   6.08    5.04
March 30, 1995..............................................  10.67    5.58
June 30, 1995...............................................  13.83   10.33
September 30, 1995..........................................  18.67   13.50
December 31, 1995...........................................  28.50   13.92
March 29, 1996..............................................  30.75   21.00
June 30, 1996...............................................  33.00   22.75
September 30, 1996..........................................  25.63   15.00
December 31, 1996...........................................  26.88   13.75
March 28, 1997..............................................  19.75   13.00

---------------

(1) Represents trading of the Company's Common Stock from May 5, 1994 to June 30, 1994. The registration of the Company's Common Stock was effective May 4, 1994 with the first day of public trading commencing on May 5, 1994 at an initial public offering price of $3.67 per share.

     As of March 28, 1997, there were 1,109 holders of record and approximately 9,000 beneficial holders of the Company's Common Stock.

     Since inception, the Company has neither declared nor paid cash dividends on the Common Stock. PSS expects that earnings will be retained for the growth and development of the Company's business. Accordingly, PSS does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future. An imaging division company paid distributions to S-corporation shareholders in the amounts of $516,000, $455,000, and $1,100,000 during fiscal years 1995, 1996, and 1997, respectively, prior to the acquisition by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company for fiscal years 1994 through 1997 have been derived from the Company's audited Consolidated Financial Statements which give retroactive effect to the merger with Taylor and X-ray GA. The selected financial data of the Company for fiscal year 1993 has been derived from the Company's unaudited consolidated financial statements which give retroactive effect to the merger with Taylor and X-ray GA.

                                                               FISCAL YEAR ENDED
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...................................  $691,020   $529,024   $413,301   $351,203   $268,473
Gross profit................................   188,116    149,664    119,613    105,968     83,294
Selling and G&A expenses....................   173,113    130,966    111,492     99,147     78,961
Restructuring charges(1)....................        --         --      4,389        308        303
Merger costs and expenses(2)................    12,128     15,732         --         --         --
Net income (loss) before extraordinary
  item......................................     4,373      1,339       (847)     1,487        692
Extraordinary loss, net of tax(3)...........        --         --         --        327         --
Net income (loss)...........................  $  4,373   $  1,339   $   (847)  $  1,160   $    692
                                              ========   ========   ========   ========   ========
Net income (loss) before extraordinary item
  per share.................................  $   0.12   $   0.04   $  (0.04)  $   0.08   $   0.04
Extraordinary loss per share, net of tax....        --         --         --   $  (0.02)        --
                                              --------   --------   --------   --------   --------
Net income (loss) per share.................  $   0.12   $   0.04   $  (0.04)  $   0.06   $   0.04
                                              ========   ========   ========   ========   ========
Unaudited pro forma net income including pro
  forma tax adjustment on pooled
  S-corporation income and excluding merger
  costs and expenses, restructuring charges,
  and 1997 other operating
  charges(1)(2)(5)..........................  $ 15,078   $ 12,307   $  2,018   $  1,276   $    878
                                              ========   ========   ========   ========   ========
Unaudited pro forma net income per share
  including pro forma tax adjustment on
  pooled S-corporation income and excluding
  merger costs and expenses, restructuring
  charges, and 1997 other operating
  charges(1)(2)(5)..........................  $   0.41   $   0.39   $   0.08   $   0.07   $   0.05
                                              ========   ========   ========   ========   ========
Weighted average shares outstanding(4)......    36,501     31,454     23,762     17,772     16,731
                                              ========   ========   ========   ========   ========
BALANCE SHEET DATA:
Working capital.............................  $165,454   $172,696   $ 53,626   $ 46,148   $ 37,777
Total assets................................   298,286    278,958    134,426    125,545     93,962
Long-term liabilities.......................     5,194      4,132     33,869     55,026     42,901
Total shareholders' equity..................   205,600    199,550     46,326     23,588     18,897
Service centers(6)..........................        77         65         55         46         41

---------------

(1) The fiscal 1995 restructuring charge of $4,389 reflects Taylor management's assessment of the under-realization of future benefits related to certain intangible assets. The fiscal 1994 restructuring charge of $308 resulted from Taylor's consolidation of an acquisition. The fiscal 1993 restructuring charge of $303 resulted from Taylor management's writedown of capitalized software costs.
(2) Merger costs and expenses reflect direct merger expenses incurred in connection with mergers accounted for as poolings-of-interests.
(3) The extraordinary item in fiscal 1994 resulted from early extinguishment of debt by Taylor.
(4) Adjusted to give effect to a three-for-one stock split in fiscal year 1996.
(5) Fiscal 1997 other operating charges represent write-offs of inventory of $4,090 and accounts receivable of $500 at branches involved in mergers.
(6) Fiscal years 1993 through 1995 exclude Taylor service centers and the imaging division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMPANY OVERVIEW

     Physician Sales & Service, Inc. (the "Company" or "PSS") is a leading distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians. PSS currently operates 61 physician office medical supply distribution ("core business") service centers distributing to approximately 103,000 physician office sites in all 50 states. The Company's primary market is the approximately 399,000 physicians who practice medicine in approximately 198,000 office sites throughout the United States.

     PSS believes that in purchasing medical products, the physician's office staff primarily is interested in a professional relationship with the distributor's sales representative and in service, product quality and price. These customer preferences primarily are due to the critical role such products play in the day-to-day operation of physicians' practices, the lack of storage space in their offices and, as a result, the importance of receiving supplies in a timely manner. PSS believes it is the only national distributor providing same-day delivery service to physicians' offices on a regular basis and focusing exclusively on physicians.

     According to industry estimates, the medical supply and equipment segment of the health care industry represents a $30.2 billion market, of which $6.6 billion represents the primary care and other office-based physicians. The medical supply and equipment industry is estimated to be growing at an annual rate of 6% to 8%. PSS has historically grown faster than the overall market. The Company estimates that approximately 300 companies supply medical products to the office-based physician sector.

     In addition, the Company distributes medical diagnostic imaging supplies, chemicals, equipment and service to the acute care and alternate care market in nine southeastern states. The Company currently operates 16 imaging service centers through its new subsidiary, Diagnostic Imaging, Inc. ("DI" or "imaging division"). The Company is in the process of developing a separate information system for DI which will include the current ICON(SM) and CustomerLink systems. A primary company objective is to pursue acquisition opportunities within the radiology and imaging distribution market in order to gain market share and expand the product offerings to the physician office market currently serviced by PSS and the acute care market currently serviced by DI.

     The Company also distributes medical supplies and equipment in Belgium, France, Germany, and the Netherlands through its WorldMed International, Inc. subsidiary. The Company currently has three service centers ("European operations") in Europe distributing to the acute and alternate care markets.

     The Company's primary objectives are to be capable of servicing the medical equipment and supply needs of every office-based physician in the United States, to create a national diagnostic imaging distribution company, and to expand its presence in the European medical equipment and supply market. To achieve these objectives and increase profitability, the Company intends to (i) continue to acquire core business medical supply and equipment distributors, especially in existing markets where it can leverage its distribution infrastructure and gain market share, (ii) acquire diagnostic imaging distributors to expand its geographic coverage and leverage its existing infrastructure, (iii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing and a broad product line, including sophisticated diagnostic equipment, (iv) expand operating margins, (v) open new service centers in selected markets where acquisition opportunities are not available, and (vi) invest in sophisticated information systems that bring efficiency to the Company and its subsidiaries.

COMPANY GROWTH

     Since its inception in 1983, the Company has achieved significant growth in the number of service center locations, geographic area of operation, net sales, and profitability. During the fiscal years 1992 through 1997, the Company and its subsidiaries' net sales, excluding the retroactive effect of the mergers with Taylor and X-ray GA, grew at a compound annual rate of approximately 49%, and giving retroactive effect of the mergers with Taylor and X-ray GA, the Company's net sales grew at a compound annual rate of approximately 27%. The number of company service centers has grown from 2 at the end of fiscal 1984 to 80 currently, including 61 core business service centers, 16 imaging division services centers and 3 European operation service centers.

In order of priority, the Company's growth has been accomplished through (i) acquiring regional and local core business medical supply and equipment distributors, (ii) acquiring local and regional diagnostic imaging equipment and supply distributors, (iii) increasing sales from existing service centers, and
(iv) opening start-up core business service centers.

     The following table depicts the number of core business service centers opened and acquired by the Company for the period indicated. The table excludes the three European service centers acquired during fiscal year 1997, two of which were merged and one European service center acquired subsequent to fiscal year 1997. The table also excludes the 16 imaging division service centers. Refer to Item 2. Properties for a list of the core business, imaging division, and European operations service centers.

                                                                       FISCAL YEAR(1)
                                                              --------------------------------
                                                              1993   1994   1995   1996   1997
                                                              ----   ----   ----   ----   ----
Centers at beginning of year................................   29     40     45     54     64
Newly opened centers(2).....................................    8      1      5      4      0
Acquired centers(3).........................................    3      4      4     16      6
Centers merged(3)...........................................    0      0      0    (10)    (9)
                                                               --     --     --    ---     --
Centers at end of year......................................   40     45     54     64     61

---------------

(1) Fiscal years 1993 through 1995 exclude Taylor service centers.
(2) Does not include two service centers that were opened but subsequently combined with existing service centers in fiscal year 1993.
(3) Includes centers of acquired companies with multiple center locations which were merged into existing company service centers and into which existing customer service centers were merged in fiscal 1996 and 1997.

     Of the Company's 61 core business service centers, 31 were opened as start-ups and 30 resulted from acquisitions. A significant portion of the Company's growth occurred with the merger of Taylor in fiscal 1996. In connection with the integration of Taylor into PSS, the Company closed or merged into existing PSS service centers the majority of the Taylor locations. Additionally, the Company merged eight PSS service centers into the eight remaining Taylor locations and established two additional service centers.

SALES GROWTH AND MIX

     In addition to the opening of new service centers and the acquisition of local medical supply and equipment distributors, PSS sales growth is largely attributable to high levels of same center sales growth. PSS quantifies same center sales by aggregating the sales for service centers which have been in operation for at least two consecutive 12-month periods.

     The following table sets forth the same center sales growth of the core business for the periods indicated:

                                                              FISCAL YEAR ENDED
                                                 -------------------------------------------
                                                 1993(1)   1994(1)   1995(1)   1996    1997
                                                 -------   -------   -------   -----   -----
Number of centers per period...................      25        29        40       45      53
Same center sales growth.......................    18.5%     27.7%     23.3%    26.8%   18.2%

---------------

(1) Excludes Taylor centers.

     This same center sales growth has been accomplished by (i) focusing on diagnostic equipment which produces residual sales of reagents, (ii) productivity gains of its maturing sales force, (iii) pursuing customer reach and penetration, and (iv) accessing new products not previously distributed.

     PSS has grown the number of its core business sales representatives from 203 in fiscal 1991 to over 720 in fiscal 1997. The Company's sales representatives focus on a consultative and comprehensive sales approach with an emphasis on sophisticated diagnostic products. The Company invested approximately $2.6 million in the training and development of its sales representatives and management in fiscal 1997.

     The following table sets forth information regarding the Company's core business net sales mix and gross profit percentages by significant product category for the periods indicated:

                                                               FISCAL YEAR ENDED
                                                         ------------------------------
                                                           1997       1996       1995
                                                         --------   --------   --------
NET SALES:
  Core business
     Supplies..........................................  $404,859   $297,058   $151,588
     Equipment.........................................   125,994     76,144     51,127
     Pharmaceuticals...................................    66,427     43,708     29,836
     Other.............................................     4,030      3,845      3,637
     Taylor............................................        --     62,539    130,097
                                                         --------   --------   --------
          Core business total..........................  $601,310   $483,294   $366,285
  Imaging division.....................................    74,003     45,730     47,016
  European operations..................................    15,707         --         --
                                                         --------   --------   --------
          Company total................................  $691,020   $529,024   $413,301
                                                         ========   ========   ========
PERCENTAGE OF NET SALES (CORE BUSINESS)(1):
     Supplies..........................................      67.3%      70.6%      64.2%
     Equipment.........................................      21.0       18.1       21.7
     Pharmaceuticals...................................      11.0       10.4       12.6
     Other.............................................       0.7        0.9        1.5
                                                         --------   --------   --------
          Total........................................     100.0%     100.0%     100.0%
                                                         ========   ========   ========
GROSS PROFIT PERCENTAGE(2):
  Core business
     Supplies..........................................      29.8%      30.8%      33.3%
     Equipment.........................................      24.8       25.3       26.8
     Pharmaceuticals...................................      27.4       27.0       26.6
     Other.............................................      37.9       32.3       28.2
     Taylor............................................        --       29.4       30.5
          Core business weighted average...............      28.6       29.4       30.8
  Imaging division.....................................      19.1       16.9       14.2
  European operations..................................      40.7         --         --
          Company weighted average.....................      27.8%      28.3%      28.9%

---------------

(1) Excludes Taylor net sales by category for period April 1, 1994 through September 30, 1995. The Company began tracking combined net sales by category beginning October 1, 1995.
(2) Excludes fiscal 1997 operating write-offs of inventory of branches involved in mergers of approximately $4.1 million.

     The Company recently completed the second year of a Distributorship Agreement (the "Abbott Agreement") with Abbott Laboratories providing for the exclusive distribution of certain Abbott diagnostic products. Gross profits for Abbott product sales converted to PSS are generally substantially less than standard PSS margins. The average gross profit on sales of Abbott products by the Company's core business was 22.2% and 18.0% for fiscal 1997 and 1996, respectively. Gross profits on these products have gradually improved over the term of the relationship. PSS and Abbott are currently negotiating fiscal 1998 performance goals and related acquisition cost of product.

     The Company has focused on a comprehensive and consultative sales approach with an emphasis on diagnostic products, which includes sophisticated diagnostic equipment and supplies related to the use of such equipment. As a result, the Company has been able to expand and increase its diagnostic products sales in periods of uncertainty in the health care market. Additionally, as manufacturers search for means to reduce sales and marketing expenses, PSS has used its expertise and market reach to distribute products to physicians as evidenced by the increase in total sales dollars of diagnostic equipment and pharmaceuticals.

     PSS distributes in the core business selected items from substantially all major product lines of medical supplies and equipment. PSS currently sells a broad range of medical supplies which include over 35,000 stock keeping units, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, chlamydia, H-Pylori, and bladder cancer.

     The Company's core business equipment lines include blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, exam tables and furniture, electrocardiograph monitors, cardiac stress systems, holter monitors, flexible sigmoidoscopy scopes, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has increased recently, reflecting in part, technological advances which enable increasingly sophisticated diagnostic tests to be performed in the physician's office. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally require the ongoing reordering of disposable diagnostic reagents which generally yield higher margins.

     The Abbott Agreement has positioned PSS as the sole distributor for the CELL DYN(R) 1400, 1600 and 1700 hematology products, Abbott Vision(R) products, IMx(R) products, and the Abbott Testpack(R) line of rapid tests sold to physician offices with 24 or less physicians per geographic location.

     The Company's pharmaceutical sales include vaccines, injectables and ointments. As a result of the changing dynamics in the pharmaceutical industry, particularly the reduction in sales force for physicians' offices, pharmaceutical manufacturers are increasingly seeking alternative means of distribution. The Company believes that its consultative sales approach and its emphasis on training have allowed PSS to be highly effective in selling pharmaceuticals to the physician office market.

     PSS has implemented a new Penny Saver product line. The Penny Saver products represent the most frequently used products by PSS customers. This product line will provide customers a choice between name brand products and the Penny Saver quality, low price alternatives. Currently, the Company has over 250 products under the Penny Saver label.

     PSS plans to continue to focus on providing products and services to the primary care physician market whether the physician is a single practitioner or a member of a large group practice. In that effort, PSS developed Network Plus(SM), a comprehensive savings plan for physicians in which PSS offers special group purchasing contract pricing and provides periodic cost analyses to help manage the supply needs of each physician. Under this program, when a physician office guarantees at least 80% of its purchase volume to PSS, the Company will guarantee the lowest purchase prices on certain products as well as certain service guarantees. In addition to this program, the Company has recently signed distribution agreements with several national and regional integrated and managed care groups.

     The Company recently entered into four separate exclusive distribution agreements for certain products manufactured by Siemens Medical Systems, Inc., Hologic, Inc., Bard Diagnostic Sciences, Inc. and Tanita Corporation of America, Inc. These strategic alliances should continue to broaden the Company's product offerings to both the core business and imaging division customers.

IMAGING DIVISION

     The Company's imaging division distributes over 3,500 medical diagnostic imaging supplies, chemicals and equipment to the acute care and alternate care market. This division began operations in November 1996 with the acquisition of 8 service centers, 24 sales representatives and 75 field service engineers. Currently, the imaging division provides service to approximately 6,000 acute and alternate site customers through 16 service centers, 60 sales representatives and 160 field service engineers. The field service engineers service products ranging from processors to radiographic equipment.

     The Company's objective for the imaging division this year is to (i) continue geographic expansion with acquisitions of local and regional imaging distributors to leverage existing infrastructure, (ii) develop and implement a separate hardware and software system for the division utilizing the core business' ICON(SM) and CustomerLink systems, (iii) expand the products and services currently provided, (iv) implement same day delivery, and (v) develop a university training program specifically tailored for the division.

     The following is management's discussion and analysis of certain additional factors which have affected the Company's financial position and operating results during fiscal years 1997, 1996 and 1995, giving retroactive effect to the mergers with Taylor and X-ray GA.

RESULTS OF OPERATIONS

     The table below sets forth for each of the fiscal years 1995 through 1997 certain financial information. The following financial information gives retroactive effect to the mergers with Taylor and X-ray GA.

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Income Statement Data:
  Net sales.................................................  $691,020   $529,024   $413,301
  Gross profit..............................................   188,116    149,664    119,613
  Selling and G&A expenses..................................   173,113    130,966    111,492
  Restructuring charges(1)..................................        --         --      4,389
  Merger costs and expenses(2)..............................    12,128     15,732         --
  Net income (loss).........................................     4,373      1,339       (847)
  Net income (loss) per share...............................      0.12       0.04      (0.04)
  Unaudited pro forma net income, including pro forma tax
     adjustment on pooled S-corporation income and excluding
     merger costs and expenses, restructuring charges, and
     1997 other operating charges(3)........................    15,078     12,307      2,018
  Unaudited pro forma net income per share, including pro
     forma tax adjustment on pooled S-corporation income and
     excluding merger costs and expenses, restructuring
     charges, and 1997 other operating charges(3)...........  $   0.41   $   0.39   $   0.08
  Weighted average shares outstanding(4)....................    36,501     31,454     23,762

---------------

(1) The fiscal 1995 restructuring charge of $4,389 reflects Taylor management's assessment of the under-realization of future benefits related to certain intangible assets.
(2) Merger costs and expenses reflect direct merger expenses incurred in connection with mergers accounted for as poolings-of-interests.
(3) Fiscal 1997 other operating charges represent write-offs of inventory of $4,090 and accounts receivable of $500 at branches involved in mergers.
(4) Adjusted to give effect to a three-for-one stock split in fiscal 1996.

  Fiscal Year Ended March 28, 1997 Versus Fiscal Year Ended March 29, 1996

     Net Sales. Net sales increased $162.0 million to $691.0 million, or 30.6% for the fiscal year ended 1997 compared to fiscal year 1996 sales of $529.0 million. The increase in net sales was attributable to (i) internal sales growth of centers operating at least two years, (ii) the Company's focus on diagnostic equipment sales, (iii) incremental sales generated in connection with the Abbott Agreement, (iv) net sales of core business centers and European operations acquired during fiscal 1997, and (v) sales from the acquisitions of the imaging companies during fiscal 1997. The net sales increase was slowed by the Company's efforts in the last six months of fiscal 1997 to reduce low gross margin sales.

     Core business same store sales growth approximated 18% for fiscal year 1997. Fiscal 1997 sales resulting from the acquisitions of the imaging division totaled $74.0 million, an increase of $28.3 million over the fiscal

1996 X-ray GA revenues. Net sales of the imaging division totaled $33.2 million for the three months ended March 28, 1997. Fiscal 1997 sales resulting from the acquisition of two core business medical supply companies and three European medical supply companies totaled approximately $25.5 million and $15.7 million, respectively.

     Gross Profit. Gross profit increased $38.5 million, or 25.7%, for the fiscal year ended 1997 compared to the fiscal year ended 1996. The increase in gross profit dollars is attributable to the sales growth described above. Gross profit as a percentage of net sales was 27.2% and 28.3% for the fiscal years ended 1997 and 1996, respectively. The decrease in gross profit percentage was attributable to (i) the write-off of inventory related to centers involved in mergers, (ii) lower gross profit as a percent of sales of the imaging division and (iii) the continued penetration by the Company's core business into larger physician group practices that require more competitive pricing but entail lower selling and servicing costs.

     Also impacting gross profits are vendor performance incentives earned by PSS through the achievement of certain predetermined company purchase and sales levels. These performance incentives totaled $3.1 million and $6.4 million for the fiscal years ended 1997 and 1996, respectively. Although the Company plans and expects to continue to negotiate vendor performance incentives, there is no assurance that vendor performance incentives will continue to positively impact gross profit at the historical levels.

     General and Administrative Expenses. General and administrative expenses increased $27.8 million, or 33.7%, for the fiscal year ended 1997 compared to the fiscal year ended 1996. General and administrative expenses as a percentage of net sales, increased to 16.0% for the fiscal year ended 1997 from 15.6% for the fiscal year ended 1996. The increase in general and administrative expenses as a percentage of net sales was a result of operating costs associated with transitioning merged and acquired operations offset by the continued leveraging of fixed cost of mature service center operations.

     Selling expenses. Selling expenses increased $14.4 million, or 29.6%, for the fiscal year ended 1997 compared to the fiscal year ended 1996 as a result of an increase in net sales. Selling expense as a percentage of net sales was 9.1% and 9.2% for fiscal years 1997 and 1996, respectively. The decrease in selling expense as a percentage of net sales is due to leveraging of existing service centers' fixed selling expenses, such as salaries paid to sales representatives during the conversion period from a guaranteed salary to a commission compensation arrangement and the leveraging of sales management salaries. The decrease in selling expenses as a percentage of net sales is also due to the variable commission plan of the Company, which pays commissions based on gross profit as a percentage of net sales.

     Merger Costs and Expenses. During fiscal 1997, the Company recorded merger costs and expenses of $12.1 million incurred in connection with mergers accounted for as poolings. Such costs include direct merger costs consisting primarily of investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel.

     Operating Income. Operating income decreased $0.1 million, or 3.1%, for the fiscal year ended 1997 compared to the fiscal year ended 1996. As a percentage of net sales, operating income for the fiscal year 1997 decreased to 0.4% from 0.6% for the fiscal year ended 1996 primarily due to operating costs and asset write-offs associated with transitioning merged and acquired operations. On a pro forma basis, excluding the effect of merger costs and expenses and 1997 other operating charges for write-offs of inventory of $4.1 million and receivables of $0.5 million at branches involved in mergers, operating income for the fiscal year ended 1997 increased to $19.6 million from $18.7 million for the fiscal year ended 1996.

     Interest Expense. Interest expense for the fiscal year ended 1997 decreased approximately $2.7 million, or 89.4%, compared to the fiscal year ended 1996. Interest expense decreased due to the use of the net proceeds from an equity offering during the three months ended December 31, 1995 to repay all outstanding debt other than capital lease obligations. Interest expense for fiscal 1997 represents interest expense from the accounting restatement for the operations of X-ray GA.

     Interest and Investment Income. Interest and investment income for the fiscal year ended 1997 increased approximately $1.2 million, or 104.0%, compared to the fiscal year ended 1996. The Company earned interest income of $1.9 million in 1997 from the short-term investment of the remaining net proceeds from the equity offering in fiscal 1996 and recorded an unrealized gain of $0.5 million on equity securities.

     Other Income. Other income decreased approximately $0.05 million, or 3.0%, for the fiscal year ended 1997 compared to the fiscal year ended 1996.

     Provision for Income Taxes. Provision for income taxes increased $0.8 million, or 60.1%, for the fiscal year ended 1997 compared to the fiscal year ended 1996 due to higher pretax income of $6.5 million in fiscal 1997 compared to $2.7 million in fiscal 1996 as a result of the factors discussed above, higher nontaxable investment income of $0.7 million in fiscal 1997 compared to $0.2 million in fiscal 1996 and lower nondeductible merger costs and expenses of $0.7 million in 1997 compared to $2.2 million in 1996. The effective income tax rate was 32.7% in 1997 primarily due to an income tax benefit resulting from a reduction in the deferred tax asset valuation allowance of $0.9 million.

     Net Income. Net income increased $3.0 million, or 226.6%, for the fiscal year ended 1997 compared to the fiscal year ended 1996 for the reasons discussed above. As a percentage of net sales, net income increased for the fiscal year ended 1997 to 0.6% from net income of 0.3% for the fiscal year ended 1996. On a pro forma basis, including a pro forma tax adjustment on pooled S-corporation income and excluding the effect of merger costs and expenses and 1997 other operating charges for write-offs of inventory of $4.1 million and receivables of $0.5 million at branches involved in mergers, pro forma net income would have increased 22.8% to $15.1 million for the fiscal year ended 1997 compared to $12.3 million for the fiscal year ended 1996.

  Fiscal Year Ended March 29, 1996 Versus Fiscal Year Ended March 30, 1995

     Net Sales. Net sales increased $115.7 million to $529.0 million, or 28.0%, for the fiscal year ended 1996 compared to fiscal year 1995 sales of $413.3 million. The increase in net sales was attributable to (i) internal sales growth of centers operating at least two years, (ii) incremental sales generated in connection with the Abbott Agreement, (iii) net sales of centers acquired during fiscal 1996, and (iv) net sales of fiscal year 1996 company start-up service centers.

     Core business same store sales growth approximated 27% for fiscal year 1996. The first year performance goals as set forth in the Abbott Agreement were met with PSS realizing approximately $55.0 million in incremental net sales of Abbott products during fiscal year 1996. Excluding Taylor and X-ray GA, Company acquisitions and start-ups added to the growth in fiscal year 1996, with approximately $14.5 million of net sales resulting from the acquisition of nine local and regional medical suppliers and $9.2 million of net sales generated by four company start-ups, one of which was merged into an acquired Taylor location during fiscal year 1996.

     Gross Profit. Gross profit increased $30.1 million, or 25.1%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. The increase in gross profit dollars is attributable to the sales growth described above. Gross profit as a percentage of net sales was 28.3% and 28.9% for the fiscal years ended 1996 and 1995, respectively. The decrease in gross profit percentage as a percentage of net sales is attributable to the penetration by the Company's core business into larger physician group practices that require more competitive pricing but entail lower selling and servicing costs. The decrease in gross profit percentage is also attributable to lower margins on diagnostic products distributed under the Abbott Agreement. Margins under the Abbott Agreement are scheduled to increase annually based on achievement by the Company of certain performance goals as stipulated therein.

     For the fiscal year ended 1996, the Company sold approximately $75 million of Abbott products with a gross profit percentage of 18.0%. Also the Company's gross profits include first year reimbursements by Abbott for gross profit on direct sales by Abbott to PSS customers as set forth in the Abbott Agreement. These reimbursements totaled $1.7 million during fiscal year 1996, effectively raising gross profit by 0.4%. The Abbott sales, net of reimbursements, negatively impacted the Company's gross profit percentage by 1.7%.

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

     General and Administrative Expenses. General and administrative expenses increased $12.4 million, or 17.6%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. General and administrative expenses as a percentage of net sales, however, decreased to 15.6% for the fiscal year ended 1996 from 17.0% for the fiscal year ended 1995. The decrease in general and administrative expenses as a percentage of net sales was a result of (i) improved leveraging by PSS of its existing core business service centers' fixed general and administrative expenses through increased sales volume; (ii) reduced overhead from the sale of assets by Taylor in fiscal 1995 and decreased depreciation expense associated with the assets sold; and (iii) reduced amortization relating to intangible assets written off by Taylor during fiscal 1995. The decrease in general and administrative expenses as a percentage of net sales was accomplished despite the additional overhead costs associated with the implementation of the Abbott product line and the acquisition and start-up of new core business service centers.

     Selling expenses. Selling expenses increased $7.1 million, or 17.2%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. Selling expense as a percentage of net sales was 9.2% and 10.0% for fiscal years 1996 and 1995, respectively. The decrease in selling expense as a percentage of net sales is due to improved leveraging of existing core business service centers' fixed selling expenses, such as salaries paid to sales representatives during the conversion period from a guaranteed salary to a commission compensation arrangement and the leveraging of sales management salaries. The decrease in selling expenses as a percentage of net sales is also due to the variable commission plan of the Company which pays a lower commission on Abbott products due to the lower gross profit as a percentage of net sales on those products.

     Merger Costs and Expenses. During fiscal 1996, the Company recorded merger costs and expenses of $15.7 million associated with the merger of PSS and Taylor and the other immaterial poolings. Such costs include direct merger costs consisting primarily of investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel.

     Operating Income. Operating income decreased $0.8 million, or 20.5%, for the fiscal year ended 1996 compared to 1995. As a percentage of net sales, operating income for the fiscal year 1996 decreased to 0.6% from 0.9% for the fiscal year ended 1995. The decrease in operating income is the result of the merger costs and expenses of $15.7 million related to the Taylor merger during fiscal 1996. On a pro forma basis, excluding the effect of merger costs and expenses incurred in fiscal year 1996 and the restructuring charge incurred in fiscal year 1995, operating income for the fiscal year ended 1996 increased 130.9% to $18.7 million from $8.1 million for the fiscal year ended 1995 due to the factors discussed above.

     Interest Expense. Interest expense for the fiscal year ended 1996 decreased approximately $1.0 million, or 24.5%, compared to the fiscal year ended 1995. Interest expense decreased as a result of the decrease in average indebtedness and the refinancing at a more favorable rate of Taylor debt assumed by PSS. The decrease in average indebtedness for fiscal year 1996 compared to fiscal year 1995 is due to the use of the net proceeds from the secondary offering of common stock of approximately $58.2 million of the total net proceeds of $142.9 million to repay all outstanding debt, other than capital lease obligations, on November 20, 1995.

     Interest Income. The Company earned interest income of $1.2 million from the short-term investment of the remaining net proceeds from the secondary offering in fiscal 1996.

     Other Income. Other income decreased approximately $0.3 million, or 16.9%, for the fiscal year ended 1996 compared to the fiscal year ended 1995. Other income decreased due to a net gain on sale of assets by Taylor recorded during fiscal 1995 of approximately $0.9 million. Excluding the gain, other income would have increased approximately $0.6 million primarily due to the increase in finance charge income on customer accounts.

     Provision for Income Taxes. Provision for income taxes decreased $1.1 million, or 45.3%, for the fiscal year ended 1996 compared to the fiscal year ended 1995 due to a tax adjustment for the utilization of Taylor net operating losses and a change in the valuation allowance. Net tax adjustments resulted in a decrease in net income of $0.4 million.

     Net Income. Net income increased $2.2 million, or 258.1%, for the fiscal year ended 1996 compared to the fiscal year ended 1995 for the reasons discussed above. As a percentage of net sales, net income increased for the fiscal year ended 1996 to 0.3% from the net loss of 0.2% for the fiscal year ended 1995. Excluding the effect of merger costs and expenses in fiscal year 1996 and the restructuring charge in fiscal year 1995, pro forma net income would have increased 515.0% to $12.3 million for the fiscal year ended 1996 compared to $2.0 million for the fiscal year ended 1995. The increase in pro forma net income is primarily attributable to the increasing profitability of maturing core business centers and the leveraging of fixed costs through sales growth.

QUARTERLY RESULTS (UNAUDITED)

     The following tables present summarized unaudited quarterly results of operations for the Company for fiscal years 1997 and 1996, giving retroactive effect to the mergers with Taylor and X-ray GA. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of acquisitions of service centers, the timing of the opening of start-up service centers, and changes in physicians' buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                           SUMMARY QUARTERLY RESULTS

                                                     FISCAL YEAR 1997                            FISCAL YEAR 1996
                                         -----------------------------------------   -----------------------------------------
                                          FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                         QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (IN THOUSANDS)
Net sales..............................  $151,568   $172,359   $179,612   $187,481   $116,082   $132,040   $137,600   $143,302
Gross profit...........................    41,835     46,768     51,054     48,459     33,575     36,093     39,140     40,856
Merger costs and expenses..............     6,934         --        317      4,877         --     12,095      3,484        153
Net income (loss)......................  $ (1,540)  $  4,152   $  4,465   $ (2,704)  $  1,317   $ (7,180)  $  1,318   $  5,884
                                         ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) per share............  $  (0.04)  $   0.11   $   0.12   $  (0.07)  $   0.04   $  (0.23)  $   0.04   $   0.16
                                         ========   ========   ========   ========   ========   ========   ========   ========
Pro forma net income (loss), excluding
  merger costs and expenses............  $  3,135   $  4,105   $  4,652   $    732   $  1,317   $  2,052   $  3,366   $  6,011
                                         ========   ========   ========   ========   ========   ========   ========   ========
Pro forma net income (loss) per share,
  excluding merger costs and
  expenses.............................  $   0.09   $   0.11   $   0.13   $   0.02   $   0.04   $   0.07   $   0.11   $   0.16
                                         ========   ========   ========   ========   ========   ========   ========   ========

     The fourth quarter of fiscal year 1997 includes a $4.1 million write-off of inventories at branches involved in mergers, a $1.0 million increase in bad debt expense and a reduction in the deferred tax asset valuation allowance of $0.9 million.

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

     Effective November 13, 1995 the Company completed a secondary offering of
11.5 million shares of common stock at $17 per share, 8.8 million of which were offered by the Company. The Company used approximately $58.2 million of the total net proceeds of $142.9 million to repay debt in fiscal 1996. Management used approximately $50 million in connection with acquisitions of the imaging division, core business, European operations, and general corporate purposes, including capital expenditures during fiscal 1997. Management intends to use the remaining net proceeds of the secondary offering for general corporate purposes, including future acquisitions. The consummation of this transaction, along with the Company's financing arrangements, has provided the Company with resources to continue its strategy of being capable of servicing the medical equipment and supplying the needs of every office-based physician in the United States, to create a national imaging distribution company, and to expand its presence in the European medical equipment and supply market.

     The Company had working capital of $165.5 million and $172.7 million for the fiscal years ended 1997 and 1996, respectively. The decrease in working capital is primarily attributable to the merger costs and expenses paid during fiscal year 1997 and capital expenditures.

     Net cash used in operating activities was $0.2 million, $21.0 million, and $7.4 million in fiscal years 1997, 1996, and 1995, respectively. The net cash used in fiscal 1996 and 1995 operating activities is a result of the increase in accounts receivable and funds utilized to fund the growth in the Company's inventories from start-up service centers, to continue growth in existing service centers, and to implement the consolidation and transition of mergers and acquisitions.

     Net cash used in investing activities was $10.1 million, $30.5 million, and $1.3 million in fiscal years 1997, 1996, and 1995, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures including the use of the net proceeds from sales and maturities of marketable securities.

     Net cash (used in) provided by financing activities was $(26.5) million, $115.8 million, and $8.8 million for fiscal years 1997, 1996, and 1995, respectively. Net cash used in financing activities is the result of the use of a part of the remaining net proceeds of an equity offering in fiscal 1996 to pay off debt assumed through fiscal 1997 acquisitions.

     Accounts receivable, net of allowances, were $119.3 million and $96.1 million at March 28, 1997 and March 29, 1996, respectively. The average days sales outstanding were 56 days and 55 days as of March 28, 1997 and March 29, 1996, respectively. In March 1997, the Company acquired an imaging division company with accounts receivable of $3.3 million. Excluding this increase in accounts receivable, the average days sales outstanding were 55 days as of March 28, 1997.

     Inventories were $67.9 million and $55.8 million as of March 28, 1997 and March 29, 1996, respectively. The Company had inventory turnover of 8.1 times and 8.3 times for the fiscal years ended March 28, 1997 and March 29, 1996, respectively. The increase in inventory resulting from the acquisition described in the above paragraph was $2.5 million. Excluding this increase in inventory, average inventory turnover was 8.3 times as of March 28, 1997.

     The Company has historically been able to finance its liquidity needs for expansion through lines of credit provided by banks and proceeds from the public and private offering of stock. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers. The Company believes that the expected cash flows from operations, bank borrowings, capital markets, and vendor credit will be sufficient to fund its liquidity needs for its existing operations and for service center expansion for at least the next two years. As of March 28, 1997, the Company had no outstanding debt under its credit facility.

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  PAGE
                                                                  ----
    Report of Independent Certified Public Accountants..........   22

    Financial Statements:

         Consolidated Balance Sheets -- March 28, 1997 and March
      29, 1996..................................................   23

         Consolidated Statements of Operations for the Years
      Ended March 28, 1997, March 29, 1996, and March 30,
      1995......................................................   24

         Consolidated Statements of Shareholders' Equity for the
      Years Ended March 28, 1997, March 29, 1996, and March 30,
      1995......................................................   25

         Consolidated Statements of Cash Flows for the Years
      Ended March 28, 1997, March 29, 1996, and March 30,
      1995......................................................   26

         Notes to Consolidated Financial Statements.............   27

    Supplemental Schedule:

         Schedule of Valuation and Qualifying Accounts for the
      Years Ended March 30, 1995, March 29, 1996, and March 28,
      1997......................................................   45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Physician Sales & Service, Inc.:

     We have audited the accompanying consolidated balance sheets of Physician Sales & Service, Inc. (a Florida corporation) and subsidiaries as of March 28, 1997 and March 29, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Physician Sales & Service, Inc. and subsidiaries as of March 28, 1997 and March 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 8, Financial Statements and Supplementary Data, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Jacksonville, Florida
May 27, 1997

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MARCH 28, 1997 AND MARCH 29, 1996

                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 28,740,123   $ 65,566,189
  Marketable securities.....................................    15,045,482     20,767,600
  Accounts receivable, net..................................   119,292,896     96,080,135
  Inventories...............................................    67,895,154     55,755,869
  Prepaid expenses and other................................    21,971,847      9,801,631
                                                              ------------   ------------
          Total current assets..............................   252,945,502    247,971,424
Property and equipment, net.................................    18,811,691     14,764,706
Other Assets:
  Intangibles, net..........................................    21,616,893     13,884,322
  Other.....................................................     4,911,501      2,337,547
                                                              ------------   ------------
          Total assets......................................  $298,285,587   $278,957,999
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 64,063,501   $ 59,307,636
  Accrued expenses..........................................    18,263,097      6,115,973
  Other.....................................................     5,164,751      9,852,159
                                                              ------------   ------------
          Total current liabilities.........................    87,491,349     75,275,768
Long-term debt and capital lease obligations, net of current
  portion...................................................       559,764        583,900
Other.......................................................     4,634,291      3,548,168
                                                              ------------   ------------
          Total liabilities.................................    92,685,404     79,407,836
                                                              ------------   ------------
Commitments and contingencies (Notes 1, 3, 4, 9, 10, 12, and
  13)

Shareholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued and outstanding...........            --             --
  Common stock, $.01 par value; 60,000,000 shares
     authorized, 37,061,615 and 35,122,486 shares issued and
     outstanding at March 28, 1997 and March 29, 1996,
     respectively...........................................       370,616        351,225
  Additional paid-in capital................................   207,509,342    200,193,475
  Accumulated deficit.......................................    (2,372,463)      (994,537)
  Cumulative foreign currency translation adjustment........        92,688             --
                                                              ------------   ------------
          Total shareholders' equity........................   205,600,183    199,550,163
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $298,285,587   $278,957,999
                                                              ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED MARCH 28, 1997, MARCH 29, 1996, AND MARCH 30, 1995

                                                           1997           1996           1995
                                                       ------------   ------------   ------------
Net sales............................................  $691,019,996   $529,023,956   $413,301,365
Cost of goods sold...................................   502,903,993    379,359,624    293,688,246
                                                       ------------   ------------   ------------
          Gross profit...............................   188,116,003    149,664,332    119,613,119
General and administrative expenses..................   110,316,575     82,527,856     70,174,747
Selling expenses.....................................    62,796,860     48,438,162     41,317,526
Restructuring charges................................            --             --      4,388,592
Merger costs and expenses............................    12,128,168     15,731,716             --
                                                       ------------   ------------   ------------
          Income from operations.....................     2,874,400      2,966,598      3,732,254
                                                       ------------   ------------   ------------
Other income (expense):
  Interest expense...................................      (323,826)    (3,068,196)    (4,064,454)
  Interest and investment income.....................     2,406,131      1,179,684             --
  Other income.......................................     1,536,636      1,584,909      1,906,508
                                                       ------------   ------------   ------------
                                                          3,618,941       (303,603)    (2,157,946)
                                                       ------------   ------------   ------------
Income before provision for income taxes.............     6,493,341      2,662,995      1,574,308
Provision for income taxes...........................    (2,120,000)    (1,324,000)    (2,421,000)
                                                       ------------   ------------   ------------
Net income (loss)....................................  $  4,373,341   $  1,338,995   $   (846,692)
                                                       ============   ============   ============
Net income (loss) per common and common equivalent
  share..............................................  $       0.12   $       0.04   $      (0.04)
                                                       ============   ============   ============
Pro forma tax adjustment on pooled S-Corporation
  income.............................................       357,000        438,000         23,000
                                                       ------------   ------------   ------------
Pro forma net income (loss)..........................  $  4,016,341   $    900,995   $   (869,692)
                                                       ============   ============   ============
Pro forma tax adjustment per common and common
  equivalent share on pooled S-Corporation income....  $      (0.01)  $      (0.01)  $         --
                                                       ------------   ------------   ------------
Pro forma net income (loss) per common and common
  equivalent share...................................  $       0.11   $       0.03   $      (0.04)
                                                       ============   ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE YEARS ENDED MARCH 28, 1997, MARCH 29, 1996, AND MARCH 30, 1995

                                                                                        CUMULATIVE
                                                                                          FOREIGN
                                       COMMON STOCK         ADDITIONAL                   CURRENCY
                                   ---------------------     PAID-IN      ACCUMULATED   TRANSLATION
                                     SHARES      AMOUNT      CAPITAL        DEFICIT     ADJUSTMENT       TOTAL
                                   ----------   --------   ------------   -----------   -----------   ------------
Balance at March 31, 1994........  18,053,326   $180,533   $ 25,190,215   $(1,783,144)    $    --     $ 23,587,604
  Issuance of common stock.......   6,718,875     67,189     24,033,753            --          --       24,100,942
  Distributions to former S-
    Corporation shareholders.....          --         --             --      (516,000)         --         (516,000)
  Net loss.......................          --         --             --      (846,692)         --         (846,692)
                                   ----------   --------   ------------   -----------     -------     ------------
Balance at March 30, 1995........  24,772,201    247,722     49,223,968    (3,145,836)         --       46,325,854
  Issuance of common stock.......  10,059,699    100,597    148,274,378            --          --      148,374,975
  Tax benefits related to stock
    option plans.................          --         --      2,687,118            --          --        2,687,118
  Distributions to former S-
    Corporation shareholders.....          --         --             --      (455,000)         --         (455,000)
  Net income.....................          --         --             --     1,338,995          --        1,338,995
  Other poolings.................     290,586      2,906          8,011     1,267,304          --        1,278,221
                                   ----------   --------   ------------   -----------     -------     ------------
Balance at March 29, 1996........  35,122,486    351,225    200,193,475      (994,537)         --      199,550,163
  Issuance of common stock.......     473,987      4,740      2,456,890            --          --        2,461,630
  Tax benefits related to stock
    option plans.................          --         --      1,832,149            --          --        1,832,149
  Distributions to former S-
    Corporation shareholders.....          --         --             --    (1,100,000)         --       (1,100,000)
  Net income.....................          --         --             --     4,373,341          --        4,373,341
  Other poolings.................   1,465,142     14,651      3,026,828    (4,651,267)         --       (1,609,788)
  Cumulative foreign currency
    translation adjustment.......          --         --             --            --      92,688           92,688
                                   ----------   --------   ------------   -----------     -------     ------------
Balance at March 28, 1997........  37,061,615   $370,616   $207,509,342   $(2,372,463)    $92,688     $205,600,183
                                   ==========   ========   ============   ===========     =======     ============

 The accompanying notes are an integral part of these consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED MARCH 28, 1997, MARCH 29, 1996, AND MARCH 30, 1995

                                                         1997           1996            1995
                                                     ------------   -------------   -------------
Cash Flows From Operating Activities:
  Net income (loss)................................  $  4,373,341   $   1,338,995   $    (846,692)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization.................     5,690,393       4,100,775       4,210,805
     Provision for doubtful accounts...............     2,463,000       1,448,000       1,651,000
     Merger costs and expenses.....................     3,433,190       5,435,196              --
     Restructuring charge..........................            --              --       4,388,592
     Benefit for deferred income taxes.............    (4,611,000)       (789,000)             --
     Gain on sale of equipment.....................            --              --        (920,124)
     Employee benefit plan stock contribution......       160,000         120,000          85,175
     Foreign currency translation adjustment.......        92,688              --              --
     Investment income.............................      (520,315)             --              --
     Changes in operating assets and liabilities,
       net of effects from business acquisitions:
       Increase in accounts receivable, net........    (1,831,440)    (24,385,911)     (8,267,662)
       Decrease (increase) in inventories..........     5,712,693     (18,659,894)     (1,670,306)
       (Increase) decrease in prepaid expenses and
          other assets.............................    (6,511,771)     (1,960,718)        128,628
       Increase in other assets....................    (3,162,802)       (960,194)     (1,247,031)
       (Decrease) increase in accounts payable,
          accruals, and other liabilities..........    (5,523,970)     13,331,640      (4,930,187)
                                                     ------------   -------------   -------------
          Net cash used in operating activities....      (235,993)    (20,981,111)     (7,417,802)
                                                     ------------   -------------   -------------
Cash Flows From Investing Activities:
  Purchases of marketable securities...............   (19,186,172)   (317,769,635)             --
  Proceeds from sales and maturities of marketable
     securities....................................    25,428,605     297,002,035              --
  Proceeds from sales of assets....................            --              --      11,985,542
  Capital expenditures.............................    (5,579,526)     (5,349,928)     (3,220,847)
  Purchases of net assets from business
     acquisitions..................................    (6,801,092)     (2,838,529)     (9,010,130)
  Payments on noncompete agreements................    (3,980,225)     (1,545,970)     (1,036,957)
                                                     ------------   -------------   -------------
          Net cash used in investing activities....   (10,118,410)    (30,502,027)     (1,282,392)
                                                     ------------   -------------   -------------
Cash Flows From Financing Activities:
  Principal payments under capital lease
     obligations...................................      (880,166)     (1,124,293)       (931,949)
  Proceeds from long-term debt.....................            --     284,862,211     420,751,863
  Principal payments of long-term debt.............   (26,913,127)   (315,718,771)   (434,044,855)
  Distributions to former S-Corporation
     shareholders..................................    (1,100,000)       (455,000)       (516,000)
  Proceeds from issuance of common stock...........     2,421,630     148,253,975      23,498,353
                                                     ------------   -------------   -------------
          Net cash (used in) provided by financing
            activities.............................   (26,471,663)    115,818,122       8,757,412
                                                     ------------   -------------   -------------
Net (decrease) increase in cash and cash
  equivalents......................................   (36,826,066)     64,334,984          57,218
Cash and cash equivalents, beginning of year.......    65,566,189       1,231,205       1,173,987
                                                     ------------   -------------   -------------
Cash and cash equivalents, end of year.............  $ 28,740,123   $  65,566,189   $   1,231,205
                                                     ============   =============   =============
Supplemental Disclosures:
  Interest paid....................................  $    323,826   $   3,186,105   $   4,356,763
                                                     ============   =============   =============
  Income taxes paid................................  $  4,299,900   $   2,084,282   $   3,018,917
                                                     ============   =============   =============
  Merger costs and expenses paid...................  $  8,694,978   $  10,296,520   $          --
                                                     ============   =============   =============

 The accompanying notes are an integral part of these consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               MARCH 28, 1997, MARCH 29, 1996 AND MARCH 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND NATURE OF BUSINESS

     Physician Sales & Service, Inc. (the "Company" or "PSS") was incorporated in 1983 in Jacksonville, Florida. The Company, in its core business, is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians. As of March 28, 1997, the Company operated 61 core business service centers in the United States distributing to approximately 103,000 physician office sites in all 50 states.

     In November 1996, the Company established a new subsidiary, Diagnostic Imaging, Inc. ("DI" or "imaging division"). DI distributes medical diagnostic imaging equipment, supplies and service to acute and alternate care sites. As of March 28, 1997, DI operated 14 imaging division service centers distributing to approximately 6,000 medical imaging sites in 9 southeastern states.

     In March 1996, the Company established two new subsidiaries, WorldMed International, Inc. ("WorldMed Int'l") and WorldMed, Inc. These subsidiaries were established to manage and develop the Company's European medical equipment and supply distribution market ("European operation"). As of March 28, 1997, the European operation included 2 service centers distributing to approximately 1,000 acute and alternate care sites in Belgium, Germany and France.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PSS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

STOCK SPLIT

     All stock-related data has been retroactively adjusted to reflect a three-for-one stock split effective on September 22, 1995 which was distributed on October 5, 1995.

CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements give retroactive effect to the mergers (the "Mergers") with Taylor Medical, Inc. ("Taylor") and X-ray Corporation of Georgia ("X-ray GA"). On August 21, 1995, PSS issued 3,790,215 shares of its common stock in exchange for all of the outstanding equity interest of Taylor. Taylor was engaged in the distribution and sale of medical supplies, equipment, and pharmaceuticals to office-based physicians and managed care facilities in 24 states. On December 20, 1996, PSS issued 593,672 shares of its common stock in exchange for all of the outstanding equity interest of X-ray GA. X-ray GA distributed radiology and imaging equipment, chemicals and supplies and provided technical service to the acute and alternate site markets. These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively adjusted as if PSS, Taylor and X-ray GA had operated as one entity since inception.

     Certain items have been reclassified to conform to the current year presentation.

FISCAL YEAR

     Beginning in fiscal year 1996, the Company's fiscal year ends on the Friday closest to March 31 of each year. The Company's fiscal year ended on the Thursday closest to March 31 of each year prior to fiscal year 1996. Fiscal years 1997, 1996, and 1995 consist of 52 weeks.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

     The Company's trade accounts receivable are exposed to credit risk; however, the risk is limited, as the balance is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns. The Company had reserves for doubtful accounts of approximately $3,581,000 and $2,218,000 as of the end of fiscal years 1997 and 1996, respectively. Provisions for doubtful accounts were approximately $2,463,000, $1,448,000, and $1,651,000 for the fiscal years ended 1997, 1996, and 1995, respectively.

CASH MANAGEMENT

     The Company utilizes a zero balance bank account, and checks issued for cash disbursements are funded by advances from overnight investments. Outstanding checks are recorded as accounts payable until they are presented to the bank, at which time the payments are applied against the overnight investments. The Company had approximately $8,060,000 and $6,841,000 of outstanding checks recorded in accounts payable as of the end of fiscal years 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents generally consist of cash held at banks, short-term government obligations, and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months.

MARKETABLE SECURITIES

     The Company classifies its marketable securities as trading securities and carries such securities at fair market value. Net unrealized gains and losses on trading securities are included in net income.

     Marketable securities include municipal bond issues with maturity dates exceeding three months and equity securities classified as trading securities. Management's intent is to liquidate these securities within one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, short-term trade receivables and payables, and long-term debt and capital lease obligations, approximate their fair values.

INVENTORIES

     Inventories are comprised principally of medical supplies and equipment and are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Leasehold improvements are amortized over the lease terms or the estimated useful lives, whichever is shorter. Gain or loss upon retirement or disposal of property and equipment is recorded in other income in the accompanying consolidated statements of operations.

INTANGIBLES

     Noncompete agreements are amortized on a straight-line basis over the lives of the agreements, which range from three to ten years. Customer lists are amortized on a straight-line basis over ten years.

     The Company has classified as goodwill the cost in excess of the fair value of net identifiable assets purchased in business acquisitions which are accounted for as purchase transactions. Goodwill is being amortized over fifteen to thirty years using the straight-line method. Subsequent to the date of acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate a change in the estimated useful life or recoverability of goodwill.

SELF-INSURANCE COVERAGE

     The Company maintains a self-insurance program for employee health costs. Additional coverage is provided by a third party for stop-loss based on maximum costs of $100,000 per employee and approximately $5.3 million in the aggregate. Claims that have been incurred but not reported are recorded based on estimates of claims provided by a third-party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

INCOME TAXES

     The Company uses the asset and liability method in accounting for income taxes. Deferred income taxes result primarily from the use of different bases for financial reporting and tax purposes.

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

     Effective November 13, 1995, the Company completed a secondary offering of 11,500,000 shares of common stock at $17 per share, 8,800,000 of which were offered by the Company.

     During fiscal 1996, the Company merged with three medical supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method by issuing 290,586 shares of PSS common stock in exchange for all of the common stock of the acquired companies. During fiscal 1997, the Company merged with one core business medical supply and equipment distributor and three imaging division companies in stock mergers accounted for under the pooling-of-interests method by issuing approximately 1,465,000 shares of PSS common stock in exchange for all of the common stock of the acquired companies. The accompanying

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES consolidated financial statements have not been restated for periods prior to these poolings due to immateriality.

     During 1997 and 1996, the Company realized an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

FOREIGN CURRENCY TRANSLATION

     Financial statements for the Company's subsidiary outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, for footnote disclosure purposes only, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Weighted average shares outstanding for purposes of this calculation were approximately 36,501,000, 31,454,000, and 23,762,000 for 1997, 1996, and 1995, respectively.

STATEMENTS OF CASH FLOWS

     The Company issued stock in the amount of $40,000 and $121,000 related to acquisitions accounted for as purchases in fiscal 1997 and 1996, respectively. The Company assumed net liabilities of approximately $1,610,000 and recorded noncompete assets and liabilities of approximately $4,300,000 in connection with the mergers of four other medical supply and equipment distributors accounted for under the pooling-of-interests method in fiscal 1997. The Company also assumed net assets of approximately $1,278,000 in conjunction with the mergers of three other medical supply and equipment distributors accounted for under the pooling-of-interests method in fiscal 1996. Also, the Company incurred capital lease obligations to obtain equipment of approximately $514,000 in fiscal year 1995. All of the above items were excluded from the statements of cash flows as these items were noncash transactions.

ACCOUNTING STANDARDS CHANGES

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Management expects that the impact of SFAS No. 128 will not be material.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 establishes new standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Management expects that the impact of SFAS No. 129 will not be material.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

2. MARKETABLE SECURITIES

     The Company's marketable securities are comprised of municipal bond issues and equity securities classified as trading securities and are carried at their fair values based upon the quoted market prices at March 28, 1997 and March 29, 1996. At March 28, 1997 and March 29, 1996, the aggregate fair market value of the municipal bonds was approximately $14,469,000 and $20,768,000, respectively, and the aggregate cost was approximately $14,552,000 and $20,800,000, respectively. The gross unrealized loss on municipal bonds for each year was approximately $83,000 and $32,000, respectively. Interest income, including realized gains, on the municipal bonds was approximately $626,000 and $195,000 for fiscal years 1997 and 1996, respectively. At March 28, 1997, the fair market value of equity securities was $576,000, with a cost of $56,000, and an unrealized gain of $520,000 which is included in investment income during fiscal year 1997.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                              MARCH 28,    MARCH 29,
                                                                 1997         1996
                                                              ----------   ----------
Lines of credit.............................................  $       --   $3,100,000
Other notes.................................................     774,794      262,961
Capital lease obligations...................................     457,124    1,259,393
                                                              ----------   ----------
                                                               1,231,918    4,622,354
Less current maturities.....................................     672,154    4,038,454
                                                              ----------   ----------
                                                              $  559,764   $  583,900
                                                              ==========   ==========

LINES OF CREDIT

     The Company has a financing and security agreement (the "Agreement") with a bank (the "Bank"). The Agreement allows the Company to obtain loans from the Bank on a revolving basis. The Agreement provides for loans in the amount of 85% of the outstanding amount of eligible accounts receivable plus the lesser of $25,000,000 or 50% of eligible inventory. The total amount of loans outstanding under the Agreement cannot exceed the lesser of $60,000,000 or amounts available subject to eligible collateral. The Agreement provides for an option, on the part of the Company, to increase the availability to $75,000,000. There was no balance outstanding at March 28, 1997 and March 29, 1996.

     The loans are collateralized by all company assets. Interest accrues, subject to certain leverage ratio requirements, at a variable rate indexed on the London Interbank Offered Rate ("LIBOR") plus the applicable margin or the Bank's prime rate plus the applicable margin at the option of the Company. Interest rates may vary from prime to prime plus 75 basis points or from LIBOR plus 150 basis points to LIBOR plus 250 basis points, based on the Company's leverage ratio. The Agreement provides for a termination date of April 30, 1998, at which time the Agreement may be extended annually at the Bank's sole discretion upon request by the Company.

     The Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a current ratio of 2 to 1, a debt service coverage ratio of 1.1 to 1 and a debt leverage ratio no greater than 5 to 1, all computed as defined in the Agreement. In addition, the Company must maintain minimum tangible net worth plus subordinated indebtedness, as defined in the Agreement, of $24,500,000 as of March 28, 1997, increasing by $1,000,000 as of the end of each subsequent fiscal year. The Agreement also contains restrictions on mergers, acquisitions, investments, capital expenditures, intangible assets, indebtedness, and stock transactions, among other things.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

OTHER NOTES

     X-ray GA maintained various other notes which were repaid by the Company in fiscal 1997 in conjunction with the merger.

     Long-term debt outstanding at March 28, 1997 totaled $775,000. As of March 28, 1997, future minimum payments of long-term debt, by fiscal year and in the aggregate, are approximately as follows:

  Fiscal year:
    1998......................................................  $272,000
    1999......................................................   197,000
    2000......................................................    80,000
    2001......................................................    54,000
    2002......................................................    56,000
  Thereafter..................................................   116,000
                                                                --------
            Total.............................................  $775,000
                                                                ========

CAPITAL LEASE OBLIGATIONS

     As of March 28, 1997, future minimum payments, by fiscal year and in the aggregate, required under capital leases are approximately as follows:

  Fiscal year:
    1998......................................................  $432,000
    1999......................................................    34,000
    2000......................................................    28,000
                                                                --------
  Net minimum lease payments..................................   494,000
  Less amount representing interest...........................    37,000
                                                                --------
  Present value of net minimum lease payments under capital
    leases....................................................   457,000
  Less amounts due in one year................................   400,000
                                                                --------
            Amounts due after one year........................  $ 57,000
                                                                ========

4. OPERATING LEASE COMMITMENTS

     The Company leases various facilities and equipment under operating leases which expire at various dates through 2005. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

     Rent expense approximated $6,249,000, $5,369,000, and $5,230,000 for fiscal years 1997, 1996, and 1995, respectively. As of March 28, 1997, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

  Fiscal year:
    1998....................................................  $ 8,752,000
    1999....................................................    5,662,000
    2000....................................................    4,209,000
    2001....................................................    2,844,000
    2002....................................................    1,627,000
  Thereafter................................................      993,000
                                                              -----------
            Total...........................................  $24,087,000
                                                              ===========

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, are summarized as follows:

                                                                 1997          1996
                                                             ------------   -----------
Land.......................................................  $    233,312   $   121,524
Building...................................................     2,161,698     1,207,560
Equipment..................................................    23,265,561    18,907,914
Furniture, fixtures and leasehold improvements.............     6,754,303     3,756,862
                                                             ------------   -----------
                                                               32,414,874    23,993,860
Accumulated depreciation...................................   (13,603,183)   (9,229,154)
                                                             ------------   -----------
                                                             $ 18,811,691   $14,764,706
                                                             ============   ===========

     Equipment includes equipment acquired under capital leases with a cost of $109,000 and $3,909,000 and related accumulated depreciation of $38,000 and $1,766,000 at March 28, 1997 and March 29, 1996, respectively. Depreciation expense aggregated approximately $3,219,000, $2,210,000, and $2,214,000 for 1997, 1996, and 1995, respectively, and is included in general and administrative expenses.

6. INTANGIBLES

     Intangibles, stated at cost, consist of the following:

                                                                 1997          1996
                                                              -----------   -----------
Customer lists..............................................  $ 3,228,105   $ 3,466,285
Goodwill....................................................   11,870,204     6,941,804
Noncompete agreements.......................................   11,921,251     7,146,913
                                                              -----------   -----------
                                                               27,019,560    17,555,002
Accumulated amortization....................................   (5,402,667)   (3,670,680)
                                                              -----------   -----------
                                                              $21,616,893   $13,884,322
                                                              ===========   ===========

     As of March 28, 1997, approximate future minimum payments, by fiscal year and in the aggregate, required under noncompete agreements are as follows:

1998........................................................  $2,312,000
1999........................................................   1,736,000
2000........................................................     550,000
2001........................................................      85,000
2002........................................................      42,000
Thereafter..................................................      73,000
                                                              ----------
                                                              $4,798,000
                                                              ==========

     Amortization expense aggregated approximately $2,471,000, $1,891,000, and $1,997,000 for 1997, 1996, and 1995, respectively, and is included in general and administrative expenses.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

7. INCOME TAXES

     The provisions for income taxes are detailed below:

                                                       1997          1996         1995
                                                    -----------   ----------   ----------
Current tax provision:
  Federal.........................................  $ 5,481,000   $1,719,000   $1,982,000
  State...........................................    1,250,000      394,000      439,000
                                                    -----------   ----------   ----------
          Total current...........................    6,731,000    2,113,000    2,421,000
                                                    -----------   ----------   ----------
Deferred tax benefit:
  Federal.........................................   (3,755,000)    (643,000)          --
  State...........................................     (856,000)    (146,000)          --
                                                    -----------   ----------   ----------
          Total deferred..........................   (4,611,000)    (789,000)          --
                                                    -----------   ----------   ----------
          Total income tax provision..............  $ 2,120,000   $1,324,000   $2,421,000
                                                    ===========   ==========   ==========

     The difference between income tax computed at the federal statutory rate and the actual tax provision is shown below:

                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Income before provision for taxes..................  $6,493,000   $2,663,000   $1,574,000
                                                     ==========   ==========   ==========
Tax provision at the statutory rate................  $2,208,000   $  905,000   $  535,000
                                                     ----------   ----------   ----------
(Decrease) increase in taxes:
  Change in valuation allowance for deferred
     taxes.........................................    (900,000)    (956,000)   1,023,000
  State income tax, net of federal benefit.........     370,000      329,000       94,000
  Write-off of intangibles.........................          --           --      562,000
  Meals and entertainment..........................     163,000      134,000      162,000
  Goodwill amortization............................       8,000        8,000       10,000
  Cash surrender value of life insurance...........      62,000       45,000       26,000
  Nontaxable interest income.......................    (660,000)    (198,000)          --
  Merger costs and expenses........................     721,000    2,216,000           --
  Utilization of tax net operating losses..........          --     (776,000)          --
  LIFO reserve of pooled companies.................     121,000           --           --
  Other, net.......................................     346,000        9,000       30,000
  Income of S-corporation..........................    (319,000)    (392,000)     (21,000)
                                                     ----------   ----------   ----------
     Total (decrease) increase in taxes............     (88,000)     419,000    1,886,000
                                                     ----------   ----------   ----------
          Total income tax provision...............  $2,120,000   $1,324,000   $2,421,000
                                                     ==========   ==========   ==========
Effective tax rate.................................        32.7%        49.7%       153.8%
                                                     ==========   ==========   ==========

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

     Deferred income taxes for 1997 and 1996 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at March 28, 1997 and March 29, 1996 are detailed below:

                                                                 1997          1996
                                                              -----------   -----------
Deferred tax assets:
  Merger costs and expenses.................................  $ 1,455,000   $   204,000
  Allowance for doubtful accounts and sales returns.........    1,359,000       717,000
  Intangibles...............................................      617,000       681,000
  Inventory uniform cost capitalization.....................      959,000       482,000
  Net operating loss carryforwards..........................    1,738,000       219,000
  Accrued expenses..........................................      435,000       399,000
  Reserve for inventory obsolescence........................       39,000       105,000
  Long-term incentive plan..................................      174,000            --
  Other.....................................................      163,000       197,000
                                                              -----------   -----------
          Gross deferred tax assets.........................    6,939,000     3,004,000
                                                              -----------   -----------
Deferred tax liabilities:
  Excess of tax depreciation and amortization over book
     depreciation and amortization..........................   (1,539,000)   (1,179,000)
  Other.....................................................           --      (136,000)
                                                              -----------   -----------
     Gross deferred tax liabilities.........................   (1,539,000)   (1,315,000)
                                                              -----------   -----------
                                                                5,400,000     1,689,000
          Valuation allowance...............................           --      (900,000)
                                                              -----------   -----------
          Net deferred tax asset............................  $ 5,400,000   $   789,000
                                                              ===========   ===========

     A valuation allowance was provided in prior years for those temporary differences for which utilization was uncertain. Based on an evaluation of the realizability of deferred tax assets, the valuation allowance was reduced by $900,000 and $956,000 during fiscal 1997 and 1996, respectively.

     The income tax benefit related to the exercise or early disposition of certain stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $1,832,000 and $2,687,000 for fiscal years 1997 and 1996, respectively.

     At March 28, 1997, the Company had net operating loss carryforwards for income tax purposes arising from mergers of approximately $4,486,000 which expire from 2006 to 2011. The utilization of the net operating loss carryforwards is subject to limitation in certain years.

8. RELATED-PARTY TRANSACTIONS

     A member of the board of directors provides legal services as general counsel to the Company. Fees for such legal services were approximately $132,000, $136,000, and $124,000 in 1997, 1996, and 1995, respectively.

     A member of the board of directors is chairman and CEO of the insurance company that administered the Company's self-insurance program through December 31, 1995. Administrative fees paid to the company were approximately $484,000 during the first nine months of fiscal year 1996 and $339,000 for fiscal year 1995. The Company changed its self-insurance administrator as of January 1, 1996 to an unrelated party.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

9. STOCK-BASED COMPENSATION PLANS

     At March 28, 1997, the Company had five stock-based compensation plans as described below:

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

     Information regarding this plan is summarized below:

                                                                         WEIGHTED AVERAGE
                                                             NUMBER OF    EXERCISE PRICE
                                                              SHARES        PER SHARE
                                                             ---------   ----------------
Balance, March 31, 1994....................................  1,540,497        $2.47
Granted....................................................    648,000         4.18
Exercised..................................................   (817,899)        2.17
Canceled...................................................    (12,000)        1.59
                                                             ---------       ------
Balance, March 30, 1995....................................  1,358,598         2.89
Granted....................................................         --           --
Exercised..................................................   (607,405)        2.68
Canceled...................................................    (30,297)        1.48
                                                             ---------       ------
Balance, March 29, 1996....................................    720,896         2.94
Granted....................................................         --           --
Exercised..................................................   (345,570)        2.83
Canceled...................................................    (12,000)        3.28
                                                             ---------       ------
Balance, March 28, 1997....................................    363,326        $3.05
                                                             =========       ======

     At March 31, 1994, March 30, 1995, March 29, 1996, and March 28, 1997,
1,411,542, 1,274,688, 682,031, and 363,326, respectively, of outstanding options were exercisable. The weighted average remaining life of the options outstanding at March 28, 1997 is approximately 1.7 years. No compensation expense has been recorded because the options were granted at fair market value. As of March 28, 1997, approximately 2,388,000 shares of common stock are available for issuance under the plan. The Company does not intend to issue any more options under this plan.

OPTIONS ISSUED IN EXCHANGE FOR FORMER TAYLOR MEDICAL OPTIONS

     In conjunction with the acquisition of Taylor Medical, Inc., the Company assumed the nonqualified Taylor Medical Stock Option Plans of 1986 and 1993. The options outstanding at the time of acquisition were converted to allow grantees the right to acquire the Company's common stock at a rate consistent with the merger's stock pooling agreement. All options under this plan are priced at $5.08 per common share and are not subject to future performance.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

     Information regarding these options is summarized below:

                                                              NUMBER OF
                                                               SHARES
                                                              ---------
Balance, March 31, 1994.....................................   613,776
Granted.....................................................    15,747
Exercised...................................................    (5,118)
Canceled....................................................    (8,268)
                                                              --------
Balance, March 30, 1995.....................................   616,137
Granted.....................................................     7,825
Exercised...................................................  (538,815)
Canceled....................................................        --
                                                              --------
Balance, March 29, 1996.....................................    85,147
Granted.....................................................        --
Exercised...................................................   (37,509)
Canceled....................................................        --
                                                              --------
Balance, March 28, 1997.....................................    47,638
                                                              ========

     The Company does not intend to issue any more options under this plan.

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted average remaining life of the options outstanding at March 28, 1997 is approximately 1.8 years.

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

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

     Information regarding the stock option component of this plan is summarized below:

                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------   ----------------
Balance, March 31, 1994.....................................        --             --
Granted.....................................................   160,200         $ 5.32
Exercised...................................................        --             --
Canceled....................................................        --             --
                                                               -------        -------
Balance, March 30, 1995.....................................   160,200           5.32
Granted.....................................................   492,300          16.96
Exercised...................................................   (37,500)         13.07
Canceled....................................................        --             --
                                                               -------        -------
Balance, March 29, 1996.....................................   615,000          14.17
Granted.....................................................   203,179          23.90
Exercised...................................................   (27,050)         13.35
Canceled....................................................    (3,000)          5.79
                                                               -------        -------
Balance, March 28, 1997.....................................   788,129         $16.52
                                                               =======        =======

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted average remaining life of the options outstanding at March 28, 1997 is approximately 5.6 years. As of March 28, 1997, approximately 1,340,000 shares of common stock were available for issuance under the plan.

LONG TERM INCENTIVE PLAN

     In March 1994, the Company adopted the 1994 Long Term Incentive Plan which provides officers with performance awards, consisting of cash or registered shares of common stock, or a combination thereof, based primarily upon the Company's total shareholder return as ranked against the companies comprising the NASDAQ Composite Index over a three-year period. The maximum payable under this plan to an eligible employee, whether in the form of cash or common stock, may not exceed $1 million per fiscal year. At March 28, 1997, the Company has accrued approximately $448,000 related to awards granted under this plan.

     The plan also provides for nonqualified stock options or restricted stock to be granted at the full discretion of the Compensation Committee of the Board of Directors. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant, and accordingly, no compensation expense is recorded on the date the stock options are granted. The aggregate number of shares of common stock, including shares reserved for issuance pursuant to the exercise of options, which may be granted or issued may not exceed 730,000 shares.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

     Information regarding the stock option component of the plan is summarized below:

                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------   ----------------
Balance, March 30, 1995.....................................        --             --
Granted.....................................................   350,643         $14.88
Exercised...................................................   (32,406)         14.88
Canceled....................................................        --             --
                                                               -------        -------
Balance, March 29, 1996.....................................   318,237          14.88
Granted.....................................................    68,364          23.94
Exercised...................................................   (61,158)         14.88
Canceled....................................................        --             --
                                                               -------        -------
Balance, March 28, 1997.....................................   325,443         $16.78
                                                               =======        =======

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted average remaining life of the options outstanding at March 28, 1997 is approximately 8.5 years. To date, no cash or restricted stock have been issued under this plan.

DIRECTORS' STOCK PLAN

     In March 1994, the Company adopted the Directors' Stock Plan under which nonemployee directors receive an annual grant of an option to purchase 2,000 shares of common stock. A total of 200,000 shares of the Company's common stock, as adjusted for stock splits, consolidations, or other changes in capitalization, have been reserved for issuance under this plan. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant, and accordingly, no compensation expense has been recorded in connection with the stock options granted. Each nonemployee director receives a grant of 2,000 restricted shares upon initial election and reelection to the Board.

     Information regarding the stock option component of this plan is summarized below:

                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------   ----------------
Balance, March 31, 1994.....................................       --              --
Granted.....................................................   27,000          $ 5.48
Exercised...................................................       --              --
Canceled....................................................       --              --
                                                               ------         -------
Balance, March 30, 1995.....................................   27,000            5.48
Granted.....................................................   22,500           14.75
Exercised...................................................   (4,500)           5.48
Canceled....................................................       --              --
                                                               ------         -------
Balance, March 29, 1996.....................................   45,000           10.12
Granted.....................................................   12,000           23.94
Exercised...................................................   (3,000)           5.48
Canceled....................................................       --              --
                                                               ------         -------
Balance, March 28, 1997.....................................   54,000          $13.44
                                                               ======         =======

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted average remaining life of the options outstanding at March 28, 1997 is 8.4 years. To date, 13,500 restricted shares have been issued under this plan.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

FAIR VALUE OF STOCK OPTIONS

     Under SFAS No. 123, the fair value of stock options granted in the years ended March 28, 1997 and March 29, 1996 have been estimated using a Black-Scholes option pricing model with the following weighted average assumptions for grants: risk-free interest rate ranging from 5.8% to 6.8%, expected option life ranging from 3.5 to 5 years, expected volatility of 40% for 1996 and 55% for 1997 and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for the years ended March 28, 1997 and March 29, 1996 were approximately $2.9 million and $6.0 million, respectively, and such amounts would be included in compensation expense. Pro forma net income and net income per share for the years ended March 28, 1997 and March 29, 1996, assuming the Company had accounted for the plans under the fair value approach, are as follows (in thousands, except per share data):

                                                               1997     1996
                                                              ------   -------
Net income:
  As reported...............................................  $4,373   $ 1,339
  Pro forma.................................................  $2,599   $(2,315)
Net income per share:
  As reported...............................................  $ 0.12   $  0.04
  Pro forma.................................................  $ 0.07   $ (0.07)

     Because the fair value method of accounting has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                                               1997    1996
                                                              ------   -----
Weighted average per share fair value of options granted:
  Incentive Stock Option Plan...............................     N/A     N/A
  Long Term Stock Plan......................................  $11.08   $6.91
  Long Term Incentive Plan..................................  $11.08   $6.73
  Directors' Stock Plan.....................................  $13.22   $6.67

10. EMPLOYEE BENEFIT PLANS

     The Company has an employee stock ownership plan ("ESOP") available to all employees with at least one year of service. Effective January 1, 1996, the Company amended the plan to allow participants to direct the investment of a portion of their plan balances. Prior to this change, the trustees directed the investment of the participants' balances. As of March 28, 1997, the ESOP owns approximately 2,034,000 shares of the Company's common stock. Company contributions to the plan were approximately $160,000, $120,000, and $85,000 for 1997, 1996, and 1995, respectively, and are made at the discretion of the Company.

     The Company also has an employee stock purchase plan available to employees with at least one year of service. The plan allows eligible employees to purchase company stock over the counter through payroll deductions.

11. BUSINESS ACQUISITIONS

POOLING WITH X-RAY GA

     On December 20, 1996, the Company acquired X-ray GA in a merger pursuant to which the Company issued 593,672 shares of common stock to the former shareholders of X-ray GA (of which 52,675 shares are being held in escrow as of March 28, 1997) in exchange for all of the outstanding shares of capital stock of X-ray GA valued at $11.0 million at the time of the merger. The merger has been accounted for as a pooling-

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES of-interests, and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of X-ray GA for all periods prior to the merger.

     X-ray GA was an S-Corporation for income tax purposes, and therefore, did not pay U.S. federal income taxes. X-ray GA will be included in the Company's U.S. federal income tax return subsequent to the date of acquisition. Separate net sales, net income (loss) and related per share amounts of merged entities are presented in the following table. In addition, the table includes pro forma net income (loss) and net income (loss) per share amounts which reflect pro forma adjustments to present income taxes of X-ray GA on the basis on which they will be reported in future periods.

                                                           MARCH 30
                                                           THROUGH
                                                         DECEMBER 31,
                                                             1996
                                                         (UNAUDITED)    MARCH 29, 1996   MARCH 30, 1995
                                                         ------------   --------------   --------------
                                                                     (DOLLARS IN THOUSANDS)
Net sales
  PSS and Taylor combined..............................    $470,357        $483,294         $366,285
  X-ray GA.............................................      33,182          45,730           47,016
                                                           --------        --------         --------
          Total........................................    $503,539        $529,024         $413,301
Net income (loss)
  PSS and Taylor combined..............................    $  6,139        $    186         $   (909)
  X-ray GA.............................................         938           1,153               62
                                                           --------        --------         --------
Net income (loss) as reported..........................    $  7,077        $  1,339         $   (847)
Pro forma tax provision for X-ray GA...................         357             438               23
                                                           --------        --------         --------
Pro forma net income (loss)............................    $  6,720        $    901         $   (870)
Net income (loss) per share
As reported............................................    $   0.19        $   0.04         $  (0.04)
Pro forma..............................................    $   0.19        $   0.03         $  (0.04)
Other changes in shareholders' equity
  PSS and Taylor combined..............................    $  1,446        $152,340         $ 24,101
  X-ray GA.............................................      (1,100)           (455)            (516)
                                                           --------        --------         --------
          Total........................................    $    346        $151,885         $ 23,585

POOLING WITH TAYLOR

     On August 21, 1995, the Company issued approximately 3,790,000 shares of its common stock in exchange for all of the outstanding common stock of Taylor, including approximately 416,000 shares held in escrow to satisfy certain obligations of Taylor related to its operations prior to the merger. Subsequent to August 21, 1995, approximately 244,000 shares of common stock were returned to the Company as settlement of the escrow and were canceled. These canceled shares had no resulting impact on the net income per share calculation. The merger has been accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Taylor for all periods prior to the merger.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

     Separate net sales, net income (loss) and other changes in shareholders' equity of the merged entities prior to the merger are presented in the following table:

                                                            APRIL 1 THROUGH
                                                             JUNE 30, 1995
                                                              (UNAUDITED)     MARCH 30, 1995
                                                            ---------------   --------------
                                                                 (DOLLARS IN THOUSANDS)
Net sales
  PSS.....................................................     $ 73,670          $236,188
  Taylor..................................................       31,640           130,097
                                                               --------          --------
Combined..................................................     $105,310          $366,285
Net income
  PSS.....................................................     $    980          $  3,680
  Taylor..................................................          193            (4,589)
                                                               --------          --------
Combined..................................................     $  1,173          $   (909)
Other changes in shareholders' equity
  PSS.....................................................     $  1,036          $ 24,075
  Taylor..................................................            1                26
                                                               --------          --------
Combined..................................................     $  1,037          $ 24,101

OTHER POOLINGS

     During fiscal 1997, the Company merged with four other medical supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method by issuing approximately 1,465,000 shares of PSS common stock in exchange for all of the common stock of the acquired companies. The accompanying consolidated financial statements have not been restated for periods prior to these poolings due to immateriality. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date and the accumulated deficit as of their acquisition dates of approximately $4.7 million has been recorded as an adjustment to the accumulated deficit of the Company.

     During fiscal 1996, the Company merged with three other medical supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method by issuing 290,586 shares of PSS common stock in exchange for all of the common stock of the acquired companies. The accompanying consolidated financial statements have not been restated for periods prior to these poolings due to immateriality. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date, and the accumulated retained earnings as of their acquisition dates of approximately $1.3 million have been recorded as adjustments to the accumulated deficit of the Company.

ASSET PURCHASES

     During fiscal 1997, the Company acquired certain assets, accounted for by the purchase method, including accounts receivable, inventories, equipment, and other assets of five medical supplies and equipment distributors for approximately $14.2 million. The aggregate purchase price paid consisted of cash of approximately $6.8 million, assumption of accounts payable and accrued liabilities of approximately $7.4 million, and the issuance of 2,700 shares of common stock with a fair market value of approximately $40,000. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2.8 million has been recorded as goodwill and will be amortized over thirty years. In addition, the Company entered into noncompete agreements with shareholders of the acquired companies which provide for payments of approximately $220,000 through the year 2001. The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

     During fiscal 1996, the Company acquired certain assets, accounted for by the purchase method, including accounts receivable, inventories, equipment, and other assets of seven medical supplies and equipment distributors for approximately $5.5 million. The aggregate purchase price paid consisted of cash of approximately $2.8 million, assumption of accounts payable and accrued liabilities of approximately $2.5 million, and the issuance of 5,700 shares of common stock with a fair market value of $121,000. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $1.2 million has been recorded as goodwill and will be amortized over thirty years. In addition, the Company entered into noncompete agreements with shareholders of the acquired companies which provide for payments of $1.2 million through the year 2000. The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition.

     During fiscal 1995, the Company acquired certain assets, including accounts receivable, inventories, equipment, and other assets, of nine medical supplies and equipment distributors for approximately $11.6 million. The aggregate purchase price paid consisted of cash of approximately $6.9 million, assumption of accounts payable and accrued liabilities of approximately $4.2 million, and the issuance of approximately 70,000 shares of common stock with a fair market value of approximately $0.5 million. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $4.0 million has been recorded as goodwill. In addition, the Company entered into noncompete agreements with shareholders and an officer of the acquired companies which provide for payments of approximately $2.3 million through the year 1998.

     During fiscal 1995, Taylor acquired certain assets of three medical supplies and equipment distributors for approximately $2.2 million.

     For acquisitions accounted for as purchases, the results of operations acquired have been included in the financial statements since the dates of acquisition. Supplemental pro forma information is not presented because the impact on the Company's results of operations would not be material.

12. COMMITMENTS AND CONTINGENCIES

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

13. ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

     On March 27, 1995, the Company signed a Distribution Agreement with Abbott Laboratories providing for the exclusive distribution of certain Abbott diagnostic products. The Abbott Agreement, effective April 1, 1995, has a five-year term, although it may be terminated earlier if the Company fails to meet certain performance objectives. Under the Abbott Agreement, the Company has become the exclusive distributor in the United States of certain Abbott diagnostic products and reagents to office-based physician practices with

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES

24 or fewer physicians per office site. The Abbott Agreement also provides the Company's sales force with access to over 15,000 physician practices that were not previously purchasing diagnostic products from the Company. Abbott products constituted approximately 16% of the Company's sales in fiscal 1997 and 1996. Simultaneous with the closing of the Abbott Agreement, Abbott purchased 825,000 unregistered, restricted shares of PSS common stock. A three-year irrevocable proxy to the PSS Board of Directors and a perpetual stand still agreement were provided by Abbott in the Stock Purchase Agreement.

14. SALES OF ASSETS

     On July 1, 1994, Taylor sold the assets of its Taylor Home Health division for $12,000,000 in cash and an escrow receivable of $1,051,000 based on subsequent receivables collections and other factors, resulting in a gain on sale of assets of approximately $2,078,000. In March 1995, Taylor negotiated a final settlement of the escrowed receivable which included the return to Taylor of certain receivables. Taylor recorded a $600,000 reduction in the gain originally recognized to record these receivables at their estimated net realizable value. The net gain of approximately $1,478,000 is included in other income for fiscal year 1995.

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

15. MERGER COSTS AND EXPENSES AND RESTRUCTURING CHARGES

     The Company recorded merger costs and expenses of approximately $12,100,000 and $15,700,000 in fiscal 1997 and 1996, respectively, associated with mergers accounted for as poolings-of-interests. Such costs include direct merger costs consisting primarily of investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel. At March 28, 1997, accrued merger costs were approximately $3.0 million.

     During fiscal 1995, Taylor management concluded that recent industry developments had affected Taylor's strategy and operations. Taylor assessed its relative position in its major markets and determined that competitive pressures on margins and cost structures in its Arizona, Indiana and Massachusetts distribution centers as well as the prospects for its physician consulting services and equipment repair businesses would not result in full realization of the future benefits expected from the related intangible assets. Accordingly, Taylor management concluded that the intangible assets were impaired and recorded a $4,388,592 noncash charge to write off the intangible assets associated with these markets and operations.

          SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 30, 1995, MARCH 29, 1996, AND MARCH 28, 1997

                                       BALANCE AT    PROVISION
        VALUATION ALLOWANCE           BEGINNING OF   CHARGED TO     TRANSFERS                   BALANCE AT
      FOR ACCOUNTS RECEIVABLE            PERIOD       EXPENSE     FROM POOLINGS   WRITE-OFFS   END OF PERIOD
      -----------------------         ------------   ----------   -------------   ----------   -------------
Year ended March 30, 1995...........   $1,848,000    $1,651,000     $     --      $2,245,000    $1,254,000
Year ended March 29, 1996...........    1,254,000     1,448,000      400,000         884,000     2,218,000
Year ended March 28, 1997...........   $2,218,000    $2,463,000     $881,000      $1,981,000    $3,581,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended March 28, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 30, 1997 for its fiscal year 1997 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 30, 1997 for its fiscal year 1997 Annual Meeting of Shareholders under the caption "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 30, 1997 for its fiscal year 1997 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Certain Stockholders" and "Stock Ownership of Directors and Officers".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by June 30, 1997 for its fiscal year 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions".

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

        3. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1      --   Amended and Restated Articles of Incorporation dated March
               15, 1994.(1)
 3.2      --   Amended and Restated Bylaws dated March 15, 1994.(1)
10.1      --   Financing and Security Agreement between the Company and
               NationsBank of Georgia, N.A. (as successor to NCNB National
               Bank of Florida), dated as of September 26, 1991, as
               amended.(2)
10.2      --   Registration Rights Agreement between the Company and
               Tullis-Dickerson Capital Focus, LP, dated as of March 16,
               1994.(2)
10.3      --   Employment Contract, as amended, for Patrick C. Kelly.(2)
10.4      --   Incentive Stock Option Plan dated May 14, 1986.(2)
10.5      --   Shareholders Agreement dated March 26, 1986, between the
               Company, the Charthouse Co., Underwood, Santioni and
               Dunaway.(2)
10.6      --   Shareholders Agreement dated April 10, 1986, between the
               Company and Clyde Young.(2)
10.7      --   Shareholders Agreement between the Company and John D.
               Barrow.(2)
10.8      --   Amended and Restated Directors Stock Plan.(7)
10.9      --   Amended and Restated 1994 Long Term Incentive Plan.(7)
10.10     --   Amended and Restated 1994 Long Term Stock Plan.(7)
10.11     --   1994 Employee Stock Purchase Plan.(3)
10.12     --   1994 Amended Incentive Stock Option Plan.(2)
10.13     --   Amended and Restated Loan and Security Agreement between the
               Company and NationsBank of Georgia, N.A. dated December 21,
               1994.(4)
10.14     --   Distributorship Agreement between Abbott Laboratories and
               Physician Sales & Service, Inc. (Portions omitted as
               confidential -- Separately filed with Commission).(5)
10.15     --   Stock Purchase Agreement between Abbott Laboratories and
               Physician Sales & Service, Inc.(5)
10.16     --   Amendment to Employee Stock Ownership Plan.(7)
10.17     --   Third Amended and Restated Agreement and Plan of Merger By
               and Among Taylor Medical, Inc. and Physician Sales &
               Service, Inc. (including exhibits thereto)(6)
10.18     --   Agreement and Plan of Merger by and Among Physician Sales &
               Service, Inc., PSS Merger Corp. and Treadway Enterprises,
               Inc.(8)
21.1      --   Subsidiaries of the registrant
27        --   Financial Data Schedule (for SEC use only)

---------------

(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(3) Incorporated by Reference to the Company's Registration Statement on Form S-8, filed October 7, 1994.
(4) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994.
(5) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1995.
(6) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1996.
(7) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended March 28, 1997:

          (1) The Company reported on January 3, 1997 that on December 20, 1996, the Company completed the merger of Treadway Enterprises, Inc. and that financial statements would be filed by amendment.

          (2) On February 7, 1997, the Company filed an amendment to its Form 8-K filed December 9, 1996, to delete reference to the inclusion of financial statements for the acquisition of Diagnostic Imaging, Inc. since it had been determined that at the time of acquisition such acquired business did not constitute a "significant subsidiary" as defined in Regulation S-X.

          (3) The Company reported on March 4, 1997 certain financial results for the month ended January 31, 1997.

          (4) On March 5, 1997, the Company filed an amendment to its Form 8-K filed January 3, 1997 to include financial information for each of the fiscal years 1994 through 1996 giving retroactive effect to the mergers of Taylor Medical, Inc. and Treadway Enterprises, Inc. (d/b/a X-Ray Corporation of Georgia).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 25, 1997.

                                          PHYSICIAN SALES & SERVICE, INC.

                                          By:     /s/ PATRICK C. KELLY
                                            ------------------------------------
                                                      Patrick C. Kelly
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----

               /s/ PATRICK C. KELLY                  Chairman of the Board of Directors,  June 25, 1997
---------------------------------------------------    Chief Executive Officer, and
                 Patrick C. Kelly                      Director (Principal Executive
                                                       Officer)

              /s/ JOHN F. SASEN, SR.                 President, Chief Operating Officer   June 25, 1997
---------------------------------------------------    and Director
                John F. Sasen, Sr.

                /s/ DAVID A. SMITH                   Vice President, Chief Financial      June 25, 1997
---------------------------------------------------    Officer, Director, and Assistant
                  David A. Smith                       Secretary (Principal Financial
                                                       Officer) (Principal Accounting
                                                       Officer)

               /s/ DELMER W. DALLAS                  Director                             June 25, 1997
---------------------------------------------------
                 Delmer W. Dallas

               /s/ T. O'NEAL DOUGLAS                 Director                             June 25, 1997
---------------------------------------------------
                 T. O'Neal Douglas

                 /s/ FRED ELEFANT                    Director and Corporate Secretary     June 25, 1997
---------------------------------------------------
                   Fred Elefant

                /s/ DELORES KESLER                   Director                             June 25, 1997
---------------------------------------------------
                  Delores Kesler

               /s/ WILLIAM C. MASON                  Director                             June 25, 1997
---------------------------------------------------
                 William C. Mason

               /s/ JAMES L.L TULLIS                  Director                             June 25, 1997
---------------------------------------------------
                 James L.L Tullis