Form 10-Q
period 1997-06-30
PHYSICIAN SALES & SERVICE INC /FL/
filed 1997-08-14
CIK 920527

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      JUNE 30, 1997
                                        --------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ----------  ----------


                       Commission File Number    0-23832
                                                 -------


                        PHYSICIAN SALES & SERVICE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         FLORIDA                                                59-2280364
         -------                                                ----------
(State or other jurisdiction                                  (IRS employer
    of incorporation)                                     identification number)


 4345 Southpoint Boulevard
   Jacksonville, Florida                                          32216
 -------------------------                                        -----
  (Address of principal                                        (Zip code)
    executive offices)


              Registrant's telephone number      (904) 332-3000
                                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ] Yes  [   ] No


     As of August 13, 1997 a total of 38,252,524 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                 PHYSICIAN SALES & SERVICE, INC. & SUBSIDIARIES
                                 JUNE 30, 1997

                                     INDEX

PART I FINANCIAL INFORMATION                                         PAGE NUMBER
                                                                     -----------
  Condensed Consolidated Balance Sheets -
     June 30, 1997 and March 28, 1997                                    3

  Condensed Consolidated Statements of Operations -
     Three Months Ended June 30, 1997 and 1996                           4

  Condensed Consolidated Statements of Cash Flows -
     Three Months Ended June 30, 1997 and 1996                           5

  Notes to Condensed Consolidated Financial Statements                   6

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8

PART II OTHER INFORMATION

  Item 2.  Changes in Securities                                        13

  Item 6.  Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                              15

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1997        MARCH 28, 1997
                                     -------------        --------------
                                      (Unaudited)                *

                              ASSETS
Current Assets:
  Cash and cash equivalents          $  48,172,411         $ 28,740,123
  Marketable securities                    520,313           15,045,482
  Accounts receivable, net             121,592,786          119,292,896
  Inventories                           68,477,128           67,895,154
  Prepaid expenses and other            20,502,143           21,971,847
                                     -------------         ------------
     Total current assets              259,264,781          252,945,502

Property and equipment, net             21,317,785           18,811,691
Other Assets:
  Intangibles, net                      22,248,053           21,616,893
  Other                                  5,370,737            4,911,501
                                      ------------         ------------
     Total assets                     $308,201,356         $298,285,587
                                      ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                    $ 69,699,998         $ 64,063,501
  Accrued expenses                      13,763,967           18,263,097
  Other                                  7,684,222            5,164,751
                                      ------------         ------------
     Total current liabilities          91,148,187           87,491,349
Long-Term debt and capital lease, net    1,609,166              559,764
Other                                    5,063,687            4,634,291
                                      ------------         ------------
     Total liabilities                  97,821,040           92,685,404
                                      ============         ============

Shareholders' Equity:
  Preferred stock, $.01 par value;
     1,000,000 shares authorized,
     no shares issued and
     outstanding                                 -                    -
  Common stock, $.01 par value;
     60,000,000 shares authorized,
     37,345,515 and 37,061,615 shares
     issued and outstanding at June
     30, 1997 and March 28, 1997,
     respectively                          373,455              370,616
  Additional paid-in capital           207,651,115          207,509,342
  Retained earnings (deficit)            2,015,769           (2,372,463)
  Cumulative foreign currency
     translation adjustment                339,977               92,688
                                      ------------         ------------
        Total shareholders' equity     210,380,316          205,600,183
                                      ============         ============
        Total liabilities and
           shareholders' equity       $308,201,536         $298,285,587
                                      ============         ============

                * Condensed from audited financial statements.
             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                     JUNE 30, 1997        JUNE 30, 1996
                                     -------------        -------------
Net Sales                             $203,542,635         $151,567,551
Cost of Goods Sold                     148,099,587          109,732,401
                                      ------------         ------------
  Gross Profit                          55,443,048           41,835,150

General and Administrative Expenses     32,090,286           22,857,157
Selling Expenses                        16,821,599           15,055,949
Merger Costs and Expenses                        -            6,934,000
                                      ------------         ------------
     Income (Loss) From Operations       6,531,163           (3,011,956)

Other Income:
  Interest income                          248,145              528,153
  Other income                             581,839              404,275
                                      ------------         ------------
                                           829,984              932,428
                                      ------------         ------------
Income (Loss) before provision for
   income taxes                          7,361,147           (2,079,528)
Income Tax (provision) benefit          (2,991,054)             540,000
                                      ------------         ------------
Net Income (Loss)                     $  4,370,093         $ (1,539,528)
                                      ============         ============
Net Income (Loss) per common and
  common equivalent share             $       0.12         $      (0.04)
                                      ============         ============
Proforma tax adjustment on pooled
  S-corporation income                                         (142,000)
Proforma net loss                                          $ (1,681,528)
                                                           ============
Proforma tax adjustment per
  common and common equivalent
  share on pooled S-corporation
  income                                                   $      (0.01)
                                                           ============

Proforma net loss per common and
  common equivalent share                                  $      (0.05)
                                                           ============

Weighted Average number of
  Shares outstanding                    37,502,000           35,189,000
                                      ------------         ------------



             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                         JUNE 30, 1997        JUNE 30, 1996
                                         -------------        -------------
Cash Flows From Operating Activities:
  Net income (loss)                      $   4,370,093        $ (1,539,528)

  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
     Depreciation and amortization          2,034,408              987,148
     Provision for doubtful accounts          492,778              347,697
     Merger costs and expenses                      -            6,469,506
     Foreign currency translation             247,289               (2,189)
     Changes in operating assets and
      liabilities, net of effects
      from business acquisitions:
       Increase in accounts receivable     (1,300,197)            (858,178)
       Decrease (increase) in inventories     406,802           (3,236,991)
       Decrease in prepaid expenses
        and other current assets            1,478,273            1,924,557
       Increase in other assets            (1,298,501)          (3,548,013)
       Increase (decrease) in
        accounts payable, accrued
        expenses and other liabilities      3,879,666           (3,141,719)
                                         ------------         ------------
         Net cash provided by (used
          in) operating activities         10,310,611           (2,597,710)
                                         ------------         ------------
Cash Flows From Investing Activities:
  Net proceeds from sales of marketable
    securities                             14,525,169                    -
  Capital expenditures                     (3,473,293)          (1,437,689)
  Payment for purchases of net assets
    from business acquisitions               (350,000)          (4,572,740)
  Payments on noncompete agreements        (1,083,379)            (376,486)
                                         ------------         ------------
    Net cash provided by (used in)
      investing activities                  9,618,497           (6,386,915)
                                         ------------         ------------
Cash Flows From Financing Activities:
  Net repayments of long-term debt           (645,661)          (8,662,437)
  Net proceeds from issuance of
    common stock                              148,841              880,370
                                         ------------         ------------
  Net cash used in financing activities      (496,820)          (7,782,067)
                                         ------------         ------------
  Net increase (decrease) in cash
    and cash equivalents                   19,432,288          (16,766,692)
Cash and cash equivalents, beginning
  of period                                28,740,123           86,333,789
                                         ------------         ------------
Cash and cash equivalents, end
  of period                              $ 48,172,411         $ 69,567,097
                                         ============         ============

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Physician Sales & Service, Inc. ("PSS" or "the Company") reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated. The adjustments include the retroactive adjustment to reflect the merger with X-Ray Corporation of Georgia ("X-ray GA") effective December 20, 1996, accounted for under the pooling-of-interests method.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

     Financial statements for the Company's subsidiary outside the United States are translated into U.S. dollars at quarter-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year. Certain items have been reclassified to conform to the current year presentation.


NOTE 2 - BUSINESS ACQUISITIONS

     During the three months ended June 30, 1997, the Company acquired a radiology and imaging distributor in a stock-for-stock merger accounted for under the pooling-of-interests method by issuing 167,311 shares of common stock. The acquired company reported $17 million in revenue for the twelve months prior to acquisition by the Company. The accompanying consolidated financial statements have not been restated for periods prior to the pooling due to immateriality. Accordingly, the results of operations of have been reflected in the consolidated financial statements prospectively from the acquisition date in June of 1997.

     Additionally, during the three months ended June 30, 1997, the Company acquired the stock of a medical supply and equipment distributor for cash and the assets of another medical supply and equipment distributor for cash. Proforma financial information related to these acquisitions is not presented due to immateriality.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Following is separate company data of PSS and X-Ray GA for the period prior to the Merger. X-ray GA was a Subchapter S Corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. The table includes unaudited proforma net (loss) and net (loss) per share amounts which reflect proforma adjustments to present income taxes of X-ray GA on the basis on which they will be reported in future periods.

                                                  Three Months Ended
                                                    June 30, 1996
                                                    (in thousands)
                                                  ------------------
     Net Sales
        PSS                                            $139,703
        X-ray GA                                         11,865
                                                       --------
     Total                                             $151,568
     Net Income (Loss)
        PSS                                            $ (1,914)
        X-ray GA                                            374
                                                       --------
     Net Loss as Reported                                (1,540)
     Proforma Tax Provision for X-ray GA                   (142)
                                                       --------
     Proforma Net Loss                                   (1,682)
                                                       ========
     Net Loss Per Share
        As Reported                                    $   (0.4)
        Proforma                                       $   (0.5)
                                                       --------


NOTE 3  SUBSEQUENT EVENTS

     On July 20, 1997, the Company acquired an imaging distributor for an aggregate purchase price of approximately $18.2 million comprised of 868,364 shares of common stock and cash of approximately $2.5 million to be accounted for as a purchase. The acquired company distributes radiology and imaging equipment, chemicals and supplies, and provides technical service to the acute and alternate site markets through seven locations in seven states in the Midwest. The acquired company reported $76 million in revenues for the latest twelve month period.

     On August 12, 1997, the Company signed a definitive agreement to merge with S&W X-Ray, Inc. ("S&W"). The Company intends to acquire S&W in a stock-for-stock merger, to be accounted for as a pooling-of-interests. S&W reported $73 million in revenues for the latest twelve month period.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians. The Company currently operates 61 physician office medical supply distribution ("Physician Supply Division") service centers distributing to approximately 103,000 physician office sites in all 50 states. The Company's primary market is the approximately 399,000 physicians who practice medicine in approximately 198,000 office sites throughout the United States. For fiscal 1997, the Company generated net revenues of $691.0 million.

     The Company, through its wholly-owned subsidiary, Diagnostic Imaging
("DI" or "Imaging Division"), distributes medical diagnostic imaging supplies, chemicals, equipment and service to the acute care and alternate care market. DI currently operates 20 imaging service centers in ten states in the Southeast and Midwest.

     The Company also distributes medical supplies and equipment in Belgium, France, Germany, and the Netherlands through its WorldMed International, Inc. subsidiary ("International Division"). The Company currently has three International Division service centers distributing to the acute and alternate care markets.

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

INDUSTRY

     According to industry estimates, the medical supply and equipment segment of the health care industry represents a $30.2 billion market, of which $6.6 billion represents the primary care and other office-based physicians. The medical supply and equipment industry is estimated to be growing at an annual rate of 6% to 8%. The Company has historically grown faster than the overall market. The Company estimates that approximately 300 companies supply medical products to the office-based physician sector.

     The diagnostic imaging industry represents a $4.1 billion market, representing the sale and service of diagnostic imaging equipment and supplies to the acute care market, imaging centers and physician offices. Approximately $2.3 billion of the diagnostic imaging market is sold through independent distributors and the remainder is sold directly by manufacturers. The diagnostic imaging industry is highly fragmented with unconsolidated distributors representing approximately 70% of the market.

COMPANY GROWTH

     Since its inception in 1983, the Company has achieved significant growth in the number of service center locations, geographic area of operation, net sales, and profitability. During the fiscal years 1992 through 1997, the Company and its subsidiaries' net sales, excluding the retroactive effect of mergers, grew at a compound annual rate of approximately 49%, and giving retroactive effect of mergers, the Company's net sales grew at a compound annual rate of approximately 27%. The number of company service centers has grown from two at the end of fiscal 1984 to 84 currently, including 61 Physician Supply Division service centers, 20 Imaging Division services centers and three International Division service centers. In order of priority, the Company's growth has been accomplished through (i) acquiring regional and local physician supply companies

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

(ii) acquiring local and regional imaging companies, (iii) increasing sales from existing Physician Supply Division service centers, and (iv) opening start-up Physician Supply Division service centers.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three months ended June 30, 1997 and 1996:

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     NET SALES. Net sales for the three months ended June 30, 1997 totaled $203.5 million, an increase of $52.0 million or 34.3% over net sales of $151.6 million for the three months ended June 30, 1996. The sales from the Imaging Division increased to $44.9 million for the three months ended June 30, 1997 from $11.9 million for the three months ended June 30, 1996. In order of contribution to the increase, net sales increased as the result of (i) net sales of the Imaging Division centers acquired during the last nine months of fiscal 1997, (ii) internal sales growth of Physician Supply Division centers operating at least two years, and (iii) net sales of Physician Supply Division centers recently acquired.

     The Company's Physician Supply Division service centers operating for at least 24 consecutive months as of fiscal year ended 1998 generated same center sales growth of 13% for the three months ended June 30, 1997. The sales growth resulted from the continued development of PSS's sales force, further market penetration, increased emphasis on diagnostic equipment and supplies, and expansion of existing territories served by individual service centers.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1997 totaled $55.4 million, an increase of $13.6 million or 32.5% over the three months ended June 30, 1996 total of $41.8 million. Gross profit as a percentage of net sales decreased to 27.2% for the three months ended June 30, 1997 from 27.6% for the three months ended June 30, 1996. The decrease in gross profit percentage is attributable to lower margins of the recently acquired Imaging Division operations, which had an average gross profit of 20.5% for the three months ended June 30, 1997. The Company is currently in the third year of a five year exclusive distributorship agreement with Abbott Laboratories. For the three months ended June 30, 1997 and 1996, gross profit on sales of Abbott products were 22.0% and 20.8%, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1997 totaled $32.1 million, an increase of $9.2 million or 40.4% over the three months ended June 30, 1996 total of $22.9 million. As a percentage of sales, general and administrative expenses increased to 15.8% for the three months ended June 30, 1997 from 15.1% for the three months ended June 30, 1996. Contributing to the increase in general and administrative expenses as a percentage of net sales was the Company's strategy to focus its Physician Supply Division sales efforts on penetration of more profitable areas of the market, which resulted in lower but more profitable growth in sales. The increase in general and administrative expenses is also attributable to continuing investment in resources to respond to a changing health care market. The Company has increased its focus on sales of diagnostic equipment to office based physicians and on penetration of the managed care market segment. Since inception, the Company has maintained a comprehensive and consultative sales approach with an emphasis on diagnostic products, which includes sophisticated diagnostic equipment and supplies related to the use of such equipment. At the beginning of fiscal 1996, the Company created a diagnostic team to train and educate newly hired or acquired sales representatives about the diagnostic equipment sales process. As a result, the Company has been able to maintain its diagnostic products sales at approximately 20% of total net sales. Sales of diagnostic equipment, while generally lower in gross margin than supplies, require the reordering of diagnostic reagents which generally yield higher margins.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The Company continued to increase its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations and group purchasing organizations through the expansion of its national accounts team.

     SELLING EXPENSES. Selling expenses for the three months ended June 30, 1997 totaled $16.8 million, an increase of $1.8 million or 11.7% over the three months ended June 30, 1996 total of $15.1 million. As a percentage of sales, selling expenses decreased to 8.2% for the three months ended June 30, 1997 from 9.9% for the three months ended June 30, 1996. The decrease in selling expense as a percentage of sales was primarily a result of the operations of the new Imaging Division which incurs significantly lower selling expense as a percentage of net sales than the Physician Supply Division.

     MERGER COSTS AND EXPENSES. During the three months ended June 30, 1997, the Company did not incur any non-recurring merger costs and expenses related to the acquisitions. During the three months ended June 30, 1996, the Company recorded non-recurring merger costs and expenses of approximately $6.9 million associated with the mergers of PSS and four medical supply and equipment distributors. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees as well as consolidation costs from the closing of duplicate service center locations and reducing personnel.

     OPERATING INCOME (LOSS). The Company recorded operating income of $6.5 million for the three months ended June 30, 1997 as compared to an operating loss of $3.0 million for the three months ended June 30, 1996. The operating results for the three months ended June 30, 1996 include non-recurring merger costs and expenses of approximately $6.9 million. Excluding the effect of these non-recurring costs, operating income increased $2.6 million or 67% to $6.5 million for the three months ended June 30, 1997 from $3.9 million for the three months ended June 30, 1996.

     INTEREST INCOME. The Company recorded interest income from short-term investments of approximately $ 320,000 during the three months ended June 30, 1997. Interest expense for the three months ended June 30, 1997 was approximately $70,000. Interest expense was related to debt of companies acquired which was repaid upon acquisition.

     OTHER INCOME. The Company's other income totaled $0.6 million and $0.4 million, an increase of $0.2 million or 43.9%, for the three months ended June 30, 1997 and 1996, respectively. Other income primarily represents finance charges on customer accounts.

     (PROVISION) BENEFIT FOR INCOME TAXES. The income tax provision totaled $3.0 million for the three months ended June 30, 1997 as compared to the income tax benefit of $0.5 million for the three months ended June 30, 1996. The income tax computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they were incurred.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     NET INCOME (LOSS). Net income totaled $4.4 million for the three months ended June 30, 1997 as compared to a net loss of $1.5 million for the three months ended June 30, 1996. The net loss for the three months ended June 30, 1996 includes approximately $6.9 million of non-recurring merger costs and expenses. The following table shows net income (loss) and net income (loss) per share for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 as reported and the pro-forma effect on net income per share excluding these non-recurring merger costs and expenses and the related tax effects.

                                    Pro-forma excluding non-
                               recurring merger costs and expenses           As reported
                                       Three Months Ended                 Three Months Ended

                                  June 30, 1997  June 30, 1996       June 30, 1997  June 30, 1996
                                  -------------  -------------       -------------  -------------
Net income (loss) (in thousands)    $  4,370        $ 3,135             $ 4,370       $ (1,540)
Net income (loss)
   per share                        $   0.12        $  0.09             $  0.12       $  (0.04)


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $168.1 million and $165.4 million as of June 30, 1997 and March 28, 1997, respectively. Accounts receivable (net of allowances) were $121.6 million and $119.3 million as of June 30, 1997 and March 28, 1997, respectively. The average number of days sales in accounts receivable was approximately 53 days for the three months ended June 30, 1997 and 56 days for the year ended March 28, 1997, respectively. Inventories were $68.5 million and $67.9 million as of June 30, 1997 and March 28, 1997, respectively. The Company had annual inventory turnover of 8.7 times for the three months ended June 30, 1997 and 8.1 times for the year ended March 28, 1997.

     Net cash provided by operating activities was $10.3 million for the three months ended June 30, 1997 compared to net cash used in operating activities of $2.6 million for the three months ended June 30, 1996. The improvement resulted from improved operating results for the three months ended June 30, 1997. For the three months ended June 30, 1996, a significant portion of these funds were utilized to consolidate the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel in conjunction with mergers.

     Net cash provided by investing activities for the three months ended June 30, 1997 consisted primarily of the proceeds from sales of marketable securities offset by capital expenditures and the payments on noncompete agreements. Net cash used in investing activities for the three months ended June 30, 1996 consisted primarily of payments for purchases of net assets of businesses acquired. Net cash used in financing activities was $0.5 million for the three months ended June 30, 1996. Net cash used in financing activities of $7.8 million for the three months ended June 30, 1996 consisted primarily of repayments of outstanding debt of companies acquired.

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

                                    PART II
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable.
     (b)  Not applicable.
     (c) On March 20, 1997, the Company issued 407,317 shares of common stock, including 31,339 shares which are being held in escrow pending the resolution of potential indemnifiable claims, to the former shareholder of Rad-Tech X-Ray, Inc. in exchange for all of the shares of Rad-Tech X-Ray, Inc. common stock. The issuance of the securities was made in reliance on the exemption from registration provided under
          Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipient for investment and with no view toward the public resale or distribution thereof without registration. The recipient qualified as an accredited investor, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

          On June 2, 1997, the Company issued 167,311 shares of common stock, including 22,214 shares which are being held in escrow pending the resolution of potential indemnifiable claims, to the former shareholders of Thompco Medical, Inc. common stock. The issuance of the securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution thereof without registration. The recipients were accredited investors or sophisticated investors the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS


EXHIBIT NO.  DESCRIPTION
-----------  -----------
    3.1      Amended and Restated Articles of Incorporation dated March 15,
             1994. (1)
    3.2      Amended and Restated Bylaws dated March 15, 1994. (1)
   10.1 Financing and Security Agreement between the Company and NationsBank of Georgia, N.A. (as successor to NCNB National Bank of Florida), dated as of September 26, 1991, as amended. (2)
   10.2 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, LP, dated as of March 16, 1994. (2)
   10.3      Employment Contract, as amended, for Patrick C. Kelly. (2)
   10.4      Incentive Stock Option Plan dated May 14, 1986. (2)
   10.5 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway. (2)
   10.6 Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young. (2)
   10.7      Shareholders Agreement between the Company and John D. Barrow. (2)
   10.8      Amended and Restated Directors Stock Plan. (7)
   10.9      Amended and Restated 1994 Long Term Incentive Plan. (7)
   10.10     Amended and Restated 1994 Long Term Stock Plan. (7)
   10.11     1994 Employee Stock Purchase Plan (3)
   10.12     1994 Amended Incentive Stock Option Plan (2)
   10.13 Amended and Restated Loan and Security Agreement between the Company and NationsBank of Georgia, N.A. dated December 21, 1994
             (4)
   10.14 Distributorship Agreement between Abbott Laboratories and Physician Sales & Service, Inc. (Portions omitted as confidential -Separately filed with Commission). (5)
   10.15 Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc. (5)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
   10.16     Amendment to Employee Stock Ownership Plan. (7)
   10.16a    Amendment and Restatement of the Physician Sales and Service, Inc.
             Employee Stock Ownership and Savings Plan.
   10.16b    First Amendment to the Physician Sales and Service Inc. Employee
             Stock Ownership and Savings Plan.
   10.17     Third Amended and Restated Agreement and Plan of Merger By and
             Among Taylor Medical, Inc. and Physician Sales & Service, Inc.
             (including exhibits thereto) (6)
   10.18     Agreement and Plan of Merger by and Among Physician Sales &
             Service, Inc., PSS Merger Corp. and and Treadway Enterprises, Inc.
             (8)
   27        Financial Data Schedule (for SEC use only)

-----------
(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(3) Incorporated by Reference to the Company's Registration Statement on Form S-8, filed October 7, 1994
(4) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994.
(5) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1995.
(6) Incorporated by Reference to the Company's Report on Form 10-K for the fiscal year ended March 30, 1996.
(7) Incorporated by Reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996
(8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.

     (B) REPORTS ON FORM 8-K
          None

                               OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1997.


                                               PHYSICIAN SALES & SERVICE, INC.

                                               /s/  David A. Smith
                                               -------------------------------
                                                    David A. Smith
                                                    Executive Vice President and
                                                    Chief Financial Officer