Form 10-Q
period 1997-09-30
PHYSICIAN SALES & SERVICE INC /FL/
filed 1997-11-14
CIK 920527

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended      SEPTEMBER 30, 1997
                                        -------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to
                                   ------------    -------------

                       Commission File Number    0-23832
                                                 -------



                        PHYSICIAN SALES & SERVICE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                             59-2280364
----------------------------                           ----------------------
(State or other jurisdiction                               (IRS employer
    of incorporation)                                  identification number)


        4345 Southpoint Blvd.
        Jacksonville, Florida                                    32216
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)


                Registrant's telephone number   (904) 332-3000
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

                               [X] Yes    [ ] No


     As of November 14, 1997 a total of 40,226,531 shares of common stock, par value $.01 per share, of the registrant were outstanding.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                              SEPTEMBER 30, 1997


                                     INDEX


Part I FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                   -----------
       Item 1. Financial Statements

       Condensed Consolidated Balance Sheets -
         September 30, 1997 and March 28, 1997                           3

       Condensed Consolidated Statements of Operations -
         Three and Six Months Ended September 30, 1997 and 1996          4

       Condensed Consolidated Statements of Cash Flows -
         Six Months Ended September 30, 1997 and 1996                    5

       Notes to Condensed Consolidated Financial Statements              6

       Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

PART II OTHER INFORMATION

       Item 2. Changes in Securities and Use of Proceeds                13

       Item 4. Submission of Matters to a Vote of Security Holders      13

       Item 6. Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                              16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,           MARCH 28,
                                                             1997                  1997
                                                         -------------         ------------
                                                          (UNAUDITED)               *
                             ASSETS
Current Assets:
  Cash and cash equivalents                               $ 22,273,065         $ 29,075,157
  Marketable securities                                        841,874           15,045,482
  Accounts receivable, net                                 150,995,248          130,426,326
  Inventories                                               79,128,586           75,185,728
  Prepaid expenses and other                                32,437,335           24,120,998
                                                          ------------         ------------
          Total current assets                             285,676,108          273,853,691

Property and equipment, net                                 22,599,097           20,202,967

Other Assets:
  Intangibles, net                                          47,692,316           22,083,560
  Other                                                      6,957,752            5,129,048
                                                          ------------         ------------
          Total assets                                    $362,925,273         $321,269,266
                                                          ============         ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $ 83,529,628         $ 69,011,247
  Accrued expenses                                          23,937,398           20,012,856
  Current maturities of long-term debt and
    capital lease obligations                                  290,342            8,099,064
  Other                                                     15,267,440            5,131,051
                                                          ------------         ------------
          Total current liabilities                        123,024,808          102,254,218

Long-term debt and capital lease obligations,
  net of current portion                                     1,748,999            3,825,333
Other                                                        4,150,590            4,634,291
                                                          ------------         ------------
          Total liabilities                                128,924,397          110,713,842
                                                          ------------         ------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized, no shares issued and outstanding                     -                    -

  Common stock, $.01 par value; 60,000,000 shares
    authorized, 40,097,445 and 38,799,073 shares
    issued and outstanding at September 30, 1997 and
    March 28, 1997, respectively                               400,975              387,991


  Additional paid-in capital                               221,075,112          207,675,161
  Retained earnings                                         12,245,442            3,767,240
  Foreign currency translation                                 279,347               92,688
                                                          ------------         ------------
                                                           234,000,876          211,923,080
          Unearned ESOP shares of acquired company                   -           (1,367,656)
                                                          ------------         ------------
          Total shareholders' equity                       234,000,876          210,555,424
                                                          ------------         ------------
          Total liabilities and shareholders' equity      $362,925,273         $321,269,266
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

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       1997             1996             1997             1996
                                                   -------------    -------------    -------------    -------------
Net sales                                           $253,064,044     $190,316,820     $476,637,529     $359,573,371
Cost of goods sold                                   183,784,122      139,207,779      347,353,707      262,935,180
                                                    ------------     ------------     ------------     ------------
          Gross profit                                69,279,922       51,109,041      129,283,822       96,638,191

General and administrative expenses                   38,481,853       28,724,484       72,731,472       54,490,319
Selling expenses                                      21,375,335       16,542,252       39,461,458       31,613,421

Merger costs and expenses                              1,838,498                -        1,838,498        6,934,000
Non-recurring ESOP cost of acquired company            1,838,956          399,989        2,457,074          700,011
                                                    ------------     ------------     ------------     ------------

          Income from operations                       5,745,280        5,442,316       12,795,320        2,900,440
                                                    ------------     ------------     ------------     ------------

Other income (expense):
  Interest income (expense)                             (165,743)         522,512          (98,598)       1,050,665
  Other income                                         1,428,855          412,976        2,020,609          674,251
                                                    ------------     ------------     ------------     ------------
                                                       1,263,112          935,488        1,922,011        1,724,916
                                                    ------------     ------------     ------------     ------------

Income before provision for income taxes               7,008,392        6,377,804       14,717,331        4,625,356
Provision for income taxes                             3,030,849        2,258,136        6,168,905        1,862,136
                                                    ------------     ------------     ------------     ------------

Net income                                          $  3,977,543     $  4,119,668     $  8,548,426     $  2,763,220
                                                    ============     ============     ============     ============

Net income per common and common
 equivalent share                                   $       0.10     $       0.11     $       0.21     $       0.07
                                                    ============     ============     ============     ============

Proforma tax adjustment on pooled
 S-Corporation income                                                     (58,505)                         (202,505)
Proforma net income                                                  $  4,061,163                      $  2,560,715
                                                                     ============                      ============

Proforma tax adjustment per common and common
 equivalent share on pooled S-Corporation
 income                                                              $        0.0                      $        0.0
                                                                     ============                      ============

Proforma net income per common and common
 equivalent share                                                    $       0.11                      $       0.07
                                                                     ============                      ============

Weighted average number of shares outstanding         40,295,000       38,081,000       39,832,000       38,006,000
                                                    ============     ============     ============     ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                                  1997              1996
                                                                              -------------     -------------
Cash Flows From Operating Activities:
   Net income                                                                 $  8,548,486       $  2,763,220
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
        Depreciation and amortization                                            4,389,572          2,338,402
        Provision for doubtful accounts                                            825,332            872,916
        Merger costs and expenses                                                  595,737          6,469,506
        Foreign currency translation                                               186,659             (3,714)
        Nonrecurring ESOP cost of acquired company                               2,457,074            700,011
        Changes in operating assets and liabilities, net of
          effects from business acquisitions:
             Increase in accounts receivable                                   (13,840,520)        (8,703,083)
             Decrease in inventories                                             5,938,303            218,788
             (Increase) decrease in prepaid expenses and other
                 current assets                                                 (4,785,189)         1,011,976
             Increase in other assets                                           (2,493,087)        (4,160,987)
             Increase in accounts payable, accrued
                 expenses and other liabilities                                  9,828,966            771,204
                                                                              ------------       ------------
                 Net cash provided by operating activities                      11,651,333          2,278,239
                                                                              ------------       ------------
Cash Flows From Investing Activities:
   Proceeds from sales of marketable securities                                 14,203,608                  -
   Capital expenditures                                                         (4,224,918)        (3,021,837)
   Purchases of net assets from business acquisitions                           (3,257,354)        (5,083,487)
   Payments on noncompete agreements                                            (1,576,148)          (744,472)
                                                                              ------------       ------------
                 Net cash provided by (used in) investing
                    activities                                                   5,145,188         (8,849,796)


Cash Flows From Financing Activities:
   Net repayments of long-term debt of acquired companies                      (24,444,031)        (9,996,803)
   Net proceeds from issuance of common stock                                      845,418          1,576,407
                                                                              ------------       ------------
                 Net cash used in financing activities                         (23,598,613)        (8,420,396)
                                                                              ------------       ------------

Net decrease in cash and cash equivalents                                       (6,802,092)       (14,991,953)

Cash and cash equivalents, beginning of period                                  29,075,157         86,448,942
                                                                              ------------       ------------

Cash and cash equivalents, end of period                                      $ 22,273,065       $ 71,456,989
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

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Physician Sales & Service, Inc. ("PSS"or the "Company") reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated. The adjustments include the retroactive adjustment to give effect to the merger with X-Ray Corporation of Georgia ("X-Ray GA") effective December 20, 1996, and to the merger with S & W X-Ray, Inc. ("S & W") effective September 23, 1997, both accounted for under the pooling-of-interests method.

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

NOTE 2 - BUSINESS ACQUISITIONS

     Effective as of July 18, 1997, the Company acquired an Imaging Division company comprised of three imaging and equipment distributors with annualized revenues of approximately $76 million in a transaction accounted for as a purchase. The aggregate consideration of approximately $13.8 million was comprised of approximately $2.5 million in cash and 868,364 shares of unregistered common stock. The excess of the purchase price paid over the fair market value of the tangible net assets acquired of approximately $18.0 million has been recorded as goodwill and will be amortized on a straight-line basis over thirty years. The allocation of purchase price is based upon preliminary estimates of fair value and costs to be incurred and subject to revision at a later date.

     On August 8, 1997, the Company merged with a medical supply and equipment distributor with annualized sales of approximately $1.7 million in a stock for assets merger accounted for under the pooling-of-interests method. The Company issued approximately 35,000 shares of PSS common stock in exchange for all of the net assets of the acquired company. The accompanying consolidated financial statements have not been restated for periods prior to the pooling due to immateriality. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date and the deficit of approximately $0.1 million of the acquired company has been recorded as an adjustment to retained earnings of the Company.

     On September 23, 1997, the Company acquired S&W, a radiology and imaging distributor, in a stock-for-stock merger accounted for under the pooling-of-interest method by issuing 1,737,457 shares of common stock to the former shareholders of S&W in exchange for all of the outstanding shares of capital stock of S&W valued at $26.0 million at the time of the merger. S&W reported $72.0 million in revenues for the 12 months prior to acquisition by the Company. The accompanying consolidated financial statements have been restated for periods prior to the pooling.

     Merger costs and expenses of $1.8 million were incurred during the three months ended September 30, 1997. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting, and filing fees. Additional merger costs and expenses will be recorded next quarter related to the consolidation of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The following presents separate company data of PSS, X-Ray GA and S&W for the periods prior to merger. X-Ray GA was an S Corporation for income tax purposes, and therefore did not pay U.S. federal income taxes. The table includes unaudited proforma net income and net income per share amounts which reflect proforma adjustments to present income taxes of X-Ray GA on the basis on which they will be reported in future periods. X-Ray GA results of operations are combined with PSS for periods subsequent to the date of merger.

                                                       Three Months Ended                         Six Months Ended
                                            September 30, 1997   September 30, 1996   September 30, 1997   September 30, 1996
                                              (in thousands)       (in thousands)       (in thousands)       (in thousands)
                                            ---------------------------------------------------------------------------------
Net Sales
     PSS                                         $235,084             $161,912             $438,635             $301,614
     X-Ray GA                                           -               10,447                    -               22,312
     S&W                                           17,980               17,958               38,003               35,647
                                                 --------             --------             --------             --------
Total                                            $253,064             $190,317             $476,638             $359,573

Net Income (Loss)
     PSS                                         $  6,284             $  3,784             $ 10,643             $  1,871
     X-Ray GA                                           -                  360                    -                  742
     S&W                                           (2,306)                 (24)              (2,095)                 150
                                                 --------             --------             --------             --------
Net Income as Reported                           $  3,978             $  4,120             $  8,548             $  2,763
                                                 ========                                  ========
Proforma tax Provision for X-Ray GA                                        (59)                                     (202)
                                                                      --------                                  --------
Proforma Net Income                                                   $  4,061                                  $  2,561
                                                                      ========                                  ========
Proforma Net Income Per Share
     As Reported                                 $   0.10             $   0.11             $   0.21             $   0.07
     Proforma                                                         $   0.11                                  $   0.07


NOTE 3  RELATED-PARTY TRANSACTIONS

     During September 1997, the Company loaned its Chairman of the Board and Chief Executive Officer approximately $3.0 million to refinance debt incurred in connection with previous purchases of common stock. The loans are unsecured, and expected to be repaid over a 10-year period, and bear interest at 6.55%.


NOTE 4  SUBSEQUENT EVENTS

     In October 1997, the Company issued 8.5% senior subordinated notes due in 2007 (the "Notes") in the amount of $125.0 million with net proceeds to the Company of $119.8 million after deduction for offering costs. Interest on the Notes will accrue from their date of original issuance and will be payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum.

     In October 1997, the Company merged with a Physician Supply Division medical supply and equipment distributor located in Los Angeles, California in a stock-for-stock merger to be accounted for as a pooling-of-interests. The acquired company reported $5.0 million in revenues for the latest twelve months.

     In October 1997, the Company acquired certain assets of a Imaging Division medical imaging distributor based in Tallahassee, Florida. The acquired company reported revenues of approximately $5.0 million for the latest twelve months.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

     The Company, through its wholly-owned subsidiary, Diagnostic Imaging ("DI or Imaging Division"), distributes medical diagnostic imaging supplies, chemicals, equipment and provides service to the acute and alternate care markets. DI currently operates 25 imaging service centers in ten states in the Southeast, Northeast and Midwest.

     The Company also distributes medical supplies and equipment in Belgium, France, Germany, and the Netherlands through its WorldMed International, Inc. subsidiary ("International Division"). The Company currently has three International Division service centers distributing to the acute and alternate care markets.

     The Company's primary objectives are to be capable of servicing the medical equipment and supply needs of every office-based physician in the United States, to create a national diagnostic imaging distribution company, and to expand its presence in the European medical equipment and supply market. To achieve these objectives and increase profitability, the Company intends to (i) continue to acquire physician supply and equipment distributors, especially in existing markets where it can leverage its distribution infrastructure and gain market share, (ii) acquire diagnostic imaging distributors to expand its geographic coverage and leverage its existing infrastructure, (iii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing and a broad product line, including sophisticated diagnostic equipment, (iv) expand operating margins, (v) open new service centers in selected markets where acquisition opportunities are not available, and (vi) invest in sophisticated information systems that bring efficiency to the Company and its subsidiaries.

INDUSTRY

     According to industry estimates, the medical supply and equipment segment of the health care industry represents a $30.2 billion market, of which $5.5 billion represents the primary care and other office-based physicians sector. The medical supply and equipment industry is estimated to be growing at an annual rate of 6% to 8%. The Company has historically grown faster than the overall market. The Company estimates that approximately 300 companies supply medical products to the office-based physician sector.

     The diagnostic imaging industry represents a $5.0 billion market consisting of the sale and service of diagnostic imaging equipment and supplies to the acute care market, imaging centers and physician offices. Approximately $2.3 billion of the diagnostic imaging market is sold through independent distributors and the remainder is sold directly by manufacturers. The diagnostic imaging industry is highly fragmented with unconsolidated distributors representing approximately 40% of the market.

COMPANY GROWTH

     Since its inception in 1983, the Company has achieved significant growth in the number of service center locations, geographic area of operation, net sales, and profitability. During fiscal years 1992 through 1997, the Company and its subsidiaries' net sales, excluding the retroactive effect of material mergers, grew at a compound annual rate of approximately 49%, and giving retroactive effect of material mergers, the Company's net sales grew at a compound annual rate of approximately 27%. The number of company service centers has grown from two at the end of fiscal 1984 to 89 currently, including 61 Physician Supply Division service centers, 25 Imaging Division services centers and three International Division service centers. In order of significance, the Company's growth has been accomplished through (i) acquiring regional and local physician supply companies (ii) acquiring local and regional imaging companies service centers, (iii) increasing sales from existing Physician Supply Division service centers, and (iv) opening start-up Physician Supply Division service centers.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and six months ended September 30, 1997 and 1996:

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     NET SALES. Net sales for the three months ended September 30, 1997 totaled $253.1 million, an increase of $62.8 million or 33.0% over net sales of $190.3 million for the three months ended September 30, 1996. Net sales for the six months ended September 30, 1997 totaled $476.6 million, an increase of $117.0 million or 32.6% over net sales of $359.6 million for the six months ended September 30, 1996. In order of contribution to the increase, net sales increased as the result of (i) net sales of the Imaging Division service centers acquired during the last nine months of fiscal 1997, (ii) internal sales growth of Physician Supply Division service centers operating at least two years, and
(iii) net sales of Physician Supply Division service centers recently acquired.

     The Company's service centers operating for at least 24 consecutive months generated same center sales growth of approximately 21% for the three months ended September 30, 1997, excluding $18 million of low-profit business eliminated by the Company. The sales growth resulted from the continued development of PSS's sales force, further market penetration, increased emphasis on diagnostic equipment and supplies, and expansion of existing territories served by individual service centers.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1997 totaled $69.3 million, an increase of $18.2 million or 35.6% over the three months ended September 30, 1996 total of $51.1 million. Gross profit for the six months ended September 30, 1997 totaled $129.3 million, an increase of $32.7 million or 33.8% over the six months ended September 30, 1996 total of $96.6 million. Gross profit as a percentage of net sales increased to 27.4% and 27.1% for the three and six months ended September 30, 1997 from 26.9% for the three and six months ended September 30, 1996. The increase in gross profit percentage is the result of higher gross profit margins in the Physician Supply Division due to the elimination of low-profit business during the six months ended September 30, 1997 and the increase in gross profit on sales of Abbott products in connection with the exclusive distributorship agreement with Abbott Laboratories.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 1997 totaled $38.5 million, an increase of $9.8 million or 34.0% over the three months ended September 30, 1996 total of $28.7 million. General and administrative expenses for the six months ended September 30, 1997 totaled $72.7 million, an increase of $18.2 million or 33.5% over the six months ended September 30, 1996 total of $54.5 million. As a percentage of net sales, general and administrative expenses were at 15.2% and 15.3% for the three and six months ended September 30, 1997 and at 15.1% and 15.2% for the three and six months ended September 30, 1996 despite operating costs incurred associated with transitioning merged and acquired operations.

     SELLING EXPENSES. Selling expenses for the three months ended September 30, 1997 totaled $21.4 million, an increase of $4.9 million or 29.2% over the three months ended September 30, 1996 total of $16.5 million. Selling expenses for the six months ended September 30, 1997 totaled $39.5 million, an increase of $7.9 million or 24.8% over the six months ended September 30, 1996 total of $31.6 million. As a percentage of sales, selling expenses decreased to 8.4% and 8.3% for the three and six months ended September 30, 1997 from 8.7% and 8.8% for the three and six months ended September 30, 1996. The decrease in selling expense as a percentage of sales was primarily a result of the operations of the new Imaging Division which incurs significantly lower selling expense as a percentage of net sales than the Physician Supply Division.

     MERGER COSTS AND EXPENSES.   During the six months ended September 30,
1997, the Company recorded $1.8 million in non-recurring merger costs and expenses associated with the acquisition of an Imaging Division imaging distributor. During the six months ended September 30, 1996, the Company recorded non-recurring merger costs and expenses of approximately $6.9 million associated with the mergers of Physician Supply Division and three medical supply and equipment distributors. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel. The Company expects to incur additional merger costs and expenses related to the merger of S&W consummated September 23, 1997.

     Nonrecurring ESOP Cost of Acquired Company. Prior to the acquisition of S&W by the Company, S&W sponsored a leveraged ESOP plan. As S&W shares were released from collateral, the Company reported compensation expense equal to the current market price of the shares released. ESOP related compensation expense for the six months ended September 30, 1997 and 1996 totaled $2.5 million and $0.7 million, respectively. The increase in compensation expense is due to an increase in the number of shares released and an increase in the market price of the related stock. As of September 30, 1997 there were no remaining unallocated S&W ESOP shares and there will be no related expense subsequent to September 30, 1997. It is Management's intention to terminate this plan.

     OPERATING INCOME.   Operating income for the three months ended September
30, 1997 totaled $5.7 million, an increase of $0.3 million or 5.6%, compared to operating income of $5.4 million for the three months ended September 30, 1996. The Company recorded operating income of $13.0 million for the six months ended September 30, 1997, an increase of $10.1 million or 341.2%, compared to operating income of $2.9 million for the six months ended September 30, 1996. The operating results for the three and six months ended September 30, 1997 include non-recurring merger costs and expenses and ESOP costs of an acquired company of approximately $3.7 and $4.3 million, respectively. The operating results for the three and six months ended September 30, 1996 include non-recurring merger costs and expenses and ESOP costs of an acquired company of approximately $0.4 and $7.6 million, respectively. Excluding the effect of these non-recurring costs, operating income for the three and six months ended September 30, 1997, would have increased 61.3% and 62.2% to $9.4 million and $17.1 million, respectively from operating income of $5.8 million and $10.5 million for the three and six months ended September 30, 1996.

     INTEREST INCOME (EXPENSE). For the three and six months ended September 30, 1997 included in net interest expense is interest income of $0.2 and $0.5 million from short term investments offset by interest expense of $0.4 million and $0.6 million related to debt of merged companies for which the financial statements have been restated. Net interest income for the three and six months ended September 30, 1996 totaled $0.5 million and $1.1 million. The decrease in interest income is the result of the use of cash invested in short term investments to acquire Physician Supply Business and Imaging Division Companies.

     OTHER INCOME.   Other income for the three and six months ended September
30, 1997 increased $1.0 and $1.3 million to $1.4 million and $2.0 million respectively. Other income consists of finance charges on customer accounts, Imaging Division customer delivery charges and financing performance incentives. The increase in other income results from the growth in the Company's operations.

     PROVISION FOR INCOME TAXES. The income tax provision totaled $3.0 million for the three months ended September 30, 1997 as compared to a provision for income taxes of $2.3 million for the three months ended September 30, 1996. The income tax provision totaled $6.2 million for the six months ended September 30, 1997 as compared to a provision for income taxes of $1.9 million for the six months ended September 30, 1996. The income tax provision computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they were incurred.

     NET INCOME. Net income totaled $4.0 million for the three months ended September 30, 1997 as compared to a net income of $4.1 million for the three months ended September 30, 1996. Net income totaled $8.5 million for the six months ended September 30, 1997 as compared to a net income of $2.8 million for the six months ended September 30, 1996. The net income for the six months ended September 30, 1997 and 1996 includes non-recurring merger costs and expenses and non-recurring ESOP costs of an acquired company. The following table presents net income and earnings per share for the three and six months ended September 30, 1997 and September 30, 1996 as reported and the pro-forma effect on net income and earnings per share excluding these non-recurring costs and expenses.

    The following table includes net income and net income per share as reported and proforma excluding nonrecurring costs for the three and six months ended September 30, 1997 and 1996.

                                        Proforma (A)                               As Reported
                                     Three Months Ended                         Three Months Ended
                              September 30, 1997   September 30, 1996  September 30, 1997  September 30, 1996
                              -------------------  ------------------  ------------------  ------------------

Net income  (in thousands)           $ 6,671               $4,134              $3,978              $4,120

Net income per share                 $  0.17               $ 0.11              $ 0.10              $ 0.11

                                          Proforma (A)                             As Reported
                                        Six Months Ended                         Six Months Ended
                              September 30, 1997   September 30, 1996  September 30, 1997  September 30, 1996
                              ------------------   ------------------  ------------------  ------------------

Net income  (in thousands)           $11,413               $7,478              $8,548              $2,763

Net income per share                 $  0.29               $ 0.20              $ 0.21              $ 0.07

------------
(A) Excludes merger costs and expenses and nonrecurring ESOP costs of acquired company.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from the Notes completed October 7, 1997 (see Note 3--Subsequent Events), and any future public offerings.

     Net cash provided by operating activities was $11.7 million for the six months ended September 30, 1997 compared to net cash provided by operating activities of $2.3 million for the six months ended September 30, 1996 due to improved operating results of the Company.

     Net cash provided by investing activities of $5.1 million for the six months ended September 30, 1997 consisted primarily of the proceeds from sales of marketable securities offset by capital expenditures, payment for purchases of net asset from business acquisitions, and the payment of noncompete agreements. Net cash used in investing activities of the six months ended September 30, 1997 of $8.8 million was primarily utilized to finance the acquisition of new service centers and capital expenditures including the use of the net proceeds from sales and maturities of cash equivalents.

     Net cash used in financing activities was $23.6 million and $8.4 million for the six months ended September 30, 1997 and 1996 respectively, which consisted primarily of repayments of outstanding debt of companies acquired.

     The Company had working capital of $162.7 million and $171.6 million as of September 30, 1997 and March 28, 1997, respectively. Accounts receivable, net of allowances, were $151.0 million and $130.4 million at September 30, 1997 and March 28, 1997, respectively. The average number of days sales in accounts receivable outstanding was approximately 53 days for the six months ended September 30, 1997 and 56 days for the year ended March 28, 1997, respectively.

     Inventories were $79.1 million and $75.2 million as of September 30, 1997 and March 28, 1997, respectively. The Company had annualized inventory turnover of 9.0 times for the six months ended September 30, 1997 and 8.2 times for the year ended March 28, 1997. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers.

     Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") totaled $24.0 million and $14.6 million for the six months ended September 30, 1997 and 1996, respectively. EBITDA margin increased to 5.0% from 4.0% for the same periods.

     The Company has historically been able to finance its liquidity needs for the expansion through lines of credit provided by banks and proceeds from the public and private offering of stock. In May 1994, the Company completed an initial public offering of Common Stock resulting in proceeds, after deducting issuance costs, of approximately $15.8 million. The Company used all of the net proceeds to reduce outstanding debt. Also, in the third quarter of fiscal year 1995, the Company amended and restated its Credit Facility, thereby increasing the maximum availability under the Credit Facility to $60.0 million with the option, on the part of the Company, to increase such availability to $75.0 million.

     In November 1995, the Company completed a secondary offering of 11.5 million shares of common stock at $17.00 per share, 8.8 million of which were offered by the Company. The Company used approximately $58.2 million and $26.9 million of the total net proceeds of $142.9 million to repay Company debt and debt assumed through acquisitions in fiscal years 1996 and 1997, respectively. Management used approximately $50.0 million in connection with acquisitions for the Imaging Business, Physician Supply Business and International Business, and general corporate purposes, including capital expenditures during fiscal year 1997. During the six months ended September 30, 1997, management used the remaining net proceeds for acquisitions, capital expenditures and general corporate purposes.

     The Company believes that the expected cash flows from operations, bank borrowings, the net proceeds of the recent debt offering, capital markets, and vendor credit should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debts for the foreseeable future. As of September 30, 1997, the Company had no outstanding debt under its Credit Facility.

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company: competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II

                               OTHER INFORMATION

                                    Rider 1
                                    -------

Item 2.  Changes in Securities and Use of Proceeds

         (a)  Not applicable.

         (b)  Not applicable.

         (c) On July 21, 1997, the Company issued an aggregate of 868,364 shares of common stock, $.01 par value per share (the "Common Stock"), including 112,658 shares which are being held in escrow pending the resolution of potential indemnifiable claims, to the former shareholders of General X-Ray, Inc., General Med Ventures, Inc. and General MedVentues International, Inc. (collectively, "General X-Ray") in exchange for all the shares of General X-Ray common stock. The issuance of the securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution thereof without registration. The recipients qualified as accredited investors, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

              On August 8, 1997, the Company issued an aggregate of 35,360 shares of Common Stock, including 5,853 shares which are being held in escrow pending the resolution of potential indemnifiable claims, to the former shareholders of Med Systems, Inc. ("Med Systems") in exchange for all of the shares of Med System common stock. The issuance of the securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investments and with no view toward the public resale or distribution thereof without registration. The recipients qualified as accredited investors, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

         (d)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's shareholders was held on July 22, 1997. The following persons nominated were elected to serve as Class I directors for a three-year term and received the number of votes set opposite their names:

     Name                            For                 Withheld
     ----                            ---                 --------
     T. O'Neal Douglas               26,091,985          200,028
     Patrick C. Kelly                26,088,442          203,571
     James L.L. Tullis               26,091,985          200,028


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          EXHIBIT NO.      DESCRIPTION
          -----------      -----------

              3.1 Amended and Restated Articles of Incorporation dated March 15, 1994.(1)

              3.2          Amended and Restated Bylaws dated March 15, 1994.(1)

             10.1 Financing and Security Agreement between the Company and NationsBank of Georgia, N.A., (as successor to NCNB National Bank of Florida), dated as of September 26, 1991, as amended.(2)

             10.2 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, L.P., dated as of March 16, 1994.(2)

             10.3          Employment Contract, as amended, for Patrick C.
                           Kelly.(2)

             10.4          Incentive Stock Option Plan dated May 14, 1986.(2)

             10.5 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway.(2)

             10.6 Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(2)

             10.7          Shareholders Agreement between the Company and John
                           D. Barrow.(2)

             10.8          Amended and Restated Directors Stock Plan.(7)

             10.9          Amended and Restated 1994 Long Term Incentive
                           Plan.(7)

             10.10         Amended and Restated 1994 Long Term Stock Plan.(7)

             10.11         1994 Employee Stock Purchase Plan.(3)

             10.12         1994 Amended Incentive Stock Option Plan.(2)

             10.13 Amended and Restated Loan and Security Agreement between the Company and NationsBank of Georgia, N.A. dated December 21, 1994.(4)

             10.14 Distributorship Agreement between Abbott Laboratories and Physician Sales & Service, Inc. (Portions omitted as confidential -Separately filed with
                           Commission).(5)

             10.15 Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(5)

             10.16         Amendment to Employee Stock Ownership Plan.(7)

             10.16a Amendment and Restatement of the Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(7)

             10.16b First Amendment to the Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(7)

             10.17 Third Amended and Restated Agreement and Plan of Merger By and Among Taylor Medical, Inc. and Physician Sales & Service, Inc. (including exhibits thereto).(6)

             10.18 Agreement and Plan of Merger by and Among Physician Sales & Service, Inc., PSS Merger Corp. and Treadway Enterprises, Inc.(8)

             10.19 Amended and Restated Agreement and Plan of Merger, dated as of August 22, 1997, among the Company, Diagnostic Imaging, Inc., PSS Merger Corp. and S&W X-Ray, Inc.(9)

             27            Financial Data Schedule (for SEC use only)

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-97524
(2) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.

(3) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.
(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(8) Incorporated by reference from the Company's Current Report on Form 8-K, filed January 3, 1997.
(9) Incorporated by reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.

Current Report on Form 8-K,
     filed January 3, 1997.

     (b)  Reports on Form 8-K

          The following current report on Form 8-K was filed during the quarter for which this report is filed:

                                                    Entities for Which
Date of Report       Item Reported                  Financial Statements Filed
--------------       -------------                  --------------------------
August 22, 1997      Rule 135c announcement of      None
                     offering of senior
                     subordinated notes

                               OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.


                                       PHYSICIAN SALES & SERVICE, INC.


                                       /s/ David A. Smith
                                       ---------------------------------
                                       David A. Smith
                                       Executive Vice President and
                                       Chief Financial Officer