Form 10-Q
period 1997-12-31
PHYSICIAN SALES & SERVICE INC /FL/
filed 1998-02-23
CIK 920527

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  DECEMBER 31, 1997
                                     -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                        Commission File Number 0-23832
                                               -------

                        PHYSICIAN SALES & SERVICE, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)


               Florida                             59-2280364
               -------                             ----------
      (State or other jurisdiction               (IRS employer
           of incorporation)                 identification number)


         4345 Southpoint Blvd.
         Jacksonville, Florida                        32216
         ---------------------                        -----
 (Address of principal executive offices)          (Zip code)


                 Registrant's telephone number  (904) 332-3000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [_] No

          As of February 16, 1998 a total of 40,984,705 shares of common stock, par value $.01 per share, of the registrant were outstanding.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1997


                                     INDEX


                                                                    PAGE NUMBER
                                                                    -----------
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -
          December 31, 1997 and March 28, 1997                            3

        Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended December 31, 1997 and 1996          4

        Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended December 31, 1997 and 1996                    5

        Notes to Condensed Consolidated Financial Statements              6

        Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

PART II  OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds                16

        Item 6. Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                               19

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,       March 28,
                                                                  1997              1997
                                                              ------------      ------------
                                                              (unaudited)            *
                             ASSETS
Current Assets:
 Cash and cash equivalents                                    $ 35,077,417      $ 29,075,157
 Short-term investments                                         88,795,505                --
 Marketable securities                                                  --        15,045,482
 Accounts receivable, net                                      154,969,917       130,426,326
 Inventories                                                    91,934,707        75,185,728
 Prepaid expenses and other                                     30,717,902        24,120,998
                                                              ------------      ------------
     Total current assets                                      401,495,448       273,853,691

Property and equipment, net                                     23,800,570        20,202,967

Other Assets:
 Intangibles, net                                               48,244,737        22,083,560
 Other                                                          12,117,276         5,129,048
                                                              ------------      ------------
     Total assets                                             $485,658,031      $321,269,266
                                                              ============      ============
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                             $ 68,015,239      $ 69,011,247
 Accrued expenses                                               25,910,176        20,012,856
 Current maturities of long-term debt
  and capital lease obligations                                  4,251,146         8,099,064
 Other                                                          12,533,322         5,131,051
                                                              ------------      ------------
     Total current liabilities                                 110,709,883       102,254,218

Long-term debt and capital lease
 obligations, net of current portion                           129,089,572         3,825,333
Other                                                            3,448,548         4,634,291
                                                              ------------      ------------
     Total liabilities                                         243,248,003       110,713,842
                                                              ------------      ------------
Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares
  Authorized, no shares issued and outstanding                          --                --
 Common stock, $.01 par value; 60,000,000 shares
  Authorized, 40,444,533 and 38,799,073 shares
  Issued and outstanding at December 31, 1997 and
  March 28, 1997, respectively                                     404,445           387,991
 Additional paid-in capital                                    224,180,537       207,675,161
 Retained earnings                                              17,565,536         3,767,240
 Foreign currency translation                                      259,510            92,688
                                                              ------------      ------------
                                                               242,410,028       211,923,080
     Unearned ESOP shares of acquired company                           --        (1,367,656)
                                                              ------------      ------------
     Total shareholders' equity                                242,410,028       210,555,424
                                                              ------------      ------------
     Total liabilities and shareholders' equity               $485,658,031      $321,269,266
                                                              ============      ============


                * Condensed from audited financial statements.
             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Three Months Ended                  Nine Months Ended
                                                            ----------------------------------   --------------------------------
                                                               December 31,      December 31,      December 31,      December 31,
                                                                   1997              1996              1997              1996
                                                            ----------------   ---------------   ---------------   --------------
Net sales                                                      $257,244,417      $198,444,488      $733,881,946      $558,017,859
Cost of goods sold                                              185,732,447       142,978,822       533,053,858       405,914,002
                                                            ----------------   ---------------   ---------------   --------------
   Gross profit                                                  71,511,970        55,465,666       200,828,088       152,103,857

General and administrative expenses                              36,145,642        30,096,748       106,541,413        84,587,067
Selling expenses                                                 22,912,349        18,310,513        64,709,508        49,923,934
Merger costs and expenses                                         3,786,350           317,388         5,624,848         7,251,388
Non-recurring ESOP cost of acquired company                               0           349,989         2,457,074         1,050,000
                                                            ----------------   ---------------   ---------------   --------------
   Income from operations                                         8,667,629         6,391,028        21,495,245         9,291,468
                                                            ----------------   ---------------   ---------------   --------------

Other income (expense):
   Interest income (expense)                                     (1,135,854)           20,369        (1,234,452)        1,071,034
   Other income                                                   1,441,156           675,650         3,429,469         1,349,901
                                                            ----------------   ---------------   ---------------   --------------
                                                                    305,302           696,019         2,195,017         2,420,935
                                                            ----------------   ---------------   ---------------   --------------

Income before provision for income taxes                          8,972,931         7,087,047        23,690,262        11,712,403
Provision for income taxes                                        3,804,000         2,656,444         9,972,905         4,518,580
                                                            ----------------   ---------------   ---------------   --------------

Net income                                                     $  5,168,931      $  4,430,603      $ 13,717,357      $  7,193,823
                                                            ================   ===============   ===============   ==============

Earnings per share:
   Basic                                                              $0.13      $       0.12             $0.35      $       0.19
                                                            ================   ===============   ===============   ==============
   Diluted                                                            $0.13      $       0.12             $0.34      $       0.19
                                                            ================   ===============   ===============   ==============

Pro forma tax adjustment on pooled
S-Corporation income                                                                 (156,194)                           (356,505)
                                                                               ---------------                     --------------
Pro forma net income                                                             $  4,274,409                        $  6,837,318
                                                                               ===============                     ==============

Pro forma tax adjustment per common and
Common equivalent share on pooled
S-Corporation income                                                             $       0.01                        $       0.01
                                                                               ---------------                     --------------

Pro forma diluted earnings per share                                             $       0.11                        $       0.18
                                                                               ===============                     ==============

Weighted average shares outstanding:
   Basic                                                         40,338,000        37,729,000        39,689,000        37,153,000
                                                            ================   ===============   ===============   ==============
   Diluted                                                       40,851,000        38,262,000        40,120,000        37,845,000
                                                            ================   ===============   ===============   ==============

  The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                    Nine Months Ended
                                                                                            -------------------------------
                                                                                              December 31,     December 31,
                                                                                                  1997             1996
                                                                                            --------------     ------------
Cash Flows From Operating Activities:
 Net income                                                                                    $13,717,357     $  7,193,823
 Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
    Depreciation and amortization                                                                6,726,088        3,723,036
    Provision for doubtful accounts                                                                827,351        1,372,785
    Merger costs and expenses                                                                    4,539,779        6,469,506
    Foreign currency translation                                                                   166,822           28,495
    Unrealized investment income from short-term investments                                    (1,043,922)              --
    Nonrecurring ESOP cost of acquired company                                                   2,457,074        1,416,533
    Changes in operating assets and liabilities, net of
     effects from business acquisitions:
       Increase in accounts receivable                                                         (16,272,244)     (16,694,020)
       Increase in inventories                                                                  (6,070,371)      (7,451,564)
       (Increase) decrease in prepaid expenses and other current assets                         (3,063,689)       4,988,983
       Increase in other assets                                                                 (7,278,394)      (8,131,876)
       (Decrease) increase in accounts payable, accrued
         expenses and other liabilities                                                         (3,181,623)      10,871,053
                                                                                            --------------     ------------
         Net cash (used in) provided by operating activities                                    (8,475,772)       3,786,754
                                                                                            --------------     ------------
Cash Flows From Investing Activities:
 Purchases of short-term investments                                                           (87,751,583)              --
 Proceeds from sales of marketable securities                                                   15,045,482               --
 Capital expenditures                                                                           (6,333,129)      (3,769,995)
 Purchases of net assets from business acquisitions                                             (6,057,796)      (5,083,487)
 Payments on noncompete agreements                                                              (3,069,627)      (1,178,932)

                                                                                            --------------     ------------
         Net cash used in investing activities                                                 (88,166,653)     (10,032,414)
                                                                                            --------------     ------------
Cash Flows From Financing Activities:
 Proceeds from issuance of Notes                                                               125,000,000               --
 Net repayments of long-term debt of acquired companies                                        (24,791,259)     (16,693,527)
 Net proceeds from issuance of common stock                                                      2,435,944        1,949,256
 Distributions to former S-Corporation shareholders                                                     --       (1,100,000)
                                                                                            --------------     ------------
          Net cash provided by (used in) activities                                            102,644,685      (15,844,271)
                                                                                            --------------     ------------

Net increase (decrease)in cash and cash equivalents                                              6,002,260      (22,089,931)

Cash and cash equivalents, beginning of period                                                  29,075,157       86,448,942

                                                                                            --------------     ------------
Cash and cash equivalents, end of period                                                      $ 35,077,417     $ 64,359,011
                                                                                            ==============     ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Physician Sales & Service, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The adjustments include the retroactive adjustments to give effect to the merger with X-Ray Corporation of Georgia ("X-Ray GA") effective December 20, 1996, and to the merger with S&W X-Ray, Inc. ("S&W") effective September 23, 1997, both accounted for under the pooling-of-interests method.

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


NOTE 2 - BUSINESS ACQUISITIONS

     On September 23, 1997, the Company acquired S&W, an imaging supply and equipment distributor, in a stock-for-stock merger accounted for under the pooling-of-interests method. The Company issued 1,737,457 shares of common stock to the former shareholders of S&W in exchange for all of the outstanding shares of capital stock of S&W valued at $26.0 million at the time of the merger. S&W reported $72.0 milli on in revenues for the 12 months prior to acquisition by the Company. The accompanying consolidated financial statements have been restated for periods prior to the pooling.

     During the nine months ended December 31, 1997, the Company acquired certain assets of two physician medical supply and equipment distributors, with aggregate annual revenues of approximately $78.5 million, and certain assets of two imaging supply and equipment distributors, with aggregate annual revenues of approximately $5.3 million, in transactions accounted for as purchases. The aggregate consideration of $16.5 million was comprised of approximately $3.7 million cash and 933,000 shares of unregistered common stock. The excess of the purchase price paid over the fair market value of the tangible net assets acquired of approximately $19.3 million, in aggregate, has been recorded as goodwill and will be amortized on a straight-line basis over thirty years.

     During the nine months ended December 31, 1997, the Company merged with two physician medical supply and equipment distributors, with aggregate annual revenues of approximately $6.7 million, in mergers accounted for under the pooling-of-interests method. The Company issued approximately 120,000 shares of PSS common stock in connection with these poolings. The accompanying consolidated financial statements have not been restated for periods prior to the poolings due to immateriality. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition dates and retained earnings of approximately $0.1 million of the acquired companies has been recorded as an adjustment to the retained earnings of the Company.

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                                  (UNAUDITED)

     On December 14, 1997, the Company entered into a definitive agreement to acquire Gulf South Medical Supply, Inc. ("Gulf South") in a merger (the "Merger") expected to be accounted for under the pooling-of-interests method by issuing 1.75 shares of PSS common stock for each issued and outstanding share of Gulf South common stock. Gulf South is the largest distributor of medical supplies and related products to the long-term care industry, with revenues of approximately $251.8 million for the twelve months ended September 30, 1997, operating 23 regional distribution centers which serve 50 states. Consummation of the Merger is subject to the approval of the shareholders of both the Company and Gulf South and other customary conditions. PSS' and Gulf South's requests for early termination of the waiting period under the Hart-Scott-Rhodino Antitrust Improvements Act of 1979 were granted and such termination became effective February 2, 1998.

     Merger costs and expenses of $3.8 and $5.6 million were incurred during the three and nine months ended December 31, 1997, respectively. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees, as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel. At December 31, 1997, accrued merger costs were approximately $4.5 million.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                                  (UNAUDITED)

     The following presents separate company data of PSS, X-Ray GA and S&W for the periods prior to merger. X-Ray GA was an S Corporation for income tax purposes, and therefore did not pay U.S. federal income taxes. The table includes unaudited pro forma net income and net income per share amounts that reflect pro forma adjustments to present income taxes of X-Ray GA on the basis on which they will be reported in future periods. X-Ray GA results of operations are combined with PSS for periods subsequent to the date of merger.

                                                          Six Months Ended     Three Months Ended     Nine Months Ended
                                                            September 30,         December 31,           December 31,
                                                                1997                  1996                   1996
                                                        ------------------     ------------------     -----------------
                                                           (in thousands)        (in thousands)         (in thousands)
Net Sales
    PSS                                                           $695,879               $168,743              $470,357
    X-Ray GA                                                            --                 10,870                33,182
    S&W                                                             38,003                 18,831                54,479
                                                        ------------------     ------------------     -----------------
Total                                                             $733,882               $198,444              $558,018
                                                        ==================     ==================     =================

Net Income (Loss)
    PSS                                                           $ 15,812               $  4,054              $  6,139
    X-Ray GA                                                            --                    411                   938
    S&W (1)                                                         (2,095)                   (34)                  117
                                                        ------------------     ------------------     -----------------
Net income as reported                                            $ 13,717               $  4,431              $  7,194
                                                        ==================
Pro forma tax Provision for X-Ray GA                                                         (156)                 (357)
                                                                               ------------------     -----------------
Pro forma net Income                                                                     $  4,275              $  6,837
                                                                               ==================     =================
Diluted earnings per share
    As reported                                                   $   0.34               $   0.12              $   0.19
                                                        ==================     ==================     =================
    Pro forma                                                                            $   0.11              $   0.18
                                                                               ==================     =================

(1) Net loss includes $2.5 million in non-recurring compensation expense in connection with a leveraged ESOP maintained by S&W. See Management's Discussion and Analysis.


NOTE 3 - SENIOR SUBORDINATED NOTES

     On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, as amended (the "Act"), an aggregate principal amount of $125.0 million of its 8 1/2% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $120.8 million after deduction for offering costs. Interest on the Private Notes accrues from the date of original issuance and is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8 1/2% per annum. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes (the "Exchange Offer") for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions).

                PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                                  (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

     At December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." This standard replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
All earnings per share amounts for the current and prior periods have been presented in conformity with the provisions of SFAS 128. The following table presents the reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

                                            Three Months Ended     Nine Months Ended
                                               December 31,          December 31,
                                          --------------------    -------------------
                                             1997       1996        1997       1996
                                          --------------------    -------------------
                                                         (in thousands)
Net income                                  $ 5,168    $ 4,431     $13,717    $ 7,194
                                          =========    =======     =======    =======

Earnings per share:

  Basic                                     $  0.13    $  0.12     $  0.35    $  0.19
                                          =========    =======     =======    =======
  Diluted                                   $  0.13    $  0.12     $  0.34    $  0.19
                                          =========    =======     =======    =======

Weighted average shares outstanding:

  Common shares outstanding                  40,338     37,729      39,689     37,153
  Assumed exercise of stock options             513        533         431        692
                                          ---------    -------     -------    -------
  Diluted shares outstanding                 40,851     38,262      40,120     37,845
                                          =========    =======     =======    =======


NOTE 5 - SUBSEQUENT EVENTS

     In January 1998, the Company completed the acquisition of a medical imaging distributor located in Albuquerque, New Mexico, with annual revenues of approximately $25.0 million, in a stock-for-stock merger accounted for as a pooling-of-interests. The Company issued approximately 200,000 shares of PSS common stock in exchange for all of the net assets of the acquired company.

     In February 1998, the Company acquired certain assets of a medical imaging distributor based in Chicago, Illinois, with annual revenues of approximately $3.0 million, in a transaction accounted for as a purchase for aggregate consideration of $0.3 million in cash.

     On February 10, 1998, the Company closed its Exchange Offer with respect to its $125.0 million senior subordinated notes (see Note 3--Senior Subordinated Notes).

ITEM 2.          PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States. The Company currently operates 61 physician office medical supply distribution service centers ("Physician Supply Business") distributing to approximately 104,000 physician office sites in all 50 states. The Company's primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

     The Company, through its wholly-owned subsidiary, Diagnostic Imaging ("DI" or "Imaging Business"), distributes medical diagnostic imaging supplies, chemicals, and equipment and provides service to the acute and alternate care markets. DI currently operates 25 imaging service centers in ten states in the Southeast, Northeast and Midwest.

     The Company also distributes medical supplies and equipment in Belgium, France, Germany, and the Netherlands through its WorldMed International, Inc. subsidiary ("International Business"). The Company currently has three International Business service centers distributing to the acute and alternate care markets.

     The Company's primary objectives are to be capable of servicing the medical equipment and supply needs of every office-based physician in the United States, to create a national diagnostic imaging distribution company, and to expand its presence in the European medical equipment and supply market. To achieve these objectives and increase profitability, the Company intends to (i) continue to acquire physician supply and equipment distributors, especially in existing markets where it can leverage its distribution infrastructure and gain market share, (ii) acquire imaging supply and equipment distributors to expand its geographic coverage and leverage its existing infrastructure, (iii) increase sales of existing service centers by adding additional sales representatives and providing superior service, competitive pricing and a broad product line, including sophisticated diagnostic equipment, (iv) expand operating margins, (v) open new service centers in selected markets where acquisition opportunities are not available, and (vi) invest in sophisticated information systems that bring efficiency to the Company and its subsidiaries.

INDUSTRY

     According to industry estimates, the medical supply and equipment segment of the health care industry represents a $34.0 billion market, of which $4.4 billion represents the primary care and other office-based physicians sector. The medical supply and equipment industry is estimated to be growing at an annual rate of 6% to 8%. The Company has historically grown faster than the overall market. The Company estimates that approximately 300 companies supply medical products to the office-based physician sector.

     The diagnostic imaging industry represents a $5.5 billion market consisting of the sale and service of diagnostic imaging equipment and supplies to the acute care market, imaging centers and physician offices. Approximately $2.3 billion of the diagnostic imaging market is sold through independent distributors and the remainder is sold directly by manufacturers. The diagnostic imaging industry is highly fragmented with local and regional distributors representing approximately 40% of the market.

COMPANY GROWTH

     Since its inception in 1983, the Company has achieved significant growth in the number of service center locations, geographic area of operation, net sales, and profitability. During fiscal years 1992 through 1997, the Company and its subsidiaries' net sales, excluding the retroactive effect of material mergers, grew at a compound annual rate of approximately 49% and, giving retroactive effect to material mergers, the Company's net sales grew at a compound annual rate of approximately 27%. The number of company service centers has grown from two at the end of fiscal 1984 to 89 currently, including 61 Physician Supply Business service centers, 25 Imaging Business services centers and three International Business service centers. In order of significance, the Company's growth has been accomplished through (i) acquiring local and regional physician supply companies, (ii) acquiring local and regional imaging supply companies,
(iii) increasing sales from existing Physician Supply Business service centers, and (iv) opening start-up Physician Supply Business service centers.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and nine months ended December 31, 1997 and 1996:

THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. Net sales for the three months ended December 31, 1997 totaled $257.2 million, an increase of $58.8 million or 29.6% over net sales of $198.4 million for the three months ended December 31, 1996. Net sales for the nine months ended December 31, 1997 totaled $733.9 million, an increase of $175.9 million or 31.5% over net sales of $558.0 million for the nine months ended December 31, 1996. In order of contribution to the increase, net sales increased as the result of (i) net sales of the Imaging Business service centers recently acquired, (ii) internal sales growth of the Physician Supply Business service centers operating at least two years, and (iii) net sales of the Physician Supply Business service centers recently acquired.

     The Company's service centers operating for at least two years generated same center sales growth of approximately 15% for the three months ended December 31, 1997, excluding $13 million of low-profit business eliminated by the Company. The sales growth resulted from the continued development of PSS' sales force, further market penetration, increased emphasis on diagnostic equipment and supplies, and expansion of existing territories served by individual service centers.

     Gross Profit. Gross profit for the three months ended December 31, 1997 totaled $71.5 million, an increase of $16.0 million or 28.8% over the three months ended December 31, 1996 total of $55.5 million. Gross profit for the nine months ended December 31, 1997 totaled $200.8 million, an increase of $48.7 million or 32.0% over the nine months ended December 31, 1996 total of $152.1 million. Gross profit as a percentage of net sales was 27.8% and 27.4% for the three and nine months ended December 31, 1997 and 28.0% and 27.3% for the three and nine months ended December 31, 1996. For the three and nine months ended December 31, 1997, the gross profit percentage was impacted by higher gross profit margins in the Physician Supply Business due to the elimination of low-profit business during the nine months ended December 31, 1997 and focus on sales of higher margin products. This increase was partially offset by the Imaging Business which operates at a lower gross profit than the Physician Supply Business.

     General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 1997 totaled $36.1 million, an increase of $6.0 million or 19.9% over the three months ended December 31, 1996 total of $30.1 million. General and administrative expenses for the nine months ended December 31, 1997 totaled $106.5 million, an increase of $22.0 million or 26.0% over the nine months ended December 31, 1996 total of $84.5 million. As a percentage of net sales, general and administrative expenses decreased to 14.0% and 14.5% for the three and nine months ended December 31, 1997 from 15.2% and 15.1% for the three and nine months ended December 31, 1996 despite operating costs incurred associated with transitioning merged and acquired operations.

     Selling Expenses. Selling expenses for the three months ended December 31, 1997 totaled $22.9 million, an increase of $4.6 million or 25.1% over the three months ended December 31, 1996 total of $18.3 million. Selling expenses for the nine months ended December 31, 1997 totaled $64.7 million, an increase of $14.8 million or 29.7% over the nine months ended December 31, 1996 total of $49.9 million. As a percentage of sales, selling expenses decreased to 8.9% and 8.8% for the three and nine months ended December 31, 1997 from 9.2% and 8.9% for the three and nine months ended December 31, 1996. The decrease in selling expenses as a percentage of sales was primarily a result of the growing operations of the new Imaging Business that incurs lower selling expenses as a percentage of net sales than the Physician Supply Business.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Merger Costs and Expenses. During the three months ended December 31, 1997, the Company recorded non-recurring merger costs and expenses of approximately $3.8 million primarily associated with the merger with S&W during September 1997. During the three months ended December 31, 1996, the Company recorded non-recurring merger costs and expenses of approximately $0.3 million. During the nine months ended December 31, 1997, the Company recorded non-recurring merger costs and expenses of approximately $5.6 million associated with the acquisition of an imaging distributor in July 1997 and S&W. During the nine months ended December 31, 1996, the Company recorded non-recurring merger costs and expenses of approximately $7.3 million associated with the mergers of three medical supply and equipment distributors, and the acquisition of three radiology and imaging distributors comprised of X-Ray GA, Diagnostic Imaging, Inc., and Chesapeake X-Ray Corporation. The radiology and imaging distributors merged operations to form the Imaging Business. Such costs included direct merger costs primarily consisting of investment banking, legal, accounting and filing fees, as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems and reducing personnel.

     Nonrecurring ESOP Cost of Acquired Company. Prior to the acquisition of S&W by the Company, S&W sponsored a leveraged ESOP plan. As S&W shares were released from collateral, the Company reported compensation expense equal to the current market price of the shares released. ESOP related compensation expense for the nine months ended December 31, 1997 and 1996 totaled $2.5 million and $1.1 million, respectively. The increase in compensation expense is due to an increase in the number of shares released and an increase in the market price of the related stock. As of September 30, 1997, there were no remaining unallocated S&W ESOP shares and there will be no related expense subsequent to September 30, 1997. It is management's intention to terminate this plan.

     Operating Income. Operating income for the three months ended December 31, 1997 totaled $8.7 million, an increase of $2.3 million or 35.9%, compared to operating income of $6.4 million for the three months ended December 31, 1996. The Company recorded operating income of $21.5 million for the nine months ended December 31, 1997, an increase of $12.2 million or 131.2%, compared to operating income of $9.3 million for the nine months ended December 31, 1996. The operating results for the three and nine months ended December 31, 1997 include non-recurring merger costs and expenses and ESOP costs of an acquired company of approximately $3.8 and $8.1 million, respectively. The operating results for the three and nine months ended December 31, 1996 include non-recurring merger costs and expenses and ESOP costs of an acquired company of approximately $0.7 and $8.4 million, respectively. Excluding the effect of these non-recurring costs, operating income for the three and nine months ended December 31, 1997, would have increased 76.1% and 67.2% to $12.5 million and $29.6 million, respectively, from operating income of $7.1 million and $17.7 million for the three and nine months ended December 31, 1996.

     Interest Income (Expense). For the three and nine months ended December 31, 1997, included in net interest expense is interest income of $1.5 and $2.0 million from short term investments offset by interest expense of $2.6 million and $3.2 million primarily related to interest incurred on the $125 million Notes and debt of merged companies for which the financial statements have been restated. Net interest income for the three and nine months ended December 31, 1996 totaled $0.0 million and $1.1 million, respectively. The increase in net interest expense is primarily the result of interest incurred on the $125 million Notes partially offset by interest income generated from the investment of the proceeds received from the issuance of the Notes.

     Other Income. Other income for the three and nine months ended December 31, 1997 increased $0.7 and $2.1 million to $1.4 million and $3.4 million, respectively. Other income consists of finance charges on customer accounts, Imaging Business customer delivery charges and financing performance incentives. The increase in other income results from the growth in the Company's operations.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Provision For Income Taxes. The income tax provision totaled $3.8 million for the three months ended December 31, 1997 as compared to a provision for income taxes of $2.7 million for the three months ended December 31, 1996. The income tax provision totaled $10.0 million for the nine months ended December 31, 1997 as compared to a provision for income taxes of $4.5 million for the nine months ended December 31, 1996. The income tax provision computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they were incurred.

     Net Income. Net income totaled $5.2 million for the three months ended December 31, 1997 as compared to a net income of $4.4 million for the three months ended December 31, 1996. Net income totaled $13.7 million for the nine months ended December 31, 1997 as compared to a net income of $7.2 million for the nine months ended December 31, 1996. The net income for the nine months ended December 31, 1997 and 1996 includes non-recurring merger costs and expenses and non-recurring ESOP costs of an acquired company.

      The following table presents net income and earnings per share for the three and nine months ended December 31, 1997 and 1996, as reported, and the pro-forma effect on net income and earnings per share excluding non-recurring costs and expenses.

                                                  Pro forma (a)                              As Reported
                                                Three Months Ended                        Three Months Ended
                                    ----------------------------------------    --------------------------------------
                                      December 31, 1997    December 31, 1996    December 31, 1997    December 31, 1996
                                    -------------------    -----------------    -----------------    -----------------
Net income (in millions)                          $ 7.6                $ 4.7                $ 5.2                $ 4.4

Diluted earnings per share                        $0.19                $0.12                $0.13                $0.12


                                                  Pro forma (a)                              As Reported
                                                Nine Months Ended                         Nine Months Ended
                                    ----------------------------------------    --------------------------------------
                                      December 31, 1997    December 31, 1996    December 31, 1997    December 31, 1996
                                    -------------------    -----------------    -----------------    -----------------
Net income (in millions)                          $19.5                $12.1                $13.7                $ 7.2

Diluted earnings per share                        $0.49                $0.32                $0.34                $0.19

---------------

(a) Excludes merger costs and expenses and nonrecurring ESOP cost of acquired company.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings, proceeds from the Notes offering (see Note 3--Senior Subordinated Notes), and any future public offerings.

     Net cash used by operating activities was $(8.5) million for the nine months ended December 31, 1997 compared to net cash provided by operating activities of $3.8 million for the nine months ended December 31, 1996 due to the use of cash related to the growth in assets required to support the expansion of the Imaging Business. During the three months ended April 3, 1998, the Company expects to change the timing of receiving manufacturer rebates resulting in a projected, one-time, $20.0 million source of cash.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

     Net cash used in investing activities of $(88.2) million for the nine months ended December 31, 1997 consisted primarily of purchases of short-term investments with proceeds of the Notes Issuance, by capital expenditures, payment for purchases of net assets from business acquisitions, and payments on noncompete agreements. Net cash used in investing activities during the nine months ended December 31, 1997 of $(10.0) million was primarily utilized to finance the acquisition of new service centers and capital expenditures including the use of the net proceeds from sales and maturities of cash equivalents.

     Net cash provided by financing activities of $102.6 million for the nine months ended December 31, 1997 primarily resulted from the $125.0 million proceeds from the Notes issuance offset by repayments of outstanding debt of companies acquired. Net cash used in financing activities $(15.8) million for the nine months ended December 31, 1996 primarily consisted of repayments of outstanding debt of companies acquired.

     The Company had working capital of $164.4 million and $171.6 million as of December 31, 1997 and March 28, 1997, respectively. Accounts receivable, net of allowances, were $155.0 million and $130.4 million at December 31, 1997 and March 28, 1997, respectively. The average number of days sales in accounts receivable outstanding was approximately 53 days for the nine months ended December 31, 1997 and 56 days for the year ended March 28, 1997, respectively.

     Inventories were $91.9 million and $75.2 million as of December 31, 1997 and March 28, 1997, respectively. The Company had annualized inventory turnover of 8.5 times for the nine months ended December 31, 1997 and 8.2 times for the year ended March 28, 1997. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers.

     Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") totaled approximately $17.7 million and $41.7 million for the three and nine months ended December 31, 1997. EBITDA margin was approximately 6.9% and 5.7% for the same periods.

     The Company has historically been able to finance its liquidity needs for expansion through lines of credit provided by banks and proceeds from the public and private offering of stock.

     On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, as amended, an aggregate principal amount of $125.0 million of its 8 1/2% senior subordinated notes due in 2007 with net proceeds to the Company of $120.8 million after deduction for offering costs.

     The Company believes that the expected cash flows from operations, bank borrowings, the net proceeds of the recent debt offering, capital markets, and vendor credit should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debts for the foreseeable future. As of December 31, 1997, the Company had no outstanding debt under its credit facility with a bank.

               PHYSICIAN SALES & SERVICE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)


     All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                          PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a)  Not applicable.

   (b)  Not applicable.

   (c) On October 17, 1997, the Company issued an aggregate of 85,393 shares of PSS common stock, including 15,118 shares which are being held in escrow pending the resolution of potential identifiable claims, to the former shareholders of Alexander Medical Supply Company, Inc. ("Alexander") in exchange for all of the shares of Alexander common stock. The issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the 1933 Act, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward the public resale or distribution thereof without registration. The recipients qualified as accredited investors, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

        On October 7, 1997, the Company issued an aggregate principal amount of $125.0 million of its 8 1/2% senior subordinated notes due 2007 (the "Private Notes") in a private offering under Rule 144A of the 1933 Act. The initial purchasers of the Private Notes were BT Alex. Brown Incorporated, Salomon Brothers Inc., and NationsBanc Montgomery Securities, Inc. (the "Initial Purchasers"). The Initial Purchasers resold the Private Notes in the United States to qualified institutional buyers under Rule 144A under the 1933 Act and to a limited number of other institutional "accredited investors" as defined in Rule 501 of the 1993 Act. Net proceeds to PSS from the sale of the Private Notes were $120,831,250. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Private Notes accrue from their date of original issuance and will be payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of PSS' domestic subsidiaries (the "Subsidiary Guarantors").

   (d)  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit No.    Description
-----------    -----------

    3.1        Amended and Restated Articles of Incorporation dated March 15,
               1994.(1)
    3.2        Amended and Restated Bylaws dated March 15, 1994.(1)
    4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)
    4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salamon Brothers Inc. and NationsBanc Montgomery Securities, Inc.(2)
    4.3 Form of 8 1/2 % Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
    4.4 Form of 8 1/2 % Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
   10.1 Financing and Security Agreement between the Company and NationsBank of Georgia, N.A., (as Successor to NCNB National Bank of Florida), dated as of September 26, 1991, as amended.(3)
   10.2 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, L.P., Dated as of March 16, 1994.(3)
   10.3        Employment Contract, as amended, for Patrick C. Kelly.(3)
   10.4        Incentive Stock Option Plan dated May 14, 1986.(3)
   10.5 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway.(3)

Exhibit No.    Description
-----------    -----------
   10.6        Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
   10.7        Shareholders Agreement between the Company and John D. Barrow.(3)
   10.8        Amended and Restated Directors Stock Plan.(8)
   10.9        Amended and Restated 1994 Long Term Incentive Plan.(8)
   10.10       Amended and Restated 1994 Long Term Stock Plan.(8)
   10.11       1994 Employee Stock Purchase Plan.(4)
   10.12       1994 Amended Incentive Stock Option Plan.(3)
   10.13       Amended and Restated Loan and Security Agreement between the
               Company and NationsBank of Georgia, N.A. dated December 21,
               1994.(5)
   10.14       Distributorship Agreement between Abbott Laboratories and
               Physician Sales & Service, Inc. (Portions omitted as
               confidential--Separately filed with Commission).(6)
   10.15       Stock Purchase Agreement between Abbott Laboratories and
               Physician Sales & Service, Inc.(6)
   10.16       Amendment to Employee Stock Ownership Plan.(8)
   10.16a      Amendment and Restatement of the Physician Sales and Service,
               Inc. Employee Stock Ownership And Savings Plan.(8)
   10.16b      First Amendment to the Physician Sales and Service, Inc. Employee
               Stock Ownership and Savings Plan.(8)
   10.17       Third Amended and Restated Agreement and Plan of Merger By and
               Among Taylor Medical, Inc. And Physician Sales & Service,
               Inc. (including exhibits thereto).(7)
   10.18       Agreement and Plan of Merger by and Among Physician Sales &
               Service, Inc., PSS Merger Corp. And Treadway Enterprises, Inc.(9)
   10.19       Amended and Restated Agreement and Plan of Merger, dated as of
               August 22, 1997, among the Company, Diagnostic Imaging, Inc., PSS
               Merger Corp. and S&W X-Ray, Inc.(10)
   10.20       Agreement and Plan of Merger dated December 14, 1997 by and among the Company, PSS Merger Corp. and Gulf South Medical Supply,
               Inc.(11)
   10.20a      Stock Option Agreement dated December 14, 1997 by and between
               Gulf South Medical Supply, Inc. and the Company.(12)
   10.20b      Stock Option Agreement dated December 14, 1997 by and between the
               Company and Gulf South Medical Supply, Inc.(13)
   27          Financial Data Schedule (for SEC use only).

--------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(3) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(4) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.
(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(9) Incorporated by reference from the Company's Current Report on Form 8-K, filed January 3, 1997.
(10) Incorporated by reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
(11) Incorporated by reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(12) Incorporated by reference from Annex B to the Company's Registration Statement on Form , Registration No. 333-44323.
(13) Incorporated by reference from Annex C to the Company's Registration Statement on Form , Registration No. 333-44323.

(b)    Reports on Form 8-K

The following current report on Form 8-K was filed during the quarter for which this report is filed:

                                                                              Entities for Which
Date of Report              Item Reported                                  Financial Statements Filed
--------------              -------------                                  --------------------------
November 6, 1997            Closing of Rule 144A offering of Senior                    None
                            Subordinated Notes

December 14, 1997           Execution of definitive agreement for                      None
                            acquisition of Gulf South Medical Supply,
                            Inc.

December 23, 1997           Restatement of the Company's Consolidated     Physician Sales & Service, Inc.
                            Financial Statements and Management's
                            Discussion and Analysis of Financial
                            Condition and Results of Operations

December 23, 1997           Required consolidated financial             Gulf South Medical Supply, Inc. and
                            statements of Gulf South Medical Supply,      Physician Sales & Service, Inc.
                            Inc. and pro forma information

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 1997.


                                         Physician Sales & Service, Inc.


                                         /s/  David A. Smith
                                         ---------------------------------------
                                         David A. Smith
                                         Executive Vice President and
                                         Chief Financial Officer