Form 10-K
period 1998-04-03
PSS WORLD MEDICAL INC
filed 1998-07-09
CIK 920527

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended April 3, 1998      Commission File Number 0-23832

                            PSS WORLD MEDICAL, INC.
            (Exact name of Registrant as specified in its charter)

                  FLORIDA                                 59-2280364
            (State of incorporation)                    (I.R.S. Employer
                                                        Identification No.)

          4345 Southpoint Boulevard
            Jacksonville, Florida                              32216
     (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (904) 332-3000

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

                                 Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $843,138,045 as of July 7, 1998. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of July 7, 1998, a total of 70,209,174 shares of the Company's Common Stock were outstanding.

                      Document Incorporated by Reference

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after April 3, 1998.

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

Item 1.  Business

                                    GENERAL

  PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, and hospitals through 101 service centers to customers in all 50 states and 5 European countries. Since its inception in 1983, the Company has become a leader in all three market segments it serves with a focused, market specific approach to customer services, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, and a unique culture of performance.

  The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States. Physician Sales & Service currently operates 58 medical supply distribution service centers ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

  The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States. DI currently operates 26 imaging distribution service centers ("Imaging Business") serving over 13,000 customer sites in 32 states. The Imaging Business' primary market is the approximately 5,000 hospitals and other alternate-site imaging companies operating approximately 50,000 office sites throughout the United States.

  Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States. GSMS currently operates 14 distribution service centers ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care facilities.

  In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates three European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany, Luxembourg, and the Netherlands.

                                   INDUSTRY

  According to industry estimates, the United States medical supply and equipment segment of the health care industry represents a $34 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus includes distribution to the physician office, providers of imaging services, and long-term care facilities which comprise $14 billion or approximately 40% of the overall market. The Company currently shares approximately 9% of this $14 billion alternate-site market.

  A significant portion of the medical supply and equipment distribution market to nonhospital sites includes locally owned and operated distributors. The Company believes that in the United States there are approximately 200 locally owned companies serving the nonimaging physician-supply market, approximately 300 locally owned companies serving the imaging-supply market, and approximately 100 locally owned companies serving the long-term care market. The physician-supply market has experienced rapid consolidation in recent years. PSS believes that the imaging-supply and long-term care markets are in the early stages of consolidation. The Company believes that consolidation is occurring due to local and regional distributors experiencing: (i) a lack of purchasing and administrative economies of scale; (ii) reduced access to medical equipment lines as manufacturers seek to reduce marketing costs by minimizing the number of distributors they use; (iii) consolidation among providers, who are increasingly seeking to reduce the number of suppliers from which they purchase medical products; (iv) a lack of resources for continued development and training of personnel for maintenance, expansion or replacement of existing business; and (v) a lack of resources to develop new distribution system technologies and services.

  Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market is benefiting from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices despite a migration of significantly lower hospital medical product pricing into the physician office market.

  The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Such reform proposals if adopted could impact the medical products distribution industry. Additionally, the cost of a significant portion of medical care in the United States is funded by government and private insurance programs. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have impacted spending budgets in certain markets within the medical products industry. Recently, Congress has passed radical changes to reimbursements for nursing homes and home care providers. These changes also effect some distributors who directly bill the government for these providers.

  Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. This consolidation sometimes shifts the medical products purchasing decision to individuals with whom medical products distributors had no prior selling relationship. Additionally, the consolidation creates larger customers. Although the majority of the market serviced by the Company remains a large number of small customers, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales. Specifically, approximately 37% of the Long-Term Care Business revenues for the 12 months ended December 31, 1997 represented sales to its top five customers. Growth in the Long-Term Care Business as well as consolidation of the health care industry may increase the Company's dependence on large customers.

                               COMPANY STRATEGY

  The Company's objectives are to be the leading distributor and marketer of medical products to office-based physicians, providers of imaging services, and long-term care providers in the United States, and to enhance its operating performance. The key components of the Company's strategy to achieve these objectives are to continue to:

  Pursue Strategic Acquisitions. The Company has made 45, 16, and 4 acquisitions since fiscal year 1989 in its Physician Supply Business, Imaging Business, and International Business, respectively. With the March 1998 acquisition of Gulf South Medical Supply, Inc., the Company became a leading national long-term care distributor in the United States. After consummating a merger or acquisition, the Company begins an intensive process of converting the acquired company to its business model through information systems conversion, personnel development and training, and service and product expansion. The Company intends to continue to acquire local, regional, and other distributors in new and existing markets where it can leverage its distribution infrastructure, expand its geographic coverage and gain market share. Growth through business acquisitions exposes the Company to risks and uncertainties as well as affects liquidity of the Company. Acquisitions place significant demands of the Company's management and other resources specifically as they relate to integration of the acquired companies. Recent acquisitions by the Company have resulted in expansion into new business activities of the Imaging Business and the Long-Term Care Business which exposes the Company to new risks inherent in the operation of these businesses.

  Enhance Selling Capabilities. The Company believes its sales force and managers are its most valuable corporate assets and focuses not only on the recruitment of sales personnel with superior sales aptitude, but also on the initial and continued development of its sales force through training at The University, its in-house educational center. The Company believes investment in personnel and training enable it to provide high-quality service to its customers, offer sophisticated product lines, and attract manufacturers that desire a means of rapidly bringing new products and technology to market.

  Offer a Broad Product Line Emphasizing Exclusive Products. The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care. The Company currently stocks over 35,000 medical products in its Physician Supply Business, over 4,000 imaging products in its Imaging Business, and over 18,000 medical products in its Long-Term Care Business. The Company also seeks to establish exclusive distribution and marketing arrangements for selected products. In the United States, PSS currently has exclusive or semiexclusive marketing arrangements for certain products with Abbott, Siemens AG, Hologic, Inc., Sonosight, Hewlett Packard, Leisegang, Critikon, and other leading manufacturers. The Company believes that its sophisticated selling efforts, highly trained sales force, and large customer base provide manufacturers with a unique sales channel through which to distribute new and existing products that require consultative selling.

  Provide Differentiated, High-Quality Service. The Company believes its success to date has been based largely on its ability to provide superior customer service, including same-day delivery and "no-hassle" returns. Unlike its competitors, which generally ship products via common carrier, the Company operates a fleet of over 1,000 delivery and service vehicles enabling it to provide same-day or next day delivery and service to virtually all of its customers. The Long-Term Care Business is in the process of converting from common carrier delivery to self-delivery.

  Historically, the Company has differentiated itself from the competition servicing the office-based physician market by providing consistent, same-day delivery on a national basis. The Company again is distinguishing itself from the competition by providing a metropolitan two-hour and a four-hour rural technical service specialist deployment guarantee through its Imaging Business. The Company has plans to significantly increase self-delivery within its Long-Term Care Business with the goal of providing at a minimum next-day delivery service.

  Utilize Sophisticated Information Systems. In 1994, the Company implemented its Instant Customer Order Network ("ICON(SM)"), an ordering and customer data system, with all its Physician Supply Business sales representatives. ICON(SM) has increased time available to sales representatives for selling, decreased operating expenses, and increased the Company's ability to provide same-day delivery. During fiscal year 1997, the Physician Supply Business developed and test marketed CustomerLink, an Internet-based system for inventory management and purchasing. The Company is currently developing and implementing a separate hardware and software system for the Imaging Business and Long-Term Care Business that will incorporate CustomerLink and ICON(SM). The Company intends to continue to develop sophisticated information technology, which it believes is essential to its continued success in integrating acquired businesses and increasing sales and profitability.

  Expand Operating Margins. The Company is pursuing several initiatives to enhance its operating margins. With respect to sales, the Company is focusing its efforts on higher-margin accounts and on sales of diagnostic equipment, often on an exclusive or semiexclusive basis, that involves ongoing sales of high-margin reagents. With respect to its product line, the Company seeks to generate high sales volumes of selected products and to obtain such products on a discounted basis from manufacturers. Finally, with respect to its service center expansion program, the Company intends in the future to emphasize acquisitions over new-center development, avoiding the substantial start-up losses associated with new-center development.

                                 ACQUISITIONS

  The Company's Physician Supply Business has grown from one service center located in Jacksonville, Florida in 1983 to 58 service centers currently. Historically, the Company's growth has been accomplished through both the start-up of service centers and the acquisition of local and regional medical supply and equipment distributors. Since fiscal year 1994 the Company's Physician Supply Business has accelerated its acquisition of medical supply and equipment distributors both in number and in materiality of the operations acquired.

  With the November 1996 acquisition of a medical diagnostic imaging supply and equipment distributor, the Company began the operations of its Imaging Business through its wholly owned subsidiary Diagnostic Imaging, Inc. Subsequent acquisitions have resulted in 26 Imaging Business service centers (after consolidation of certain centers) currently operating throughout 32 states. The Company's objectives for the Imaging Business during fiscal year 1999 are to:
(i) continue geographic expansion with acquisitions of local and regional imaging distributors; (ii) complete implementation of a separate hardware and software system for the business utilizing the Physician Supply Business' ICON(SM) and CustomerLink systems; (iii) expand the products and services currently provided; (iv) implement efficient next day delivery; and (v) further develop through The University a training program specifically tailored for the Imaging Business.

  With the March 1998 acquisition of Gulf South Medical Supply, Inc., the Company became the leading national long-term care distributor in the United States. Gulf South is a leading national distributor of medical supplies and related products to the long-term care industry. Gulf South provides products and services to over 10,000 long-term care facilities in all 50 states. Prior to the March 1998 acquisition of Gulf South by the Company, Gulf South was publicly traded on NASDAQ with a symbol of GSMS with approximately 16.3 million shares (preconversion to PSS) outstanding at December 31, 1997. Each shareholder of record of Gulf South received the right to receive 1.75 shares of the Company's stock upon consummation of the merger. Gulf South currently operates as a wholly owned subsidiary of the Company pursuing the Long-Term Care Business.

  The Company's objectives for the Long-Term Care Business during fiscal year 1999 are to: (i) continue expansion into the long-term care market with the acquisitions of local and regional long-term care distributors to leverage existing infrastructure; (ii) develop and implement separate hardware and software system for the business utilizing the Physician Supply Business' ICON(SM) and CustomerLink systems; (iii) expand the products and services currently provided; (iv) enhance the delivery system to include self-delivery; and (v) develop through the Company's Jacksonville, Florida, training center ("The University"), a training program specifically tailored for the Long-Term Care Business; and (vi) expand the GSMS sales force by 35%; (vii) conform the operations of all its service centers to an efficient best practices model.

  The Company views the acquisition of medical products distributors as an integral part of its growth strategy. The Company intends to continue to acquire local and regional distributors especially in existing markets where it can leverage its distribution infrastructure and gain market share. The Company also plans to pursue strategic geographic acquisition targets to increase the national presence of all its lines of business.

                       SALES, SERVICE, AND DISTRIBUTION

  The Company focuses on complete customer satisfaction, which it characterizes to its customers as "no hassle" service. Consistent with this approach, the Company offers its customers same-day or next-day delivery service on a regular basis, highly trained, consultative sales professionals, a broad product line including medical supplies, sophisticated diagnostic equipment and reagents, and pharmaceuticals, no minimum order size, and permits returns of unused, saleable products for instant credit, as well as repair and service of imaging equipment.

  The Company has increased its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations, large long-term care chains, and group purchasing organizations. In selling to these national accounts, the Company emphasizes its core strengths of rapid delivery and service, stockless inventory, competitive pricing, consultative selling, broad product lines, customer usage reporting, and high service levels.

Physician Supply Business

  The Physician Supply Business currently maintains a highly decentralized distribution network of 58 service centers operating approximately 550 delivery vans servicing customers throughout the 50 United States. This distribution network along with the Company's Instant Customer Order Network ("ICON(SM)") has enabled the Physician Supply Business to provide same-day delivery service on a consistent basis. Customer orders received by 10:30 a.m. at the local service center are delivered the same day within a 100-mile radius. Within a 30-mile radius, orders received by noon are delivered the same day.

  Through over 700 sales representatives, the Physician Supply Business distributes medical supplies and equipment to physicians in over 100,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 150 to 200 physician offices, with a minimum goal of visiting each office once every one to two weeks.

Imaging Business

  The Company's Imaging Business operates in a similar decentralized format as the Physician Supply Business and distributes over 4,000 types of medical diagnostic imaging supplies, chemicals, and equipment and provides technical service to hospitals, other alternate-site providers, and physician offices. This Imaging Business began operations in November 1996 with the acquisition of eight service centers, 24 sales representatives and 75 service specialists. Currently, the Imaging Business provides service to approximately 13,000 customers including approximately 2,500 hospitals and approximately 10,500 alternate-site providers, through 26 service centers, with over 140 sales representatives.

  In addition to providing delivery of over 4,000 imaging products, the Imaging Business currently provides imaging equipment service through approximately 400 service specialists who provide technical assistance and maintenance on imaging equipment. Customer service requests for service specialists are guaranteed to receive a two-hour response in metropolitan areas and a four-hour response in rural areas. The Company believes this service guarantee coupled with the significant number of highly qualified service specialists positions it as the service leader in the industry.

Long-Term Care Supply Business

  The Company entered the Long-Term Care Business with the acquisition of Gulf South Medical Supply, Inc. in March 1998. The Long-Term Care Business currently operates 14 full-service regional distribution centers. Coupled with a team of approximately 110 sales representatives, the Long-Term Care Business is able to provide consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home health care and subacute, rehabilitation, and transitional care that operate in different geographic areas. Currently, the Long-Term Care Business provides service to approximately 10,000 long-term care facilities nationally; offering a product line consisting of over 18,000 products.

  In addition to distribution of medical and related products, the Company's Long-Term Care Business provides its customers support services developed to meet the customer's needs. These services include: (i) usage reports designed to help customers manage supply requirements, prepare forecasts and track multifacility purchases; (ii) inventory control processes which enable the customer to order products on a just-in-time basis and monitor patient's utilization of products for Medicaid and Medicare reimbursement; and (iii) customized services including customized invoices, bar code labels, and customized order guides.

International Business

  The Company's International Business distributes medical products to office-based physicians and hospitals in Belgium, France, Germany, Luxembourg and the Netherlands and began operations in April 1996 with the acquisition of its service center in Leuven, Belgium. The International Business currently operates three European service centers located in Belgium, Germany, and the Netherlands, employing approximately 30 sales representatives and approximately 80 total employees.

  The Company's Physician Supply, Imaging, and International Business service centers operate as profit centers led by a management team that typically includes a sales leader and an operations leader, and a service leader in the Imaging Business service centers. Each service center employs sales representatives and staff, including purchasing agents, customer service representatives, and warehouse and delivery personnel. Employees are compensated based upon both individual and service center performance. Both leadership and employee bonuses are based largely upon asset management, attainment of goals, and operating profit performance. These performance measurements and the performance based compensation plans will be implemented in the Long-Term Care Business during fiscal 1999.

                                   PRODUCTS

  The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. The Company distributes over 45,000 different products manufactured by approximately 5,000 manufacturers. During the 12 months ended April 3, 1998, no vendor accounted for more than 10% of the Company's inventory purchases. The Company believes it is not vulnerable to significant supply interruptions due to the diverse base of products sold and the significant number of manufacturers supplying those products. However, the Company's ability to maintain good relations with these vendors will affect the profitability of the business.

Physician Supply Business

  Through its Physician Supply Business, the Company distributes medical products consisting of medical supplies, diagnostic equipment, and pharmaceuticals. The following is a discussion of the over 35,000 types of medical products offered by the Physician Supply Business.

  Medical Supplies. The Physician Supply Business sells a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, chlamydia, H-Pylori, and bladder cancer.

  Medical Equipment. The Physician Supply Business equipment lines include blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, exam tables and furniture, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfracators, laser and endoscopy surgical units, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has increased recently, reflecting in part, technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician's office. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally entail the ongoing reordering of disposable diagnostic reagents that generally yield higher margins.

  Pharmaceuticals. The Company's pharmaceutical sales include vaccines, injectables, and ointments. As a result of the changing dynamics in the pharmaceutical industry, particularly the reduction of sales personnel focused on the physicians' offices, pharmaceutical manufacturers are increasingly seeking alternative means of distribution. The Company believes that its consultative sales approach and its emphasis on training have allowed PSS to be highly effective in selling pharmaceuticals to the physician-office market.

Imaging Business

  The Imaging Business distributes a broad range of 4,000 products consisting of imaging supplies, equipment, and service.

  Imaging Supplies. The Company's product portfolio includes x-ray film, contrast agents, barium, filing and mailing products, film viewing devices, darkroom products, protective materials, and other miscellaneous imaging accessories.

  Imaging Equipment. The Imaging Business equipment lines include processes, wet and dry laser cameras, automated film handling equipment, radiographic equipment, radiographic and fluoroscopic equipment ("R&F"), digital R&F, electrophysiology equipment, mammography systems, bone densitometry, C-Arms, computed tomography scanners ("CT"), vascular labs, and magnetic resonance imaging ("MRI") equipment.

  Imaging Service Specialist. Through approximately 400 service specialists, the Imaging Business currently provides on-site preventive maintenance, emergency service, and parts for all of the above-mentioned imaging equipment sold.

Long-Term Care Business

  The Long-Term Care Business offers over 18,000 medical and related products consisting largely of name brand items including medical supplies, incontinent supplies, and personal care items, enteral feeding supplies, medical instruments, and respiratory and ostomy supplies.

  Medical Supplies. Medical supplies consist of wound care supplies, needles and syringes, gauze, sutures, various types of exam gloves, urological supplies, and blood and urine testing supplies and test kits.

  Incontinent Supplies and Personal Care Items. These items include adult diapers and underpads, as well as soaps and shampoos, personal hygiene items, various paper products and bedside utensils.

  Enteral Feeding Supplies. Enteral feeding supplies include nutritional supplements, pump sets, and intravenous tubing and solutions.

  Other. Other items offered by the Company include, medical instruments, oxygen supplies, ventilator supplies, trach and suction supplies, over-the-counter pharmaceuticals, and ostomy supplies.

International Business

  The International Business distributes medical supplies, equipment and pharmaceuticals similar to those provided by the Physician Supply Business to five European countries. The International Business offers products to the European physician office and hospital markets.

                          RECRUITMENT AND DEVELOPMENT

  The Company believes its leaders and sales force are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training and developing these employees. The Company spent approximately $3.0 million for training and development in fiscal year 1998. Over the past ten years, the Company has refined its recruitment practices and development procedures for its Physician Supply Business, and the Company is currently developing a similar training program for the sales representatives and service specialists of its Imaging and Long-Term Care businesses. The Company's comprehensive program for its Physician Supply Business includes the following:

  Recruitment. The Company has developed a recruitment program to help provide it with a source of mobile and committed sales representatives. The Company believes that it is a leader in its industry in recruiting sales representatives on college and university campuses. The Company's recruiters use state-of-the-art marketing materials to attract candidates who demonstrate superior sales aptitude. The Company also recruits college graduates with up to five years experience in business, government or the military as operational leadership trainees.

  Initial Development. Each trainee is initially assigned to a service center. Under the supervision of local leaders, training consists of a combination of self-study, individual instruction and interaction with customers and vendors. Such training includes 16 one-week courses providing instruction on products, procedures, and selling skills. During this development program, the trainee attends The University for additional training. Individual progress is measured weekly through formal testing and role playing, resulting in continued advancement to graduation, usually within 20 weeks. PSS designs the program to be strenuous and only approximately 70% of the trainees successfully complete the program. Upon graduation, the newly appointed sales representative assumes responsibility for the first available sales territory, within a preferred region regardless of location. The Company typically has approximately 30 sales candidates at various stages of the training process. The Company believes that the level of its expenditures in developing new sales representatives and its ability to place new sales representatives quickly in a new region is unique within the industry. The new sales graduate is placed on a 15-month salary-to-commission conversion program. Presently, approximately 95% of Physician Supply Business' sales force is compensated on a straight commission basis.

  Operations Management. The Company's development program for its operations leadership trainees consists of approximately 12 months of intensive training and development. After recruitment, the operations management trainee is transferred to at least three service centers and is given various and gradually increasing levels of responsibility. The trainee is assigned to an operations management position when it becomes available at a service center, regardless of location. The Company has available approximately five operations management trainees to support its growth at any given time.

  Technical Service Specialists. The Company has started its training program for advancing the capabilities of its current 400 imaging service specialists. This year, the Company will train and develop over 200 of its current service specialists on approximately 6 imaging programs. In addition, the Company has implemented a training and development program for new service specialists.

  Continued Development. The Company provides several programs to continue development of its sales and leadership organization. The programs provided by The University include a leadership program, senior sales representatives and general, a program emphasizing creativity and innovation for first-year leaders, and a leadership development program. In addition, the Company encourages its sales representatives to participate in industry-accredited self-study programs. Every sales representative routinely attends local sales meetings, annual sales and marketing meetings, key vendor product conferences and continuing education programs at The University. Additionally, the Company is developing training programs on customer service, purchasing and other field operations.

  On April 3, 1998, the Company had approximately 950 sales representatives, 390 imaging service specialists and 4,000 total employees. The Company considers its employee relations to be excellent.

                              INFORMATION SYSTEMS

  The Physician Supply Business maintains a decentralized information system with data acquisition at the local service centers and a central data base that is accessible from all of the service centers. The information systems were designed to allow the service center to have both the hardware and software to conduct operations independently. The failure of a computer system at a service center would not affect the operations of any other service center or the corporate system. Likewise, the short-term failure of the corporate system would not affect the operations of any service center.

  ICON(SM) is a sales force automation tool which allows the Physician Supply Business sales representatives to access critical customer information and place orders from any location using a pen-based, hand-held computer system. ICON(SM) provides the sales representatives with customer pricing, contracts, backorders, inventory levels, account status and instant ordering. The customer's order is transmitted via wireless transmission to the corporate system and then transmitted from the corporate system to the local service center in less than two minutes. ICON(SM) has increased time available for selling, decreased operating expenses in the service centers and enhanced the Company's ability to provide same-day delivery to customers. Utilizing ICON(SM), sales representatives can give product demonstrations, provide equipment feasibility studies and perform revenue and return-on-investment analyses for specific equipment. ICON(SM) also gives the sales representative the ability to provide quotes and bids to the larger accounts.

  To enable the Company to maintain high customer order fill rates on a consistent basis, the Company utilizes its BEAR system. Each service center reports its inventory quantities on a daily basis. The separate service center reports are combined into one company-wide inventory report containing product number, quantity on hand and historical usage. This system reduces back-orders to customers and reduces the Company's total inventory through increased inventory efficiencies. BEAR also displays the on-hand usage quantities of neighboring service centers that are within one commercial-shipping day of the service center.

  During fiscal year 1997, the Physician Supply Business developed and test-marketed the CustomerLink system. The Company believes this system is the first Internet-based health care information system designed and used specifically for inventory management and purchasing for the medical practice. Company customers can access CustomerLink through the Internet at http://www.pssd.com after receiving their personal password from the Company. All company customers, regardless of size, with access to the Internet, will be given access to services and on-line information, including: (i) on-line order placement and confirmation; (ii) customer-specific pricing, product availability, back orders and utilization reports; (iii) working capital management reports; and (iv) practice compliance assistance for OSHA and CLIA, including a database of medical safety sheets.

  PSS is implementing a delivery automation system that is scheduled for completion in fiscal year 1999. The system will provide electronic signature recognition and delivery routing which the Company believes will improve its distribution efficiency.

  The Company developed and is currently implementing a new system in its Imaging Business which it expects to be completed by August 1998. The Company is also developing a system for both its Physician Supply and Long-Term Care businesses which is the second version of the system almost complete for the Imaging Business. When the second version is complete and implementation has started, the Imaging Business will convert to the new version. The Company expects these systems to be implemented by December 1999.

                      PURCHASING AND VENDOR RELATIONSHIPS

  The Company aggressively seeks to purchase the medical supplies and equipment it distributes at the lowest possible price through volume discounts, rebates and product line consolidation. The Company's materials management group negotiates all of its contract terms with vendors. Individual orders are placed by the Company's purchasing agents, located at the Company's service centers, who are responsible for purchasing and maintaining the inventory. Supplies and equipment are delivered directly from vendors to the service centers.

  The Company aggressively pursues the opportunity to market and sell medical equipment and supplies on an exclusive basis. Manufacturers of medical diagnostic equipment and supplies typically offer distribution rights only to a selected group of distributors and are increasingly seeking to reduce the number of distributors selling their products to end users in an effort to reduce the cost associated with marketing and field support. The Company has been successful in assisting manufacturers in their development and marketing plans and in obtaining the exclusive right to sell certain products. The Company believes that its ability to capture such distribution rights represents a significant barrier to the entry of competitors.

  In addition, the Company continually seeks vendor relationships on an exclusive or semiexclusive basis providing the Company with a competitive advantage and providing the manufacturer with one distribution channel comprised of nearly 1,000 highly-trained, consultative sales representatives. Following is a list of manufacturers which the Company currently maintains such relationships and the type of product offered.

                   Manufacturer                                                 Product
---------------------------------------------------    -----------------------------------------------------

Abbott Laboratories, Inc...........................    Blood chemistry analyzers, hematology products,
                                                         immunoassay analyzers, rapid tests, and reagents
Critikon (a Johnson & Johnson Company).............    Vital signs monitors
Hewlett Packard Company............................    Ultrasound equipment
Hologic, Inc.......................................    Bond densitometry analyzers
HumaScan Inc.......................................    Breast tumor detection tests
Leisegang Medical, Inc.............................    OB/GYN diagnostic instruments, ultrasonic tissue
                                                         aspirator (liposuction)
Roche/Boehringer Mannheim Corporation..............    Hematology, chemistry analyzers, and reagents
Siemens............................................    Ultrasound equipment
Sonosight..........................................    Hand-held ultrasound equipment

  Vendor relationships are an integral part of the Company's businesses. Marketing and sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are strategic to the Company's future success.

  In the Imaging Business, prices of consumable imaging products, primarily films and film related products, are influenced significantly by manufacturers through distributor discounts and rebates. These distributor/manufacturer relationships affect the profitability of the Company's Imaging Business. Additionally, the development of new technology may change the manner in which diagnostic imaging services are provided. In the event of such technological changes, the Company's ability to obtain distribution agreements or develop vendor relationships to distribute such new technology will impact the Company's operations.

                                  COMPETITION

  The Company operates in a highly competitive environment. The Company's principal competitors are the few multimarket medical distributors that are full-line, full-service medical supply companies, most of which are national in scope. These national companies have sales representatives competing directly with PSS, are substantially larger in size, and have substantially greater financial resources than the Company. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same market as the Company. Most local dealers are privately owned and operate with limited product lines. There are several mail order firms that distribute medical supplies on a national or regional basis. The Company also competes with certain manufacturers that sell their products both to distributors and directly to users, including office-based physicians.

                              REGULATORY MATTERS

  The Company's business is subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Controlled Substances Act, and other regulation by the U.S. Food and Drug Administration and state laws applicable to the distribution and manufacture of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products.

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

  The Company is also subject to regulation in the European countries where its International Business markets its products. Many of the regulations applicable in such countries are similar to those of the U.S. Food and Drug Administration. The national health or social security organizations of certain countries require the products distributed by the Company to be qualified before they can be marketed in those countries.

  Federal, state and foreign regulations regarding the sale and distribution of medical supplies, equipment and devices by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

Item 2.  Properties

  At April 3, 1998, the Company maintained 111 service centers providing service to 50 states throughout the United States, as well as Belgium, France, Germany, and the Netherlands. All locations are leased by the Company with the exception of the Imaging Business service center located in Syracuse, New York, the International Business service center located in Leuven, Belgium, and the Long-Term Care Business service center located in Indianapolis, Indiana, and administrative offices in Sunbury, Pennsylvania and Madison, Mississippi. The following table identifies the locations of the Company's service centers and the areas that they service.

Physician Supply Business


Service Center Location         States Serviced          Service Center Location        States Serviced
-------------------------   -----------------------   ----------------------------    -----------------------
Albany, NY                  CT, NY, VT                  Louisville, KY                 IN, KY
Albuquerque, NM             CO, NM, TX                  Lubbock, TX                    TX
Atlanta, GA                 AL, GA                      Memphis, TN                    AR, MS, TN
Baltimore, MD               MD, PA, VA, WV              Milwaukee, WI                  WI
Beaumont, TX                TX                          Minneapolis, MN                IA, MN, MT, ND, SD, WI
Birmingham, AL              AL, MS                      Mobile, AL                     AL, FL, MS
Boise, ID (2)               ID, MT                      Nashville, TN (2)              IL, KY, TN
Charlotte, NC               NC, SC, TN, VA              New Orleans, LA                LA, MS, TX
Chattanooga, TN             AL, GA, TN                  Norfolk, VA                    NC, VA, WV
Chicago, IL                 IL, IN, WI                  Omaha, NE                      CO, IA, NE, WY
Cincinnati, OH              IN, KY, OH, WV              Orlando, FL                    FL
Cleveland, OH               OH                          Philadelphia, PA               DE, NJ, NY, PA
Columbia, SC                GA, SC                      Phoenix, AZ                    AZ
Dallas, TX                  OK, TX                      Pittsburgh, PA                 MD, NY, OH, PA, WV
Davenport, IA (2)           IA, IL                      Portland, OR                   CA, OR, WA
Deerfield Beach, FL         FL                          Raleigh, NC                    NC, VA
Denver, CO                  CO, NM, WY                  Richmond, VA                   VA
Detroit, MI                 MI                          Roanoke, VA                    TN, VA
Honolulu, HI                HI                          Rochester, NY                  NY
Houston, TX                 OK, TX                      Salt Lake City, UT             CO, ID, MT, NV, UT
Indianapolis, IN            IL, IN                      San Antonio, TX                TX
Jackson, MS                 LA, MS                      San Diego, CA                  CA
Jacksonville, FL            FL, GA, SC                  San Francisco, CA              CA
Kansas City, KS             IA, IL, KS, MO              Seattle, WA                    AK, WA
Knoxville, TN               KY, NC, TN                  St. Louis, MO                  IL, MO
Lafayette, LA               LA                          St. Petersburg, FL             FL
Las Vegas, NV               AZ, NV, UT                  Tallahassee, FL                AL, FL, GA
Little Rock, AR             AR, TX                      Tulsa, OK                      AK, MO, OK
Long Island, NY             MA, NJ, NY                  Union, NJ                      NJ, NY
Los Angeles, CA (North)     CA                          Wareham, MA                    CT, MA, ME, NH, RI
Los Angeles, CA (South)     CA

Imaging Business


Service Center Location         States Serviced          Service Center Location        States Serviced
-------------------------   -----------------------   ----------------------------    -----------------------
Albany, NY                  MA, NY, VT                  Memphis, TN                    AR, MS, TN
Albuquerque, NM             AZ, CO, NM, TX              Mobile, AL                     AL, FL, MS
Atlanta, GA                 GA, SC                      Nashville, TN                  KY, TN
Birmingham, AL              AL, FL, MS, TN              Newburgh, NY                   CT, MA, NJ, NY, PA
Buffalo, NY                 NY, OH, PA                  Pompano Beach, FL              FL
Charlotte, NC               NC, SC                      Raleigh, NC                    NC
Chicago, IL                 IL, IN, WI                  Richmond, VA                   MD, NC, PA, VA, WV
Columbia, SC                SC                          Roanoke, VA                    TN, VA, WV
Danville, PA (3)            NJ, PA                      Rochester, NY                  NY, PA
Denver, CO                  CO, NE, WY                  St. Louis, MO                  IL, KY, MO
Indianapolis, IN            IL, IN, KY                  Syracuse, NY                   NY, PA
Jacksonville, FL            FL, GA                      Tallahassee, FL (2)            FL, GA
Kansas City, KS (4)         KS, MO                      Tampa, FL                      FL
Little Rock, AR (3)         AK, LA, MS, OK, TN          Winston Salem, NC (2)          NC, VA

Long-Term Care Business (1)


Service Center Location         States Serviced          Service Center Location        States Serviced
-------------------------   -----------------------   ----------------------------    -----------------------
Atlanta, GA                 AL, GA, SC, TN              Madison, WI                    IA, MD, MN, NE, WI
Chattanooga, TN (3)         KY, TN                      Manchester, NH                 ME, NH, RI
Cincinnati, OH (2)          IN, KY, MI, OH, WV          Orlando, FL                    FL, GA
Clearwater, FL (2)          FL, GA                      Warren, RI (2)                 CT, MA, NH, NJ, RI
Columbus, OH                IN, OH, PA, WV              Phoenix, AZ                    AZ, NM
Dallas, TX                  KS, LA, NM, OK, TX          Raleigh, NC                    NC, SC, VA, WV
Fort Worth, TX (2)          AR, OK, TX                  Richmond, VA (2)               NC, VA, WV
Harrisburg, PA              NJ, NY, OH, PA, VA, WV      Roanoke, VA (2)                NC, VA, WV
Indianapolis, IN (2)        IL, IN, KY, OH              Sacramento, CA                 CA, OR, WA
Jackson, MS                 AL, LA, MS, TN              San Antonio, TX                LA, NM, TX
Kennesaw, GA (2)            AL, FL, GA, SC, TN          Memphis, TN                    AL, AR, KY, MO, MS, TN
Los Angeles, CA             CA, NV

International Business


Service Center Location         Country Services         Service Center Location        Country Serviced
-------------------------   -----------------------   ----------------------------    -----------------------
Lueven, Belgium             Belgium, France,            Dusseldorf, Germany            Germany
                            Germany, Luxembourg         Utrecht, Netherlands           Netherlands

(1) Gulf South Medical Supply, Inc. service centers presented as of December 31, 1997
(2) Merged into existing service centers subsequent to April 3, 1998
(3) Acquired subsequent to April 3, 1998
(4) Start-up service center formed subsequent to April 3, 1998

    In the aggregate, the Company's service centers consist of approximately 2.1 million square feet, of which all is leased, with the exception of the locations in Leuven, Belgium, Indianapolis, Indiana, Sunbury, Pennsylvania, and Madison, Mississippi, under lease agreements with expiration dates ranging from 1999 to 2005. The Company's service centers range in size from approximately 5,000 square feet to 91,000 square feet.

    The corporate offices of PSS consist of approximately 65,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. The lease for this space expires in April 2002.

    At April 3, 1998, the Company's facilities provided adequate space for the Company's operations. Throughout the Company's history of growth, the Company has been able to secure the required facilities.

Item 3.  Legal Proceedings

  The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch
v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-5-20A. The action, which was filed on May 28, 1998, is pending in the United States District Court for the Middle District of Florida. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders that allegedly purchased the Company's stock between December 27, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The plaintiff seeks damages, including costs and expenses. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

  Gulf South Medical Supply, Inc. ("Gulf South"), a wholly owned subsidiary of the Company, and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv525BN. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi. The plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated stockholders that allegedly purchased stock in Gulf South's June 1996 public offering of three million shares of its common stock (the "June 1996 Offering"), that the defendants engaged in violations of certain provisions of the Securities Act of 1933, as amended, and Mississippi state law. The plaintiff in the Krupnick action alleges for herself and for a purported class of similarly situated stockholders who purchased Gulf South Common Stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Exchange Act, Rule 10b-5 promulgated thereunder and Mississippi state law. Both lawsuits relate to disclosures made in the prospectus issued by Gulf South in connection with its June 1996 Offering. Plaintiffs seek damages, including costs and expenses. The Company believes that the allegations contained in these complaints are also without merit and intends to defend vigorously against the claims. However, these lawsuits are in their earliest stages, and there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

  The Company is named as a defendant in a purported patent infringement claim filed by Bayer Corp. ("Bayer") in the United States District Court for the Middle District of Florida 98-235 Civ. J-21A. In this lawsuit, Bayer alleges that the urinalysis test strips sold by the Company under the Penny Saver(TM) label infringe four Bayer patents. The Company is contesting the claim of infringement. In addition, the Company has obtained a written agreement from the manufacturer of the product, YeongDong Pharmaceuticals of Seoul, Korea, indemnifying the Company for the costs of defense of the suit and for the underlying liability. To date, YeongDong has fulfilled its obligation to reimburse the Company for the fees and costs incurred in defending this case. The Company further has indemnity rights against the U.S. distributor of the YeongDong product, BioSys Laboratories ("BioSys"), pursuant to its vendor agreement with BioSys. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. However, this lawsuit is in its earliest stages and there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

  Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. The Company has not experienced any significant product liability claims and maintains product liability insurance coverage. In addition, the Company is a party to various legal and administrative legal proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, management believes that, other than as discussed above, the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  During the fourth quarter of the Company's fiscal year covered by this report, a Special Meeting of the Company's shareholders was held on March 26, 1998. The following proposals were adopted: (1) the issuance of common stock, $.01 par value per share, of the Company ("Common Stock") pursuant to the Agreement and Plan of Merger, dated December 14, 1997, by and among the Company, PSS Merger Corp., a wholly owned subsidiary of the Company, and Gulf South Medical Supply, Inc. ("Gulf South"), with Gulf South being the surviving corporation and becoming a wholly owned subsidiary of the Company (the "Merger"); (2) the amendment to the Amended and Restated Articles of Incorporation, as amended, of the Company to increase the number of authorized shares of Common Stock from 60,000,000 to 150,000,000 (the "Stock Amendment"); and (3) the amendment to the Amended and Restated Articles of Incorporation, as amended, of the Company to change the corporate name of the Company from Physician Sales & Service, Inc. to PSS World Medical, Inc. (the "Name Amendment").


        Proposal                              For                      Against/Abstained
-------------------------             --------------------             -----------------
1)  The Merger                             25,114,880                       118,389
2)  The Stock Amendment                    24,956,218                       516,258
3)  The Name Amendment                     30,308,327                       87,116

                                    PART II

Item 5.  Market for the Registrant's Common Shares and Related Shareholder
      Matters

  Shares of PSS World Medical, Inc.'s Common Stock are quoted on the NASDAQ National Market under the ticker symbol "PSSI." The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company's Common Stock during the periods indicated:


                                      Quarter Ended                                          High    Low
---------------------------------------------------------------------------------------   -------- -------
June 30, 1996..........................................................................     $33.00  $22.75
September 30,1996......................................................................      25.63   15.00
December 31, 1996......................................................................      26.88   13.75
March 28, 1997.........................................................................      19.75   13.00
June 30, 1997..........................................................................      19.00   12.00
September 30, 1997.....................................................................      19.50   16.75
December 31, 1997......................................................................      24.00   18.06
April 3, 1998..........................................................................      26.00   18.31

  As of April 3, 1998, there were 1,774 holders of record and approximately 16,000 beneficial holders of the Company's Common Stock.

  Since inception, the Company has neither declared nor paid cash dividends on the Common Stock. The Company expects that earnings will be retained for the growth and development of the Company's business. Accordingly, the Company does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future. An imaging division company paid distributions to S-corporation shareholders in the amounts of $516,000, $455,000, and $1,100,000 during fiscal years 1995, 1996, and 1997, respectively, prior to the acquisition by the Company.

  On January 30, 1998, the Company issued an aggregate of 201,299 shares of the Company's Common Stock, including 35,947 shares which are being held in escrow pending the resolution of potentially identifiable claims, to the former shareholders of Southwest Radiographics, Inc. ("Southwest") in exchange for all of the shares of Southwest common stock. The issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment with no view toward public resale or distribution thereof without registration. The recipients qualified as accredited investors, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

Item 6.  Selected Financial Data

     The following selected financial data of the Company for fiscal years 1994 through 1998 have been derived from the Company's audited Consolidated Financial Statements which give retroactive effect to the mergers with Taylor, X-Ray Georgia, S&W, and GSMS. Due to differing fiscal year ends of Gulf South Medical Supply, Inc. and PSS World Medical, Inc., the 12 months ended December of GSMS were consolidated with the 12 months ended March of the Company for all periods presented.

                                                                    Fiscal Year Ended
                                              ---------------------------------------------------------------
                                                  1994        1995         1996         1997         1998
                                              ----------   ----------   ----------   ----------   -----------
                                                        (Dollars in Thousands, Except Per Share Data)
Income Statement Data:
   Net sales                                  $  470,654   $  564,136   $  719,214   $  940,764   $1,289,065
   Gross profit (3)                              133,625      156,344      194,711      257,042      351,836
   Selling and G&A expenses (3)                  118,553      135,320      159,578      217,077      280,027
   Merger and other nonrecurring costs and
      expenses (1)                                   827        5,221       18,238       17,950       39,233
   Net income                                 $    4,639   $    5,856   $    9,295   $   13,922   $   15,970
                                              ----------   ----------   ----------   ----------   -----------
   Earnings per share:
      Basic                                          N/A          N/A   $     0.17   $     0.22   $     0.23
      Diluted                                 $     0.12   $     0.12   $     0.16   $     0.21   $     0.23
                                              ----------   ----------   ----------   ----------   -----------
   Unaudited pro forma net income excluding
      merger and other nonrecurring costs
      and expenses and 1997 other operating
      charges (1) (3)                         $    4,879   $   10,621   $   21,003   $   27,437   $   44,304
                                              ----------   ----------   ----------   ----------   -----------
   Unaudited pro forma net income per share
      excluding merger and other
      nonrecurring costs and expenses and
      1997 other operating charges (1) (3)    $     0.13   $     0.22   $     0.37   $     0.42   $     0.64
                                              ----------   ----------   ----------   ----------   -----------
   Weighted average shares outstanding (2)
      Basic                                          N/A          N/A       55,813       64,248       68,727
      Diluted                                     37,746       47,979       57,360       64,998       69,697
                                              ----------   ----------   ----------   ----------   -----------
Balance Sheet Data:
   Working capital                            $   64,329   $   88,011   $  211,835   $  270,018   $  384,133
   Total assets                                  161,561      189,866      351,553      512,640      676,782
   Long-term liabilities                          81,772       39,927       10,622        8,459      130,734
   Total equity                                   18,679       79,114      242,091      352,661      387,897

Other Historical Financial Data(4):
   EBIT                                                                     38,070       45,692      79,832
   EBITDA                                                                   42,700       52,165      90,832
   Pro forma interest expense                                               14,392       12,042      11,957
   EBITDA Coverage                                                             3.0          4.3         7.6
   EBITDA Margin                                                               5.9%         5.5%        7.0%

(1) Merger and other nonrecurring costs and expenses include merger costs and expenses, restructuring costs related to acquisitions, impairment charges, and other nonrecurring charges. Refer to Note 3 of the accompanying financial statements for further discussion of these amounts.
(2) Adjusted to give effect to a three-for-one stock split in fiscal year 1996.
(3) Excludes fiscal 1997 other operating charges representing write-offs of inventory of $4,100 and accounts receivable of $500 at branches involved in mergers.
(4) Excludes merger and other nonrecurring costs and expenses.
(5) Pro forma interest expense includes interest on the $125.0 million 8 1/2% senior subordinated notes issued in fiscal 1998 as if outstanding for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis of the consolidated financial condition and consolidated results of operations of PSS should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Company Overview

  PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, and hospitals through 101 service centers to customers in all 50 states and 5 European countries. Since its inception in 1983, the Company has become a leader in all three market segments it serves with a focused, market specific approach to customer services, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, and a unique culture of performance.

  The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States. Physician Sales & Service currently operates 58 medical supply distribution service centers ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

  The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States. DI currently operates 26 imaging service distribution centers ("Imaging Business") serving over 13,000 customer sites in 32 states. The Imaging Business' primary market is the approximately 5,000 hospitals and other alternate-site imaging companies operating approximately 50,000 office sites throughout the United States.

  Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States. GSMS currently operates 14 distribution service centers ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing approximately 16,000 long-term care facilities.

  In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates three European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany, Luxembourg, and the Netherlands.

Company Growth

  The Company has grown rapidly in recent years through mergers and acquisitions, same-center growth and new-center development. From the end of fiscal year 1994 through the end of fiscal year 1998, the Company's net sales, excluding the pre-acquisition revenues of four companies acquired as pooling of interests, grew at a compound annual rate of approximately 55.9%, and including pre-acquisition revenues of four companies acquired as pooling of interests, the Company's net sales grew at a compound annual rate of approximately 28.6%. The number of company service centers has grown from two at the end of fiscal year 1984 to 101 currently, including 58 Physician Supply Business service centers, 26 Imaging Business service centers, 14 Long-Term Care Business Service centers and three International Business service centers. In order of priority, the Company's growth has been accomplished through: (i) acquiring local and regional Imaging Business medical products distributors; (ii) acquiring local and regional Physician Supply Business medical-products distributors; (iii) acquiring Gulf South

Medical Supply, Inc. thereby forming the basis of the Company's Long-Term Care Business; (iv) increasing sales from existing service centers; and (v) opening start-up service centers.

  The following table depicts the number of service centers, sales representatives and states served by the Company for the fiscal years indicated. See "Item 2.--Properties" for a list of the Company's service centers.

                                                          Fiscal Year Ended
                                                     ----------------------------
                                                     1994  1995  1996  1997  1998
                                                     ----  ----  ----  ----  ----
Total Company:
 Sales representatives.............................   420   523   813   924   957
 Service Specialists...............................    98   104   112   223   390
 Service centers (1)...............................    58    70    90   103   111
 States served.....................................    50    50    50    50    50
Physician Supply Business:
 Sales representatives.............................   362   455   692   720   703
 Service centers (1)...............................    45    54    64    61    61
 States served.....................................    44    48    50    50    50
Imaging Business (2):
 Sales representatives.............................    24    26    30    73   116
 Service specialists...............................    98   104   112   223   390
 Service centers...................................     7     7     8    21    25
 States served.....................................     9     9     9    16    27
Long-Term Care Business:
 Sales representatives.............................    34    42    91   107   110
 Service centers (3)...............................     6     9    18    19    22
 States served.....................................    50    50    50    50    50
International Business:
 Sales representatives.............................    --    --    --    24    28
 Service centers...................................    --    --    --     2     3
 Countries served..................................    --    --    --     5     5

(1) Excludes Taylor service centers prior to their acquisition.
(2) All Imaging Business data for periods prior to November 1996 reflect pre-merger financial data of companies acquired through pooling-of-interests transactions.
(3) All Long-Term Care Business data is presented based on a calendar year end.

Acquisition Program

    The Company views the acquisition of medical products distributors as an integral part of its growth strategy. The Physician Supply Business has grown from one service center located in Jacksonville, Florida in 1983 to 58 currently. The Imaging Business and International Business began with acquisitions in fiscal year 1997 and have grown primarily through acquisitions to 26 and three service centers, respectively, to date. The Long-Term Care Business was developed through the acquisition of Gulf South Medical Supply, Inc. in March 1998. Since fiscal year 1994 the Company has accelerated its acquisition of medical products distributors both in number and in size of the operations acquired.

   The following table sets forth the number of acquisitions of the Company and the prior revenues of the companies acquired for the periods indicated (in thousands):

                                                                          Fiscal Year Ended (1)
                                                           ------------------------------------------------
                                                             1994      1995     1996      1997      1998
                                                           -------   -------  --------  --------  ---------
Number of acquisitions............................               4         9        11        10        15
Prior year revenues for acquired companies (2)....         $26,300   $37,600  $167,600  $241,700  $498,942

(1) Excludes companies previously acquired by companies subsequently acquired by PSS World Medical, Inc.
(2) Reflects 12-month trailing revenues for companies prior to their acquisition by PSS World Medical, Inc. and is not necessarily reflective of the revenues of continued operations following their acquisition.

Sales Mix

  The following table sets forth information regarding the Company's net sales by business for the periods indicated (in millions):

                                                         Fiscal Year Ended
                                                      -------------------------
                                                       1996    1997     1998
                                                      ------  ------  ---------
Net Sales
 Physician Supply Business..........................  $483.3  $601.3  $  659.8
 Imaging Business...................................   105.8   146.1     319.7
 Long-Term Care Business............................   130.1   177.7     287.6
 International Business.............................      --    15.7      22.0
                                                      ------  ------  ---------
      Total company.................................  $719.2  $940.8  $1,289.1
                                                      ======  ======  =========


                                                         Fiscal Year Ended
                                                     --------------------------
                                                       1996     1997     1998
                                                     -------  -------  --------
Percentage of Net Sales
 Physician Supply Business..........................   67.2%    63.9%    51.2%
 Imaging Business...................................   14.7     15.5     24.8
 Long-Term Care Business............................   18.1     18.9     22.3
 International Business.............................     --      1.7      1.7
                                                      ------  ------  ---------
      Total company.................................  100.0%   100.0%   100.0%
                                                      ======  ======  =========

                                                           Fiscal Year Ended
                                                      -------------------------
                                                       1996     1997(4)  1998
                                                      ------   -------- -------
Gross Margin Trends
 Total Company......................................   27.1%    27.3%    27.3%

  (4) Including fiscal year 1997 Physician Supply Business operating write-offs of inventory of branches involved in mergers of approximately $4.1 million, the Company's gross margin was 26.9%.

  The following table sets forth certain operating trends of the Company for the periods indicated:

                                                            Fiscal Year Ended
                                                            -----------------
                                                              1997     1998
                                                            -------   -------
Operating Trends:
 Average Days Sales Outstanding...........................    59.9     54.3
 Average Inventory Turnover...............................     7.6x     8.3x

  Accounts receivable, net of allowances, were $210.0 million and $178.8 million at April 3, 1998 and March 28, 1997, respectively. Inventories were $122.5 million and $102.4 million as of April 3, 1998 and March 28, 1997, respectively.

  The following table sets forth certain liquidity trends of the Company for the periods presented (in millions):

                                                             Fiscal Year Ended
                                                             -----------------
                                                               1997     1998
                                                             -------   -------
Liquidity Trends:
 Cash and Investments.....................................    $112.1   $164.0
 Working Capital..........................................     270.0    384.1

Results of Operations


  The table below sets forth for each of the fiscal years 1996 through 1998 certain financial information as a percentage of net sales. The following financial information includes the pre-acquisition financial information of Taylor, X-Ray Georgia, and S&W, and GSMS. Due to differing fiscal year ends of Gulf South Medical Supply, Inc. and PSS World Medical, Inc., the 12 months ended December of GSMS were consolidated with the 12 months ended March of the Company for all periods presented. Refer to "Note 2--Business Acquisitions" in the accompanying financial statements for GSMS results for the three months ended April 3, 1998.

                                                                                  Fiscal Year Ended
                                                                               ------------------------
                                                                                 1996    1997    1998
                                                                               -------  ------ --------
Income Statement Data
 Net sales....................................................................  100.0%  100.0%  100.0%
 Gross profit (1).............................................................   27.1    27.3    27.3
 General and administrative expenses..........................................   14.5    15.3    14.1
 Selling expenses.............................................................    7.7     7.8     7.6
 Merger and other nonrecurring costs and expenses.............................    2.5     1.9     3.0
 Net income...................................................................    1.3     1.5     1.2
 Unaudited pro forma net income excluding merger and other nonrecurring costs
  and expenses and fiscal 1997 other operating charges (2)....................    2.9     2.9     3.4

  (1) Excludes fiscal year 1997 Physician Supply Business operating write-offs of inventory of branches involved in mergers of approximately $4.1 million.
  (2) Fiscal year 1997 other operating charges represent write-offs of inventory and accounts receivable at branches involved in mergers.

Fiscal Year Ended April 3, 1998 Versus Fiscal Year Ended March 28, 1997

  Net Sales. Net sales increased $348.3 million, or 37.0%, to $1.3 billion for fiscal year 1998 compared to fiscal year 1997 net sales of $940.8 million. Although there has been a migration of significantly lower hospital medical product pricing into the physician office market which reduces revenues for the same units previously sold, the increase in net sales was attributable to: (i) net sales of companies acquired during fiscal year 1997; (ii) the Company's focus on diagnostic equipment sales; (iii) internal sales growth of centers operating at least two years; (iv) net sales from the acquisition of imaging companies during fiscal year 1998; and (v) incremental sales generated in connection with exclusive and semiexclusive vendor relationships. The current Physician Supply Business same center sales growth approximated 13.5% for fiscal year 1998.

  Net sales contributed from acquisitions completed in fiscal 1998 totaled approximately $5.0 million and $68.0 million for the Physician Supply Business and Imaging Business, respectively. In addition, Imaging Business and Long-Term Care Business acquisitions completed during fiscal 1997 contributed approximately $104.0 million and $60.0 million, respectively, in incremental fiscal 1998 sales.

  Gross Profit. Gross profit increased $98.9 million, or 39.1%, for fiscal year 1998 compared to fiscal year 1997. The increase in gross profit dollars is attributable to the sales growth described above. Gross profit as a percentage of net sales was 27.3% and 26.9% for fiscal years 1998 and 1997, respectively. Excluding the Physician Supply

Business 1997 other operating charge of $4.1 million related to inventory of branches involved in mergers, the Company's gross profit would have been 27.3% in fiscal 1997. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

  General and Administrative Expenses. General and administrative expenses increased $37.4 million, or 25.9%, for fiscal year 1998 compared to fiscal year 1997. General and administrative expenses as a percentage of net sales, decreased to 14.1% for fiscal year 1998 from 15.3% for fiscal year 1997. The decrease in general and administrative expenses as a percentage of net sales was a result of the continued leveraging of fixed costs of mature service center operations and the increased contribution by the Imaging division which operates at lower general and administrative expenses as a percentage of sales.

  Selling Expenses. Selling expenses increased $25.0 million, or 34.1%, for fiscal year 1998 compared to fiscal year 1997 as a result of an increase in net sales. Selling expense as a percentage of net sales was approximately 7.6% and 7.8% for fiscal years 1998 and 1997, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

  Merger and Other Nonrecurring Costs and Expenses. During fiscal 1998, the Company recorded merger and other nonrecurring costs and expenses of approximately $39.2 million related to merger costs and expenses resulting from mergers accounted for as poolings of interests, restructuring costs related to recent acquisitions, impairment charges, and other nonrecurring charges. The following table sets forth the primary components of these costs and expenses for fiscal year 1997 and 1998.

                                                                   1997   1998
                                                                 ------- ------
Merger and restructuring costs and expenses.....................  $14.5  $21.8
Information systems impairment..................................     --    6.1
Goodwill impairment.............................................     --    5.8
Nonrecurring tax adjustment.....................................    2.0    3.0
Nonrecurring ESOP cost of acquired company......................    1.5    2.5
                                                                 ------- ------
                                                                  $18.0  $39.2
                                                                 ======= ======

  Merger costs and expenses consist primarily of direct costs such as investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel. Further, a restructuring charge was taken in fiscal year 1998 related to the consolidation of distribution and administrative functions as a result of the merger with Gulf South. This consolidation will result in a realignment of the Company from five regions to three regions and will include consolidation and closure of certain service centers.

  The information systems impairment charge relates to a decision made by management in the fourth quarter of 1998 to replace its current information systems. Due to the merger with Gulf South, management concluded that its existing information systems were not compatible with those of Gulf South. In addition, the existing systems were determined to be inadequate to support the future growth of the combined companies and expected growth resulting from future acquisitions. As a result of this change in the utilization of the Company's existing systems, management determined that the value of the related assets had been impaired and an impairment loss has been recognized.

  The goodwill impairment charge is a noncash accounting charge resulting from the Company's ongoing review process that includes an analysis to determine the existence of impaired intangible assets. Intangible assets determined to be impaired were associated with previous acquisitions made by the Physician Supply Business and International Business. The revised carrying values of these assets were calculated on the basis of undiscounted estimated future cash flows.

  The Company recorded tax accruals for fiscal years 1997 and 1998 primarily related to state and local tax compliance matters. These tax adjustments relate only to Gulf South and, due to changes in operational procedures, will be nonrecurring.

  The nonrecurring ESOP charge is a result of the merger with S&W.  Refer to
Note 12 of the accompanying financial statements for a discussion of the S&W
ESOP.

  Operating Income. Operating income increased $15.2 million, or 87.4%, to $32.6 million for fiscal year 1998 from $17.4 million for fiscal year 1997. As a percentage of net sales, operating income for fiscal year 1998 increased to 2.5% from 1.8% for fiscal year 1997 primarily due to the expansion of gross margins coupled with a reduction of general and administrative expenses as a percentage of sales. On a pro forma basis, excluding the effects of merger and other nonrecurring costs and expenses and fiscal 1997 other operating charges, operating income for fiscal year 1998 would have increased $31.8 million, or 79.5%, to $71.8 million for fiscal year 1998 from $40.0 million for fiscal year 1997 due to operating income of acquired companies and increased profitability described above.

  Interest Expense. Interest expense for fiscal year 1998 increased approximately $5.2 million, or 371.4%, compared to fiscal year 1997. Interest expense increased due to the $125.0 million 8 1/2% senior subordinated debt outstanding approximately six months of fiscal 1998. Interest expense for fiscal year 1997 primarily results from the debt of the pooled Imaging Business companies.

  Interest and Investment Income. Interest and investment income for fiscal year 1998 increased approximately $1.0 million, or 23.8%, compared to fiscal year 1997 due to the investment of the net proceeds from the debt offering.

  Other Income. Other income for fiscal 1998 increased $1.3 million, or 86.7%, compared to fiscal year 1997.

  Provision for Income Taxes. Provision for income taxes increased $10.3 million, or 132.1%, for fiscal year 1998 compared to fiscal year 1997 due to higher pretax income of $34.0 million in fiscal year 1998 compared to $21.7 million in fiscal year 1997 as a result of the factors discussed above and was also affected by lower nontaxable investment income of $0.7 million in fiscal year 1998 compared to $1.1 million in fiscal year 1997, higher nondeductible merger costs and expenses of $1.9 million in fiscal year 1998 compared to $0.7 million in fiscal year 1997, and $0.5 million of nondeductible goodwill amortization recorded during fiscal 1998. The effective income tax rate was 53.1% in fiscal year 1998 primarily due to nondeductible merger costs.

  Net Income. Net income increased $2.1 million, or 15.1%, to $16.0 million for fiscal year 1998 from $13.9 million for fiscal year 1997 for the reasons discussed above. As a percentage of net sales, net income decreased to 1.2% for fiscal year 1998 from 1.5% for fiscal year 1997. On a pro forma basis, excluding the effects of merger and other nonrecurring costs and expenses and fiscal 1997 other operating charges, pro forma net income would have increased $16.9 million, or 61.7%, to $44.3 million for fiscal year 1998 from $27.4 million for fiscal year 1997.

Fiscal Year Ended March 28, 1997 Versus Fiscal Year Ended March 29, 1996

  Net Sales. Net sales increased $221.6 million, or 30.8%, to $940.8 million for fiscal year 1997 compared to fiscal year 1996 net sales of $719.2 million. The increase in net sales was attributable to: (i) internal sales growth of centers operating at least two years; (ii) the Company's focus on diagnostic equipment sales; (iii) incremental sales generated in connection with the Abbott Agreement; (iv) net sales of Physician Supply Business centers and International Business centers acquired during fiscal year 1997; and (v) net sales from the acquisitions of the imaging companies during fiscal year 1997. The net sales increase was slowed by the Company's efforts in the last six months of fiscal year 1997 to reduce low gross margin sales of the Physician Supply Business. Physician Supply Business same center sales growth approximated 18% for fiscal year 1997.

  Fiscal year 1997 net sales resulting from the acquisitions of the Imaging Business totaled $146.0 million, an increase of $40.2 million over the fiscal year 1996 Imaging Business revenues of $105.8 million. Fiscal year 1997 net sales resulting from the acquisition of two Physician Supply Business medical supply companies and three International Business medical supply companies totaled approximately $25.5 million and $15.7 million, respectively.

  Gross Profit. Gross profit increased $58.2 million, or 29.9%, for fiscal year 1997 compared to fiscal year 1996. The increase in gross profit dollars is attributable to the sales growth described above. Gross profit as a percentage of net sales was 26.9% and 27.1% for fiscal years 1997 and 1996, respectively. Excluding the Physician Supply Business 1997 other operating charge of $4.1 million related to inventory of branches involved in mergers, the Company's gross profit would have been 27.3% in fiscal 1997.

  General and Administrative Expenses. General and administrative expenses increased $40.1 million, or 38.5%, for fiscal year 1997 compared to fiscal year 1996. General and administrative expenses as a percentage of net sales, increased to 15.3% for fiscal year 1997 from 14.5% for fiscal year 1996. The increase in general and administrative expenses as a percentage of net sales was a result of operating costs associated with transitioning merged and acquired operations offset by the continued leveraging of fixed costs of mature service center operations.

  Selling Expenses. Selling expenses increased $17.9 million, or 32.3%, for fiscal year 1997 compared to fiscal year 1996 as a result of an increase in net sales. Selling expense as a percentage of net sales was approximately 7.8% and 7.7% for fiscal years 1997 and 1996, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

  Merger and Other Nonrecurring Costs and Expenses. During fiscal 1997, the Company recorded merger and other nonrecurring costs and expenses of approximately $18.0 million in connection with mergers accounted for as poolings of interests. The following table sets forth the primary components of these costs and expenses for fiscal 1997 and 1996.

                                                             1996     1997
                                                            -------  -------
Merger costs and expenses..................................  $15.7    $14.5
Nonrecurring tax adjustment................................    1.7      2.0
Nonrecurring ESOP cost with acquired company...............    0.8      1.5
                                                            -------  -------
                                                             $18.2    $18.0
                                                            =======  =======

  Merger costs and expenses consist primarily of direct costs such as investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel.

  The Company recorded tax accruals for fiscal years 1996 and 1997 primarily related to sales and use tax compliance matters. These tax adjustments are nonrecurring and relate only to Gulf South.

  The nonrecurring ESOP charge is a result of the merger with S&W.  Refer to
Note 12 of the accompanying financial statements for a discussion of the S&W
ESOP.

  Operating Income. Operating income increased $0.5 million, or 3.0%, to $17.4 million for fiscal year 1997 from $16.9 million for fiscal year 1996. As a percentage of net sales, operating income for fiscal year 1997 decreased to 1.8% from 2.3% for fiscal year 1996 primarily due to operating costs and asset write-offs associated with transitioning merged and acquired operations. On a pro forma basis, excluding the effect of merger and other nonrecurring costs and expenses and fiscal 1997 other operating charges, operating income for fiscal year 1997 would have increased $4.9 million, or 14.0%, to $40.0 million for fiscal year 1997 from $35.1 million for fiscal year 1996.

  Interest Expense. Interest expense for fiscal year 1997 decreased approximately $2.4 million, or 63.2%, compared to fiscal year 1996. Interest expense decreased due to the use of the net proceeds from an equity offering during the three months ended December 31, 1995 to repay all outstanding debt other than capital lease obligations. Interest expense for fiscal year 1997 primarily results from the debt of the pooled Imaging Business companies.

  Interest and Investment Income. Interest and investment income for fiscal year 1997 increased approximately $2.8 million, or 200.0%, compared to fiscal year 1996. The Company earned interest income of $3.7 million in 1997 from the short-term investment of the remaining net proceeds from the equity offering in fiscal year 1996 and recorded an unrealized gain of $0.5 million on equity securities.

  Other Income. Other income slightly decreased for fiscal year 1997 compared to fiscal year 1996.

  Provision for Income Taxes. Provision for income taxes increased $1.0 million, or 14.7%, for fiscal year 1997 compared to fiscal year 1996 due to higher pretax income of $21.7 million in fiscal year 1997 compared to $16.1 million in fiscal year 1996 as a result of the factors discussed above and was also affected by higher nontaxable investment income of $1.1 million in fiscal year 1997 compared to $0.2 million in fiscal year 1996 and lower nondeductible merger costs and expenses of $0.7 million in fiscal year 1997 compared to $2.2 million in fiscal year 1996. The effective income tax rate was 35.9% in fiscal year 1997 primarily due to an income tax benefit resulting from a reduction in the deferred tax asset valuation allowance of $0.9 million.

  Net Income. Net income increased $4.6 million, or 49.5%, to $13.9 million for fiscal year 1997 from $9.3 million for fiscal year 1996 for the reasons discussed above. As a percentage of net sales, net income increased to 1.5% for fiscal year 1997 from 1.3% for fiscal year 1996. On a pro forma basis, excluding the effect of merger and costs and expenses, and other nonrecurring charges, pro forma net income would have increased $6.4 million, or 30.5%, to $27.4 million for fiscal year 1997 from $21.0 million for fiscal year 1996.

Quarterly Results of Operations (Unaudited)

  The following table presents summarized unaudited quarterly results of operations for the Company for fiscal years 1997 and 1998. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of acquisitions of service centers, the timing of the opening of start-up service centers, and changes in customer's buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                                              Fiscal Year 1997                         Fiscal Year 1998
                                                   --------------------------------------   --------------------------------------
(In Thousands, Except Per Share Data)                 Q1        Q2        Q3        Q4         Q1        Q2        Q3        Q4
                                                   --------  --------  --------  --------   --------  --------  --------  --------
Net sales........................................  $209,491  $234,940  $244,567  $251,766   $288,182  $320,123  $330,615  $350,145
Gross profit.....................................    56,489    63,405    67,940    65,108     76,784    86,615    90,696    97,741
Merger and other nonrecurring costs and expenses.     8,245       900     1,166     7,639      1,385     4,444     4,552    28,852
Net income (loss)................................       655     6,796     7,508    (1,037)     7,920     7,757     9,325    (9,032)
Basic earnings (loss) per share..................  $   0.01  $   0.11  $   0.11  $  (0.02)  $   0.12  $   0.11  $   0.14  $  (0.13)
Diluted earnings (loss) per share................  $   0.01  $   0.11  $   0.11  $  (0.02)  $   0.12  $   0.11  $   0.13  $  (0.13)
Pro forma net income, excluding merger and other
 nonrecurring costs and expenses.................     5,994     7,116     7,933     3,157      8,836    10,664    12,277    12,595
Pro forma diluted earnings per share, excluding
 merger and other nonrecurring costs and
 expenses........................................      0.10      0.11      0.12      0.05       0.13      0.15      0.18      0.19

  The fourth quarter of fiscal year 1997 includes a $4.1 million write-off of inventories at branches involved in mergers, a $1.0 million increase in bad debt expense and a reduction in the deferred tax asset valuation allowance of $0.9 million.

Liquidity And Capital Resources

  As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

  Net cash (used in) provided by operating activities was $(27.5) million, $(10.4) million, and $26.2 million in fiscal years 1996, 1997, and 1998, respectively. The increase in fiscal 1998 operating cash flow over prior years was primarily attributable to: (i) sales expansion coupled with improving gross profit margins; (ii) control of inventory and accounts receivable asset growth relative to sales growth; and (iii) continued leveraging of fixed operating costs. In fiscal year 1997, a significant portion of operating cash flow was used for the closing of duplicate service center locations, realigning regional and corporate functions, consolidating information systems, and reducing personnel in conjunction with acquisitions.

  Net cash used in investing activities was $35.4 million, $74.8 million, and $48.0 million in fiscal years 1996, 1997, and 1998, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures including the use of the net proceeds from sales and maturities of marketable securities.

  Net cash provided by financing activities was $120.2 million, $56.4 million, and $65.2 million for fiscal years 1996, 1997, and 1998, respectively. Fiscal 1997 cash provided by Gulf South Medical Supply's net proceeds from a public offering of approximately $91.5 million of its common stock was partially offset by the use of cash to pay off debt assumed through fiscal 1997 acquisitions. Fiscal 1998 cash provided by the issuance of the $125.0 million senior subordinated notes was partially offset by cash used to retire debt of acquired companies.

  The Company had working capital of $384.1 million and $270.0 million as of April 3, 1998 and March 28, 1997, respectively. Accounts receivable, net of allowances, were $210.0 million and $178.8 million at April 3, 1998 and March 28, 1997, respectively. The average number of days sales in accounts receivable outstanding was approximately 54.3 and 59.9 days for the years ended April 3, 1998 and March 28, 1997, respectively. For the year ended April 3, 1998, the Company's Physician Supply and Imaging Businesses had days sales in accounts receivable of approximately 52.5 and 41.7 days, respectively.

  Inventories were $122.5 million and $102.4 million as of April 3, 1998 and March 28, 1997, respectively. The Company had annualized inventory turnover of 8.3x and 7.6x for the years ended April 3, 1998 and March 28, 1997. For the year ended April 3, 1998, the Company's Physician Supply and Imaging Business had annualized inventory turnover of 9.0x and 9.6x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

  The Company has historically been able to finance its liquidity needs for expansion through lines of credit provided by banks and proceeds from the public and private offering of stock and debt. In May 1994, the Company completed an initial public offering of Common Stock resulting in proceeds of approximately $15.8 million. In November 1995, the Company completed a secondary offering of Common Stock. The Company used approximately $58.2 million and $26.9 million of the total secondary offering net proceeds of $142.9 million to repay Company debt and debt assumed through acquisitions in fiscal years 1996 and 1997, respectively. Management used the remaining proceeds in connection with acquisitions for the Imaging, Physician Supply, and International Businesses, and general corporate purposes, including capital expenditures during fiscal years 1997 and 1998.

  The Company has historically maintained an asset-backed, revolving credit facility. This credit facility recently expired. The Company is currently in the process of negotiating a new credit facility with a syndicate of banks. The Company's wholly owned subsidiary, GSMS, has available a $15.0 million revolving credit facility which matures September 25, 1998. GSMS had no outstanding debt under its credit facility.

  On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8 1/2% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deduction for offering costs. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8 1/2% per annum.

  The Company believes that the expected cash flows from operations, bank borrowings, the net proceeds of the debt offering, and capital markets should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debts for the foreseeable future.

Year 2000

  The Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that are year 2000 compliant. These New Systems will be used in several key areas of the Company's business, including inventory management, purchasing, sales, shipping, accounts payable, accounts receivable, and financial reporting. The Company expects to incur internal payroll costs, consulting fees, and hardware and software costs for preparation and implementation of these New Systems. The total expected cost of implementation is estimated to be approximately $10.0 million. Although the Company believes it will complete all phases of implementation of these New Systems by December 1999, there can be no assurance that full implementation will occur by the year 2000. Failure to complete certain phases of the implementation would have a material adverse affect on the Company's systems and results of operations.

  Implementation of the New System entails contacting suppliers to ensure compatibility with the Company's information systems and to discuss year 2000 compliance issues. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

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

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Financial Statements:
 Report of Independent Certified Public Accountants--PSS World Medical, Inc............................  F-2

 Report of Independent Auditors--Gulf South Medical Supply, Inc........................................  F-3

 Consolidated Balance Sheets--April 3, 1998 and March 28, 1997.........................................  F-4

 Consolidated Statements of Income for the Years Ended April 3, 1998, March 28, 1997, and March 29,
  1996.................................................................................................  F-5


 Consolidated Statements of Shareholders' Equity for the Years Ended April 3, 1998, March 28, 1997,
  and March 29, 1996...................................................................................  F-6


 Consolidated Statements of Cash Flows for the Years Ended April 3, 1998, March 28, 1997, and March
  29, 1996.............................................................................................  F-7


 Notes to Consolidated Financial Statements............................................................  F-8

 Schedule II--Valuation and Qualifying Accounts for the Years Ended March 29, 1996, March 28, 1997,
  and April 3, 1998....................................................................................  F-30

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of PSS World Medical, Inc.:

  We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. (a Florida corporation) and subsidiaries as of April 3, 1998 and March 28, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 3, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Gulf South Medical Supply, Inc., for the years ended December 31, 1997, 1996, and 1995, a company acquired during fiscal year 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of PSS World Medical, Inc. and reflect total assets of 29% and 39% as of April 3, 1998 and March 28, 1997, respectively, and total revenues of 22%, 19%, and 18% for each of the three years in the period ended April 3, 1998 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Gulf South Medical Supply, Inc., is based solely upon the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 3, 1998 and March 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1998 in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP



Jacksonville, Florida
June 30, 1998

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Gulf South Medical Supply, Inc.:

We have audited the consolidated balance sheets of Gulf South Medical Supply, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 (not presented separately herein). Our audits also included the financial statement schedule, Valuation and Qualifying Accounts (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf South Medical Supply, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP



Jackson, Mississippi
June 30, 1998

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                       April 3, 1998 and March 28, 1997

                   (Dollars in Thousands, Except Share Data)

                                    ASSETS

                                                                                        1998      1997
                                                                                      --------- ---------
Current Assets:
  Cash and cash equivalents.........................................................  $ 82,491  $ 39,099
  Marketable securities.............................................................    81,550    73,014
  Accounts receivable, net..........................................................   210,042   178,830
  Inventories, net..................................................................   122,502   102,375
  Prepaid expenses and other........................................................    45,699    28,220
                                                                                      --------- ---------
      Total current assets..........................................................   542,284   421,538

Property and equipment, net.........................................................    24,871    24,075
Other Assets:
  Intangibles, net..................................................................    90,134    56,908
  Other.............................................................................    19,493    10,119
                                                                                      --------- ---------
      Total assets..................................................................  $676,782  $512,640
                                                                                      ========= =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..................................................................  $105,642  $ 75,332
  Accrued expenses..................................................................    42,657    32,637
  Current maturities of long-term debt and capital lease obligations................     2,794    38,420
  Other.............................................................................     7,058     5,131
                                                                                      --------- ---------
      Total current liabilities.....................................................   158,151   151,520
Long-term debt and capital lease obligations, net of current portion................   128,113     3,825
Other...............................................................................     2,621     4,634
                                                                                      --------- ---------
      Total liabilities.............................................................   288,885   159,979
                                                                                      --------- ---------
Commitments and contingencies (Notes 1, 6, 7, 13, 14, and 16)

Shareholders' Equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
    and outstanding.................................................................        --        --

  Common stock, $.01 par value; 150,000,000 and 90,000,000 shares authorized,
    69,563,937 and 67,534,289 shares issued and outstanding at April 3, 1998 and
    March 28, 1997, respectively....................................................       696       675
  Additional paid-in capital........................................................   341,679   323,230
  Retained earnings.................................................................    45,522    30,031
  Cumulative foreign currency translation adjustment................................        --        93
                                                                                      --------- ---------
                                                                                       387,897   354,029
  Unearned ESOP shares..............................................................        --    (1,368)
                                                                                      --------- ---------
      Total shareholders' equity....................................................   387,897   352,661
                                                                                      --------- ---------
      Total liabilities and shareholders' equity....................................  $676,782  $512,640
                                                                                      ========= =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES



                       CONSOLIDATED STATEMENTS OF INCOME


     For the Years Ended April 3, 1998, March 28, 1997, and March 29, 1996


                 (Dollars in Thousands, Except Per Share Data)




                                                                        1998        1997       1996
                                                                     ----------  ---------- ----------
Net sales..........................................................  $1,289,065   $940,764   $719,214
Cost of goods sold.................................................     937,229    687,822    524,503
                                                                     ----------  ---------- ----------
      Gross profit.................................................     351,836    252,942    194,711
General and administrative expenses................................     181,579    144,182    104,066
Selling expenses...................................................      98,448     73,395     55,512
Merger and other nonrecurring costs and expenses...................      39,233     17,950     18,238
                                                                     ----------  ---------- ----------
      Income from operations.......................................      32,576     17,415     16,895
Other income (expense):
 Interest expense..................................................      (6,556)    (1,417)    (3,767)
 Interest and investment income....................................       5,234      4,190      1,351
 Other income......................................................       2,789      1,537      1,586
                                                                     ----------  ---------- ----------
                                                                          1,467      4,310       (830)
                                                                     ----------  ---------- ----------
Income before provision for income taxes...........................      34,043     21,725     16,065
Provision for income taxes.........................................      18,073      7,803      6,770
                                                                     ----------  ---------- ----------
Net income.........................................................  $   15,970   $ 13,922   $  9,295
                                                                     ----------  ---------- ----------
Earnings per share:
 Basic.............................................................       $0.23      $0.22      $0.17
                                                                     ----------  ---------- ----------
 Diluted...........................................................       $0.23      $0.21      $0.16
                                                                     ----------  ---------- ----------




 The accompanying notes are an integral part of these consolidated statements.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     For the Years Ended April 3, 1998, March 28, 1997, and March 29, 1996

                   (Dollars in Thousands, Except Share Data)




                                                                                                  Cumulative
                                                                                                   Foreign
                                                         Common Stock     Additional               Currency    Unearned
                                                      -------------------  Paid-In    Retained   Translation     ESOP
                                                        Shares    Amount   Capital    Earnings    Adjustment    Shares     Totals
                                                      ---------- -------- ---------  ----------  ------------  --------   --------
Balance at March 30, 1995...........................  50,534,944    $505    $ 69,876   $11,754     $      --    $(3,021)  $ 79,114
 Net income.........................................          --      --          --     9,295            --         --      9,295
 Issuance of common stock...........................  10,391,083     104     148,038        --            --         --    148,142
 Tax benefits related to stock option plans.........          --      --       3,867        --            --         --      3,867
 Distributions to former S-Corporation shareholders.          --      --          --      (455)           --         --       (455)
 Release of unallocated shares to ESOP..............          --      --         207        --            --        643        850
 Immaterial poolings................................     290,586       3           8     1,267            --         --      1,278
                                                      ---------- -------- ---------  ----------  ------------  --------   --------
Balance at March 29, 1996...........................  61,216,613     612     221,996    21,861            --     (2,378)   242,091
 Net income.........................................          --      --          --    13,922            --         --     13,922
 Issuance of common stock...........................   4,580,934      46      94,325        --            --         --     94,371
 Tax benefits related to stock option plans.........          --      --       3,449        --            --         --      3,449
 Distributions to former S-Corporation shareholders.          --      --          --    (1,100)           --         --     (1,100)
 Release of unallocated shares to ESOP..............          --      --         436        --            --      1,010      1,446
 Immaterial poolings................................   1,736,742      17       3,024    (4,652)           --         --     (1,611)
 Cumulative foreign currency translation adjustment.          --      --          --        --            93         --         93
                                                      ---------- -------- ---------  ----------  ------------  --------   --------
Balance at March 28, 1997...........................  67,534,289     675     323,230    30,031            93     (1,368)   352,661
 Net income.........................................          --      --          --    15,970            --         --     15,970
 Issuance of common stock...........................   1,539,807      16      16,279        --            --         --     16,295
 Tax benefits related to stock option plans.........          --      --         842        --            --         --        842
 Release of unallocated shares to ESOP..............          --      --       1,089        --            --      1,368      2,457
 Immaterial poolings................................     489,841       5         239      (479)           --         --       (235)
 Cumulative foreign currency translation adjustment.          --      --          --        --           (93)        --        (93)
                                                      ---------- -------- ---------  ----------  ------------  --------   --------
Balance at April 3, 1998............................  69,563,937    $696    $341,679   $45,522   $  --         $     --   $387,897
                                                      ---------- -------- ---------  ----------  ------------  --------   --------




 The accompanying notes are an integral part of these consolidated statements.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For The Years Ended April 3, 1998, March 28, 1997, and March 29, 1996

                            (Dollars in Thousands)

                                                                        1998        1997         1996
                                                                    ----------- ------------ ------------
Cash Flows From Operating Activities:
   Net income ....................................................   $  15,970    $  13,922    $   9,295
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization ..............................      10,861        6,473        4,630
      Provision for doubtful accounts ............................       3,289        3,965        2,333
      Benefit for deferred income taxes ..........................      (3,886)      (5,891)      (1,544)
      Merger and other nonrecurring costs and expenses ...........      28,440        4,879        6,285
      Deferred compensation expense ..............................         630           --           --
      Unrealized loss (gain) on marketable securities ............           3         (457)          --
      Changes in operating assets and liabilities, net of effects from business acquisitions:
         Accounts receivable, net ................................     (18,358)     (11,962)     (34,343)
         Inventories .............................................      (3,325)        (535)     (25,385)
         Prepaid expenses and other assets .......................     (10,817)      (7,333)      (4,446)
         Other assets ............................................      (3,504)      (4,784)      (1,008)
         Accounts payable, accrued expenses,
            and other liabilities ................................       6,942       (8,683)      16,697
                                                                    ----------- ------------ ------------
            Net cash provided by (used in) operating activities ..      26,245      (10,406)     (27,486)
                                                                    ----------- ------------ ------------
Cash Flows From Investing Activities:
   Purchases of marketable securities ............................    (318,166)    (256,824)    (317,770)
   Proceeds from sales and maturities of marketable securities ...     309,628      205,117      297,002
   Capital expenditures ..........................................     (10,519)      (7,171)      (5,940)
   Purchases of businesses, net of cash acquired .................     (22,481)     (11,985)      (7,123)
   Payments on noncompete agreements .............................      (6,431)      (3,980)      (1,546)
                                                                    ----------- ------------ ------------
            Net cash used in investing activities ................     (47,969)     (74,843)     (35,377)
                                                                    ----------- ------------ ------------
Cash Flows From Financing Activities:
   Proceeds from public debt offering, net of debt issuance costs.     119,459           --           --
   Proceeds from borrowings ......................................       4,349        6,131      290,473
   Repayments of borrowings ......................................     (56,014)     (42,180)    (317,052)
   Repayments on revolving line of credit ........................      (5,000)          --           --
   Principal payments under capital lease obligations ............        (306)        (795)        (900)
   Proceeds from issuance of common stock ........................       2,721       94,371      148,142
   Distributions to former S-Corporation shareholders ............          --       (1,100)        (455)
                                                                    ----------- ------------ ------------
            Net cash provided by financing activities ............      65,209       56,427      120,208
                                                                    ----------- ------------ ------------
Foreign currency translation adjustment ..........................         (93)          93           --
                                                                    ----------- ------------ ------------
Net increase (decrease) in cash and cash equivalents .............      43,392      (28,729)      57,345
Cash and cash equivalents, beginning of year .....................      39,099       67,828       10,483
Cash and cash equivalents, end of year ...........................   $  82,491    $  39,099    $  67,828
                                                                    ----------- ------------ ------------
Supplemental Disclosures:
   Interest paid .................................................   $   5,195    $   1,237    $   3,862
                                                                    ----------- ------------ ------------

   Income taxes paid .............................................   $  21,170    $  10,000    $   8,120
                                                                    ----------- ------------ ------------

 The accompanying notes are an integral part of these consolidated statements.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               April 3, 1998, March 28, 1997, and March 29, 1996

       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company and Nature of Business

  Physician Sales & Service, Inc. was incorporated in 1983 in Jacksonville, Florida. On March 26, 1998, the corporate name of Physician Sales & Service, Inc. was changed to PSS World Medical, Inc. (the "Company" or "PSS").

  The Company, through its Physician Supply Business, is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. As of April 3, 1998, the Company operated 61 service centers distributing to over 100,000 physician office sites in all 50 states.

  In November 1996, PSS established a new subsidiary, Diagnostic Imaging, Inc. ("DI" or "imaging division"). DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate care markets in the United States. As of April 3, 1998, DI operated 25 imaging division service centers distributing to approximately 13,000 medical imaging sites in 27 states.

  In March 1996, PSS established two new subsidiaries, WorldMed International, Inc. ("WorldMed Int'l") and WorldMed, Inc. These subsidiaries were established to manage and develop PSS' European medical equipment and supply distribution market. As of April 3, 1998, the European operation included 3 service centers distributing to approximately 2,000 acute and alternate care sites in Belgium, Germany, France, Holland, and Luxembourg.

  With its recent acquisition of Gulf South Medical Supply, Inc. ("Gulf South"), refer to Note 2, the Company entered the long-term care market for the distribution of medical supplies and other products. Gulf South is a wholly owned subsidiary of PSS and is a distributor of medical and related products to nursing homes in all 50 states. As of December 31, 1997, Gulf South operated 22 long-term care distribution service centers serving over 10,000 long-term care facilities in all 50 states.

  Basis of Presentation

  The accompanying consolidated financial statements give retroactive effect to the mergers (the "Mergers") with X-Ray of Georgia ("X-Ray Georgia"), S&W X-Ray, Inc. ("S&W"), and Gulf South. These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS, X-Ray Georgia, S&W, and Gulf South had operated as one entity since inception.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in transactions accounted for as poolings-of-interests. Results of operations of companies acquired in asset purchase and immaterial pooling transactions are included in the accompanying financial statements from the dates of acquisition.

  Gulf South historically prepared its financial statements on a December 31 year end. In preparing the consolidated financial statements, the Company has consolidated the December 31, 1997, December 31, 1996, and December 31, 1995 financial statements of Gulf South with the April 3, 1998, March 28,1997, and March 29, 1996 financial statements of PSS, respectively.

  Certain amounts for prior years have been reclassified to conform to the current year presentation.

  Stock Split

  All stock-related data has been retroactively adjusted to reflect a three-for-one stock split effective on September 22, 1995 which was distributed on October 5, 1995.

  Fiscal Year

  The Company's fiscal year ends on the Friday closest to March 31 of each year. Fiscal years 1998, 1997, and 1996 consist of 53, 52, and 52 weeks, respectively.

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

  Concentration of Credit Risk

  The Company's trade accounts receivable are exposed to credit risk.
Although the majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant, the Company's subsidiary Gulf South depends on a limited number of large customers. Specifically, approximately 37% of Gulf South's revenues for the year ended December 1997 represented sales to its top five customers. The Company monitors the creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns. The Company had allowances for doubtful accounts of approximately $13,177 and $6,253 as of April 3, 1998 and March 28, 1997, respectively. Provisions for doubtful accounts were approximately $3,289, $3,965, and $2,333 for fiscal years ended 1998, 1997, and 1996, respectively.

  Cash and Cash Equivalents

  Cash and cash equivalents generally consist of cash held at banks, short-term government obligations, commercial paper and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months.

  Marketable Securities

  The Company classifies its marketable securities either as trading securities or held-to-maturity and carries such securities at fair market value or amortized cost, respectively. Marketable securities include obligations of states and political subdivisions, preferred stock, corporate debt securities, and other equity securities, generally with an original maturity greater than three months. Changes in net unrealized gains and losses on trading securities are included in interest and investment income in the accompanying statements of income. Gains and losses are based on the specific identification method of determining cost.

  Inventories

  Inventories are comprised principally of medical and related products and are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value.

  Property and Equipment

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Leasehold improvements are amortized over the lease terms or the estimated useful lives, whichever is shorter. Gain or loss upon retirement or disposal of property and equipment is recorded in other income in the accompanying consolidated statements of income.

  The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there was an adjustment to the carrying value of long-lived assets in fiscal year 1998 (refer to Note 3).

  Intangibles

  Noncompete agreements are amortized on a straight-line basis over the lives of the agreements, which range from 3 to 15 years. The Company has classified as goodwill the cost in excess of the fair value of net identifiable assets purchased in business acquisitions that are accounted for as purchase transactions. Goodwill is being amortized over 15 to 30 years using the straight-line method.

  The Company periodically evaluates intangible assets to determine if there is impairment. Based on these evaluations, there was an adjustment to the carrying value of certain intangible assets in fiscal year 1998 (refer to Note 3).

  Self-Insurance Coverage

  The Company maintains a self-insurance program for employee health costs. A third party provides additional coverage for stop-loss based on maximum costs of $100 per participant and approximately $6,700 in the aggregate. Claims that have been incurred but not reported are recorded based on estimates of claims provided by a third-party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

  Income Taxes

  The Company uses the asset and liability method in accounting for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Shareholders' Equity

  Effective November 13, 1995, the Company completed a secondary offering of 11,500,000 shares of common stock at $17 per share, 8,800,000 of which were offered by the Company.

  Gulf South completed a public offering in June 1996 pursuant to which Gulf South received net proceeds of approximately $91,500 from the sale of 3,890,733 shares of its common stock. A portion of the net proceeds from the offering were used to repay the outstanding balance under Gulf South's revolving credit facility, with the remaining balance used for general corporate purposes, including the subsequent acquisitions.

  Refer to Note 2 for a description of the mergers in which the accompanying consolidated financial statements have not been restated for periods prior to the pooling due to immateriality.

  The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and a direct increase in additional paid-in capital (refer to Note 8).

  During fiscal year 1998, the Company committed to release the remaining shares to the S&W ESOP participants. Approximately $2.5 million of related expense was recognized during fiscal year 1998 (refer to Note 12).

  Fair Value of Financial Instruments

  The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities (refer to Note 4), short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the senior subordinated debt is estimated using quoted market prices. The carrying value of the Company's senior subordinated debt at April 3, 1998 was $125.0 million, and the market value was $128.4 million. The carrying value of the Company's other long-term debt was $3,113 and $3,825, at April 3, 1998 and March 28, 1997, respectively, which approximates fair value.

  Foreign Currency Translation

  Financial statements for the Company's subsidiary outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

  Stock-Based Compensation

  The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with SFAS No. 123, for footnote disclosure purposes only, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied.

  Earnings Per Common Share

  Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (refer to Note 9).

  Statements of Cash Flows

  The Company's noncash investing and financing activities were as follows:

                                                                             1998    1997   1996
                                                                            ------  ------  -----
Business acquisitions:
 Fair value of assets acquired............................................  49,725  37,648  1,278
 Liabilities assumed......................................................  32,684  39,258     --
 Notes payable issued.....................................................      --  25,321     --
 Noncompetes issued.......................................................   7,574   4,300     --
Tax benefits related to stock option plans................................     842   3,499  3,867
Capital lease obligations incurred........................................     325      --     --

  Recent Accounting Pronouncements


  During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's fiscal year 1999. The Company is in the process of determining its preferred disclosure format.

  Additionally, during 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement, which is based on the management approach to segment reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's fiscal year 1999. The Company is in the process of evaluating the disclosure requirements under this standard.

  During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for the Company's fiscal year 2000. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

2. BUSINESS ACQUISITIONS

  On March 26, 1998, the Company completed a merger with Gulf South. The Company issued 28,810,747 shares of its common stock for all of the outstanding common stock of Gulf South valued at $662.6 million at the time of merger. Each share of Gulf South was exchanged for 1.75 shares of PSS common stock. In addition, outstanding Gulf South stock options were converted at the same exchange factor into stock options to purchase 2,206,461 shares of PSS common stock. This merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests; therefore, the historical financial statements of the Company have been restated. Gulf South historically prepared its financial statements on a December 31 year end. In recording the business combination, the Company combined the December 31, 1997, December 31, 1996, and December 31, 1995 financial statements of Gulf South with the April 3, 1998, March 28,1997, and March 29, 1996 financial statements of PSS, respectively.

  As a result, the results of operations for Gulf South for the period from January 1, 1998 to April 3, 1998 are not reflected in any of the periods presented. The unaudited results of Gulf South's operations for this period are summarized as follows:

                                                                                                        For the
                                                                                                      Three-Month
                                                                                                        Period
                                                                                                         Ended
                                                                                                     April 3, 1998
                                                                                                    --------------
                                                                                                      (Unaudited)

Net sales.....................................................................................           $ 87,018
Cost of goods sold............................................................................             69,202
                                                                                                    --------------
    Gross profit..............................................................................             17,816
General and administrative expenses...........................................................             21,058
Selling expenses..............................................................................              2,939
Merger and other nonrecurring costs and expenses..............................................             26,905
                                                                                                    --------------
    Loss from operations......................................................................            (33,086)
Other income, net.............................................................................                321
                                                                                                    --------------
Loss before benefit for income taxes..........................................................            (32,765)
Benefit for income taxes......................................................................             11,862
                                                                                                    --------------
Net loss......................................................................................           $(20,903)
                                                                                                    --------------

  Gulf South recorded merger and other nonrecurring costs and expenses of $26,905 for the period from January 1, 1998 to April 3, 1998. Merger costs and expenses consist primarily of investment banking, legal, accounting, and filing fees related to the merger with the Company. Other nonrecurring costs and expenses include Gulf South's portion of the restructuring costs, impairment and other nonrecurring charges discussed in Note 3.

  Cost of goods sold and general and administrative expenses include amounts recorded to apply accounting methods at Gulf South consistent with that of the Company.

  On September 23, 1997, the Company acquired S&W in a merger pursuant to which the Company issued 1,737,458 shares of common stock to the former shareholders of S&W (of which 154,700 shares are being held in escrow) in exchange for all of the outstanding shares of capital stock of S&W valued at $26.0 million at the time of the merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of S&W for all periods prior to the merger.

  On December 20, 1996, the Company acquired X-Ray Georgia in a merger pursuant to which the Company issued 593,672 shares of common stock to the former shareholders of X-Ray Georgia in exchange for all of the outstanding shares of capital stock of X-Ray Georgia valued at $11.0 million at the time of the merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of X-Ray Georgia for all periods prior to the merger.

  The results of operations for the acquired companies through their respective acquisition dates and the combined amounts presented in the consolidated financial statements follow:

                                                                                    Fiscal Year Ended April 3, 1998
                                                                               ------------------------------------------
                                                                                 PSS     Gulf South    S&W      Combined
                                                                               -------- ----------- -------- ------------
Net sales .................................................................... $963,480    $287,582  $38,003   $1,289,065
Net income (loss).............................................................    5,009      13,056   (2,095)      15,970
Other changes in shareholders' equity.........................................   15,723         753    2,790       19,266



                                                                             Fiscal Year Ended March 28, 1997
                                                                  -------------------------------------------------------
                                                                    PSS     Gulf South    S&W    X-Ray Georgia   Combined
                                                                  -------- ----------- -------- -------------- ----------

Net sales.......................................................  $657,838    $177,710  $72,034        $33,182   $940,764
Net income......................................................     3,435       9,495       54            938     13,922
Other changes in shareholders' equity...........................     2,776      93,651    1,321         (1,100)    96,648



                                                                              Fiscal Year Ended March 29, 1996
                                                                   -------------------------------------------------------
                                                                     PSS     Gulf South    S&W    X-Ray Georgia   Combined
                                                                   -------- ----------- -------- -------------- ----------

Net sales........................................................  $483,294    $130,094  $60,096        $45,730   $719,214
Net income.......................................................       186       7,166      790          1,153      9,295
Other changes in shareholders' equity............................   152,340       1,292      505           (455)   153,682

  Immaterial Poolings

  The Company merged with certain other medical supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. The number of companies acquired and the common stock issued follows.

                                                                                Fiscal Year
                                                                        ---------------------------
                                                                         1998      1997      1996
                                                                        ------- ---------- --------

Number of acquisitions................................................        4          4        3
Common stock issued...................................................  490,000  1,737,000  291,000

  Due to the immaterial effect of these acquisitions on prior periods, the Company's historical financial statements have not been restated. Accordingly, the results of operations have been reflected in the consolidated financial statements prospectively from the acquisition date. The accumulated retained earnings (deficit) of the acquired companies as of their acquisition dates of approximately ($0.5) million, ($4.7) million, and $1.3 million have been recorded as adjustments to the retained earnings of the Company during fiscal years as of 1998, 1997, and 1996, respectively.

  Purchase Acquisitions

  The Company acquired certain assets, including accounts receivable, inventories, and equipment of the following medical supplies and equipment distributors accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired have been recorded as goodwill and will be amortized over 15 to 30 years.

                                                                               Fiscal Year
                                                                        -------------------------
                                                                          1998     1997     1996
                                                                        -------- -------- -------

Number of acquisitions................................................        13        9       9
Issuance of shares of common stock....................................   933,000    3,000   6,000
Total consideration...................................................  $ 35,739  $36,613  $7,170
Cash paid.............................................................    22,909   11,252   7,049
Issuance of note payable..............................................        --   25,321      --
Goodwill recorded.....................................................    32,944   40,125   2,871
Noncompete payments...................................................     2,982      220   1,300

  The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition. Supplemental pro forma information is not presented because the impact on the Company's results of operations would not be material.

3. MERGER AND OTHER NONRECURRING COSTS AND EXPENSES

  The Company recorded pre-tax charges to operating expenses of $39,233, $17,950, and $18,238 for the years ended April 3, 1998, March 28, 1997, and March 29, 1996, respectively. Merger costs and expenses, restructuring costs related to the acquisitions, impairment charges, and other nonrecurring charges of $33,426, $17,950, and $18,238 for the years ended April 3, 1998, March 28,
1997, and March 29, 1996, respectively, were recorded in connection with the acquisitions described in Note 2. The remaining amounts relate to impairment charges taken as a result of the Company's evaluation of the fair value of long-lived assets. The following represents a detail of the merger and other nonrecurring costs and expenses:

                                                                            1998     1997     1996
                                                                          -------  -------  -------
Merger and restructuring costs and expenses.............................  $21,802  $14,506  $15,732
Information systems impairment charge...................................    6,100       --       --
Nonrecurring tax adjustment.............................................    3,067    1,998    1,656
Nonrecurring ESOP cost of acquired company..............................    2,457    1,446      850
                                                                          -------  -------  -------
                                                                           33,426   17,950   18,238
Goodwill impairment charge..............................................    5,807       --       --
                                                                          -------  -------  -------
      Total.............................................................  $39,233  $17,950  $18,238
                                                                          =======  =======  =======

  Merger costs and expenses consist primarily of direct costs such as investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate service center locations, realigning regional and corporate functions, and reducing personnel. Further, a restructuring charge was taken in fiscal year 1998 related to the consolidation of distribution and administrative functions as a result of the merger with Gulf South. This consolidation will result in a realignment of the Company from five regions to three regions and will include consolidation and closure of certain service centers.

  At April 3, 1998 and March 28, 1997, the accompanying consolidated balance sheets include accrued merger and restructuring costs and expenses of $16,900 and $7,000, respectively, classified as accrued expenses. A summary of the merger and restructuring activity is as follows:


Balance at March 29, 1996.............................................  $ 1,222
 Additions............................................................   12,901
 Utilized.............................................................   (7,086)
                                                                        --------
Balance at March 28, 1997.............................................    7,037
 Additions............................................................   17,481
 Utilized.............................................................   (7,586)
                                                                        --------
Balance at April 3, 1998..............................................  $16,932
                                                                        ========

  Accrued merger and restructuring costs and expenses at April 3, 1998 consist of direct costs of mergers ($8,100), involuntary employee relocation costs ($1,100), involuntary employee termination benefits ($2,500), lease termination and other facility exit costs ($2,400), and other costs ($2,800). Accrued merger costs and expenses at March 28, 1997 consisted primarily of direct costs of mergers.

  The information systems impairment charge relates to a decision made by management in the fourth quarter of 1998 to replace its current information systems. Due to the merger with Gulf South, management concluded that its existing information systems were not compatible with those of Gulf South's. In addition, the existing systems were determined to be inadequate to support the future growth of the combined companies and expected growth resulting from future acquisitions. As a result of this change in the utilization of the Company's existing systems, management determined that the value of the related assets had been impaired and an impairment loss has been recognized in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company recorded tax accruals for fiscal years 1998, 1997, and 1996 primarily related to state and local tax compliance matters. These tax adjustments relate only to Gulf South, and due to changes in operational procedures, will be nonrecurring.

  The nonrecurring ESOP charge is a result of the merger with S&W.  Refer to
Note 12 for a discussion of the S&W ESOP.

  The goodwill impairment charge is a noncash accounting charge. As a result of the Company's ongoing review process, updated analyses were prepared to determine if there was any impairment of intangible assets. Intangible assets determined to be impaired were associated with previous acquisitions made by the Physician Sales & Service and WorldMed Int'l divisions. The revised carrying values of these assets were calculated on the basis of undiscounted estimated future cash flows.

4.   MARKETABLE SECURITIES

     At April 3, 1998, the Company held investments in marketable securities that were classified as either trading or held-to-maturity, depending on the security and management's intent.

     Securities classified as trading at April 3, 1998 and March 28, 1997 consisted of obligations of states and political subdivisions, preferred stock, and other equity securities. The investments are carried at their fair values based upon the quoted market prices, with changes in unrealized gains or losses included in interest and investment income. At April 3, 1998 and March 28, 1997, securities classified as trading consisted of the following:


                                                                               Changes in
                                                                    Fair       Unrealized
                                                                    Value      Gain (Loss)
                                                                 ----------- ------------
      April 3, 1998:
         Obligations of states and political subdivisions.......    $11,000      $   --
         Preferred stock........................................     25,000          (3)
         Other equity securities................................        576          --
                                                                 ----------- ------------
                                                                    $36,576      $   (3)
                                                                 ----------- ------------

      March 28, 1997:
         Obligations of states and political subdivisions.......    $43,938      $  (63)
         Preferred stock........................................     28,500          --
         Other equity securities................................        576         520
                                                                 ----------- ------------
                                                                    $73,014      $  457
                                                                 ----------- ------------

     Securities classified as held-to-maturity consist of corporate debt securities for which the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. All commerical paper is due within one year and are classified as current in the accompanying consolidated balance sheets. The fair value of commercial paper is $44,974, which is based on quoted market prices and approximates amortized cost at April 3, 1998.

5.   PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, are summarized as follows:

                                                                     1998        1997
                                                                 ----------- ------------
      Land......................................................    $   838      $   950
      Building                                                        3,568        4,112
      Equipment.................................................     27,429       27,248
      Furniture, fixtures, and leasehold improvements...........      8,987        7,703
                                                                 ----------- ------------
                                                                     40,822       40,013
      Accumulated depreciation..................................    (15,951)     (15,938)
                                                                 ----------- ------------
                                                                    $24,871      $24,075
                                                                 ----------- ------------

     Equipment includes equipment acquired under capital leases with a cost of $434 and $109 and related accumulated depreciation of $171 and $38 at April 3, 1998 and March 28, 1997, respectively. Depreciation expense aggregated approximately $5,231, $3,856, and $2,710 for 1998, 1997, and 1996, respectively, and is included in general and administrative expenses.

6. INTANGIBLES

   Intangibles, stated at cost, consist of the following:

                                                                                         1998      1997
                                                                                        -------   -------
Goodwill..............................................................................  $76,867   $47,341
Noncompete agreements and other.......................................................   22,310    15,150
                                                                                        -------   -------
                                                                                         99,177    62,491
Accumulated amortization..............................................................   (9,043)   (5,583)
                                                                                        -------   -------
                                                                                        $90,134   $56,908
                                                                                        =======   =======

  Future minimum payments required under noncompete agreements at April 3, 1998 are as follows:


Fiscal Year:
 1999............................................................................................  $3,383
 2000............................................................................................   1,527
 2001............................................................................................     563
 2002............................................................................................     399
 2003............................................................................................      74
 Thereafter......................................................................................      58
                                                                                                   ------
                                                                                                   $6,004
                                                                                                   ======

  Amortization expense aggregated approximately $5,062, $2,617, and $1,920 for fiscal years 1998, 1997, and 1996, respectively, and is included in general and administrative expenses.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

   Long-term debt and capital lease obligations consist of the following:


                                                                                      April 3,  March 28,
                                                                                        1998       1997
                                                                                      --------  ---------
Senior subordinated notes...........................................................  $125,000    $    --
Capital lease obligations...........................................................       532        457
Long-term debt of acquired company..................................................       249     41,013
Other notes.........................................................................     5,126        775
                                                                                      --------  ---------
                                                                                       130,907     42,245
Less current maturities.............................................................     2,794     38,420
                                                                                      --------  ---------
                                                                                      $128,113    $ 3,825
                                                                                      ========  =========

  Senior Subordinated Notes

  During October 1997, the Company issued 8.5% unsecured senior subordinated notes due in 2007 (the "Notes") in the amount of $125.0 million. Interest on the Notes accrues from their date of original issuance and is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The notes are subject to certain covenants, including restrictions on indebtedness, investments, payments of dividends, purchases of treasury stock, and sales of assets.

  Capital Lease Obligations

  As of April 3, 1998, future minimum payments, by fiscal year and in the aggregate, required under capital leases are approximately as follows:


Fiscal Year:
 1999................................................................................................  $354
 2000................................................................................................   208
 2001................................................................................................    16
                                                                                                       -----
Net minimum lease payments...........................................................................   578
Less amount representing interest....................................................................    46
                                                                                                       -----
Present value of net minimum lease payments under capital leases.....................................   532
Less amounts due in one year.........................................................................   320
                                                                                                       -----
      Amounts due after one year.....................................................................  $212
                                                                                                       =====

  Long-term Debt of Acquired Companies

  Gulf South has a $15,000 revolving credit facility that matures September 25, 1998, of which $15,000 and $10,000 were available at December 31, 1997 and 1996, respectively. Borrowings bear interest at prime of LIBOR plus 1% to 2.5% per annum. A facility fee of 0.125% per annum is charged on the unused portion of the revolving credit facility.

  In addition, Gulf South had a note payable to the former shareholders of an acquired company outstanding at December 31, 1996 of $25,321. This note was repaid during fiscal year 1998.

  S&W had available three line of credit agreements which provide for borrowings of up to $10,000 for working capital, bulk inventory purchases, and equipment purchases as well as a note payable and a mortgage note payable due to a bank. These lines of credits and notes were repaid in conjunction with the merger.

  X-Ray Georgia maintained various other notes which were repaid by the Company in fiscal year 1997 in conjunction with the merger.

  Other Notes

  At April 3, 1998, other notes consist of various debt maintained by WorldMed Int'l, including a working capital line of credit, a mortgage on facilities in Leuven, Belgium, and debt to acquire certain international business service centers.

  Lines of Credit

  The Company had a financing and security agreement (the "Agreement") with a bank (the "Bank"). The Agreement allowed the Company to obtain loans from the Bank on a revolving basis. The Agreement provided for loans in the amount of 85% of the outstanding amount of eligible accounts receivable plus the lesser of $30,000 or 50% of eligible inventory. The total amount of loans outstanding under the Agreement could not exceed the lesser of $60,000 or amounts available subject to eligible collateral. The loans were collateralized by all of the Company's assets. The Agreement provided for an option, on the part of the Company, to increase the availability to $75,000. There was no balance outstanding at April 3, 1998 and March 28, 1997. The Agreement expired on April 30, 1998. The Company is currently in the process of negotiating a new credit facility with a syndicate of banks.

     As of April 3, 1998, future minimum payments of long-term debt, excluding capital lease obligations, are approximately as follows:


      Fiscal Year:
         1999..................................................................   $    2,474
         2000..................................................................          522
         2001..................................................................          476
         2002..................................................................          476
         2003..................................................................          476
         Thereafter............................................................      125,951
                                                                                  -----------
                  Total........................................................     $130,375
                                                                                  -----------

8.   INCOME TAXES

     The provisions for income taxes are detailed below:

                                                            1998          1997        1996
                                                         ----------    ----------   ---------
      Current tax provision:
         Federal...................................        $18,367       $11,230      $6,732
         State.....................................          3,592         2,464       1,582
                                                         ----------    ----------   ---------
               Total current.......................         21,959        13,694       8,314
                                                         ----------    ----------   ---------
      Deferred tax benefit:
         Federal...................................         (3,313)       (4,776)     (1,289)
         State.....................................           (573)       (1,115)       (255)
                                                         ----------    ----------   ---------
                Total deferred.....................         (3,886)       (5,891)     (1,544)
                                                         ----------    ----------   ---------
               Total income tax provision..........        $18,073        $7,803      $6,770
                                                         ----------    ----------   ---------

     The difference between income tax computed at the federal statutory rate and the actual tax provision is shown below:

                                                            1998          1997        1996
                                                         ----------    ----------   ---------
      Income before provision for taxes............        $34,043      $21,725      $16,065
                                                         ----------    ----------   ---------
      Tax provision at the statutory rate..........         11,915        7,604        5,623
                                                         ----------    ----------   ---------
      (Decrease) increase in taxes:
         State income tax, net of federal benefit..          1,962          877          863
         Effect of foreign subsidiary..............          2,179         (174)          --
         Merger costs and expenses.................          1,958          721        2,216
         Goodwill amortization.....................            512           15            8
         Meals and entertainment...................            207          180          167
         Nontaxable interest income................           (688)      (1,102)        (198)
         Change in valuation allowance for
          deferred taxes.                                       --         (900)        (956)
         Income of S-Corporation...................             --         (319)        (392)
         Utilization of tax net operating losses...             --           --         (776)
         Other, net................................             28          901          215
                                                         ----------    ----------   ---------
                  Total increase in taxes..........          6,158          199        1,147
                                                         ----------    ----------   ---------
                  Total income tax provision.......        $18,073     $  7,803     $  6,770
                                                         ----------    ----------   ---------
      Effective tax rate                                      53.1%        35.9%        42.1%
                                                         ----------    ----------   ---------

  Deferred income taxes for 1998 and 1997 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at April 3, 1998 and March 28, 1997 are detailed below:


                                                                                         1998      1997
                                                                                       -------   -------
Deferred tax assets:
 Merger and other nonrecurring costs and expenses....................................  $ 7,582   $ 2,916
 Allowance for doubtful accounts and sales returns...................................    2,799     2,555
 Impairment charges..................................................................    2,353        --
 Accrued expenses....................................................................    1,671       881
 Inventory uniform cost capitalization...............................................    1,438     1,007
 Net operating loss carryforwards....................................................    1,187     2,938
 Reserve for inventory obsolescence..................................................      514       509
 Intangibles.........................................................................       --     1,224
 Other...............................................................................      628       393
                                                                                       -------   -------
      Gross deferred tax assets......................................................   18,172    12,423
                                                                                       -------   -------
Deferred tax liabilities:
 Excess of tax depreciation and amortization over book depreciation and amortization.
                                                                                            --    (1,326)
 Other...............................................................................     (228)       --
                                                                                       -------   -------
      Gross deferred tax liabilities.................................................     (228)   (1,326)
                                                                                       -------   -------
Net deferred tax assets..............................................................  $17,944   $11,097
                                                                                       =======   =======

  The income tax benefit related to the exercise or early disposition of certain stock options reduces taxes currently payable and is credited directly to additional paid-in capital. Such amounts were $842, $3,449, and $3,867 for fiscal years 1998, 1997, and 1996, respectively.

  At April 3, 1998, the Company had net operating loss carryforwards for income tax purposes arising from mergers of approximately $3,106 which expire from 1999 to 2007. The utilization of the net operating loss carryforwards is subject to limitation in certain years.

  All deferred tax assets as of April 3, 1998 and March 28, 1997 are considered to be realizable due to the projected future taxable income. Therefore, no valuation allowance has been recorded as of April 3, 1998 and March 28, 1997.

9. EARNINGS PER SHARE

   In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                               1998     1997     1996
                                                             -------  -------  -------
Net income.................................................  $15,970  $13,922  $ 9,295
                                                             -------  -------  -------
Earnings per share:
 Basic.....................................................  $  0.23  $  0.22  $  0.17
                                                             -------  -------  -------

 Diluted...................................................  $  0.23  $  0.21  $  0.16
                                                             =======  =======  =======
Weighted average shares outstanding:
 Common shares.............................................   68,727   64,248   55,813
 Assumed exercise of stock options.........................      970      750    1,547
                                                             -------  -------  -------
 Diluted shares outstanding................................   69,697   64,998   57,360
                                                             =======  =======  =======

10. RELATED-PARTY TRANSACTION

    The Company loaned its Chairman of the Board and Chief Executive Officer $3,000 to refinance debt incurred in connection with previous purchases of common stock. The loan is unsecured, bears interest at the applicable federal rate for long-term obligations (6.55% at April 3, 1998), and is due September 2007. The remaining principal amount outstanding as of April 3, 1998 was approximately $2,700.

11. STOCK-BASED COMPENSATION PLANS

    Incentive Stock Option Plan

    Under the Company's qualified 1986 Incentive Stock Option Plan, 6,570,000 shares of the Company's common stock are reserved for sale to officers and key employees. Options may be granted at prices not less than fair market value at the date of grant and are exercisable during periods of up to five years from that date. The exercisability of the options is not subject to future performance.

  Information regarding this plan is summarized below (share amounts in thousands):

                                                                                                   Weighted
                                                                                                   Average
                                                                                                   Exercise
                                                                                          Shares    Price
                                                                                          ------   --------
Balance, March 30, 1995.................................................................   1,359      $2.89
 Granted................................................................................      --         --
 Exercised..............................................................................    (607)      2.68
 Canceled...............................................................................     (30)      1.48
                                                                                          ------   --------
Balance, March 29, 1996.................................................................     722       2.94
 Granted................................................................................      --         --
 Exercised..............................................................................    (346)      2.83
 Canceled...............................................................................     (12)      3.28
                                                                                          ------   --------
Balance, March 28, 1997.................................................................     364       3.05
 Granted................................................................................      --         --
 Exercised..............................................................................    (248)      2.77
 Canceled...............................................................................      (3)      2.10
                                                                                          ------   --------
Balance, April 3, 1998..................................................................     113      $3.67
                                                                                          ======   ========

  All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of April 3, 1998, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $2.10-$5.46 and 1 year, respectively and approximately 1,177,502 shares of common stock are available for issuance under the plan. The Company does not intend to issue any more options under this plan.

  Long-Term Stock Plan

  In March 1994, the Company adopted the 1994 Long-Term Stock Plan under which the Compensation Committee has discretion to grant nonqualified stock options and restricted stock to any employee of the Company. A total of 1,790,000 shares of the Company's common stock, as adjusted by stock splits, consolidations, or other changes in capitalization, have been reserved for issuance under this plan. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant.

  Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                                                   Weighted
                                                                                                   Average
                                                                                                   Exercise
                                                                                          Shares    Price
                                                                                          ------   --------
Balance, March 30, 1995.................................................................     160     $ 5.32
 Granted................................................................................     492      16.96
 Exercised..............................................................................     (37)     13.07
 Canceled...............................................................................       -          -
                                                                                          ------   --------
Balance, March 29, 1996.................................................................     615      14.17
 Granted................................................................................     203      23.90
 Exercised..............................................................................     (27)     13.35
 Canceled...............................................................................      (3)      5.79
                                                                                          ------   --------
Balance, March 28, 1997.................................................................     788      16.52
 Granted................................................................................     332      14.53
 Exercised..............................................................................    (112)     13.20
 Canceled...............................................................................     (56)     14.89
                                                                                          ------   --------
Balance, April 3, 1998..................................................................     952     $16.19
                                                                                          ======   ========

  All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $5.60, $11.08, and $6.91 in fiscal years 1998, 1997, and 1996, respectively. As of April 3, 1998, the range of exercise prices and the weighted-average remaining contractual life of outstanding options were $5.29-$24.75 and 4.8 years, respectively. As of April 3, 1998, approximately 664,000 shares of common stock were available for issuance under the plan.

  Long-Term Incentive Plan

  In March 1994, the Company adopted the 1994 Long-Term Incentive Plan which provides officers with performance awards, consisting of cash or registered shares of common stock, or a combination thereof, based primarily upon the Company's total shareholder return as ranked against the companies comprising the NASDAQ Composite Index over a three-year period. The maximum payable under this plan to an eligible employee, whether in the form of cash or common stock, may not exceed $1 million per fiscal year. At April 3, 1998, the Company has accrued approximately $407 related to awards granted under this plan. During fiscal year 1998, the Company made cash payments of $832. No cash or restricted stock was issued during fiscal years 1997 and 1996.

  The plan also provides for nonqualified stock options or restricted stock to be granted at the full discretion of the Compensation Committee of the Board of Directors. The exercise price of options granted under this plan may be no less than the fair market value of the Company's common stock on the date of grant, and accordingly, no compensation expense is recorded on the date the stock options are granted. The aggregate number of shares of common stock, including shares reserved for issuance pursuant to the exercise of options, which may be granted or issued may not exceed 1,130,000 shares.

  Information regarding the stock option component of the plan is summarized below (share amounts in thousands):

                                                                                                    Weighted
                                                                                                    Average
                                                                                                    Exercise
                                                                                          Shares      Price
                                                                                          -------    -------
Balance, March 30, 1995                                                                         -          -
  Granted................................................................................     351     $14.88
  Exercised..............................................................................     (32)     14.88
  Canceled...............................................................................       -          -
                                                                                          -------    -------
Balance, March 29, 1996..................................................................     319      14.88
  Granted................................................................................      68      23.94
  Exercised..............................................................................     (61)     14.88
  Canceled...............................................................................       -          -
                                                                                          -------    -------
Balance, March 28, 1997..................................................................     326      16.78
  Granted................................................................................     633      16.92
  Exercised..............................................................................       -          -
  Canceled...............................................................................      (4)     23.94
                                                                                          -------    -------
Balance, April 3, 1998...................................................................     955     $15.90
                                                                                          =======    =======

  All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $5.72, $11.08, and $6.73 in fiscal years 1998, 1997, and 1996, respectively. As of April 3, 1998, the range of exercise prices and the weighted-average remaining contractual life of outstanding options were $14.75-$23.94 and 8.7 years, respectively.

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

  Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Exercise
                                                                                          Shares      Price
                                                                                          -------    -------
Balance, March 30, 1995.................................................................      27     $ 5.48
 Granted................................................................................      23      14.75
 Exercised..............................................................................      (5)      5.48
 Canceled...............................................................................       -          -
                                                                                          -------    -------
Balance, March 29, 1996.................................................................      45      10.12
 Granted................................................................................      12      23.94
 Exercised..............................................................................      (3)      5.48
 Canceled...............................................................................       -          -
                                                                                          -------    -------
Balance, March 28, 1997.................................................................      54      13.44
 Granted................................................................................      70      14.75
 Exercised..............................................................................       -          -
 Canceled...............................................................................       -          -
                                                                                          -------    -------
Balance, April 3, 1998..................................................................     124     $15.70
                                                                                          =======    =======

  All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $5.72, $13.22, and $6.67 in fiscal years 1998, 1997, and 1996, respectively. As of April 3, 1998, the range of exercise prices and the weighted-average remaining contractual life of outstanding options were $5.48-$23.94 and 8.2 years, respectively.

  Gulf South's Stock Option Plans

  Under Gulf South's Stock Option Plans of 1997 and 1992, 850,000 and 1,300,000 shares, respectively, of common stock have been reserved for grant to key management personnel and to members of the former Board of Directors. The options granted have ten-year terms with vesting periods of either three or five years from either the date of grant or the first employment anniversary date. At December 31, 1997, 601,200 shares were available for grant under the 1997 plan. At December 31, 1997 and 1996, 82,488 and 224,888 shares, respectively, were available for grant under the 1992 plan.


  A summary of the Gulf South's stock option activity and related information is as follows (share amounts in thousands):

                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Exercise
                                                                                          Shares      Price
                                                                                          -------    -------
Balance, January 1, 1996................................................................     976     $ 4.57
 Granted................................................................................     355      16.53
 Exercised..............................................................................    (216)      2.68
 Forfeited..............................................................................     (20)      9.57
                                                                                          -------    -------
Balance, December 31, 1996..............................................................   1,095       8.57
 Granted................................................................................     833      11.89
 Exercised..............................................................................    (144)      2.90
 Forfeited..............................................................................    (149)     13.38
                                                                                          -------    -------
Balance, December 31, 1997..............................................................   1,635      10.39
                                                                                          =======    =======


  The weighted average fair value of options granted during 1997, 1996, and 1995 was $5.83, $5.94, and $3.75, respectively.

  Following is a summary of the status of options outstanding at December 31, 1997:

                                  Outstanding Options            Exercisable Options
                        --------------------------------------  ---------------------
                                       Weighted
                                        Average      Weighted               Weighted
                                       Remaining     Average                Average
       Exercise                       Contractual    Exercise               Exercise
      Price Range          Number        Life         Price      Number      Price
-------------------     -----------  ------------   ----------  ---------  ----------
$0.1210-$0.2773            307,113    5.3 years        $ 0.21    307,113      $ 0.21
$3.69-$4.71                 50,864    7.8 years        $ 4.55     23,734      $ 4.43
$9.214-$13.28              988,400    8.7 years        $12.06    285,600      $11.99
$16.285-$17.91             288,050    8.2 years        $16.58    110,950      $16.59

  The Company granted warrants for 450,000 shares of its common stock on January 2, 1997 at an exercise price of $25.90 in connection with the purchase of Gateway. All of the warrants were exercisable upon the date of grant and expire January 2, 2002.

  Fair Value of Stock Options

  Under SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of stock options granted has been estimated using a Black-Scholes option pricing model.

  The fair value of PSS' stock options (Incentive Stock Option Plan, Long-Term Stock Plan, Long-Term Incentive Plan, and Directors' Stock Plan) granted during the fiscal years 1998, 1997, and 1996 have been estimated based on the following weighted average assumptions: risk-free interest rates ranging from 6.1% to 6.8%, expected option life ranging from 2.5 to 5 years; expected volatility of 55.0%, 55.0% and 40.0% for fiscal years 1998, 1997, and 1996, respectively; and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal years 1998, 1997, and 1996 were approximately $4,814, $2,897, and $6,000, respectively, and such amounts would be included in compensation expense.

  The fair value of Gulf South's stock options granted during the fiscal years 1998, 1997, and 1996 have been estimated based on the following weighted average assumptions: risk-free interest rates of 6.0%, 6.5%, and 6.5% for fiscal years 1998, 1997, and 1996, respectively; expected option life of 3 years; expected volatility of 65.2%, 41.8%, and 41.8% for fiscal years 1998, 1997, and 1996, respectively; and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal years 1998, 1997, and 1996 were approximately $1,568, $633, and $235, respectively, and such amounts would be included in compensation expense.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significabtly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

  Pro forma net income and net income per share for the fiscal years ended 1998, 1997, and 1996, assuming the Company had accounted for the plans under the fair value approach, are as follows (in thousands, except per share data):

                                                                             1998     1997     1996
                                                                            -------  -------  -------
Net income:
 As reported..............................................................  $15,970  $13,922  $9,295
 Pro forma................................................................   12,141   11,804   5,554
Earnings per share:
 As reported
   Basic..................................................................  $  0.23  $  0.22  $ 0.17
   Diluted................................................................     0.23     0.21    0.16
 Pro forma
   Basic..................................................................     0.18     0.18    0.10
   Diluted................................................................     0.17     0.18    0.10

  Because the fair value method of accounting has not been applied to options granted prior to March 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

12. EMPLOYEE BENEFIT PLANS

  The Company has an employee stock ownership plan ("ESOP") available to all employees with at least one year of service. Effective January 1, 1996, the Company amended the plan to allow participants to direct the investment of a portion of their plan balances. Prior to this change, the trustees directed the investment of the participants' balances. As of April 3, 1998, the ESOP owns approximately 1,999,000 shares of the Company's common stock. Company contributions to the plan were approximately $352, $160, and $120 for 1998, 1997, and 1996, respectively, and are made at the discretion of the Company.

  The Company also has an employee stock purchase plan available to employees with at least one year of service. The plan allows eligible employees to purchase company stock over the counter through payroll deductions.

  S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation.

  The S&W ESOP shares were as follows:

                                                                    April 3,  March 28,   March 29,
                                                                      1998       1997        1996
                                                                   --------- ----------- -----------
Allocated shares..................................................   398,727     278,490     202,052
Shares released for allocation....................................   162,769     120,237      76,438
Unreleased shares.................................................        --     162,769     283,006
                                                                   --------- ----------- -----------
      Total ESOP shares...........................................   561,496     561,496     561,496
                                                                   --------- ----------- -----------
Fair value of unreleased shares...................................  $     --  $1,512,495  $2,392,661

  During fiscal year 1998, the Company released the remaining shares to the S&W ESOP participants, and it is management's intention to terminate this plan. Accordingly, approximately $2.5 million of related expense was recognized in fiscal year 1998.

13. OPERATING LEASE COMMITMENTS

  The Company leases various facilities and equipment under operating leases which expire at various dates through 2005. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

  Rent expense approximated $19,019, $8,083, and $6,745 for fiscal years 1998, 1997, and 1996, respectively. As of April 3, 1998, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

Fiscal Year:
 1999..................................................................  $17,975
 2000..................................................................   15,398
 2001..................................................................   12,085
 2002..................................................................    5,698
 2003..................................................................    2,505
 Thereafter............................................................      940
                                                                        --------
      Total............................................................  $54,601
                                                                        --------
14.  COMMITMENTS AND CONTINGENCIES

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

  Gulf South and certain of its former officers and directors were named as defendants in two purported class action lawsuits filed on July 21, 1997 related to disclosures made in the prospectus issued by Gulf South in connection with its public offering of common stock during 1996. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, the lawsuits are in early stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

  The Company is named as a defendant in a purported patent infringement claim. In this lawsuit, the claimant alleges that the urinalysis test strips sold by the Company under the Penny Saver(TM) label infringe certain patents. The Company is contesting the claim of infringement and has obtained a written agreement from the manufacturer of the product indemnifying the Company for the costs of defense of the suit and for the underlying liability. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. However, this lawsuit is in its early stages and there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

  While any litigation contains an element of uncertainty, management believes that the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

15. ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

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

16. SUBSEQUENT EVENTS

  Subsequent to year-end, the Company merged with a medical supply and equipment distributor in a stock merger accounted for under the pooling-of-interests method.

                                                                          1999
                                                                       ---------

  Number of acquisitions...............................................        1
  Common stock issued..................................................  314,000

  Subsequent to year end, the Company acquired certain assets, including accounts receivable, inventories, and equipment of the following medical supplies and equipment distributors accounted for under the purchase method of accounting.

                                                                          1999
                                                                       ---------
  Number of acquisitions...............................................        6
  Total consideration..................................................   $7,622
  Cash paid............................................................    7,622
  Goodwill recorded....................................................    4,702
  Noncompete payments..................................................    1,005

  In May 1998, the Company and certain of its present directors and officers were named as defendants in a purported securities class action lawsuit related to alleged damages suffered by purchasers of the Company's common stock during the period from December 27, 1997 to May 8, 1998. The claimant seeks an unspecified amount of damages, including costs and expenses. The Company believes this lawsuit is without merit and intends to defend it vigorously. However, this lawsuit is in its early stages and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED MARCH 29, 1996, MARCH 28, 1997, AND APRIL 3, 1998

                            (Dollars in Thousands)

                                                         Additions
                                                ----------------------------
                                     Balance     Provision
                                       at         Charged      Transfers                     Balance
    Valuation Allowance for         Beginning       to            From                      at End of
      Accounts Receivable           of Period     Expense     Acquisitions    Write-offs     Period
-----------------------------     ------------- ----------- ---------------- ------------- ----------

Year Ended March 29, 1996              $2,547       $2,333          $  400        $1,245      $ 4,035
Year Ended March 28, 1997               4,035        3,965           1,249         2,996        6,253
Year Ended April 3, 1998                6,253        3,289           7,166         3,531       13,177

                                                         Additions
                                                ----------------------------
                                     Balance     Provision
                                       at         Charged      Transfers                     Balance
    Valuation Allowance for         Beginning       to            From                      at End of
     Inventory Obsolescence         of Period     Expense     Acquisitions    Write-offs     Period
-----------------------------     ------------- ----------- ---------------- ------------- ----------

Year Ended March 29, 1996              $  512       $  543          $  765        $1,046       $  774
Year Ended March 28, 1997                 774        1,204           2,478         1,033        3,423
Year Ended April 3, 1998                3,423          833           3,822         2,955        5,123

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended April 3, 1998.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 1, 1998 for its fiscal year 1998 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant."

Item 11.  Executive Compensation

  Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 1, 1998 for its fiscal year 1998 Annual Meeting of Shareholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners

  Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 1, 1998 for its fiscal year 1998 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Certain Stockholders" and "Stock Ownership of Directors and Officers."

Item 13.  Certain Relationships and Related Transactions

  Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 1, 1998 for its fiscal year 1998 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this Registration Statement:

     1. Consolidated Financial Statements

  Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Consolidated Financial Statements included therein.

     2. Supplementary Data

  Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Supplementary Data included therein.

Exhibit
Number                                 Description
-------  -----------------------------------------------------------------------


    3.1 Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(13)

    3.2  Amended and Restated Bylaws dated March 15, 1994.(1)

    4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)

    4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salamon Brothers Inc. and NationsBanc Montgomery Securities, Inc.(2)

    4.3 Form of 8 1/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)

    4.4 Form of 8 1/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)

    4.5 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(12)

   10.1 Financing and Security Agreement between the Company and NationsBank of Georgia, N.A. (as successor to NCNB National Bank of Florida), dated as of September 26, 1991, as amended.(3)

   10.2 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, LP, dated as of March 16, 1994.(3)

   10.3  Employment Agreement for Patrick C. Kelly.

   10.4  Incentive Stock Option Plan dated May 14, 1986.(3)

   10.5 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway.(3)

   10.6 Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)

   10.7  Shareholders Agreement between the Company and John D. Barrow.(3)

   10.8  Amended and Restated Directors Stock Plan.(8)

   10.9  Amended and Restated 1994 Long-Term Incentive Plan.(8)

  10.10  Amended and Restated 1994 Long-Term Stock Plan.(8)

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

   23.1  Consent of Independent Certified Public Accountants

   23.2  Consent of Independent Auditors

     27  Financial Data Schedule (for SEC use only)

(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(3) Incorporated by Reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(4) Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.
(6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(7) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
(8) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(9) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.
(10) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
(11) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(13) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.

     (b)  Reports on Form 8-K

  There were no reports filed on Form 8-K during the quarter ended April 3, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on July 9, 1998.

                         PSS WORLD MEDICAL, INC.

                         By:    /s/ Patrick C. Kelly
                                --------------------------
                                Patrick C. Kelly,
                                Chairman and Chief Executive Officer

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

       Signatures                                     Title                                 Date
       ----------                                     -----                                 ----

/s/ Patrick C. Kelly       Chairman of the Board of Directors, Chief Executive Officer,
-------------------------  and Director (Principal Executive Officer)                    July 9, 1998
     Patrick C. Kelly

/s/ David A. Smith         Executive Vice President, Chief Financial Officer, and
-------------------------  Director (Principal Financial and Accounting
     David A. Smith        Officer)                                                      July 9, 1998

/s/ Thomas G. Hixon
-------------------------  Director                                                      July 9, 1998
    Thomas G. Hixon


-------------------------  Director                                                      July 9, 1998
    Hugh M. Brown

/s/ T. O'Neal Douglas
-------------------------  Director                                                      July 9, 1998
    T. O'Neal Douglas

/s/ Melvin L. Heckman
-------------------------  Director                                                      July 9, 1998
    Melvin L. Heckman


-------------------------  Director                                                      July 9, 1998
    Delores Kesler


-------------------------  Director                                                      July 9, 1998
    Charles R. Scott

/s/ James L. L. Tullis
-------------------------  Director                                                      July 9, 1998
    James L. L. Tullis

/s/ Donna Williamson
-------------------------  Director                                                      July 9, 1998
    Donna Williamson