Form 10-Q
period 1998-06-30
PSS WORLD MEDICAL INC
filed 1998-08-14
CIK 920527

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  JUNE 30, 1998
                                     -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

                         Commission File Number 0-23832
                                                -------

                            PSS WORLD MEDICAL, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


        Florida                                           59-3500595
        -------                                           ----------
(State or other jurisdiction                             (IRS employer
    of incorporation)                               identification number)


  4345 Southpoint Blvd.
  Jacksonville, Florida                                      32216
  ---------------------                                      -----
(Address of principal executive offices)                   (Zip code)


                 Registrant's telephone number  (904) 332-3000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No

          As of August 11, 1998 a total of 70,211,090 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                 JUNE 30, 1998


                                     INDEX

                                                                  PAGE NUMBER
                                                                ---------------
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
             June 30, 1998 and April 3, 1998                            3

         Condensed Consolidated Statements of Operations -
             Three Months Ended June 30, 1998 and 1997                  4

         Condensed Consolidated Statements of Cash Flows -
            Three Months Ended June 30, 1998 and 1997                   5

         Notes to Condensed Consolidated Financial Statements           6

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                     16

         Item 2. Changes in Securities and Use of Proceeds             17

         Item 5. Other Information                                     17

         Item 6. Exhibits and Reports on Form 8-K                      18

SIGNATURES                                                             20

                        PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JUNE 30,                APRIL 3,
                                                                    1998                    1998
                                                            -------------------      -------------------
                                                                (UNAUDITED)                   *
                            ASSETS
Current Assets:
 Cash and cash equivalents                                       $ 97,323                 $ 82,491
 Marketable securities                                             26,850                   81,550
 Accounts receivable, net                                         228,014                  210,042
 Inventories                                                      121,515                  122,502
 Prepaid expenses and other                                        54,865                   45,699
                                                             -------------------    -------------------
     Total current assets                                         528,567                  542,284

Property and equipment, net                                        26,613                   24,871

Other Assets:
 Intangibles, net                                                  95,739                   90.134
 Other                                                             19,301                   19,493
                                                             -------------------    -------------------
     Total assets                                                $670,220                 $676,782
                                                             ===================    ===================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                $ 86,494                 $105,642
 Accrued expenses                                                  59,249                   42,657
 Current maturities of long-term debt and capital lease
  obligations                                                       2,803                    2,794
 Other                                                              9,495                    7,058
                                                             -------------------      -------------------
     Total current liabilities                                    158,041                  158,151

Long-term debt and capital lease obligations, net of current
  portion                                                         128,317                  128,113
Other                                                               2,706                    2,621
                                                             -------------------    -------------------
     Total liabilities                                            289,064                  288,885
                                                             -------------------    -------------------

Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding
 Common stock, $.01 par value; 150,000,000 shares authorized,
   70,102,599 and 69,563,937 shares issued and outstanding at
   June 30, 1998 and April 3, 1998, respectively                      701                      696
 Additional paid-in capital                                       343,756                  341,679
 Retained earnings                                                 36,699                   45,522
                                                             -------------------    -------------------
     Total shareholders' equity                                   381,156                  387,897
                                                             -------------------    -------------------
     Total liabilities and shareholders' equity                  $670,220                 $676,782
                                                             ===================    ===================

                 * Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED
                                   ---------------------------------------------
                                         JUNE 30,                   JUNE 30,
                                           1998                       1997
                                   --------------------       ------------------
Net sales                                $342,538                   $288,182
Cost of goods sold                        247,854                    211,398
                                   --------------------       ------------------
   Gross profit                            94,684                     76,784

General and administrative expenses        48,304                     40,930
Selling expenses                           26,500                     22,420
Merger and other nonrecurring costs
  and expenses                                300                      1,385
                                   --------------------       ------------------
   Income from operations                  19,580                     12,049
                                   --------------------       ------------------

Other income (expense):
   Interest expense                        (3,037)                      (276)
   Interest and investment income           1,745                        831
   Other income                               744                        394
                                   --------------------       ------------------
                                             (548)                       949
                                   --------------------       ------------------

Income before provision for income
  taxes                                    19,032                     12,998
Provision for income taxes                  7,737                      5,077
                                  ---------------------       ------------------

Net income                               $ 11,295                   $  7,921
                                  =====================       ==================

Earnings per share:
   Basic                                 $   0.16                   $   0.12
                                  =====================       ==================
   Diluted                               $   0.16                   $   0.12
                                  =====================       ==================

Weighted average shares outstanding:
   Basic                               69,858,000                 67,285,000
                                  =====================       ==================
   Diluted                             70,727,000                 68,059,000
                                  =====================       ==================



  The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                       -----------------------
                                                                         JUNE 30,     June 30,
                                                                           1998         1997
                                                                       -----------   ----------
Cash Flows From Operating Activities:
 Net income                                                              $ 11,295     $  7,921
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                           3,573        2,610
    Provision for doubtful accounts                                           317          808
    Merger and other nonrecurring costs and expenses                          300           62
    Deferred compensation                                                     222           --
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       Accounts receivable, net                                           (16,167)      (1,023)
       Inventories                                                          7,368        2,893
       Prepaid expenses and other current assets                            1,110        3,042
       Other assets                                                        (2,219)      (1,140)
       Accounts payable, accrued expenses and other liabilities           (25,888)      (3,291)
                                                                       -----------   ----------
         Net cash (used in) provided by operating activities              (20,089)      11,882
                                                                       -----------   ----------

Cash Flows From Investing Activities:
 Purchases of marketable securities                                       (29,332)     (35,501)
 Proceeds from sales and maturities of marketable securities               77,531       75,166
 Capital expenditures                                                      (2,905)      (3,709)
 Purchases of businesses, net of cash acquired                             (7,212)      (1,983)
 Payments on noncompete agreements                                           (886)      (1,083)
                                                                       -----------   ----------
         Net cash provided by investing activities                         37,196       32,890
                                                                       -----------   ----------

Cash Flows From Financing Activities:
 Proceeds from borrowings                                                     205          --
 Repayments of borrowings                                                  (2,109)     (27,761)
 Repayments on revolving line of credit                                       --        (5,000)
 Principal payments under capital lease obligations                          (107)         --
 Proceeds from issuance of common stock                                        86          174
                                                                       -----------   ----------
          Net cash used in financing activities                            (1,925)     (32,587)
                                                                       -----------   ----------
Foreign currency translation adjustment                                       --           247
                                                                       -----------   ----------

Net increase in cash and cash equivalents                                  15,182       12,432

Cash and cash equivalents, beginning of period                             82,141       39,099

                                                                       -----------   ----------
Cash and cash equivalents, end of period                                 $ 97,323     $ 51,531
                                                                       ===========   ==========



  The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of PSS World Medical, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated and give retroactive effect to the mergers with S&W X-Ray, Inc. ("S&W") and Gulf South Medical Supply, Inc. ("Gulf South"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements have been retroactively restated as if PSS, S&W, and Gulf South had operated as one entity since inception.

     Due to the differing fiscal year ends of Gulf South and PSS prior to April 3, 1998, the three months ended March 31, 1997 of Gulf South were consolidated with the three months ended June 30, 1997 of the Company. Due to a change in Gulf South's fiscal year end to conform with that of the Company, the quarter ended June 30, 1998 reflects the operating results of PSS World Medical, Inc. and all subsidiaries, including Gulf South, for the three months ended June 30, 1998. As a result, the results of operations for Gulf South for the period from January 1, 1998 to April 3, 1998 are not reflected in any of the periods presented. During this period, Gulf South recorded a net loss of $20.9 million, which includes merger and other nonrecurring costs and expenses of $26.9 million, and a change in cash of approximately $(0.4) million.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for fiscal years beginning after June 15, 1999. The financial impact of the adoption of this statement has not been determined. However, the effect of the adoption of the statement is not expected to be material.

NOTE 2 - BUSINESS ACQUISITIONS

  Immaterial Pooling

  During the three months ended June 30, 1998, the Company merged with an imaging supply and equipment distributor, with aggregate annual revenues of approximately $18.0 million, in a merger accounted for under the pooling-of-interests method. The Company issued approximately 349,000 shares of PSS common stock in connection with this pooling. Due to the immaterial effect of this acquisition on prior periods, the Company's historical financial statements have not been restated. Accordingly, the results of operations have been reflected in the condensed consolidated financial statements prospectively from the acquisition date and retained earnings of approximately $0.8 million of the acquired company have been recorded as an adjustment to the retained earnings of the Company.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (Unaudited)

  Purchase Acquisitions

     During the three months ended June 30, 1998, the Company acquired certain assets, including accounts receivable, inventories, and equipment, of three physician medical supply and equipment distributors, two imaging supply and equipment distributors, and a long-term care distributor accounted for under the purchase method of accounting. These companies had aggregate annual revenues of approximately $42.0 million. The aggregate consideration consisted of $7.2 million cash. The excess of the purchase price paid over the estimated fair value of the net assets acquired of approximately $2.8 million, in aggregate, has been recorded as goodwill and will be amortized on a straight-line basis over 15 to 30 years. The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition. Supplemental pro forma information is not presented as the impact on the Company's results of operations would not be material.


NOTE 3 - MERGER AND OTHER NONRECURRING COSTS AND EXPENSES

  During the three months ended June 30, 1998, the Company recorded merger and other nonrecurring costs and expenses of approximately $0.3 million in connection with the acquisition of an imaging supply and equipment distributor accounted for under the pooling-of-interests method.

  At June 30, 1998 and April 3, 1998, the accompanying consolidated balance sheets include accrued merger and restructuring costs and expenses of $26.4 million and $31.4 million, respectively, classified as accrued expenses. A summary of the merger and restructuring activity is as follows (in thousands):


                 Balance at April 3, 1998..........  $30,482
                  Additions.......................       300
                  Utilized........................    (4,355)
                                                     -------
                 Balance at June 30, 1998..........  $26,427
                                                     =======


NOTE 4 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three months ended June 30, 1998 and 1997, as detailed in the following table (amounts in thousands):

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                         JUNE 30,      JUNE 30,
                                                          1998           1997
                                                       ----------     ---------
Net income......................................        $11,295         $7,921
                                                       ==========     =========

Other comprehensive income, net of tax:
 Foreign currency translation adjustment........            --            (247)
                                                       ----------     --------
Other comprehensive income......................            --            (247)
                                                       ----------     --------
Comprehensive income............................        $11,295         $7,674
                                                       ==========     ========

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

  In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                     THREE MONTHS ENDED
                                                 ----------------------------
                                                  JUNE 30,            JUNE 30,
                                                   1998                1997
                                                 --------            --------
Net income..................................     $ 11,295            $ 7,921

Earnings per share:
 Basic......................................     $   0.16            $  0.12
 Diluted....................................     $   0.16            $  0.12

Weighted average shares outstanding:
 Common shares..............................       69,858             67,285
 Assumed exercise of stock options..........          869                774
 Diluted shares outstanding.................       70,727             68,059


NOTE 6 - SHAREHOLDER RIGHTS PLAN

  On April 20, 1998, the Company's Board of Directors approved a Shareholder Protection Rights Agreement (the "Rights Plan"), which provides for one preferred stock purchase right (a "Right") in respect of each share of the Company's Common Stock. When exercisable, each Right would entitle the holder to purchase from the Company 1/1000th of a share of Series A Junior Participating Preferred Stock at an exercise price of $115, subject to certain adjustments. The Rights are generally not exercisable until a person or group of affiliated persons has acquired or obtained the right to acquire beneficial ownership of 15% or more of the Company's then outstanding shares of Common Stock.

  The Board of Directors may terminate the Rights at any time prior to the Rights becoming exercisable and, unless extended, the Rights will terminate by their terms effective April 20, 2008. The Board of Directors adopted the Rights Plan to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors additional negotiating leverage in dealing with prospective acquirors.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)

  In connection with the approval of the Rights Plan, the Company, on April 20, 1998, amended and restated its Articles of Incorporation to establish a series of Preferred Stock, par value $.01 per share, designated Series A Junior Participating Preferred Stock. The number of shares in this series is initially set at 300,000.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.            PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

  Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("Gulf South"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States. Gulf South currently operates 14 distribution service centers ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care facilities.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

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

  Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. This consolidation sometimes shifts the medical products purchasing decision to individuals with whom medical products distributors had no prior selling relationship. Additionally, the consolidation creates larger customers. Although the majority of the market serviced by the Company remains a large number of small customers, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales. Specifically, approximately 37% of the Long-Term Care Business revenues for the 12 months ended April 3, 1998 represented sales to its top five customers. Growth in the Long-Term Care Business as well as consolidation of the health care industry may increase the Company's dependence on large customers.


RESULTS OF OPERATIONS

  The following is management's discussion and analysis of the results of operations for the three months ended June 30, 1998 and 1997. Due to the differing fiscal year ends of Gulf South Medical Supply, Inc. and PSS World Medical, Inc. prior to April 3, 1998, the three months ended March 31, 1997 of Gulf South were consolidated with the three months ended June 30, 1997 of the Company. Due to a change in Gulf South's fiscal year end to conform with that of the Company, the quarter ended June 30, 1998 reflects the operating results of PSS World Medical, Inc. and all subsidiaries, including Gulf South, for the three months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

  Net Sales. Net sales for the three months ended June 30, 1998 totaled $342.5 million, an increase of $54.3 million or 18.8% over net sales of $288.2 million for the three months ended June 30, 1997. In order of contribution to the increase, net sales increased as the result of (i) net sales from imaging companies acquired during fiscal 1998, (ii) internal sales growth of existing service centers, and (iii) incremental sales generated in connection with exclusive and semiexclusive vendor relationships.

  Gross Profit. Gross profit for the three months ended June 30, 1998 totaled $94.7 million, an increase of $17.9 million or 23.3% over the three months ended June 30, 1997 total of $76.8 million. Gross profit as a percentage of net sales was 27.6% and 26.6% for the three months ended June 30, 1998 and 1997, respectively. This increase in gross margin is attributable to (i) low margin business eliminated by the Physician Supply Business during the third and fourth quarters of fiscal 1998 and (ii) increased diagnostic imaging equipment sales and the related preventative maintenance and emergency service provided by the Imaging Business. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

  General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1998 totaled $48.3 million, an increase of $7.4 million or 18.1% over the three months ended June 30, 1997 total of $40.9 million. As a percentage of net sales, general and administrative expenses were 14.1% and 14.2% for the three months ended June 30, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of net sales was a result of the continued leveraging of fixed costs of mature service center operations and the increased contribution by the Imaging Business which operates at lower general and administrative expenses as a percentage of sales.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  Selling Expenses. Selling expenses for the three months ended June 30, 1998 totaled $26.5 million, an increase of $4.1 million or 18.3% over the three months ended June 30, 1997 total of $22.4 million. As a percentage of sales, selling expenses decreased to 7.7% for the three months ended June 30, 1998 from 7.8% for the three months ended June 30, 1997. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

  Merger and Other Nonrecurring Costs and Expenses. During the three months ended June 30, 1998 and 1997, the Company recorded merger and other nonrecurring costs and expenses of approximately $0.3 million and $1.4 million, respectively.

  Merger and other non recurring costs and expenses for the three months ended June 30, 1997, include retroactively recorded tax accruals of $0.8 million primarily related to state and local tax compliance matters. These tax adjustments relate only to Gulf South, and due to changes in operational procedures, will be nonrecurring subsequent to April 3, 1998.

  Operating Income. Operating income for the three months ended June 30, 1998 totaled $19.6 million, an increase of $7.5 million or 62.0% over the three months ended June 30, 1997 total of $12.1 million. Operating results for the three months ended June 30, 1998 and 1997 include merger and other nonrecurring costs and expenses of approximately $0.3 million and $1.4 million, respectively. On a pro forma basis, excluding the effect of merger and other nonrecurring costs and expenses, pro forma operating income would have increased $6.4 million, or 47.4%, to $19.9 million for the three months ended June 30, 1998 from $13.5 million for the three months ended June 30, 1997.

  Interest Expense. Interest expense for three months ended June 30, 1998 increased approximately $2.7 million compared to the three months ended June 30, 1997. Interest expense increased due to the $125.0 million 8 1/2% senior subordinated debt outstanding during the three months ended June 30, 1998. Interest expense for the three months ended June 30, 1997 primarily results from the debt of the pooled Imaging Business companies.

  Interest and Investment Income. Interest and investment income for three months ended June 30, 1998 increased approximately $0.9 million, or 112.5%, compared to the three months ended June 30, 1997 due to the investment of the net proceeds from the debt offering.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  Other Income. Other income for the three months ended June 30, 1998 totaled $0.7 million, an increase of $0.3 million or 75.0% over the three months ended June 30, 1997 total of $0.4 million. Other income consists of finance charges on customer accounts and financing performance incentives. The increase in other income results from the growth in the Company's operations.

  Provision For Income Taxes. Provision for income taxes for the three months ended June 30, 1998 totaled $7.7 million, an increase of $2.6 million or 51.0% over the three months ended June 30, 1997 total of $5.1 million. The income tax provision computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they were incurred.

  Net Income. Net income for the three months ended June 30, 1998 totaled $11.3 million, an increase of $3.4 million or 43.0% over the three months ended June 30, 1997 total of $7.9 million. As a percentage of net sales, net income increased to 3.3% for the three months ended June 30, 1998 from 2.7% for the three months ended June 30, 1997. On a pro forma basis, excluding the effects of merger and other nonrecurring costs and expenses, pro forma net income would have increased $2.9 million, or 33.0%, to $11.7 million for the three months ended June 30, 1998 from $8.8 million for the three months ended June 30, 1997.

  The following table presents net income and earnings per share for the three months ended June 30, 1998 and 1997, as reported, and the pro-forma effect on net income and earnings per share excluding merger and other nonrecurring costs and expenses.

                                                     PRO FORMA (A)                                      AS REPORTED
                                                   THREE MONTHS ENDED                                THREE MONTHS ENDED
                                    ----------------------------------------------    ----------------------------------------------

                                         JUNE 30, 1998            JUNE 30, 1997            JUNE 30, 1998            JUNE 30, 1997
                                    ----------------------    --------------------    ---------------------    ---------------------


Net income (in millions)                     $11,680                  $8,789                  $11,295                   $7,921

Diluted earnings per share                   $  0.17                  $ 0.13                  $  0.16                   $ 0.12

--------------

(a) Excludes merger and other nonrecurring costs and expenses.


LIQUIDITY AND CAPITAL RESOURCES

  As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings, use of proceeds from the $125.0 million senior subordinate notes offering, and any future public offerings.

  Net cash used by operating activities was $(20.1) million for the three months ended June 30, 1998 compared to net cash provided by operating activities of $11.9 million for the three months ended June 30, 1997 due to the timing of accounts receivable collections, payments of merger and acquisition expenses, and the timing of fiscal year end vendor payments and employee incentive based compensation payments.

  Net cash provided by investing activities of $37.2 million and 32.9 million for the three months ended June 30, 1998 and 1997 respectively, consisted primarily of proceeds from sales and maturities of marketable securities offset by capital expenditures, payment for purchases of net assets from business acquisitions, and payments on noncompete agreements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  Net cash used in financing activities of $(1.9) million for the three months ended June 30, 1998 primarily resulted from repayments of outstanding debt of acquired companies. Net cash used in financing activities of $(32.9) million for the three months ended June 30, 1997 primarily consisted of payoff of debt assumed through fiscal 1997 acquisitions.

  The Company had working capital of $370.5 million and $384.1 million as of June 30, 1998 and April 3, 1998, respectively. Accounts receivable, net of allowances, were $228.0 million and $210.0 million at June 30, 1998 and April 3, 1998, respectively. The annualized average number of days sales in accounts receivable outstanding was approximately 57.5 for the three months ended June 30, 1998 and 54.3 days for the year ended April 3, 1998.

  Inventories were $121.5 million and $122.5 million as of June 30, 1998 and April 3, 1998, respectively. The Company had annualized inventory turnover of 8.1x and 8.3x times for the three months ended June 30, 1998 and the year ended April 3, 1998, respectively. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers.

  Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") totaled approximately $25.6 million for the three months ended June 30, 1998. EBITDA margin and coverage was approximately 7.5% and 8.4x, respectively, for the same period.

  The Company has historically maintained an asset-backed, revolving credit facility. This credit facility recently expired. The Company is currently in the process of negotiating a new credit facility with a syndicate of banks. The Company's wholly owned subsidiary, Gulf South, has available a $15.0 million revolving credit facility which matures September 25, 1998. Gulf South had no outstanding debt under its credit facility.

  On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8 1/2% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deduction for offering costs. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 81/2% per annum.

  The Company believes that the expected cash flows from operations, bank borrowings, the net proceeds of the debt offering, and capital markets should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debts for the foreseeable future.

YEAR 2000

  The Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that are year 2000 compliant. These New Systems will be used in several key areas of the Company's business, including inventory management, purchasing, sales, shipping, accounts payable, accounts receivable, and financial reporting. The Company expects to incur internal payroll costs, consulting fees, and hardware and software costs for preparation and implementation of these New Systems. The total expected cost of implementation is estimated to be approximately $10.0 million, with $0.8 million incurred through June 30, 1998. Although the Company believes it will complete all phases of implementation of these New Systems by December 1999, there can be no assurance that full implementation will occur by the year 2000. Failure to complete certain phases of the implementation would have a material adverse affect on the Company's systems and results of operations.

  The Company has developed a preliminary contingency plan that consists of modifications to existing information system software and hardware for year 2000 compliance. The implementation of this plan would occur in the fourth quarter of fiscal 1999 if the Company believes it will not be able to achieve New Systems implementation by December 1999.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

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


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a) See Note 6 to Financial Statements concerning adoption of Shareholder Protection Rights Agreement.

           On March 26, 1998, the Company filed an amendment to the Amended and Restated Articles of Incorporation increasing the authorized shares of Common Stock of the Company from 60,000,000 to 150,000,000 shares and changed the name of the Company from Physician Sales & Service, Inc. to PSS World Medical, Inc.

  (b) See Note 6 to Financial Statements concerning adoption of Shareholder Protection Rights Agreement.

  (c) On May 28, 1998, the Company issued an aggregate of 349,000 shares of common stock, $.01 par value per share (the "Common Stock"), including 34,900 shares which are being held in escrow pending the resolution of potential indemnifiable claims, to the former shareholders of Medical Imaging Services, Inc. ("MIS") in exchange for substantially all of the assets and contractual rights used in or related to the operation of the business of MIS. The issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward public resale of distribution without registration. The recipients qualified as accredited investors, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

  (d)      Not applicable.

ITEM 5. OTHER INFORMATION

           Shareholder Proposals

           The proxy statement solicited by management with respect to the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after June 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

EXHIBIT
NUMBER     DESCRIPTION
--------   ----------------------------------------------------------------
 3.1 Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(13)
 3.2       Amended and Restated Bylaws dated March 15, 1994.(1)
 4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)
 4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salamon Brothers Inc. and NationsBanc Montgomery Securities, Inc.(2)
 4.3 Form of 8 1/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
 4.4 Form of 8 1/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
 4.5 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(12)
10.1 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, LP, dated as of March 16, 1994.(3)
10.2       Employment Agreement for Patrick C. Kelly. (14)
10.3       Incentive Stock Option Plan dated May 14, 1986.(3)
10.4 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway.(3)
10.5 Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
10.6       Shareholders Agreement between the Company and John D. Barrow.(3)
10.7       Amended and Restated Directors Stock Plan.(8)
10.8       Amended and Restated 1994 Long-Term Incentive Plan.(8)
10.9       Amended and Restated 1994 Long-Term Stock Plan.(8)
10.10      1994 Employee Stock Purchase Plan.(4)
10.11      1994 Amended Incentive Stock Option Plan.(3)
10.12 Amended and Restated Loan and Security Agreement between the Company and NationsBank of Georgia, N.A. dated December 21, 1994.(5)
10.13 Distributorship Agreement between Abbott Laboratories and Physician Sales & Service, Inc. (Portions omitted as confidential--Separately filed with Commission).(6)

10.14 Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(6)
10.15      Amendment to Employee Stock Ownership Plan.(8)
10.15a Amendment and Restatement of the Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(8)
10.15b First Amendment to the Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(8)
10.16 Third Amended and Restated Agreement and Plan of Merger By and Among Taylor Medical, Inc. and Physician Sales & Service, Inc. (including exhibits thereto).(7)
10.17 Agreement and Plan of Merger by and Among Physician Sales & Service, Inc., PSS Merger Corp. and Treadway Enterprises, Inc.(9)
10.18      Amended and Restated Agreement and Plan of Merger, dated as of
           August 22, 1997, among the Company, Diagnostic Imaging, Inc., PSS Merger Corp. and S&W X-ray, Inc.(10)
10.19      Agreement and Plan of Merger dated December 14, 1997 by and among the Company, PSS Merger Corp. and Gulf South Medical Supply, Inc.(11)
27         Financial Data Schedule (for SEC use only)

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

(14) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998.

(b)    Reports on Form 8-K

   The following current reports on Form 8-K were filed during the quarter ended June 30, 1998:

                                                                                  Entities for Which
Date of Report        Item(s) Reported                                            Financial Statements Filed
--------------        ----------------                                            --------------------------
April 8, 1998         Consummation of PSS World Medical, Inc./Gulf South          PSS World Medical, Inc. and
                      Medical Supply, Inc. merger and an amendment to the         Gulf South Medical Supply,
                      Company's Amended and Restated Articles of                  Inc.
                      Incorporation (i) increasing the number of
                      authorized shares of Common Stock of the Company
                      from 60,000,000 to 150,000,000 and (ii) changing the
                      name of the Company from Physician Sales & Service,
                      Inc. to PSS World Medical, Inc.

April 22, 1998        Dividend declared pursuant to Shareholder Protection        None
                      Rights Agreement, dated as of April 20, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1998.


                                         PSS World Medical, Inc.


                                         /s/  David A. Smith
                                         -----------------------------
                                         David A. Smith
                                         Executive Vice President and
                                         Chief Financial Officer