Form 10-Q
period 1998-09-30
PSS WORLD MEDICAL INC
filed 1998-11-17
CIK 920527

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  SEPTEMBER 30, 1998
                                     ------------------

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

                                [X] Yes     [ ] No

          As of November 11, 1998 a total of 70,380,238 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1998


                                     INDEX

                                                                                        PAGE NUMBER
                                                                                        -----------
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
           September 30, 1998 and April 3, 1998                                                3

         Condensed Consolidated Statements of Operations -
          Three and Six Months Ended September 30, 1998 and 1997                               4

         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended September 30, 1998 and 1997                                         5

         Notes to Condensed Consolidated Financial Statements                                  6

         Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           12

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                                            26

         Item 2. Changes in Securities and Use of Proceeds                                    27

         Item 4. Submission of Matters to a Vote of Security Holders                          27

         Item 6. Exhibits and Reports on Form 8-K                                             28

SIGNATURES                                                                                    30

                        PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,       APRIL 3,
                                                                           1998              1998
                                                                       -------------    -----------
                                                                        (UNAUDITED)           *
                                       ASSETS
Current Assets:
 Cash and cash equivalents                                              $   61,059       $   82,491
 Marketable securities                                                      21,684           81,550
 Accounts receivable, net                                                  249,064          210,042
 Inventories                                                               126,341          122,502
 Prepaid expenses and other                                                 61,659           45,699
                                                                        ----------       ----------
     Total current assets                                                  519,807          542,284

Property and equipment, net                                                 34,820           24,871

Other Assets:
 Intangibles, net                                                          124,458           90,134
 Other                                                                      19,676           19,493
                                                                        ----------
     Total assets                                                      $   698,761       $  676,782
                                                                       ===========       ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                      $   102,460       $  105,642
 Accrued expenses                                                           54,195           42,657
 Current maturities of long-term debt and capital lease obligations          3,920            2,794
 Other                                                                      11,949            7,058
                                                                       -----------       ----------
     Total current liabilities                                             172,524          158,151

Long-term debt and capital lease obligations, net of current portion       127,960          128,113
Other                                                                        1,713            2,621
     Total liabilities                                                     302,197          288,885
                                                                       -----------       ----------

Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding
 Common stock, $.01 par value; 150,000,000 shares authorized,
   70,248,588 and 69,563,937 shares issued and outstanding at
   September 30, 1998 and April 3, 1998, respectively                          702              696
 Additional paid-in capital                                                345,312          341,679
 Retained earnings                                                          50,550           45,522
                                                                       -----------       ----------
     Total shareholders' equity                                            396,564          387,897
     Total liabilities and shareholders' equity                        $   698,761       $  676,782
                                                                       ===========       ==========



                 * Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         ---------------------------------   ---------------------------------
                                                           SEPTEMBER 30,     September 30,     SEPTEMBER 30,     September 30,
                                                                1998              1997              1998              1997
                                                         ----------------   ---------------  ----------------  ---------------
Net sales                                                   $366,071          $320,123          $708,608          $608,306
Cost of goods sold                                           263,090           233,507           510,944           444,905
                                                            --------          --------          --------          --------
   Gross profit                                              102,981            86,616           197,664           163,401

General and administrative expenses                           49,960            50,586            98,564            92,901
Selling expenses                                              29,576            23,906            56,076            46,326
                                                            --------          --------          --------          --------
   Income from operations                                     23,445            12,124            43,024            24,174
                                                            --------          --------          --------          --------

Other income (expense):
   Interest expense                                           (2,996)             (336)           (6,033)             (612)
   Interest and investment income                              1,397               555             3,142             1,385
   Other income                                                1,263               738             2,007             1,131
                                                            --------          --------          --------          --------
                                                                (336)              957              (884)            1,904
                                                            --------          --------          --------          --------

Income before provision for income taxes                      23,109            13,081            42,140            26,078
Provision for income taxes                                     9,258             5,323            16,995            10,400
                                                            --------          --------          --------          --------
Net income                                                  $ 13,851          $  7,758          $ 25,145          $ 15,678
                                                            ========          ========          ========          ========

Earnings per share:
   Basic                                                    $   0.20          $   0.11          $   0.36          $   0.23
                                                            ========          ========          ========          ========
   Diluted                                                  $   0.20          $   0.11          $   0.35          $   0.23
                                                            ========          ========          ========          ========

Weighted average shares outstanding (in thousands):
   Basic                                                      70,145            68,385            70,003            67,961
                                                            ========          ========          ========          ========
   Diluted                                                    70,961            69,191            70,846            68,720
                                                            ========          ========          ========          ========




  The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                           SIX MONTHS ENDED
                                                                                                    --------------------------------

                                                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                                         1998              1997
                                                                                                    --------------------------------

Cash Flows From Operating Activities:
 Net income                                                                                          $  25,145         $  15,678
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                        7,117             5,354
    Provision for doubtful accounts                                                                      1,037               929
    Deferred compensation                                                                                  222                --
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       Accounts receivable, net                                                                        (31,225)          (13,766)
       Inventories                                                                                      12,762             8,898
       Prepaid expenses and other current assets                                                        (4,180)           (3,928)
       Other assets                                                                                     (2,408)           (2,493)
       Accounts payable, accrued expenses and other liabilities                                        (23,770)            7,913
                                                                                                    ----------        ----------
         Net cash (used in) provided by operating activities                                           (15,300)           18,585
                                                                                                    ----------        ----------

Cash Flows From Investing Activities:
 Purchases, maturities, and sales of marketable securities, net                                         53,343            30,236
 Capital expenditures                                                                                   (9,981)           (4,930)
 Purchases of businesses, net of cash acquired                                                         (44,412)           (4,890)
 Payments on noncompete agreements                                                                      (1,412)           (1,465)
                                                                                                    ----------        ----------
         Net cash (used in) provided by investing activities                                            (2,462)           18,951
                                                                                                    ----------        ----------

Cash Flows From Financing Activities:
 Repayments of borrowings                                                                               (4,690)          (54,765)
 Principal payments under capital lease obligations                                                       (212)               --
 Proceeds from issuance of common stock                                                                  1,582               870
                                                                                                    ----------        ----------
          Net cash used in financing activities                                                         (3,320)          (53,895)
                                                                                                    ----------        ----------
Foreign currency translation adjustment                                                                     --               187
                                                                                                    ----------        ----------

Net decrease in cash and cash equivalents                                                              (21,082)          (16,172)

Cash and cash equivalents, beginning of period                                                          82,141            39,099
                                                                                                    ----------        ----------
Cash and cash equivalents, end of period                                                            $   61,059        $   22,927
                                                                                                    ==========        ==========


  The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

  The condensed consolidated financial statements of PSS World Medical, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated and give retroactive effect to the mergers with S&W X-Ray, Inc. (''S&W'') and Gulf South Medical Supply, Inc. ("Gulf South"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements have been retroactively restated as if PSS, S&W, and Gulf South had operated as one entity since inception.

  Prior to April 4, 1998, PSS' year end was the Friday closest to March 31, while Gulf South's year end was December 31. Due to the different fiscal year ends of Gulf South and PSS prior to April 4, 1998, the three and six months ended June 30, 1997 of Gulf South were consolidated with the three and six months ended September 30, 1997 of the Company. In addition, Gulf South's balance sheet as of December 31, 1997 was consolidated with PSS' balance sheet as of April 3, 1998. Effective April 4, 1998, Gulf South's fiscal year end was changed to conform to the Company's fiscal year end. As a result of this change in fiscal year ends, the three and six months ended September 30, 1998 reflect the operating results of PSS World Medical, Inc. and all subsidiaries, including Gulf South, for the same months. The results of operations for Gulf South for the period January 1 to April 3, 1998, are not included in any of the periods presented in the statements of operations, but are reflected as an adjustment to retained earnings of the consolidated Company as of April 4, 1998. During the period January 1 to April 3, 1998, Gulf South recorded a net loss of $20.9 million, which includes pre-tax unusual operating charges of $37.4 million. Refer to the section titled Gulf South's Results of Operation for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification. The following table provides a rollforward of retained earnings from April 3, 1998 to September 30, 1998 (in millions):

                                                                Rollforward of
                                                               Retained Earnings
                                                              -----------------
Retained earnings, 4/3/98                                          $ 45.5
Gulf South results of operations, 1/1/98 to 4/3/98                  (20.9)
Net income for the six months ended 9/30/98                          25.1
Pooling-of-interests business combination                             0.9
  Retained earnings, 9/30/98                                       $ 50.6
                                                                   ======


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

  Financial statements for the Company's subsidiary outside the United States are translated into U.S. dollars at quarter-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are immaterial and reflected in additional paid-in capital.

  The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year. Certain items have been reclassified to conform to the current year presentation.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


NOTE 2 - BUSINESS ACQUISITIONS

  On September 21, 1998, the Company acquired certain assets, including accounts receivable, inventories, and equipment, of an imaging supply and equipment distributor, accounted for under the purchase method of accounting. The acquired company had aggregate annual revenues of approximately $80.0 million. The aggregate consideration consisted of approximately $40.0 million cash. The excess of the purchase price paid over the estimated fair value of the net assets acquired of approximately $28.0 million, in aggregate, has been recorded as goodwill and will be amortized on a straight-line basis over 30 years.

The operations of the acquired company have been included in the Company's results of operations subsequent to the date of acquisition. Supplemental pro forma information is not presented as the impact on the Company's results of operations is not material.

  As this acquisition was consummated close to September 30, 1998, management did not formalize their plan to exit certain activities or involuntarily terminate or relocate employees of the acquired company prior to quarter end. Management anticipates that the plan will be formalized during the third quarter of fiscal 1999 and such plan will include facility closures and consolidations, involuntary employee terminations, and relocation of acquired company employees. As a result, additional liabilities totaling approximately $3.0 million may be recorded as an adjustment to goodwill during the third quarter of fiscal 1999.


NOTE 3 - CHARGES IN CONTINUING OPERATIONS

  Charges Included In General and Administrative Expenses

  General and administrative expenses include unusual operating charges related to merger costs and expenses resulting from merger activity, restructuring costs and expenses, and other unusual items. The following table summarizes the components of the unusual operating charges included in general and administrative expenses (in thousands):

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ------------------------------  -----------------------------
                                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            1998           1997           1998           1997
                                                      ---------------  -------------  -------------  -------------
Merger costs and expenses:
 Direct transaction costs                                 $   --          $  713         $   --         $  713
 Involuntary employee termination                             --              15             --             15
 Other exit costs                                             --           1,110            300          1,110
                                                         -------          ------         ------         ------
   Total merger costs and expenses                            --           1,838            300          1,838

Other  unusual items:
 Gulf South operational tax charges                           --             767             --          1,534
 ESOP cost of acquired company                                --           1,839             --          2,457
                                                         -------          ------         ------         ------
   Total unusual items                                        --           2,606             --          3,991

   Total charges included in continuing operations       $   --           $4,444         $  300         $5,829
                                                         =======          ======         ======         ======

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)

  During fiscal 1998, Gulf South recorded operational charges primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. In addition, penalties and interest are included in the charges because payments to tax authorities were not remitted by Gulf South in a timely manner. Gulf South changed its tax compliance procedures subsequent to fiscal 1998; therefore, management believes these tax charges will be nonrecurring.

  The ESOP cost of acquired company is a result of the merger with S&W X-Ray, Inc. ("S&W") in the second quarter of fiscal 1998. S&W sponsored a leveraged employee stock ownership plan (''S&W ESOP'') that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-
6. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2.5 million of related expense was recognized in fiscal 1998.

  Summary of Accrued Merger Costs and Expenses

  Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $9.7 million and $10.9 million, at September 30, 1998 and April 3, 1998, respectively. A summary of the merger activity is as follows (in thousands):

                                           DIRECT         EMPLOYEE       INVOLUNTARY
                                         TRANSACTION     RELOCATION        EMPLOYEE        OTHER EXIT
                                            COSTS           COSTS        TERMINATION         COSTS        TOTAL
                                        -------------   ------------    -------------     ------------   -------
Balance at April 3, 1998                  $   571            $525            $3,717         $ 6,124      $10,937
  Additions                                 5,371              --               417           1,586        7,374
  Utilized                                 (1,089)             (3)              (94)         (1,506)      (2,692)
                                          -------            ----            ------         -------      -------
Balance at June 30, 1998                    4,853             522             4,040           6,204       15,619
  Additions                                    --              --                --              --           --
  Utilized                                 (4,060)            (56)              (31)         (1,789)      (5,936)
                                          -------            ----            ------         -------      -------
Balance at September 30, 1998             $   793            $466            $4,009         $ 4,415      $ 9,683
                                          =======            ====            ======         =======      =======

  Upon consummation of a business combination, management develops formal plans to exit certain activities, involuntarily terminate employees, and relocate employees of the acquired companies. Management's plans to exit an activity include identification of duplicate facilities for closure and identification of facilities for consolidation into other facilities. Management anticipates completion of these plans will occur within one year from the date in which the plans were formalized.

  Direct transaction costs primarily consist of investment banking, legal, accounting, and filing fees related to mergers with the Company. Involuntary employee termination costs are employee severance costs and termination benefits. Other exit costs include facility closure, fixed asset write-offs, and lease termination costs. In addition, other exit costs include employee relocation costs that relate to employees of an acquired company in a transaction accounted for under the purchase method of accounting. These liabilities were recognized as of the consummation date of the acquisitions. As of September 30, 1998, no adjustments have been made to these liabilities.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)

  The significant additions to the accrued merger costs and expenses during the three months ended June 30, 1998, are a result of i) additions of accrued merger costs and expenses of $7.1 million recorded by Gulf South during the period January 1 to April 3, 1998 directly related to the merger with PSS World Medical, Inc. which closed on March 26, 1998 (refer to Note 1 - Basis of Presentation for a discussion regarding the different year ends of Gulf South and the Company) and ii) accrued merger costs and expenses of $0.3 million related to an acquisition consummated by the Imaging Business.

  Summary of Accrued Restructuring Costs and Expenses

  Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $4.5 million and $3.8 million, at September 30, 1998 and April 3, 1998, respectively. No adjustments have been made to these liabilities as of September 30, 1998. A summary of the restructuring activity is as follows (in thousands):

                                    INVOLUNTARY
                                     EMPLOYEE         OTHER EXIT
                                    TERMINATION         COSTS         TOTAL
                                    -----------       ----------    --------
Balance at April 3, 1998              $1,117           $ 2,633      $ 3,750
  Additions                            2,462             3,322        5,784
  Utilized                              (561)           (2,164)      (2,725)
                                      ------           -------      -------
Balance at June 30, 1998               3,018             3,791        6,809
  Additions                               --                --           --
  Utilized                              (508)           (1,765)      (2,273)
                                      ------           -------      -------
Balance at September 30, 1998         $2,501             2,026      $ 4,536
                                      ======           =======      =======

     In order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. This restructuring plan, which resulted primarily from the Gulf South merger and was formalized by the end of fiscal 1998, involved merging 18 locations into existing locations, and eliminating overlapping regional operations and management functions. The plan also included the termination of approximately 290 employees from operations, administration, and management. As of September 30, 1998, approximately 170 employees were terminated as a result of the plan. Management anticipates terminating the remaining 120 employees by the end of fiscal 1999.

     The Company recorded a total charge of approximately $9.5 million to complete this restructuring. These charges include costs for severance and benefits to terminate employees, facility closure costs, and other costs to complete the consolidation of the operations. Approximately $3.7 million of the total restructuring charge was recorded in the statement of operations for the fiscal year ended April 3, 1998. The remaining $5.8 million of the restructuring charge was recorded in the results of operations of Gulf South during the period January 1 to April 3, 1998

  The significant additions to the accrued restructuring costs and expenses during the fiscal quarter ended June 30, 1998, are a result of the restructuring costs and expenses of $5.8 million recorded by Gulf South during the period January 1 to April 3, 1998. These charges directly relate to the merger with PSS World Medical, Inc. which closed on March 26, 1998. Refer to Note 1 Basis of Accounting for a discussion regarding the different year-ends of Gulf South and the Company.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)



NOTE 4 - COMPREHENSIVE INCOME

  The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three and six months ended September 30, 1998 and 1997, and is immaterial for all periods presented.



NOTE 5 - EARNINGS PER SHARE

  In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          ----------------------------------------------------------

                                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                               1998           1997           1998           1997
                                                                          -------------  -------------  -------------  -------------

Net income                                                                   $13,851        $ 7,758        $25,145        $15,678
                                                                             =======        =======        =======        =======
Earnings per share:
 Basic                                                                       $  0.20        $  0.11        $  0.36        $  0.23
 Diluted                                                                     $  0.20        $  0.11        $  0.35        $  0.23
                                                                             =======        =======        =======        =======

Weighted average shares outstanding (in thousands):
 Common shares                                                                70,145         68,385         70,003         67,961
 Assumed exercise of stock options                                               816            806            843            759
                                                                             -------        -------        -------        -------
 Diluted shares outstanding                                                   70,961         69,191         70,846         68,720
                                                                             =======        =======        =======        =======


NOTE 6 - COMMITMENTS AND CONTINGENCIES

  Gulf South and certain of its former officers and directors were named as defendants in two purported class action lawsuits filed on July 21, 1997 related to disclosures made in the prospectus issued by Gulf South in connection with its public offering of common stock during 1996. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (Unaudited)


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

  The Company is named as a defendant in a purported patent infringement claim. In this lawsuit, the claimant alleges that the urinalysis test strips sold by the Company under the Penny Saver(TM) label infringe certain patents. The Company is contesting the claim of infringement and has obtained a written agreement from the manufacturer of the product indemnifying the Company for the costs of defense of the suit and for the underlying liability. In addition, the Company has indemnity rights against the U.S. distributor of the product pursuant to its vendor agreement. No prediction can be made on the outcome of this case.

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

NOTE 7 - SUBSEQUENT EVENTS

  Subsequent to September 30, 1998, the Company merged with a medical imaging supply and equipment distributor in a stock merger accounted for under the pooling-of-interests method.

                                                                    1999
                                                                  -------
Number of acquisitions..........................................        1
Shares of common stock issued...................................  293,872


  Subsequent to September 30, 1998, the Company acquired certain assets, including accounts receivable, inventories, and equipment of a medical imaging supply and equipment distributor accounted for under the purchase method of accounting.

(dollars in thousands)                                              1999
                                                                  -------

Number of acquisitions............................................      1
Cash paid......................................................... $5,145
Goodwill recorded.................................................    900
Noncompete payments...............................................     30

               ITEM 2.  PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

  PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, and hospitals through 105 service centers to customers in all 50 states and 5 European countries. Since its inception in 1983, the Company has become a leader in all three market segments it serves with a focused, market specific approach to customer services, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, and a unique culture of performance.

  The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, and equipment to office-based physicians in the United States based upon revenues, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 56 medical supply distribution service centers with over 700 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

  The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 33 imaging distribution service centers with over 500 service specialists and 100 sales representatives ("Imaging Business") serving over 13,000 customer sites in 32 states. The Imaging Business' primary market is the approximately 5,000 hospitals and other alternate-site imaging companies operating approximately 50,000 office sites throughout the United States.

  Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("Gulf South"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. Gulf South currently operates 13 distribution service centers with over 100 sales representatives ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care facilities.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

INDUSTRY

  According to industry estimates, the United States medical supply and equipment segment of the health care industry represents a $34 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus includes distribution to the physician office, providers of imaging services, and long-term care facilities comprising approximately $14 billion or approximately 40% of the overall market

  Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market is benefiting from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices despite a migration of significantly lower hospital medical product pricing into the physician office market.

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

  Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. This consolidation sometimes shifts the medical products purchasing decision to individuals with whom medical products distributors had no prior selling relationship. Additionally, the consolidation creates larger customers. The majority of the market serviced by the Company consists of a large number of small customers with no individual customer exceeding more than 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 37% and 39% of the Long-Term Care Business revenues for the twelve months ended April 3, 1998 and the six months ended September 30, 1998, respectively, represented sales to its top five customers. Growth in the Long-Term Care Business as well as consolidation of the health care industry may increase the Company's dependence on large customers.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS

  The following is management's discussion and analysis of the results of operations for the three and six months ended September 30, 1998 and 1997. Due to the differing fiscal year ends of Gulf South Medical Supply, Inc. and PSS World Medical, Inc. prior to April 4, 1998, the three and six months ended June 30, 1997 of Gulf South were consolidated with the three and six months ended September 30, 1997 of the Company. With the change in Gulf South's fiscal year end to conform with that of the Company on April 4, 1998, the three and six months ended September 30, 1998 reflect the operating results of PSS World Medical, Inc. and all subsidiaries, including Gulf South, for the same months. The results of operations for Gulf South for the period January 1 to April 3, 1998, are not reflected in the condensed consolidated statements of operations for any of the periods presented, but are reflected as an adjustment to retained earnings of the consolidated Company as of April 4, 1998. During the period January 1 to April 3, 1998, Gulf South recorded a net loss of $20.9 million, which includes pre-tax unusual operating charges of $37.4 million. Refer to the section titled Gulf South's Results of Operation for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification.


THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Net Sales. Net sales for the three months ended September 30, 1998 totaled $366.1 million, an increase of $46.0 million or 14.4% over net sales of $320.1 million for the three months ended September 30, 1997. Net sales for the six months ended September 30, 1998 totaled $708.6 million, an increase of $100.3 million or 16.5% over net sales of $608.3 million for the six months ended September 30, 1997. Approximately $31.5 million and $72.2 million of the increase in revenues for the three and six months ended September 30, 1998, respectively, resulted from revenues of companies acquired subsequent to September 30, 1997 and revenues of companies acquired prior to September 30, 1997, but which did not contribute to revenues for the full three and six month periods ended September 30, 1997. The remaining net sales increase during these periods resulted from sales growth of existing service centers coupled with incremental sales generated in connection with exclusive and semiexclusive vendor relationships.

  Gross Profit. Gross profit for the three months ended September 30, 1998 totaled $103.0 million, an increase of $16.4 million or 18.9% over the three months ended September 30, 1997 total of $86.6 million. Gross profit for the six months ended September 30, 1998 totaled $197.7 million, an increase of $34.3 million or 21.0% over the six months ended September 30, 1997 total of $163.4 million. Gross profit as a percentage of net sales was 28.1% and 27.1% for the three months and 27.9% and 26.9% for the six months ended September 30, 1998 and 1997, respectively. The increase in gross margin as a percentage of sales is attributable to an increase in the sales mix of higher margin diagnostic equipment, an increase in sales of higher margin private label medical supplies by the Physician Supply Business, the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition, and improved Imaging Business margins resulting from a film vendor maintaining margin dollars rebated to the Company while reducing film pricing to hospital customers. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

  General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1998 totaled $50.0 million, a decrease of $(0.6) million or (1.2)% over the three months ended September 30, 1997 total of $50.6 million. General and administrative expenses for the six months ended September 30, 1998 totaled $98.6 million, an increase of $5.6 million or 6.0% over the six months ended September 30, 1997 total of $93.0 million. As a percentage of net sales, general and administrative expenses were 13.7% and 15.8% for the three months and 13.9% and 15.3% for the six months ended September 30, 1998 and 1997, respectively.

  Included in general and administrative expenses for the three and six months ended September 30, 1997 are unusual operating charges of approximately $4.4 million and $5.8 million, respectively. Excluding the unusual operating charges, adjusted general and administrative expenses for the three months ended September 30, 1998 totaled $49.9 million, an increase of $3.8 million or 8.2% over the three months ended September 30, 1997 adjusted total of $46.1 million. Adjusted general and administrative expenses for the six months ended September 30, 1998 totaled $98.3 million, an increase of $11.2 million or 12.9% over the six months ended September 30, 1997 adjusted total of $87.1 million. As a percentage of net sales, adjusted general and administrative expenses were 13.6% and 14.4% for the three months and 13.9% and 14.3% for the six months ended September 30, 1998 and 1997, respectively. Excluding the effect of the unusual operating charges, the decrease in general and administrative expenses as a percentage of net sales resulted from the continued leveraging of costs such as rents, salaries, and other fixed overhead expenses that have not increased as quickly as the growth in revenues. In addition, the Imaging Business, which operates with lower general and administrative expenses than the Company as a whole, has grown and contributes a greater portion of overall general and administrative expenses.

  General and administrative expenses include unusual operating charges related to merger costs and expenses resulting from merger activity, restructuring costs and expenses, and other unusual items. The following table summarizes the components of the unusual operating charges included in general and administrative expenses (in thousands):

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 ----------------------------------------------------------
                                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                     1998           1997           1998           1997
                                                                 -------------  -------------  -------------  -------------
 Merger costs and expenses:
Direct transaction costs                                           $   --         $  713         $   --         $  713
 Involuntary employee termination                                      --             15             --             15
 Other exit costs                                                      --          1,110            300          1,110
                                                                   -------        ------         ------         ------
   Total merger costs and expenses                                     --          1,838            300          1,838

Other  unusual items:
 Gulf South operational tax charge                                     --            767             --          1,534
 ESOP cost of acquired company                                         --          1,839             --          2,457
                                                                   -------        ------         ------         ------
   Total unusual items                                                 --          2,606             --          3,991

Total unusual charges included in continuing operations            $   --         $4,444         $  300         $5,829
                                                                   =======        ======         ======         ======

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (Continued)

  Merger Costs and Expenses

  In connection with Company's merger activity, PSS incurs transaction costs directly related to the merger. In addition, management develops formal plans to exit certain activities, including the involuntary termination of certain employees. Management's plans to exit an activity include identification of duplicate facilities for closure and identification of facilities for consolidation into other facilities. Management anticipates completion of these plans will occur within one year from the date in which the plans were formalized.

  Direct transaction costs primarily consist of investment banking, legal, accounting, and filing fees related to the Company's merger activity. Involuntary employee termination costs are employee severance costs and termination benefits. Other exit costs include facility closure, fixed asset write-offs, and lease termination costs. These costs were recognized as of the consummation date of the acquisitions.

  Other Unusual Items

  During fiscal 1998, Gulf South recorded operational charges primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. In addition, penalties and interest are included in the charges because payments to tax authorities were not remitted by Gulf South in a timely manner. Gulf South changed its tax compliance procedures subsequent to fiscal 1998; therefore, management believes these tax charges will be nonrecurring.

  The ESOP cost of acquired company is a result of the merger with S&W X-Ray, Inc. ("S&W") in the second quarter of fiscal 1998. S&W sponsored a leveraged employee stock ownership plan (''S&W ESOP'') that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-
6. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2.5 million of related expense was recognized in fiscal 1998.

  Selling Expenses. Selling expenses for the three months ended September 30, 1998 totaled $29.6 million, an increase of $5.7 million or 23.8% over the three months ended September 30, 1997 total of $23.9 million. Selling expenses for the six months ended September 30, 1998 totaled $56.1 million, an increase of $9.8 million or 21.2% over the six months ended September 30, 1997 total of $46.3 million. As a percentage of sales, selling expenses were 8.1% and 7.5% for the three months ended September 30, 1998 and 1997, respectively, and 7.9% and 7.6% for the six months ended June 30, 1998 and 1997, respectively. Selling expenses as a percentage of sales increased due to a change in the Gulf South sales commission program from a primarily fixed salary plan to a variable commission plan, and the company-wide addition of approximately 100 sales trainees over the number of sales trainees in the comparable prior year period. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

  Operating Income. Operating income for the three months ended September 30, 1998 totaled $23.4 million, an increase of $11.3 million or 93.4% over the three months ended September 30, 1997 total of $12.1 million. Operating income for the six months ended September 30, 1998 totaled $43.0 million, an increase of $18.8 million or 77.7% over the six months ended September 30, 1997 total of $24.2 million. As discussed in the analysis of general and administrative expenses, operating results include unusual operating charges related to merger costs and expenses resulting from merger activity, restructuring costs, and expenses.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


  The following table reconciles the effect of the unusual operating charges included in continuing operations on operating income (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            -----------------------------------------------------------
                                                            SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                1998           1997           1998           1997
                                                            -------------  -------------  -------------  --------------
Operating Income                                              $23,445        $12,124        $43,024        $24,174
Total unusual charges included in continuing operations            --          4,444            300          5,829
                                                              -------        -------        -------        -------
Adjusted Operating Income                                     $23,445        $16,568        $43,324        $30,003
                                                              =======        =======        =======        =======

  Excluding the effect of unusual operating charges, adjusted operating income for the three months ended September 30, 1998 totaled $23.4 million, an increase of $6.8 million or 41.0% over the three months ended September 30, 1997 adjusted total of $16.6 million. Adjusted operating income for the six months ended September 30, 1998 totaled $43.3 million, an increase of $13.3 million or 44.3% over the six months ended September 30, 1997 adjusted total of $30.0 million due to the factors previously discussed.

  Interest Expense. Interest expense for three months ended September 30, 1998 increased approximately $2.7 million compared to the three months ended September 30, 1997. Interest expense for six months ended September 30, 1998 increased approximately $5.4 million compared to the six months ended September 30, 1997. Interest expense increased due to the $125.0 million 8.5% senior subordinated debt outstanding during the three and six months ended September 30, 1998. Interest expense of $0.3 million and $0.6 million for the three and six months ended September 30, 1997, respectively, primarily results from interest on existing debt of a pooled Imaging Business company prior to acquisition.

  Interest and Investment Income. Interest and investment income for three and six months ended September 30, 1998 increased approximately $0.8 million and $1.7 million, respectively, compared to the three and six months ended September 30, 1997 due to the investment of the remaining net proceeds from the debt offering which occurred in October 1997.

  Other Income. Other income for the three months ended September 30, 1998 totaled $1.3 million, an increase of $0.6 million or 85.7% over the three months ended September 30, 1997 total of $0.7 million. Other income for the six months ended September 30, 1998 totaled $2.0 million, an increase of $0.9 million or 81.8% over the six months ended September 30, 1997 total of $1.1 million. Other income consists of finance charges on customer accounts and financing performance incentives. The increase in other income results from the growth in the Company's operations.

  Provision For Income Taxes. Provision for income taxes for the three months ended September 30, 1998 totaled $9.3 million, an increase of $4.0 million or 75.5% over the three months ended September 30, 1997 total of $5.3 million. Provision for income taxes for the six months ended September 30, 1998 totaled $17.0 million, an increase of $6.6 million or 63.5% over the six months ended September 30, 1997 total of $10.4 million. The income tax provision computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they are incurred.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


  Net Income. Net income for the three months ended September 30, 1998 totaled $13.9 million, an increase of $6.1 million or 78.2% over the three months ended September 30, 1997 total of $7.8 million. Net income for the six months ended September 30, 1998 totaled $25.1 million, an increase of $9.4 million or 59.9% over the six months ended September 30, 1997 total of $15.7 million. As a percentage of net sales, net income was 3.8% and 2.4% for the three months and six months 3.5% and 2.6% for the six months ended September 30, 1998 and 1997, respectively.

   Excluding the effect of unusual operating charges, adjusted net income for the three months ended September 30, 1998 totaled $13.9 million, an increase of $3.8 million or 37.6% over the three months ended September 30, 1997 total of $10.1 million. Adjusted net income for the six months ended September 30, 1998 totaled $25.7 million, an increase of $6.8 million or 36.0% over the six months ended September 30, 1997 total of $18.9 million.

  The following table presents net income and earnings per share for the three and six months ended September 30, 1998 and 1997, as reported, and adjusted net income and earnings per share excluding unusual operating charges (in millions, except per share amounts):

                                             THREE MONTHS ENDED                           SIX MONTHS ENDED
                                  ----------------------------------------    ----------------------------------------
                                  SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                  ------------------    ------------------    ------------------    ------------------
Net income                                $13.9                 $ 7.8                 $25.1                 $15.7
Adjusted net income (a)                   $13.9                 $10.1                 $25.7                 $18.9

Earnings per share:
 Basic                                    $0.20                 $0.11                 $0.36                 $0.23
 Diluted                                  $0.20                 $0.11                 $0.35                 $0.23

Adjusted earnings per share (a):
 Basic                                    $0.20                 $0.15                 $0.37                 $0.28
 Diluted                                  $0.20                 $0.15                 $0.36                 $0.28

(a) Adjusted net income and adjusted earnings per share for the three and six months ended September 30, 1998 and 1997 excludes the effect of unusual operating charges, net of tax, included in general and administrative expenses. See the discussion concerning the nature of the unusual operating charges in the general and administrative section of Management's Discussion and Analysis of the Results of Operations.



GULF SOUTH'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 31, 1997


  The Company acquired Gulf South March 26, 1998 in a transaction accounted for as a pooling-of-interests. The financial statements have been retroactively restated as if Gulf South and the Company had operated as one entity since inception. As discussed in Note 1 Basis of Presentation, due to a change in Gulf South's fiscal year end to conform with that of the Company, the results of operations of Gulf South for the period January 1, 1998 to April 3, 1998 are not reflected in the condensed consolidated statements of operations for any periods presented. Following is management's discussion and analysis of the financial condition and results of operations of Gulf South for the three months ended April 3, 1998 as compared to the three months ended March 28, 1997.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


THREE MONTHS ENDED APRIL 3, 1998 VERSUS MARCH 28, 1997 (GULF SOUTH SUBSIDIARY
ONLY)

  During the three months ended April 3, 1998, in connection with the merger with the Company, Gulf South recorded merger costs and expenses of $7.1 million, restructuring costs and expenses of $5.8 million, and other unusual items of $24.5 million. Management believes these charges are either direct transaction costs, or of a nonrecurring or unusual nature and are not indicative of the future results of Gulf South. Management's discussion and analysis addresses the comparative quarters excluding the impact of these unusual charges. The components of the $37.4 million unusual charges are specifically addressed below under the caption Charges Included in Continuing Operations as well as Note 3 - Charges in Continuing Operations in the Condensed Consolidated Financial Statements herein.

  The following table includes the unaudited results of Gulf South for the three months ended April 3, 1998 as adjusted for the unusual charges discussed above and the three months ended March 28, 1997 (in thousands):

                                                                          REMOVAL OF      THREE MONTHS
                                                       THREE MONTHS      THE EFFECT OF       ENDED         THREE MONTHS
                                                          ENDED             UNUSUAL      APRIL 3, 1998        ENDED
(UNAUDITED)                                           APRIL 3, 1998         CHARGES       AS ADJUSTED     MARCH 28, 1997
                                                   ------------------  --------------   ---------------   --------------
Net sales                                                 $ 87,018        $     --        $87,018           $64,609
Cost of good sold                                           69,202          (3,573)        65,629            47,860
                                                          --------        --------        -------           -------
     Gross profit                                           17,816           3,573         21,389            16,749

General and administrative                                  47,963         (33,870)        14,093             8,878
Selling expenses                                             2,939              --          2,939             2,279
                                                          --------        --------        -------           -------
Income (loss) from operations                              (33,086)         37,443          4,357             5,592

Other income, net                                              321              --            321               465
                                                          --------        --------        -------           -------

Income (loss) before provision  for income taxes           (32,765)         37,443          4,678             6,057
Provision (benefit) for income taxes                       (11,862)         13,597          1,735             2,246
                                                          --------        --------        -------           -------
Net income (loss)                                         $(20,903)       $ 23,846        $ 2,943           $ 3,811
                                                          ========        =======         =======           =======

  Net Sales. Net sales for the three months ended April 3, 1998 totaled $87.0 million, an increase of $22.4 million or 34.7% over net sales of $64.6 million for the three months ended March 31, 1997. The increase in net sales was attributable to the addition of national chain customers and the acquisition of a medical supply company during the three months ended December 31, 1997 which contributed approximately $5.8 million during the three months ended April 3, 1998. The acquisition was accounted for utilizing the purchase method of accounting and accordingly the results of the acquired company is included from the date of acquisition.

  Gross Profit. Gross profit, excluding the unusual charges discussed above, for the three months ended April 3, 1998 totaled $21.4 million, an increase of $4.7 million or 28.1% over the three months ended March 31, 1997 total of $16.7 million due to higher sales. Gross profit, as a percentage of net sales was 24.6% and 25.9% for the three months ended April 3, 1998 and March 31, 1997, respectively. The decrease in gross profit as a percentage of net sales is attributable to i) the increase in the portion of the customer base represented by national chain customers which produce lower gross profit as a percentage of sales but require lower distribution costs as a percentage of sales, and ii) the lower gross profit percentage of the company acquired. Historically, management has raised the gross profit percentage of acquired companies by reducing purchase costs as a result of increased purchase volume.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


  General and Administrative Expenses. General and administrative expenses, excluding the unusual charges discussed above, for the three months ended
April 3, 1998 totaled $14.1 million, an increase of $5.2 million or 58.4% over the three months ended March 31, 1997 total of $8.9 million. As a percentage of net sales, general and administrative expenses were 16.2% and 13.7% for the three months ended April 3, 1998 and March 31, 1997, respectively. The increase in general and administrative expenses as a percentage of net sales is primarily attributable to increased operating costs, inefficiencies due to Gulf South's merger with the Company, and loss of efficiencies resulting from the process of integrating acquired distribution centers.

  Charges Included in Continuing Operations. During the three months ended April 3, 1998, Gulf South recorded $37.4 million in charges related to merger and restructuring costs and expenses, asset impairment charges, and other unusual operating charges. The following table summarizes the major categories of these charges.

                                                                THREE MONTHS
                                                                   ENDED
                                                                APRIL 3, 1998
                                                                ------------
Merger costs and expenses:
 Direct transaction costs                                          $ 5,271
 Involuntary employee termination                                      178
 Other exit costs                                                    1,625
                                                                   -------
   Total merger costs and expenses                                   7,074

Restructuring costs and expenses:
 Involuntary employee termination                                    2,462
 Other exit costs                                                    3,322
                                                                   -------
   Total restructuring costs and expenses                            5,784

Other  unusual items:
 Increase in allowance for doubtful accounts                         5,114
 Increase in allowance for obsolete inventory                        3,573
 Gulf South operational tax charges, litigation
  expenses, and other unusual charges                               13,853
 Asset impairment charges                                            2,045
                                                                   -------
   Total unusual items                                              24,585

Total unusual charges included in continuing operations            $37,443
                                                                   =======


  Merger and Restructuring Costs and Expenses

  A majority of the merger and restructuring costs and expenses component of these charges are directly related to the merger with PSS World Medical, Inc. which closed on March 26, 1998. Refer to Note 3 Charges Included in Continuing Operations for a summary of the components and nature of items classified as merger and restructuring costs and expenses.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


  Other Unusual Items

  The increase in the allowances for accounts receivable and inventory reflect the differing plans, uses and collection efforts between current management of the Company and former management of Gulf South, and are the result of applying accounting methods at Gulf South consistent with those of the Company. Subsequent to establishing these allowance accounts, Gulf South charged off a significant portion against the allowances as the result of non-realization of accounts receivable and inventories. The valuation allowance for inventory was recorded as an adjustment to cost of sales and the valuation allowance for accounts receivable was recorded as an adjustment to general and administrative expenses for the three months ended April 3, 1998.

  Gulf South operational tax charges, litigation expenses, and other unusual charges primarily relate to the Gulf South operational tax issues discussed in
Note 3 Charges in Continuing Operations. In addition, these charges include expenses related to a settled dispute between Gulf South and a competitor, and accruals for anticipated expenses related to certain pending Gulf South related litigation further discussed in Note 6 Commitments and Contingencies.

  The asset impairment charges relate to the impairment of goodwill and information systems. The goodwill impairment relates to a prior Gulf South acquisition where a dispute with the acquired company's prior owners and management resulted in the loss of key employees and all information related to the acquired customer base which affected Gulf South's ability to conduct business. The information systems impairment charge relates to a decision made by management in the fourth quarter of fiscal 1998 to replace its current information systems. Due to the merger with PSS World Medical, Inc., management concluded that its existing information systems were not compatible with those of PSS. As a result, management determined that the value of the related assets had been impaired and an impairment charge was recorded. The amount of the impairment charge was the excess of the carrying value over the fair value of the assets.

  Selling Expenses. Selling expenses for the three months ended April 3, 1998 totaled $2.9 million, an increase of $0.6 million or 26.1% over the three months ended March 31, 1997 total of $2.3 million. As a percentage of sales, selling expenses decreased to 3.4% for the three months ended April 3, 1998 from 3.5% for the three months ended March 31, 1997. The decrease in selling expense as a percentage of net sales is the result of the increase in the portion of the customer base represented by national chain customers on which Gulf South does not pay sales commissions.

  Operating Income. Operating income, excluding the charges discussed above, for the three months ended April 3, 1998 totaled $4.4 million, a decrease of $1.2 million or 21.4% over the three months ended April 3, 1997 total of $5.6 million. Operating income decreased primarily due to i) the change in accounting for operating costs of companies, ii) infrastructure investments made in connection with the strategic objectives of the Company, and iii) the lower gross profit percentage of companies acquired, each discussed above.

  Provision For Income Taxes. Gulf South recorded a tax benefit for income taxes for the three months ended April 3, 1998, of $11.9 million compared to a tax provision of $2.2 million for the three months ended March 31, 1998. The benefit primarily resulted from the $37.4 million in unusual charges related to merger and restructuring costs, asset impairment charges, and other unusual operating charges recorded during the three months ended April 3, 1998.

  Net Income. Net income, excluding the charges discussed above, for the three months ended April 3, 1998 totaled $2.9 million, a decrease of $1.1 million or 28.9% over the three months ended March 31, 1997 total of $3.8 million. The decrease in net income is attributable to the factors discussed in Operating Income above, and the decrease in investment income of $144,000 due to the use of cash and investments for business acquisitions.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, anticipated revolving credit borrowings from a line of credit facility the Company is negotiating, use of proceeds from the $125.0 million senior subordinate notes offering, and any future public offerings.

  Net cash used by operating activities was $15.3 million for the six months ended September 30, 1998, compared to net cash provided by operating activities of $18.6 million for the six months ended September 30, 1997, due to the timing of accounts receivable collections, payments of merger and acquisition expenses, and the timing of fiscal year end vendor payments and employee incentive based compensation payments.

  Net cash used in investing activities was $2.5 million for the six months ended September 30, 1998. This primarily resulted from $53.3 million provided by the sale and maturities of marketable securities offset by $44.4 million related to purchase business acquisitions, $10.0 million related to capital expenditures, of which approximately $5.0 million pertained to new information system expenditures, and other corporate purposes. Net cash provided by investing activities was $19.0 million for the six months ended September 30, 1997. This primarily resulted from $30.2 million provided by the sale and maturities of marketable securities offset by $4.9 million relate to purchase business acquisitions and capital expenditures of $4.9 million.

  Net cash used in financing activities was $3.3 million for the six months ended September 30, 1998. This primarily resulted from $4.7 million in payoffs of debt assumed through business acquisitions offset by $1.6 million in proceeds from the issuance of common stock. Net cash used in financing activities was $53.9 million for the six months ended September 30, 1997. This primarily resulted from $54.8 million in payoffs of debt assumed through business acquisitions offset by $0.9 million in proceeds from the issuance of common stock.

  The Company had working capital of $347.3 million and $384.1 million as of September 30, 1998 and April 3, 1998, respectively. Accounts receivable, net of allowances, were $249.1 million and $210.0 million at September 30, 1998 and April 3, 1998, respectively. The days sales in accounts receivable was approximately 58.3 for the six months ended September 30, 1998 and 54.3 days for the year ended April 3, 1998. Excluding the effects of an acquisition completed during the last two weeks of September 1998, days sales in accounts receivable was approximately 57.6 for the six months ended September 30, 1998.

  Inventories were $126.3 million and $122.5 million as of September 30, 1998 and April 3, 1998, respectively. The Company had annualized inventory turnover of 8.2x and 8.3x for the six months ended September 30, 1998 and the year ended April 3, 1998, respectively. Excluding the effects of an acquisition completed during the last two weeks of September 1998, the Company had annualized inventory turnover of 8.5x for the six months ended September 30, 1998. Inventory financing has historically been achieved through negotiating extended payment terms from suppliers.

  Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") totaled approximately $55.2 million for the six months ended September 30, 1998. EBITDA margin and coverage was approximately 7.5% and 9.2x, respectively, for the same period. Excluding the effects of unusual charges included in operating income, adjusted EBITDA totaled approximately $55.5 million for the six months ended September 30, 1998. EBITDA margin and coverage was approximately 7.8% and 9.3x, respectively, for the same period.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  The following table presents EBITDA and other financial data for the three and six months ended September 30, 1998 and 1997 (in millions):

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               -----------------------------  ------------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                   1998            1997            1998            1997
                                                               -------------   -------------   -------------   -------------
Income before provision for income taxes                            $23.1           $13.1          $ 42.1          $ 26.1
Plus:   Interest Expense                                              3.0             0.3             6.0             0.6
EBIT (a)                                                             26.1            13.4            48.1            26.7
Plus:  Depreciation and amortization                                  3.5             2.7             7.1             5.4
EBITDA (b)                                                           29.6            16.1            55.2            32.1
Unusual Charges Included in Continuing Operations                      --             4.4             0.3             5.8
Adjusted EBITDA (c)                                                  29.6            20.5            55.5            37.9

Adjusted interest expense (d)                                         3.0             3.0             6.0             5.9
EBITDA Coverage (e)                                                   9.9x            5.4x            9.2x            5.4x
EBITDA Margin (f)                                                     8.1%            5.0%            7.8%            5.3%
Adjusted EBITDA Coverage (g)                                          9.9x            6.8x            9.3x            6.4x
Adjusted EBITDA Margin (h)                                            8.1%            6.4%            7.8%            6.2%

Cash (used in) provided by operating activities                                                    $(15.3)         $ 18.6
Cash (used in) provided by investing activities                                                    $ (2.5)         $ 19.0
Cash used in financing activities                                                                  $ (3.3)         $(53.9)

----------------------
(a)  EBIT represents income before income taxes and interest expense.
(b)  EBITDA represents EBIT plus depreciation and amortization.
(c) Adjusted EBITDA represents EBITDA plus unusual charges included in continuing operations.
(d) Adjusted interest expense equals historical interest expense plus an estimate of interest expense on the $125.0 million 8.5% senior subordinated notes for any period prior to the issuance of the notes in October 1997.
(e) EBITDA coverage represents the ratio of EBITDA to adjusted interest expense.
(f)  EBITDA margin represents the ratio of EBITDA to net sales.
(g) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to adjusted interest expense.
(h) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.


  EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies. Adjusted EBITDA as defined in the Company's $125.0 million 8.5% senior subordinated note indenture is provided for the holders of those notes.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

  The Company has historically maintained an asset-backed, revolving credit facility. This credit facility expired during the first quarter of fiscal 1999. The Company's wholly owned subsidiary, Gulf South, had a $15.0 million revolving credit facility that matured on September 25, 1998. The Company is currently in the process of negotiating a $125.0 million credit facility with a syndicate of banks and expects to close the facility by the end of the third quarter of fiscal 1999. As of September 30, 1998, management believes the Company's $82.7 million in cash and short-term investments and operating cash flows are adequate to maintain working capital and capital expenditure requirements. The $125.0 million credit facility currently under negotiation will be available for future acquisition purposes. As of September 30, 1998, the Company has not entered into any material working capital commitments that require funding.

  On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8.5% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deduction for offering costs. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million will be funded by the operating cash flow of the Company. No other principal payments on the Notes are required over the next five years. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. Provided, however, that no event of default exist, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0. The Company believes it is in compliance with all debt covenants as of September 30, 1998 and April 3, 1998.

  The Company believes that the expected cash flows from operations, bank borrowings, the net proceeds of the debt offering, and capital markets should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debts for the foreseeable future.

YEAR 2000

  The Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that are year 2000 compliant. These New Systems will be used in several key areas of the Company's business, including inventory management, purchasing, order processing, shipping, receiving, , accounts payable, accounts receivable, and financial reporting. The Company expects to incur internal payroll costs, consulting fees, and hardware and software costs for preparation and implementation of these New Systems. The total expected cost of implementation is estimated to be approximately $15.0 million through fiscal 2000, with $5.0 million incurred through September 30, 1998. The anticipated impact and costs of the project is based on management's best estimates using information currently available. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

  Concurrent with the New Systems implementation, the Company has developed a contingency plan that consists of modifications and replacement to existing information system software and hardware for year 2000 compliance. Management has proceeded to implement this contingency plan in order to reduce year 2000 compliance risk and expects to complete this plan by the fourth quarter of fiscal 1999.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


  The potential risks associated with the year 2000 issues include, but are not limited to, temporary disruption of the Company's operations in the areas of inventory management, purchasing, order processing, shipping, receiving, accounts payable, accounts receivable, and financial reporting. In addition communications with customers, vendors, and other outside parties may be disrupted. Implementation of the New System entails contacting suppliers to ensure compatibility with the Company's information systems and to discuss year 2000 compliance issues. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

  Although the Company anticipates that minimal business disruption will occur as a result of the year 2000 issues, based upon currently available information, incomplete or untimely resolution of year 2000 issues by either the Company or significant suppliers, customers and critical business partners could have a material adverse impact on the Company's consolidated financial position, results of operations and/or cash flows in future periods.

  All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions ;successful implementation of the Company's year 2000 compliance plan, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch
v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-21A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders that allegedly purchased the Company's stock between December 27, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following an announcement by PSS in May 1998 regarding the Gulf South Merger which resulted in earnings below analysts' expectations. The plaintiff seeks damages, including costs and expenses. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

  Gulf South Medical Supply, Inc. ("Gulf South"), a wholly owned subsidiary of the Company, and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv525BN. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi, Jackson Division. The plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated stockholders that allegedly purchased stock in Gulf South's June 1996 public offering of its common stock (the "June 1996 Offering"), that the defendants engaged in violations of certain provisions of the Securities Act of 1933, as amended, and Mississippi state law. The plaintiff in the Krupnick action alleges for herself and for a purported class of similarly situated stockholders who purchased Gulf South Common Stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Exchange Act, Rule 10b-5 promulgated thereunder and Mississippi state law. Plaintiffs allege that the defendants artificially inflated the price of Gulf South stock by representing that Gulf South was "well positioned" to grow by increasing its sales to existing customers, including one of its largest customers Living Centers of America ("Living Centers"), after defendants had been informed by Living Centers that its distribution arrangement with Gulf South was being terminated in favor of a rival medical supply distributor. On August 21, 1998, the court filed an Order dismissing all the allegations in the Krupnick action. The same Order also dismissed the claims against Defendants Hixon, Piper, Tibbitts, Pritchard, Boyer, and Gulf South under section 12(2) of the Securities Act and corresponding claims against Defendants Hixon and Gulf South under section 15 of the Securities Act and Miss. Code Ann. Sections 75-71-717(a)(2) and 75-71-719 in the Klein action. Plaintiff's claims against Defendants Bogetz, Hecktman, and McInnes under section 11 of the Securities Act and against the Underwriter Defendants under sections 12(2) and 15 of the Securities Act, and the corresponding state law claims, remain pending in the Klein case. Plaintiffs seek damages, including costs and expenses. The Company believes that the allegations contained in the remaining complaints are also without merit and intends to defend vigorously against the claims. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

  The Company has been named in a purported patent infringement suit filed by Bayer Corp. ("Bayer") in the United States District Court for the Middle District of Florida (No. 89-235 Civ. J-21A). In this lawsuit, Bayer alleges that certain of the urinalysis test strips sold under the Penny Saver (TM) name infringe four Bayer patents. The products are made by YeongDong Pharmaceuticals ("YD"), which has agreed in writing to indemnify and defend the Company against the infringement claims. YD denies the products infringe the patents. In addition, the Company has indemnity rights against the U.S. distributor of the product, BioSys Laboratories, pursuant to its vendor agreement. To date, YD has fulfilled its defense obligations in the case. Chemical analysis testing of the products conducted under the joint supervision of the parties, however, indicates that some representations YD made to the Company about the technology used by YD in one of the tests on the strip were incorrect. The Company continues to vigorously contest

Bayer's claims, but has agreed to remove those Penny Saver (TM) urinalysis test strip products containing a test pad for leukocytes. There can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

  (c)    Not applicable.

  (d)    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of the Company's shareholders was held on September 3, 1998.

  (a) The following persons were elected to serve as Class II directors for a three-year term and received the number of votes as set opposite their names:


             Name                                   For                                  Withheld
-------------------------------     ----------------------------------     ----------------------------------
     Melvin L. Hecktman                        51,867,659                                453,304
     Delores P. Kesler                         50,594,369                              1,726,594
     David A. Smith                            51,795,163                                525,800

  (b) The following are the results of the vote on the proposal to ratify the adoption of the Company's Amended and Restated Director's Stock Plan:

              For                                 Against                               Abstain
-------------------------------     ----------------------------------    ----------------------------------
      32,257,300                               19,567,412                               496,251

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

  EXHIBIT
  NUMBER     DESCRIPTION
  -------    ----------------------------------------------------------------------------------------------------
   3.1       Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(13)
   3.2       Amended and Restated Bylaws dated March 15, 1994.(1)
   4.1       Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary
             Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)
   4.2       Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the
             Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salamon Brothers Inc. and
             NationsBanc Montgomery Securities, Inc.(2)
   4.3       Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
   4.4       Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange
             Notes).(2)
   4.5       Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical,
             Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(12)
  10.1       Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, LP, dated as of March 16, 1994.(3)
  10.2       Employment Agreement for Patrick C. Kelly.(14)
  10.3       Incentive Stock Option Plan dated May 14, 1986.(3)
  10.4       Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood,
             Santioni and Dunaway.(3)
  10.5       Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
  10.6       Shareholders Agreement between the Company and John D. Barrow.(3)
  10.7       Amended and Restated Directors Stock Plan.(8)
  10.8       Amended and Restated 1994 Long-Term Incentive Plan.(8)
  10.9       Amended and Restated 1994 Long-Term Stock Plan.(8)
 10.10       1994 Employee Stock Purchase Plan.(4)
 10.11       1994 Amended Incentive Stock Option Plan.(3)
 10.12       Amended and Restated Loan and Security Agreement between the Company and NationsBank of Georgia,
             N.A. dated December 21, 1994.(5)
 10.13       Distributorship Agreement between Abbott Laboratories and Physician Sales & Service, Inc.
             (Portions omitted as confidential--Separately filed with Commission).(6)

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

     (b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 1998.


                                         PSS World Medical, Inc.

                                          /s/  DAVID A. SMITH
                                         ---------------------------------
                                         David A. Smith
                                         Executive Vice President and
                                         Chief Financial Officer