Form 10-Q
period 1998-12-31
PSS WORLD MEDICAL INC
filed 1999-02-16
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     DECEMBER 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                         Commission File Number 0-23832

                             PSS WORLD MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


                        Florida                             59-2280364
             (State or other jurisdiction                  (IRS employer
                   of incorporation)                  identification number)


                 4345 Southpoint Blvd.
                 Jacksonville, Florida                         32216
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

                                 [X] Yes [ ] No

         As of February 8, 1999 a total of 70,763,069 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1998


                                      INDEX

                                                                                           PAGE NUMBER
                                                                                        --------------------
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
              December 31, 1998 and April 3, 1998                                                3

          Condensed Consolidated Statements of Operations -
              Three and Nine Months Ended December 31, 1998 and 1997                             4

          Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended December 31, 1998 and 1997                                       5

          Notes to Condensed Consolidated Financial Statements                                   6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               13

PART II  OTHER INFORMATION

          Item 1. Legal Proceedings                                                             28

          Item 2. Changes in Securities and Use of Proceeds                                     29

          Item 6. Exhibits and Reports on Form 8-K                                              30

SIGNATURES                                                                                      32

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                           December 31,       April 3,
                                                                               1998             1998
                                                                          --------------   --------------
                                                                            (Unaudited)          *
                                                 ASSETS
Current Assets:
   Cash and cash equivalents                                                 $   58,734      $   82,491
   Marketable securities                                                            476          81,550
   Accounts receivable, net                                                     264,649         210,042
   Inventories                                                                  136,541         122,502
   Prepaid expenses and other                                                    59,560          45,699
                                                                          --------------   -------------
         Total current assets                                                   519,960         542,284

Property and equipment, net                                                      40,721          24,871

Other Assets:
   Intangibles, net                                                             133,955          90,134
   Other                                                                         19,464          19,493
                                                                          --------------   --------------
         Total assets                                                        $  714,100      $  676,782
                                                                          ==============   =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                          $  107,176      $  105,642
   Accrued expenses                                                              47,788          42,657
   Current maturities of long-term debt and capital lease obligations             3,249           2,794
   Other                                                                         18,681           7,058
                                                                          --------------   -------------
         Total current liabilities                                              176,894         158,151

Long-term debt and capital lease obligations, net of current portion            125,853         128,113
Other                                                                             1,288           2,621
                                                                          --------------   -------------
         Total liabilities                                                      304,035         288,885
                                                                          --------------   -------------

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized,
      no shares issued and outstanding                                               --              --
   Common stock, $.01 par value; 150,000,000 shares authorized,
      70,707,166 and 69,563,937 shares issued and outstanding at
      December 31, 1998 and April 3, 1998, respectively                             707             696
   Additional paid-in capital                                                   347,763         341,679
   Retained earnings                                                             64,386          45,522
                                                                          --------------   -------------
                                                                                412,856         387,897
   Unearned ESOP Shares                                                         (2,791)              --
                                                                          --------------   -------------
         Total shareholders' equity                                             410,065         387,897
                                                                          --------------   -------------
         Total liabilities and shareholders' equity                          $  714,100      $  676,782
                                                                          ==============   =============


                 * Condensed from audited financial statements.
              The  accompanying  notes are an  integral  part of these
                     condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                         Three Months Ended                 Nine Months Ended
                                                  ---------------------------------  --------------------------------
                                                    December 31,      December 31,     December 31,     December 31,
                                                       1998              1997              1998            1997
                                                  ---------------  ----------------  ---------------  ---------------
Net sales                                         $    394,223     $    330,615      $  1,102,831     $    938,921
Cost of goods sold                                     285,019          239,919           795,964          684,825
                                                  ---------------  ----------------  ---------------  ---------------
      Gross profit                                     109,204           90,696           306,867          254,096

General and administrative expenses                     51,570           49,984           150,135          142,886
Selling expenses                                        32,431           25,346            88,508           71,673
                                                  ---------------  ----------------  ---------------  ---------------
      Income from operations                            25,203           15,366            68,224           39,537
                                                  ---------------  ----------------  ---------------  ---------------

Other income (expense):
      Interest expense                                  (2,690)          (2,596)           (8,724)          (3,208)
      Interest and investment income                       506            2,026             3,648            3,412
      Other income                                       1,819              947             3,827            2,079
                                                  ----------------  ---------------  ---------------  ---------------
                                                          (365)             377            (1,249)           2,283
                                                  ---------------  ----------------  ---------------  ---------------

Income before provision for income taxes                24,838           15,743            66,975           41,820
Provision for income taxes                               9,806            6,418            26,801           16,818
                                                  ---------------  ----------------  ---------------  ---------------

Net income                                        $     15,032     $      9,325      $     40,174     $     25,002
                                                  ===============  ================  ===============  ===============

Earnings per share:
      Basic                                       $       0.21     $       0.14      $       0.57     $       0.37
                                                  ===============  ===============   ===============  ===============
      Diluted                                     $       0.21     $       0.13      $       0.56     $       0.36
                                                  ===============  ===============   ===============  ===============

Weighted average shares outstanding (in thousands):
      Basic                                             70,540           68,879            70,184           67,961
                                                  ===============  ===============   ===============  ===============
      Diluted                                           72,043           70,038            71,434           68,720
                                                  ===============  ===============   ===============  ===============



               The  accompanying  notes are an  integral  part of these
                        condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                              Nine Months Ended
                                                                                     -----------------------------------
                                                                                       December 31,        December 31,
                                                                                           1998               1997
                                                                                     ----------------    ---------------
Cash Flows From Operating Activities:
   Net income                                                                        $      40,174       $      25,002
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
   operating activities:
        Depreciation and amortization                                                       11,178               8,230
        Provision for doubtful accounts                                                      2,213               1,104
        Merger and other non-recurring costs and expenses                                    1,181               6,997
        Deferred compensation                                                                  222                  --
        Changes  in  operating  assets  and  liabilities,  net of  effects  from business acquisitions:
             Accounts receivable, net                                                      (41,518)            (21,765)
             Inventories                                                                     9,549             (10,078)
             Prepaid expenses and other current assets                                      (1,204)             (1,946)
             Other assets                                                                   (2,627)             (6,992)
             Accounts payable, accrued expenses and other liabilities                      (30,303)              3,531
                                                                                     ----------------    ---------------
                Net cash (used in) provided by operating activities                        (11,135)              4,083
                                                                                     ----------------    ---------------

Cash Flows From Investing Activities:
   Purchases, maturities, and sales of marketable securities, net                           74,574             (73,750)
   Capital expenditures                                                                    (16,632)             (7,577)
   Purchases of businesses, net of cash acquired                                           (55,677)             (7,691)
   Payments on noncompete agreements                                                        (2,032)             (2,959)
                                                                                     ----------------    ---------------
                Net cash (used in) provided by investing activities                            233             (91,977)
                                                                                     ----------------    ---------------

Cash Flows From Financing Activities:
   Proceeds from public debt offering, net of debt issue cost                                   --             119,459
   Repayments of borrowings                                                                (16,044)            (55,112)
   Principal payments under capital lease obligations                                         (299)                 --
   Proceeds from issuance of common stock                                                    3,838               2,482
                                                                                     ----------------    ---------------
                  Net cash used in financing activities                                    (12,505)             66,829
                                                                                     ----------------    ---------------
Foreign currency translation adjustment                                                         --                 167
                                                                                     ----------------    ---------------

Net decrease in cash and cash equivalents                                                  (23,407)            (20,898)

Cash and cash equivalents, beginning of period                                              82,141             105,129

                                                                                     ----------------    ---------------
Cash and cash equivalents, end of period                                             $      58,734       $      84,231
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

     Prior to April 4, 1998, PSS' year-end was the Friday closest to March 31, while Gulf South's year end was December 31. Due to the different fiscal year ends of Gulf South and PSS prior to April 4, 1998, the three and nine months ended September 30, 1997 of Gulf South were consolidated with the three and nine months ended December 31, 1997 of the Company. In addition, Gulf South's balance sheet as of December 31, 1997 was consolidated with PSS' balance sheet as of April 3, 1998. Effective April 4, 1998, Gulf South's fiscal year end was changed to conform to the Company's fiscal year end. As a result of this change in fiscal year ends, the three and nine months ended December 31, 1998 reflect the operating results of PSS World Medical, Inc. and all subsidiaries, including Gulf South, for the same months. The results of operations for Gulf South for the period January 1 to April 3, 1998, are not included in any of the periods presented in the statements of operations, but are reflected as an adjustment to retained earnings of the consolidated Company as of April 4, 1998. During the period January 1 to April 3, 1998, Gulf South recorded a net loss of $20.9 million, which includes unusual pre-tax operating charges of $37.4 million.
Refer to the section titled Gulf South's Results of Operation for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification. The following table provides a rollforward of retained earnings from April 3, 1998 to December 31, 1998 (in millions):

                                                              Rollforward of
                                                             Retained Earnings
                                                             ----------------
      Retained earnings, 4/3/98                               $        45.5
      Gulf South results of operations, 1/1/98 to 4/3/98              (20.9)
      Net income for the nine months ended 12/31/98                    40.2
      Pooling-of-interests business combinations                       (0.4)
                                                             ----------------
           Retained earnings, 12/31/98                        $        64.4
                                                             ================


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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


NOTE 2 - BUSINESS ACQUISITIONS

     Immaterial Pooling

     During the three months ended December 31, 1998, the Company merged with an imaging supply and equipment distributor with aggregate annual revenues of approximately $40.0 million, in a merger accounted for under the pooling-of-interests method. The Company issued approximately 294,000 shares of PSS common stock in connection with this pooling. Due to the immaterial effect of this acquisition on prior periods, the Company's historical financial statements have not been restated. Accordingly, the results of operations have been reflected in the condensed consolidated financial statements prospectively from the acquisition date and a retained deficit of approximately $1.2 million of the acquired company has been recorded as an adjustment to the retained earnings of PSS.

     Purchase Acquisitions

     During the three months ended December 31, 1998, the Company acquired certain assets, including accounts receivable, inventories, and equipment, of two imaging supply and equipment distributors and the common stock of two additional imaging supply and equipment distributors. The four transactions were accounted for under the purchase method of accounting and the acquired companies had aggregate annual revenues of approximately $39.0 million. The aggregate consideration consisted of approximately $11.2 million cash. The excess of the purchase price paid over the estimated fair value of the net assets acquired was approximately $9.9 million, in aggregate, and has been recorded as goodwill to be amortized on a straight-line basis over 30 years.

The operations of the acquired companies have been included in the Company's results of operations subsequent to the date of acquisition. Supplemental pro forma information is not presented, as the impact on the Company's results of operations is not material.

     As of December 31, 1998, management has not formalized plans to exit certain activities or involuntarily terminate or relocate employees of the acquired companies. Management anticipates that plans will be formalized during the fourth quarter of fiscal 1999 and such plans will include facility closures and consolidations, involuntary employee terminations, and relocation of acquired company employees. As a result, additional liabilities totaling approximately $3.0 million may be recorded as an adjustment to goodwill during the fourth quarter of fiscal 1999.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


NOTE 3 - CHARGES IN CONTINUING OPERATIONS

     Charges Included In General and Administrative Expenses

     General and  administrative  expenses  include  unusual  operating  charges related to merger costs and expenses resulting from merger activity, restructuring costs and expenses, and other unusual items. The following table summarizes the components of the unusual operating charges included in general and administrative expenses (in thousands):

                                                                    Three Months Ended           Nine Months Ended
                                                                --------------------------- --------------------------
                                                                December 31,  December 31,  December 31,  December 31,
                                                                    1998          1997          1998          1997
                                                                ------------  ------------  ------------  ------------

    Merger costs and expenses:
       Direct transaction costs                                  $   1,033    $      410     $   1,033    $     1,123
       Involuntary employee termination                                 --         1,361            --         1,387
       Other exit costs                                                 --         2,015           300         3,115
                                                                ------------  ------------  ------------  ------------
           Total merger costs and expenses                           1,033         3,786         1,333         5,625

    Other  unusual items:
       Forfeiture of deferred compensation                            (152)           --          (152)           --
       Gulf South operational tax charges                               --           767            --         2,301
       ESOP cost of acquired company                                    --            --            --         2,457
                                                                ------------  ------------  ------------  ------------
           Total unusual items                                        (152)          767          (152)        4,758

           Total charges included in continuing operations      $      881     $   4,553    $    1,181    $   10,383
                                                                ============  ============  ============  ============

     During Fiscal 1999, $152,000 of deferred compensation was forfeited by terminated employees and recognized in income by the Company. In addition, the Company has incurred professional fees and other expenses of merger related activity of $1.3 million.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     Summary of Accrued Merger Costs and Expenses

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $1.7 million and $6.7 million, at December 31, 1998 and April 3, 1998, respectively. A summary of the merger activity is as follows (in thousands):


                                                                            Involuntary
                                                Direct         Employee       Employee
                                              Transaction     Relocation     Termination    Other Exit
                                                 Costs          Costs          Costs          Costs          Total
                                             ------------      ---------      ---------    -----------   ------------
    Balance at April 3, 1998                 $        764      $     337      $     986    $     4,588   $      6,675
         Gulf South conforming adjustment           5,179             --           (167)           134          5,146
                                             ------------      ---------      ---------    -----------   ------------
    Balance at April 4, 1998                        5,943            337            819          4,722         11,821
         Additions                                    100             --             74            126            300
         Utilized                                    (786)            (5)           (92)          (782)        (1,665)
                                             ------------      ---------      ---------    -----------   ------------
    Balance at June 30, 1998                        5,257            332            801          4,066         10,456
         Adjustments                                  325           (196)          (415)           286             --
         Additions                                     --             --             --             --             --
         Utilized                                  (4,296)           (82)           (70)        (1,511)        (5,959)
                                             ------------      ---------      ---------    -----------   ------------
    Balance at September 30, 1998                   1,286             54            316          2,841          4,497
         Adjustments                                  224             40             --           (264)            --
         Additions                                     --             --             --             --             --
         Utilized                                  (1,311)           (94)            (3)        (1,401)        (2,809)
                                             ------------      ---------      ---------    -----------   ------------
    Balance at December 31, 1998             $        199      $      --      $      313   $     1,176   $      1,688
                                             ============      =========      ==========   ============  ============



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

     Direct transaction costs primarily consist of investment banking, legal, accounting, and filing fees related to mergers with the Company. Employee relocation costs are moving costs of employees of an acquired company in a transaction accounted for under the purchase method of accounting. Involuntary employee termination costs are employee severance costs and termination benefits. Other exit costs include facility closure, fixed asset write-offs, and lease termination costs. These liabilities were recognized as of the consummation date of the acquisitions. As the Company executes a plan to exit an activity, differences may arise between actual and estimated utilization of merger accruals. During the second and third quarters of fiscal 1999, the Company reallocated certain reserves to reflect anticipated increases in direct transaction costs and decreases in employee relocation and involuntary employee termination costs.

     The Gulf South conforming adjustment is the result of i) accrued merger costs and expenses of $5.7 million recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998 directly related to the merger with PSS World Medical, Inc. which closed on March 26, 1998 (refer to Note 1 -Basis of Presentation for a discussion regarding the different year ends of Gulf South and the Company), ii) the utilization of reserves of $1.0 million during the period January 1 to April 3, 1998, and iii) accrued merger costs and expenses of $0.4 million related to an acquisition consummated by Gulf South during the unconsolidated period.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     Summary of Accrued Restructuring Costs and Expenses

     Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $3.1 million and $3.8 million, at December 31, 1998 and April 3, 1998, respectively. A summary of the restructuring activity is as follows (in thousands):



                                               Involuntary
                                                Employee
                                               Termination     Other Exit
                                                  Costs          Costs          Total
                                              -------------  -------------  -------------
    Balance at April 3, 1998                  $      1,117   $      2,633   $      3,750
         Gulf South conforming adjustment            2,531          3,252          5,783
             Adjustment                       -------------  -------------  -------------
    Balance at April 4, 1998                         3,648          5,885          9,533
         Additions                                      --             --             --
          Utilized                                  (1,365)        (1,360)        (2,725)
                                              -------------  -------------  -------------
    Balance at June 30, 1998                         2,283          4,525          6,808
          Additions                                     --             --             --
         Utilized                                     (835)        (1,439)        (2,274)
                                              -------------  -------------  -------------
    Balance at September 30, 1998                    1,448          3,086          4,534
         Adjustments                                   450           (450)            --
         Additions                                      --             --             --
         Utilized                                     (815)          (661)        (1,476)
                                              -------------  -------------  -------------
    Balance at December 31, 1998              $      1,083   $      1,975   $      3,058
                                              =============  =============  =============


     In  order  to  improve   customer   service,   reduce  costs,  and  improve
productivity and asset utilization, the Company decided to realign and consolidate its operations. This restructuring plan, which resulted primarily from the Gulf South merger and was formalized by the end of fiscal 1998, involved merging 18 locations into existing locations, and eliminating overlapping regional operations and management functions. The plan also included the termination of approximately 290 employees from operations, administration, and management. As of December 31, 1998, approximately 238 employees were terminated as a result of the plan. Management anticipates terminating the remaining 52 employees by the end of fiscal 1999.

     The Company recorded a total charge of approximately $9.5 million to complete this restructuring. These charges include costs for severance and benefits to terminate employees, facility closure costs, and other costs to complete the consolidation of the operations. Approximately $3.7 million of the total restructuring charge was recorded in the statement of operations for the fiscal year ended April 3, 1998. The Gulf South conforming adjustment to the accrued restructuring costs and expenses is a result of the restructuring costs and expenses of $5.8 million recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. These charges directly relate to the merger with PSS World Medical, Inc. which closed on March 26, 1998. Refer to Note 1 -Basis of Accounting for a discussion regarding the different year-ends of Gulf South and the Company.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     As the Company executes the restructuring plan, differences may arise between actual and estimated utilization of restructuring accruals. During the third quarter of fiscal 1999, the Company reallocated certain reserves to reflect anticipated increases in involuntary employee termination costs and decreases in other exit costs.


NOTE 4 - COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three and nine months ended December 31, 1998 and 1997, and is immaterial for all periods presented.


NOTE 5 - EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below (dollar and share amounts in thousands, except per share data):

                                                                 Three Months Ended           Nine Months Ended
                                                             --------------------------- ---------------------------
                                                             December 31,  December 31,  December 31,  December 31,
                                                                 1998          1997          1998          1997
                                                             ------------  ------------  ------------  -------------
    Net income                                               $    15,032   $    9,325    $   40,174    $   25,002

    Earnings per share:
       Basic                                                        0.21          0.14          0.57          0.37
                                                             ============  ============  ============  =============
       Diluted                                                      0.21          0.13          0.56          0.36
                                                             ============  ============  ============  =============
    Weighted average shares outstanding (in thousands):
       Common shares                                              70,540        68,879        70,184        67,961
       Assumed exercise of stock options and warrants              1,503         1,159         1,250           759
                                                             ------------  ------------  ------------  -------------
       Diluted shares outstanding                                 72,043        70,038        71,434        68,720
                                                             ============  ============  ============  =============


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

     In May 1998, the Company and certain of its present directors and officers were named as defendants in a purported securities class action lawsuit related to alleged damages suffered by purchasers of the Company's common stock during the period from December 23, 1997 to May 8, 1998. The claimant seeks an unspecified amount of damages, including costs and expenses. The Company believes this lawsuit is without merit and intends to defend it vigorously. The Defendants filed their motion to dismiss on January 25, 1999. However, this lawsuit is in its early stages and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


     The Company is named as a defendant in a purported patent infringement claim. In this lawsuit, the claimant alleges that the urinalysis test strips sold by the Company under the Penny Saver(TM) label infringe certain patents. The Company is contesting the claim of infringement and has obtained a written agreement from the manufacturer of the product indemnifying the Company for the costs of defense of the suit and for the underlying liability. In addition, the Company has indemnity rights against the U.S. distributor of the product pursuant to its vendor agreement. The parties are currently in settlement negotiations, however, the Company believes that there will be a favorable settlement within the next 45 days.

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


NOTE 7 - SUBSEQUENT EVENTS


     Subsequent to December 31, 1998, the Company acquired certain assets, including accounts receivable, inventories, and equipment of a long-term care distributor, the common stock of an imaging supply and equipment distributor, and the common stock of a long-term care distributor. These transactions were accounted or under the purchase method of accounting.

                                                            1999
    (dollars in millions)                                  ------

    Number of acquisitions.............................        3
    Cash paid..........................................     $9.0
    Goodwill recorded..................................      6.2
    Noncompete payments................................      0.6

     On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions, and are secured by the common stock and assets of the Company and its subsidiaries. The credit facility expires February 10, 2004 and borrowings bear interest at certain floating rates selected by the Company at the time of borrowing. The credit facility contains certain affirmative and negative covenants, the most restrictive of which, require maintenance of a maximum leverage ratio of 3.5 to 1, maintenance of consolidated net worth of $337.0 million, and maintenance of a minimum fixed charge coverage ratio of 2.0 to 1. In addition, the covenants limit additional indebtedness and asset dispositions, require majority lender approval on acquisitions with a total purchase price greater than $75.0 million, and restrict payments of dividends.

ITEM 2.                 PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, and hospitals through 108 service centers to customers in all 50 states and 5 European countries. Since its inception in 1983, the Company has become a leader in all three market segments it serves with a focused, market specific approach to customer services, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, and a unique culture of performance.

     The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, and equipment to office-based physicians in the United States based upon revenues, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 56 medical supply distribution service centers with approximately 730 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

     The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 36 imaging distribution service centers with over 700 service specialists and 200 sales representatives ("Imaging Business") serving over 13,000 customer sites in 35 states. The Imaging Business' primary market is the approximately 5,000 hospitals and other alternate-site imaging companies operating approximately 50,000 office sites throughout the United States.

     Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("Gulf South"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. Gulf South currently operates 13 distribution service centers with approximately 130 sales representatives ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care facilities.

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

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. This consolidation sometimes shifts the medical products purchasing decision to individuals with whom medical products distributors had no prior selling relationship. Additionally, the consolidation creates larger customers. The majority of the market serviced by the Company consists of a large number of small customers with no individual customer exceeding more than 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 37% and 38% of the Long-Term Care Business revenues for the twelve months ended April 3, 1998 and the nine months ended December 31, 1998, respectively, represented sales to its top five customers. Growth in the Long-Term Care Business as well as consolidation of the health care industry may increase the Company's dependence on large customers.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and nine months ended December 31, 1998 and 1997. Due to the differing fiscal year ends of Gulf South Medical Supply, Inc. and PSS World Medical, Inc. prior to April 4, 1998, the three and nine months ended September 30, 1997 of Gulf South were consolidated with the three and nine months ended December 31, 1997 of the Company. With the change in Gulf South's fiscal year end to conform with that of the Company on April 4, 1998, the three and nine months ended December 31, 1998 reflect the operating results of PSS World Medical, Inc. and all subsidiaries, including Gulf South, for the same months. The results of operations for Gulf South for the period January 1 to April 3, 1998, are not reflected in the condensed consolidated statements of operations for any of the periods presented, but are reflected as an adjustment to retained earnings of the consolidated Company as of April 4, 1998. During the period January 1 to April 3, 1998, Gulf South recorded a net loss of $20.9 million, which includes pre-tax unusual operating charges of $37.4 million.
Refer to the section titled Gulf South's Results of Operation for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification.


THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales for the three months ended December 31, 1998 totaled $394.2 million, an increase of $63.6 million or 19.2% over net sales of $330.6 million for the three months ended December 31, 1997. Net sales for the nine months ended December 31, 1998 totaled $1,102.8 million, an increase of $163.9 million or 17.5% over net sales of $938.9 million for the nine months ended December 31, 1997. Approximately $___ million and $___ million of the increase in revenues for the three and nine months ended December 31, 1998, respectively, resulted from revenues of companies acquired subsequent to December 31, 1997 and revenues of companies acquired prior to December 31, 1997, but which did not contribute to revenues for the full three and nine month periods ended December 31, 1997. The remaining net sales increase during these periods resulted from sales growth of existing service centers coupled with incremental sales generated in connection with exclusive and semiexclusive vendor relationships.

     Gross Profit. Gross profit for the three months ended December 31, 1998 totaled $109.2 million, an increase of $18.5 million or 20.4% over the three months ended December 31, 1997 total of $90.7 million. Gross profit for the nine months ended December 31, 1998 totaled $306.8 million, an increase of $52.7 million or 20.7% over the nine months ended December 31, 1997 total of $254.1 million. Gross profit as a percentage of net sales was 27.7% and 27.4% for the three months and 27.8% and 27.1% for the nine months ended December 31, 1998 and 1997, respectively. The increase in gross margin as a percentage of sales is attributable to an increase in the sales mix of higher margin diagnostic equipment, an increase in sales of higher margin private label medical supplies by the Physician Supply Business, the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition, and improved Imaging Business gross margins resulting from a film vendor maintaining margin dollars rebated to the Company while reducing film pricing to hospital customers. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

     General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 1998 totaled $51.6 million, an increase of $1.6 million or 3.2% over the three months ended December 31, 1997 total of $50.0 million. General and administrative expenses for the nine months ended December 31, 1998 totaled $150.1 million, an increase of $7.2 million or 5.0% over the nine months ended December 31, 1997 total of $142.9 million. As a percentage of net sales, general and administrative expenses were 13.1% and 15.1% for the three months and 13.6% and 15.2% for the nine months ended December 31, 1998 and 1997, respectively.

     Included in general and administrative expenses for the three months ended December 31, 1998 and 1997 are unusual operating charges of approximately $0.9 million and $4.5 million, respectively. In addition, for the nine months ended December 31, 1998 and 1997, general and administrative expenses include unusual operating charges of approximately $1.2 million and $10.4 million, respectively. Excluding unusual operating charges, adjusted general and administrative expenses for the three months ended December 31, 1998 totaled $50.7 million, an increase of $5.2 million or 11.4% over the three months ended December 31, 1997 adjusted total of $45.5 million. Adjusted general and administrative expenses for the nine months ended December 31, 1998 totaled $148.9 million, an increase of $16.4 million or 12.4% over the nine months ended December 31, 1997 adjusted total of $132.5 million. As a percentage of net sales, adjusted general and administrative expenses were 12.9% and 13.8% for the three months and 13.5% and 14.1% for the nine months ended December 31, 1998 and 1997, respectively. Excluding the effect of the unusual operating charges, the decrease in general and administrative expenses as a percentage of net sales resulted from the continued leveraging of costs such as rents, salaries, and other fixed overhead expenses that have not increased as quickly as the growth in revenues. In addition, the Imaging Business, which operates with lower general and administrative expenses than the Company as a whole, has grown and contributes a greater portion of overall general and administrative expenses.

     General and  administrative  expenses  include  unusual  operating  charges related to merger costs and expenses resulting from merger activity, restructuring costs and expenses, and other unusual items. The following table summarizes the components of the unusual operating charges included in general and administrative expenses (in thousands):


                                                                 Three Months Ended           Nine Months Ended
                                                             --------------------------- -------------------------
                                                             December 31,  December 31,  December 31,  December 31,
                                                                 1998          1997          1998          1997
                                                             ------------  ------------  ------------  -----------
    Merger costs and expenses:
       Direct transaction costs                              $    1,033    $      410    $      881    $    1,123
       Involuntary employee termination                              --         1,361            --         1,387
       Other exit costs                                              --         2,015           300         3,115
                                                            ------------  ------------  ------------  ------------
           Total merger costs and expenses                        1.033         3,786         1,181         5,625

    Other  unusual items:
       Forfeiture of deferred compensation                         (152)           --          (152)           --
       Gulf South operational tax charge                             --           767            --         2,301
       ESOP cost of acquired company                                 --            --            --         2,457
                                                            ------------  ------------  ------------  ------------
           Total unusual items                                     (152)          767          (152)        4,758

    Total unusual charges included in continuing operations  $      881     $   4,553    $    1,181    $   10,383
                                                            ============  ============  ============  ============


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

     Selling Expenses. Selling expenses for the three months ended December 31, 1998 totaled $32.4 million, an increase of $7.1 million or 28.1% over the three months ended December 31, 1997 total of $25.3 million. Selling expenses for the nine months ended December 31, 1998 totaled $88.5 million, an increase of $16.8 million or 23.4% over the nine months ended December 31, 1997 total of $71.7 million. As a percentage of sales, selling expenses were 8.2% and 7.7% for the three months ended December 31, 1998 and 1997, respectively, and 8.0% and 7.6% for the nine months ended December 31, 1998 and 1997, respectively. Selling expenses as a percentage of sales increased due to a change in the Gulf South sales commission program from a primarily fixed salary plan to a variable commission plan, and the company-wide addition of approximately 100 sales trainees over the number of sales trainees in the comparable prior year period. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


     Operating Income. Operating income for the three months ended December 31, 1998 totaled $25.2 million, an increase of $9.8 million or 63.6% over the three months ended December 31, 1997 total of $15.4 million. Operating income for the nine months ended December 31, 1998 totaled $68.2 million, an increase of $28.7 million or 72.7% over the nine months ended December 31, 1997 total of $39.5 million. As a percentage of sales, operating income was 6.4% and 4.7% for the three months ended December 31, 1998 and 1997, respectively, and 6.2% and 4.2% for the nine months ended December 31, 1998 and 1997, respectively. As discussed in the analysis of general and administrative expenses, operating results include unusual operating charges related to merger activity, restructuring costs and expenses, and other unusual items.

     The following table reconciles the effect of the unusual operating charges included in continuing operations on operating income (in thousands):

                                                                    Three Months Ended           Nine Months Ended
                                                                --------------------------- ----------------------------
                                                                December 31,  December 31,  December 31,   December 31,
                                                                    1998          1997          1998           1997
                                                                ------------  ------------  -------------  ------------
    Operating Income                                            $   25,203    $   15,366    $   68,224     $   39,537
    Total unusual charges included in continuing operations            881         4,553         1,181         10,383
                                                                ------------  ------------  -------------  ------------
    Adjusted Operating Income                                   $   26,084    $   19,919    $   69,405     $   49,920
                                                                ============  ============  =============  ============


     Excluding the effect of unusual operating charges, adjusted operating income for the three months ended December 31, 1998 totaled $26.1 million, an increase of $6.2 million or 31.2% over the three months ended December, 1997 adjusted total of $19.9 million. Adjusted operating income for the nine months ended December 31, 1998 totaled $69.4 million, an increase of $19.5 million or 39.1% over the nine months ended December 31, 1997 adjusted total of $49.9 million due to the factors previously discussed. As a percentage of sales, adjusted operating income was 6.6% and 6.0% for the three months ended December 31, 1998 and 1997, respectively, and 6.3% and 5.3% for the nine months ended December 31, 1998 and 1997, respectively.

     Interest Expense. Interest expense for three months ended December 31, 1998 and 1997 was approximately $2.7 million. Interest expense for the nine months ended December 31, 1998 totaled $8.7 million, an increase of $5.5 million or 171.9% over the nine months ended December 31, 1997 total of $3.2 million. The increase in interest expense for the nine months ended December 31, 1998 over the comparable prior year period reflects interest on the $125 million 8.5% senior subordinated debt which was outstanding for a full nine months during fiscal 1999.

     Interest and Investment Income. Interest and investment income for the three months ended December 31, 1998 totaled $0.5 million, a decrease of $1.5 million or 75.0% over the three months ended December 31, 1997 total of $2.0. Interest and investment income for the nine months ended December 31, 1998 totaled $3.6 million, an increase of $0.2 million or 5.9% over the nine months ended December 31, 1997 total of $3.4 million. The decrease in interest and investment income for the three months ended December 31, 1998 over the comparable prior year period reflects the use of cash previously invested for the purposes of acquisitions and capital expenditures during the nine months ended December 31, 1998.

     Other Income. Other income for the three months ended December 31, 1998 totaled $1.8 million, an increase of $0.9 million or 100% over the three months ended December 31, 1997 total of $0.9 million. Other income for the nine months ended December 31, 1998 totaled $3.8 million, an increase of $1.8 million or 85.7% over the nine months ended December 31, 1997 total of $2.1 million. Other income consists of finance charges on customer accounts and financing performance incentives. The increase in other income primarily results from the growth in the Company's operations.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

     Provision For Income Taxes. Provision for income taxes for the three months ended December 31, 1998 totaled $9.8 million, an increase of $3.4 million or 53.1% over the three months ended December 31, 1997 total of $6.4 million. Provision for income taxes for the nine months ended December 31, 1998 totaled $26.8 million, an increase of $10.0 million or 59.5% over the nine months ended December 31, 1997 total of $16.8 million. The income tax provision computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they are incurred.

     Net Income. Net income for the three months ended December 31, 1998 totaled $15.0 million, an increase of $5.7 million or 61.3% over the three months ended December 31, 1997 total of $9.3 million. Net income for the nine months ended December 31, 1998 totaled $40.2 million, an increase of $15.2 million or 60.8% over the nine months ended December 31, 1997 total of $25.0 million. As a percentage of net sales, net income was 3.8% and 2.8% for the three months ended December 31, 1998 and 1997, respectively, and 3.6% and 2.7% for the nine months ended December 31, 1998 and 1997, respectively.

     Excluding the effect of unusual operating charges, adjusted net income for the three months ended December 31, 1998 totaled $15.6 million, an increase of $3.3 million or 26.8% over the three months ended December 31, 1997 total of $12.3 million. Adjusted net income for the nine months ended December 31, 1998 totaled $41.2 million, an increase of $10.0 million or 32.1% over the nine months ended December 31, 1997 total of $31.2 million. As a percentage of net sales, adjusted net income was 4.0% and 3.7% for the three months ended December 31, 1998 and 1997, respectively, and 3.7% and 3.3% for the nine months ended December 31, 1998 and 1997, respectively.

     The following table presents net income and earnings per share for the three and nine months ended December 31, 1998 and 1997, as reported, and adjusted net income and earnings per share excluding unusual operating charges (in millions, except per share amounts):

                                            Three Months Ended                       Nine Months Ended
                                  ---------------------------------------  ---------------------------------------
                                  December 31, 1998    December 31, 1997   December 31, 1998    December 31, 1997
                                  -------------------  ------------------  ------------------   ------------------
Net income...................                 $ 15.0              $  9.3              $ 40.2               $ 25.0
Adjusted net income (a)......                 $ 15.6              $ 12.3              $ 41.2               $ 31.2

Earnings per share:
   Basic.....................                 $ 0.21              $ 0.14              $ 0.57               $ 0.37
   Diluted...................                 $ 0.21              $ 0.13              $ 0.56               $ 0.36

Adjusted earnings per share (a):
   Basic.....................                 $ 0.22              $ 0.18              $ 0.59               $ 0.46
   Diluted...................                 $ 0.22              $ 0.18              $ 0.58               $ 0.45


(a) Adjusted net income and adjusted earnings per share for the three and nine months ended December 31, 1998 and 1997 excludes the effect of unusual operating charges, net of tax, included in general and administrative expenses. See the discussion concerning the nature of the unusual operating charges in the general and administrative section of Management's Discussion and Analysis of the Results of Operations.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)


GULF SOUTH'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 3, 1998 AND MARCH 31, 1997

     The Company acquired Gulf South on March 26, 1998 in a transaction accounted for as a pooling-of-interests. The financial statements have been retroactively restated as if Gulf South and the Company had operated as one entity since inception. As discussed in Note 1 - Basis of Presentation, due to a change in Gulf South's fiscal year end to conform with that of the Company, the results of operations of Gulf South for the period January 1, 1998 to April 3, 1998 are not reflected in the condensed consolidated statements of operations for any periods presented. Following is management's discussion and analysis of the financial condition and results of operations of Gulf South for the three months ended April 3, 1998 as compared to the three months ended March 28, 1997.


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

     The following table includes the unaudited results of Gulf South for the three months ended April 3, 1998 as adjusted for the unusual charges discussed above and the three months ended March 28, 1997 (in thousands):


                                                                  Removal of      Three Months
                                               Three Months       the Effect         Ended           Three Months
                                                  Ended           of Unusual      April 3, 1998          Ended
(Unaudited)                                   April 3, 1998        Charges         As Adjusted      March 28, 1997
                                              ---------------    ------------     --------------    ----------------
Net sales                                           $ 87,018          $   --           $ 87,018            $ 64,609
Cost of good sold                                     69,202         (3,573)             65,629              47,860
                                              ---------------    ------------     --------------    ----------------
     Gross profit                                     17,816           3,573             21,389              16,749

General and administrative                            47,963        (33,870)             14,093               8,878
Selling expenses                                       2,939              --              2,939               2,279
                                              ---------------    ------------     --------------    ----------------
Income (loss) from operations                       (33,086)          37,443              4,357               5,592

Other income, net                                        321              --                321                 465
                                              ---------------    ------------     --------------    ----------------

Income (loss) before provision  for income          (32,765)          37,443              4,678               6,057
taxes
Provision (benefit) for income taxes                (11,862)          13,597              1,735               2,246
                                              ===============    ============     ==============    ================
Net income (loss)                                 $ (20,903)        $ 23,846            $ 2,943             $ 3,811
                                              ===============    ============     ==============    ================


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

                                                               Three Months
                                                                  Ended
                                                              April 3, 1998
                                                             ---------------

    Merger costs and expenses:
       Direct transaction costs                                   $   5,271
       Involuntary employee termination                                 178
       Other exit costs                                               1,625
                                                             --------------
           Total merger costs and expenses                            7,074

    Restructuring costs and expenses:
       Involuntary employee termination                               2,462
       Other exit costs                                               3,322
                                                             --------------
           Total restructuring costs and expenses                     5,784

    Other  unusual items:
       Increase in allowance for doubtful accounts                    5,114
       Increase in allowance for obsolete inventory                   3,573
       Gulf South  operational tax charges,  litigation
           expenses, and other unusual charges                       13,853
       Asset impairment charges                                       2,045
                                                             --------------
           Total unusual items                                       24,585

    Total unusual charges included in continuing operations      $   37,443
                                                             ==============

     Merger and Restructuring Costs and Expenses

     A majority of the merger and restructuring costs and expenses component of these charges are directly related to the merger with PSS World Medical, Inc. which closed on March 26, 1998. Refer to Note 3 - Charges In Continuing Operations for a summary of the components and nature of items classified as merger and restructuring costs and expenses.


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

     Gulf South operational tax charges, litigation expenses, and other unusual charges primarily relate to the Gulf South operational tax issues discussed in
Note 3 - Charges in Continuing Operations. In addition, these charges include expenses related to a settled dispute between Gulf South and a competitor, and accruals for anticipated expenses related to certain pending Gulf South related litigation further discussed in Note 6 - Commitments and Contingencies.

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


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, borrowings under the Company's senior revolving credit facility, and any future public offerings.

     Net cash used in operating activities was $11.1 million for the nine months ended December 31, 1998, compared to net cash provided by operating activities of $4.1 million for the nine months ended December 31, 1997, due to the timing of accounts receivable collections, payments of merger and acquisition expenses, and the timing of vendor payments.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

     Net cash provided by investing activities was $0.2 million for the nine months ended December 31, 1998. This primarily resulted from $74.6 million provided by the sale and maturities of marketable securities offset by $55.7 million related to purchase business acquisitions and $16.6 million related to capital expenditures, of which approximately $8.5 million pertained to new information system expenditures. Net cash used by investing activities was $92.0 million for the nine months ended December 31, 1997. This use of cash primarily resulted from $73.8 million related to the purchase of marketable securities with proceeds of the public debt offering, $7.7 million relate to purchase business acquisitions, and capital expenditures of $7.6 million.

     Net cash used in financing activities was $12.5 million for the nine months ended December 31, 1998. This primarily resulted from $16.0 million in payoffs of debt assumed through business acquisitions offset by $3.8 million in proceeds from the issuance of common stock. Net cash provided by financing activities was $66.8 million for the nine months ended December 31, 1997. This primarily resulted from cash provided by the issuance of the $125.0 million senior subordinated notes and $2.5 million in proceeds from the issuance of common stock, partially offset by $55.1 million in payoffs of debt assumed through business acquisitions.

     The Company had working capital of $343.1 million and $384.1 million as of December 31, 1998 and April 3, 1998, respectively. The decrease in working capital primarily results from an increase in the frequency of purchase business acquisitions being funded by cash. This recent shift in the source of funding for purchase business acquisitions results in the conversion of a portion of the cash outlay into an intangible which is excluded from the calculation of working capital. Accounts receivable, net of allowances, were $264.6 million and $210.0 million at December 31, 1998 and April 3, 1998, respectively. The annualized days sales in accounts receivable was approximately 58.1 as of December 31, 1998 and 54.3 days at April 3, 1998.

     Inventories were $136.5 million and $122.5 million as of December 31, 1998 and April 3, 1998, respectively. The Company had annualized inventory turnover of 8.2x and 8.3x for the nine months ended December 31, 1998 and the year ended April 3, 1998, respectively.

     Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") totaled approximately $86.9 million for the nine months ended December 31, 1998. EBITDA margin and coverage was approximately 7.9% and 10.0x, respectively, for the same period. Excluding the effects of unusual charges included in operating income, adjusted EBITDA totaled approximately $88.1 million for the nine months ended December 31, 1998. Adjusted EBITDA margin and coverage was approximately 8.0% and 10.1x, respectively, for the same period.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

     The following table presents EBITDA and other financial data for the three and nine months ended December 31, 1998 and 1997 (in millions):

                                                                 Three Months Ended           Nine Months Ended
                                                             --------------------------- ----------------------------
                                                             December 31,  December 31,  December 31,  December 31,
                                                                 1998          1997          1998          1997
                                                             ------------  ------------  ------------  -------------
    Income before provision for income taxes                      $ 41.8        $ 24.8        $ 15.7        $ 67.0
    Plus:   Interest Expense                                         2.7           2.6           8.7           3.2
    EBIT (a)                                                        27.5          18.3          75.7          45.0
    Plus:  Depreciation and amortization                             4.1           2.8          11.2           8.2
    EBITDA (b)                                                      31.6          21.1          86.9          53.2
    Unusual Charges Included in Continuing Operations                0.9           4.5           1.2          10.4
    Adjusted EBITDA (c)                                             32.5          25.6          88.1          63.6

    Adjusted interest expense (d)                                    2.7           2.6           8.7           8.5
    EBITDA Coverage (e)                                             11.7x          8.1x         10.0x          6.3x
    EBITDA Margin (f)                                                8.0%          6.4%          7.9%          5.7%
    Adjusted EBITDA Coverage (g)                                    12.0x          9.8x         10.1x          7.5x
    Adjusted EBITDA Margin (h)                                       8.2%          7.7%          8.0%          6.8%

    Cash (used in) provided by operating activities                                           $(11.1)       $  4.1
    Cash provided by (used in) investing activities                                           $  0.2        $(92.0)
    Cash (used in) provided by financing activities                                           $(12.5)       $ 66.8


---------------------------
(a) EBIT represents income before income taxes and interest expense.
(b) EBITDA represents EBIT plus depreciation and amortization.
(c) Adjusted  EBITDA   represents  EBITDA  plus  unusual  charges  included  in
    continuing operations.
(d) Adjusted interest expense equals historical interest expense plus an estimate of interest expense on the $125.0 million 8.5%senior subordinated notes for any period prior to the issuance of the notes in October 1997.
(e) EBITDA coverage represents the ratio of EBITDA to adjusted interest expense.
(f) EBITDA  margin  represents  the ratio of EBITDA to net sales.
(g) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to adjusted interest expense.
(h) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.


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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (Continued)

     On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8.5% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deduction for offering costs. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million will be funded by the operating cash flow of the Company. No other principal payments on the Notes are required over the next five years. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. Provided, however, that no event of default exist, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0. The Company believes it is in compliance with all debt covenants as of December 31, 1998 and April 3, 1998

     On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions, and are secured by the common stock and assets of the Company and its subsidiaries. The credit facility expires February 10, 2004 and borrowings bear interest at certain floating rates selected by the Company at the time of borrowing. The credit facility contains certain affirmative and negative covenants, the most restrictive of which require maintenance of a maximum leverage ratio of 3.5 to 1, maintenance of consolidated net worth of $337.0 million, and maintenance of a minimum fixed charge coverage ratio of 2.0 to 1. In addition, the covenants limit additional indebtedness and asset dispositions, require majority lender approval on acquisitions with a total purchase price greater than $75.0 million, and restrict payments of dividends.

     As of December 31, 1998, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

Year 2000

     During the third quarter of fiscal 1999, management accelerted planned year 2000 compliance modifications and upgrades to the Company's existing hardware and software systems. The Company is currently in the phase of coding and testing software changes and expects completion of this phase by the end of March 1999. The final phase of the year 2000 compliance plan is expected to begin in April 1999 with implementation of modifications and upgrades to existing systems and is scheduled to be completed by July 1999. The European division and the Long-term Care business hardware and software systems are currently year 2000 compliant. The Imaging division currently has 25 of 31 service centers as well as its corporate location hardware and software systems converted to its new 2000 compliant system. The Physician Supply business begins implementation of its hardware and software system in April 1999. Ongoing testing will continue through the end of calendar 1999. In addition, the Company is currently formulating a non-information system audit plan to identify non-information operational risks at its field branches.

     Concurrent with the year 2000 modifications and upgrades to existing systems, the Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that are year 2000 compliant. These New Systems will be used in several key areas of the Company's business, including inventory management, purchasing, order processing, shipping, receiving, accounts payable, accounts receivable, and financial reporting. The Company expects to incur internal payroll costs, consulting fees, and hardware and software costs for preparation and implementation of these New Systems.

     The total expected costs related to the conversion of existing systems and implementation of the New systems is estimated to be approximately $15.0 million through fiscal 2000, with $8.5 million incurred through December 31, 1998. The anticipated impact and costs of the project is based on management's best estimates using information currently available. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

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

     The Company is in the process of updating its information technology disaster recovery plan to include year 2000 contingencies that may arise. Although the Company anticipates that minimal business disruption will occur as a result of the year 2000 issues based upon currently available information, incomplete or untimely resolution of year 2000 issues by either the Company or significant suppliers, customers and critical business partners could have a material adverse impact on the Company's consolidated financial position, results of operations and/or cash flows in future periods.

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

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     PSS and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch
v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-21A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst's expectations. The plaintiff seeks damages, including costs and expenses. PSS believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The defendants filed their motion to dismiss on January 25, 1999. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

     Gulf South and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv525BN. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi, Jackson Division. The plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased stock in Gulf South's June 1996 public offering of its common stock, that the defendants engaged in violations of certain provisions of the Securities Act of 1933, as amended ("Securites Act"), and Mississippi state law. The plaintiff in the Krupnick action alleges for herself and for a purported class of similarly situated stockholders who allegedly purchased Gulf South Common Stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Exchange Act, Rule 10b-5 promulgated thereunder and Mississippi state law. Plaintiffs allege that the defendants artificially inflated the price of Gulf South stock by representing that Gulf South was "well positioned" to grow by increasing its sales to existing customers, including one of its largest customers Living Centers of America, after defendants had been informed by Living Centers that its distribution arrangement with Gulf South was being terminated in favor of a rival medical supply distributor. On August 21, 1998, the court filed an Order dismissing all the allegations in the Krupnick action. That case is presently on appeal to the United States Court of Appeals for the 5th Circuit. The same Order also dismissed the claims against Defendants Hixon, Piper, Tibbitts, Pritchard, Bayer, and Gulf South under section 12(2) of the Securities Act and corresponding claims against Defendants Hixon and Gulf South under section 15 of the Securities Act and Miss. Code Ann. Sections 75-71-717(a)(2) and 75-71-719 in the Klein action. Plaintiffs' claims under section 11 of the Securities Act remain pending in the Klein case. Plaintiffs seek damages, including costs and expenses. PSS believes that the allegations contained in the remaining claims are also without merit and intends to defend vigorously against the claims. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to PSS.

     PSS has been named in a purported patent infringement suit filed by Bayer Corp. in the United States District Court for the Middle District of Florida (No. 89-235 Civ. J-21A). In this lawsuit, Bayer alleges that certain of the urinalysis test strips sold under the Penny SaverTM name infringe four Bayer patents. The products are made by YeongDong Pharmaceuticals, which has agreed in writing to indemnify and defend the Company against the infringement claims. YeongDong Pharmaceuticals denies the products infringe the patents. In addition, PSS has indemnity rights against the U.S. distributor of the product, BioSys Laboratories, pursuant to its vendor agreement. Chemical analysis testing of the products conducted under the joint supervision of the parties, however, indicates that some representations YeongDong Pharmaceuticals made to the Company about the technology used by YeongDong Pharmaceuticals in one of the tests on the strip were incorrect. PSS continues to vigorously contest Bayer's claims, but has agreed to remove those Penny SaverTM urinalysis test strip products containing a test pad for leukocytes. The parties are currently in settlement negotiations, PSS believes that there will be a favorable settlement within the next 45 days. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to PSS.

     Although PSS does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. PSS is a party to various legal and administrative legal proceedings and claims arising in the normal course of business. However, to date, PSS has not experienced any significant product liability claims and maintains product liability insurance coverage. While any litigation contains an element of uncertainty, management believes that, other than as discussed above, the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on PSS' consolidated financial position, liquidity, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     (a)      Not applicable.
     (b)      Not applicable.

     (c) On October 28, 1998, PSS issued an aggregate of 255,512 shares of common stock, $.01 par value per share, to the former shareholders of Tristar Imaging Systems, Inc. in exchange for all of the outstanding shares of capital stock of Tristar. An additional 33,133 shares are subject to issuance to the former shareholders of Tristar pending the resolution of potentially indemnifiable claims. The issuance of securities was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. All of the securities were acquired by the recipients for investment and with no view toward a public resale or distribution without registration. The recipients qualified as accredited investors, the offers and sales were made without any public solicitation, and the stock certificates bear restrictive legends.

     (d)      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number          Description
-----------     ---------------------------------------------------------------------------------------------------
  3.1           Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(12)
  3.2           Amended and Restated Bylaws dated March 15, 1994.(1)
  4.1           Form of Indenture, dated as of October 7, 1997, by and among the
                Company,  the Subsidiary  Guarantors named therein, and SunTrust
                Bank, Central Florida, National Association, as Trustee.(2)
  4.2           Registration  Rights  Agreement,  dated as of  October 7,  1997,  by and  among  the  Company,  the
                Subsidiary  Guarantors  named  therein,  BT Alex.  Brown  Incorporated,  Salamon  Brothers Inc. and
                NationsBanc Montgomery Securities, Inc.(2)
  4.3           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
  4.4           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
  4.5           Shareholder  Protection Rights Agreement,  dated as of April 20,  1998,  between PSS World Medical,
                Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(11)
  10.1          Registration Rights Agreement between the Company and Tullis-Dickerson  Capital Focus, LP, dated as of March 16, 1994.(3)
  10.2          Employment Agreement for Patrick C. Kelly.(13)
  10.3          Incentive Stock Option Plan dated May 14, 1986.(3)
  10.4          Shareholders  Agreement dated March 26,  1986, between the Company,  the Charthouse Co., Underwood,
                Santioni and Dunaway.(3)
  10.5          Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
  10.6          Shareholders Agreement between the Company and John D. Barrow.(3)
  10.7          Amended and Restated Directors Stock Plan.(7)
  10.8          Amended and Restated 1994 Long-Term Incentive Plan.(7)
  10.9          Amended and Restated 1994 Long-Term Stock Plan.(7)
  10.10         1994 Employee Stock Purchase Plan.(4)
  10.11         1994 Amended Incentive Stock Option Plan.(3)

Exhibit
Number          Description
-----------     ---------------------------------------------------------------------------------------------------
  10.13         Distributorship   Agreement  between  Abbott  Laboratories  and  Physician  Sales &  Service,  Inc.
                (Portions omitted as confidential--Separately filed with Commission).(5)
  10.14         Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(5)
  10.15         Amendment to Employee Stock Ownership Plan.(7)
  10.15a        Amendment and  Restatement of the Physician  Sales and Service,  Inc.  Employee Stock Ownership and
                Savings Plan.(7)
  10.15b        First  Amendment to the Physician  Sales and Service,  Inc.  Employee  Stock  Ownership and Savings
                Plan.(7)
  10.16         Third  Amended and  Restated  Agreement  and Plan of Merger By and Among Taylor  Medical,  Inc. and
                Physician Sales & Service, Inc. (including exhibits thereto).(6)
  10.17         Agreement and Plan of Merger by and Among  Physician  Sales &  Service,  Inc., PSS Merger Corp. and
                Treadway Enterprises, Inc.(8)
  10.18         Amended and Restated  Agreement and Plan of Merger,  dated as of August 22, 1997, among the Company,
                Diagnostic  Imaging,  Inc., PSS Merger Corp. and S&W X-ray, Inc.(9)
  10.19         Agreement  and Plan of Merger dated  December 14,  1997 by and among the Company,  PSS Merger Corp.
                and Gulf South Medical Supply, Inc.(10)
  27            Financial Data Schedule (for SEC use only)


  (1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
  (2) Incorporated by Reference to the Company's Registration Statement on
      Form  S-4, Registration No. 333-39679.
  (3) Incorporated by Reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.
  (4) Incorporated by Reference to the Company's Registration Statement on
      Form S-8, Registration No. 33-80657.
  (5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
  (6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
  (7) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
  (8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.
  (9) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
 (10) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
 (11) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
 (12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
 (13) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998.


      (b)Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 1998.


                                              PSS WORLD MEDICAL, INC.

                                              /s/ DAVID A. SMITH
                                              ----------------------------
                                              David A. Smith
                                              Executive Vice President and
                                              Chief Financial Officer