Form 10-Q/A
period 1998-12-31
PSS WORLD MEDICAL INC
filed 1999-02-16
CIK 920527

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


THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. Net sales for the three months ended December 31, 1998 totaled $394.2 million, an increase of $63.6 million or 19.2% over net sales of $330.6 million for the three months ended December 31, 1997. Net sales for the nine months ended December 31, 1998 totaled $1,102.8 million, an increase of $163.9 million or 17.5% over net sales of $938.9 million for the nine months ended
December 31, 1997. Approximately $60.1 million and $132.6 million of the increase in revenues for the three and nine months ended December 31, 1998, respectively, resulted from revenues of companies acquired subsequent to December 31, 1997 and revenues of companies acquired prior to December 31, 1997, but which did not contribute to revenues for the full three and nine month periods ended December 31, 1997. The remaining net sales increase during these periods resulted from sales growth of existing service centers coupled with incremental sales generated in connection with exclusive and semiexclusive vendor relationships. Gross Profit. Gross profit for the three months ended December 31, 1998 totaled $109.2 million, an increase of $18.5 million or 20.4% over the three months ended December 31, 1997 total of $90.7 million. Gross profit for the nine months ended December 31, 1998 totaled $306.8 million, an increase of $52.7 million or 20.7% over the nine months ended December 31, 1997 total of $254.1 million. Gross profit as a percentage of net sales was 27.7% and 27.4% for the three months and 27.8% and 27.1% for the nine months ended December 31, 1998 and 1997, respectively. The increase in gross margin as a percentage of sales is attributable to an increase in the sales mix of higher margin diagnostic equipment, an increase in sales of higher margin private label medical supplies by the Physician Supply Business, the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition, and improved Imaging Business gross margins resulting from a film vendor maintaining margin dollars rebated to the Company while reducing film pricing to hospital customers. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

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