Form 10-K
period 1999-04-02
PSS WORLD MEDICAL INC
filed 1999-07-16
CIK 920527

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended April 2, 1999         Commission File Number  0-2383

                            PSS WORLD MEDICAL, INC.
            (Exact name of Registrant as specified in its charter)

                          FLORIDA                 59-2280364
            (State of incorporation)           (I.R.S. Employer
                                              Identification No.)

          4345 Southpoint Boulevard
            Jacksonville, Florida                      32216
     (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (904) 332-3000

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

                                Yes  [X]          No  [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $625,074,653 as of July 12, 1999. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of July 12, 1999, a total of 70,858,533 shares of the Company's Common Stock were outstanding.

                       Document Incorporated by Reference

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after April 2, 1999.

                                    PART I

  All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; successful implementation of the Company's Year 2000 compliance plan; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1.  Business

                                    GENERAL

  PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 111 service centers to customers in all 50 states and three European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

  The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 56 medical supply distribution service centers with approximately 730 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

  The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 37 imaging distribution service centers with approximately 750 service specialists and 190 sales representatives ("Imaging Business") serving over 15,000 customer sites in 41 states. The Imaging Business' primary market is the approximately 10,000 hospitals and other alternate-site imaging companies operating approximately 40,000 office sites throughout the United States.

  Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 15 distribution service centers with approximately 160 sales representatives ("Long-Term Care Business") serving over 14,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 17,000 long-term care facilities.

  In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates three European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany, Luxembourg, and the Netherlands.

                                COMPANY STRATEGY

  The Company's objectives are to be the leading distributor and marketer of medical products to office-based physicians, providers of imaging services, and long-term care providers in the United States, and to enhance operating performance. The key components of the Company's strategy to achieve these objectives are to continue to:

  Expand Operating Margins. The Company is pursuing several initiatives to enhance its operating margins. With respect to sales, the Company is focusing its efforts on higher-margin accounts and on sales of diagnostic equipment, often on an exclusive or semi-exclusive basis, that involves ongoing sales of higher-margin reagents and/or higher margin service contracts. With respect to its product line, the Company seeks to generate high sales volumes of selected products and to obtain such products on a discounted basis from manufacturers. With respect to its operations locations, the Company has rationalized its service center locations with the closure of thirteen Long-Term Care Business centers, five Physician Supply Business centers, and six Imaging Business centers during fiscal 1999 to increase efficiency and eliminate centers with below average performance. Finally, with respect to its service center expansion program, the Company intends to emphasize acquisitions over new-center development, thus avoiding the substantial start-up losses associated with new-center development.

  Pursue Strategic Acquisitions. The Company has made 49, 33, 4, and 4 acquisitions since fiscal year 1989 in its Physician Supply, Imaging, Long-Term Care, and International Businesses, respectively (excludes acquisitions made by the Company's subsidiaries and divisions prior to PSS World Medical, Inc. ownership). After consummating a merger or acquisition, the Company begins an intensive process of converting the acquired company to its business model through information systems conversion, personnel development and training, and service and product expansion. The Company intends to continue to acquire local, regional, and other distributors in new and existing markets where it can leverage its distribution infrastructure, expand its geographic coverage, add service and sales competence, and gain market share.

  Utilize Sophisticated Information Systems. In 1994, the Company implemented its Instant Customer Order Network ("ICONSM"), an ordering and customer data system, with all its Physician Supply Business sales representatives. ICONSM has increased time available to sales representatives for selling, decreased operating expenses, and increased the Company's ability to provide same-day delivery. During fiscal year 1997, the Physician Supply Business developed and test marketed CustomerLink, an Internet-based system for inventory management and purchasing. Since then, the Company has been very active in developing ancillary systems that improve efficiencies throughout its operations (see Information Systems discussion). The Company has also developed internet-based solutions for each of its businesses. The Company believes its physician customers will be very late adopters of both e-commerce and the internet. However, $80,000 of internet sales are currently being processed by the Long-Term Care Business with approximately 40% of all of its business sales processing through e-commerce. The Imaging Business is currently implementing internet access for its customers. The Company will continue to pursue the development of sophisticated systems that improve operational efficiency, reduces fixed and variable costs of its infrastructure, improves access to the Company by its customers, and reduces costs in the supply channel.

  Provide Differentiated, High Quality Service. The Company believes its success to date has been based largely on its ability to provide superior customer service, including same-day, next-day, and scheduled delivery, guaranteed service specialist response, and "no-hassle" returns. Unlike its competitors, which generally ship products via common carrier, the Company operates a fleet of over 1,500 delivery and service vehicles enabling it to provide same-day or next day delivery and service to virtually all of its customers. Historically, the Company has differentiated itself from the competition servicing the office-based physician market by providing consistent, same-day delivery on a national basis. The Company again is distinguishing itself from the competition by providing a metropolitan two-hour and a four-hour rural technical service specialist deployment guarantee through its Imaging Business. In addition, the Company's Long-Term Care Business has increased next day or scheduled self-delivery on Company leased vehicles from 8% to 50% of orders during fiscal 1999.

  Offer a Broad Product Line Emphasizing Exclusive Products. The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care. The Company currently stocks over 56,000 medical products in its Physician Supply Business, over 8,000 imaging products in its Imaging Business, and over 20,000 medical products in its Long-Term Care Business. The Company also seeks to establish exclusive distribution and marketing arrangements for selected products. In the United States, PSS currently has exclusive or semi-exclusive marketing arrangements for certain products with Abbott, Biosound, Candela, Critikon, Hologic, Inc., Leisegang Medical, Inc., Philips Medical Systems Roche/Boehringer Mannheim Corporation, Siemens AG, Sonosight, Trex Medical Corporation, and other leading manufacturers. The Company believes that its sophisticated selling efforts, highly trained sales force, and large customer base provide manufacturers with a unique sales channel through which to distribute new and existing products and technology that require consultative selling.

  Enhance Selling Capabilities. The Company believes its sales force and managers are its most valuable corporate assets and focuses not only on the recruitment of sales personnel with superior sales aptitude, but also on the initial and continued development of its sales force and management through training at The University, its in-house educational center. The Company believes investment in personnel and training enable it to provide high-quality service to its customers, offer sophisticated product lines, and attract manufacturers that desire a means of rapidly bringing new products and technology to market.

                                    INDUSTRY

  According to industry estimates, the United States medical supply and equipment segment of the health care industry represents a $34 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus includes distribution to the physician office, providers of imaging services, and long-term care facilities that comprise $14 billion or approximately 40% of the overall market.

  Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market is benefiting from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market.

  The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, the cost of a significant portion of medical care in the United States is funded by government and private insurance programs. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have impacted spending budgets in certain markets within the medical products industry. Recently, Congress has passed radical changes to reimbursements for nursing homes and home care providers. The industry has struggled with these changes and the ability of providers, distributors, and manufacturers to adopt to the changes is not yet determined. These changes also effect some distributors who directly bill the government for these providers.

  Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 38% of the Long-Term Care Business revenues for the 12 months ended April 2, 1999 represented sales to its top five customers. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.

                                  ACQUISITIONS

  A significant portion of the medical supply and equipment distribution business in the United States includes locally owned and operated distributors. The Company believes that in the United States, there are approximately 200 locally owned companies serving the nonimaging physician-supply market, approximately 300 locally owned companies serving the imaging-supply market, and approximately 100 locally owned companies serving the long-term care market. The physician-supply market has experienced rapid consolidation in recent years. PSS believes that the imaging-supply and long-term care markets are in the early stages of consolidation. The Company believes that consolidation is occurring due to local and regional distributors experiencing: (i) a lack of purchasing and administrative economies of scale; (ii) reduced access to medical equipment lines as manufacturers seek to reduce marketing costs by minimizing the number of distributors they use; (iii) consolidation among providers, who are increasingly seeking to reduce the number of suppliers from which they purchase medical products; (iv) a lack of resources for continued development and training of personnel for maintenance, expansion or replacement of existing business; and (v) a lack of resources to develop new distribution system technologies and services.

  The Company's Physician Supply Business has grown from one service center located in Jacksonville, Florida, in 1983 to 56 service centers currently. Historically, the Company's growth has been accomplished through both the start-up of service centers and the acquisition of local and regional medical supply and equipment distributors. The Company believes there are very few attractive full line physician supply distributors in the United States to acquire. In the future, the Company will focus its efforts on those few companies and new groups of specialty distributors of products like orthopedics, podiatry, opthalmics, and various diagnostic equipment lines.

  With the November 1996 acquisition of a medical diagnostic imaging supply and equipment distributor, the Company began the operations of its Imaging Business through its wholly owned subsidiary Diagnostic Imaging, Inc. Subsequent acquisitions have resulted in 37 Imaging Business service centers (after consolidation of certain centers) currently serving customers in 41 states. The Company will focus on acquisitions that (i) improve its core competency in the service and sales of high-end imaging equipment, (ii) improve the leverage of its existing infrastructure, (iii) strengthen its geographic reach and market share penetration in film handling and chemistry products, and (iv) improve the quality of its product offering and management expertise.

  With the March 1998 acquisition of Gulf South Medical Supply, Inc., the Company became a leading national distributor of medical supplies and related products to the long-term care industry. Gulf South provides products and services to over 14,000 long-term care facilities in all 50 states. Now that the Company has rationalized the number of Long-Term Care Business distribution centers to 15 and has completed the implementation of its best practices distribution overhaul, the Company will begin to seek acquisitions that leverage its infrastructure and increase its market share.

  The Company believes acquisitions will remain a core strategy for its existing businesses as well as a means for leveraging its core competencies in new areas of medical distribution.

                        SALES, SERVICE, AND DISTRIBUTION

  The Company focuses on complete customer satisfaction, which it characterizes to its customers as "no hassle" service. Consistent with this approach, the Company offers its customers same-day, next-day, or scheduled delivery service on a regular basis, highly trained, consultative sales professionals, a broad product line including medical supplies, sophisticated diagnostic equipment and reagents, and pharmaceuticals, no minimum order size, and permits returns of unused, saleable products for instant credit, guaranteed response and dispatch of service specialists, as well as repair and service of imaging equipment.

  The Company has increased its emphasis on national customer accounts, including large physician group practices, physician practice management companies, physician-hospital organizations, physician management service organizations, large long-term care chains, and group purchasing organizations. In selling to these national accounts, the Company emphasizes its core strengths of rapid delivery and service, stockless inventory, competitive pricing, consultative selling, broad product lines, exclusive products which increase practice revenue and enhance the quality of care, customer usage reporting, and high service levels.

PHYSICIAN SUPPLY BUSINESS

  The Physician Supply Business currently maintains a highly decentralized distribution network of 56 service centers operating approximately 500 delivery vans servicing customers throughout the 50 United States. This distribution network along with the Company's Instant Customer Order Network ("ICONSM") has enabled the Physician Supply Business to provide same-day delivery service on a consistent basis. Customer orders received by 10:30 a.m. at the local service center are delivered the same day within a 100-mile radius. Within a 30-mile radius, orders received by noon are delivered the same day.

  Through over 731 sales representatives, the Physician Supply Business distributes medical supplies and equipment to physicians in over 100,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 150 to 200 physician offices, with a minimum goal of visiting each office once every one to two weeks.

IMAGING BUSINESS

  The Company's Imaging Business operates in a similar decentralized format as the Physician Supply Business and distributes over 8,000 types of medical diagnostic imaging supplies, chemicals, and equipment and provides technical service to hospitals, other alternate-site providers, and physician offices. This Imaging Business began operations in November 1996 with the acquisition of eight service centers, 24 sales representatives and 75 service specialists. Currently, the Imaging Business provides service to over 10,000 customers including approximately 5,000 hospitals and approximately 6,000 alternate-site providers, through 37 service centers, with over 194 sales representatives.

  In addition to providing delivery of over 8,000 imaging products, the Imaging Business currently provides imaging equipment service through approximately 750 service specialists who provide technical assistance and maintenance on imaging equipment. Customer service requests for service specialists are guaranteed to receive a two-hour response in metropolitan areas and a four-hour response in rural areas. The Company believes this service guarantee, coupled with the significant number of highly qualified service specialists, positions it as the service leader in the industry.

LONG-TERM CARE BUSINESS

  The Company entered the Long-Term Care Business with the acquisition of Gulf South Medical Supply, Inc. in March 1998. The Long-Term Care Business currently operates 15 full-service regional distribution centers. Coupled with a team of approximately 170 sales representatives, the Long-Term Care Business is able to provide consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home health care and subacute, rehabilitation, and transitional care that operate in different geographic areas. Currently, the Long-Term Care Business provides service to approximately 14,000 long-term care facilities nationally and offers a product line consisting of over 20,000 products.

  In addition to distribution of medical and related products, the Company's Long-Term Care Business provides it customers support services developed to meet the customer's needs. These services include: (i) usage reports designed to help customers manage supply requirements, prepare forecasts and track multifacility purchases; (ii) inventory control processes which enable the customer to order products on a just-in-time basis and monitor patient's utilization of products for Medicaid and Medicare reimbursement; and (iii) customized services including customized invoices, bar code labels, and customized order guides.

INTERNATIONAL BUSINESS

  The Company's International Business distributes medical products to office-based physicians and hospitals in Belgium, France, Germany, Luxembourg and the Netherlands and began operations in April 1996 with the acquisition of its service center in Leuven, Belgium. The International Business currently operates three European service centers located in Belgium, Germany, and the Netherlands, employing approximately 20 sales representatives and approximately 90 total employees.

  The Company's Physician Supply, Imaging, Long-Term Care, and International Business service centers operate as profit centers led by a management team that typically includes a sales leader and an operations leader, and a service leader in the Imaging Business service centers. Each service center employs sales representatives and staff, including purchasing agents, customer service representatives, and warehouse and delivery personnel. Employees are compensated based upon both individual and service center performance. Both leadership and employee bonuses are based largely upon asset management, attainment of goals, and operating profit performance.

                                   PRODUCTS

  The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. During the 12 months ended April 2, 1999, no vendor accounted for more than 10%, except for Eastman Kodak which accounted for less than 15%, of the Company's inventory purchases. The Company's ability to maintain good relations with its vendors will affect the profitability of the business.

PHYSICIAN SUPPLY BUSINESS

  Through its Physician Supply Business, the Company distributes medical products consisting of medical supplies, diagnostic equipment, and pharmaceuticals. The following is a discussion of the over 56,000 types of medical products offered by the Physician Supply Business.

  Medical Supplies. The Physician Supply Business sells a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, chlamydia, H-Pylori, and bladder cancer.

  Medical Equipment. The Physician Supply Business equipment lines include blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, exam tables and furniture, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfracators, laser and endoscopy surgical units, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has been increasing recently, reflecting in part, technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician's office. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally entail the ongoing reordering of disposable diagnostic reagents that generally yield higher margins.

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

IMAGING BUSINESS

  The Imaging Business distributes a broad range of approximately 8,000 products consisting of imaging supplies, equipment, parts, and service.

  Imaging Supplies. The Company's product portfolio includes x-ray film, processing chemicals, contrast agents, barium, filing and mailing products, film viewing devices, darkroom products, protective materials, and other miscellaneous imaging accessories.

  Imaging Equipment. The Imaging Business equipment lines include processors, wet and dry laser cameras, automated film handling equipment, radiographic equipment, radiographic and fluoroscopic equipment ("R&F"), digital R&F, electrophysiology equipment, mammography systems, bone densitometry, C-Arms, computed tomography scanners ("CT"), vascular labs, and magnetic resonance imaging ("MRI") equipment.

  Imaging Service Specialist. Through approximately 750 service specialists, the Imaging Business currently provides on-site preventive maintenance, emergency service, and parts for all of the above-mentioned imaging equipment sold.

LONG-TERM CARE BUSINESS

  The Long-Term Care Business offers over 20,000 medical and related products consisting largely of name brand items including medical supplies, incontinent supplies, personal care items, enteral feeding supplies, medical instruments, and respiratory and ostomy supplies.

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

  Other. Other items offered by the Company include medical instruments, oxygen supplies, trach and suction supplies, and over-the-counter pharmaceuticals.

INTERNATIONAL BUSINESS

  The International Business distributes medical supplies, equipment and pharmaceuticals similar to those provided by the Physician Supply Business to five European countries. The International Business offers products to the European physician office and hospital markets.

                          RECRUITMENT AND DEVELOPMENT

  The Company believes its leaders and sales force are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training and developing these employees. The Company spent approximately $5.5 million and $3.0 million for training and development in fiscal years 1999 and 1998, respectively. Over the past ten years, the Company has refined its recruitment practices and development procedures for its Physician Supply Business, and the Company developed similar training programs for the sales representatives and service specialists of its Imaging and Long-Term Care businesses. The Company's comprehensive program includes the following:

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

  Initial Development. Each sales trainee is initially recruited to work for PSS World Medical, Inc. and is first brought to The University for education about the business and each division, introduction to officers, and orientation on the culture. This is followed with placement in one of several training branches at one of the three divisions. Each trainee is then assigned to a service center for longer-term training. Under the supervision of local leaders, training consists of a combination of self-study, individual instruction and interaction with customers and vendors. Such training includes 16 one-week courses providing instruction on products, procedures, and selling skills. During this development program, the trainee attends The University for additional training. Individual progress is measured weekly through formal testing and role playing, resulting in continued advancement to graduation, usually within 16 weeks. PSS designs the program to be strenuous of the trainees that enter, only 70% successfully complete the program.
  Upon graduation, the newly appointed sales representative assumes responsibility for the first available sales territory, within a preferred region regardless of location. The Company typically has approximately 50 sales candidates at various stages of the training process. The Company believes that the level of its expenditures in developing new sales representatives and its ability to place new sales representatives quickly in a new region is unique within the industry. The new sales graduate is placed on a salary-to-commission conversion program.

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

  Technical Service Specialists. The Imaging Business has implemented an intensive service training schedule in which the vast majority of it's over 750 service specialists will be participating in some manner in the upcoming fiscal year. The Company has recently successfully completed its first Basic X-ray class, and it was very successful. Presently, the Company is in the process of designing and constructing its own state-of-the-art 5,000 square foot Diagnostic Imaging training center where it will provide classes on all aspects of the imaging business including film handling equipment, Basic X-ray, Basic Imaging, Laser Imager and mammography equipment. During fiscal 2000, the Company will train over 250 service specialists in The University's classes on customer skills and communications. In addition, a large number of service specialists will attend classes provided by various equipment manufacturers.

  Continued Development. The Company provides several programs to continue development of its sales and leadership organization. The programs provided by The University include a leadership program for senior sales representatives, a general leaders program for first-year leaders that emphasizes creativity and innovation, and a senior leadership development program. In addition, the Company encourages its sales representatives to participate in industry-accredited self-study programs. Every sales representative routinely attends local sales meetings, annual sales and marketing meetings, key vendor product conferences and continuing education programs at The University. Additionally, the Company is developing training programs on customer service, purchasing and other field operations.

  On April 2, 1999, the Company had approximately 1,118 sales representatives, 727 imaging service specialists, and 4,900 total employees. The Company considers its employee relations to be excellent.

                              INFORMATION SYSTEMS

  PSS World Medical is in the process of implementing JD Edwards OneWorld ERP. The Company successfully deployed the JD Edwards OneWorld general ledger and accounts payable system to its PSS and Gulf South divisions during fiscal 1999. Distribution modules will be piloted during the September 30, 1999 quarter with a rollout to begin in the December 31, 1999 quarter. The system utilizes state-of-the-art client server technology to deliver an easy to use end user interface that will long-term reduce training costs and boost productivity among PSS and Gulf South knowledge workers. The system runs on an Oracle 8i database with HP9000 Unix hardware providing the engine for success.

  Physician Supply Business

  The Physician Supply Business maintains a decentralized information system with data acquisition at the local service centers and a centralized database that is accessible from all of the service centers. ICONSM is a sales force automation tool that allows the Physician Supply Business sales representatives to access critical customer information and place orders from any location using a pen-based, hand-held computer system. ICONSM provides the sales representatives with customer pricing, contracts, backorders, inventory levels, account status and instant ordering. ICONSM has increased time available for selling, decreased operating expenses in the service centers, and enhanced the Company's ability to provide same-day delivery to customers.

  During fiscal years 1999 and 2000 the Physician Supply Business developed and test-marketed the ICONWeb system. The Company believes this system is the first Internet based health care information system designed and used specifically for inventory management and purchasing for the medical practice. Company customers can access ICONWeb through the Internet at

  http://www.iconweb.com after receiving their personal password from the
  ----------------------
  Company. All Company customers, regardless of size, with access to the Internet, will be given access to services and on-line information, including:
  (i) on-line order placement and confirmation; (ii) customer specific pricing, product availability, back orders and utilization reports; (iii) working capital management reports; and (iv) practice compliance assistance for OSHA and CLIA, including a database of medical safety sheets. The system will be completely deployed by November 1999.

  QuickTrack is a delivery automation system that was completed in August 1998. The system provides electronic signature recognition and web based proof of delivery and has dramatically increased PSS customer service responsiveness to customer order inquiries. QuickTrack has also helped PSS to maintain stable accounts receivable levels due to this online access to proof of delivery information.

  To enable the Company to maintain high customer order fill rates on a consistent basis, the Company utilizes its BEAR system. Each service center reports its inventory quantities on a daily basis. The separate service center reports are combined into one company-wide inventory report containing product number, quantity on hand and historical usage. This system reduces back orders to customers and reduces the Company's total inventory through increased inventory efficiencies. BEAR also displays the on-hand usage quantities of neighboring service centers that are within one commercial shipping day of the service center.

  Imaging Business

  The Imaging Business is currently completing the system rollout that was started in October 1997. The Imaging Business maintains this centralized system with rollover capability to an offsite facility in the event the current system is unavailable. Certain recent acquisitions are not on the new system, but the Company expects to convert its remaining acquisition locations by the end of September 1999. The current system runs on the AS/400 model 740 using several software packages. JD Edwards supports the core business functions such as accounts payable, accounts receivable, general ledger, and distribution. MDSI supports the service component of the business, and there are several add-in components such as RF-Smart (warehouse - management), Premenos (EDI), and Quardrant (faxing from the AS400). The current general ledger and accounts payable system is connected to that of PSS World Medical, but will be replaced by the Company's consolidated general ledger and accounts payable system in fiscal 2000.

  During fiscal 1999, the Imaging System developed a STARS (Service Technician Automated Response System) that provides this division the ability to better service our customers and improve efficiency. This system will be implemented during fiscal 2000.

  Long-Term Care Business

  Gulf South maintains a centralized computing environment that allows for real time data updates and access by our remote branch locations via a wide area network. The Gulf South distribution system was designed and developed in house, specifically for the medical supply distribution industry. This distribution system is connected to the PSS World Medical general ledger and accounts payable system. Once the new PSS distribution system is implemented, the existing Gulf South distribution system will be replaced by the OneWorld JD Edwards Company system.

  In the past year, Gulf South has developed an internet based sales force automation application (RepNet) and a customer on-line ordering application (GSOnline). Repnet provides the Gulf South sales force with immediate access to customer account data and historical purchasing activity, product and inventory data, and remote sales quotes and sales order entry capabilities. This system has greatly improved the amount of information available to our mobile sales force and increased the level of service provided to our customer. GSOnline is an internet based order entry and historical reporting application developed specifically for the Gulf South customer. Through GSOnline a customer can access their specific account pricing and product formularies, inquire on product availability, place orders and view order status, and perform history reporting.

  In addition, Gulf South offers its customers Accuscan, a barcode based inventory control and ancillary billing software package designed specifically for the long term care and home health industries. Accuscan allows a customer to maintain a real time inventory count and order products on a just-in-time basis, as well as to monitor patients' utilization of products.

  The effectiveness of internet access to improve efficiencies of distribution in the health care industry is being tested and developed by current and new participants of the health care industry. The Company believes its physician customers will be very late adopters of both e-commerce and the internet. However, $80,000 a day of long-term care sales are currently being processed by the Long-Term Care Business with approximately 40% of all of its sales processed through e-commerce. The Imaging Business is currently implementing its internet access for its customers.

                      PURCHASING AND VENDOR RELATIONSHIPS

  The Company aggressively seeks to purchase the medical supplies and equipment it distributes at the lowest possible price through volume discounts, rebates and product line consolidation. The Company's materials management group negotiates all of its contract terms with vendors. Individual orders are placed by the Company's purchasing agents located at the Company's service centers, who are responsible for purchasing and maintaining the inventory. Supplies and equipment are delivered directly from vendors to the service centers.

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

  In addition, the Company continually seeks vendor relationships on an exclusive or semi-exclusive basis providing the Company with a competitive advantage and providing the manufacturer with one distribution channel comprised of 1,118 highly-trained, consultative sales representatives. Following is a list of manufacturers that the Company currently maintains such relationships and the type of product offered:

                   Manufacturer                                            Product
---------------------------------------------------      --------------------------------------------------
Abbott Laboratories, Inc...........................      Blood chemistry analyzers, hematology products,
                                                           immunoassay analyzers, rapid tests, and reagents
Biosound...........................................      Ultrasound equipment
Candela............................................      Laser equipment
Critikon (a Johnson & Johnson Company).............      Vital signs monitors
Hologic, Inc.......................................      Bone densitometry analyzers
Leisegang Medical, Inc.............................      OB/GYN diagnostic instruments, ultrasonic tissue
                                                           aspirator (liposuction)
Philips Medical Systems............................      Computed tomography
Roche/Boehringer Mannheim Corporation..............      Hematology, chemistry analyzers, and reagents
Siemens............................................      Ultrasound equipment
Sonosight..........................................      Hand-held ultrasound equipment
Trex Medical Corporation...........................      Imaging systems

  Vendor relationships are an integral part of the Company's businesses. Marketing and sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are strategic to the Company's future success.

  In the Imaging Business, prices of consumable imaging products, primarily films and film related products, are influenced significantly by three manufacturers through distributor discounts and rebates. These distributor/manufacturer relationships affect the profitability of the Company's Imaging Business. Additionally, the development of new technology may change the manner in which diagnostic imaging services are provided. In the event of such technological changes, the Company's ability to obtain distribution agreements or develop vendor relationships to distribute such new technology will impact the Company's operations.

                                  COMPETITION

  The Company operates in a highly competitive environment. The Company's principal competitors are the few multimarket medical distributors that are full-line, full-service medical supply companies, most of which are national in scope. These national companies have sales representatives competing directly with PSS, are substantially larger in size, and have substantially greater financial resources than the Company. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same market as the Company. Most local dealers are privately owned and operate with limited product lines. There are several mail order firms that distribute medical supplies on a national or regional basis. The Company also competes with manufacturers that sell their products both to distributors and/or directly to users, including office-based physicians and hospitals.

                                  RISK FACTORS

  Our Continued Rapid Growth Through Acquisitions Could Adversely Affect Our Financial Condition, Results of Operation, and Liquidity

  We anticipate that we will continue to grow through the acquisition of medical-products distributors. These acquisitions may expose us to the following risks, among others:

        o  diversion of management's attention from the business of running PSS;
        o the inability to integrate acquired companies' information systems into our operations;
        o  the assumption of liabilities;
        o  amortization of goodwill and other intangible assets;
        o entry into markets in which we have little or no direct prior experience;
        o  the potential loss of key employees of the acquired company;
        o  an inability to manage changing business conditions;
        o an inability to implement and improve our central and reporting system;
        o  an adverse affect on our liquidity;
        o dilution to our earnings per share before giving effect to certain expected potential cost savings and synergies; and
        o  charges to earnings.

  In addition, our systems, procedures, controls and existing space may not be adequate to support continuing extensions of our operations. Our operating results substantially depend on our ability to improve technical, administrative, financial control, and reporting systems of acquired businesses.

  If We Cannot Integrate Acquired Companies with Our Business, Our Profitability May Be Adversely Affected

  Even though we may acquire additional companies in the future, we may be unable to successfully integrate the acquired business and realize anticipated economic, operational and other benefits in a timely manner. Integration of an acquired business is especially difficult when we acquire a business in a market in which we have limited or no expertise, or with a corporate culture different from ours. If we are unable to successfully integrate acquired businesses:

        o  we may incur substantial costs and delays;
        o  we may experience other operational, technical or financial problems;
        o  our management's attention and other resources may be diverted; and
        o  our relationships with our key clients and employees may be damaged.

  Our Rate of Revenue Growth Will Be Adversely Affected If We Are Unable to Make Future Acquisitions

  If we are unable to make acquisitions, we may not meet our revenue growth expectations and our business, financial condition, and results of operations could be materially and adversely affected. While we are not currently a party to any agreements or understandings for any material acquisitions, we expect to continue to acquire both domestic and foreign companies as part of our growth strategy. However, we may be unable to continue to identify suitable acquisition candidates. We compete with other companies to acquire businesses that distribute medical equipment and supplies to physicians, other alternate-site providers, long-term care providers, home care providers, and hospitals as well as other lines of business. We expect this competition to continue to increase, making it more difficult to acquire suitable companies on favorable terms.

  Acquisitions May Decrease Our Shareholders' Percentage Ownership in PSS and Require Us To Incur Additional Debt

  We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. This additional debt and amortization expense may reduce significantly our profitability and materially and adversely affect our business, financial condition, and results of operations.

  Our Indebtedness May Limit Our Ability to Obtain Additional Financing in the Future and May Limit Our Flexibility to React to Industry or Economic Conditions

  In October 1997, we issued $125.0 million of 8.5% Senior Subordinated Notes due 2007. The Notes are governed by an indenture between PSS, all of our domestic subsidiaries and SunTrust Bank, Central Florida, as trustee. At April 2, 1999, our consolidated long-term indebtedness was $125.0 million under these Notes. For fiscal 2000, we are scheduled to pay approximately $11.7 million in principal and interest for our Notes and capitalized leases. In addition, we have a credit facility with a syndicate of lenders for an additional $140.0 million, of which $24.0 million was outstanding as of April 2, 1999. If we default under any of our indebtedness, then we are deemed to be in default under the terms of the indenture and the credit agreement.

  As a result of this increased leverage, our principal and interest obligations have increased significantly. The level of its indebtedness could:

        o limit our ability to obtain additional financing in the future for working capital;
        o  limit our ability to make capital expenditures;
        o  limit our acquisition activity;
        o limit our flexibility in reacting to changes in the industry and economic conditions in general; and
        o adversely affect our liquidity because a substantial portion of cash flow must be dedicated to debt service and will not be available for other purposes.

  We believe that our cash flow, together with available borrowings, is sufficient to allow us to meet operating expenses and service our debt requirements in the future. Our belief assumes, among other things, that we will successfully implement our business strategy and that there will be no material adverse developments in our business, liquidity, or capital requirements. However, if we are unable to generate sufficient cash flow from operations to service our indebtedness, we will be forced to adopt an alternative strategy that may include the following options:

        o  reducing or delaying acquisitions and capital expenditures;
        o  selling assets;
        o  restructuring or refinancing our indebtedness; and
        o  seeking additional equity capital.

  Our Indenture and Credit Facility May Limit Our Ability to Make Acquisitions

  The financial covenants in our indenture and credit facility may restrict us from making certain acquisitions for the following reasons, among others:

        o we must maintain a consolidated fixed coverage ratio of 2.0 to 1.0 or greater;
        o we must maintain a consolidated leverage ratio of 3.5 to 1.0 or less; and
        o we may only engage in businesses that we have previously engaged in or certain other reasonably related businesses.

  We Face Pricing and Customer Credit Quality Pressures Due to Reduced Spending Budgets by Health Care Providers

  The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, recent changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of our Gulf South subsidiary. For cost-reporting periods beginning on or after July 1, 1998, Medicare's prospective payment system was applied to the long-term care industry. This prospective payment system will limit government payments to long-term care providers to federally established cost levels. Prior to this time, the long-term care facilities were reimbursed by the Medicare program pursuant to a cost-based reimbursement system. This shift was designed to encourage greater provider efficiency and to help stem the growth in reimbursement relating to the care of long-term care patients. Under the prospective payment system, the customers of our Gulf South subsidiary are now receiving revenues that are substantially less than they received under cost-based reimbursement. In addition, private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs. Therefore, particularly with respect to our Gulf South customers, we cannot assure you that the purchase of our medical products will not be limited or reduced or that we will be able to collect our receivables in a timely manner, if at all. This may adversely affect our future sales and income.

  Our Strategy for Growth May Not Result in Additional Revenue or Operating Income and May Have An Adverse Effect on Working Capital and Earnings

  A key component of our growth strategy is to increase sales to both existing and new customers, including large chains, independent operators and provider groups. We intend to accomplish this by:

        o  adding one or more new strategic distribution centers;
        o  expanding some existing distribution centers;
        o  hiring additional direct sales or other personnel; and
        o  increasing our national sales efforts.

  We cannot assure you that these efforts will result in additional revenues or operating income.

  We also anticipate continuing to grow through the opening of start-up imaging and long-term care service centers. We anticipate these start-ups to generally incur operating losses for approximately 18 months. This expansion, therefore, entails risks, including:

        o an adverse effect on working capital and earnings during the expansion period;
        o  the incurrence of significant indebtedness; and
        o  significant losses from unsuccessful start-ups.

  As We Continue to Increase Our Sales to Large Chains and Consolidating Provider Groups, We May Face Competitive Pricing Pressures

  We are expanding our business with large chains and consolidating provider groups, especially in the long-term care market. This may result in competitive pricing pressures. Our gross margins on these large group chains are 300 to 600 basis points lower than average due to:

        o  additional negotiating leverage of large chains;
        o  vendor agreements containing volume discounts;
        o  customer volume specifications; and
        o  service specifications.

  We Depend Heavily on Our Exclusive Distributorship Agreements

  We distribute over 45,000 medical products manufactured by approximately 5,000 vendors. We rely on these vendors for the manufacture and supply of products. During the 12-month period ended April 2, 1999, however, no vendor relationship accounted for more than 10%, except for Eastman Kodak that accounted for less than 15%, of PSS' inventory purchases.

  One of our significant vendor contracts is with Abbott Laboratories. Abbott may terminate the contract if we do not meet certain sales levels. We have, in the past, renegotiated such sales levels. Our other exclusive and semi-exclusive distribution agreements include agreements for certain products manufactured by:

        o  Abbott Laboratories, Inc.        o  Philips Medical Systems
        o  Biosound                         o  Roche/Boehringer Mannheim
        o  Candela                             Corporation
        o  Critikon                         o  Siemens
        o  Hologic, Inc.                    o  Sonosight
        o  Leisegang Medical, Inc.          o  Trex Medical Corporation

  Our ability to maintain good relations with these vendors affects our profitability. Currently, PSS relies on vendors to provide:

        o  field sales representatives' technical and selling support;
        o  agreeable purchasing and delivery terms;
        o  sales performance incentives;
        o  financial support of sales and marketing programs; and
        o  promotional materials.

  There can be no assurance that we will maintain good relations with our vendors.

  Our Gulf South Subsidiary Depends on a Limited Number of Large Customers

  Consolidation among long-term care providers, including several national hospital and drug wholesale distributors and health care manufacturers, may result in a loss of large customers. Gulf South's business depends on a limited number of large customers for a significant portion of its net sales. As is customary in its industry, Gulf South does not have long-term contracts with its customers and sells on a purchase order basis only. The loss of, or significant declines in, the level of purchases by one or more of these large customers would have a material adverse effect on our business and results of operations. Failure to collect accounts receivable from its largest customers due to an adverse change in the financial condition of any of these customers could have a material adverse effect upon our results of operations or financial condition.

  Litigation and Liability Exposure

  A series of related, putative class actions were filed against PSS and two officers in the United States District Court for the Middle District of Florida, Jacksonville Division, beginning on or about March 22, 1999 seeking to recover indeterminate damages, interest, costs and attorneys' fees for a class of stock purchasers between June 16, 1998 and March 10, 1999. The claims are based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 and "control person" liability arising out of PSS' announcement that the SEC is reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions are presently being consolidated and a motion to dismiss will ultimately be filed. The lawsuits are in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to us.

  PSS and certain of our current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-21A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased PSS' stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcements by PSS in May 1998 regarding the Gulf South merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. We believe that the allegations contained in the complaint are without merit and intend to defend vigorously against the claims. The defendants filed their motions to dismiss on January 25, 1999 which are pending. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to us.

  Although we do not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. We are a party to various legal and administrative legal proceedings and claims arising in the normal course of business. However, to date we have not experienced any significant product liability claims and maintain product liability insurance coverage.

  We Need to Retain the Services of Senior Management

  Our success depends largely on the efforts and abilities of our senior management, particularly our Chief Executive Officer and Chief Financial Officer. The loss of the services of one or more of such individuals may adversely affect our business. Because of our decentralized operating structure, we are also dependent upon the operations and sales managers for each of our service centers.

  We Need to Hire and Retain Qualified Sales Representatives and Service Specialists to Continue Our Sales Growth

  In our experience, our ability to retain existing customers and attract new customers is dependent upon:

        o  hiring and developing new sales representatives;
        o adding, through acquisitions, established sales representatives whose existing customers become customers of PSS;
        o  retaining those sales representatives; and
        o hiring and retaining skilled service specialists in a tight market to maintain radiology and imaging equipment for our Imaging Business.

  An inability to adequately hire or retain sales representatives or service specialists could limit our ability to expand our business and grow sales.

  Due to relationships developed between PSS' sales representatives and their customers, upon the departure of a sales representative, we face the risk of losing the representative's customers. This is particularly a risk where the representative goes to work as a sales representative for a competitor. We generally require our sales representatives and service specialists to execute a noncompetition agreement as a condition of employment. We have not, however, obtained these agreements from some of these employees. In addition, courts do not always uphold the terms of noncompetition agreements.

  We May Not Be Able to Continue to Compete Successfully With Other Medical Supply Companies

  The medical supply distribution market is very competitive. Our principal competitors are the few full-line and full-service multi-market medical distributors, most of which are national in scope. Many of these national companies:

        o  have sales representatives competing directly with us;

        o  are substantially larger in size; and
        o  have substantially greater financial resources than we do.

  We also compete with:

        o  local dealers;
        o  mail order firms; and
        o certain manufacturers that sell their products both to distributors and directly to users such as office-based physicians.

  Most local dealers are privately owned and operate within limited product lines. Several of our mail order competitors distribute medical supplies on a national or regional basis.

  Continued Consolidation Within the Health Care Industry May Lead to Increased Competition

  Consolidation within the health care industry has resulted in increased competition by large national distributors and drug wholesalers. In response to competitive pressures, we have lowered and may continue to lower selling prices in order to maintain or increase our market share. These lower selling prices have resulted and may continue to result in lower gross margins.

  We could face additional competition because:

        o many of our products can be readily obtained by competitors from various suppliers;
        o competitors could obtain exclusive rights to market a product to our exclusion;
        o national hospital, drug wholesale distributors and health care manufacturers could begin focusing their efforts more directly on the long-term care market;
        o hospitals forming alliances with long-term care facilities to create integrated health care networks may look to hospital distributors and manufacturers to supply their long-term care affiliates;
        o as provider networks are created through consolidation among physician provider groups, long-term care facilities and other alternate site providers, purchasing decisions may shift to people with whom we have no selling relationship; and
        o we are increasingly focusing on national accounts where the purchasing decision may not be made by our traditional customers.

  Therefore, we cannot assure you:

        o that we will be able to maintain our customer relationships in such circumstances;
        o that such provider consolidation will not result in reduced operating margins; or
        o that we will not face increased competition and significant pricing pressure in the future.

  Risks of Managing and Expanding Operations in Foreign Countries

  Through our WorldMed International, Inc. subsidiary, we have acquired medical supply distributors serving physicians in Belgium, France, Germany, Luxembourg and the Netherlands and plan to increase our presence in European markets. As of April 2, 1999, we have directly invested approximately $13 million in our European operations and have guaranteed approximately $5 million in bank debt. The expansion efforts in Europe have slowed due to:

        o internal competition for investment resources from our new imaging and long-term care divisions;
        o language barriers to effective communication of business prospects and goals; and
        o  development of key personnel necessary for expansion.

  As we expand internationally, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory impediments may exist. We cannot assure you that vendors, physicians or other involved parties in foreign markets will accept our services and business practices. The cost of medical care in many European countries is funded by the government, which may significantly impact spending budgets in certain markets. International revenues are subject to inherent risks, including:

        o  political and economic instability;
        o  difficulties in staffing and managing foreign operations;
        o  difficulties in accounts receivable collection;
        o  fluctuating currency exchange rates;
        o costs associated with localizing service offerings in foreign countries;
        o  unexpected changes in regulatory requirements;
        o  difficulties in the repatriation of earnings; and
        o burdens of complying with a wide variety of foreign laws and labor practices.

  Continued Development and Proliferation of Digital Radiology Equipment May Adversely Affect Profits From Our Imaging Business

  Recently, certain manufacturers have developed digital radiology equipment that does not rely on film and film products. Film and film products constitute a substantial percentage of the products distributed by our Imaging Business. We cannot assure you that the introduction and proliferation of digital radiology or other technological changes will not result in a material adverse change in the Imaging Business. While we anticipate that we will distribute new imaging technology, we cannot assure you that we will obtain distribution agreements or develop vendor relationships to distribute such new technology. In addition, we cannot assure that we would be able to distribute any such new technology profitably.

  We Maintain a Significant Investment in Product Inventory Which Exposes Us to Risks of Product Obsolescence or Price Changes

  In order to provide prompt and complete service to our customers, we maintain a significant investment in product inventory at our 111 warehouse locations. Although we closely monitor our inventory exposure through inventory control procedures and policies, we cannot assure you that:

        o  such procedures and policies will continue to be effective; or
        o  unforeseen product development or price changes will not occur.

  In addition, we may assume inventory of distributors we acquire. This inventory may include product lines or operating assets not normally carried or used by us. These product lines or assets may:

        o  be difficult to sell; and
        o result in our writing off any such unsold inventory or unused assets in the future.

  We cannot assure you that such risks will not adversely affect our business or results of operations.

  Expansion of the Two-Tiered Pricing Structure May Place Us at a Competitive Disadvantage

  As a result of the Non-Profit Act of 1944, the medical-products industry is subject to a two-tier pricing structure. Under this structure, certain institutions, originally limited to nonprofit hospitals, can obtain more favorable prices for medical products than PSS. The two-tiered pricing structure continues to expand as many large integrated health care providers and others with significant purchasing power demand more favorable pricing terms. Although we are seeking to obtain similar terms from our manufacturers, we cannot assure you that we can obtain such terms. Such a pricing structure, should it persist, may place us at a competitive disadvantage.

  Our Net Sales and Operating Results May Fluctuate Quarterly

  Our net sales and operating results may fluctuate quarterly as a result of the following factors:

        o  fluctuating demand for our products and services;
        o the introduction of new products and services by the Company and our competitors;
        o  acquisitions or investments;
        o  changes in manufacturers' prices or pricing policies;
        o  changes in the level of operating expenses;
        o  changes in estimates used by management;
        o  product supply shortages;
        o  inventory adjustments;
        o  changes in product mix; and
        o  general competitive and economic conditions.

  In addition, a substantial portion of our net sales in each quarter that may be impacted by the above factors result from orders recorded in such quarter. Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is possible that in certain future periods our operating results may be below analysts' and investors' expectations. This could materially and adversely affect the trading price of our common stock.

  Our Business is Dependent Upon Sophisticated Data Processing Systems

  The success of our business relies on our ability to:

        o  obtain, process, analyze and manage data and
        o  maintain and upgrade our data processing capabilities.

  We rely on this capability because:

        o we typically receive rebates from manufacturers when we sell certain products for our Imaging Business and need sophisticated systems to track and apply for such rebates;
        o  we must convert data and information systems after acquisitions;
        o  we must receive and process customer orders quickly; and
        o  we must ship orders on a timely basis.

  Our business, financial conditions and results of operations may be materially adversely affected if, among other things:

        o our data processing capabilities are interrupted or fail for any extended length of time;
        o  we fail to upgrade our data services;
        o our data processing system is unable to support our expanded business; or
        o  we lose or are unable to store data.

  We May Lose Revenue or Incur Additional Costs Because of Failure to Adequately Address the Year 200 Issue

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

  We have developed and are implementing a Year 2000 program to address information technology systems as well as telecommunications and warehouse systems. We currently estimate that the total of such costs for addressing our internal Year 2000 readiness, on a worldwide basis, will approximate $1.7 million in the aggregate on a pretax basis. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time, however, has not been specifically quantified. In addition, recent acquisitions of Imaging Business companies have added to our remediation efforts. We do not fully know the state of Year 2000 readiness of the acquired companies.

  Moreover, we could be adversely affected if critical suppliers, customers, banks, payers, utilities, transportation companies, or other business partners fail to properly remediate their systems to achieve Year 2000 compliance. We are subject to risk should Government or private payers (including insurers) fail to become Year 2000 ready and, therefore, be unable to make full or timely reimbursement to our customers. Such a situation could have a material adverse affect on our cash flows, financial position, or results of operations by reducing the ability of customers to pay for products purchased from us.

  Risks to achieve Year 2000 compliance include:

        o  the availability of resources;
        o our ability to discover and correct potential Year 2000 problems which could have a serious impact on specific systems, equipment or facilities; and
        o the ability of our significant vendors, payers and customers to make their systems Year 2000 compliant.

  Even with the contingency plans in place, there can be no assurance that we will avoid experiencing problems relating to Year 2000 problems.

  Our Articles of Incorporation, Bylaws, Rights Agreement and Florida Law May Inhibit a Takeover of PSS

  Our Articles of Incorporation and Bylaws and Florida law contain provisions that may delay, deter or inhibit a future acquisition. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

        o  a staggered Board of Directors;
        o  the Affiliated Transaction Statute; and
        o  the Control-Share Acquisition Statute.

  In addition, the rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future and that may be senior to the rights of holders of our common stock. On April 20, 1998, our Board of Directors approved a Shareholder Protection Rights Agreement which provides for one preferred stock purchase right in respect of each share of our common stock. These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of our then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for your shares of common stock at a premium and could have a material adverse effect on the market price of your shares.

                              REGULATORY MATTERS

  General

  Federal, state, and local governments extensively regulate the provision of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. Applicable federal and state statutes and regulations require the Company to meet various standards relating, among other things, to licensure, personnel, maintenance of proper records, equipment and quality assurance programs.

  The Company believes it substantially complies with applicable federal and state laws. However, if a state or the federal government finds that the Company has not complied with these laws, then the Company could be required to change its way of operating, and this could have a negative impact on the Company. The Company believes that the health care services industry will continue to be subject to extensive regulation at the federal, state, and local levels. The Company cannot predict the scope and effect of future regulation on its business and cannot predict whether health care reform will require the Company to change its operations or whether such reform will have a negative impact on the Company.

  The Food, Drug and Cosmetic Act, Prescription Drug Marketing Act and Controlled Substances Act

  The Company's business is subject to regulation under the federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Controlled Substances Act, and state laws applicable to the distribution and manufacture of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. In addition, the Company is subject to regulations issued by the Food and Drug Administration, the Drug Enforcement Administration and comparable state agencies relating to these areas.

  The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture of drug and medical devices shipped in interstate commerce, including such matters as labeling, packaging, storage and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which they conduct business in accordance with federally established guidelines on storage, handling, and records maintenance. Under the Controlled Substances Act, the Company, as a distributor of controlled substances, is required to obtain annually a registration from the United States Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the United States Attorney General. The Company is required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates.

  The Anti-Kickback Statute

  Under Medicare, Medicaid, and other government-funded health care programs such as the CHAMPUS program, federal and state governments enforce a federal law called the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering or paying any type of benefit to another person in exchange for the referral of items or services covered by Medicare, Medicaid or other federally-subsidized program. Remuneration prohibited by the Anti-Kickback Statute includes the payment or transfer of anything of value. Many states also have similar anti-kickback statutes.

  The Anti-Kickback Statute is a broad law, and courts have not been consistent in their interpretations of it. Courts have stated that, under certain circumstances, the Anti-Kickback Statute is violated when just one purpose, as opposed to the primary purpose, of a payment is to induce referrals. To clarify what acts or arrangements will not be subject to prosecution by the Department of Justice, the Department of Health and Human Services ("DHHS") adopted a set of safe harbor regulations and has proposed additional safe harbor regulations. DHHS continues to publish clarifications to these safe harbors. If an arrangement does not meet all of the requirements of a safe harbor, it does not mean that the arrangement is necessarily illegal or will be prosecuted under the Anti-Kickback Statute.

  An arrangement must meet a number of specific requirements in order to enjoy the benefits of the applicable safe harbor. Meeting the requirements of a safe harbor will protect an arrangement from enforcement action by the government. The Company seeks to satisfy as many safe harbor requirements as possible when it is structuring its business arrangements. The types of arrangements covered by safe harbors that are not subject to enforcement actions by the government include, but are not limited to, certain investments in companies whose stock is traded on a national exchange, certain small company investments in which physician ownership is limited, rental of space, rental of equipment, personal services contracts, management contracts, sales of physician practices, physician referral services, warranties, discounts, payments to employees, and group purchasing organizations. Despite the Company's efforts to meet safe harbor requirements whenever possible and otherwise comply with the Anti-Kickback Statute, a government agency might take a position contrary to the interpretations made by the Company or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect the Company.

  The Health Insurance Portability and Accountability Act of 1996

  In an effort to combat health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996, also called HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs, and expanded the authority of the Office of Inspector General to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties, and established a criminal health care fraud statute.

  Federal health care offenses under HIPAA include health care fraud and making false statements relating to health care matters. Under HIPAA, among other things, any person or entity that knowingly and willfully defrauds or attempts to defraud a health care benefit program is subject to a fine, imprisonment, or both. Also under HIPAA, any person or entity which knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment for health care services by a health care benefit plan is subject to a fine, imprisonment, or both.

  The Company seeks to satisfy HIPAA when it is structuring its business arrangements. However, a government agency might take a position contrary to the interpretations made by the Company or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect the Company.

  Other Laws

  The Company is also subject to regulation in the European countries where its International Business markets its products. Many of the laws and regulations applicable in such countries are similar to those described above. The national health or social security organizations of certain countries require the products distributed by the Company to be qualified before they can be marketed in those countries.

  Health Care Legislation

  Federal, state and foreign laws and regulations regarding the sale and distribution of medical supplies, equipment and devices by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing the manner in which the Company provides services could have a material impact on the Company and could adversely affect its profitability. In addition, the Company's physician and other health care customers are subject to significant federal and state regulation. There can be no assurance that regulations that impact their practices will not have a material adverse impact on the Company's business.

Item 2.  Properties

  At April 2, 1999, the Company maintained 110 service centers providing service to 50 states throughout the United States, as well as Belgium, France, Germany, Luxembourg, and the Netherlands. All locations are leased by the Company with the exception of the Imaging Business service center located in Syracuse, New York, the International Business service center located in Leuven, Belgium, and the Long-Term Care Business service center located in Ridgeland, MS, and Long-Term Care Business administrative offices in Madison, Mississippi. The following table identifies the locations of the Company's service centers and the areas that they service.

PHYSICIAN SUPPLY BUSINESS

Service Center Location                States Serviced                Service Center Location                States Serviced
-----------------------           -------------------------          --------------------------         ----------------------------
Albany, NY                        CT, NY, VT                         Louisville, KY                     IN, KY
Albuquerque, NM                   CO, NM, TX                         Lubbock, TX                        TX
Atlanta, GA                       AL, GA                             Memphis, TN                        AR, MS, TN
Baltimore, MD                     MD, PA, VA, WV                     Milwaukee, WI                      WI
Birmingham, AL                    AL, MS                             Minneapolis, MN                    IA, MN, MT, ND, SD, WI
Charlotte, NC                     NC, SC, TN, VA                     New Orleans, LA                    AL, FL, LA, MS, TX
Chattanooga, TN                   AL, GA, TN                         Norfolk, VA                        NC, VA, WV
Chicago, IL                       IL, IN, WI                         Omaha, NE                          CO, IA, NE, WY
Cincinnati, OH                    IN, KY, OH, WV                     Orlando, FL                        FL
Cleveland, OH                     OH                                 Philadelphia, PA                   DE, NJ, NY, PA
Columbia, SC                      GA, SC                             Phoenix, AZ                        AZ
Dallas, TX                        OK, TX                             Pittsburgh, PA                     MD, NY, OH, PA, WV
Deerfield Beach, FL               FL                                 Portland, OR                       CA, OR, WA
Denver, CO                        CO, NM, WY                         Raleigh, NC                        NC, VA
Detroit, MI                       MI                                 Richmond, VA                       VA
Honolulu, HI                      HI                                 Roanoke, VA                        TN, VA
Houston, TX                       OK, TX                             Rochester, NY                      NY
Indianapolis, IN                  IL, IN                             Salt Lake City, UT                 CO, ID, MT, NV, UT
Jackson, MS                       LA, MS                             San Antonio, TX                    TX
Jacksonville, FL                  FL, GA, SC                         San Diego, CA                      CA
Kansas City, KS                   IA, IL, KS, MO                     San Francisco, CA                  CA
Knoxville, TN                     KY, NC, TN                         Seattle, WA                        AK, WA
Lafayette, LA                     LA                                 St. Louis, MO                      IL, MO
Las Vegas, NV                     AZ, NV, UT                         St. Petersburg, FL                 FL
Little Rock, AR                   AR, TX                             Tallahassee, FL                    AL, FL, GA
Long Island, NY                   MA, NJ, NY                         Tulsa, OK                          AK, MO, OK
Los Angeles, CA (North)           CA                                 Union, NJ                          NJ, NY
Los Angeles, CA (South)           CA                                 Wareham, MA                        CT, MA, ME, NH, RI

IMAGING BUSINESS

Service Center Location                States Serviced                Service Center Location                 States Serviced
-------------------------         -------------------------          --------------------------          --------------------------
Albany, NY                        CT, MA, NJ, NY, VT,                Laguna-Hills, CA                    AZ, CA, NM, NV, UT
Albuquerque, NM                   AZ, CO, NM, TX                     Las Vegas, NV                       NV, UT
Atlanta, GA                       GA, SC                             Leon Valley, TX                     TX
Austin, TX (1)                    TX                                 Little Rock, AR                     AK, LA, MS, OK, TN
Birmingham, AL                    AL, FL, MS                         Lubbock, TX                         TX
Charlotte, NC                     NC, SC                             Lynnwood, WA                        AK, ID, MT, OR, WA
Chicago, IL                       IL, IN, WI                         Memphis, TN                         AR, MS, TN
Columbia, SC                      SC, NC                             Nashville, TN                       KY, TN
Dallas, TX                        AR, LA, OK, TX                     Phoenix, AZ (2)                     AZ
Danville, PA (1)                  NJ, PA                             Pompano Beach, FL                   FL
Del City, OK                      KS, OK                             Raleigh, NC                         NC
Delran, NJ                        MD, NJ, NY, PA, VA,                Redlands, CA                        CA
Denver, CO                        CO, KS, NE, UT, WY                 Roanoke, VA                         NC, TN, VA, WV
Ft. Myers, FL (2)                 FL                                 Rochester, NY                       OH, NY, PA
Hicksville, NY                    NY, PA                             Salt Lake City, UT                  ID, NV, UT, WY
Houston, TX                       TX                                 South Beloit, IL                    IA, IL, IN, WI
Indianapolis, IN                  IN, KY                             St. Louis, MO                       IL, KY, MO
Jacksonville, FL                  FL, GA                             Syracuse, NY                        NY, PA
Kansas City, KS                   KS, MO                             Tampa, FL                           FL
Knoxville, TN                     GA, KY, TN


LONG-TERM CARE BUSINESS

Service Center Location                States Serviced                Service Center Location                States Serviced
-------------------------         -------------------------          --------------------------          --------------------------
Atlanta, GA                       AL, GA, SC, TN                     Madison, WI                        IA, MD, MN, NE, WI
Birmingham, AL                    AL, FL, MS, TN                     Manchester, NH                     ME, NH, RI
Columbus, OH                      IN, OH, PA, WV                     Orlando, FL                        FL, GA
Dallas, TX                        KS, LA, NM, OK, TX                 Phoenix, AZ                        AZ, NM
Harrisburg, PA                    NJ, NY, OH, PA, VA, WV             Raleigh, NC                        NC, SC, VA, WV
Jackson, MS                       AL, LA, MS, TN                     Sacramento, CA                     CA, OR, WA
Los Angeles, CA                   CA, NV                             San Antonio, TX                    LA, NM, TX

INTERNATIONAL BUSINESS

Service Center Location                  Country Serviced                  Service Center Location               Country Serviced
-------------------------              --------------------              ------------------------              ---------------------
Leuven, Belgium                        Belgium, France,                  Dusseldorf, Germany                   Germany
                                       Germany, Luxembourg               Utrecht, Netherlands                  Netherlands

(1)  Merged into existing service centers subsequent to April 2, 1999
(2)  Acquired subsequent to April 2, 1999

  In the aggregate, the Company's service centers consist of approximately 2.4 million square feet, of which all is leased, with the exception of the locations in Syracuse, New York, Leuven, Belgium, Ridgeland, Mississippi, and Madison, Mississippi, under lease agreements with expiration dates ranging from July 31, 1999 to January 31, 2013. The Company's service centers range in size from approximately 3,500 square feet to 90,000 square feet.

  The corporate offices of PSS consist of approximately 65,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. The lease for this space expires in April 2002.

  At April 2, 1999, the Company's facilities provided adequate space for the Company's operations. Throughout the Company's history of growth, the Company has been able to secure the required facilities.

Item 3.  Legal Proceedings

  A series of related, putative class actions were filed against PSS and two officers in the United States District Court for the Middle District of Florida, Jacksonville Division, beginning on or about March 22, 1999 seeking to recover indeterminate damages, interest, costs and attorneys' fees for a class of stock purchasers between June 16, 1998 and March 10, 1999. The claims are based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 and "control person" liability arising out of PSS' announcement that the SEC is reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions are presently being consolidated and a motion to dismiss will ultimately be filed. The lawsuits are in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

  PSS and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-21A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. PSS believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The defendants filed their motions to dismiss on January 25, 1999 which are pending. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

  Gulf South and certain of its current and former officers and directors, among others, were named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv525BN. On May 14, 1999, the United States Court of Appeals for the 5th Circuit dismissed the Krupnik case with prejudice. On May 24, 1999 the United States District Court for the Southern District of Mississippi, Jackson Division, dismissed the Klein case with prejudice.

  PSS was named in a purported patent infringement suit filed by Bayer Corp. in the United States District Court for the Middle District of Florida (No. 89-235 Civ. J-21A). In this lawsuit, Bayer alleged that certain of the urinalysis test strips sold under the Penny SaverTM name infringe four Bayer patents. On May 18, 1999, Bayer and PSS settled this lawsuit with the entry of a consent decree. Under the consent decree, (a) Bayer waived any claim for money damages; (b) Bayer dismissed its claim for infringement of one of the patents without prejudice; (c) PSS agreed the remaining three patents were infringed, but did not concede their validity; (d) PSS agreed to an injunction against the sale of the products which infringed the three remaining patents; and (e) PSS' claim that the patents were invalid was dismissed without prejudice.

  Although PSS does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. PSS is a party to various legal and administrative legal proceedings and claims arising in the normal course of business. However, PSS has not experienced any significant product liability claims and maintains product liability insurance coverage. While any litigation contains an element of uncertainty, management believes that, other than as discussed above, the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5.  Market for the Registrant's Common Shares and Related Shareholder
         Matters

  Shares of PSS World Medical, Inc.'s Common Stock are quoted on the NASDAQ National Market under the ticker symbol "PSSI." The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company's Common Stock during the periods indicated:

                                      Quarter Ended                                              High        Low
------------------------------------------------------------------------------------------    ----------  ---------
June 30, 1997.............................................................................      $19.00      $12.00
September 30, 1997........................................................................       19.50       16.75
December 31, 1997.........................................................................       24.00       18.06
April 3, 1998.............................................................................       26.00       18.31
June 30, 1998.............................................................................       24.13       12.06
September 30,1998.........................................................................       20.50       14.13
December 31, 1998.........................................................................       23.25       15.63
April 2, 1999.............................................................................       23.00        8.81


  As of April 2, 1999, there were 1,600 holders of record and approximately 17,000 beneficial holders of the Company's Common Stock.

  Since inception, the Company has neither declared nor paid cash dividends on the Common Stock. The Company expects that earnings will be retained for the growth and development of the Company's business. Accordingly, the Company does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future. Certain acquired companies paid distributions to their S corporation shareholders during the periods prior to acquisition by the Company.

Item 6.  Selected Financial Data

  The following selected financial data of the Company for fiscal years 1995 through 1999 have been derived from the Company's consolidated financial statements which give retroactive effect to the mergers accounted for as pooling of interests. The fiscal 1998 and 1997 consolidated financial statements combine the December 31, 1997 and December 31, 1996 financial statements of Gulf South with the April 3, 1998 and March 28, 1997 financial statements of PSS, respectively. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's fiscal 1999 consolidated financial statements include the combined results of operations for the period from April 4, 1998 to April 2, 1999, of both PSS and Gulf South.

                                                                                             Fiscal Year Ended
                                                                 -------------------------------------------------------------------
                                                                    1995          1996          1997           1998         1999
                                                                 -----------   ----------    ----------    -----------   -----------
                                                                  (Restated)  (Restated)   (Restated)     (Restated)
                                                                                (Dollars in Thousands, Except Per Share Data)
Income Statement Data:
 Net sales                                                         $564,136    $719,214     $1,166,286     $1,381,786     $1,564,505
 Gross profit                                                       156,344     194,711        287,473        366,436        421,908
 Selling and G&A expenses                                           135,320     159,578        266,721        330,668        348,055
 Net income                                                           7,465      10,706         15,523         17,552         43,741
                                                                 -----------   ----------    ----------    -----------   -----------
 Earnings per share:
   Basic                                                                N/A    $   0.17     $     0.23     $     0.25     $     0.62
   Diluted                                                            $0.12    $   0.16     $     0.23     $     0.25     $     0.61
                                                                 -----------   ----------    ----------    -----------   -----------
 Weighted average shares outstanding (h)
   Basic                                                                N/A      55,813         66,207         69,697         70,548
   Diluted                                                           47,979      57,360         66,957         70,545         71,398
                                                                 -----------   ----------    ----------    -----------   -----------
Balance Sheet Data:
 Working capital                                                   $ 88,011    $211,835     $  270,018     $  381,180     $  356,578
 Total assets                                                       189,866     351,553        512,640        691,254        743,381
 Long-term liabilities                                               39,927      10,622          8,459        138,178        155,553
 Total equity                                                        79,114     242,091        352,661        384,577        416,560

                                                                                 Fiscal Year Ended
                                                                   -------------------------------------------
                                                                       1997           1998           1999
                                                                   ------------   -------------   ------------
                                                                    (Restated)     (Restated)
                                                                   (Dollars in Thousands, Except Per Share Data)

Other Financial Data:
Income before provision for income taxes                                $23,588        $36,349       $ 73,681
Plus:   Interest Expense                                                  3,471          7,517         11,522
                                                                   ------------   -------------   ------------
EBIT (a)                                                                 27,059         43,866         85,203
Plus:  Depreciation and amortization                                      6,473         10,861         20,384
                                                                   ------------   -------------   ------------
EBITDA (b)                                                               33,532         54,727        105,587
Unusual Charges Included in Continuing
 Operations (i)                                                          17,950         31,927          9,232

Cash Paid For Unusual Charges Included
 in Continuing Operations                                               (13,175)       (14,956)       (29,134)
                                                                   ------------   -------------   ------------
Adjusted EBITDA (c)                                                      38,307         71,698         85,685

EBITDA Coverage (d)                                                         9.7x           7.3x           9.2x
EBITDA Margin (e)                                                           2.9%           4.0%           6.8%
Adjusted EBITDA Coverage (f)                                               11.0x           9.5x           7.4x
Adjusted EBITDA Margin (g)                                                  3.3%           5.2%           5.5%

Cash (used in) provided by operating                                   $(10,802)       $27,936       $(18,704)
 activities
Cash used in investing activities                                       (74,843)       (47,969)       (28,914)
Cash provided by financing activities                                    56,427         65,209          7,471

-----------------

(a)  EBIT represents income before income taxes plus interest expense.
(b) EBITDA represents EBIT plus depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies.
(c) Adjusted EBITDA represents EBITDA plus unusual charges included in continuing operations.
(d)  EBITDA coverage represents the ratio of EBITDA to interest expense.
(e)  EBITDA margin represents the ratio of EBITDA to net sales.
(f) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to interest expense.
(g) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.
(h)  Adjusted to give effect to a three-for-one stock split in fiscal year 1996.
(i) Fiscal 1999 excludes $5,379 of information systems accelerated depreciation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

  The following discussion and analysis of the consolidated financial condition and consolidated results of operations of PSS should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

  The historical consolidated financial statements of the Company have been restated to include the following: i) the financial position and results of operations of various businesses acquired and accounted for under the pooling-of-interests method accounting as if the companies had operated as one entity since inception, ii) the effects of recording certain operating expenses as incurred and properly stating goodwill and accrued merger costs and expenses,
  iii) the effects of capitalizing the information system assets previously considered impaired, and iv) an accrual of professional fees to resolve the Gulf South operational tax issues. Refer to the notes to the consolidated financial statements (Note 22, Restatements) for a further discussion regarding the restatements.

  All dollar amounts presented below are in thousands, except per share data.

COMPANY OVERVIEW

  PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 111 service centers to customers in all 50 states and three European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

  The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 56 medical supply distribution service centers with approximately 730 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

  The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 37 imaging distribution service centers with approximately 750 service specialists and 190 sales representatives ("Imaging Business") serving over 10,000 customer sites in 41 states. The Imaging Business' primary market is the approximately 10,000 hospitals and other alternate-site imaging companies operating approximately 40,000 office sites throughout the United States.

  Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers.
  GSMS currently operates 15 distribution service centers with approximately 160 sales representatives ("Long-Term Care Business") serving over 14,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 17,000 long-term care companies.

  In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates three European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany, Luxembourg, and the Netherlands.

COMPANY STRATEGY

  The Company's objectives are to be the leading distributor and marketer of medical products to office-based physicians, providers of imaging services, and long-term care providers in the United States, and to enhance operating performance. The key components of the Company's strategy to achieve these objectives are to continue to:

  Expand Operating Margins. The Company is pursuing several initiatives to enhance its operating margins. With respect to sales, the Company is focusing its efforts on higher-margin accounts and on sales of diagnostic equipment, often on an exclusive or semi-exclusive basis, that involves ongoing sales of higher-margin reagents and/or higher margin service contracts. With respect to its product line, the Company seeks to generate high sales volumes of selected products and to obtain such products on a discounted basis from manufacturers. The Company has rationalized its service center locations with the closure of nine Long-Term Care Business centers, three Physician Supply Business centers, and seven Imaging Business centers during fiscal 1999 to increase efficiency and eliminate centers with below average performance. Finally, with respect to its service center expansion program, the Company intends to emphasize acquisitions over new-center development, thus avoiding the substantial start-up losses associated with new-center development.

  Pursue Strategic Acquisitions. The Company has made 49, 33, 4, and 4 acquisitions since fiscal year 1989 in its Physician Supply, Imaging, Long-Term Care, and International Businesses, respectively (excludes acquisitions made by the Company's subsidiaries and divisions prior to PSS World Medical, Inc. ownership). After consummating a merger or acquisition, the Company begins an intensive process of converting the acquired company to its business model through information systems conversion, personnel development and training, and service and product expansion. The Company intends to continue to acquire local, regional, and other distributors in new and existing markets where it can leverage its distribution infrastructure, expand its geographic coverage, add service and sales competence, and gain market share.

  Utilize Sophisticated Information Systems. In 1994, the Company implemented its Instant Customer Order Network ("ICONSM"), an ordering and customer data system, with all its Physician Supply Business sales representatives. ICONSM has increased time available to sales representatives for selling, decreased operating expenses, and increased the Company's ability to provide same-day delivery. During fiscal year 1997, the Physician Supply Business developed and test marketed CustomerLink, an Internet-based system for inventory management and purchasing. Since then, the Company has been very active in developing ancillary systems that improve efficiencies throughout its operations (see Information Systems discussion). The Company has also developed internet-based solutions for each of its businesses. The Company believes its physician customers will be very late adopters of both e-commerce and the internet. However, $80,000 a day of internet sales are currently being processed by the Long Term Care Business with approximately 40% of all that business sales processing through e-commerce. The Imaging Business is currently implementing internet access for its customers.

  Provide Differentiated, High Quality Service. The Company believes its success to date has been based largely on its ability to provide superior customer service, including same-day, next-day, and scheduled delivery, guaranteed service specialist response, and "no-hassle" returns. Unlike its competitors, which generally ship products via common carrier, the Company operates a fleet of over 1,500 delivery and service vehicles enabling it to provide same-day or next day delivery and service to virtually all of its customers. The Company will continue to pursue the development of sophisticated systems that improve operational efficiency, reduces fixed and variable costs of its infrastructure, improves access to the Company by its customers, and reduces costs in the supply channel.

  Historically, the Company has differentiated itself from the competition servicing the office-based physician market by providing consistent, same-day delivery on a national basis. The Company again is distinguishing itself from the competition by providing a metropolitan two-hour and a four-hour rural technical service specialist deployment guarantee through its Imaging Business. In addition, the Company's Long-Term Care

  Business has increased next day or scheduled self-delivery on Company leased vehicles from 8% to 50% of orders during fiscal 1999.

  Offer a Broad Product Line Emphasizing Exclusive Products. The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care. The Company currently stocks over 56,000 medical products in its Physician Supply Business, over 8,000 imaging products in its Imaging Business, and over 20,000 medical products in its Long-Term Care Business. The Company also seeks to establish exclusive distribution and marketing arrangements for selected products. In the United States, PSS currently has exclusive or semi-exclusive marketing arrangements for certain products with Abbott, Candela, Critikon, Hologic, Inc, Leisegang, Philips Medical Systems, Siemens AG, Sonosight, Trex Medical Corporation, and other leading manufacturers. The Company believes that its sophisticated selling efforts, highly trained sales force, and large customer base provide manufacturers with a unique sales channel through which to distribute new and existing products and technology that require consultative selling.

  Enhance Selling Capabilities. The Company believes its sales force and managers are its most valuable corporate assets and focuses not only on the recruitment of sales personnel with superior sales aptitude, but also on the initial and continued development of its sales force and management through training at The University, its in-house educational center. The Company believes investment in personnel and training enable it to provide high-quality service to its customers, offer sophisticated product lines, and attract manufacturers that desire a means of rapidly bringing new products and technology to market.

COMPANY GROWTH

  The Company has grown rapidly in recent years through mergers and acquisitions, same-center growth and new-center development. The number of company service centers has grown from two at the end of fiscal year 1984 to 110 as of April 2, 1999, including 56 Physician Supply Business service centers, 37 Imaging Business service centers, 14 Long-Term Care Business Service centers and three International Business service centers. In order of priority, the Company's growth has been accomplished through: (i) acquiring local and regional Imaging Business medical products distributors; (ii) acquiring local and regional Physician Supply Business medical-products distributors; (iii) acquiring Gulf South Medical Supply, Inc. thereby forming the basis of the Company's Long-Term Care Business; (iv) increasing sales from existing service centers; and (v) opening start-up service centers.

  The following table depicts the number of service centers, sales and service representatives and states served by the Company for the fiscal years indicated. See "Item 2.--Properties" for a list of the Company's service centers.

                                                                                  Fiscal Year Ended (4)
                                                                       -----------------------------------------------
                                                                        1995      1996      1997      1998       1999
                                                                       ------    ------    ------    ------     ------
Total Company:
 Sales representatives............................................       523       813       924       957       1,118
 Service Specialists..............................................       104       112       223       390         727
 Service centers (1)..............................................        70        90       103       111         110
 States served....................................................        50        50        50        50          50
Physician Supply Business:
 Sales representatives............................................       455       692       720       703         731
 Service centers (1)..............................................        54        64        61        61          56
 States served....................................................        48        50        50        50          50
Imaging Business (2):
 Sales representatives............................................        26        30        73       116         194
 Service specialists..............................................       104       112       223       390         727
 Service centers..................................................         7         8        21        25          37
 States served....................................................         9         9        16        27          41
Long-Term Care Business:

                                                                                  Fiscal Year Ended (4)
                                                                       -----------------------------------------------
                                                                        1995      1996      1997      1998       1999
                                                                       ------    ------    ------    ------     ------
 Sales representatives............................................        42        91       107       110         170
 Service centers (3)..............................................         9        18        19        22          14
 States served....................................................        50        50        50        50          50
International Business:
 Sales representatives............................................        --        --        24        28          23
 Service centers..................................................        --        --         2         3           3
 Countries served.................................................        --        --         5         5           5

(1)  Excludes Taylor service centers prior to their acquisition.
(2) All Imaging Business data for periods prior to November 1996 reflect pre-merger financial data of companies acquired through pooling-of-interests transactions.
(3) All Long-Term Care Business data prior to fiscal 1999 is presented based on a calendar year end.
(4) Excludes pre-acquisition data of companies acquired by PSS World Medical, Inc. unless otherwise noted.

ACQUISITION PROGRAM

  The Company views the acquisition of medical products distributors as an integral part of its growth strategy. The Physician Supply Business has grown from one service center located in Jacksonville, Florida, in 1983 to 56 at the end of fiscal 1999. The Imaging Business and International Business began with acquisitions in fiscal year 1997 and have grown primarily through acquisitions to 37 and three service centers, respectively, to date. The Long-Term Care Business was developed through the acquisition of Gulf South Medical Supply, Inc. in March 1998 and has acquired four long-term care companies in fiscal year 1999. Since fiscal year 1995 the Company has accelerated its acquisition of medical products distributors both in number and in size of the operations acquired.

  The following table sets forth the number of acquisitions of the Company and the prior revenues of the companies acquired for the periods indicated (in thousands):

                                                                   Fiscal Year Ended (1)
                                                   --------------------------------------------------------
                                                     1995        1996        1997        1998        1999
                                                   ---------   --------   ---------   ---------   ---------
Number of acquisitions............................        9          11          10          15          26
Prior year revenues for acquired companies (2)....  $37,600    $167,600    $241,700    $498,942    $294,428

(1) Excludes pre-acquisition data of companies acquired by PSS World Medical, Inc.
(2) Reflects 12-month trailing revenues for companies prior to their acquisition by PSS World Medical, Inc. and is not necessarily reflective of actual revenues under continued operations following an acquisition.

OPERATING HIGHLIGHTS

  The following table sets forth information regarding the Company's net sales by business for the periods indicated (in millions):

                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Net Sales
 Physician Supply Business  ........................................        $  610.4         $  662.5         $  677.4
 Imaging Business  .................................................           362.5            409.7            524.8
 Long-Term Care Business............................................           177.7            287.6            342.4
 International Business  ...........................................            15.7             22.0             19.9
      Total company  ...............................................        $1,166.3         $1,381.8         $1,564.5
                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Percentage of Net Sales
 Physician Supply Business..........................................            52.3%            48.0%            43.3%
 Imaging Business...................................................            31.1             29.7             33.5
 Long-Term Care Business............................................            15.2             20.8             21.9
 International Business.............................................             1.4              1.5              1.3
      Total company.................................................           100.0%           100.0%           100.0%
                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Gross Margin Trends
 Total Company......................................................            24.6%            26.5%            27.0%
                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Income From Operations
 Physician Supply Business  ........................................           $ 3.4            $16.9            $ 46.8
 Imaging Business  .................................................             4.0              6.5              19.4
 Long-Term Care Business............................................            12.8             17.7              19.3
 International Business  ...........................................             0.5             (5.3)            (11.7)
      Total company  ...............................................           $20.7            $35.8            $ 73.8

  The following table sets forth certain operating trends of the Company for the periods indicated:

                                                                                            Fiscal Year Ended
                                                                                        -------------------------
                                                                                          1998            1999
                                                                                        ----------     ----------
                                                                                       (Restated)
Operating Trends:
 Average Days Sales Outstanding....................................................       54.3            56.0
 Average Inventory Turnover........................................................        8.7x            8.1x

  Accounts receivable, net of allowances, were $273.0 million and $213.9 million at April 2, 1999 and April 3, 1998, respectively. Inventories were $153.6 million and $127.0 million and as of April 2, 1999 and April 3, 1998, respectively.

  The following table sets forth certain liquidity trends of the Company for the periods presented (in millions):

                                                                                            Fiscal Year Ended
                                                                                        -------------------------
                                                                                          1998            1999
                                                                                        ----------     ----------
                                                                                        (Restated)
Liquidity Trends:
 Cash and Investments..............................................................          $163.0           $ 41.1
 Working Capital...................................................................           381.2            356.6

RESULTS OF OPERATIONS

  The table below sets forth for each of the fiscal years 1997 through 1999 certain financial information as a percentage of net sales. The following financial information includes the pre-acquisition financial information of companies acquired as poolings of interests. The fiscal 1998 and 1997 consolidated financial statements combine the December 31, 1997 and December 31, 1996 financial statements of Gulf South with the April 3, 1998 and March 28, 1997 financial statements of PSS, respectively. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's fiscal 1999 consolidated financial statements include the combined results of operations for the period from April 4, 1998 to April 2, 1999, of both PSS and Gulf South. Refer to Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, in the accompanying consolidated financial statements for the results of Gulf South for the three months ended April 3, 1998.

                                                                                          Fiscal Year Ended
                                                                                  -------------------------------------
                                                                                    1997          1998          1999
                                                                                  ----------   -----------   ----------
                                                                                  (Restated)    (Restated)
Income Statement Data
 Net sales..................................................................        100.0%        100.0%        100.0%
 Gross profit...............................................................         24.7          26.5          27.0
 General and administrative expenses........................................         16.3          16.5          14.4
 Selling expenses...........................................................          6.6           7.4           7.9
 Operating income...........................................................          1.8           2.6           4.7
 Net income.................................................................          1.3           1.3           2.8

FISCAL YEAR ENDED APRIL 2, 1999 VERSUS FISCAL YEAR ENDED APRIL 3, 1998
(RESTATED)

  Net Sales. Net sales for fiscal year 1999 totaled $1.56 billion, an increase of $182.7 million, or 13.2%, over the fiscal year 1998 total of $1.38 billion. The increase in sales can be attributed to (i) net sales from the acquisition of companies during fiscal year 1998 and 1999 accounted for as purchases; (ii) internal sales growth of centers operating at least two years;
  (iii) the Company's focus on diagnostic equipment sales; and (iv) incremental sales generated in connection with exclusive and semi-exclusive vendor relationships.

  Net sales contributed from acquisitions completed in fiscal 1999 totaled approximately $5.6 million, $74.4 million, and $8.4 million for the Physician Supply, Imaging, and Long-Term Care Businesses, respectively. In addition, Physician Supply Business and Imaging Business acquisitions completed during fiscal 1998 provided approximately $7.0 million and $27.9 million, respectively, in additional incremental sales to fiscal 1999.

  The Company experienced a sequential decline in fourth quarter net sales in its Long-Term Care Business due to the implementation of the Prospective Pay System ("PPS") for reimbursement of Medicare patients in long-term care facilities. The Company does not expect this trend to continue unless long-term care facility customers are financially impaired or reorganized due to the impact of the new PPS reimbursement requirements.

  Gross Profit. Gross profit for fiscal year 1999 totaled $421.9 million, an increase of $55.5 million, or 15.1%, over the fiscal year 1998 total of $366.4 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 27.0% and 26.5% for fiscal years 1999 and 1998, respectively. Although there has been considerable gross margin pressure from competition and a consolidating customer base, as well as internal pressure from an increase of Imaging Business revenues at a lower margin, the Company has successfully maintained its overall gross margins. The increase in gross margin as a percentage of sales is attributable to (i) an increase in the sales mix of higher margin diagnostic equipment and service, (ii) an increase in sales of higher margin private label medical supplies by the Physician Supply Business, and (iii) the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition. This is offset by the expansion of imaging revenues with lower gross profit margins.

  During fiscal 1999, the Company experienced margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to the implementation of PPS. The Company expects this trend to continue in the Long-Term Care Business. The Company added a net addition of approximately 50 sales representatives in fiscal 1999 to develop sales to independent and regional customers to offset the impact of decreased margins in its chain customer sales.

  General and Administrative Expenses. General and administrative expenses for fiscal year 1999 totaled $224.7 million, a decrease of $3.6 million, or 1.6%, from the fiscal year 1998 total of $228.3 million. General and administrative expenses as a percentage of net sales, decreased to 14.4% for fiscal year 1999 from 16.5% for fiscal year 1998. The decrease in general and administrative expenses as a percentage of net sales was a result of (i) a decrease in merger activity, restructuring costs and expenses, and other special items as discussed below, (ii) the continued leveraging of fixed costs of mature service center operations, (iii) the elimination of below average performance centers during fiscal 1999, and (iv) the increased contribution by the Imaging division which operates at lower general and administrative expenses as a percentage of sales.

  In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                                             1999          1998
                                                                                          -----------  -----------
Merger costs and expenses............................................................       $ 3,300       $13,986
Restructuring costs and expenses.....................................................         4,922         3,691
Information systems accelerated depreciation.........................................         5,379            --
Goodwill impairment charges..........................................................            --         5,807
Gulf South operational tax charge and professional fee accrual.......................            --         5,986
Other charges........................................................................         1,010         2,457
                                                                                          -----------  -----------
Total charges........................................................................       $14,611       $31,927
                                                                                          ===========  ===========

     Merger Costs and Expenses

     The Company's policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3") or 95-14, Recognition of Liabilities in Anticipation of a Business Combination ("EITF 95-14"), are met. Merger costs and expenses recorded at the commitment date primarily include charges for direct transaction costs, involuntary employee termination costs, branch shut-down costs, lease termination costs, and other exit costs.

     If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, and (4) training costs related to conforming the acquired companies operational policies to that of the Company's operational policies. In addition, amounts incurred in excess of the original amount accrued at the commitment date, are expensed as incurred.

     Merger costs and expenses for fiscal 1999 include $2,818 of charges recorded at the commitment date of an integration plan adopted by management and $1,410 of charges for merger costs expensed as incurred. In addition, during fiscal 1999, the Company reversed approximately $928 of merger costs and expenses into income, of which approximately $777 related to direct transaction costs (refer to Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998).

     Merger costs and expenses for fiscal 1998 include $4,055 of charges recorded at the commitment date of an integration plan adopted by management and $9,931 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs related to the merger with Gulf South.

     Restructuring Costs and Expenses

     During fiscal 1998, due to the impact of the Gulf South merger, the Company recorded restructuring costs and expenses of $3,691 related to the PSS and DI divisions. See Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, which discusses the charges recorded by the Gulf South division.

     Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, for a further discussion regarding the restructuring plan.

     During the quarter ended June 30, 1998, management approved and adopted an additional Gulf South component to its formal plan to restructure the Company. This restructuring plan identified two additional distribution centers and two corporate offices to be merged with existing facilities and identified three executives to be involuntarily terminated. Accordingly, the Company recorded restructuring costs and expenses of $1,503 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, involuntary employee termination costs of $281, $570, and $652, respectively.

     The remaining $3,419 of restructuring costs recorded during fiscal 1999 represent charges expensed as incurred. Such costs include charges for training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, direct transaction costs, involuntary employee termination costs, and other exit costs of $1,138, $227, $300, and $1,754, respectively. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

     Information Systems Accelerated Depreciation

     In connection with the Gulf South merger during fiscal 1998, management evaluated the adequacy of the combined companies' information systems. The Company concluded that its existing information systems were not compatible with those of Gulf South's and not adequate to support the future internal growth of the combined companies and expected growth resulting from future acquisitions.

     Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board ("APB") No. 20, Accounting Changes.

     Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. The $5,379 charge represents the incremental fiscal 1999 impact on depreciation expense resulting from management's decision to replace its information systems.

     Goodwill Impairment Charges

     During fiscal 1998, the Company determined that goodwill related to three foreign (World Med) acquired companies and one domestic (PSS division) acquired company, was not recoverable. As such, the goodwill of $5,807 related to the four entities was written-off during fiscal 1998.

     Gulf South Operational Tax Charge and Professional Fee Accrual

     The Company, in connection with the filing of its Fiscal 1998 financial statements, restated for certain operational tax issues in the Financial Statements of Gulf South for the years ended December 31, 1997, 1996, and 1995. As such, Gulf South recorded operational charges of $5,986, $1,998, and $1,656 during fiscal 1998, 1997, and 1996, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. In addition, as explained in Note 3, Gulf South's Results of Operations for Three Months Ended April 3, 1998, $2,772 of such charges were recorded by Gulf South during the quarter ended April 3, 1998. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax issues arose.

     In addition, professional fees estimated to be incurred to resolve the tax issues of $2,919 for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998. These professional fees were previously recorded by Gulf South in the period from January 1, 1998 to April 3, 1998 and, therefore, reflected as an adjustment to shareholders' equity on April 4, 1998 (refer to Note 1, Background and Summary of Significant Accounting Policies). However, the Company's fiscal 1998 historical consolidated financial statements have been restated to recognize the professional fees at the Holding Company in fiscal 1998, rather than at the Gulf South divisional level (refer to Note 22, Restatements).

     Other Charges

     During fiscal 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.

     The other charges recorded in 1998 and 1997 relate to the ESOP cost of an acquired company. S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2,457 of related expenses were recognized in fiscal 1998. The Company did not incur any related costs during fiscal 1999.

  Selling Expenses. Selling expenses for fiscal year 1999 totaled $123.3 million, an increase of $21.0 million, or 20.5%, over the fiscal year 1998 total of $102.4 million. Selling expense as a percentage of net sales was approximately 7.9% and 7.4% for fiscal years 1999 and 1998, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales. In fiscal 1999, sales commissions as a percent of net sales increased due (i) to the addition of new sales representatives to increase or replace existing low performance sales representatives, (ii) acquisition of sales representatives at the Imaging Business that are in transition to the Company's commission plan, and (iii) the short-term impact of the Long-Term Care Business changing of its compensation plan for its sales representatives.

  Operating Income. Operating income for fiscal year 1999 totaled $73.9 million, an increase of $38.1 million, or 106.5%, over the fiscal year 1998 total of $35.8 million. As a percentage of net sales, operating income for fiscal year 1999 increased to 4.7% from 2.6% for fiscal year 1998. As discussed in the analysis of general and administrative expenses, 1998 operating results include higher levels of operating charges related to merger activity, restructuring costs and expenses, and other unusual items than 1999.

  Interest Expense. Interest expense for fiscal year 1999 totaled $11.5 million, an increase of $4.0 million, or 53.3%, over the fiscal year 1998 total of $7.5 million. The increase in interest expense in fiscal 1999 over the comparable prior year period primarily reflects interest on the $125.0 million 8.5% senior subordinated debt that was outstanding for a full twelve months during fiscal 1999 versus five months outstanding during fiscal 1998.

  Interest and Investment Income. Interest and investment income for fiscal 1999 totaled $4.7 million, a decrease of $0.5 million, or 9.9%, over the fiscal year 1998 total of $5.2 million.

  Other Income. Other income for fiscal 1999 totaled $6.6 million, an increase of $3.8 million, or 132.3%, over the fiscal year 1998 total of $2.8 million. Other income consists of finance charges on customer accounts and financing performance incentives. Other income for fiscal 1999 includes a gain of $0.4 million from the sale of property and equipment.


  Provision for Income Taxes. Provision for income taxes for fiscal year 1999 totaled $29.9 million, an increase of $11.1 million, or 59.3%, over the fiscal year 1998 total of $18.8 million. This increase primarily resulted from the increase in taxable income due to the factors discussed above. The effective income tax rate was 40.6% in fiscal year 1999 versus 51.7% in fiscal 1998.
  The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary, both of which were higher in 1998 than 1999.

  Net Income. Net income for fiscal year 1999 totaled $43.7 million, an increase of $26.2 million, or 149.2%, over the fiscal year 1998 total of $17.6 million. As a percentage of net sales, net income increased to 2.8% for fiscal year 1999 from 1.3% for fiscal year 1998 due primarily to the factors described above.

GULF SOUTH'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 31, 1997 (restated)

The Company acquired Gulf South on March 26, 1998 in a transaction accounted for under the pooling-of-interests method of accounting. The financial statements have been retroactively restated as if Gulf South and the Company had operated as one entity since inception. As discussed in Note 1, Background and Summary of Significant Accounting Policies, due to the consolidation method of the Company and the differing year ends of PSS and Gulf South, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not reflected in the consolidated statements of operations for any periods presented. Rather they have been recorded as an adjustment to equity during the first quarter of fiscal 1999. Following is management's discussion and analysis of the financial condition and results of operations of Gulf South for the three months ended April 3, 1998 as compared to the three months ended March 31, 1997.

The following table summarizes Gulf South's results of operations for the three months ended April 3, 1998 and the three months ended March 31, 1997 (in thousands):

                                                                                    Three Months          Three Months
                                                                                        Ended                Ended
                                                                                    April 3, 1998        March 31, 1997
                                                                                     (Restated)           (Unaudited)
                                                                                   ---------------       ---------------
Net sales.................................................................            $ 87,018               $64,609
Cost of goods sold........................................................              69,202                47,860
                                                                                   ---------------       ---------------
    Gross profit..........................................................              17,816                16,749
General and administrative expenses.......................................              43,020                10,524
Selling expenses..........................................................               2,939                 2,279
                                                                                   ---------------       ---------------
    (Loss) income from operations.........................................             (28,143)                3,946
Other income, net.........................................................                 321                   465
                                                                                   ---------------       ---------------
(Loss) income before for income taxes.....................................             (27,822)                4,411
(Benefit) provision for income taxes......................................              (8,272)                1,597
                                                                                   ---------------       ---------------
Net (loss) income.........................................................            $(19,550)              $ 2,814
                                                                                   ===============       ===============

In connection with the merger with the Company, Gulf South recorded an allowance for inventory of $3.6 million, merger costs and expenses of $5.7 million, restructuring costs and expenses of $4.3 million, and other unusual items of $18.9 million during the three months ended April 3, 1998. Management believes these charges are either direct transaction costs, or of a nonrecurring or unusual nature and are not indicative of the future results of Gulf South. Management's discussion and analysis addresses the comparative quarters and nature of these unusual charges. The components of the $32.5 million of unusual charges are specifically addressed below under the captions Gross Profit and General and Administrative Expenses as well as Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, and Note 4, Charges Included in General and Administrative Expenses, in the Notes to the Consolidated Financial Statements included herein.

Net Sales. Net sales for the three months ended April 3, 1998 totaled $87.0 million, an increase of $22.4 million or 34.7% over net sales of $64.6 million for the three months ended March 31, 1997. The increase in net sales was attributable to the addition of national chain customers and the acquisition of a medical supply company during the three months ended December 31, 1997 which contributed approximately $5.8 million during the three months ended April 3, 1998. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of the acquired company is included from the date of acquisition.

Gross Profit. Gross profit for the three months ended April 3, 1998 totaled $17.8 million, an increase of $1.1 million or 6.4% over the three months ended March 31, 1997 total of $16.7 million. Gross profit, as a percentage of net sales was 20.5% and 25.9% for the three months ended April 3, 1998 and March 31, 1997, respectively. The decrease in gross profit as a percentage of net sales is attributable to (i) an allowance for inventory charge, as discussed below,
(ii) the increase in the portion of the customer base represented by national chain customers which produce lower gross profit as a percentage of sales but require lower distribution costs as a percentage of sales, and (iii) the lower gross profit percentage of the company acquired. Historically, management has raised the gross profit percentage of acquired companies by reducing purchase costs as a result of increased purchase volume.

During the three months ended April 3, 1998, a $3.6 million allowance for inventory charge was recorded. This charge is directly related to a change of plans, uses, and disposition efforts which new Gulf South management had as compared to prior management. As a result, gross profit did not increase proportionately compared to the increase in net sales.

Gulf South previously disclosed in its fiscal 1996 Form 10-K that they had generally been able to return any unsold or obsolete inventory to the manufacturer, resulting in negligible inventory write-offs. Gulf South's prior management had a policy of keeping old or overstocked inventory on the warehouse shelf until the inventory could ultimately be sold. As such, this policy kept the inventory on the books with what was deemed to be an appropriate obsolescence reserve.

New management, on the other hand, determined that it was not cost effective, from an operational standpoint, to continue warehousing and financing such old or overstocked inventory. Also, the Company does not normally allow product with less than desirable box or labeling conditions to be shipped to its customers. As such, consistent with the operational policies at the Company's other divisions, management decided to dispose of, certain inventories that did not meet the Company's dating, box condition, or labeling requirements, or in which excessive quantities existed.

This decision to significantly alter Gulf South's inventory retention and buying policies, and, therefore, to dispose of the related inventories resulted in a change in the ultimate valuation of the impacted inventories. This charge was recognized in the period in which management made the decision to dispose of the affected inventory, which was Gulf South's quarter ended April 3, 1998.

Selling Expenses. Selling expenses for the three months ended April 3, 1998 totaled $2.9 million, an increase of $0.7 million or 29.0% over the three months ended March 31, 1997 total of $2.3 million. As a percentage of sales, selling expenses decreased to 3.4% for the three months ended April 3, 1998 from 3.5% for the three months ended March 31, 1997. The decrease in selling expense as a percentage of net sales is the result of the increase in the portion of the customer base represented by national chain customers on which Gulf South does not pay sales commissions.

General and Administrative Expenses. General and administrative expenses for the three months ended April 3, 1998 totaled $43.0 million, an increase of $32.5 million or 308.8% over the three months ended March 31, 1997 total of $10.5 million. As a percentage of net sales, general and administrative expenses were 49.4% and 16.3% for the three months ended April 3, 1998 and March 31, 1997, respectively. The increase in general and administrative expenses as a percentage of net sales is primarily attributable to (i) merger costs and expenses, (ii) restructuring costs and expenses, (iii) other unusual items, (iv) increased operating costs, (v) inefficiencies due to Gulf South's merger with the Company, and (vi) loss of efficiencies resulting from the process of integrating acquired distribution centers.

The following table summarizes the components of the charges included in general and administrative expenses as outlined in (i), (ii), and (iii) above (in thousands).

                                                                                                     Three Months
                                                                                                         Ended
                                                                                                     April 3, 1998
                                                                                                    ---------------
Reconciling items............................................................................            $ 5,863
Direct transaction costs related to the merger...............................................              5,656
Increase allowance for doubtful accounts.....................................................              5,114
Restructuring costs and expenses.............................................................              4,281
Legal fees and settlements...................................................................              3,577
Operational tax charge.......................................................................              2,772
Goodwill impairment charge...................................................................              1,664
                                                                                                    ---------------
      Total charges included in general & administrative expenses............................            $28,927
                                                                                                    ===============

  Reconciling Items. This amount represents the charge needed to reconcile Gulf South's financial statements to its underlying books and records.

  Direct Transaction Costs Related to the Merger. Direct transaction costs primarily consist of professional fees, such as investment banking, legal, and accounting, for services rendered through the date of the merger. As of April 2, 1999, all direct transaction costs were paid. Due to subsequent negotiations and agreements between the Company and its service provider, actual costs paid were less than costs originally billed and recorded. As a result, approximately $777 of costs were reversed against general and administrative expenses during the quarter ended September 30, 1998.

  Increase Allowance for Doubtful Accounts. This charge relates directly to a change of plans and collection efforts which new management had as compared to prior Gulf South management.

  Gulf South previously disclosed in its fiscal 1996 Form 10-K that credit losses had consistently been within management's expectations and that the Company had not experienced any failure to collect accounts receivable from its largest customers. Gulf South's prior management had a policy of continuing collection efforts on aged and small receivables and keeping those receivables on the books, with what was deemed to be an appropriate reserve.

  Under new management, the collection efforts for receivables changed in order to be consistent with the operational policies at the Company's other divisions. Effective with the closing of the transaction, new management determined that it was not cost effective, from an operational standpoint, to continue old management's collection efforts on what it considered excessively old or small customer receivables. As such, consistent with the operational policies at the Company's other divisions, management decided to write-off the related aged receivables.

  This change in operational policies resulted in a change in the ultimate collectability of the related receivables and this charge was recognized in the period in which the operational decision to change collection efforts was made, which was Gulf South's quarter ended April 3, 1998.

  Restructuring Costs and Expenses. In order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations with Gulf South. The restructuring costs and expenses, which directly relate to the merger with PSS World Medical, Inc., were recorded during the three months ended April 3, 1998. During this time period, management approved and committed to a plan to integrate and restructure the business of Gulf South.

  The Company recorded restructuring costs and expenses for lease terminations costs, severance and benefits to terminate employees, facility closure, and other costs to complete the consolidation of the operations. The following table summarizes the components of the restructuring charge.

  Lease termination costs......................................................................       $  977
Involuntary employee termination costs.........................................................        1,879
Branch shutdown costs..........................................................................          885
Other exit costs...............................................................................          540
                                                                                                    ----------
                                                                                                      $4,281
                                                                                                    ==========

  Legal Fees and Settlements. Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 19, Commitments and Contingencies.

  In addition, Gulf South recorded $1,577 in charges to settle certain disputes related to vendor and customer agreements.

  Operational Tax Charge. Gulf South recorded an operational tax charge of $9,492, of which $2,771was recorded in the quarter ended April 3, 1998, for state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Penalties and interest are included in the above charge as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax noncompliance issues arose. See Note 4, Charges Included in General and Administrative Expenses, and Note 22, Restatements, for more discussion related to this issue.

  Goodwill Impairment Charges. The $1,664 goodwill impairment charge relates primarily to a prior Gulf South acquisition. During the quarter ended April 3, 1998, a dispute with the acquired company's prior owners and management resulted in the loss of key employees and all operational information related to the acquired customer base. This ultimately affected Gulf South's ability to conduct business related to this acquisition, and impacted Gulf South's ability to recover the value assigned to the goodwill asset.

  (Loss) Income from Operations. Loss from operations for the three months ended April 3, 1998 totaled $28.1 million, a decrease of $32.1 million or 813.2% over the three months ended March 31, 1997 income from operations of $4.0 million. Operating income decreased primarily due to (i) significant 1998 charges to cost of sales and general and administrative expenses, (ii) infrastructure investments made in connection with the strategic objectives of the Company, and (iii) the lower gross profit percentage of companies acquired, each discussed above.

  Provision For Income Taxes. Gulf South recorded a tax benefit for income taxes for the three months ended April 3, 1998, of $8.3 million compared to a tax provision of $1.6 million for the three months ended March 31, 1997. The 1998 benefit primarily resulted from the $32.5 million in unusual charges related to merger and restructuring costs, asset impairment charges, and other unusual operating charges recorded during the three months ended April 3, 1998. The effective rate of Gulf South's tax benefit during 1998 was lower than the statutory rate, primarily due to the nondeductible nature of certain of Gulf South's direct transaction costs.

  Net (Loss) Income. Net loss for the three months ended April 3, 1998 totaled $19.6 million, a decrease of $22.4 million or 794.7% over the three months ended March 31, 1997 net income of $2.8 million. The decrease in net income is attributable to the factors discussed in Gross Profit and Charges Included in General and Administrative Expenses above, and the decrease in investment income of $144,000 due to the use of cash and investments for business acquisitions.

FISCAL YEAR ENDED APRIL 3, 1998 VERSUS FISCAL YEAR ENDED MARCH 28, 1997
(RESTATED)

  Net Sales. Net sales for fiscal year 1998 totaled $1.38 billion, an increase of $215.5 million, or 18.5%, over the fiscal year 1997 total of $1.17 billion. The increase in net sales was attributable to: (i) net sales from the acquisitions of the companies during fiscal year 1998 and 1997, accounted for as purchases, (ii) internal sales growth of centers operating at least two years; (iii) the Company's focus on diagnostic equipment sales; (iv) incremental sales generated in connection with the Abbott Agreement.

  Net sales contributed from acquisitions completed in fiscal 1998 totaled approximately $4.7 million and $56.6 million for the Physician Supply and Imaging Businesses, respectively.

  Gross Profit. Gross profit for fiscal year 1998 totaled $366.4 million, an increase of $79.0 million, or 27.5%, over the fiscal year 1997 total of $287.5 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 26.5% and 24.7% for fiscal years 1998 and 1997, respectively.

  General and Administrative Expenses. General and administrative expenses for fiscal year 1998 totaled $228.3 million, an increase of $38.1 million, or 20.0%, over the fiscal year 1997 total of $190.2 million. General and administrative expenses as a percentage of net sales was 16.5% and 16.3% for fiscal years 1998 and 1997, respectively.

  In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                                              1998          1997
                                                                                           ---------     ---------
Merger costs and expenses............................................................       $13,986       $14,506
Restructuring costs and expenses.....................................................         3,691            --
Goodwill impairment charges..........................................................         5,807            --
Gulf South operational tax charge and professional fee accrual.......................         5,986         1,998
Other charges........................................................................         2,457         1,446
                                                                                           ---------     ---------
Total charges........................................................................       $31,927       $17,950
                                                                                           =========     =========

     Merger Costs and Expenses


     The Company's policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3") or 95-14, Recognition of Liabilities in Anticipation of a Business Combination ("EITF 95-14"), are met. Merger costs and expenses recorded at the commitment date primarily include charges for direct transaction costs, involuntary employee termination costs, branch shut-down costs, lease termination costs, and other exit costs.

     If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, and (4) training costs related to conforming the acquired companies operational policies to that of the Company's operational policies. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

     Merger costs and expenses for fiscal 1998 include $4,055 of charges recorded at the commitment date of an integration plan adopted by management and $9,931 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs related to the merger with Gulf South.

     Merger costs and expenses for fiscal 1997 include $6,287 of charges recorded at the commitment date of an integration plan adopted by management and $8,219 for merger costs expensed as incurred. Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses.

     Restructuring Costs and Expenses

     During fiscal 1998, due to the impact of the Gulf South merger, the Company recorded restructuring costs and expenses of $3,691 related to the PSS and DI divisions. See Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, which discusses the charges recorded by the Gulf South division. Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, for a further discussion regarding the restructuring plan.

     Goodwill Impairment Charges

     During fiscal 1998, the Company determined that goodwill related to three foreign (World Med) acquired companies and one domestic (PSS division) acquired company, was not recoverable. As such the, goodwill of $5,807 related to the four entities was written-off during fiscal 1998.

     Gulf South Operational Tax Charge and Professional Fee Accrual

     The Company, in connection with the filing of its fiscal 1998 financial statements, restated for certain operational tax compliance issues in the Financial Statements of Gulf South for the years ended December 31, 1997, 1996, and 1995. As such, Gulf South recorded operational charges of $5,986, $1,998, and $1,656 during fiscal 1998, 1997, and 1996, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. In addition, as explained in Note 3, Gulf South's Results of Operations for Three Months Ended April 3, 1998, $2,772 of such charges were recorded by Gulf South during the quarter ended April 3, 1998. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense during the period in which the tax noncompliance issues arose.

     In addition, professional fees estimated to be incurred to resolve the tax issues of $2,919 for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998. These professional fees were previously recorded by Gulf South in the period from January 1, 1998 to April 3, 1998 and, therefore, reflected as an adjustment to shareholders' equity on April 4, 1998 (refer to Note 1, Background and Summary of Significant Accounting Policies). However, the Company's fiscal 1998 historical consolidated financial statements have been restated to recognize the professional fees at the Holding Company in fiscal 1998, rather than at the Gulf South divisional level (refer to Note 22, Restatements).

     Other Charges

     The other charges recorded in 1998 and 1997 relate to the ESOP cost of an acquired company. S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2,457 and $1,446 of related expenses were recognized in fiscal 1998 and 1997, respectively.

  Selling Expenses. Selling expenses for fiscal year 1998 totaled $102.4 million, an increase of $25.9 million, or 33.8%, over the fiscal year 1997 total of $76.5 million. Selling expense as a percentage of net sales was approximately 7.4% and 6.6% for fiscal years 1998 and 1997, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

  Operating Income. Operating income for fiscal year 1998 totaled $35.8 million, an increase of $15.0 million, or 72.4%, over the fiscal year 1997 total of $20.8 million. As a percentage of net sales, operating income for fiscal year 1998 increased to 2.6% from 1.8% for fiscal year 1997.

  Interest Expense. Interest expense for fiscal year 1998 totaled $7.5 million, an increase of $4.0 million, or 116.6%, over the fiscal year 1997 total of $3.5 million. The increase in interest expense reflects interest on the $125.0 million 8.5% Senior Subordinated debt that was outstanding the last five months of fiscal 1998.

  Interest and Investment Income. Interest and investment income for fiscal year 1998 totaled $5.2 million, an increase of $1.0 million, or 23.7%, over the fiscal year 1997 total of $4.2 million.

  Other Income. Other income for fiscal year 1998 totaled $2.8 million, an increase of $0.8 million, or 38.2%, over the fiscal 1997 total of $2.1 million.

  Provision for Income Taxes. Provision for income taxes for fiscal year 1998 totaled $18.8 million, an increase of $10.7 million, or 133.1%, over the fiscal year 1997 total of $8.1 million. This increase primarily resulted from the impact of factors discussed above. The effective income tax rate was 51.7% in fiscal year 1998 versus 34.2% in fiscal 1997. The effective tax rate was higher in 1998 and is generally higher than the Company's statutory rate due to the nondeductible nature of certain merger related costs and the effect of the Company's foreign subsidiary, both of which increased in 1998.

  Net Income. Net income for fiscal year 1998 totaled $17.6 million, an increase of $2.0 million, or 13.1%, over the fiscal year 1997 total of $15.5 million. As a percentage of net sales, net income remained constant at 1.3% for fiscal year 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

  Net cash (used in) provided by operating activities was $(10.8) million, $27.9 million, and $(18.7) million, in fiscal years 1997, 1998, and 1999, respectively. The decrease in fiscal 1999 operating cash flow over prior years was primarily attributable to: (i) $29.1 million of cash paid for merger and restructuring accruals established in the current and prior years, (ii) accounts receivable and inventory growth in the Imaging division, (iii) approximately $10 million in accounts payable funding in excess of normal operations, and (iv) working capital requirements of the best practices and distribution upgrades at Gulf South. These amounts were offset by continued leveraging of fixed operating costs.

  Net cash used in investing activities was $74.8 million, $48.0 million, and $28.9 million, in fiscal years 1997, 1998, and 1999, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures including the use of the net proceeds from sales and maturities of marketable securities. The increase in capital expenditures in fiscal 1999 is primarily attributable to new computer systems being implemented across all the Company's divisions.

  Net cash provided by financing activities was $56.4 million, $65.2 million, and $7.5 million for fiscal years 1997, 1998, and 1999, respectively. Fiscal 1997 cash provided by Gulf South Medical Supply's net proceeds from a public offering of approximately $91.5 million of its common stock was partially offset by the use of cash to pay off debt assumed through fiscal 1997 acquisitions. Fiscal 1998 cash provided by the issuance of the $125.0 million senior subordinated notes was partially offset by cash used to retire debt of acquired companies.

  The Company had working capital of $356.6 million and $381.2 million as of April 2, 1999 and April 3, 1998, respectively. Accounts receivable, net of allowances, were $273.0 million and $213.9 million at April 2, 1999 and April 3, 1998, respectively. The average number of days sales in accounts receivable outstanding was approximately 56.0 and 52.0 days for the years ended April 2, 1999 and April 3, 1998, respectively. For the year ended April 2, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 55.0, 47.4, and 67.5 days, respectively.

  Inventories were $153.6 million and $126.9 million as of April 2, 1999 and April 3, 1998, respectively. The Company had annualized inventory turnover of 8.1x and 8.7x times for the years ended April 2, 1999 and April 3, 1998. For the year ended April 2, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 8.3x, 8.8x, and 7.5x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

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

  On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions, and are secured by the common stock and assets of the Company and its subsidiaries. The credit facility expires February 10, 2004 and borrowings bear interest at certain floating rates selected by the Company at the time of borrowing. The credit facility contains certain affirmative and negative covenants, the most restrictive of which require maintenance of a maximum leverage ratio of 3.5 to 1.0, maintenance of consolidated net worth of $337.0 million, and maintenance of a minimum fixed charge coverage ratio of 2.0 to
  1.0. In addition, the covenants limit additional indebtedness and asset dispositions, require majority lender approval on acquisitions with a total purchase price greater than $75.0 million, and restrict payments of dividends. The Company was not in compliance with its covenants at April 2, 1999, due to failure to meet certain timely filing requirements and exceeding capital expenditures limitations by $2.2 million in the quarter ended April 2, 1999. However, a limited waiver was obtained by the Company from the lending group.

  As of April 2, 1999, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of December 31, 1998, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate (7.75% at April 2, 1999) or the LIBOR rate plus 1.125% (6.19% at April 2, 1999).

YEAR 2000 READINESS DISCLOSURE

  The following disclosure is a "Year 2000 Readiness Disclosure" within the context of the Year 2000 Information and Readiness Disclosure Act to the extent allowed by that Act.

  Year 2000 Problem

  Many computer programs and hardware with embedded technology use only two digits to identify a year in a date field within a program (e.g., "98" or "02"). These programs or hardware may fail to distinguish dates in the "2000s" from dates in the "1900s" due to the two digit date fields. If uncorrected, such programs and hardware with date sensitive operations may malfunction or fail to operate after 1999 (and possibly before the year 2000 in some instances).

  Company's Year 2000 Program and Systems

  The Company has developed, and is implementing, a Year 2000 program to address both information technology ("IT") and non-IT systems. The Company's business applications reside on a group of mini computers, servers and personal computers. The Company also uses laptop computers that serve as sales force and service technician automation tools. The Company's IT systems include computer and data network hardware, internally developed software, and software purchased or licensed from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications and warehouse equipment. The Company initiated a Year 2000 compliance program during May 1998, and the progress of this program has been communicated regularly to the Audit Committee of the Company's Board of Directors. The Company's approach to address the Year 2000 compliance program includes the following phases: inventory, assessment, planning, remediation, testing, and implementation, third party risk management, and business continuity planning.

  Company's State of Year 2000 Readiness

  The Company believes that its existing systems are substantially Year 2000 compliant, except that the Company lacks sufficient information to determine the Year 2000 status of recently acquired companies. The recently acquired companies are scheduled to be converted to Company's substantially compliant systems before the end of September 1999. The Company substantially completed inventory, assessment, and plans for remediation of its critical IT systems during the quarter ended December 1998. Remediation and testing of these critical systems included upgrading, replacing, or modifying non-compliant components, and was substantially completed during the quarter ended March 1999. Implementation of these remediation efforts is now substantially complete, and has been substantially complete since the quarter ended June 1999. As a precaution against possible errors or omissions to our remediation efforts, ongoing testing of all systems, critical and non-critical is targeted to continue through the end of September 1999. Additional remediation will occur as licensors offer remedies to Year 2000 issues or in the event undetected system non-compliance issues are uncovered.

  As stated above, recent acquisitions of companies by the Imaging Business have added to our remediation efforts. The Company does not fully know the state of Year 2000 readiness of the acquired companies. As a result, seven acquired service centers are targeted to be integrated into the imaging division's distribution IT system as branches prior to the end of September 1999. Currently, the Imaging Business has 30 of 37 service centers, and its corporate location systems converted to its new Year 2000 compliant system. The progress of these integrations will be closely monitored, the Year 2000 readiness of these branches will be assessed, and contingency plans will be modified accordingly.

  The Company is also in the process of completing an inventory and assessment of its non-critical IT and all non-IT systems. Remediation efforts of non-critical systems include the development and implementation of ICONWEB, a new enhanced version of the Physician Supply Business's sales force automation software, and the remediation of the Accuscan software that Gulf South provides its customers to monitor and order inventory. The new ICONWEB software, which includes enhanced functionality, is currently being piloted and is targeted for complete implementation prior to the end of November 1999. Remediated software has been implemented at approximately 90% of the customers currently using Accuscan. The remaining customers are targeted for implementation prior to the end of September 1999. The Company estimates that it will complete inventories, assessments, planning, remediation, and testing of all other non-critical IT and all non-IT systems by the end of September 1999.

  Costs for Company's Year 2000 Program

  The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition or results of operations. Since initiation of its program in calendar year 1998, the Company has expensed approximately $0.5 million on a worldwide basis in costs on a pretax basis to address its Year 2000 readiness issues. These expenditures include information system replacement and embedded technology upgrade costs of $0.3 million, supplier and customer compliance costs of $0.1 million and all other costs of $0.1 million. The Company currently estimates that the total of such costs for addressing its internal Year 2000 readiness, on a worldwide basis, will approximate $1.7 million in the aggregate on a pretax basis. These costs are being expensed as they are incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and equipment and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. All costs are being funded through operating cash flows. No projects material to the financial condition, or results of operations of the Company have been deferred or delayed as a result of the Year 2000 program. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time has not been specifically quantified. As reported previously, concurrent with the Year 2000 modifications and upgrades to existing systems, the Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that are year 2000 compliant. The aforementioned amounts specifically exclude the costs associated with the implementations, but not the testing of these "New Systems" which are being installed primarily to integrate operations and achieve additional information technology functionality.

  Both internal and external resources are being used to identify, correct and test the Company's systems for Year 2000 compliance. A Year 2000 program manager has been assigned to coordinate the Company's Year 2000 compliance program at all of the Company's divisions. To assist the Company in meeting its Year 2000 responsibilities, the Company has contracted with external consultants specializing in Year 2000 readiness assessments. The goal of these consultants was to assist the Company in evaluating the Year 2000 programs, processes and progress of its U.S. divisions, and to help identify any remaining areas of effort advisable. The Company's original cost estimates for testing, third party Year 2000 risks, and contingency planning were revised as a result of the consultant's independent assessment of the scope of the Company's program. These consultants will be engaged through the end of calendar year 1999. The Company's Year 2000 efforts will be assessed and reported to executive management as part of this ongoing engagement. In addition, the Company has engaged its attorneys and other outside consultants to assist or examine selected critical areas. The Company has consulted insurance professionals and is exploring possible mitigation of Year 2000 risks through purchasing insurance. Budgeted costs for these ongoing engagements are estimated at $0.8 million and are included in the total costs estimates above. With respect to non-IT system issues, the Company is unable to estimate its remediation costs since it does not have available information upon which to measure the cost of Year 2000 compliance in this area. While the total costs to become Year 2000 compliant in the non-IT system area are not known at this time, management does not believe that such costs will have a material adverse effect on the business, financial position, or results of operations of the Company.

  Third Party Year 2000 Risks

  The Company could be adversely affected if critical manufacturers, suppliers, customers, banks, payers, utilities, transportation companies, or other business partners fail to properly remediate their systems to achieve Year 2000 compliance. As planned, the Company has initiated communications, which include soliciting written responses to questionnaires, inquiries and follow-up meetings, with critical manufacturers, suppliers, customers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties would affect the Company. Such communications are ongoing and are expected to continue through the end of calendar year 1999, with action plans developed and implemented as necessary. The Company has established a plan for ongoing monitoring of critical manufacturers, suppliers, customers, and other business partners during calendar year 1999. However, many critical manufacturers, suppliers, customers and other business partners have as yet, either declined to provide the requested assurances or have limited the scope of assurances to which they are willing to commit. Naturally, most third parties are unwilling to guarantee that they will achieve Year 2000 compliance.

  The Company is subject to risk should Government or private payers (including insurers) fail to become Year 2000 compliant and, therefore, be unable to make full or timely reimbursement to the Company's customers. For example, if the federal government were unable to make payments under the Medicaid or Medicare programs due to Year 2000 failures, the Company's customers that derive a significant portion of their revenues from these government programs could be adversely affected. Such a situation could have a material adverse affect on the Company's cash flows, financial position, or results of operations by reducing the ability of customers to pay for products purchased from the Company. Since the Company's Year 2000 plan is dependent in part upon these suppliers, customers and other key third parties being Year 2000 compliant, there can be no assurance that the Company's efforts to assess third parties' Year 2000 readiness will be able to prevent a material adverse effect on the Company's business, financial position, or results of operations in future periods should a significant number of third parties experience business disruptions as a result of their lack of Year 2000 compliance. Additionally, third party failures to adequately address the Year 2000 issue could significantly disrupt the Company's operations and possibly lead to litigation against the Company. The costs and expenses associated with any such failure or litigation, or with any disruptions in the economy in general as a result of the Year 2000, are not presently estimable, but could have a material adverse effect on the Company's business and results of operations.

  Other Year 2000 Risks and Contingency Planing

  Management of the Company believes that its Year 2000 compliance program will be effective in avoiding significant adverse consequences due to Year 2000 problems with its systems. The Company has, however, begun mitigating identified risks, and is developing contingency plans to address situations that may arise where the Company's systems or third party systems experience Year 2000 problems. As part of this effort, the Company has been assessing the viability of its entire supply chain and is developing contingency plans to provide alternatives in the event Year 2000 related issues arise. Current contingency alternatives center on human resource issues, substitute sources of utilities, inventory management, and the development of a rapid response capability and a monitoring process for critical communications during the transition into the Year 2000. The Company is developing and executing employee awareness plans to assist with the implementation of the Company's Year 2000 efforts. The Company is alerting customers of their need to address Year 2000 problems, specifically their need to address risks associated with non-compliant IT and non-IT equipment that they may have been or are relying on. If the Company were to experience significant Year 2000 problems due to a failure in its systems or a third party's systems, the Company would revert to interim manual methods of conducting business. In developing contingency plans, the Company will be prioritizing its systems and affected operations, and developing emergency measures to address potential systems failures that could significantly affect the Company's business operations. Likewise, the Company's contingency plans will address Year 2000 risks associated with Year 2000 potential failures experienced by third parties. Additionally, the Company is in the process of updating its information technology disaster recovery plan to include Year 2000 contingencies that may arise.

  Risks to achieving Year 2000 compliance include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems which could have a serious impact on specific systems, equipment or facilities, and the ability of the Company's significant vendors, payers and customers to make their systems Year 2000 compliant. Even with contingency plans in place, there can be no assurance that Company will avoid experiencing problems relating to Year 2000 problems.

  Forward-Looking Statements

  All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; successful implementation of the Company's Year 2000 compliance plan; and other factors described herein from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 8.  Financial Statements and Supplementary Data

                 INDEX TO the CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Financial Statements:
 Report of Independent Certified Public Accountants--PSS World Medical, Inc............................  F-2

 Report of Independent Auditors--Gulf South Medical Supply, Inc........................................  F-3

 Consolidated Balance Sheets--April 2, 1999 and April 3, 1998 (Restated)...............................  F-4

 Consolidated Statements of Income for the Years Ended April 2, 1999, April 3, 1998, and
   March 28, 1997 (Restated)...........................................................................  F-5

 Consolidated Statements of Shareholders' Equity for the Years Ended April 2, 1999, April 3, 1998, and
   March 28, 1997 (Restated)..........................................................................  F-6

 Consolidated Statements of Cash Flows for the Years Ended April 2, 1999, April 3, 1998, and March 28,
   1997 (Restated)....................................................................................  F-7

 Notes to Consolidated Financial Statements (Restated)................................................  F-8

 Schedule II--Valuation and Qualifying Accounts for the Years Ended March 28, 1997, April 3, 1998, and
   April 2, 1999 (Restated)...........................................................................  F-46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets (restated) of PSS World Medical, Inc. (a Florida corporation) and subsidiaries as of April 2, 1999 and April 3, 1998, and the related consolidated statements of income (restated), shareholders' equity (restated), and cash flows (restated) for each of the three years in the period ended April 2, 1999. These financial statements and the schedule (restated) referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Gulf South Medical Supply, Inc., for the years ended December 31, 1997 and 1996, a company acquired during fiscal year 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of PSS World Medical, Inc. and subsidiaries and reflect, after restatement for certain adjustments as explained in Note 22, total assets of 28% as of April 3, 1998 and total revenues of 21% and 15% for each of the two years in the period ended April 3, 1998 of the related consolidated totals. These statements were audited by other auditors, whose reissued report has been furnished to us and our opinion, insofar as it relates to amounts included for Gulf South Medical Supply, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reissued report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reissued report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 2, 1999 and April 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 1999 in conformity with generally accepted accounting principles.

As explained in Notes 18 and 22 to the financial statements, the Company has restated certain of its previous financial statements and has given retroactive effect to the change in accounting for the information systems impairment charge and the restructuring charge previously recorded in fiscal 1998. In addition, the Company has restated its fiscal 1998 and 1997 consolidated financial statements to include the financial position, results of operations and cash flows of various businesses acquired in fiscal 1999, 1998, and 1997, which had been treated as immaterial pooling-of-interests transactions for which prior periods were not previously restated.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits and the report of the other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Jacksonville, Florida
July 15, 1999

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of Gulf South Medical Supply, Inc.:

We have audited the consolidated balance sheets (restated) of Gulf South Medical Supply, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income (restated), stockholders' equity (restated), and cash flows (restated) for each of the two years in the period ended December 31, 1997 (not presented separately herein). Our audits also included the financial statement schedule, Valuation and Qualifying Accounts (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf South Medical Supply, Inc. and subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein.

As more fully described in Note 22 to the consolidated financial statements, Gulf South Medical Supply, Inc. has restated its financial statements for 1997 and 1996 to correct an error in the recording of certain operating expenses.

ERNST & YOUNG LLP



Jackson, Mississippi
June 30, 1998, except for
Note 22, as to which the
date is July 9, 1999

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                        April 2, 1999 and April 3, 1998

                   (Dollars in Thousands, Except Share Data)

                                    ASSETS

                                                                                                     1999       1998
                                                                                                  ---------- ----------
                                                                                                             (Restated)
Current Assets:
 Cash and cash equivalents.......................................................................  $ 41,106   $ 81,483
 Marketable securities...........................................................................         3     81,550
 Accounts receivable, net........................................................................   272,996    213,869
 Inventories, net................................................................................   153,626    126,926
 Employee advances...............................................................................       702        442
 Prepaid expenses and other......................................................................    59,413     45,409
                                                                                                  ---------- ----------
      Total current assets.......................................................................   527,846    549,679

Property and equipment, net......................................................................    48,167     31,473
Other Assets:
 Intangibles, net................................................................................   146,082     90,608
 Other...........................................................................................    21,286     19,494
                                                                                                  ---------- ----------
      Total assets...............................................................................  $743,381   $691,254
                                                                                                  ========== ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable................................................................................  $112,966   $109,790
 Accrued expenses................................................................................    48,704     48,081
 Current maturities of long-term debt and capital lease obligations..............................     1,062      3,570
 Other...........................................................................................     8,536      7,058
                                                                                                  ---------- ----------
      Total current liabilities..................................................................   171,268    168,499
Long-term debt and capital lease obligations, net of current portion.............................   152,442    134,057
Other............................................................................................     3,111      4,121
                                                                                                  ---------- ----------
      Total liabilities..........................................................................   326,821    306,677
                                                                                                  ---------- ----------
Commitments and contingencies (Notes 1, 2, 8, 9, 16, 19, and 21)

Shareholders' Equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
   and outstanding...............................................................................        --         --
 Common stock, $.01 par value; 150,000,000 shares authorized, 70,796,024 and 70,171,909 shares
   issued and outstanding at April 2, 1999 and April 3, 1998, respectively.......................       708        702
 Additional paid-in capital......................................................................   349,460    341,987
 Retained earnings...............................................................................    70,211     46,021
 Cumulative other comprehensive income...........................................................    (1,177)    (1,296)
                                                                                                  ---------- ----------
                                                                                                    419,202    387,414
 Unearned ESOP shares............................................................................    (2,642)    (2,837)
                                                                                                  ---------- ----------
      Total shareholders' equity.................................................................   416,560    384,577
                                                                                                  ---------- ----------
      Total liabilities and shareholders' equity.................................................  $743,381   $691,254
                                                                                                  ========== ==========

  The accompanying notes are an integral part of these consolidated balance sheets.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

     For the Years Ended April 2, 1999, April 3, 1998, and March 28, 1997

                 (Dollars in Thousands, Except Per Share Data)




                                                                           1999              1998             1997
                                                                        -----------       -----------      -----------
                                                                                         (Restated)       (Restated)
Net sales..........................................................      $1,564,505        $1,381,786       $1,166,286
Cost of goods sold.................................................       1,142,597         1,015,350          878,813
                                                                        -----------       -----------      -----------
      Gross profit.................................................         421,908           366,436          287,473
General and administrative expenses................................         224,733           228,315          190,228
Selling expenses...................................................         123,322           102,353           76,493
                                                                        -----------       -----------      -----------
      Income from operations.......................................          73,853            35,768           20,752
Other income (expense):
 Interest expense..................................................         (11,522)           (7,517)          (3,471)
 Interest and investment income....................................           4,732             5,249            4,245
 Other income......................................................           6,618             2,849            2,062
                                                                        -----------       -----------      -----------
                                                                               (172)              581            2,836
                                                                        -----------       -----------      -----------
Income before provision for income taxes...........................          73,681            36,349           23,588
Provision for income taxes.........................................          29,940            18,797            8,065
                                                                        -----------       -----------      -----------
Net income.........................................................      $   43,741        $   17,552       $   15,523
                                                                        ===========       ===========      ===========
Earnings per share:
 Basic.............................................................           $0.62             $0.25            $0.23
                                                                        ===========       ===========      ===========

 Diluted...........................................................           $0.61             $0.25            $0.23
                                                                        ===========       ===========      ===========

 The accompanying notes are an integral part of these consolidated statements.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)

     For the Years Ended April 2, 1999, April 3, 1998, and March 28, 1997

                   (Dollars in Thousands, Except Share Data)



                                                                                                   Cumulative
                                                         Common Stock     Additional                 Other       Unearned
                                                     --------------------  Paid-In    Retained   Comprehensive     ESOP
                                                        Shares    Amount   Capital    Earnings       Income       Shares     Totals
                                                     ----------- -------- ---------- ----------  -------------  ----------  --------
Balance at March 29, 1996...........................  64,051,168    $641    $222,068  $ 14,046   $    --         $(2,378)  $234,377
 Net income.........................................          --      --          --    15,523        --              --     15,523
 Issuance of common stock...........................   4,580,934      46      98,359        --        --          (4,034)    94,371
 Employee benefits and other........................          --      --       3,482    (1,100)       --           1,413      3,795
 Cumulative foreign currency
   translation adjustment...........................          --      --          --        --       (93)             --        (93)
                                                     ----------- -------- ---------- ----------  -------------  ----------  --------
Balance at March 28, 1997...........................  68,632,102     687     323,909    28,469       (93)         (4,999)   347,973
 Net income.........................................          --      --          --    17,552        --              --     17,552
 Issuance of common stock...........................   1,539,807      15      15,946        --        --              --     15,961
 Employee benefits and other........................          --      --       2,132        --        --           2,162      4,294
 Cumulative foreign currency
   translation adjustment...........................          --      --          --        --    (1,203)             --     (1,203)
                                                     ----------- -------- ---------- ----------  -------------  ---------- --------
Balance at April 3, 1998............................  70,171,909     702     341,987    46,021    (1,296)         (2,837)   384,577
 Gulf South results of operations and issuance of
  common stock, January 1, 1998 to April 3, 1998
  (Note 1 and 3)....................................     202,685       2       2,594   (19,551)       --              --    (16,955)
                                                     ----------- -------- ---------- ----------  -------------  ---------- --------
Balance at April 4, 1998............................  70,374,594     704     344,581    26,470    (1,296)         (2,837)   367,622
 Net income.........................................          --      --          --    43,741        --              --     43,741
 Issuance of common stock...........................     421,430       4       4,267        --        --              --      4,271
 Employee benefits and other........................          --      --         612        --        --             195        807
 Cumulative foreign currency
   translation adjustment...........................          --      --          --        --       119              --        119
                                                     ----------- -------- ---------- ----------  -------------  ---------- --------
Balance at April 2, 1999............................  70,796,024    $708    $349,460  $ 70,211   $(1,177)        $(2,642)  $416,560
                                                     =========== ======== ========== ==========  =============  ========== ========

 The accompanying notes are an integral part of these consolidated statements.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Years Ended April 2, 1999, April 3, 1998, and March 28, 1997

                            (Dollars in Thousands)


                                                                                                     1999        1998        1997
                                                                                                  ----------  ----------  ---------
                                                                                                              (Restated)  (Restated)
Cash Flows From Operating Activities:
 Net income......................................................................................  $ 43,741   $  17,552   $  15,523
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization.................................................................    20,384      10,861       6,473
   Provision for doubtful accounts...............................................................     5,181       3,289       3,965
   Provision (benefit) for deferred income taxes.................................................    10,901      (2,647)     (5,891)
   Merger and other nonrecurring costs and expenses..............................................     4,873      22,340       4,879
   (Gain) on sale of fixed assets................................................................      (836)         --          --
   Deferred compensation expense.................................................................       365         630          --
   Unrealized loss (gain) on marketable securities...............................................       288           3        (457)
   Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable, net....................................................................   (43,848)    (17,140)    (14,818)
     Inventories, net............................................................................    (1,275)     (2,273)     (3,004)
     Prepaid expenses and other assets...........................................................    (4,916)    (10,675)     (7,247)
     Other assets................................................................................    (2,265)     (2,562)     (4,784)
     Accounts payable, accrued expenses, and other liabilities...................................   (53,847)      8,558      (5,441)
                                                                                                  ----------  ----------  ---------
      Net cash (used in) provided by operating activities........................................   (18,704)     27,936     (10,802)
                                                                                                  ----------  ----------  ---------
Cash Flows From Investing Activities:
 Purchases of marketable securities..............................................................   (50,813)   (318,166)   (256,824)
 Proceeds from sales and maturities of marketable securities.....................................   125,098     309,628     205,117
 Proceeds from sale of property and equipment....................................................     1,586          --          --
 Capital expenditures............................................................................   (24,774)    (10,519)     (7,171)
 Purchases of businesses, net of cash acquired...................................................   (75,453)    (22,481)    (11,985)
 Payments on noncompete agreements...............................................................    (4,558)     (6,431)     (3,980)
                                                                                                  ----------  ----------  ---------
      Net cash used in investing activities......................................................   (28,914)    (47,969)    (74,843)
                                                                                                  ----------  ----------  ---------
Cash Flows From Financing Activities:
 Proceeds from public debt offering, net of debt issuance costs..................................        --     119,459          --
 Proceeds from borrowings........................................................................    24,000       4,349       6,131
 Repayments of borrowings........................................................................   (20,337)    (56,014)    (42,180)
 Repayments on revolving line of credit..........................................................        --      (5,000)         --
 Principal payments under capital lease obligations..............................................      (366)       (306)       (795)
 Proceeds from issuance of common stock..........................................................     4,174       2,721      94,371
 Distributions to former S corporation shareholders..............................................        --          --      (1,100)
                                                                                                  ----------  ----------  ---------
      Net cash provided by financing activities..................................................     7,471      65,209      56,427
                                                                                                  ----------  ----------  ---------
Foreign currency translation adjustment..........................................................       119      (1,203)        (93)
                                                                                                  ----------  ----------  ---------
Gulf South decrease in cash and cash equivalents for the three months ended April 3, 1998........      (349)         --          --
                                                                                                  ----------  ----------  ---------
Net (decrease) increase in cash and cash equivalents.............................................   (40,377)     43,973     (29,311)
Cash and cash equivalents, beginning of year.....................................................    81,483      37,510      66,821
                                                                                                  ----------  ----------  ---------
Cash and cash equivalents, end of year...........................................................  $ 41,106   $  81,483   $  37,510
                                                                                                  ==========  ==========  =========
Supplemental Disclosures:
 Cash paid for:
   Interest......................................................................................  $ 17,877   $   5,195   $   1,237
                                                                                                  ==========  ==========  =========

   Income taxes..................................................................................  $ 36,497   $  21,170   $  10,000
                                                                                                  ==========  ==========  =========

 The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

                April 2, 1999, APRIL 3, 1998, and MARCH 28, 1997

       (Dollars in Thousands, Except Share Data, Unless Otherwise Noted)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company and Nature of Business

  Physician Sales & Service, Inc. was incorporated in 1983 in Jacksonville, Florida. On March 26, 1998, the corporate name of Physician Sales & Service, Inc. was changed to PSS World Medical, Inc. (the "Company" or "PSS").

  The Company, through its Physician Sales & Service, Inc. division ("Physician Supply Business") is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. As of April 2, 1999, the Company operated 56 service centers distributing to over 100,000 physician office sites in all 50 states.

  In November 1996, PSS established a new subsidiary, Diagnostic Imaging, Inc. ("DI" or "Imaging Business"). DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate care markets in the United States. As of April 2, 1999, DI operated 37 imaging division service centers distributing to approximately 15,000 medical imaging sites in 41 states.

  In March 1996, PSS established two new subsidiaries, WorldMed International, Inc. ("WorldMed Int'l") and WorldMed, Inc. These subsidiaries were established to manage and develop PSS' European medical equipment and supply distribution market. As of April 2, 1999, the European operation included three service centers distributing to acute and alternate care sites in Belgium, Germany, France, Holland, and Luxembourg.

  In March 1998, the Company entered the long-term care market for the distribution of medical supplies and other products with its acquisition of Gulf South Medical Supply, Inc. ("Gulf South" or "Long-Term Care Business"). As of April 2, 1999, Gulf South, a wholly owned subsidiary of PSS, operated 14 long-term care distribution service centers serving over 14,000 long-term care facilities in all 50 states.

  Basis of Presentation

  The accompanying consolidated financial statements give retroactive effect to the mergers (the "Mergers") with X-Ray of Georgia ("X-Ray Georgia"), S&W X-Ray, Inc. ("S&W"), and Gulf South. In addition, the accompanying consolidated financial statements have been restated to include the financial position and results of operations of various businesses acquired during fiscal 1999, 1998, and 1997 and previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). The Company's previously issued financial statements included in the Company's 1998 Annual Report on Form 10-K were not restated for the immaterial Pooled Entities (refer to Note 22, Restatements). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS, X-Ray Georgia, S&W, Gulf South, and the Pooled Entities had operated as one entity since inception.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries using the year-ends discussed below. All intercompany accounts and transactions have been eliminated. Results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

  Fiscal Year

  The Company's fiscal year ends on the Friday closest to March 31 of each year. Prior to April 4, 1998, Gulf South's year-end was December 31. The fiscal 1998 and 1997 consolidated financial statements combine the December 31, 1997 and December 31, 1996 financial statements of Gulf South with the April 3, 1998 and March 28, 1997 financial statements of PSS, respectively. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's fiscal 1999 consolidated financial statements include the combined results of operations for the period from April 4, 1998 to April 2, 1999, of both PSS and Gulf South.

  Fiscal years 1999, 1998, and 1997, consist of 52, 53, and 52 weeks, respectively.

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

  Fair Value of Financial Instruments

  The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the senior subordinated debt is estimated using quoted market prices. The carrying value of the Company's senior subordinated debt at April 2, 1999 and April 3, 1998 was $125,000 and the market value was $120,925 and $128,413, respectively. The carrying value of the Company's other long-term debt was $27,442 and $9,057, at April 2, 1999 and April 3, 1998, respectively, which approximates fair value.

  Cash and Cash Equivalents

  Cash and cash equivalents generally consist of cash held at banks, short-term government obligations, commercial paper, and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months.

  Marketable Securities

  The Company classifies its marketable securities either as trading securities or held-to-maturity and carries such securities at fair market value or amortized cost, respectively. Marketable securities include obligations of states and political subdivisions, preferred stock, corporate debt securities, and other equity securities, generally with an original maturity greater than three months. Changes in net unrealized gains and losses on trading securities are included in interest and investment income in the accompanying consolidated statements of income. Gains and losses are based on the specific identification method of determining cost.

  Concentration of Credit Risk

  The Company's trade accounts receivables are exposed to credit risk. Although the majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant, the Company's subsidiary Gulf South depends on a limited number of large customers. Approximately 38% and 37% of Gulf South's revenues for the years ended
  April 2, 1999 and December 1997, respectively, represented sales to its top five customers. The Company monitors the creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns. The Company had allowances for doubtful accounts of approximately $7,833 and $6,004 as of April 2, 1999 and April 3, 1998, respectively. Provisions for doubtful accounts were approximately $5,181, $3,289, and $3,965, for fiscal years ended 1999, 1998, and 1997, respectively.

  Inventories

  Inventories are comprised principally of medical and related products and are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value.

  A companywide physical inventory observation is performed semiannually. Any inventory that is impaired for any reason is disposed of or written down to fair market value at this time. Management reviews all branch inventory valuations and makes further adjustment if necessary.

  Slow moving inventory is tracked using a report that details items that have not moved in the last 60, 90, or 120 days and an appropriate reserve is established. Once slow moving inventory has been identified, the branches transfer inventory to other branches with a market for that inventory. If management determines the inventory is not saleable, the inventory is written off against the inventory obsolescence reserve.

  The Company allows the customers to return products under its "no hassle customer guarantee," and customers are issued credit memos. The Company records an allowance for estimated sales returns and allowances at the end of each period. Sales returns and allowances are estimated based on past history.

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

  Intangibles

  Noncompete agreements are amortized on a straight-line basis over the lives of the agreements, which range from 3 to 15 years. The Company has classified as goodwill the cost in excess of the fair value of net identifiable assets purchased in business acquisitions that are accounted for as purchase transactions. Goodwill is being amortized over 15 to 30 years using the straight-line method, including any contingent consideration paid.

  The Company periodically evaluates intangible assets to determine if there is impairment. Based on these evaluations, there was an adjustment to the carrying value of certain intangible assets in fiscal year 1998 (refer to Note 4, Charges Included in General and Administrative Expenses).

  Self-Insurance Coverage

  The Company maintains a minimum premium program for employee health and dental costs. This plan includes coverage for stop loss based on maximum individual costs of $125 per claimant and approximately $3 per year, per participant for all plan participants, in the aggregate. Claims that have been incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in the accrued expenses in the accompanying consolidated balance sheets.

  Contingent Loss Accruals

  In determining the accrual necessary for probable loss contingencies as defined by Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, the Company includes estimates for professional fees, such as engineering, legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimable.

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

  The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and a direct increase in additional paid-in capital (refer to Note 10, Income Taxes).

  During fiscal year 1998, the Company committed to release the remaining shares to the S&W ESOP participants. Approximately $2.5 million of related expense was recognized during fiscal year 1998 (refer to Note 15, Employee Benefit Plans).

  Other Comprehensive Income

  During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement in fiscal 1999 (refer to Note 11, Other Comprehensive Income).
  Other comprehensive income has been separately disclosed in the accompanying consolidated statements of shareholders' equity.

  Revenue Recognition

  Substantially all revenues are recorded when products are shipped or services are provided to customers. Revenues from service contracts are recognized in earnings over the respective term of the contract.

  Foreign Currency Translation

  Financial statements for the Company's subsidiaries outside the United States are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded in the other comprehensive income component of shareholders' equity.

  Stock-Based Compensation

  The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with SFAS No. 123, for footnote disclosure purposes only, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied.

  Earnings Per Common Share

  Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (refer to Note 12, Earnings Per Share).

  Statements of Cash Flows

  The Company's noncash investing and financing activities were as follows:

                                                                                1999          1998          1997
                                                                             ----------    ----------   ----------
Business acquisitions:
 Fair value of assets acquired..........................................       $56,815       $49,725       $37,648
 Liabilities assumed....................................................        39,930        32,684        39,258
 Notes payable issued...................................................            --            --        25,321
 Noncompetes issued.....................................................         3,950         7,574         4,300
 Tax benefits related to stock option plans.............................           759         1,505         3,449
 Capital lease obligations incurred.....................................            --           325            --

  Reclassification

  Certain amounts for prior years have been reclassified to conform to the current year presentation.

  Recent Accounting Pronouncements

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during fiscal 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in
  Note 17, Segment Information.

  The Company will adopt AICPA Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, during Fiscal 2000. This SOP requires that costs of start-up and organization activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle and requires that such costs subsequent to adoption be expensed as incurred. Management does not anticipate that the new SOP will have a material impact on future results of operations.

  During fiscal 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. The Company adopted this statement in fiscal 1999. There was no change in the measurement or recognition of the Company's benefit plans.

  During 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for the Company's fiscal year 2002. The Company is in the process of evaluating the disclosure requirements under this standard.

2. BUSINESS ACQUISITIONS

  On March 26, 1998, the Company completed its merger with Gulf South. The Company issued 28,810,747 shares of its common stock for all of the outstanding common stock of Gulf South, which was valued at $662.6 million at the time of merger. Each share of Gulf South common stock was exchanged for
  1.75 shares of PSS common stock. In addition, outstanding Gulf South stock options were converted at the same exchange factor into stock options to purchase 2,206,461 shares of PSS common stock. This merger constituted a tax-free reorganization and has been accounted for as a pooling of interests; therefore, the historical financial statements of the Company have been restated as discussed in Note 1, Background and Summary of Significant Accounting Policy.

  On September 23, 1997, the Company acquired S&W in a merger pursuant to which the Company issued 1,737,458 shares of common stock to the former shareholders of S&W in exchange for all of the outstanding shares of capital stock of S&W valued at $26.0 million at the time of the merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of S&W for all periods prior to the merger.

  On December 20, 1996, the Company acquired X-Ray Georgia in a merger pursuant to which the Company issued 593,672 shares of common stock to the former shareholders of X-Ray Georgia in exchange for all of the outstanding shares of capital stock of X-Ray Georgia valued at $11.0 million at the time of the merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of X-Ray Georgia for all periods prior to the merger.

  Other Pooled Entities

  The Company merged with certain other medical supply and equipment distributors and imaging supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. Due to the aggregate impact of these individually immaterial pooling-of-interest transactions on the Company's prior period financial statements, the consolidated financial statements have been retroactively restated to include the pooling-of-interest transactions as if the companies had operated as one entity since inception, as shown below. The number of companies acquired and the number of shares of common stock issued are as follows.

                                                                                         Fiscal Year
                                                                            --------------------------------------
                                                                               1999         1998           1997
                                                                            --------     ---------      ----------
Number of acquisitions................................................             2             4               4
Number of shares of common stock issued...............................       608,000       490,000       1,737,000

  The results of operations for the acquired companies through their respective acquisition dates and the combined amounts presented in the consolidated financial statements follow:

                                                                         Fiscal Year Ended April 2, 1999
                                                                      ------------------------------------
                                                                         Other
                                                                        Pooled
                                                                       Entities       PSS       Combined
                                                                      ----------  ----------  ------------
Net sales............................................................   $51,643   $1,512,862   $1,564,505
Gross profit.........................................................     4,914      416,994      421,908
Net income...........................................................    (1,098)      44,839       43,741
Other changes in shareholders' equity................................        70      (11,828)     (11,758)

                                                                                Fiscal Year Ended April 3, 1998
                                                                     -------------------------------------------------------
                                                                                              Other
                                                                                             Pooled
                                                                     Gulf South     S&W     Entities     PSS      Combined
                                                                     -----------  --------  ---------  --------  -----------
Net sales..........................................................    $287,582   $38,003    $92,722   $963,479  $1,381,786
Gross profit.......................................................      74,353     8,756     14,598    268,729     366,436
Net income.........................................................      12,114    (2,095)       581      6,952      17,552
Other changes in shareholders' equity..............................
                                                                            753     2,790       (243)    15,753      19,053

                                                             Fiscal Year Ended March 28, 1997
                                ------------------------------------------------------------------------------------------
                                 Gulf South
                                     As                                                     Other
                                 Originally   Impact of    Gulf South  X-Ray of             Pooled
                                 Published   Restatement    Restated    Georgia     S&W    Entities    PSS      Combined
                                              (See Note
                                               4 and 22)
                                -----------  -----------   ---------    -------    -----  ---------   -----   ------------
Net sales......................    $177,710  $      --       $177,710   $33,182   $72,034  $225,522  $657,838  $1,166,286
Gross profit...................      48,052           --       48,052     5,784    16,782    34,531   182,324     287,473
Net income.....................      10,694       (1,622)       9,072       938        54     2,024     3,435      15,523
Other changes in shareholders'
 equity........................      93,651           --       93,651    (1,100)    1,321     1,426     2,776      98,074

  Purchase Acquisitions

  During fiscal 1999, the Company acquired certain assets and assumed certain liabilities of 3 medical supply and equipment distributors, 15 imaging supply and equipment distributors, and 4 long-term health care distributors. In addition, the Company acquired the common stock of 2 imaging supply and equipment distributors. A summary of the details of the transactions follow:

                                                                                              Fiscal Year
                                                                              ----------------------------------------
                                                                                 1999            1998           1997
                                                                              ---------       ---------     ----------
Number of acquisitions.................................................              24              13             9
Issuance of shares of common stock.....................................              --         933,000         3,000
Total consideration....................................................        $115,183        $ 35,739       $36,613
Cash paid, net of cash acquired........................................          75,293          22,909        11,252
Issuance of note payable...............................................              --              --        25,321
Goodwill recorded......................................................          58,368          32,944        40,125
Noncompete payments....................................................           3,950           2,982           220

  The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition. Supplemental pro forma information, assuming these acquisitions had been made at the beginning of the year, is not provided, as the results would not be materially different from the Company's reported results of operations.

  These acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets of the acquired companies have been recorded at their estimated fair values at the dates of the acquisitions. The value of the common stock issued in connection with these purchases is generally determined based on an average market price of the shares over a ten-day period before a definitive agreement is signed and the proposed transaction is announced. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and is amortized over 15 to 30 years.

  The accompanying consolidated financial statements reflect the preliminary allocation of the purchase price. The allocation of the purchase price, performed using values and estimates available as of the date of the financial statements, has not been finalized due to certain pre-acquisition contingencies identified by the Company and the nature of the estimates required in the establishment of the Company's merger integration plans. Accordingly, goodwill associated with these acquisitions may increase or decrease in fiscal 2000.

  In addition, the terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash or with shares of the Company's common stock and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $5.9 million (payable through fiscal
  2001).  The first potential earn-out payment is effective in fiscal 2000.

  The following table summarizes the adjustments recorded against goodwill during fiscal 1999 and 1998.

                                                                                    April 2, 1999      April 3, 1998
                                                                                   ---------------   ----------------

Merger costs and expenses.....................................................           $ 1,038        $    --
Reversal of excess accrued merger costs and expenses..........................            (1,343)            --
Deferred tax assets of acquired companies.....................................            (2,644)            --
Restatement of operating expenses.............................................                --           (942)
                                                                                   ---------------   ----------------
                                                                                         $(2,949)         $(942)
                                                                                   ===============   ================

  Merger costs and expenses

  During fiscal 1999, the Company recorded approximately $545 of merger integration costs and expenses directly to goodwill as incurred, as these costs were contemplated at the time of acquisition. In addition, the Company recorded approximately $493 of merger costs and expenses related to other acqusitions directly to goodwill for costs that were in excess of the original integration plan accrual estimated by management. Such merger costs and expenses are recorded directly to goodwill only if it is within one year from the date of the acquisition and such expenses were contemplated at the time of the acquisition. If merger costs and expenses are incurred subsequent to one year from the date of the acquisition, or were not contemplated at the time of the acquisition, such expenses are recorded in general and administrative expenses.

  Reversal of excess accrued merger costs and expenses

  During fiscal 1999, the Company reversed approximately $1,343 of certain accrued merger costs and expenses that management determined to be unnecessary due to changes in integration plans or estimates. Management evaluates integration plans at each period end and determines if revisions to the accruals are appropriate. Such revisions to the original estimates are made directly to goodwill.

  Deferred tax assets of acquired companies

  This adjustment represents a true-up of the deferred tax assets and liabilities per the financial statements and the tax return, as a result of additional information received on the deductibility of certain pre-acquisition expenditures.

  Restatement of operating expenses

  Refer to Note 22, Restatements, for a further discussion of the restatement of operating expenses and the impact on goodwill.

3. GULF SOUTH'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 1998

  As discussed in Note 1, Background and Summary of Significant Accounting Policies, due to the Company's consolidation method and the differing year-ends of PSS and Gulf South, Gulf South's results of operations for the three months ended April 3, 1998 are not reflected in the accompanying consolidated statements of income for any periods presented. Rather, the results of operations have been recorded as an adjustment to shareholders' equity during the first quarter of fiscal 1999. Therefore, the results of Gulf South's operations for the period January 1, 1998 to April 3, 1998 are summarized below for additional disclosure. Certain adjustments have been made to the results of Gulf South's operations as compared to the unaudited results disclosed during the prior year. These adjustments are included in the discussion below, and in Note 22, Restatements.

                                                                        Three Months
                                                                           Ended
                                                                       April 3, 1998
                                                                      ---------------
Net sales......................................................           $ 87,018
Cost of goods sold.............................................             69,202
                                                                      ---------------
    Gross profit...............................................             17,816
General and administrative expenses............................             43,020
Selling Expenses...............................................              2,939
                                                                      ---------------
    Loss from operations.......................................            (28,143)
Other income, net..............................................                321
                                                                      ---------------
Loss before benefit for income taxes...........................            (27,822)
Benefit for income taxes.......................................              8,272
                                                                      ---------------
Net loss.......................................................           $(19,550)
                                                                      ===============

  During the three months ended April 3, 1998, Gulf South recorded $32,500 in charges related to merger and restructuring costs and expenses, goodwill impairment charge, and other operating charges. These charges are included in cost of goods sold and general and administrative expenses above. The following table summarizes the components of the $32,500 charges.

                                                                                                     Three Months
                                                                                                         Ended
                                                                                                     April 3, 1998
                                                                                                    ---------------
Cost of Sales:
 Increase allowance for inventory............................................................            $ 3,573
                                                                                                    ---------------
      Total charges included in costs of goods sold..........................................              3,573
                                                                                                    ---------------
General & Administrative Expenses:
 Reconciling items...........................................................................              5,863
 Direct transaction costs related to the merger..............................................              5,656
 Increase allowance for doubtful accounts....................................................              5,114
 Restructuring costs and expenses............................................................              4,281
 Legal fees and settlements..................................................................              3,577
 Operational tax charge......................................................................              2,772
 Goodwill impairment charge..................................................................              1,664
                                                                                                    ---------------
      Total charges included in general & administrative expenses............................             28,927
                                                                                                    ---------------
      Total charges..........................................................................            $32,500
                                                                                                    ===============

  Increase Allowance for Inventory

  The charge relates directly to a change of plans, uses, and disposition efforts which new Gulf South management had as compared to prior management. This decision to significantly alter Gulf South's inventory retention and buying policies, and, therefore, to dispose of the related inventories, resulted in a change in the ultimate valuation of the impacted inventories. This charge was recognized in the period in which management made the decision to dispose of the affected inventory, which was Gulf South's quarter ended April 3, 1998.

  Reconciling Items

  This amount represents the charge needed to reconcile Gulf South's financial statements to its underlying books and records.

  Direct Transaction Costs Related to the Merger

  Direct transaction costs primarily consist of professional fees, such as investment banking, legal, and accounting, for services rendered through the date of the merger. As of April 2, 1999, all direct transaction costs were paid. Due to subsequent negotiations and agreements between the Company and its service provider, actual costs paid were less than costs originally billed and recorded. As a result, approximately $777 of costs were reversed against general and administrative expenses during the quarter ended September 30, 1998.

  Increase Allowance for Doubtful Accounts

  This charge relates directly to a change of plans and collection efforts that new management had as compared to prior Gulf South management. This change in operational policies resulted in a change in the ultimate collectability of the related receivables and this charge was recognized in the period in which the operational decision to change collection efforts was made, which was Gulf South's quarter ended April 3, 1998.

  Restructuring Costs and Expenses

  In order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations with Gulf South. The restructuring costs and expenses, which directly relate to the merger with PSS World Medical, Inc., were recorded during the three months ended April 3, 1998. During this time period, management approved and committed to a plan to integrate and restructure the business of Gulf South.

  The Company recorded restructuring costs and expenses for costs for lease terminations, severance and benefits to terminate employees, facility closure, and other costs to complete the consolidation of the operations. The following table summarizes the components of the restructuring charge.


Involuntary employee termination costs.......................       $1,879
Lease termination costs......................................          977
Branch shutdown costs........................................          885
Other exit costs.............................................          540
                                                                -----------
                                                                    $4,281
                                                                ===========

  Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, and Note 18, Quarterly Results of Operations, for a more detailed discussion regarding accrued restructuring costs and expenses.

  Legal Fees and Settlements

  Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 19, Commitments and Contingencies.

  In addition, Gulf South recorded $1,577 in charges to settle certain disputes related to vendor and customer agreements.

  Operational Tax Charge

  Gulf South recorded an operational tax charge of $9,492, of which $2,772 was recorded in the quarter ended April 3, 1998, for state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Penalties and interest are included in the above charge as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense during the period in which the tax issues arose. See Note 4, Charges Included in General and Administrative Expenses, and Note 22, Restatements, for more detailed discussion related to this issue.

  Goodwill Impairment Charge

  The $1,664 goodwill impairment charge relates primarily to a prior Gulf South acquisition. During the quarter ended April 3, 1998, a dispute with the acquired company's prior owners and management resulted in the loss of key employees and all operational information related to the acquired customer base. This ultimately affected Gulf South's ability to conduct business related to this acquisition, and impacted Gulf South's ability to recover the value assigned to the goodwill asset.

  Benefit for Income Taxes

  Due to the accounting changes discussed above, and changes in the deductible treatment of certain other items, the benefit for income taxes has been adjusted as compared to the unaudited amounts previously published.

4. CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

  In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                                1999          1998          1997
                                                                              --------      --------      --------
Merger costs and expenses...............................................       $ 3,300       $13,986       $14,506
Restructuring costs and expenses........................................         4,922         3,691            --
Information systems accelerated depreciation............................         5,379            --            --
Goodwill impairment charges.............................................            --         5,807            --
Gulf South operational tax charge and professional fee accrual..........            --         5,986         1,998
Other charges...........................................................         1,010         2,457         1,446
                                                                              --------      --------      --------
Total charges...........................................................       $14,611       $31,927       $17,950
                                                                              ========      ========      ========

  Merger Costs and Expenses

  The Company's policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3") or 95-14, Recognition of Liabilities in Anticipation of a Business Combination ("EITF 95-14"), are met. Merger costs and expenses recorded at the commitment date primarily include charges for direct transaction costs, involuntary employee termination costs, branch shut-down costs, lease termination costs, and other exit costs.

  If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, and (4) training costs related to conforming the acquired companies operational policies to that of the Company's operational policies. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

  Merger costs and expenses for fiscal 1999 include $2,818 of charges recorded at the commitment date of an integration plan adopted by management and $1,410 of charges for merger costs expensed as incurred. In addition, during fiscal 1999, the Company reversed approximately $928 of merger costs and expenses into income, of which approximately $777 related to direct transaction costs (refer to Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998).

  Merger costs and expenses for fiscal 1998 include $4,055 of charges recorded at the commitment date of an integration plan adopted by management and $9,931 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs related to the merger with Gulf South.

  Merger costs and expenses for fiscal 1997 include $6,287 of charges recorded at the commitment date of an integration plan adopted by management and $8,219 for merger costs expensed as incurred. Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses.

  Restructuring Costs and Expenses

  During fiscal 1998, due to the impact of the Gulf South merger, the Company recorded restructuring costs and expenses of $3,691 related to the PSS and DI divisions. See Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, which discusses the charges recorded by the Gulf South division.

  Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, for a further discussion regarding the restructuring plan.

  During the quarter ended June 30, 1998, management approved and adopted an additional Gulf South component to its formal plan to restructure the Company. This restructuring plan identified two additional distribution centers and two corporate offices to be merged with existing facilities and identified three executives to be involuntarily terminated. Accordingly, the Company recorded restructuring costs and expenses of $1,503 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, involuntary employee termination costs of $281, $570, and $652, respectively.

  The remaining $3,419 of restructuring costs recorded during fiscal 1999 represent charges expensed as incurred. Such costs include charges for training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, direct transaction costs, involuntary employee termination costs, and other exit costs of $1,138, $227, $300, and $1,754, respectively. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

  Information Systems Accelerated Depreciation

  In connection with the Gulf South merger during fiscal 1998, management evaluated the adequacy of the combined companies' information systems. The Company concluded that its existing information systems were not compatible with those of Gulf South's and not adequate to support the future internal growth of the combined companies and expected growth resulting from future acquisitions.

  Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board ("APB") No. 20, Accounting Changes.

  Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. The $5,379 charge represents the incremental fiscal 1999 impact on depreciation expense resulting from management's decision to replace its information systems.

  Goodwill Impairment Charges

  During fiscal 1998, the Company determined that goodwill related to three foreign (World Med International) acquired companies and one domestic (PSS division) acquired company, was not recoverable. As such, the goodwill of $5,807 related to the four entities was written-off during fiscal 1998.

  Gulf South Operational Tax Charge and Professional Fee Accrual

  The Company, in connection with the filing of its fiscal 1998 financial statements, restated for certain operational tax issues in the financial statements of Gulf South for the years ended December 31, 1997, 1996, and 1995. As such, Gulf South recorded operational charges of $3,067, $1,998, and $1,656 during fiscal 1998, 1997, and 1996, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. In addition, as explained in Note 3, Gulf South's Results of Operations for Three Months Ended April 3, 1998, $2,772 of such charges were recorded by Gulf South during the quarter ended April 3, 1998. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax issues arose.

  In addition, professional fees estimated to be incurred to resolve the tax issues of $2,919 for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998. These professional fees were previously recorded by Gulf South in the period from January 1, 1998 to April 3, 1998 and, therefore, reflected as an adjustment to shareholders' equity on April 4, 1998 (refer to Note 1, Background and Summary of Significant Accounting Policies). However, the Company's fiscal 1998 historical consolidated financial statements have been restated to recognize the professional fees at the Holding Company in fiscal 1998, rather than at the Gulf South divisional level (refer to Note 22, Restatements).

  Other Charges

  During fiscal 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.

  The other charges recorded in 1998 and 1997 relate to the ESOP cost of an acquired company. S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The
  Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2,457 and $1,446 of related expenses were recognized in fiscal 1998 and 1997, respectively.

5. ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

  Summary of Accrued Merger Costs and Expenses

  In connection with the consummation of business combinations, management often develops formal plans to exit certain activities, involuntarily terminate employees, and relocate employees of the acquired companies. Management's plans to exit an activity often include identification of duplicate facilities for closure and identification of facilities for consolidation into other facilities.

  Generally, completion of the integration plans will occur within one year from the date in which the plans were formalized and adopted by management. However, intervening events occurring prior to completion of the plan, such as subsequent acquisitions or system conversion issues, can significantly impact a plan that had been previously established. Such intervening events may cause modifications to the plans and are accounted for on a prospective basis. At the end of each quarter, management reevaluates its integration plans and adjusts previous estimates.

  As part of the integration plans, certain costs are recognized at the date in which the plan is formalized and adopted by management (commitment date). These costs are generally related to employee terminations and relocation, lease terminations, and branch shutdown. In addition, there are certain costs that do not meet the criteria for accrual at the commitment date and are expensed as the plan is implemented (refer to Note 4, Charges Included in General and Administrative Expenses). Involuntary employee termination costs are employee severance costs and termination benefits. Lease termination costs are lease cancellation fees and forfeited deposits. Branch shutdown costs include costs related to facility closure costs. Employee relocation costs are moving costs of employees of an acquired company in transactions accounted for under the purchase method of accounting.

  Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $4,084 and $4,779, at April 2, 1999 and April 3, 1998, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

  Significant Pooling-of-Interests Business Combination Plan

  The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:

                                                               Involuntary
                                                                 Employee           Lease           Branch
                                                               Termination       Termination       Shutdown
                                                                  Costs             Costs           Costs           Total
                                                               ------------      -----------       --------        -------
Balance at March 28, 1997..............................           $   --           $   --          $   --        $    --
 Additions.............................................              160               540            873          1,573
 Utilized..............................................               (4)               --           (412)          (416)
Balance at April 3, 1998...............................              156               540            461          1,157
 Adjustments...........................................               --                --             --             --
 Additions.............................................               --                --             --             --
 Utilized..............................................               (2)               --           (350)          (352)
Balance at April 2, 1999...............................             $154              $540          $ 111         $  805

  Involuntary employee termination costs are costs for seven employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, and computer support departments at locations where facilities were combined into existing facilities. As of April 2, 1999, one employee has been terminated and the remaining six employees are estimated to be terminated by the end of second quarter of fiscal 2000. Management identified seven distribution facilities to be closed in which all operations would be ceased due to duplicative functions, six of which had been shut down by April 2, 1999, with the final location estimated to be shut down in the second quarter of fiscal 2000. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

  During fiscal 1999, information system programming delays occurred that were not anticipated at the time the integration plan was finalized and adopted by management. As a result, the information system conversion dates for all locations were delayed. The accruals for involuntary employee termination and branch shutdown costs have not been paid in full as of April 2, 1999 because the information system conversion must be completed prior to consolidating distribution facilities. The lease termination costs will be paid through fiscal 2002.

  Nonsignificant Poolings-of-Interests Business Combination Plans

  The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity related to eight nonsignificant pooling-of-interests business combinations completed during fiscal 1997 through 1999, respectively, is as follows:

                                                               Involuntary
                                                                 Employee           Lease            Branch
                                                               Termination       Termination        Shutdown
                                                                  Costs             Costs            Costs         Total
                                                              -------------      ------------     ------------   ---------
Balance at March 28, 1997..............................            $   2            $  436         $ 1,544        $ 1,982
  Additions............................................              164               150           1,247          1,561
  Utilized.............................................               (1)             (333)         (2,273)        (2,607)
                                                              -------------      ------------     ------------   ---------
Balance at April 3, 1998...............................              165               253             518            936
  Adjustments..........................................             (144)               11             311            178
  Additions............................................               74             1,868             376          2,318
  Utilized.............................................              (21)             (248)           (969)        (1,238)
                                                              -------------      ------------     ------------   ---------
Balance at April 2, 1999...............................            $  74            $1,884         $   236        $ 2,194
                                                              =============      ============     ============   =========

  Actual involuntary employee termination costs were less than management's estimate and lease termination and branch shutdown costs were greater than management's estimate recorded to establish the accrued merger costs and expenses. Therefore, adjustments were made to the accruals to reflect the changes in estimated costs and expenses in the accompanying statement of operations for the year ended April 2, 1999. Refer to Note 4, Charges Included in General and Administrative Expenses.

  The Imaging Business acquired Tristar Imaging Systems, Inc. in October 1998, and management formalized and adopted an integration plan in April 1999 to integrate the operations of the acquired company. Approximately $2,064 of the $2,194 accrued merger costs and expenses at April 2, 1999 relate to this integration plan. Management anticipates this integration plan will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2007.

  Significant Purchase Business Combination Plan

  The Company formalized and adopted an integration plan in September 1997 to integrate the operations of General X-Ray, Inc. ("GXI") with the Imaging Business. The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the commitment date. A summary of the GXI merger accruals is as follows (in thousands):

                                                                 Involuntary
                                                                   Employee           Lease            Branch
                                                 Relocation      Termination       Termination        Shutdown
                                                   Costs            Costs             Costs            Costs           Total
                                                ------------     -----------       -----------        --------       ---------
Balance at March 28, 1997................         $   --           $   --           $     --          $   --        $    --
  Additions..............................            225               205             1,150             920          2,500
  Utilized...............................            (63)               (8)              (60)           (135)          (266)
Balance at April 3, 1998.................            162               197             1,090             785          2,234
  Adjustments............................           (125)              (85)             (883)            (32)        (1,125)
  Additions..............................             --                --                --              --             --
  Utilized...............................            (37)             (112)             (207)           (753)        (1,109)
Balance at April 2, 1999.................         $   --           $   --           $     --          $   --        $    --

  The Company identified nine distribution facilities to be closed and all operations would be ceased due to duplicative functions. Relocation costs were recorded related to the transfer of approximately 15 GXI employees. Involuntary employee termination costs are costs for 19 employees, including severance and benefits, who represent duplicative functions as service and operations leaders, customer service representatives, and accounting personnel at locations where facilities would be combined. As of April 2, 1999, all employees have been terminated and relocated, and the plan has been completed.

  Certain intervening events occurred that modified the execution of the GXI integration plan. Due to growth from a subsequent acquisition and improvement in the operating results for a distribution facility previously identified to be closed, certain merger accruals were not utilized. Therefore, an adjustment was recorded during the second quarter of fiscal 1999 to reverse $1,125 of excessive accruals against goodwill.

  Nonsignificant Purchase Business Combination Plans

  The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity related to six nonsignificant purchase business combinations during fiscal 1998 and 1999 is as follows:

                                                                        Involuntary
                                                            Employee      Employee       Lease       Branch
                                                           Relocation   Termination   Termination   Shutdown
                                                              Costs        Costs         Costs        Costs     Total
                                                           -----------  -----------   -----------  ---------  --------
Balance at March 28, 1997.............................       $  --         $  --         $  --     $  --       $   --
 Additions............................................          --            --            --        --           --
 Utilized.............................................          --            --            --        --           --
                                                           -----------  -----------   -----------  ---------  --------
Balance at April 3, 1998..............................          --            --            --        --           --
 Additions from Gulf South subsidiary.................          --           102           100        250         452
                                                           -----------  -----------   -----------  ---------  --------
Balance at April 3, 1998..............................          --           102           100        250         452
 Adjustments..........................................          --          (102)          (55)      (135)       (292)
 Additions............................................         155           556           423        496       1,630
 Utilized.............................................         (38)          (11)          (58)      (598)       (705)
                                                           -----------  -----------   -----------  ---------  --------
Balance at April 2, 1999..............................        $117         $ 545          $410      $  13      $1,085
                                                           ===========  ===========   ===========  =========  ========

  The additions from the Gulf South subsidiary represents the additions of the accrued merger costs and expenses recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. No amounts were utilized during this period. Refer to Note 1, Background and Summary of Significant Accounting Policies, for a discussion regarding the different year-ends of Gulf South and the Company.

  During the fourth quarter of fiscal 1999, management determined that actual merger costs to be incurred were less than management's estimate recorded to establish the accrued merger costs and expenses. Therefore, an adjustment to reduce goodwill of $292 was recorded to eliminate the excessive accruals.

  The Imaging Business acquired Gilbert X-Ray, Inc. in September 1998 and management formalized and adopted two separate integration plans in fiscal 1999 to integrate the operations of the acquired company. Approximately $964 of the $1,085 accrued merger costs and expenses at April 2, 1999 relate to these integration plans. Management anticipates these integration plans will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2003.

  Summary of Accrued Restructuring Costs and Expenses

  Primarily as a result of the impact of the Gulf South merger, in order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company began implementing a restructuring plan during the fourth quarter of fiscal 1998 which impacted all divisions ("Plan A"). Subsequently, the Company adopted a second restructuring plan during the first quarter of fiscal 1999 related to the Gulf South division ("Plan B") to further consolidate its operations.

  The Company recorded a total accrual of $7,971 related to Plan A. Approximately $3,691 of the $7,971 total restructuring charge was related to the PSS and DI divisions and was recorded in the accompanying consolidated statement of operations for the fiscal 1998. The additions from the Gulf South represent restructuring costs and expenses of $4,281 recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. No amounts were utilized during this period. This charge is not included in the accompanying consolidated statements of operations; rather it is included in the retained earnings adjustment recorded on April 4, 1998. Refer to Note 1, Background and Summary of Accounting Policies, for a discussion regarding the different year-ends of Gulf South and the Company.

During the first quarter of fiscal 1999, the Company established an additional accrual of $1,503 related to Plan B.

Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $3,817 million and $3,691 million, at April 2, 1999 and April 3, 1998, respectively. A summary of the restructuring plan activity is as follows:


                                        Involuntary
                                          Employee       Lease       Branch        Other
                                         Termination  Termination   Shutdown        Exit
                                           Costs         Costs       Costs         Costs       Total
                                        ------------ ------------ ------------ ------------ ------------

Balance at March 28, 1997                 $      --     $      --      $    --       $  --      $     --
Additions                                     1,570         1,389          627         105         3,691
Utilized                                         --            --           --          --            --
                                        ------------ ------------ ------------ ------------ ------------
Balance at April 3, 1998                      1,570         1,389          627         105         3,691
Additions from Gulf South subsidiary          1,879           406        1,455         540         4,280
                                        ------------ ------------ ------------ ------------ ------------
Balance at April 4, 1998                      3,449         1,795        2,082         645         7,971
Additions                                       652           570          281          --         1,503
Utilized                                     (2,500)       (1,045)      (1,467)       (645)       (5,657)
                                        ------------ ------------ ------------ ------------ ------------
Balance at April 2, 1999                    $ 1,601       $ 1,320      $   896       $  --       $ 3,817
                                        ============ ============ ============ ============ ============

Plan A

Restructuring Plan A impacted all divisions, and involved merging 18 locations into existing locations and eliminating overlapping regional operations and management functions. The plan also included the termination of approximately 270 employees from operations, administration, and management. As of April 2, 1999, 231 employees were terminated as a result of the plan. Management anticipates terminating the remaining 39 employees by the end of the fourth quarter of fiscal 2000. Furthermore, branch shutdown costs include the costs to implement Best Practice Warehousing at the Gulf South division in order to provide efficient, consistent, standard service to Gulf South customers similar to the Company's established standards. Best Practice Warehousing involves removal of all products, tearing down racking, rebuilding racking, and relocating bins and products within the warehouse to achieve greater efficiencies in order filling. The amount of costs was estimated based upon the size of the warehouse.

Plan B

Restructuring Plan B related only to the Gulf South division, and involved merging six additional locations into existing locations. At April 2, 1999, two of the six locations had been shut down and the remaining four locations are scheduled to be shut down in fiscal 2000. As a result of the consolidation of the duplicate facilities, lease termination costs will be incurred through fiscal 2000. The plan also included the termination of three employees from operations and management. As of April 2, 1999, all employees were terminated as a result of the plan, with the related severance payments to be made in fiscal 2000.

6.   MARKETABLE SECURITIES

At April 3, 1998, the Company held investments in marketable securities that were classified as either trading or held-to-maturity, depending on the security and management's intent.

Securities classified as trading at April 3, 1998 consisted of obligations of states and political subdivisions, preferred stock, and other equity securities. The investments are carried at their fair values based upon the quoted market prices, with changes in unrealized gains or losses included in interest and investment income. At April 3, 1998, securities classified as trading consisted of the following:



                                                             Changes in
                                                     Fair    Unrealized
                                                     Value   Gain (Loss)
                                                    -------- -----------
April 2, 1999:

Other equity securities...........................  $     3       $(573)
                                                    ======== ===========
April 3, 1998:
Obligations of states and political subdivisions..  $11,000       $  --
Preferred stock...................................   25,000          (3)
Other equity securities...........................      576          --
                                                    -------- -----------
                                                    $36,576       $  (3)
                                                    ======== ===========


Securities classified as held-to-maturity consist of corporate debt securities for which the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. All commercial paper is due within one year and are classified as current in the accompanying consolidated balance sheets. The fair value of commercial paper was $44,974, which is based on quoted market prices and approximates amortized cost at April 3, 1998.



7.    PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, are summarized as follows:


                                                     1999       1998
                                                   --------   --------

Land.............................................. $  1,996   $    838
Building..........................................    4,186      3,268
Equipment.........................................   62,430     40,627
Furniture, fixtures, and leasehold improvements...   12,233      8,487
                                                   --------   --------
                                                     80,845     53,220
Accumulated depreciation..........................  (32,678)   (21,747)
                                                   --------   --------
                                                   $ 48,167   $ 31,473
                                                   ========   ========

Equipment includes equipment acquired under capital leases with a cost of $488 and $434 and related accumulated depreciation of $233 and $171 at April 2, 1999 and April 3, 1998, respectively. Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of income, aggregated approximately $12,209, $5,629, and $3,856 for fiscal 1999, 1998, and 1997, respectively.

8.    INTANGIBLES

Intangibles, stated at cost, consist of the following:



                                                 1999       1998
                                               --------   --------

Goodwill.....................................  $132,895   $77,355
Noncompete agreements and other..............    27,257    22,295
                                               --------   --------
                                                160,152    99,650
Accumulated amortization.....................   (14,070)   (9,042)
                                               --------   --------
                                               $146,082   $90,608
                                               --------   --------

Future minimum payments required under noncompete agreements at April 2, 1999 are as follows:

Fiscal Year:
   2000..................................................  $2,421
   2001..................................................   1,074
   2002..................................................     713
   2003..................................................     292
   2004..................................................      74
   Thereafter............................................     340
                                                          --------
                                                           $4,914
                                                          ========

Amortization expense, included in general and administrative expenses in the accompanying consolidated statements of income, aggregated approximately $7,289, $5,062, and $2,617 for fiscal 1999, 1998, and 1997, respectively.

9.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:



                                        April 2, 1999   April 3, 1998
                                       --------------- ---------------

Senior subordinated notes............        $125,000        $125,000
Senior revolving credit..............          24,000              --
Capital lease obligations............             496             532
Long-term debt of acquired companies.              96           7,675
Other notes..........................           3,912           4,420
                                       --------------- ---------------
                                              153,504         137,627
Less current maturities..............          (1,062)         (3,570)
                                       --------------- ---------------
                                             $152,442        $134,057
                                       =============== ===============


Senior Subordinated Notes

During October 1997, the Company issued 8.5% unsecured senior subordinated notes due in 2007 (the ''Notes'') in the amount of $125,000. Interest on the Notes accrues from their date of original issuance and is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The Notes are subject to certain covenants, including restrictions on indebtedness, investments, payments of dividends, purchases of treasury stock, and sales of assets and maintaining a fixed charge coverage ratio of 2.0 to 1.0.

Senior Revolving Credit

The Company entered into a $140,000 senior revolving credit facility with a syndicate of financial institutions with NationsBank, N.A. as principal agent in February 1999. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions and are secured by the common stock of the subsidiaries and assets of the Company and its subsidiaries. The credit facility expires February 10, 2004 and borrowings bear interest at variable rates, at the Company's option, at either the lender's base rate or the LIBOR rate plus 1.125%. The interest rates at April 2, 1999 were 7.75% and 6.19%, respectively. The amount outstanding under the credit facility at April 2, 1999 was $24,000.

The credit facility contains certain affirmative and negative covenants, the most restrictive of which require maintenance of a maximum leverage ratio of 3.5 to 1, maintenance of consolidated net worth of $337.0 million, and maintenance of a minimum fixed charge coverage ratio of 2.0 to 1. In addition, the covenants limit additional indebtedness and asset dispositions, require majority lender approval on acquisitions with a total purchase price greater than $75,000, and restrict payments of dividends. The Company was not in compliance with its covenants at April 2, 1999, due to failure to meet certain timely filing requirements. However, a limited waiver was obtained by the Company from the lending group.

Capital Lease Obligations

As of April 2, 1999, future minimum payments, by fiscal year and in the aggregate, required under capital leases are approximately as follows:

Fiscal Year:
   2000..........................................................   $ 361
   2001..........................................................      98
   2002..........................................................      64
   2003..........................................................      38
                                                                   -------
Net minimum lease payments.......................................     561
Less amount representing interest................................     (65)
                                                                   -------
Present value of net minimum lease payments under capital leases.     496
Less amounts due in one year.....................................    (321)
                                                                   -------
           Amounts due after one year............................   $ 175
                                                                   =======

Long-Term Debt of Acquired Companies

Approximately $5,150 of long-term debt of acquired companies outstanding at April 3, 1998 relates to the Other Pooled Entities. Refer to Note 1, Background and Summary of Significant Accounting Policies, for a further discussion regarding the Other Pooled Entities. All debt has been repaid subsequent to the date of merger.

Other Notes

At April 2, 1999, other notes consist of various debt maintained by WorldMed Int'l, including a working capital line of credit, a mortgage on facilities in Leuven, Belgium, and debt to acquire certain international business service centers. Interest rates on the related notes range from 4.9% to 6.15%, respectively.

As of April 2, 1999, future minimum payments of long-term debt, excluding capital lease obligations, are approximately as follows:

Fiscal Year:
    2000.....................................................   $    741
    2001.....................................................        645
    2002.....................................................        645
    2003.....................................................        645
    2004.....................................................     24,645
    Thereafter...............................................    125,687
                                                                --------
            Total............................................   $153,008
                                                                ========

10.    INCOME TAXES

The provisions for income taxes are detailed below:


                                                 1999       1998       1997
                                              ---------- ---------- ----------
Current tax provision:

  Federal...............................        $16,253    $17,928     $11,441
  State.................................          2,786      3,516       2,515
                                              ---------- ---------- ----------
          Total current.................         19,039     21,444      13,956
                                              ---------- ---------- ----------
Deferred tax provision (benefit):
  Federal...............................          9,306     (2,257)     (4,776)
  State.................................          1,595       (390)     (1,115)
                                              ---------- ---------- ----------
          Total deferred................         10,901     (2,647)     (5,891)
                                              ---------- ---------- ----------
          Total income tax provision....        $29,940    $18,797     $ 8,065
                                              ========== ========== ==========

The difference between income tax computed at the federal statutory rate and the actual tax provision is shown below:


                                                     1999      1998      1997
                                                   ---------  --------  --------

Income before provision for taxes.................. $73,681   $36,349   $23,588
                                                   ---------  --------  --------

Tax provision at the 35% statutory rate............ $25,788   $12,722   $ 8,256
                                                   ---------  --------  --------
Increase (decrease) in taxes:
  State income tax, net of federal benefit.........   2,847     2,031       910
  Effect of foreign subsidiary.....................     310     2,179      (174)
  Merger costs and expenses........................    (250)    1,958       721
  Goodwill amortization............................     969       512        15
  Meals and entertainment..........................     454       207       180
  Nontaxable interest income.......................    (374)     (688)   (1,102)
  Change in valuation allowance for deferred taxes.      --        --      (900)
  Income of S corporations.........................      68      (287)     (750)
  Other, net.......................................     128       163       909
                                                   ---------  --------  --------
         Total increase (decrease) in taxes........   4,152     6,075      (191)
                                                   ---------  --------  --------
         Total income tax provision................ $29,940   $18,797   $ 8,065
                                                   =========  ========  ========

Effective tax rate.................................    40.6%     51.7%     34.2%
                                                   =========  ========  ========

Deferred income taxes for fiscal 1999 and 1998 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at April 2, 1999 and April 3, 1998 are detailed below:

                                                                            1999      1998
                                                                          --------  --------
Deferred tax assets:
   Allowance for doubtful accounts and sales returns..................... $ 5,398   $ 3,514
   Merger, restructuring and other nonrecurring costs and expenses.......   4,406     5,886
   Accrued expenses......................................................   4,017     2,233
   Net operating loss carryforwards......................................   3,380     1,228
   Operational tax reserve...............................................   2,980     2,614
   Inventory uniform cost capitalization.................................   1,536     1,640
   Reserve for inventory obsolescence....................................   1,272       866
   Accrued professional fees.............................................   1,014     1,135
   Goodwill impairment charges...........................................     551       627
   Excess book depreciation and amortization over tax depreciation and
    amortization.........................................................      --       214

   Other.................................................................   1,075       479
                                                                          --------  --------
             Gross deferred tax assets...................................  25,629    20,436
                                                                          --------  --------
Deferred tax liabilities:
   Excess of tax depreciation and amortization over book depreciation and
    amortization.........................................................    (288)       --

   Other.................................................................    (107)     (223)
                                                                          --------  --------
             Gross deferred tax liabilities..............................    (395)     (223)
                                                                          --------  --------
Net deferred tax assets.................................................. $25,234   $20,213
                                                                          ========  ========

The income tax benefit related to the exercise or early disposition of certain stock options reduces taxes currently payable and is credited directly to additional paid-in capital. Such amounts were $759, $1,505, and $3,449 for fiscal 1999, 1998, and 1997, respectively.

At April 2, 1999, the Company had net operating loss carryforwards for income tax purposes arising from mergers of approximately $8,688 which expire from 2000 to 2019. The utilization of the net operating loss carryforwards is subject to limitation in certain years.

All deferred tax assets as of April 2, 1999 and April 3, 1998 are considered to be realizable due to the projected future taxable income. Therefore, no valuation allowance has been recorded as of April 2, 1999 and April 3, 1998.

11.    OTHER COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during fiscal 1999, 1998, and 1997, as detailed in the following table (amounts in thousands):


                                            April 2, 1999   April 3, 1998   March 28, 1997
                                           --------------- --------------- ----------------
Net income................................      $43,741         $17,552         $15,523
                                           --------------- --------------- ----------------

Other comprehensive income, net of tax:
Foreign currency translation adjustment...          119          (1,203)            (93)
                                           --------------- --------------- ----------------
Other comprehensive income................          119          (1,203)            (93)
                                           --------------- --------------- ----------------
Comprehensive income......................      $43,860         $16,349         $15,430
                                           =============== =============== ================

12.    EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):


                                          1999     1998     1997
                                        -------- -------- -------

Net income (loss)...................... $43,741  $17,552  $15,523
                                        ======== ======== =======
Earnings per share:
Basic.................................. $  0.62  $  0.25  $  0.23
                                        ======== ======== =======
Diluted................................ $  0.61  $  0.25  $  0.23
                                        ======== ======== =======
Weighted average shares outstanding:
Common shares..........................  70,548   69,575   66,207
Assumed exercise of stock options......     850      970      750
                                        -------- -------- -------
Diluted shares outstanding.............  71,398   70,545   66,957
                                        ======== ======== =======

13.    RELATED-PARTY TRANSACTION

During fiscal 1998, the Company loaned its Chairman of the Board and Chief Executive Officer $3,000 to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt. During fiscal 1999, the principal amount of the loan increased approximately $585. The loan is unsecured, bears interest at the applicable federal rate for long-term obligations (5.74% and 6.55% at April 2, 1999 and April 3, 1998, respectively), and is due September 2007. The outstanding principal, included in other assets in the accompanying consolidated balance sheets, at April 2, 1999 and April 3, 1998 was approximately $2,736 and $2,715, respectively. Accrued interest was approximately $146 and $45 at April 2, 1999 and April 3, 1998, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of income for fiscal 1999 and 1998 was approximately $165 and $103, respectively. Principal payments for fiscal 1999 and 1998, were approximately $564 and $285, respectively. Interest payments for fiscal 1999 and 1998, were approximately $65 and $58, respectively.

14.    STOCK-BASED COMPENSATION PLANS

1999 Broad-Based Employee Stock Plan

Under the Company's 1999 Broad-Based Employee Stock Plan, 500,000 shares of the Company's common stock are reserved for sale to nonofficer employees. Grants under this plan are in the form of nonqualified stock options or restricted stock. Options may be granted at prices not less than the fair market value of the common stock on the date such option is granted and are exercisable five years from the date of grant. Any option may be exercisable no later than ten years from the date of grant. According to Rule 144, unregistered stock options must be held for a minimum of two years subsequent to the date of exercise prior to selling the common stock.

Information regarding this plan is summarized below (share amounts in thousands):



                                                        Weighted
                                                        Average
                                                Shares   Price
                                               -------- --------
Balance, April 3, 1998......................        --     $  --

  Granted...................................       453      9.73
  Exercised.................................        --        --
  Forfeited.................................        --        --
                                               -------- --------
Balance, April 2, 1999......................       453     $9.73
                                               ======== ========

As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $8.97 to $10.66 and 6.25 years, respectively, and approximately 47,160 shares of common stock are available for issuance under the plan. The weighted-average per share fair value of options granted was $4.36 in fiscal 1999.

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

Information regarding this plan is summarized below (share amounts in thousands):

                                                        Weighted
                                                         Average
                                                Shares    Price
                                               -------- --------
Balance, March 29, 1996...................       722      $2.94
  Granted.................................        --         --
  Exercised...............................      (346)      2.83
  Forfeited...............................       (12)      3.28
                                               -------- --------
Balance, March 28, 1997...................       364       3.05
  Granted.................................        --         --
  Exercised...............................      (248)      2.77
  Forfeited...............................        (3)      2.10
                                               -------- --------
Balance, April 3, 1998....................       113       3.67
  Granted.................................        --         --
  Exercised...............................      (110)      3.67
  Forfeited...............................        (3)      3.67
                                               -------- --------
Balance, April 2, 1999....................        --      $  --
                                               ======== ========

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of April 2, 1999, there were no remaining outstanding options. This plan has expired and will require shareholder vote to renew this plan and issue any of the approximate 1,180,502 shares of common stock that remains in the plan.

Long-Term Stock Plan

In March 1994, the Company adopted the 1994 Long-Term Stock Plan under which the Compensation Committee of the Board of Directors has discretion to grant nonqualified stock options and restricted stock to any employee of the Company. A total of 2,190,000 shares of the Company's common stock have been reserved for issuance under this plan. The exercise price of options granted under this plan may not be less than the fair market value of the Company's common stock on the date of grant.

Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                    Weighted
                                                                    Average
                                                           Shares    Price
                                                          -------- ----------
Balance, March 29, 1996.................................      615     $14.17
  Granted...............................................      217      23.90
  Exercised.............................................      (27)     13.35
  Forfeited.............................................       (3)      5.79
                                                          -------- ----------
Balance, March 28, 1997.................................      802      16.52
  Granted...............................................      898      14.53
  Exercised.............................................     (112)     13.20
  Forfeited.............................................      (43)     14.89
                                                          -------- ----------
Balance, April 3, 1998..................................    1,545      16.19
  Granted...............................................      476      13.27
  Exercised.............................................      (66)     13.76
  Forfeited.............................................       (5)     16.78
                                                          -------- ----------
Balance, April 2, 1999..................................    1,950     $14.80
                                                          -------- ----------

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $6.84, $5.60, and $11.08 in fiscal 1999, 1998, and 1997, respectively. As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options were $5.29 to $28.86 and 6.37 years, respectively. As of April 2, 1999, there were no remaining shares available for grant under this plan, and the Company does not intend to issue any more options under this plan.

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

The plan also provides for nonqualified stock options or restricted stock to be granted at the full discretion of the Compensation Committee. The exercise price of options granted under this plan may not be less than the fair market value of the Company's common stock on the date of grant, and accordingly, no compensation expense is recorded on the date the stock options are granted. The aggregate number of shares of common stock, including shares reserved for issuance pursuant to the exercise of options, which may be granted or issued may not exceed 730,000 shares.

No cash or restricted stock was issued during fiscal 1999. During fiscal 1998, the Company has accrued approximately $407 related to awards granted under this plan and approximately $832 of cash payments were made.

Information regarding the stock option component of the plan is summarized below (share amounts in thousands):

                                                                            Weighted
                                                                            Average
                                                        Shares               Price
                                                    -------------       ---------------
Balance, March 29, 1996 .....................             319             $   14.88
   Granted ..................................              68                 23.94
   Exercised ................................             (61)                14.88
   Forfeited ................................              (5)                23.94
                                                    -------------       ---------------
Balance, March 28, 1997 .....................             321                 16.78
   Granted ..................................              97                 16.92
   Exercised ................................              --                    --
   Forfeited ................................              --                    --
                                                    -------------       ---------------
Balance, April 3, 1998 ......................             418                 15.90
   Granted ..................................              --                    --
   Exercised ................................              --                    --
   Forfeited ................................              --                    --
                                                    -------------       ---------------
Balance, April 2, 1999 ......................             418             $   14.83
                                                    =============       ===============

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $5.72 and $11.08 in fiscal 1998 and 1997, respectively. As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options were $14.75 to $14.88, and 6.86 years, respectively. As of April 2, 1999, there were approximately 6,800 shares available for grant under this plan.

Directors' Stock Plan

In March 1994, the Company adopted the Directors' Stock Plan under which nonemployee directors receive an annual grant of an option to purchase shares of the Company's common stock. During fiscal 1999, the Plan was amended to increase the number of option grants from 1,500 to 3,000 and to increase the number of shares available for grant. A total of 400,000 shares of the Company's common stock have been reserved for issuance under this plan. The exercise price of options granted under this plan may not be less than the fair market value of the Company's common stock on the date of grant.

Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                        Weighted
                                                                         Average
                                                        Shares            Price
                                                        ------          --------
Balance, March 29, 1996 .......................             45         $   10.12
Granted .......................................             32             23.94
Exercised .....................................             (3)             5.48
Forfeited .....................................             --                --
                                                         -----         ---------
Balance, March 28, 1997 .......................             74             13.44

Granted .......................................             50             14.75
Exercised .....................................             --                --
Forfeited .....................................             --                --
                                                         -----         ---------
Balance, April 3, 1998 ........................            124             15.70
Granted .......................................            135             13.71
Exercised .....................................             (6)             5.48
Forfeited .....................................             (1)             5.48
                                                         -----         ---------
Balance, April 2, 1999 ........................            252         $   13.69
                                                         =====         =========

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $7.37, $5.72, and $13.22 in fiscal years 1999, 1998, and 1997, respectively. As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options were $5.48 to $15.81 and 8.35 years, respectively. At April 2, 1999, approximately 135,000 shares were available for grant under this plan.

Gulf South's Stock Option Plans

Under Gulf South's Stock Option Plans of 1997 and 1992, 850,000 and 1,300,000 shares, respectively, of common stock have been reserved for grant to key management personnel and to members of the former Board of Directors. The options granted have ten-year terms with vesting periods of either three or five years from either the date of grant or the first employment anniversary date.
At April 2, 1999, approximately 301,000 and 791,000 shares were available for grant under the 1997 and 1992 plans, respectively. However, shareholder approval must be received for any of the remaining shares to be issued under this plan.

A summary of the Gulf South's stock option activity and related information is as follows (share amounts in thousands):

                                                     Weighted
                                                      Average
                                        Shares         Price
                                      ---------      ---------

Balance, January 1, 1996........         976          $ 4.57
  Granted.......................         355           16.53
  Exercised.....................        (216)           2.68
  Forfeited.....................         (20)           9.57
                                      ---------      ---------
Balance, December 31, 1996......       1,095            8.57
  Granted.......................         833           11.89
  Exercised.....................        (144)           2.90
  Forfeited.....................        (149)          13.38
                                      ---------      ---------
Balance, December 31, 1997......       1,635           10.39
  Granted.......................         788           19.89
  Exercised.....................        (203)          13.02
  Forfeited.....................         (13)          12.07
                                      ---------      ---------
Balance, April 3, 1998..........       2,207           13.55
  Granted.......................          --              --
  Exercised.....................        (239)          11.46
  Forfeited.....................         (24)          17.07
                                      ---------      ---------
Balance, April 2, 1999..........       1,944          $13.77
                                      =========      =========


All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average fair values of options granted during calendar year 1997 and 1996 were $5.83 and $5.94, respectively. As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options for the 1997 plan were $4.71 to $21.69 and 8.54 years, respectively. As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options for the 1992 plan were $0.012 to $28.00 and 6.3 years, respectively.

The Company granted warrants for 787,500 shares of its common stock on January 2, 1997 at an exercise price of $14.80 in connection with the purchase of Gateway. All of the warrants were exercisable upon the date of grant and expire January 2, 2002.

Unregistered Stock Options

During fiscal 1999, the Company issued 255,747 unregistered stock options to nonofficer employees. The exercise price of options granted was $13.00, which was equal to the fair market value of the Company's common stock on the date of grant.

Fair Value of Stock Options

Under SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of stock options granted has been estimated using a Black-Scholes option pricing model.

The fair value of PSS' stock options (1999 Broad-Based Employee Stock Plan, Incentive Stock Option Plan, Long-Term Stock Plan, Long-Term Incentive Plan, and Directors' Stock Plan) granted during fiscal 1999, 1998, and 1997 have been estimated based on the following weighted average assumptions: risk-free interest rates ranging from 5.1% to 6.8%, expected option life ranging from 2.5 to 7 years; expected volatility of 56.0%, 55.0%, and 55.0%, respectively; and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal 1999, 1998, and 1997 were approximately $9,091, $4,814, and $2,897, respectively, and such amounts would be included in compensation expense.

The fair value of Gulf South's stock options granted during fiscal 1998 and 1997, have been estimated based on the following weighted average assumptions: risk-free interest rates of 6.0%, and 6.5%, respectively; expected option life of three years; expected volatility of 65.2%, and 41.8%, respectively; and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal 1998 and 1997 were approximately $1,568, and $633, respectively, and such amounts would be included in compensation expense.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma net income and net income per share for the fiscal years ended 1999, 1998, and 1997, assuming the Company had accounted for the plans under the fair value approach, are as follows (in thousands, except per share data):

                                                   1999      1998     1997
                                                 --------  -------- --------
Net income:
   As reported..................................  $43,741  $17,552  $15,523
   Pro forma....................................   38,287   13,723   13,405
Earnings per share:
   As reported:
      Basic.....................................  $  0.62  $  0.25  $  0.23
      Diluted...................................     0.61     0.25     0.23
   Pro forma:
      Basic.....................................     0.54     0.20     0.20
      Diluted...................................     0.54     0.19     0.20

Because the fair value method of accounting has not been applied to options granted prior to March 31, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

15.    EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership plan (''ESOP'') available to all employees with at least one year of service. Effective January 1, 1996, the Company amended the plan to allow participants to direct the investment of a portion of their plan balances. Prior to this change, the trustees directed the investment of the participants' balances. As of plan years ended March 31, 1999 and April 3, 1998, the ESOP owns approximately 2,123,000 and 1,999,000 shares of the Company's common stock, respectively. Company contributions to the plan were approximately $108, $134, and $160 for fiscal 1999, 1998, and 1997, respectively, and are made at the discretion of the Company.

The Company also has an employee stock purchase plan available to employees with at least one year of service. The plan allows eligible employees to purchase company stock over-the-counter through payroll deductions.

A company acquired in fiscal 1999 sponsored a leveraged employee stock ownership plan (''Tristar ESOP''). The Company accounted for this ESOP in accordance with SOP 93-6. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation.

The Tristar ESOP shares were as follows:

                                   April 2, 1999  April 3, 1998  March 28, 1997
                                   -------------  -------------  --------------
Allocated shares..................        76,972         25,934              --
Shares released for allocation....        12,524         51,038          25,934
Unreleased shares.................       169,840        182,364         233,402
                                   -------------  -------------  --------------
        Total ESOP shares.........       259,336        259,336         259,336
                                   -------------  -------------  --------------
Fair value of unreleased shares...      $  1,523       $  5,835        $  3,371
                                   -------------  -------------  --------------

Approximately $221, $824, and $469, of related expense was recognized in fiscal 1999, 1998, and 1997, respectively.

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

The S&W ESOP shares were as follows:

                                   April 3, 1998  March 28, 1997
                                   -------------  --------------

Allocated shares..................       398,727         278,490
Shares released for allocation....       162,769         120,237
Unreleased shares.................            --         162,769
                                   -------------  --------------
        Total ESOP shares.........       561,496         561,496
                                   -------------  --------------
Fair value of unreleased shares... $          --      $1,512,495
                                   -------------  --------------

During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants, and it is management's intention to terminate this plan. Accordingly, approximately $2.5 million of related expense was recognized in fiscal 1998.

PSS EDP Program

Effective July 1, 1997, the Company adopted the PSS EDP Program ("EDP"), which is available to executives, management, and salespeople. This plan has two components: a deferred compensation plan and a stock option program. EDP is an unfunded plan. The Company has purchased life insurance as a means to finance the benefits that become payable under the plan.

Under the deferred compensation plan, participants can elect to defer up to 10% of their total compensation. The Company will match up to a range of 125.0% to 10%, 5% of the first 10% of income deferred by executives, management, and salespeople. The Company match for fiscal 1999 was $638. Participants are guaranteed to earn interest on the amount deferred and the Company match at a rate declared annually by the Board of Directors (5.13% for the plan years ended March 31, 1999 and 1998, respectively). The interest rate shall never be less than the 90-day U.S. Treasury Bill rate.

Under the stock option plan, participants are granted stock options to purchase common stock of the Company. The number of stock options granted is function of participant's annual deferral amount plus the Company match. The grant price of the option is determined annually to reflect an exercise price which allows the annual deferral amount to be supplemented by the growth of the PSS stock in excess of the declared interest rate projected to compound for four years.
Thus, the option price is not less than the fair market value of the common stock on the date such option is granted.

Participant contributions are always 100% vested. The Company match and the stock options vest as follows:

                    # of Years                 Vesting %
               --------------------          -------------

               Less than 4 years                      0%
               4 years                               20%
               5 years                               40%
               6 years                               60%
               7 years                               80%
               8 years                              100%
               Death or disability                  100%

After the options are 100% vested, participants can exercise up to 25% of vested options in any calendar year.

At age 60, or age 55 with 10 years of participation in EDP, the retirement benefit is distributed to participants in five equal installments. The retirement benefit is distributed in a lump sum upon death and over 5 years upon disability.

During fiscal 1999, the Company matched approximately $638 of employee deferrals. At April 2, 1999 and April 3, 1998, approximately $2,497 and $526, respectively, is recorded in other long-term assets in the accompanying consolidated balance sheets. In addition, $2,490 and $611, respectively of deferred compensation is included in other long-term liabilities in the accompanying consolidated balance sheets.

16.    OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases which expire at various dates through 2005. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

Rent expense approximated $19,905, $19,019, and $8,083 for fiscal 1999, 1998, and 1997, respectively. As of April 2, 1999, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

Fiscal Year:
    2000........................................................    $19,998
    2001........................................................     15,966
    2002........................................................     12,849
    2003........................................................      7,908
    2004........................................................      5,014
    Thereafter..................................................      2,935
                                                                  -----------
    Total.......................................................    $64,670
                                                                  -----------

17.    SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes the way public companies report information about segments. SFAS No. 131 requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Summary of Significant Accounting Policies, for descriptive information about the Company's business segments. International business and other includes the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations.

The following table presents financial information about the Company's business segments (in thousands):

The following table presents financial information about the Company's business segments (in thousands):

                                                                  April 2,     April 3,    March 28,
                                                                    1999         1998        1997
                                                               -----------  -----------  -----------
NET SALES:
  Physician Supply Business                                    $  677,353   $  662,543   $  610,358
  Imaging Business                                                524,823      409,660      362,511
  Long-Term Health Care Business                                  342,405      287,582      177,710
  Other (a)                                                        19,924       22,001       15,707
                                                               -----------  -----------  -----------
       Total net sales                                         $1,564,505   $1,381,786   $1,166,286
                                                               ===========  ===========  ===========
INCOME FROM OPERATIONS:
  Physician Supply Business                                    $   46,842   $   16,871   $    3,358
  Imaging Business                                                 19,400        6,486        4,048
  Long-Term Health Care Business                                   19,275       17,721       12,848
  Other (a)                                                       (11,664)      (5,310)         498
                                                               -----------  -----------  -----------
       Total income from operations                            $   73,853   $   35,768   $   20,752
                                                               ===========  ===========  ===========
DEPRECIATION:
  Physician Supply Business                                    $    6,844   $    3,287   $    3,309
  Imaging Business                                                  3,614        1,010          172
  Long-Term Health Care Business                                    1,429          934          375
  Other (a)                                                           322          398           --
                                                               -----------  -----------  -----------
       Total depreciation                                      $   12,209   $    5,629   $    3,856
                                                               ===========  ===========  ===========
AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
  Physician Supply Business                                    $    2,953   $    2,444   $    2,380
  Imaging Business                                                  3,460        1,545          121
  Long-Term Health Care Business                                    1,762        1,243          116
                                                               -----------  -----------  -----------
       Total amortization of intangible assets                 $    8,175   $    5,232   $    2,617
                                                               ===========  ===========  ===========
PROVISION FOR DOUBTFUL ACCOUNTS:
  Physician Supply Business                                    $    1,627   $      605   $    2,463
  Imaging Business                                                    846          539          578
  Long-Term Health Care Business                                    2,485        2,004          924
  Other (a)                                                           223          141           --
                                                               -----------  -----------  -----------
       Total provision for doubtful accounts                   $    5,181   $    3,289   $    3,965
                                                               ===========  ===========  ===========

CAPITAL EXPENDITURES:
  Physician Supply Business                                    $   15,149   $    4,468   $    5,635
  Imaging Business                                                  6,735        4,565          419
  Long-Term Health Care Business                                    3,550        1,659        1,117
  Other (a)                                                            --         (173)          --
                                                               -----------  -----------  -----------
       Total capital expenditures                              $   25,434   $   10,519   $    7,171
                                                               ===========  ===========  ===========

ASSETS:
  Physician Supply Business                                    $  309,719   $  418,811
  Imaging Business                                                277,250      158,698
  Long-Term Health Care Business                                  174,868      196,306
  Other (a)                                                       164,934       16,034
                                                               -----------  -----------
                                                                  926,771      789,849
  Eliminating entries                                            (183,390)     (98,595)
                                                               -----------  -----------
       Total assets                                            $  743,381   $  691,254
                                                               ===========  ===========


(a)  Other includes the holding company and the international subsidiaries.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal years 1998 and 1999. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of acquisitions of service centers, the timing of the opening of start-up service centers, and changes in customer's buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

                                                     Fiscal Year 1998                                Fiscal Year 1999
           As Restated                 -------------------------------------------     --------------------------------------------
(In Thousands, Except Per Share Data)     Q1          Q2          Q3         Q4            Q1          Q2           Q3         Q4
                                       ---------  ---------    --------   --------     --------    ---------    --------   ---------
Net sales .........................   $ 315,313   $ 344,242   $ 353,642   $ 368,589    $ 367,562   $ 387,366   $ 399,547   $ 410,029
Gross profit ......................      81,140      90,521      94,277     100,498       97,198     104,901     109,684     110,124
General and administrative expenses      46,091      54,277      53,376      74,571       54,523      52,310      53,913      63,986
Net income (loss) .................       7,580       7,200       8,730      (5,958)       8,868      13,307      13,822       7,743
Basic earnings (loss) per share ...   $    0.11   $    0.10   $    0.13   $   (0.09)   $    0.13   $    0.19   $    0.20   $    0.11
Diluted earnings  (loss) per share    $    0.11   $    0.10   $    0.12   $   (0.08)   $    0.13   $    0.19   $    0.19   $    0.11

                                                      Fiscal Year 1998                               Fiscal Year 1999
           Adjustments                ---------------------------------------------    ---------------------------------------------
(In Thousands, Except Per Share Data)       Q1         Q2         Q3          Q4           Q1          Q2         Q3           Q4
                                      ---------    ---------   --------    --------    --------    ---------   --------    ---------
Net sales .........................   $  27,131   $  24,119   $  23,027   $  18,444    $  25,024   $  21,295   $   5,324         $--
Gross profit ......................       4,356       3,905       3,581       2,758        2,514       1,920         480          --
General and administrative expenses       3,776       3,691       3,392      (3,356)       5,919       2,350       2,343          --
Net income (loss) .................        (341)       (558)       (595)      3,076       (2,427)       (544)     (1,210)         --
Basic earnings (loss) per share ...   $   (0.01)  $   (0.01)  $   (0.01)  $    0.04    ($   0.03)  ($   0.01)  ($   0.01)        $--
Diluted earnings  (loss) per share    $   (0.01)  $   (0.01)  $   (0.01)  $    0.05    ($   0.03)  ($   0.01)  ($   0.02)        $--

     As Previously Reported                          Fiscal Year 1998                                  Fiscal Year 1999
                                      ---------------------------------------------      -------------------------------------------
(In Thousands, Except Per Share            Q1          Q2         Q3          Q4            Q1          Q2          Q3         Q4
  Data)                               ---------     -------     -------     -------      -------     -------     -------     -------
Net sales .........................    $288,182    $320,123    $330,615    $350,145     $342,538    $366,071    $394,223    $410,029
Gross profit ......................      76,784      86,616      90,696      97,740       94,684     102,981     109,204     110,124
General and administrative ........      42,315      50,586      49,984      77,927       48,604      49,960      51,570      63,986
 expenses
Net income (loss) .................       7,921       7,758       9,325      (9,034)      11,295      13,851      15,032       7,743
Basic earnings (loss) per .........   $    0.12   $    0.11   $    0.14   ($   0.13)   $    0.16   $    0.20   $    0.21   $    0.11
 share
Diluted earnings  (loss) per ......   $    0.12   $    0.11   $    0.13   ($   0.13)   $    0.16   $    0.20   $    0.21   $    0.11
 share

The following adjustments have been made to the quarterly financial statements. Refer to Note 22, Restatements, for a further discussion of the adjustments described below.

Other Pooled Entities

These adjustments affect all line items presented above and affect all quarters presented above except for the fourth quarter of fiscal 1999.

Information Systems Impairment Charge

The adjustment to reverse the previously recorded impairment charge affects general and administrative expenses and net income for the fourth quarter of fiscal 1998. The adjustment to record the accelerated depreciation related to the information systems affects general and administrative expenses and net income for the first three quarters of fiscal 1999.

Restructuring Costs and Expenses

Gulf South previously recorded $1,503 of restructuring costs and expenses during the unconsolidated period January 1, 1998 to April 3, 1998 and, therefore, the amount was included in the retained earnings adjustment recorded on April 4, 1998. However, the consolidated financial statements have been restated to reverse the $1,503 charge as certain recognition criteria were not met. The charge was recognized when the criteria were met, which was during the first quarter of fiscal 1999. This adjustment affects general administrative expenses and net income for the first quarter of fiscal 1999. There was no affect to the Company's reported results for the fourth quarter of fiscal 1998 due to the differing year-ends of Gulf South and the Company's method of consolidation. Refer to Note 1, Background and Summary of Significant Accounting Policies.

       Accrual for Loss Contingencies

       The adjustment to record the professional fees related to the Gulf South operation tax compliance issues affects general and administrative expenses and net income for the fourth quarter of fiscal 1998.

       Operating Expenses

       The adjustment to correct an error to record certain operating expenses affects general and administrative expenses and net income for all fiscal 1998 quarters.

19.    COMMITMENTS AND CONTINGENCIES

       The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to continue salary payments and provide insurance for a period ranging from 12 to 36 months for the Chief Executive Officer and from 3 to 12 months for other executives and to repurchase a portion or all of the shares of common stock held by the executives upon their demand at the fair market value at the time of repurchase. The period of salary and insurance continuation and the level of stock repurchases are based on the conditions of the termination or resignation.

       A series of related, putative class actions were filed against PSS and two officers beginning on or about March 22, 1999. The allegations are based on PSS' announcement that the SEC is reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions are presently being consolidated, and a motion to dismiss will ultimately be filed. However, the lawsuits are in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

       PSS and certain of its current officers and directors were named as defendants in a purported securities class action lawsuit filed on or about May 28, 1998. The allegations are based upon a decline in the PSS stock price following announcements by PSS in May 1998 regarding the Gulf South merger which resulted in earnings below analyst's expectations. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the early stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

20.    ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

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

21.  SUBSEQUENT EVENTS

     Subsequent to year-end, the Company acquired certain assets, including accounts receivable, inventories, and equipment of the following medical supplies and equipment distributors accounted for under the purchase method of accounting.

                                                                  2000
                                                               ----------
Number of acquisitions.......................................         8
Total consideration..........................................   $16,585
Cash paid....................................................    13,439
Goodwill recorded............................................    11,346
Noncompete payments..........................................       145

Contingent consideration of approximately $644 is included in total consideration above.


22.    RESTATEMENTS

The Company has restated its historical consolidated financial statements to include the effect of certain items as discussed below. The effect of the restatements is as follows:

                                           Fiscal Year Ended April 3, 1998
                       ------------------------------------------------------------------------
                                   Information
                           As       Systems    Accrual for
                       Previously  Impairment     Loss       Operating  Immaterial
                        Reported     Charge    Contingencies Expenses   Poolings   As Restated
                       ----------  ----------  ------------- ---------  ---------- -----------
Net sales              $1,289,065   $     --    $      --     $   --     $92,721    $1,381,786
Net income                 15,970       3,727       (1,783)      (942)        580       17,552
Earnings per share:
   Basic                    $0.23       $0.05       $(0.03)    $(0.01)      $0.01        $0.25
   Diluted                  $0.23       $0.05       $(0.03)    $(0.01)      $0.01        $0.25


                                   Fiscal Year Ended March 28, 1997
                       ------------------------------------------------------
                           As
                       Previously     Operating    Immaterial
                        Reported      Expenses      Poolings     As Restated
                       ----------     ---------    ----------    -----------
Net sales                $940,764      $  --         $225,522     $1,166,286
Net income                 13,922        (423)          2,024         15,523
Earnings per share:
   Basic                    $0.22      $(0.01)          $0.03          $0.24
   Diluted                  $0.21      $  --            $0.03          $0.24

Information Systems Impairment Charge

The historical financial statements for the year ended April 3, 1998 and Gulf South's results of operations for the quarter ended April 3, 1998, included an impairment charge of $6,100 related to the Physician Business' and the Imaging Business' information systems and $520 related to Gulf South's information systems. Subsequently, the Company determined that the impairment charge was not recognizable in accordance with SFAS No. 121 and that accelerated depreciation should be recorded in accordance with APB No. 20 during fiscal 1999 and 2000. As a result, the Company restated its consolidated financial statements for fiscal 1998 to include the effects of capitalizing the information system assets previously considered impaired. Refer to Note 4, Charges Included in General and Administrative Expenses, for further discussion regarding the information systems accelerated depreciation effect on the fiscal 1999 financial statements.

Accrual for Loss Contingencies

The Gulf South division, as part of an accrual for a loss contingency, previously recorded an accrual approximately $2,919 of professional fees during the three months ended April 3, 1998, to conform Gulf South's accounting policies related to contingent loss accruals to those of the Company. Refer to
Note 1, Background and Summary of Significant Accounting Policies, for the Company's current policy regarding the inclusion of professional fees in the Company's estimation of loss contingencies.

During fiscal 1999, the Company determined that the fees should have been recorded at the Holding Company as opposed to the Gulf South division. Refer to
Note 4, Charges Included in General and Administrative Expenses, for a further discussion regarding the Gulf South operational tax charges that gave rise to the professional fee accrual. As a result, the Company restated its consolidated financial statements to include the effects of these transactions in fiscal 1998, as shown above.

Operating Expenses

During the years ended December 31, 1997 and 1996, Gulf South charged certain operating expenses to an accrual for merger integration costs and expenses that were established as a component of goodwill as of the date of the acquisition. The Company determined that the operating expenses should have been expensed as incurred and included in the accompanying consolidated statements of income. As a result, Gulf South restated its historical consolidated financial statements to include the effects of recording operating expenses as incurred and stating goodwill and accrued merger costs and expenses.

Immaterial Poolings

The Company merged with certain medical supply and equipment distributors and imaging supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. Due to the immaterial effect of these acquisitions on prior periods, the historical consolidated financial statements had previously not been restated in the Company's 1998 Annual Report on Form 10-K. During fiscal 1999, the Company made two additional individually immaterial acquisitions accounted for as poolings of interests. As such, the Company evaluated the aggregate impact of the individually immaterial pooling of interest transactions on the Company's current and prior period financial statements and concluded that the aggregate impact was material to the Company's consolidated financial position taken as a whole. As a result, the Company's consolidated financial statements have been restated to include the historical financial results of the individually immaterial pooling-of-interest transactions for all periods prior to the date of the mergers, as shown above.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (Restated)

          FOR THE YEARS ENDED MARCH 28, 1997, APRIL 3, 1998, AND April 2, 1999

                            (Dollars in Thousands)



                                                                   Additions
                                                           --------------------------
                                                Balance    Provision
                                                  at        Charged      Transfers                 Balance
           Valuation Allowance for             Beginning       to           From                  at End of
             Accounts Receivable               of Period    Expense     Acquisitions  Write-offs   Period
--------------------------------------         ---------   ---------    ------------  ----------  ---------

Year ended March 28, 1997                         $4,035     $3,965             $883      $2,996     $5,887
Year ended April 3, 1998                           5,887      3,289              447       3,619      6,004
Gulf South January 1, 1998 to April 3, 1998
 activity                                          6,004      5,564(a)            --       1,578      9,990
Year ended April 2, 1999                           9,990      5,181              332       7,670      7,833

                                                             Additions
                                                      -------------------------
                                           Balance    Provision
                                             at        Charged      Transfers                 Balance
        Valuation Allowance for           Beginning       to           From                  at End of
         Inventory Obsolescence           of Period    Expense     Acquisitions  Write-offs   Period
--------------------------------------    ---------   ---------    ------------  ----------  ---------


Year ended March 28, 1997                    $  775     $1,204           $1,938      $  731     $3,186
Year ended April 3, 1998                      3,186      1,238            1,203       2,531      3,096
Gulf South January 1, 1998 to April 3,
 1998 activity                                3,096      3,291(a)            --         160      6,227
Year ended April 2, 1999                      6,227        801            1,019       4,604      3,443

                                                      Charged
                                                         To
                                           Balance    General
                                             at          &                      Balance
         Gulf South Operational           Beginning    Admin.                  at End of
           Tax Charge Reserve             of Period   Expense    Utilizations   Period
--------------------------------------    ---------   -------    ------------  ---------


Year ended March 28, 1997                    $1,656   $1,998     $         --     $3,654
Year ended April 3, 1998                      3,654    3,067               --      6,721
Gulf South January 1, 1998 to April 3,
 1998 activity                                6,721    2,771(a)            --      9,492
Year ended April 2, 1999                      9,492       --            1,646      7,846

(a) Amount represents activity recorded by Gulf South during the quarter ended April 3, 1998, and therefore is not reflected in any of the consolidated statements of operations presented. See Notes 1 and 3 for further discussion of the impact of the change in Gulf South's year-end.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended April 2, 1999.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 2, 1999 for its fiscal year 1999 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant."

Item 11.  Executive Compensation

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 2, 1999 for its fiscal year 1999 Annual Meeting of Shareholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 2, 1999 for its fiscal year 1999 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Certain Stockholders" and "Stock Ownership of Directors and Officers."

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by August 2, 1999 for its fiscal year 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this Registration
          Statement:

          1. Consolidated Financial Statements

     Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Consolidated Financial Statements included therein.

          2. Supplementary Data

     Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Supplementary Data included therein.

Exhibit
Number                                       Description
-------  ------------------------------------------------------------------------------------

    3.1  Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(12)
    3.2  Amended and Restated Bylaws dated March 15, 1994.(1)
    4.1  Form of Indenture, dated as of October 7, 1997, by and among the Company, the
         Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National
         Association, as Trustee.(2)
    4.2  Registration Rights Agreement, dated as of October 7, 1997, by and among the
         Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated,
         Salomon Brothers Inc. and NationsBanc Montgomery Securities, Inc.(2)
    4.3  Form of 8  1/2% Senior Subordinated Note due 2007, including Form of Guarantee
         (Private Notes).(2)
    4.4  Form of 8  1/2% Senior Subordinated Note due 2007, including Form of Guarantee
         (Exchange Notes).(2)
    4.5  Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS
         World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights
         Agent.(11)
   10.1  Registration Rights Agreement between the Company and Tullis-Dickerson Capital
         Focus, LP, dated as of March 16, 1994.(3)
   10.2  Employment Agreement for Patrick C. Kelly.(14)
   10.3  Incentive Stock Option Plan dated May 14, 1986.(3)
   10.4  Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse
         Co., Underwood, Santioni and Dunaway.(3)
   10.5  Shareholders Agreement dated April 10, 1986, between the Company and Clyde
         Young.(3)
   10.6  Shareholders Agreement between the Company and John D. Barrow.(3)
   10.7  Amended and Restated Directors Stock Plan.(7)
   10.8  Amended and Restated 1994 Long-Term Incentive Plan.(7)

Exhibit
Number                                       Description
-------  ------------------------------------------------------------------------------------

   10.9  Amended and Restated 1994 Long-Term Stock Plan.(7)
  10.10  1994 Employee Stock Purchase Plan.(4)
  10.11  1994 Amended Incentive Stock Option Plan.(3)
  10.13  Distributorship Agreement between Abbott Laboratories and Physician Sales &
         Service, Inc. (Portions omitted as confidential--Separately filed with Commission).(5)
  10.14  Stock Purchase Agreement between Abbott Laboratories and Physician Sales &
         Service, Inc.(5)
  10.15  Amendment to Employee Stock Ownership Plan.(7)
  10.15a Amendment and Restatement of the Physician Sales and Service, Inc. Employee Stock
         Ownership and Savings Plan.(8)
  10.15b First Amendment to the Physician Sales and Service, Inc. Employee Stock Ownership
         and Savings Plan.(7)
  10.16  Third Amended and Restated Agreement and Plan of Merger By and Among Taylor
         Medical, Inc. and Physician Sales & Service, Inc. (including exhibits thereto).(6)
  10.17  Agreement and Plan of Merger by and Among Physician Sales & Service, Inc., PSS
         Merger Corp. and Treadway Enterprises, Inc.(8)
  10.18  Amended and Restated Agreement and Plan of Merger, dated as of August 22, 1997, among the Company, Diagnostic Imaging, Inc., PSS Merger Corp. and S&W X-ray,
         Inc.(9)
  10.19  Agreement and Plan of Merger dated December 14, 1997 by and among the Company,
         PSS Merger Corp. and Gulf South Medical Supply, Inc.(10)
  10.20  Credit Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A., as Agent and Issuing
         Lender.(14)
  23.1   Consent of Independent Certified Public Accountants
  23.2   Consent of Independent Auditors
  27     Financial Data Schedule (for SEC use only)

(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(3) Incorporated by Reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(4) Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
(7) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.
(9) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
(10) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(11) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(13) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998.
(14) Incorporated by Reference to the Company's Current Report on Form 8-K, filed February 23, 1999.

(b)    Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended April 2, 1999:

The Company reported on February 23, 1999 that it entered into a Credit Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time thereto and NationsBank, N.A., as Agent and Issuing Lender. The total principal amount was $140 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on July 16, 1999.

                              PSS WORLD MEDICAL, INC.

                              By:                /s/ Patrick C. Kelly
                                        -------------------------------------
                                        Patrick C. Kelly,
                                        Chairman and Chief Executive Officer

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

      Signatures                                           Title                                     Date
      ----------                                           -----                                     ----

/s/ Patrick C. Kelly          Chairman of the Board of Directors, Chief Executive Officer,
-------------------------     and Director (Principal Executive Officer)                             July 16, 1999
Patrick C. Kelly

/s/ David A. Smith            Executive Vice President, Chief Financial Officer, and Director
-------------------------     (Principal Financial and Accounting Officer)                           July 16, 1999
David A. Smith

/s/ Thomas G. Hixon
-------------------------
Thomas G. Hixon               Director                                                               July 16, 1999

/s/Hugh M. Brown
-------------------------
Hugh M. Brown                 Director                                                               July 16, 1999

/s/ T. O'Neal Douglas
-------------------------
T. O'Neal Douglas             Director                                                               July 16, 1999

/s/ Melvin L. Heckman
-------------------------
Melvin L. Heckman             Director                                                               July 16, 1999

/s/Delores Kesler
-------------------------
Delores Kesler                Director                                                               July 16, 1999

/s/Charles R. Scott
-------------------------
Charles R. Scott              Director                                                               July 16, 1999

/s/ James L.L. Tullis
-------------------------
James L.L. Tullis             Director                                                               July 16, 1999

/s/Donna Williamson
-------------------------
Donna Williamson              Director                                                               July 16, 1999