Form 10-K/A
period 1999-04-02
PSS WORLD MEDICAL INC
filed 1999-07-22
CIK 920527

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended April 2, 1999         Commission File Number  0-2383

                            PSS WORLD MEDICAL, INC.
            (Exact name of Registrant as specified in its charter)

                          FLORIDA                 59-2280364
            (State of incorporation)           (I.R.S. Employer
                                              Identification No.)

          4345 Southpoint Boulevard
            Jacksonville, Florida                      32216
     (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (904) 332-3000

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

                                                                                             Fiscal Year Ended
                                                                 -------------------------------------------------------------------
                                                                    1995          1996          1997           1998         1999
                                                                 -----------   ----------    ----------    -----------   -----------
                                                                  (Restated)  (Restated)   (Restated)     (Restated)
                                                                                (Dollars in Thousands, Except Per Share Data)
Income Statement Data:
 Net sales                                                         $564,136    $719,214     $1,166,286     $1,381,786     $1,564,505
 Gross profit                                                       156,344     194,711        287,473        366,436        421,908
 Selling and G&A expenses                                           135,320     159,578        266,721        330,668        348,055
 Net income                                                           7,465      10,706         15,523         17,552         43,741
                                                                 -----------   ----------    ----------    -----------   -----------
 Earnings per share:
   Basic                                                                N/A    $   0.17     $     0.23     $     0.25     $     0.62
   Diluted                                                            $0.12    $   0.16     $     0.23     $     0.25     $     0.61
                                                                 -----------   ----------    ----------    -----------   -----------
 Weighted average shares outstanding (h)
   Basic                                                                N/A      55,813         66,207         69,697         70,548
   Diluted                                                           47,979      57,360         66,957         70,545         71,398
                                                                 -----------   ----------    ----------    -----------   -----------
Balance Sheet Data:
 Working capital                                                   $ 88,011    $211,835     $  270,018     $  381,180     $  356,578
 Total assets                                                       189,866     351,553        512,640        691,254        743,381
 Long-term liabilities                                               39,927      10,622          8,459        138,178        155,553
 Total equity                                                        79,114     242,091        352,661        384,577        416,560

                                                                                 Fiscal Year Ended
                                                                   -------------------------------------------
                                                                       1997           1998           1999
                                                                   ------------   -------------   ------------
                                                                    (Restated)     (Restated)
                                                                   (Dollars in Thousands, Except Per Share Data)

Other Financial Data:
Income before provision for income taxes                             $ 23,588       $ 36,349       $ 73,681
Plus:   Interest Expense                                                3,471          7,517         11,522
                                                                     --------       --------       --------
EBIT (a)                                                               27,059         43,866         85,203
Plus:  Depreciation and amortization                                    6,473         10,861         20,384
                                                                     --------       --------       --------
EBITDA (b)                                                             33,532         54,727        105,587
Unusual Charges Included in Continuing
 Operations (i)                                                        17,950         32,007         10,303

Cash Paid For Unusual Charges Included
 in Continuing Operations                                             (22,906)       (24,476)       (29,134)
                                                                     --------       --------       --------
Adjusted EBITDA (c)                                                    28,576         62,258         86,756

EBITDA Coverage (d)                                                       9.7x           7.3x           9.2x
EBITDA Margin (e)                                                         2.9%           4.0%           6.8%
Adjusted EBITDA Coverage (f)                                              8.2x           8.3x           7.5x
Adjusted EBITDA Margin (g)                                                2.5%           4.5%           5.5%

Cash (used in) provided by operating                                 $(10,802)      $ 27,936       $(18,704)
 activities
Cash used in investing activities                                     (74,843)       (47,969)       (28,914)
Cash provided by financing activities                                  56,427         65,209          7,471

-----------------

(a)  EBIT represents income before income taxes plus interest expense.
(b) EBITDA represents EBIT plus depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies.
(c) Adjusted EBITDA represents EBITDA plus unusual charges included in continuing operations less cash paid for unusual charges included in continuing operations.
(d)  EBITDA coverage represents the ratio of EBITDA to interest expense.
(e)  EBITDA margin represents the ratio of EBITDA to net sales.
(f) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to interest expense.
(g) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.
(h)  Adjusted to give effect to a three-for-one stock split in fiscal year 1996.
(i) Fiscal 1999 excludes $5,379 of information systems accelerated depreciation.

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

OPERATING HIGHLIGHTS

  The following table sets forth information regarding the Company's net sales by business for the periods indicated (in millions):

                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Net Sales
 Physician Supply Business  ........................................        $  610.4         $  662.5         $  677.4
 Imaging Business  .................................................           362.5            409.7            524.8
 Long-Term Care Business............................................           177.7            287.6            342.4
 International Business  ...........................................            15.7             22.0             19.9
      Total company  ...............................................        $1,166.3         $1,381.8         $1,564.5
                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Percentage of Net Sales
 Physician Supply Business..........................................            52.3%            48.0%            43.3%
 Imaging Business...................................................            31.1             29.7             33.5
 Long-Term Care Business............................................            15.2             20.8             21.9
 International Business.............................................             1.4              1.5              1.3
      Total company.................................................           100.0%           100.0%           100.0%
                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Gross Margin Trends
 Total Company......................................................            24.6%            26.5%            27.0%
                                                                                     Fiscal Year Ended
                                                                       --------------------------------------------------
                                                                             1997             1998             1999
                                                                       --------------    --------------     -------------
                                                                         (Restated)       (Restated)
Income From Operations
 Physician Supply Business  ........................................           $ 3.4            $16.9            $ 46.8
 Imaging Business  .................................................             4.0              6.5              19.4
 Long-Term Care Business............................................            12.8             17.7              19.3
 International Business  ...........................................             0.5             (5.3)            (11.7)
      Total company  ...............................................           $20.7            $35.8            $ 73.8

  The following table sets forth certain operating trends of the Company for the periods indicated:

                                                                                            Fiscal Year Ended
                                                                                        -------------------------
                                                                                          1998            1999
                                                                                        ----------     ----------
                                                                                       (Restated)
Operating Trends:
 Average Days Sales Outstanding....................................................       52.0            56.0
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

  In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                                             1999          1998
                                                                                          -----------  -----------
Merger costs and expenses............................................................       $ 4,371       $14,066
Restructuring costs and expenses.....................................................         4,922         3,691
Information systems accelerated depreciation.........................................         5,379            --
Goodwill impairment charges..........................................................            --         5,807
Gulf South operational tax charge and professional fee accrual.......................            --         5,986
Other charges........................................................................         1,010         2,457
                                                                                          -----------  -----------
Total charges........................................................................       $15,682       $32,007
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

     Merger costs and expenses for fiscal 1999 include $2,818 of charges recorded at the commitment date of an integration plan adopted by management and $2,481 of charges for merger costs expensed as incurred. In addition, during fiscal 1999, the Company reversed approximately $928 of merger costs and expenses into income, of which approximately $777 related to direct transaction costs (refer to Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998).

     Merger costs and expenses for fiscal 1998 include $4,055 of charges recorded at the commitment date of an integration plan adopted by management and $10,011 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs related to the merger with Gulf South.

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

  As stated above, recent acquisitions of companies by the Imaging Business have added to our remediation efforts. The Company does not fully know the state of Year 2000 readiness of the acquired companies. As a result, seven acquired service centers are targeted to be integrated into the imaging division's distribution IT system as branches prior to the end of September 1999. Currently, the Imaging Business has 30 of 37 service centers and its corporate location systems converted to its new system, which the Company believes is Year 2000 compliant. The progress of these integrations will be closely monitored, the Year 2000 readiness of these branches will be assessed, and contingency plans will be modified accordingly.

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

  Costs for Company's Year 2000 Program

  The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition or results of operations. Since initiation of its program in calendar year 1998, the Company has expensed approximately $0.5 million on a worldwide basis in costs on a pretax basis to address its Year 2000 readiness issues. These expenditures include information system replacement and embedded technology upgrade costs of $0.3 million, supplier and customer compliance costs of $0.1 million and all other costs of $0.1 million. The Company currently estimates that the total of such costs for addressing its internal Year 2000 readiness, on a worldwide basis, will approximate $1.7 million in the aggregate on a pretax basis. These costs are being expensed as they are incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and equipment and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. All costs are being funded through operating cash flows. No projects material to the financial condition, or results of operations of the Company have been deferred or delayed as a result of the Year 2000 program. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time has not been specifically quantified. As reported previously, concurrent with the Year 2000 modifications and upgrades to existing systems, the Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that the Company believes are year 2000 compliant. The aforementioned amounts specifically exclude the costs associated with the implementations, but not the testing of these "New Systems" which are being installed primarily to integrate operations and achieve additional information technology functionality.

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

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Years Ended April 2, 1999, April 3, 1998, and March 28, 1997

                            (Dollars in Thousands)


                                                                                                     1999        1998        1997
                                                                                                  ----------  ----------  ---------
                                                                                                              (Restated)  (Restated)
Cash Flows From Operating Activities:
 Net income......................................................................................  $ 43,741   $  17,552   $  15,523
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization.................................................................    20,384      10,861       6,473
   Provision for doubtful accounts...............................................................     5,181       3,289       3,965
   Provision (benefit) for deferred income taxes.................................................    10,901      (2,647)     (5,891)
   Merger and other nonrecurring costs and expenses..............................................     4,873      22,340       4,879
   (Gain) on sale of fixed assets................................................................      (836)         --          --
   Deferred compensation expense.................................................................       365         630          --
   Unrealized loss (gain) on marketable securities...............................................       288           3        (457)
   Changes in operating assets and liabilities, net of effects from business acquisitions:
     Accounts receivable, net....................................................................   (43,848)    (17,140)    (14,818)
     Inventories, net............................................................................     1,275      (2,273)     (3,004)
     Prepaid expenses and other assets...........................................................    (4,916)    (10,675)     (7,247)
     Other assets................................................................................    (2,265)     (2,562)     (4,784)
     Accounts payable, accrued expenses, and other liabilities...................................   (53,847)      8,558      (5,441)
                                                                                                  ----------  ----------  ---------
      Net cash (used in) provided by operating activities........................................   (18,704)     27,936     (10,802)
                                                                                                  ----------  ----------  ---------
Cash Flows From Investing Activities:
 Purchases of marketable securities..............................................................   (50,813)   (318,166)   (256,824)
 Proceeds from sales and maturities of marketable securities.....................................   125,098     309,628     205,117
 Proceeds from sale of property and equipment....................................................     1,586          --          --
 Capital expenditures............................................................................   (24,774)    (10,519)     (7,171)
 Purchases of businesses, net of cash acquired...................................................   (75,453)    (22,481)    (11,985)
 Payments on noncompete agreements...............................................................    (4,558)     (6,431)     (3,980)
                                                                                                  ----------  ----------  ---------
      Net cash used in investing activities......................................................   (28,914)    (47,969)    (74,843)
                                                                                                  ----------  ----------  ---------
Cash Flows From Financing Activities:
 Proceeds from public debt offering, net of debt issuance costs..................................        --     119,459          --
 Proceeds from borrowings........................................................................    24,000       4,349       6,131
 Repayments of borrowings........................................................................   (20,337)    (56,014)    (42,180)
 Repayments on revolving line of credit..........................................................        --      (5,000)         --
 Principal payments under capital lease obligations..............................................      (366)       (306)       (795)
 Proceeds from issuance of common stock..........................................................     4,174       2,721      94,371
 Distributions to former S corporation shareholders..............................................        --          --      (1,100)
                                                                                                  ----------  ----------  ---------
      Net cash provided by financing activities..................................................     7,471      65,209      56,427
                                                                                                  ----------  ----------  ---------
Foreign currency translation adjustment..........................................................       119      (1,203)        (93)
                                                                                                  ----------  ----------  ---------
Gulf South decrease in cash and cash equivalents for the three months ended April 3, 1998........      (349)         --          --
                                                                                                  ----------  ----------  ---------
Net (decrease) increase in cash and cash equivalents.............................................   (40,377)     43,973     (29,311)
Cash and cash equivalents, beginning of year.....................................................    81,483      37,510      66,821
                                                                                                  ----------  ----------  ---------
Cash and cash equivalents, end of year...........................................................  $ 41,106   $  81,483   $  37,510
                                                                                                  ==========  ==========  =========
Supplemental Disclosures:
 Cash paid for:
   Interest......................................................................................  $ 17,877   $   5,195   $   1,237
                                                                                                  ==========  ==========  =========

   Income taxes..................................................................................  $ 36,497   $  21,170   $  10,000
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

  The results of operations for the acquired companies through their respective acquisition dates and the combined amounts presented in the consolidated financial statements follow:

                                                                         Fiscal Year Ended April 2, 1999
                                                                      ------------------------------------
                                                                         Other
                                                                        Pooled
                                                                       Entities       PSS       Combined
                                                                      ----------  ----------  ------------
Net sales............................................................   $51,643   $1,512,862   $1,564,505
Gross profit.........................................................     4,914      416,994      421,908
Net income...........................................................    (1,098)      44,839       43,741
Other changes in shareholders' equity................................        70      (11,828)     (11,758)

                                                                                Fiscal Year Ended April 3, 1998
                                                                     -------------------------------------------------------
                                                                                              Other
                                                                                             Pooled
                                                                     Gulf South     S&W     Entities     PSS      Combined
                                                                     -----------  --------  ---------  --------  -----------
Net sales..........................................................    $287,582   $38,003    $92,722   $963,479  $1,381,786
Gross profit.......................................................      74,353     8,756     14,598    268,729     366,436
Net income.........................................................      12,114    (2,095)       581      6,952      17,552
Other changes in shareholders' equity..............................
                                                                            753     2,790       (243)    15,752      19,052

                                                             Fiscal Year Ended March 28, 1997
                                ------------------------------------------------------------------------------------------
                                 Gulf South
                                     As                                                     Other
                                 Originally   Impact of    Gulf South  X-Ray of             Pooled
                                 Published   Restatement    Restated    Georgia     S&W    Entities    PSS      Combined
                                              (See Note
                                               4 and 22)
                                -----------  -----------   ---------    -------    -----  ---------   -----   ------------
Net sales......................    $177,710  $      --       $177,710   $33,182   $72,034  $225,522  $657,838  $1,166,286
Gross profit...................      48,052           --       48,052     5,784    16,782    34,531   182,324     287,473
Net income.....................      10,694       (1,622)       9,072       938        54     2,024     3,435      15,523
Other changes in shareholders'
 equity........................      93,651           --       93,651    (1,100)    1,321     1,426     2,774      98,072

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

4. CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

  In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                                1999          1998          1997
                                                                              --------      --------      --------
Merger costs and expenses...............................................       $ 4,371       $14,066       $14,506
Restructuring costs and expenses........................................         4,922         3,691            --
Information systems accelerated depreciation............................         5,379            --            --
Goodwill impairment charges.............................................            --         5,807            --
Gulf South operational tax charge and professional fee accrual..........            --         5,986         1,998
Other charges...........................................................         1,010         2,457         1,446
                                                                              --------      --------      --------
Total charges...........................................................       $15,682       $32,007       $17,950
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

  Merger costs and expenses for fiscal 1999 include $2,818 of charges recorded at the commitment date of an integration plan adopted by management and $2,481 of charges for merger costs expensed as incurred. In addition, during fiscal 1999, the Company reversed approximately $928 of merger costs and expenses into income, of which approximately $777 related to direct transaction costs (refer to Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998).

  Merger costs and expenses for fiscal 1998 include $4,055 of charges recorded at the commitment date of an integration plan adopted by management and $10,011 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs related to the merger with Gulf South.

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

The following table presents financial information about the Company's business segments (in thousands):

The following table presents financial information about the Company's business segments (in thousands):

                                                                  April 2,     April 3,    March 28,
                                                                    1999         1998        1997
                                                               -----------  -----------  -----------
NET SALES:
  Physician Supply Business                                    $  677,353   $  662,543   $  610,358
  Imaging Business                                                524,823      409,660      362,511
  Long-Term Care Business                                         342,405      287,582      177,710
  Other (a)                                                        19,924       22,001       15,707
                                                               -----------  -----------  -----------
       Total net sales                                         $1,564,505   $1,381,786   $1,166,286
                                                               ===========  ===========  ===========
INCOME FROM OPERATIONS:
  Physician Supply Business                                    $   46,842   $   16,871   $    3,358
  Imaging Business                                                 19,400        6,486        4,048
  Long-Term Care Business                                          19,275       17,721       12,848
  Other (a)                                                       (11,664)      (5,310)         498
                                                               -----------  -----------  -----------
       Total income from operations                            $   73,853   $   35,768   $   20,752
                                                               ===========  ===========  ===========
DEPRECIATION:
  Physician Supply Business                                    $    6,844   $    3,287   $    3,309
  Imaging Business                                                  3,614        1,010          172
  Long-Term Care Business                                           1,429          934          375
  Other (a)                                                           322          398           --
                                                               -----------  -----------  -----------
       Total depreciation                                      $   12,209   $    5,629   $    3,856
                                                               ===========  ===========  ===========
AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
  Physician Supply Business                                    $    2,953   $    2,444   $    2,380
  Imaging Business                                                  3,460        1,545          121
  Long-Term Care Business                                           1,762        1,243          116
                                                               -----------  -----------  -----------
       Total amortization of intangible assets                 $    8,175   $    5,232   $    2,617
                                                               ===========  ===========  ===========
PROVISION FOR DOUBTFUL ACCOUNTS:
  Physician Supply Business                                    $    1,627   $      605   $    2,463
  Imaging Business                                                    846          539          578
  Long-Term Care Business                                           2,485        2,004          924
  Other (a)                                                           223          141           --
                                                               -----------  -----------  -----------
       Total provision for doubtful accounts                   $    5,181   $    3,289   $    3,965
                                                               ===========  ===========  ===========

CAPITAL EXPENDITURES:
  Physician Supply Business                                    $   15,149   $    4,468   $    5,635
  Imaging Business                                                  6,735        4,565          419
  Long-Term Care Business                                           2,890        1,659        1,117
  Other (a)                                                            --         (173)          --
                                                               -----------  -----------  -----------
       Total capital expenditures                              $   24,774   $   10,519   $    7,171
                                                               ===========  ===========  ===========

ASSETS:
  Physician Supply Business                                    $  236,452   $  320,216
  Imaging Business                                                277,250      158,698
  Long-Term Care Business                                         174,868      196,306
  Other (a)                                                        54,811       16,034
                                                               -----------  -----------
       Total assets                                            $  743,381   $  691,254
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

                                                     Fiscal Year 1998                                Fiscal Year 1999
           As Restated                 -------------------------------------------     --------------------------------------------
(In Thousands, Except Per Share Data)     Q1          Q2          Q3         Q4            Q1          Q2           Q3         Q4
                                       ---------  ---------    --------   --------     --------    ---------    --------   ---------
Net sales .........................   $ 315,313   $ 344,242   $ 353,642   $ 368,589    $ 367,562   $ 387,366   $ 399,547   $ 410,029
Gross profit ......................      81,140      90,521      94,277     100,498       97,198     104,901     109,684     110,124
General and administrative expenses      46,091      54,277      53,376      74,571       54,523      52,310      53,913      63,986
Net income (loss) .................       7,580       7,200       8,730      (5,958)       8,868      13,307      13,822       7,743
Basic earnings (loss) per share ...   $    0.11   $    0.10   $    0.12   $   (0.08)   $    0.13   $    0.19   $    0.20   $    0.11
Diluted earnings  (loss) per share    $    0.11   $    0.10   $    0.12   $   (0.08)   $    0.12   $    0.19   $    0.19   $    0.11

                                                      Fiscal Year 1998                               Fiscal Year 1999
           Adjustments                ---------------------------------------------    ---------------------------------------------
(In Thousands, Except Per Share Data)       Q1         Q2         Q3          Q4           Q1          Q2         Q3           Q4
                                      ---------    ---------   --------    --------    --------    ---------   --------    ---------
Net sales .........................   $  27,131   $  24,119   $  23,027   $  18,444    $  25,024   $  21,295   $   5,324         $--
Gross profit ......................       4,356       3,905       3,581       2,758        2,514       1,920         480          --
General and administrative expenses       3,776       3,691       3,392      (3,356)       5,919       2,350       2,343          --
Net income (loss) .................        (341)       (558)       (595)      3,076       (2,427)       (544)     (1,210)         --
Basic earnings (loss) per share ...   $   (0.01)  $   (0.01)  $   (0.01)  $    0.04    ($   0.03)  ($   0.01)  ($   0.01)        $--
Diluted earnings  (loss) per share    $   (0.01)  $   (0.01)  $   (0.01)  $    0.05    ($   0.03)  ($   0.01)  ($   0.02)        $--

     As Previously Reported                          Fiscal Year 1998                                  Fiscal Year 1999
                                      ---------------------------------------------      -------------------------------------------
(In Thousands, Except Per Share            Q1          Q2         Q3          Q4            Q1          Q2          Q3         Q4
  Data)                               ---------     -------     -------     -------      -------     -------     -------     -------
Net sales .........................    $288,182    $320,123    $330,615    $350,145     $342,538    $366,071    $394,223    $410,029
Gross profit ......................      76,784      86,616      90,696      97,740       94,684     102,981     109,204     110,124
General and administrative ........      42,315      50,586      49,984      77,927       48,604      49,960      51,570      63,986
 expenses
Net income (loss) .................       7,921       7,758       9,325      (9,034)      11,295      13,851      15,032       7,743
Basic earnings (loss) per .........   $    0.12   $    0.11   $    0.14   ($   0.13)   $    0.16   $    0.20   $    0.21   $    0.11
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

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (Restated)

          FOR THE YEARS ENDED MARCH 28, 1997, APRIL 3, 1998, AND April 2, 1999

                            (Dollars in Thousands)



                                                                   Additions
                                                           --------------------------
                                                Balance    Provision
                                                  at        Charged      Transfers                 Balance
           Valuation Allowance for             Beginning       to           From                  at End of
             Accounts Receivable               of Period    Expense     Acquisitions  Write-offs   Period
--------------------------------------         ---------   ---------    ------------  ----------  ---------

Year ended March 28, 1997                         $4,035     $3,965             $883      $2,996     $5,887
Year ended April 3, 1998                           5,887      3,289              447       3,619      6,004
Gulf South January 1, 1998 to April 3, 1998
 activity                                          6,004      5,564(a)            --       1,578      9,990
Year ended April 2, 1999                           9,990      5,181              332       7,670      7,833

                                                             Additions
                                                      -------------------------
                                           Balance    Provision
                                             at        Charged      Transfers                 Balance
        Valuation Allowance for           Beginning       to           From                  at End of
         Inventory Obsolescence           of Period    Expense     Acquisitions  Write-offs   Period
--------------------------------------    ---------   ---------    ------------  ----------  ---------


Year ended March 28, 1997                    $  775     $1,204           $1,938      $  731     $3,186
Year ended April 3, 1998                      3,186      1,238            1,203       2,531      3,096
Gulf South January 1, 1998 to April 3,
 1998 activity                                3,096      3,291(a)            --         160      6,227
Year ended April 2, 1999                      6,227        801            1,019       5,136      2,911

                                                      Charged
                                                         To
                                           Balance    General
                                             at          &                      Balance
         Gulf South Operational           Beginning    Admin.                  at End of
           Tax Charge Reserve             of Period   Expense    Utilizations   Period
--------------------------------------    ---------   -------    ------------  ---------


Year ended March 28, 1997                    $1,656   $1,998     $         --     $3,654
Year ended April 3, 1998                      3,654    3,067               --      6,721
Gulf South January 1, 1998 to April 3,
 1998 activity                                6,721    2,771(a)            --      9,492
Year ended April 2, 1999                      9,492       --            1,646      7,846

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on July 22, 1999.

                              PSS WORLD MEDICAL, INC.

                              By:                /s/ Patrick C. Kelly
                                        -------------------------------------
                                        Patrick C. Kelly,
                                        Chairman and Chief Executive Officer