Form 10-Q
period 1999-06-30
PSS WORLD MEDICAL INC
filed 1999-08-16
CIK 920527

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     JUNE 30, 1999

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

                                 [X] Yes [ ] No

     As of August 13, 1999, 1999 a total of 70,988,171 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                  JUNE 30, 1999


                                      INDEX

                                                                                           PAGE NUMBER
                                                                                        --------------------
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
              June 30, 1999 and April 2, 1999                                                    3

          Condensed Consolidated Statements of Operations -
              For the Three Months Ended June 30, 1999 and 1998 (Restated)                       4

          Condensed Consolidated Statements of Cash Flows -
              For the Three Months Ended June 30, 1999 and 1998 (Restated)                       5

          Notes to Condensed Consolidated Financial Statements -
              June 30, 1999 and 1998 (Restated)                                                  6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               21

PART II  OTHER INFORMATION

          Item 1. Legal Proceedings                                                             33

          Item 2. Changes in Securities and Use of Proceeds                                     33

          Item 6. Exhibits and Reports on Form 8-K                                              34

SIGNATURES                                                                                      37

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                            June 30,      April 2,
                                                                                              1999          1999
                                                                                          ----------     ---------
                                                                                          (Unaudited)        *
Current Assets:

   Cash and cash equivalents.........................................................      $  38,891     $  41,106
   Marketable securities.............................................................          9,170             3
   Accounts receivable, net..........................................................        278,779       272,996
   Inventories, net..................................................................        132,666       153,626
   Employee advances.................................................................            770           702
   Prepaid expenses and other........................................................         66,753        59,413
                                                                                           ---------     ---------
            Total current assets.....................................................        527,029       527,846
                                                                                           ---------     ---------
Property and equipment, net..........................................................         51,643        48,167

Other Assets:
   Intangibles, net..................................................................        158,018       146,082
   Other.............................................................................         21,210        21,286
                                                                                           ---------     ---------
            Total assets.............................................................       $757,900      $743,381
                                                                                           =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..................................................................       $103,754      $112,966
   Accrued expenses..................................................................         48,279        48,704
   Current maturities of long-term debt and capital lease obligations................            827         1,062
   Other.............................................................................         10,492         8,536
                                                                                           ---------     ---------
            Total current liabilities................................................        163,352       171,268
Long-term debt and capital lease obligations, net of current portion.................        163,475       152,442
Other................................................................................          2,393         3,111
                                                                                           ---------     ---------
            Total liabilities........................................................        329,220       326,821
                                                                                           ---------     ---------

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
      and outstanding................................................................             --            --
   Common stock, $.01 par value; 150,000,000 shares authorized, 70,797,599 and
      70,796,024 shares issued and outstanding at June 30, 1999 and April 2, 1999,               708           708
      respectively...................................................................
   Additional paid-in capital........................................................        349,533       349,460
   Retained earnings.................................................................         82,521        70,211
   Cumulative other comprehensive income.............................................         (1,440)       (1,177)
                                                                                           ---------     ---------
                                                                                             431,322       419,202
   Unearned ESOP shares..............................................................         (2,642)       (2,642)
                                                                                           ---------     ---------
            Total shareholders' equity...............................................        428,680       416,560
                                                                                           ---------     ---------
            Total liabilities and shareholders' equity...............................       $757,900      $743,381
                                                                                           =========     =========


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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                                           Three Months Ended
                                                                                     --------------------------------
                                                                                      June 30, 1999    June 30, 1998
                                                                                     ---------------  ---------------
                                                                                                         (Restated)
Net sales                                                                            $                $
                                                                                          436,719          367,562
Cost of goods sold                                                                        320,298          270,364
                                                                                     ---------------  ---------------
      Gross profit                                                                        116,421           97,198

General and administrative expenses                                                        59,508           54,523
Selling expenses                                                                           34,346           26,696
                                                                                     ---------------  ---------------
      Income from operations                                                               22,567           15,979
                                                                                     ---------------  ---------------

Other income (expense):
      Interest expense                                                                     (3,511)          (3,093)
      Interest and investment income                                                          451            1,748
      Other income                                                                          1,391              762
                                                                                     ---------------  ---------------
                                                                                           (1,669)            (583)
                                                                                     ---------------  ---------------

Income before provision for income taxes                                                   20,898           15,396
Provision for income taxes                                                                  8,588            6,528
                                                                                     ---------------  ---------------

Net income                                                                           $     12,310     $      8,868
                                                                                     ===============  ===============

Earnings per share:
      Basic                                                                          $        0.17    $        0.13
                                                                                     ===============  ===============
      Diluted                                                                        $        0.17    $        0.12
                                                                                     ===============  ===============

Weighted average shares outstanding (in thousands):
      Basic                                                                                70,796           70,384
                                                                                     ===============  ===============
      Diluted                                                                              71,151           71,253
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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                             Three Months Ended
                                                                                     -----------------------------------
                                                                                      June 30, 1999       June 30, 1998
                                                                                     ----------------    ---------------
                                                                                                           (Restated)
Cash Flows From Operating Activities:
   Net income                                                                           $   12,310          $    8,868
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                        4,485               5,072
        Provision for doubtful accounts                                                        151                 317
        Gain on sale of fixed assets                                                           (33)                  0
        Deferred compensation                                                                   66                 222
        Changes  in  operating  assets  and  liabilities,  net of  effects  from business acquisitions:
             Accounts receivable, net                                                         (866)            (16,167)
             Inventories                                                                    24,228               7,368
             Prepaid expenses and other current assets                                      (6,862)              1,110
             Other assets                                                                   (2,568)             (2,219)
             Accounts payable, accrued expenses and other liabilities                      (14,225)            (24,698)
                                                                                     ----------------    ---------------
                Net cash provided by (used in)  operating activities                        16,686             (20,127)
                                                                                     ----------------    ---------------

Cash Flows From Investing Activities:
   Purchases of marketable securities                                                       (9,168)            (29,332)
   Proceeds from sales and maturities of marketable securities                                   0              77,531
   Proceeds from sale of fixed assets                                                           38                   0
   Capital expenditures                                                                     (5,147)             (2,905)
   Purchases of businesses, net of cash acquired                                           (13,085)             (7,212)
   Payments on noncompete agreements                                                          (486)               (886)
                                                                                     ----------------    ---------------
                Net cash (used in) provided by investing activities                        (27,848)             37,196
                                                                                     ----------------    ---------------

Cash Flows From Financing Activities:
   Proceeds from borrowings                                                                 11,000                 205
   Repayment of borrowings                                                                  (1,720)             (2,109)
   Principal payments under capital lease obligations                                          (78)               (107)
   Proceeds from issuance of common stock                                                        8                  86
                                                                                     ----------------    ---------------
                Net cash provided by (used in) financing activities                          9,210              (1,925)
                                                                                     ----------------    ---------------
Foreign currency translation adjustment                                                       (263)                 30
                                                                                     ----------------    ---------------
Net decrease in cash and cash equivalents                                                   (2,215)             15,174
Cash and cash equivalents, beginning of period                                              41,106              81,483
                                                                                     ----------------    ---------------
Cash and cash equivalents, end of period                                                $   38,891          $   96,657
                                                                                     ================    ===============












             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of PSS World Medical, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated and give retroactive effect to the mergers with Medical Imaging Systems, Inc. ("MIS") and TriStar Imaging Systems, Inc. ("TriStar") acquired during fiscal 1999 and various acquired companies previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). The Company's previously issued financial statements included in Form 10Q for the three months ended June 30, 1998 were not restated for (1) the information systems accelerated depreciation, (2) the reversal of GSMS restructuring charge, and (3) the immaterial Pooled Entities (refer to Note 10 - Restatements). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS, MIS, TriStar, and the Pooled Entities had operated as one entity since inception.

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

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


NOTE 2 - BUSINESS ACQUISITIONS

     Purchase Acquisitions

     During the three months ended June 30, 1999, the Company acquired certain assets and assumed certain liabilities of one physician supply and equipment distributor, four imaging supply and equipment distributors, and two long-term care distributors. During the three months ended June 30, 1998, the Company acquired certain assets and assumed certain liabilities of three physician supply and equipment distributors, two imaging supply and equipment distributors, and one long-term care distributors. A summary of the details of the transactions follows:

                                                June 30, 1999   June 30, 1998
                                                -------------   -------------
    Number of acquisitions......................         7               6
    Total consideration.........................   $20,552          $9,555
    Cash paid, net of cash acquired.............    13,085           7,841
    Goodwill recorded...........................    10,931           2,651
    Value of Noncompete Agreements..............       575           1,105

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


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

     The following table summarizes the adjustments recorded against goodwill during the three months ended June 30, 1999:

                                                                  June 30, 1999
                                                                  -------------
    Merger costs and expenses ...................................    $   593
    Integration plan accrual.....................................        990
                                                                  -------------
                                                                      $1,583
                                                                  =============

     During the three months ended June 30, 1999, the Company recorded $593 of merger integration costs and expenses directly to goodwill as incurred as these costs were contemplated at the time of acquisition. In addition, the Company recorded $990 of additional goodwill at the time an integration plan was formalized. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the integration plan.

     During the three months ended June 30, 1998, there were no adjustments to goodwill.

     Pooling-of-Interests Transaction

     During the three months ended June 30, 1998, the Company merged with an imaging supply and equipment distributor, with aggregate annual revenues of approximately $18.0 million, in a merger accounted for under the pooling-of-interests method. The Company issued approximately 349,000 shares of PSS common stock in connection with this pooling. The accompanying condensed consolidated financial statements have been retroactively restated as if PSS and the pooled company had operated as one entity since inception.


NOTE 3 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     Charges Included In General and Administrative Expenses

     In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


                                                  June 30, 1999   June 30, 1998
                                                  -------------   -------------
                                                                    (Restated)

    Merger costs and expenses....................      $ 372            $ 829
    Restructuring costs and expenses.............        513            1,995
    Information systems accelerated depreciation.         --            1,499
                                                  -------------   -------------
    Total .......................................      $ 885          $ 4,323
                                                  =============   =============


     Merger Costs and Expenses

     The Company's policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3") or 95-14, Recognition of Liabilities in Anticipation of a Business Combination ("EITF 95-14"), are met. Merger costs and expenses recorded at the commitment date primarily include charges for involuntary employee termination costs, branch shut-down costs, lease termination costs, and other exit costs.

     If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, 4) training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, and (5) direct transaction costs primarily consist of investment banking, legal, accounting, and filing fees related to mergers with the Company.. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

     Merger costs and expenses for the three months ended June 30, 1999 included merger charges expensed as incurred, which primarily related to branch shutdown costs.

     Merger costs and expenses for the three months ended June 30, 1998 included $200 of charges recorded at the commitment date of an integration plan adopted by management and $629 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs from the merger with MIS and the Pooled Entities.

     Restructuring Costs and Expenses

     Restructuring costs and expenses for the three months ended June 30, 1999 included $727 of charges for restructuring costs expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the Company reversed $214 of restructuring costs and expenses into income, which related to an overaccrual for involuntary employee termination costs from restructuring Plan A. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for a further discussion regarding the restructuring plan.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     During the three months ended June 30, 1998, management approved and adopted an additional Gulf South component to its formal plan to restructure the Company. This restructuring plan identified two additional distribution centers and two corporate offices to be merged with existing facilities and identified three executives to be involuntarily terminated. Accordingly, the Company recorded restructuring costs and expenses of $1,503 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, involuntary employee termination costs of $281, $570, and $652, respectively.

     The remaining $492 of restructuring costs recorded during the three months ended June 30, 1998 represent charges expensed as incurred for other exit costs.

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

     Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to a range of 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. For the three months ended June 30, 1998, the $1,499 represents the incremental impact on depreciation expense resulting from management's decision to replace its information systems.


NOTE 4 - ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

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

     As part of the integration plans, certain costs are recognized at the date in which the plan is formalized and adopted by management (commitment date). These costs are generally related to employee terminations and relocation, lease

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     terminations, and branch shutdown. In addition, there are certain costs that do not meet the criteria for accrual at the commitment date and are expensed as the plan is implemented (refer to Note 3, Charges Included in General and Administrative Expenses). Involuntary employee termination costs are employee severance costs and termination benefits. Lease termination costs are lease cancellation fees and forfeited deposits. Branch shutdown costs include costs related to facility closure costs. Employee relocation costs are moving costs of employees of an acquired company in transactions accounted for under the purchase method of accounting.

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $4,242 and $4,084 at June 30, 1999 and April 2, 1999, respectively, as compared to $4,255 and $4,327 at June 30, 1998 and April 3, 1998. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:

                             Involuntary
                               Employee      Lease       Branch
                             Termination  Termination   Shutdown
                                Costs        Costs       Costs       Total
                             ------------ ------------ ----------- -----------
    Balance at April 3, 1998 $   156      $   540      $   461      $ 1,157
         Adjustments              --           --           --           --
         Additions                --           --           --           --
         Utilized                 (2)          --         (143)        (145)
                             ============ ============ ============ ===========
    Balance at June 30, 1998 $   154      $   540      $   318      $ 1,012
                             ============ ============ ============ ===========


     Involuntary employee termination costs are costs for seven employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, and computer support departments at locations where facilities were combined into existing facilities. As of June 30, 1998, one employee has been terminated and the remaining six employees are estimated to be terminated by the end of second quarter of fiscal 2000. Management identified seven distribution facilities to be closed and all operations would be ceased due to duplicative functions. Three of the seven identified distribution facilities had been shut down by June 30, 1998, with the remaining four locations estimated to be shut down by the second quarter of fiscal 2000. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

                             Involuntary
                               Employee      Lease       Branch
                             Termination  Termination   Shutdown
                                Costs        Costs       Costs        Total
                             ------------ ------------ ----------- -----------
    Balance at April 2, 1999 $   154      $   540      $   111      $  805
         Adjustments              --           --           --          --
         Additions                --           --           --          --
         Utilized                 --          (63)         (75)       (138)
                             ============ ============ ============ ===========
    Balance at June 30, 1999 $   154      $   477      $    36      $   667
                             ============ ============ ============ ===========


     As of June 30, 1999, one employee has been terminated and the remaining six employees are estimated to be terminated by the end of second quarter of fiscal 2000. Six of the seven identified distribution facilities had been shut down by June 30, 1999, and the final location will be shut down in the second quarter of fiscal 2000.

     During fiscal 1999, information system programming delays occurred that were not anticipated at the time the integration plan was finalized and adopted by management. As a result, the information system conversion dates for all locations were delayed. The accruals for involuntary employee termination and branch shutdown costs have not been paid in full as of June 30, 1999 because the information system conversion must be completed prior to consolidating distribution facilities. The lease termination costs will be paid through fiscal 2002.

     Nonsignificant Poolings-of-Interests Business Combination Plans

     The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity related to eight nonsignificant pooling-of-interests business combinations completed during fiscal 1997 through June 30, 1999, respectively, is as follows:


                             Involuntary
                               Employee      Lease       Branch
                             Termination  Termination   Shutdown
                                Costs        Costs       Costs       Total
                             ------------ ------------ ----------- -----------
    Balance at April 3, 1998 $   165      $   253      $   518      $  936
         Adjustments              --           --           --          --
         Additions                74           --          126         200
         Utilized                (17)        (117)        (280)       (414)
                             ============ ============ ============ ===========
    Balance at June 30, 1998 $   222      $   136      $   364      $  722
                             ============ ============ ============ ===========


     The Imaging Business acquired MIS in June 1998, and management formalized and adopted an integration plan in June 1998 to integrate the operations of the acquired company. Approximately $141 of the $722 accrued merger costs and expenses at June 30, 1998 relate to this integration plan. Involuntary employee termination costs are costs for six employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, and computer support departments at the acquired company's corporate office. As of June 30, 1998, no employees had been terminated. Management identified one distribution facility to be closed in which all operations would be ceased due to duplicative functions. The Company expects closure of this facility to occur in the second quarter of fiscal 2000.

     The remaining $581 of the $722 accrued merger costs and expenses at June 30, 1998 relate to several small integration plans that have been completed as of April 2, 1999.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

                             Involuntary
                               Employee      Lease       Branch
                             Termination  Termination   Shutdown
                                Costs        Costs       Costs        Total
                             ------------ ------------ ----------- -----------
    Balance at April 2, 1999 $    74      $  1,884      $  236      $ 2,194
         Adjustments              --           --           --           --
         Additions                --           --           --           --
         Utilized                 --          (22)        (210)        (232)
                             ============ ============ ============ ===========
    Balance at June 30, 1999 $    74      $  1,862      $   26      $  1,962
                             ============ ============ ============ ===========


     The Imaging Business acquired TriStar in October 1998, and management formalized and adopted an integration plan in April 1999 to integrate the operations of the acquired company. Approximately $1,857 of the $1,962 accrued merger costs and expenses at June 30, 1999 relate to this integration plan. Management identified two distribution facilities to be closed in which all operations would be ceased due to duplicative functions, both of which were in the process of being shutdown as of June 30, 1999. Management anticipates this integration plan will be completed during the second quarter of fiscal 2000; however, lease termination payments will extend through fiscal 2007.

     Significant Purchase Business Combination Plan

     The Company formalized and adopted an integration plan in September 1997 to integrate the operations of General X-Ray, Inc. ("GXI") with the Imaging Business. The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the commitment date. A summary of the GXI merger accruals is as follows:

                                              Involuntary
                                               Employee      Lease      Branch
                                  Relocation  Termination Termination  Shutdown
                                    Costs         Costs      Costs       Costs    Total
                                 ------------ ----------- ----------- ---------  --------
    Balance at April 3, 1998         $  162        $ 197     $ 1,090     $ 785   $ 2,234
         Adjustments                     --           --          --        --        --
         Additions                       --           --          --        --        --
         Utilized                        (2)          --         (60)      (90)     (152)
                                 ------------ ----------- ----------- ---------  --------
    Balance at June 30, 1998         $  160        $ 197     $ 1,030     $ 695   $ 2,082
                                 ============ =========== =========== =========  ========


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

     As of April 2, 1999, all employees have been terminated and relocated. The plan has been completed as of April 2, 1999, therefore, there is no impact on the three months ended June 30, 1999.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Nonsignificant Purchase Business Combination Plans

     The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity related to sevennonsignificant purchase business combinations during fiscal 1998 through the three months ended June 30, 1999 is as follows:

                                              Involuntary
                                               Employee      Lease      Branch
                                  Relocation  Termination Termination  Shutdown
                                    Costs         Costs      Costs       Costs    Total
                                 ------------ ----------- ----------- ---------  --------
    Balance at April 3, 1998         $    --       $  --     $   --     $  --    $    --
          Additions from Gulf
             South subsidiary             --         102        100       250        452
                                 ------------ ----------- ----------- ---------  --------
    Balance at April 4, 1998              --         102        100       250        452
         Adjustments                      --          --          --        --        --
         Additions                        --          --          --        --        --
         Utilized                         --         (11)         (2)       --       (13)
                                 ------------ ----------- ----------- ---------  --------
    Balance at June 30, 1998         $    --       $  91     $    98     $ 250   $   439
                                 ============ =========== =========== =========  ========


     The additions from the Gulf South subsidiary represents the additions of the accrued merger costs and expenses recorded by Gulf South during the period January 1 to April 3, 1998. No amounts were utilized during this period. GSMS formalized and adopted an integration plan during the period January 1 to April 3, 1998. The accrual at June 30, 1998 primarily relates to this integration plan. Involuntary employee termination costs are costs for 23 employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of June 30, 1998, 17 employees have been terminated. Management identified 2 distribution facilities to be closed in which all operations would be ceased due to duplicative functions, both of which had been shut down by June 30, 1998. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

     During fiscal 1999, information system programming delays occurred that were not anticipated at the time the integration plan was finalized and adopted by management. As a result, the information system conversion dates for all locations were delayed. The accruals for involuntary employee termination and branch shutdown costs have not been paid in full as of June 30, 1999 because the information system conversion must be completed prior to consolidating distribution facilities. The lease termination costs will be paid through fiscal 2002.

                                              Involuntary
                                               Employee      Lease      Branch
                                  Relocation  Termination Termination  Shutdown
                                    Costs         Costs      Costs       Costs    Total
                                 ------------ ----------- ----------- ---------  --------
    Balance at April 2, 1999         $  117        $ 545     $   410     $  13   $ 1,085
         Adjustments                     --           --          --        --        --
         Additions                       --           75         690       225       990
         Utilized                       (30)         (94)       (176)     (162)     (462)
                                 ------------ ----------- ----------- ---------  --------
    Balance at June 30, 1999         $   87        $ 526     $   924     $  76  $  1,613
                                 ============ =========== =========== =========  ========

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     The Imaging Business acquired Gilbert X-Ray, Inc. in September 1998 and management formalized and adopted two separate integration plans in fiscal 1999 to integrate the operations of the acquired company. Approximately $758 of the $1,613 accrued merger costs and expenses at June 30, 1999 relate to these integration plans. Relocation costs are for five employees of which two had been relocated as of June 30, 1999. Involuntary employee termination costs are costs for twenty-six employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of June 30, 1999, eight employees have been terminated. Management identified eight distribution facilities to be closed in which all operations would be ceased due to duplicative functions, three of which had been shut down by June 30, 1999. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company. Management anticipates these integration plans will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2003.

     In addition, the Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. Approximately $743 of the $1,613 accrued merger costs and expenses at June 30, 1999 relate to this integration plan. Involuntary employee termination costs are costs for fifteen employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of June 30, 1999, two employees have been terminated. Management identified two distribution facilities to be closed in which all operations would be ceased due to duplicative functions, one of which had been shut down by June 30, 1999. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company. Management anticipates the integration plan to be completed during the first quarter of fiscal 2001; however, lease termination payments will extend through fiscal 2004.

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

     The Company recorded a total accrual of $7,971 related to Plan A. Approximately $3,691 of the $7,971 total restructuring charge related to the PSS and DI divisions and was recorded in the accompanying consolidated statement of operations for the fiscal 1998. The additions from the Gulf South subsidiary represent restructuring costs and expenses of $4,280 recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. No amounts were utilized during this period. This charge is included in the retained earnings adjustment recorded on April 4, 1998.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $3,139 and $3,817, at June 30, 1999 and April 2, 1999, respectively, as compared to $7,425 and $3,691 at June 30, 1998 and April 3, 1998, respectively. A summary of the restructuring plan activity is as follows:

                              Involuntary
                                Employee      Lease       Branch
                              Termination  Termination   Shutdown   Other Exit
                                 Costs        Costs        Costs      Costs       Total
                              ------------ ------------ ---------- ------------ ----------
    Balance at April 3, 1998    $ 1,570     $ 1,389      $   627      $  105     $ 3,691
          Additions from Gulf
             South subsidiary     1,879         406        1,455         540       4,280
                              ------------ ------------ ---------- ------------ ----------
    Balance at April 2, 1999    $ 3,449     $ 1,795      $ 2,082     $   645     $ 7,971
         Adjustments                 --          --           --          --          --
         Additions                  652         570          281          --       1,503
         Utilized                  (842)       (191)        (857)       (159)     (2,049)
                              ------------ ------------ ---------- ------------ ----------
    Balance at June 30, 1999    $ 3,259     $ 2,174      $ 1,506     $   486     $ 7,425
                              ============ ============ ========== ============ ==========



     Plan A

     Restructuring Plan A impacted all divisions, and involved merging 18 locations into existing locations and eliminating overlapping regional operations and management functions. As of June 30, 1998, seven locations were merged into existing locations. The plan also included the termination of approximately 270 employees from operations, administration, and management. As of June 30, 1998, 75 employees were terminated as a result of the plan. Furthermore, branch shutdown costs include the costs to implement Best Practice Warehousing at the Gulf South division in order to provide efficient, consistent, standard service to Gulf South customers similar to the Company's established standards. Best Practice Warehousing involves removal of all products, tearing down racking, rebuilding racking, and relocating bins and products within the warehouse to achieve greater efficiencies in order filling. The amount of costs was estimated based upon the size of the warehouse.

     Plan B

     During the first quarter of fiscal 1999, the Company established an additional accrual of $1,503 related to Plan B. Restructuring Plan B related only to the Gulf South division, and involved merging six additional locations into existing locations. As a result of the consolidation of the duplicate facilities, lease termination costs will be incurred through fiscal 2000. At June 30, 1998, two of the six locations had been shut down. The plan also included the termination of three employees from operations and management. As of June 30, 1998, no employees were terminated as a result of the plan.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

                              Involuntary
                                Employee      Lease       Branch
                              Termination  Termination   Shutdown   Other Exit
                                 Costs        Costs        Costs      Costs       Total
                              ------------ ------------ ---------- ------------ ----------
    Balance at April 2, 1999      $ 1,601     $ 1,320    $   896     $    --     $ 3,817
         Adjustments                 (214)         --         --          --        (214)
         Additions                     --          --         --          --          --
         Utilized                    (128)       (257)       (79)         --        (464)
                              ------------ ------------ ---------- ------------ ----------
    Balance at June 30, 1999      $ 1,259     $ 1,063    $   817     $    --     $ 3,139
                              ============ ============ ========== ============ ==========

     During fiscal 1999, information system programming delays occurred that were not anticipated at the time the integration plan was finalized and adopted by management. As a result, the information system conversion dates for all locations were delayed. The accruals for involuntary employee termination and branch shutdown costs have not been paid in full as of June 30, 1999 because the information system conversion must be completed prior to consolidating distribution facilities. The lease termination costs will be paid through fiscal 2002.

     Plan A

     As of June 30, 1999, 232 employees were terminated as a result of the plan. Management anticipates terminating the remaining 38 employees by the end of the fourth quarter of fiscal 2000. As of June 30, 1999, all of the locations were merged into exisiting locations. The remaining locations will be merged in fiscal 2000.

     Plan B

     At June 30, 1999, three of the six locations had been shut down and the remaining three locations are scheduled to be shut down in fiscal 2000. As of April 2, 1999, all employees were terminated as a result of the plan, with the related severance payments to be made in fiscal 2000.


NOTE 5 - COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three months ended June 30, 1999 and 1998, as detailed in the following table:

                                                   June 30, 1999  June 30, 1998
                                                   -------------  -------------

    Net income..................................       $12,310        $8,868
                                                   -------------  -------------
    Other comprehensive income, net of tax:
       Foreign currency translation adjustment..          (263)           30
                                                   -------------  -------------
    Comprehensive income........................       $12,047        $8,898
                                                   =============  =============

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


NOTE 6 - EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented:

                                                         Three Months Ended
                                                       ----------- -----------
                                                         June 30,    June 30,
                                                           1999        1998
                                                       ----------- -----------

    Net income.........................................  $12,310      $8,868
                                                       =========== ===========

    Earnings per share:
       Basic...........................................    $0.17       $0.13
                                                       =========== ===========
       Diluted.........................................    $0.17       $0.12
                                                       =========== ===========

    Weighted average shares outstanding (in thousands):
       Common shares...................................   70,796      70,384
       Assumed exercise of stock options and warrants..      355         869
                                                       ----------- -----------
       Diluted shares outstanding......................   71,151      71,253
                                                       =========== ===========


NOTE 7 - SEGMENT INFORMATION


     The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes the way public companies report information about segments. SFAS No. 131 requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include Physician Sales & Service Division (the "Physician Supply Business"), Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"), Gulf South Medical Supply, Inc. ("GSMS" or the "Long-Term Care Business"), and WorldMed International, Inc. ("WorldMed Int'l") combined with the Holding Company.

     The Physician Supply Business is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate care markets in the United States. GSMS is a distributor of medical supplies and other products to the long-term care market. WorldMed Int'l along with WorldMed, Inc. manages and develops PSS' European medical equipment and supply distribution market.

     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

The following table presents financial information about the Company's business segments:

                                                            Three Months Ended
                                                          ---------------------
                                                           June 30,    June 30,
                                                             1999       1998
                                                          ---------   ---------
                                                                      (Restated)
    NET SALES:
       Physician Supply Business                          $ 173,431   $165,855
       Imaging Business                                     163,332    114,463
       Long-Term Care Business                               92,203     82,498
       Other (a)                                              7,753      4,746
                                                          ---------   ---------
                Total net sales                           $ 436,719   $367,562
                                                          =========   =========

    INCOME FROM OPERATIONS:
       Physician Supply Business                          $  11,841   $ 10,464
       Imaging Business                                       7,438      3,425
       Long-Term Care Business                                2,733      4,632
       Other (a)                                                555     (2,542)
                                                          ---------   ---------
                Total income from operations              $  22,567   $ 15,979
                                                          =========   =========

    DEPRECIATION:
       Physician Supply Business                          $     985   $  2,126
       Imaging Business                                         685      1,006
       Long-Term Care Business                                  346        373
       Other (a)                                                 65        100
                                                          ---------   ---------
                Total depreciation                        $   2,081   $  3,605
                                                          =========   =========

    AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
       Physician Supply Business                          $     518   $    554
       Imaging Business                                       1,266        549
       Long-Term Care Business                                  540        364
       Other (a)                                                 80         --
                                                          ---------   ---------
                Total amortization of intangible
                      and other assets                    $   2,404   $  1,467
                                                          =========   =========

    PROVISION FOR DOUBTFUL ACCOUNTS:
       Physician Supply Business                          $      (7)  $    199
       Imaging Business                                        (342)        83
       Long-Term Care Business                                  500         --
       Other (a)                                                 --         35
                                                          ---------   ---------
                Total provision for doubtful accounts     $     151    $   317
                                                          =========   =========

    CAPITAL EXPENDITURES:
       Physician Supply Business                          $   2,453   $  1,550
       Imaging Business                                       1,283      1,071
       Long-Term Care Business                                1,129        256
       Other (a)                                                282         28
                                                          ---------   ---------
                Total capital expenditures                $   5,147   $  2,905
                                                          =========   =========

                                                           June 30,    April 2,
                                                             1999        1999
                                                          ---------   ---------
    ASSETS:
       Physician Supply Business                          $ 224,610   $236,452
       Imaging Business                                     278,674    277,250
       Long-Term Care Business                              191,969    174,868
       Other (a)                                             62,647     54,811
                                                          ---------   ---------
                Total assets                              $ 757,900   $743,381
                                                          =========   =========

    (a) Other includes the holding company and the international subsidiaries.

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

     A series of related, putative securities class actions were filed against PSS and two officers beginning on or about March 22, 1999. The allegations are based on PSS' announcement that the SEC was reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions were consolidated by Order dated July 28, 1999. A consolidated amended complaint will be filed by the plaintiffs by September 24, 1999. The lawsuits are in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     PSS and certain of its current officers and directors were named as defendants in a purported securities class action lawsuit filed on or about May 28, 1998. The allegations are based upon a decline in the PSS stock price following announcements by PSS in May 1998 regarding the Gulf South merger that resulted in earnings below analyst's expectations. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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


NOTE 9 - SUBSEQUENT EVENTS

     Subsequent to June 30, 1999, the Company acquired certain assets, including accounts receivable, inventories, and equipment of two imaging supply and equipment distributors. These transactions were accounted for under the purchase method of accounting.
     A summary of the details of the transactions follows:

    Number of acquisitions..........................................        2
    Total consideration.............................................  $16,318
    Cash paid, net of cash acquired.................................    3,254
    Goodwill recorded...............................................    3,415
    Value of Noncompete Agreements..................................      600

                   PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Restated)
                                (Unaudited)
     (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

NOTE 10 - RESTATEMENTS

     The Company has restated its historical financial statements to include the effect of certain items as discussed below. The effect of the restatements is as follows:

                                   Three Months Ended June 30, 1998
                       ---------------------------------------------------------
                                  Information
                           As       Systems        GSMS
                       Previously  Accelerated Restructuring Immaterial    As
                        Reported  Depreciation     Plan B     Poolings  Restated
                       ---------- ------------ ------------- ---------- --------
    Net sales            $342,538    $  --        $  --       $25,024   $367,562
    Net income             11,295     (917)        (918)         (592)     8,868
    Earnings per share:
       Basic                $0.16   $(0.01)      $(0.01)       $(0.01)     $0.13
       Diluted               0.16    (0.01)       (0.01)        (0.01)      0.12



     Information Systems Accelerated Depreciation

     The $917 represents the incremental impact on depreciation expense, net of tax, for the three months ended June 30, 1998 related to the replacement of the information systems. Refer to Note 3, Charges Included in General and Administrative Expenses, for a further discussion regarding the accelerated depreciation.

     GSMS Restructuring Plan B

     Gulf South previously recorded $918 million (net of tax) of restructuring costs and expenses during the period January 1, 1998 to April 3, 1998 and, therefore, the amount was included in the retained earnings adjustment recorded on April 4, 1998. However, the Company's historical consolidated financial statements have been restated to reverse the $918 million charge as certain recognition criteria were not met. The charge was recognized when the criteria were met, which was during the first quarter of fiscal 1999.

     Immaterial Poolings

     The Company merged with certain imaging supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. Due to the immaterial effect of these acquisitions on prior periods, the Company's previously issued financial statements included in Form 10Q for the three months ended June 30, 1998 were not restated for the immaterial Pooled Entities. During fiscal 1999, the Company made two additional individually immaterial acquisitions accounted for as poolings of interests. As such, the Company evaluated the aggregate impact of the individually immaterial pooling of interest transactions on the Company's current and prior period financial statements and concluded that the aggregate impact was material to the Company's consolidated financial position taken as a whole. As a result, the Company's consolidated financial statements have been restated to include the historical financial results of the individually immaterial pooling-of-interest transactions for all periods prior to the date of the mergers, as shown above.

ITEM 2.           PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

GENERAL

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 110 service centers to customers in all 50 states and three European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

     The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 56 medical supply distribution service centers with approximately 750 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

     The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 38 imaging distribution service
     centers  with  approximately   730  service   specialists  and  210  sales
     representatives ("Imaging Business") serving over 15,000 customer sites in 41 states. The Imaging Business' primary market is the approximately 10,000 hospitals and other alternate-site imaging companies operating approximately 40,000 office sites throughout the United States.

     Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 13 distribution service centers with approximately 160 sales representatives ("Long-Term Care Business") serving over 14,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 17,000 long-term care facilities.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

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

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 28% of the Long-Term Care Business revenues for the 3 months ended June 30, 1999 represented sales to its top five customers. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.


RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three months ended June 30, 1999 and 1998. The accompanying financial statements give retroactive effect to the mergers with Medical Imaging Systems, Inc. ("MIS") and TriStar Imaging Systems, Inc. ("TriStar") acquired during fiscal 1999 and various acquired companies previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). The Company's previously issued financial statements included in Form 10Q for the three months ended June 30, 1998 were not restated for (1) the information systems accelerated depreciation,
     (2) the reversal of GSMS restructuring charge, and (3) the immaterial Pooled Entities (refer to Note 10 - Restatements). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS and the Pooled Entities had operated as one entity since inception.


THREE MONTHS ENDED JUNE 30, 1999
VERSUS THREE MONTHS ENDED JUNE 30, 1998(restated)

     Net Sales. Net sales for the three months June 30, 1999 totaled $436.7 million, an increase of $69.1 million, or 18.8%, over the three months ended June 30, 1998 total of $367.6 million. The increase in sales can be attributed to (i) net sales from the acquisition of companies during fiscal year 1998 and 1999 accounted for as purchases; (ii) internal sales growth of centers operating at least two years; (iii) the Company's focus on diagnostic equipment sales; and (iv) incremental sales generated in connection with exclusive and semi-exclusive vendor relationships.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Net sales contributed from acquisitions completed during the three months ended June 30, 1999 totaled approximately $1.3 million and $3.4 million for the Imaging, and Long-Term Care Businesses, respectively. In addition, Physician Supply Business, Imaging, and Long-term Care Business acquisitions completed during the three months ended June 30, 1998 provided approximately $0.6 million, $2.6 million, and $1.5 million, respectively, in additional incremental sales to the three months ended June 30, 1999 results.

     Gross Profit. Gross profit for the three months ended June 30, 1999 totaled $116.4 million, an increase of $19.2 million, or 19.8%, over the three months ended June 30, 1998 total of $97.2 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 26.7% and 26.4% for the three months ended June 30, 1999 and 1998, respectively. Although there has been considerable gross margin pressure from several industry environmental factors, as well as internal pressure from an increasing mix of Imaging Business revenues at a lower margins, the Company has successfully maintained its overall gross margins. The increase in gross margin as a percentage of sales is attributable to (i) an increase in the sales mix of higher margin diagnostic equipment and service, (ii) an increase in sales of higher margin private label products, and (iii) the effect of negotiated lower product purchasing costs. This is offset by the expansion of imaging revenues with lower gross profit margins.

     Beginning in fiscal 1999 and continuing into fiscal 2000, the Company has experienced margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to the implementation of PPS. The Company expects this trend to continue in the Long-Term Care Business. The Company added a net addition of approximately 50 sales representatives in fiscal 1999 to develop sales to independent and regional customers to offset the impact of decreased margins in its chain customer sales.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1999 totaled $59.5 million, an increase of $5.0 million, or 9.2%, from the three months ended June 30, 1998 total of $54.5 million. General and administrative expenses as a percentage of net sales decreased to 13.8% from 14.8% for the comparable prior year period. The decrease in general and administrative expenses as a percentage of net sales was a result of (i) a decrease in merger activity, restructuring costs and expenses, and other special items as discussed below, (ii) the continued leveraging of fixed costs of mature service center operations, (iii) the elimination of below average performance centers during fiscal 1999, and (iv) the increased contribution by the Imaging Business which operates at lower general and administrative expenses as a percentage of sales. This is offset by the increase of general and administrative expenses as a percentage of sales by the Gulf South division.

     In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                  June 30, 1999   June 30, 1998
                                                  -------------   -------------
                                                                    (Restated)

    Merger costs and expenses....................      $ 372            $ 829
    Restructuring costs and expenses.............        513            1,995
    Information systems accelerated depreciation.         --            1,499
                                                  -------------   -------------
    Total charges................................      $ 885          $ 4,323
                                                  =============   =============

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

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

              Merger costs and expenses for the three months ended June 30, 1999 included merger charges expensed as incurred, which primarily related to branch shutdown costs.

              Merger costs and expenses for the three months ended June 30, 1998 included $200 of charges recorded at the commitment date of an integration plan adopted by management and $629 of charges for merger costs expensed as incurred. The merger costs expensed as incurred primarily relate to direct transaction costs from the merger with MIS and the Pooled Entities. Refer to Note 1, Basis of Presentation, for further discussion regarding MIS and the immaterial Pooled Entities.

              Restructuring Costs and Expenses

              Restructuring costs and expenses for the three months ended June 30, 1999 included $727 of charges for restructuring costs expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the Company reversed $214 of restructuring costs and expenses into income, which related to an overaccrual for involuntary employee termination costs from restructuring Plan A. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for a further discussion regarding the restructuring plan.

              During the three months ended June 30, 1998, management approved and adopted an additional Gulf South component to its formal plan to restructure the Company. This restructuring plan identified two additional distribution centers and two corporate offices to be merged with existing facilities and identified three executives to be involuntarily terminated. Accordingly, the Company recorded restructuring costs and expenses of $1,503 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, involuntary employee termination costs of $281, $570, and $652, respectively.

              The remaining $492 of restructuring costs recorded during the three months ended June 30, 1998 represent charges expensed as incurred for other exit costs.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

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

              Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to a range of 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. For the three months ended June 30, 1998, the $1,499 represents the incremental impact on depreciation expense resulting from management's decision to replace its information systems.

     Selling Expenses. Selling expenses for the three months ended June 30, 1999 totaled $34.3 million, an increase of $7.6 million, or 28.5%, over the three months ended June 30, 1998 total of $26.7 million. Selling expense as a percentage of net sales was approximately 7.9% and 7.3% for the three months ended June 30, 1999 and 1998, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales. During the later part of fiscal 1999, sales commissions as a percent of net sales increased due (i) to the addition of new sales representatives which are currently paid salary but in the future will convert to a variable commission plan to increase or replace existing low performance sales representatives, (ii) acquisition of sales representatives at the Imaging Business that are in transition to the Company's commission plan, and (iii) the short-term impact of the Long-Term Care Business changing of its compensation plan for its sales representatives.

     Operating Income. Operating income for the three months ended June 30, 1999 totaled $21.7 million, an increase of $5.7 million, or 35.6%, over the three months ended June 30, 1998 total of $16.0 million. As a percentage of net sales, operating income increased to 5.0% from 4.4% from the comparable prior year period. As discussed in the analysis of general and administrative expenses, the three months ended June 30, 1998 operating results include higher levels of operating charges related to merger activity, restructuring costs and expenses, and other unusual items than the three months ended June 30, 1999.

     Interest Expense. Interest expense for the three months ended June 30, 1999 totaled $3.5 million, an increase of $0.4 million, or 12.9%, over the three months ended June 30, 1998 total of $3.1 million. The increase in interest expense over the comparable prior year period primarily results from borrowings under the $140.0 million senior revolving credit facility to fund the acquisition of companies during the five months ended June 30, 1999.

     Interest and Investment Income. Interest and investment income for the three months ended June 30, 1999 totaled $.05 million, a decrease of $1.2 million, or 70.6%, over the three months ended June 30, 1998 total of $1.7 million. This change primarily resulted from a lower level of invested capital due to the use of cash and investments to fund capital expenditures and business acquisitions during fiscal 1999.

     Other Income. Other income for the three months ended June 30, 1999 totaled $1.4 million, an increase of $0.6 million, or 75.0%, over the three months ended June 30, 1998 total of $0.8 million. Other income consists of finance charges on customer accounts and financing performance incentives.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Provision for Income Taxes. Provision for income taxes for the three months ended June 30, 1999 totaled $8.6 million, an increase of $2.1 million, or 32.3%, over the three months ended June 30, 1998 total of $6.5 million. This increase primarily resulted from the increase in taxable income due to the factors discussed above. The effective income tax rate was 41.1% and 42.4% for the three months ended June 30, 1999 and 1998, respectively. The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary.

     Net Income. Net income for the three months ended June 30, 1999 totaled $12.3 million, an increase of $3.4 million, or 38.2%, over the three months ended June 30, 1998 total of $8.9 million. As a percentage of net sales, net income increased to 2.8% from 2.4% for the comparable prior year period primarily due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

     Net cash provided by (used in) operating activities was $16.7 million and ($20.1) million for the three months ended June 30 1999 and 1998, respectively. The increase in fiscal 1999 operating cash flow over prior years was primarily attributable to: (i) an increase in net income for the period, (ii) a reduction in cash paid for merger and restructuring accruals established in the current and prior years, iii) a reduction in accounts receivable growth from acquisitions, iv) reduced inventory levels and iv) the completion of working capital requirements of the best practices and distribution upgrades at Gulf South.

     Net cash (used in) provided by investing activities was ($27.8) million and $37.2 million for the three months ended June 30, 1999 and 1998, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures. Cash flows from investing activities during the three months ended June 30, 1998, include approximately $48.2 million of net proceeds from sales and maturities of marketable securities. The increase in capital expenditures in fiscal year 1999 is primarily attributable to new computer systems being implemented across all the Company's divisions.

     Net cash provided by (used in) financing activities was $9.2 million and ($1.9) million for the three months ended June 30, 1999 and 1998, respectively. During the three months ended June 30, 1999, the Company borrowed $11.0 million from its revolving credit facility to fund business acquisitions.

     The Company had working capital of $363.7 million and $356.6 million as of June 30, 1999 and April 2, 1999, respectively. Accounts receivable, net of allowances, were $278.8 million and $273.0 million at June 30, 1999 and April 2, 1999, respectively. The average number of days sales in accounts receivable outstanding was approximately 56.9 and 56.0 days for the three months ended June 30, 1999 (annualized) and the year ended April 2, 1999, respectively. For the three months ended June 30, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized days sales in accounts receivable of approximately 56.5, 49.9, and 69.1 days, respectively.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Inventories were $132.7 million and $153.6 million as of June 30, 1999 and April 2, 1999, respectively. The Company had inventory turnover of 9.0x and 8.1x times for the three months ended June 30, 1999 (annualized) and the year ended April 2, 1999, respectively. For the three months ended June 30, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 8.9x, 9.3x, and 8.6x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

     The following table presents EBITDA and other financial data for the three months ended June 30, 1999 and 1998 (in thousands):

                                                         Three Months Ended
                                                   --------------  -------------
                                                   June 30, 1999   June 30, 1998
                                                   --------------  -------------
                                                                     (Restated)
Other Financial Data:
   Income before provision for income taxes          $ 20,898        $ 15,396
   Plus:  Interest Expense                              3,511           3,093
                                                   --------------  -------------
   EBIT (a)                                            24,409          18,489
   Plus:  Depreciation and amortization                 4,485           5,072
                                                   --------------  -------------
   EBITDA (b)                                          28,894          23,561
   Unusual Charges Included in Continuing
     Operations (h)                                       885           4,323
   Cash Paid For Unusual Charges Included
     in Continuing Operations                          (3,384)         (4,394)
                                                   --------------  -------------
   Adjusted EBITDA (c)                                 26,395          23,490


   EBITDA Coverage (d)                                    8.2x            7.6x
   EBITDA Margin (e)                                      6.6%            6.4%
   Adjusted EBITDA Coverage (f)                           7.5x            7.6x
   Adjusted EBITDA Margin (g)                             6.0%            6.4%

   Cash provided by (used in) operating activities    $16,686        ($20,127)
   Cash (used in) provided by investing activities    (27,848)         37,196
   Cash provided by (used in) financing activities      9,210          (1,925)
_____________

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)



(e)  EBITDA margin represents the ratio of EBITDA to net sales.

(f) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to interest expense.

(g) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.

(h)  June  30,  1998  excludes   $1,499  of  information   systems   accelerated
     depreciation.


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

     On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions, and are secured by the common stock and assets of the Company and its subsidiaries. The credit facility expires February 10, 2004 and borrowings bear interest at certain floating rates selected by the Company at the time of borrowing. The credit facility contains certain affirmative and negative covenants, the most restrictive of which require maintenance of a maximum leverage ratio of 3.5 to 1.0, maintenance of consolidated net worth of $337.0 million, and maintenance of a minimum fixed charge coverage ratio of
     2.0 to 1.0. In addition, the covenants limit additional indebtedness and asset dispositions, require majority lender approval on acquisitions with a total purchase price greater than $75.0 million, and restrict payments of dividends. The Company was not in compliance with its covenants at June 30, 1999, due to failure to meet certain timely filing requirements and exceeding capital expenditures limitations by $2.2 million in the quarter ended April 2, 1999. However, a limited waiver was obtained by the Company from the lending group.

     As of June 30, 1999, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 1999, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate (7.75% at June 30, 1999) or the LIBOR rate plus 1.125% (6.19% at June 30, 1999).


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

     Company's State of Year 2000 Readiness

     The Company believes that its existing systems are substantially Year 2000 compliant, except that the Company lacks sufficient information to determine the Year 2000 status of recently acquired companies. The recently acquired companies are scheduled to be converted to the Company's substantially compliant systems before the end of September 1999. The
     Company substantially completed inventory, assessment, and plans for remediation of its critical IT systems during the quarter ended December 1998. Remediation and testing of these critical systems included upgrading, replacing, or modifying non-compliant components, and was substantially completed during the quarter ended March 1999. Implementation of these remediation efforts is now substantially complete, and has been

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     substantially complete since the quarter ended June 1999. As a precaution against possible errors or omissions to our remediation efforts, ongoing testing of all systems, critical and non-critical is targeted to continue through the end of September 1999. Additional remediation will occur as licensors offer remedies to Year 2000 issues or in the event undetected system non-compliance issues are uncovered.

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

     The Company is also in the process of completing an inventory and assessment of its non-critical IT and all non-IT systems. Remediation efforts of non-critical systems include the development and implementation of ICONWeb, a new enhanced version of the Physician Supply Business sales force automation software, and the remediation of the Accuscan software that Gulf South provides its customers to monitor and order inventory. The new ICONWeb software, which includes enhanced functionality, is currently being piloted and is targeted for complete implementation prior to the end of November 1999. Remediated software has been implemented at approximately 90% of the customers currently using Accuscan. The remaining customers are targeted for implementation prior to the end of September 1999. The Company estimates that it will complete inventories, assessments, planning, remediation, and testing of all other non-critical IT and all non-IT systems by the end of September 1999.

     Costs for Company's Year 2000 Program

     The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition or results of operations. Since initiation of its program in calendar year 1998, the Company has expensed approximately $0.7 million on a worldwide basis in costs on a pretax basis to address its Year 2000 readiness issues. These expenditures include information system replacement and embedded technology upgrade costs of $0.4 million, supplier and customer compliance costs of $0.1 million and all other costs of $0.2 million. The Company currently estimates that the total of such costs for addressing its internal Year 2000 readiness, on a worldwide basis, will approximate $1.7 million in the aggregate on a pretax basis. These costs are being expensed as they are incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and equipment and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. All costs are being funded through operating cash flows. No projects material to the financial condition, or results of operations of the Company have been deferred or delayed as a result of the Year 2000 program. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time has not been specifically quantified. As reported previously, concurrent with the Year 2000 modifications and upgrades to existing systems, the Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that the Company believes are Year 2000 compliant. The aforementioned amounts specifically exclude the costs associated with the implementations, but not the testing of these "New Systems" which are being installed primarily to integrate operations and achieve additional information technology functionality.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

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

     Third Party Year 2000 Risks and Potential Worst Case Scenario

     The Company could be adversely affected if critical manufacturers, suppliers, customers, banks, payers, utilities, transportation companies, or other business partners fail to properly remediate their systems to achieve Year 2000 compliance. As planned, the Company has initiated communications, which include soliciting written responses to questionnaires, inquiries and follow-up meetings, with critical manufacturers, suppliers, customers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties would affect the Company. Such communications are ongoing and are expected to continue through the end of calendar year 1999, with action plans developed and implemented as necessary. The Company has established a plan for ongoing monitoring of critical manufacturers, suppliers, customers, and other business partners during calendar year 1999. However, many critical manufacturers, suppliers, customers and other business partners have as yet, either declined to provide the requested assurances or have limited the scope of assurances to which they are willing to commit. Naturally, most third parties are unwilling to guarantee that they will achieve Year 2000 compliance. Some of the significant customers of the Long Term Care division have indicated that they have not completed the remediation and implementation of the systems at all of their nursing home centers. They believe that these efforts will be completed prior to year end, but have created alternative plans to revert to manual procedures for administering patient care. They believe that such reversions to manual procedures will not significantly affect their operations. Currently, these customers operate many of their existing centers manually without automated patient care systems.

     The Company is subject to risk should Government or private payers (including insurers) fail to become Year 2000 compliant and, therefore, be unable to make full or timely reimbursement to the Company's customers. For example, if the Federal government were unable to make payments under the Medicaid or Medicare programs due to Year 2000 failures, the Company's customers that derive a significant portion of their revenues from these government programs could be adversely affected. Such a situation could have a material adverse affect on the Company's cash flows, financial position, or results of operations by reducing the ability of customers to pay for products purchased from the Company. Since the Company's Year 2000 plan is dependent in part upon these suppliers, customers and other key third parties being Year 2000 compliant, there can be no assurance that the Company's efforts to assess third parties' Year 2000 readiness will be able to prevent a material adverse effect on the Company's business, financial position, or results of operations in future periods should a significant number of third parties experience business disruptions as a result of their lack of Year 2000 compliance. Additionally, third party failures to adequately address the Year 2000 issue could significantly disrupt the Company's operations and possibly lead to litigation against the Company. The costs and expenses associated with any such failure or litigation, or with any disruptions in the economy in general as a result of the Year 2000, are not presently estimable but could have a material adverse effect on the Company's business and results of operations.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Other Year 2000 Risks and Contingency Planning

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

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


     A series of related, putative securities class actions were filed against PSS and two officers in the United States District Court for the Middle District of Florida, Jacksonville Division, beginning on or about March 22, 1999 seeking to recover indeterminate damages, interest, costs and attorneys' fees for a class of stock purchasers between June 16, 1998 and March 10, 1999. The claims are based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 and "control person" liability arising out of PSS' announcement that the SEC was reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions were consolidated by Order dated July 28, 1999 and are styled Panopoulos v. PSS World Medical, Inc. et al., Consolidated Case No. 99-268-civ-J-21B. A consolidated amended complaint will be filed by September 24, 1999. The lawsuits are in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

     PSS and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-21A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South merger that resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. PSS believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The defendants filed their motions to dismiss on January 25, 1999 and are pending. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
 Number                           Description

  3.1 Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(12) 3.2 Amended and Restated Bylaws dated March 15, 1994.(1)

  4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)

  4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salomon Brothers Inc.and NationsBanc Montgomery Securities, Inc.(2)

  4.3 Form of 8 1/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)

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

 10.8  Amended and Restated 1994 Long-Term Incentive Plan.(7)

 10.9  Amended and Restated 1994 Long-Term Stock Plan.(7)

10.10  1994 Employee Stock Purchase Plan.(4)

10.11  1994 Amended Incentive Stock Option Plan.(3)

10.13 Distributorship Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(Portions omitted as confidential--Separately filed with Commission).(5)

10.14 Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(5)

Exhibit
 Number                           Description

10.15  Amendment to Employee Stock Ownership Plan.(7)

10.15a Amendment  and  Restatement  of the  Physician  Sales and  Service,  Inc.
       Employee Stock Ownership and Savings Plan.(8)

10.15b First Amendment to the Physician Sales and Service,  Inc.  Employee Stock
       Ownership and Savings Plan.(7)

10.16 Third Amended and Restated Agreement and Plan of Merger By and Among Taylor Medical, Inc. and Physician Sales & Service, Inc. (including exhibits thereto).(6)

10.17 Agreement and Plan of Merger by and Among Physician Sales & Service, Inc. PSS Merger Corp., and Treadway Enterprises, Inc.(8)

10.18 Amended and Restated Agreement and Plan of Merger, dated as of August 22, 1997, among the Company, Diagnostic Imaging, Inc., PSS Merger Corp. and S&W X-ray, Inc.(9)

10.19 Agreement and Plan of Merger dated December 14, 1997 by and among the Company, PSS Merger Corp. and Gulf South Medical Supply, Inc.(10)

10.20 Credit Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A., as Agent and Issuing Lender.(14)
27     Financial Data Schedule (for SEC use only)
______________
(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(3) Incorporated by Reference from the
     Company's Registration Statement on Form S-1, Registration No. 33-76580.
(4) Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
(7) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.
(9) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
(10) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(11) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(13) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998.
(14) Incorporated by Reference to the Company's Current Report on Form 8-K, filed February 23, 1999.

     (b) Reports on Form 8-K

         None.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 1999.


                                                   PSS WORLD MEDICAL, INC.

                                                   /s/ DAVID A. SMITH
                                                   -----------------------
                                                   David A. Smith
                                                   Executive Vice President and
                                                   Chief Financial Officer