Form 10-K/A
period 1999-04-02
PSS WORLD MEDICAL INC
filed 1999-10-28
CIK 920527

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 2)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 1999           Commission File Number 0-23832

                            PSS WORLD MEDICAL, INC.
            (Exact name of Registrant as specified in its charter)


                Florida                                      59-2280364
        (State of Incorporation)                         (I.R.S. Employer
                                                        Identification No.)


        4345 Southpoint Boulevard
          Jacksonville, Florida                                32216
  (Address of principal executive office)                    (Zip Code)


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

The aggregate market value of common stock, par value $0.0 1 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $843,138,045 as of July 7, 1998. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of July 7, 1998, a total of 70,209,174 shares of the Company's Common Stock were outstanding.

     The Signature Page of the Form 10-K of PSS World Medical, Inc. filed with the Commission on July 16, 1999 (as amended pursuant to the Form 10-K/A filed on July 22, 1999) is hereby amended as follows to correctly reflect the signatures of the officers and directors obtained on its Annual Report on Form 10-K for the fiscal year ended April 2, 1999:

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on July 16, 1999.

                                       PSS WORLD MEDICAL, INC.

                                       By: /s/ Patrick C. Kelly
                                           -----------------------
                                           Patrick C. Kelly
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                      Title                          Date
------------------------  -------------------------------------   -------------

/s/ Patrick C. Kelly      Chairman of the Board of Directors,     July 16, 1999
------------------------  Chief Executive Officer, and Director
  Patrick C. Kelly        (Principal Executive Officer)

/s/ David A. Smith        Executive Vice President, Chief         July 16, 1999
------------------------  Financial Director (Principal
  David A. Smith          Financial and Accounting Officer)

                          Director
------------------------
  Thomas G. Hixon

/s/ Hugh M. Brown         Director                                July 16, 1999
------------------------
  Hugh M. Brown

                          Director
------------------------
  T. O'Neal Douglas

/s/ Melvin L. Heckman     Director                                July 16, 1999
------------------------
  Melvin L. Heckman

                          Director
------------------------
  Delores Kesler

/s/ Charles R. Scott      Director                                July 16, 1999
------------------------
  Charles R. Scott

/s/ James L. L. Tullis    Director                                July 16, 1999
------------------------
  James L. L. Tullis

/s/ Donna Williamson      Director                                July 16, 1999
------------------------
  Donna Williamson

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 1999.

                                       PSS WORLD MEDICAL, INC.

                                       By: /s/ David A. Smith
                                           ----------------------------
                                           David A. Smith
                                           Executive Vice President and
                                           Chief Financial Officer