Form 10-Q/A
period 1998-06-30
PSS WORLD MEDICAL INC
filed 1999-11-15
CIK 920527

FORM 10-Q/A

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

                                 [X] Yes [ ] No

         As of November 11, 1998 a total of 70,674,110 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1998


                                      INDEX

                                                                                                          Page Number
                                                                                                          -----------
PART I:  FINANCIAL INFORMATION

    Item 1--Financial Statements

    Condensed Consolidated Balance Sheets -
       September 30, 1998 and April 3, 1998, (Restated)                                                         3

    Condensed Consolidated Statements of Operations -
       Three and Six Months Ended September 30, 1998 and 1997,(Restated)                                        4

    Condensed Consolidated Statements of Cash Flows -
       Six Months Ended September 30, 1998 and 1997, (Restated)                                                 5

    Notes to Condensed Consolidated Financial Statements -
       September 30, 1998 and 1997, (Restated)                                                                  6

    Item 2--Management's Discussion and Analysis of Financial
       Condition and Results of Operations (Restated)                                                          23

PART II:  OTHER INFORMATION

    Item 1--Legal Proceedings                                                                                  39

    Item 2--Changes in Securities and Use of Proceeds                                                          40

    Item 4--Submission of Matters to a Vote of Security Holders                                                40

    Item 6--Exhibits and Reports on Form 8-K                                                                   41

SIGNATURES                                                                                                     43


                          PART I: FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)


                                     ASSETS

                                                                                          September 30,   April 3,
                                                                                              1998          1998
                                                                                          -------------  ----------
                                                                                            (Restated)   (Restated)
                                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents                                                                $  60,580     $ 81,483
   Marketable securities                                                                       21,684       81,550
   Accounts receivable, net                                                                   251,410      213,869
   Inventories                                                                                129,665      126,926
   Employee advances                                                                              597          442
   Prepaid expenses and other                                                                  58,093       45,409
                                                                                          -------------  ----------
            Total current assets                                                              522,029      549,679

Property and equipment, net                                                                    39,196       31,473

Other Assets:
   Intangibles, net                                                                           124,931       90,608
   Other                                                                                       19,681       19,494
                                                                                          -------------  ----------
            Total assets                                                                    $ 705,837     $691,254
                                                                                          =============  ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                          $104,138     $109,790
   Accrued expenses                                                                            56,010       48,081
   Current maturities of long-term debt and capital lease obligations                           8,988        3,570
   Other                                                                                       11,949        7,058
                                                                                          -------------  ----------
            Total current liabilities                                                         181,085      168,499

Long-term debt and capital lease obligations, net of current portion                          131,418      134,057
   Other                                                                                        1,704        4,121
                                                                                          -------------  ----------
            Total liabilities                                                                 314,207      306,677
                                                                                          -------------  ----------

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
      and outstanding                                                                               -            -
   Common stock, $.01 par value; 150,000,000 shares authorized, 70,544,213 and
      70,171,909 shares issued and outstanding at September 30, 1998 and April 3,                 705          702
      1998, respectively
   Additional paid-in capital                                                                 346,287      341,987
   Retained earnings                                                                           48,646       46,021
   Cumulative other comprehensive income                                                       (1,217)      (1,296)
                                                                                          -------------  ----------
                                                                                              394,421      387,414
Unearned ESOP shares                                                                           (2,791)      (2,837)
                                                                                          -------------  ----------
            Total shareholders' equity                                                        391,630      384,577
                                                                                          -------------  ----------
            Total liabilities and shareholders' equity                                       $705,837     $691,254
                                                                                          =============  ==========



                  *Condensed from audited financial statements.


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                              Three Months Ended             Six Months Ended
                                                         ----------------------------  ----------------------------
                                                         September 30,  September 30,  September 30,  September 30,
                                                              1998           1997           1998           1997
                                                           (Restated)     (Restated)     (Restated)     (Restated)
                                                         -------------  -------------  -------------  -------------
Net sales                                                   $387,366       $344,242       $754,928       $659,555
Cost of goods sold                                           282,465        253,721        552,829        487,894
                                                         -------------  -------------  -------------  -------------
            Gross profit                                     104,901         90,521        202,099        171,661

General and administrative expenses                           52,310         54,277        106,833        100,368
Selling expenses                                              29,773         24,891         56,469         48,296
                                                         -------------  -------------  -------------  -------------
            Income from operations                            22,818         11,353         38,797         22,997
                                                         -------------  -------------  -------------  -------------

Other income (expense):
   Interest expense                                           (3,040)          (584)        (6,133)        (1,135)
   Interest and investment income                              1,397            558          3,145          1,395
   Other income                                                1,258            749          2,020          1,171
                                                         -------------  -------------  -------------  -------------
                                                                (385)           723           (968)         1,431
                                                         -------------  -------------  -------------  -------------

Income before provision for income taxes                      22,433         12,076         37,829         24,428
Provision for income taxes                                     9,126          4,876         15,654          9,648
                                                         -------------  -------------  -------------  -------------
Net income                                                 $  13,307     $    7,200      $  22,175      $  14,780
                                                         =============  =============  =============  =============

Earnings per share:
   Basic                                                       $0.19          $0.10          $0.31          $0.21
                                                         =============  =============  =============  =============
   Diluted                                                     $0.19          $0.10          $0.31          $0.21
                                                         =============  =============  =============  =============

Weighted average shares outstanding (in thousands):
      Basic                                                   70,439         69,433         70,412         68,882
                                                         =============  =============  =============  =============
      Diluted                                                 71,413         70,239         71,412         69,672
                                                         =============  =============  =============  =============



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                             Six Months Ended
                                                                                       ----------------------------
                                                                                       September 30,  September 30,
                                                                                            1998          1997
                                                                                       -------------  -------------
                                                                                         (Restated)     (Restated)

Cash Flows From Operating Activities:
   Net income                                                                             $22,175        $14,780
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
     operating activities:
      Depreciation and amortization                                                         9,627          5,354
      Provision for doubtful accounts                                                       1,037            929
      Deferred compensation                                                                   222             --
      Changes in operating assets and liabilities,  net of effects from business acquisitions:
         Accounts receivable, net                                                         (31,225)       (13,766)
         Inventories                                                                       12,762          8,898
         Prepaid expenses and other current assets                                         (4,180)        (3,928)
         Other assets                                                                      (2,408)          (424)
         Accounts payable, accrued expenses and other liabilities                         (23,210)         7,545
                                                                                       -------------  -------------
            Net cash (used in) provided by operating activities                           (15,200)        19,388
                                                                                       -------------  -------------

Cash Flows From Investing Activities:
   Purchases, maturities, and sales of marketable securities, net                          53,343         30,236
   Capital expenditures                                                                    (9,981)        (4,930)
   Purchases of businesses, net of cash acquired                                          (44,412)        (4,890)
   Payments on noncompete agreements                                                       (1,412)        (1,465)
                                                                                       -------------  -------------
            Net cash (used in) provided by investing activities                            (2,462)        18,951
                                                                                       -------------  -------------

Cash Flows From Financing Activities:
   Repayments of borrowings                                                                (4,690)       (54,765)
   Principal payments under capital lease obligations                                        (212)            --
   Proceeds from issuance of common stock                                                   1,582            870
                                                                                       -------------  -------------
            Net cash used in financing activities                                          (3,320)       (53,895)
                                                                                       -------------  -------------
Foreign currency translation adjustment                                                        79           (619)
                                                                                       -------------  -------------
Net decrease in cash and cash equivalents                                                 (20,903)       (16,175)

Cash and cash equivalents, beginning of period                                             81,483         41,106
                                                                                       -------------  -------------
Cash and cash equivalents, end of period                                                  $60,580        $24,931
                                                                                       =============  =============



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements of PSS World Medical, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated and give retroactive effect to the mergers with Medical Imaging Systems, Inc. ("MIS") and TriStar Imaging Systems, Inc. ("TriStar") acquired during fiscal 1999 and various acquired companies previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements have been retroactively restated as if PSS, MIS, TriStar, and the Pooled Entities had operated as one entity since inception.

The Company's previously issued financial statements included in Form 10-Q for the three and six months ended September 30, 1998 are being restated for: 1) the information systems accelerated depreciation, (2) the reversal of Gulf South Medical Supply, Inc. ("Gulf South") direct transaction costs, (3) the reversal of the Gulf South restructuring charge, and (4) the immaterial Pooled Entities (refer to Note 10--Restatements). In addition, the financial statements for the three and six months ended September 30, 1997 are being restated for: (1) a correction of an error in recording certain operating expenses at Gulf South, and (2) the immaterial Pooled Entities (refer to Note 10--Restatements).

The Company's fiscal year ends on the Friday closest to March 31 of each year. Prior to April 4, 1998, Gulf South's year-end was December 31. The three and six months ended June 30, 1997 of Gulf South were consolidated with the three and six months ended September 30, 1997 of the Company. In addition, Gulf South's balance sheet as of December 31, 1997 was consolidated with PSS' balance sheet as of April 3, 1998. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying condensed consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. Refer to the section titled Gulf South's Results of Operations for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification. The Company's three and six months ended September 30, 1998 condensed consolidated financial statements include the combined results of operations for the period from April 4, 1998 to September 30, 1998, of both PSS and Gulf South. The following table provides a rollforward of retained earnings from April 3, 1998 to September 30, 1998:

                                                                                                       Rollforward
                                                                                                           of
                                                                                                        Retained
                                                                                                        Earnings
                                                                                                       -----------
                                                                                                       (Restated)

Retained earnings, April 3, 1998.................................................................        $46,021
Gulf South results of operations, January 1, 1998 to April 3, 1998...............................        (19,550)
                                                                                                       -----------
Retained earnings, April 4, 1998.................................................................         26,471
Net income for the six months ended September 30, 1998...........................................         22,175
                                                                                                       -----------
Retained earnings, September 30, 1998............................................................        $48,646
                                                                                                       ===========

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 1999 Annual Report on Form 10-K/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

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

NOTE 2--BUSINESS ACQUISITIONS

Purchase Acquisition

On September 21, 1998, the Company acquired certain assets and assumed certain liabilities of an imaging supply and equipment distributor. A summary of the details of the transaction follows:

                                                     September 30,
                                                         1998
                                                     -------------
Total consideration...........................          $49,397
Cash paid, net of cash acquired...............           37,145
Goodwill recorded.............................           30,576
Value of noncompete agreements................              700


The operations of the acquired company has been included in the Company's results of operations subsequent to the date of acquisition. Supplemental pro forma information, assuming this acquisition had been made at the beginning of the year, is not provided, as the results would not be materially different from the Company's reported results of operations.

This acquisition was accounted for under the purchase method of accounting, and accordingly, the assets of the acquired company have been recorded at their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and is amortized over 30 years.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


The accompanying condensed consolidated financial statements reflect the preliminary allocation of the purchase price. The allocation of the purchase price, performed using values and estimates available as of the date of the financial statements, has not been finalized due to certain pre-acquisition contingencies identified by the Company and the nature of the estimates required in the establishment of the Company's merger integration plans. Accordingly, goodwill associated with this acquisition may increase or decrease in fiscal 1999.

The following table summarizes the adjustments recorded against goodwill during the three months ended September 30, 1998:

                                                                  Three Months
                                                                     Ended
                                                                  September 30,
                                                                     1998
                                                                  -------------
Reversal of excess accrued merger costs and expenses...........    $ (1,125)
Integration plan accrual.......................................         747
                                                                  -------------
                                                                   $   (378)
                                                                  =============

During the three months ended September 30, 1998, the Company reversed $1,125 of accrued merger costs and expenses that management determined to be unnecessary due to changes in estimates in an integration plan for General X-Ray, Inc. ("GXI"). Management evaluates integration plans at each period end and determines if revisions to the accruals are appropriate. Such revisions to the original estimates are made directly to goodwill. Refer to Note 4--Accrued Merger and Restructuring Costs and Expenses, for further discussion of the reversal.

Integration plan accrual

The Company recorded $747 of additional goodwill at the time an integration plan was formalized. Refer to Note 4--Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the integration plan.


NOTE 3--CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying condensed consolidated statements of operations:

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                            Three Months Ended               Six Months Ended
                                                      September 30,    September 30,  September 30,   September 30,
                                                          1998             1997            1998           1997
                                                      -------------    -------------  -------------   -------------
                                                        (Restated)      (Restated)      (Restated)     (Restated)
Merger costs and expenses.........................      $  (343)           $1,862        $   486         $1,886
Restructuring costs and expenses..................          516                --          2,511             --
Information systems accelerated depreciation......        1,010                --          2,509             --
Gulf South operational tax charge ................           --               767             --          1,534
Other charges.....................................           --             1,839             --          2,457
                                                      -------------    -------------  -------------   -------------
Total charges.....................................      $ 1,183            $4,468         $5,506         $5,877
                                                      =============    =============  =============   =============


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

If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, (4) training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, and (5) direct transaction costs primarily consisting of investment banking, legal, accounting, and filing fees related to mergers with the Company. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

Merger costs and expenses for the three months ended September 30, 1998, include $434 of charges for merger costs expensed as incurred, which related to direct transaction costs from the merger with TriStar. In addition, the Company reversed $777 of accrued merger costs and expenses into income, which related to direct transaction costs in connection with the Gulf South merger. Due to subsequent negotiations and an agreement between the Company and its service provider, actual costs paid were less than costs originally estimated, billed and recorded.

Merger costs and expenses for the three months ended September 30, 1997, include $737 of charges for merger costs expensed as incurred, which related to direct transaction costs. In addition, merger costs and expenses include amounts incurred in excess of the original amounts accrued at commitment dates. Such costs include involuntary employee termination costs, branch shut-down costs, and lease termination costs of $15, $1,043, and $67, respectively.

Restructuring Costs and Expenses

Restructuring costs and expenses for the three months ended September 30, 1998 include $118 of charges for training costs related to conforming the acquired companies operation policies to that of the Company's

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

operational policies. The remaining $398 of restructuring costs and expenses recorded are charges for other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board ("APB") No. 20, Accounting Changes.

Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to a range of 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. For the three and six months ended September 30, 1998, the $1,010 and $2,509 of charges, respectively, represent the incremental impact on depreciation expense resulting from management's decision to replace its information systems.

Gulf South Operational Tax Charge

The Company, in connection with the filing of its fiscal 1998 financial statements, restated for certain operational tax compliance issues in the financial statements of Gulf South for the year ended December 31, 1997. As such, Gulf South recorded operational charges of $767 and $1,534 during the three months and six months ended September 30, 1997, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax noncompliance issues arose.

Other Charges

The other charges recorded in three months and six months ended September 30, 1997 relate to the ESOP cost of an acquired company. S&W X-Ray, Inc.("S&W"), a company acquired by the Imaging Business during fiscal 1998, sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During the six months ended September 30, 1997, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $1,839 and $2,457 of related expenses were recognized in three and six months ended September 30, 1997, respectively.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


NOTE 4--ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

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

As part of the integration plans, certain costs are recognized at the date in which the plan is formalized and adopted by management (commitment date). These costs are generally related to employee terminations and relocation, lease terminations, and branch shutdown. In addition, there are certain costs that do not meet the criteria for accrual at the commitment date and are expensed as the plan is implemented (refer to Note 3--Charges Included in General and Administrative Expenses). Involuntary employee termination costs are employee severance costs and termination benefits. Lease termination costs are lease cancellation fees and forfeited deposits. Branch shutdown costs include costs related to facility closure costs. Employee relocation costs are moving costs of employees of an acquired company in transactions accounted for under the purchase method of accounting.

Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $2,562 and $ 4,327, at September 30, 1998 and April 3, 1998, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

Significant Pooling-of-Interests Business Combination Plan

The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying condensed consolidated statements of operations at the commitment date.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

A summary of the merger activity related to the S&W merger is as follows:

                                                              Involuntary
                                                                Employee         Lease         Branch
                                                              Termination     Termination     Shutdown
                                                                Costs            Costs          Costs       Total
                                                              -----------     -----------     --------     --------
Balance at April 3, 1998...............................           $156            $540          $461        $1,157
   Additions...........................................             --              --            --            --
   Utilized............................................             (2)             --          (143)         (145)
                                                              -----------     -----------     --------     --------
Balance at June 30, 1998...............................            154             540           318         1,012
   Adjustments                                                      --              --            --            --
   Additions...........................................             --              --            --            --
   Utilized............................................             --              --          (138)         (138)
                                                              -----------     -----------     --------     --------
Balance at September 30, 1998..........................           $154            $540          $180       $   874
                                                              ===========     ===========     ========     ========

Involuntary employee termination costs are costs for seven employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, and computer support departments at locations where facilities were combined into existing facilities. As of September 30, 1998, one employee has been terminated and the remaining six employees are estimated to be terminated by the end of second quarter of fiscal 2000. Management identified seven distribution facilities to be closed or merged due to duplicative functions. Three of the seven identified distribution facilities had been shut down by September 30, 1998, with the remaining four locations estimated to be shut down by the second quarter of fiscal 2000. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

Nonsignificant Poolings-of-Interests Business Combination Plans

The following accrued merger costs and expenses were recognized in the accompanying condensed consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity related to seven nonsignificant pooling-of-interests business combinations completed during fiscal 1997 through the six months ended September 30, 1998, respectively, is as follows:

                                                              Involuntary
                                                                Employee         Lease         Branch
                                                              Termination     Termination     Shutdown
                                                                 Costs           Costs         Costs        Total
                                                              -----------     -----------     --------     --------
Balance at April 3, 1998................................          $165              $253          $518       $936
     Adjustments........................................            --                --            --         --
     Additions..........................................            74                --           126        200
     Utilized...........................................           (17)             (117)         (280)      (414)
                                                              -----------     -----------     --------     --------
Balance at June 30, 1998................................           222               136           364        722
     Adjustments........................................            --                --            --         --
     Additions..........................................            --                --            --         --
     Utilized...........................................            (2)              (57)         (313)      (372)
                                                              -----------     -----------     --------     --------
Balance at September 30, 1998...........................          $220             $  79         $  51       $350
                                                              ===========     ===========     ========     ========



                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


The Imaging Business acquired MIS in June 1998, and management formalized and adopted an integration plan in June 1998 to integrate the operations of the acquired company. Approximately $103 of the $ 350 accrued merger costs and expenses at September 30, 1998 relate to this integration plan. Involuntary employee termination costs are costs for six employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, and computer support departments at the acquired company's corporate office. As of September 30, 1998, one employee had been terminated. Management identified one distribution facility to be closed in which all operations would be ceased due to duplicative functions. The Company expects closure of this facility to occur in the second quarter of fiscal 2000.

The remaining $247 of the $350 accrued merger costs and expenses at September 30, 1998 relate to several small integration plans for which the Company expects completion by April 2, 1999.

Significant Purchase Business Combination Plan

The Company formalized and adopted an integration plan in September 1997 to integrate the operations of General X-Ray, Inc. ("GXI") with the Imaging Business. The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the commitment date. A summary of the GXI merger accruals is as follows:

                                                              Involuntary
                                                               Employee          Lease         Branch
                                               Relocation     Termination     Termination     Shutdown
                                                  Costs          Costs           Costs         Costs       Total
                                               ----------     -----------     -----------    ---------   ---------
Balance at April 3, 1998..................        $162            $197           $1,090         $785        $2,234
     Adjustments.........................           --              --               --           --            --
     Additions...........................           --              --               --           --            --
     Utilized............................           (2)             --              (60)         (90)         (152)
                                               ----------     -----------     -----------    ---------   ---------
Balance at June 30, 1998.................          160             197            1,030          695         2,082
     Adjustments.........................         (125)            (85)            (883)         (32)       (1,125)
     Additions...........................           --              --               --           --            --
     Utilized............................          (35)             (3)             (81)        (663)         (782)
                                               ----------     -----------     -----------    ---------   ---------
Balance at September 30, 1998............       $   --            $109         $     66       $   --       $   175
                                               ==========     ===========     ===========    =========   =========



The Company identified nine distribution facilities to be closed and all operations would be ceased due to duplicative functions. As of September 30, 1998, all facilities have been closed and operations have ceased. Relocation costs were recorded related to the transfer of approximately 15 GXI employees. As of September 30, 1998, all employees were relocated. Involuntary employee termination costs are costs for 19 employees, including severance and benefits, who represent duplicative functions as service and operations leaders, customer service representatives, and accounting personnel at locations where facilities would be combined. As of September 30, 1998, five employee have been terminated, and the Company expects the remaining 14 employees to be terminated by the end of fiscal 1999.

Certain intervening events occurred that modified the execution of the GXI integration plan. Due to growth from a subsequent acquisition and improvement in the operating results for a distribution facility previously identified to

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

be closed, certain merger accruals were not utilized. Therefore, an adjustment was recorded during the three months ended September 30, 1998 to reverse $1,125 of excessive accruals against goodwill. Refer to Note 2 - Business Acquisitions.

Nonsignificant Purchase Business Combination Plans

The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity related to four nonsignificant purchase business combinations during fiscal 1998 through the six months ended September 30, 1998 is as follows:

                                                                 Involuntary
                                                                   Employee        Lease         Branch
                                                  Relocation     Termination     Termination    Shutdown
                                                    Costs           Costs          Costs         Costs       Total
                                                  ----------     -----------     -----------    ---------   ---------
Balance at April 3, 1998......................        $  --         $  --          $  --        $  --     $      --
   Additions from Gulf South subsidiary.......           --           102            100          250          452
                                                  ----------     -----------     -----------    ---------   ---------
Balance at April 4, 1998......................           --           102            100          250          452
   Adjustments................................           --            --             --           --           --
   Additions..................................           --            --             --           --           --
   Utilized...................................           --           (11)            (2)          --          (13)
                                                  ----------     -----------     -----------    ---------   ---------
Balance at June 30, 1998......................           --            91             98          250          439
   Adjustments................................           --            --             --           --
   Additions..................................          100            --            246          401          747
   Utilized...................................           --            --            (22)          (1)         (23)
                                                  ----------     -----------     -----------    ---------   ---------
Balance at September 30, 1998.................         $100         $  91           $322         $650       $1,163
                                                  ==========     ===========     ===========    =========   =========




The additions from the Gulf South subsidiary represents the additions of the accrued merger costs and expenses recorded by Gulf South during the period January 1 to April 3, 1998. No amounts were utilized during this period. Gulf South formalized and adopted an integration plan during the period January 1 to April 3, 1998. Approximately $415 of the $1,163 accrued merger costs and expenses at September 30, 1998 relate to this integration plan. Involuntary employee termination costs are costs for 23 employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of September 30, 1998, 17 employees have been terminated. Management identified two distribution facilities to be closed in which all operations would be ceased due to duplicative functions, both of which had been shut down by September 30, 1998. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

The Imaging Business acquired a company in September 1998 and management formalized and adopted an integration plan in the three months ended September 30, 1998 to integrate the operations of the acquired company. The remaining $748 of the $1,163 accrued merger costs and expenses at September 30, 1998 relate to this integration plan. Relocation costs are for four employees, and no one has been relocated as of September 30, 1998. Management identified five distribution facilities to be closed in which all operations would be ceased due to duplicative functions, none of which had been shut down by September 30, 1998. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company. Management anticipates this integration plan will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2003.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

Summary of Accrued Restructuring Costs and Expenses

Primarily as a result of the impact of the Gulf South merger, in order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company began implementing a restructuring plan during the fourth quarter of fiscal 1998, which impacted all divisions ("Plan A"). Subsequently, the Company adopted a second restructuring plan during the three months ended June 30, 1998 related to the Gulf South division ("Plan B") to further consolidate its operations.

The Company recorded a total accrual of $7,972 related to Plan A. Approximately $3,691 of the $7,972 total restructuring charge was related to the PSS and DI divisions and was recorded in the accompanying condensed consolidated statement of operations for the fiscal 1998. The additions from the Gulf South represent restructuring costs and expenses of $4,281 recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. No amounts were utilized during this period. This charge is not included in the accompanying condensed consolidated statements of operations; rather it is included in the retained earnings adjustment recorded on April 4, 1998. Refer to Note 1--Basis of Presentation, for a discussion regarding the different year-ends of Gulf South and the Company.

Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $6,694 and $3,691, at September 30, 1998 and April 3, 1998, respectively. A summary of the restructuring plan activity is as follows:

                                                    Involuntary
                                                      Employee        Lease        Branch       Other
                                                    Termination    Termination    Shutdown       Exit
                                                       Costs          Costs         Costs       Costs       Total
                                                    -----------    -----------    ---------    --------    --------
Balance at April 3, 1998........................       $1,570          $1,389      $   627        $105      $3,691
   Additions from Gulf South subsidiary.........        1,880             406        1,455         540       4,281
                                                    -----------    -----------    ---------    --------    --------
Balance at April 4, 1998........................        3,450           1,795       $2,082         645      $7,972
   Adjustments..................................           --              --           --          --          --
   Additions....................................          652             570          281          --       1,503
   Utilized.....................................         (842)           (191)        (857)       (159)     (2,049)
                                                    -----------    -----------    ---------    --------    --------
Balance at June 30, 1998........................        3,260          $2,174       $1,506        $486      $7,426
   Adjustments..................................           --              --           --          --         --
   Additions....................................           --              --           --          --         --
   Utilized.....................................         (233)           (237)          --        (262)       (732)
                                                    -----------    -----------    ---------    --------    --------
Balance at September 30, 1998...................       $3,027          $1,937       $1,506      $  224      $6,694
                                                    ===========    ===========    =========    ========    ========



Plan A

Restructuring Plan A impacted all divisions, and involved merging 18 locations into existing locations and eliminating overlapping regional operations and management functions. As of September 30, 1998, 15 locations were merged into existing locations. The plan also included the termination of approximately 270 employees from operations, administration, and management. As of September 30, 1998, 166 employees were terminated as a result of the plan. Furthermore, branch shutdown costs include the costs to implement Best Practice Warehousing at the Gulf South division in order to provide efficient, consistent, standard service to Gulf South customers similar to the

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                                                  (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



Company's established standards. Best Practice Warehousing involves removal of all products, tearing down racking, rebuilding racking, and relocating bins and products within the warehouse to achieve greater efficiencies in order filling. The amount of costs was estimated based upon the size of the warehouse.

Plan B

During the three months ended June 30, 1998, the Company established an additional accrual of $1,503 related to Plan B. Restructuring Plan B related only to the Gulf South division, and involved merging six additional locations into existing locations. As a result of the consolidation of the duplicate facilities, lease termination costs will be incurred through fiscal 2000. At September 30, 1998, three of the six locations had been shut down. The plan also included the termination of three employees from operations and management. As of September 30, 1998, no employees were terminated as a result of the plan.


NOTE 5--COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three months and six months ended September 30, 1998 and 1997, as detailed in the following table:


                                                             Three Months Ended             Six Months Ended
                                                        ----------------------------  ----------------------------
                                                        September 30,  September 30,  September 30,  September 30,
                                                            1998           1997           1998           1997
                                                        -------------- -------------  -------------  -------------
Net income...........................................       $13,307        $7,200         $22,175       $14,780
                                                        ============== =============  =============  =============
Other comprehensive income, net of tax:
   Foreign currency translation adjustment...........            49          (241)             79          (619)
                                                        -------------- -------------  -------------  -------------
Comprehensive income.................................       $13,356        $6,959         $22,254       $14,161
                                                        ============== =============  =============  =============


NOTE 6--EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented:

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                              Three Months Ended             Six Months Ended
                                                         ----------------------------  ----------------------------
                                                         September 30,  September 30,  September 30,  September 30,
                                                              1998         1997            1998           1997
                                                         -------------  -------------  -------------  -------------
Net income..........................................        $13,307         $7,200        $22,175        $14,780
                                                         =============  =============  =============  =============
Earnings per share:
   Basic............................................          $0.19          $0.10          $0.31          $0.21
                                                         =============  =============  =============  =============
   Diluted..........................................          $0.19          $0.10          $0.31          $0.21
                                                         =============  =============  =============  =============

Weighted average shares outstanding (in thousands):
   Common shares....................................         70,439         69,433         70,412         68,882
   Assumed exercise of stock options................            974            806          1,000            790
                                                         -------------  -------------  -------------  -------------
   Diluted shares outstanding.......................         71,413         70,239         71,412         69,672
                                                         =============  =============  =============  =============



NOTE 7--SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes the way public companies report information about segments. SFAS No. 131 requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include Physician Sales & Service Division (the "Physician Supply Business"), Diagnostic Imaging, Inc. (the "Imaging Business"), Gulf South Medical Supply, Inc. ( the "Long-Term Care Business"), and WorldMed International, Inc. ("WorldMed Int'l") combined with the Holding Company.

The Physician Supply Business is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. The Imaging Business is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate care markets in the United States. The Long-Term Care Business is a distributor of medical supplies and other products to the long-term care market. WorldMed Int'l along with WorldMed, Inc. manages and develops PSS' European medical equipment and supply distribution market.

The Company primarily evaluates the operating performance of its segments based on net sales and income from operations.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                        Three Months      Six Months
                                                            Ended           Ended
                                                        September 30,    September 30,
                                                             1998            1998
                                                        -------------    -------------
NET SALES:
   Physician Supply Business........................      $172,480          $338,335
   Imaging Business.................................       121,496           235,959
   Long-Term Care Business..........................        88,456           170,953
   Other (a)........................................         4,934             9,681
                                                        -------------    -------------
            Total net sales.........................      $387,366          $754,928
                                                        =============    =============

INCOME FROM OPERATIONS:
   Physician Supply Business........................     $  12,514         $  22,978
   Imaging Business.................................         5,537             8,962
   Long-Term Care Business..........................         7,396            12,028
   Other (a)........................................        (2,629)           (5,171)
                                                        -------------    -------------
            Total income from operations............     $  22,818         $  38,797
                                                        =============    =============

DEPRECIATION:
   Physician Supply Business........................     $   1,640         $   3,766
   Imaging Business.................................           516             1,522
   Long-Term Care Business..........................           288               661
   Other (a)........................................            75               175
                                                        -------------    -------------
            Total depreciation......................     $   2,519         $   6,124
                                                        =============    =============

AMORIZATION OF INTANGIBLE AND OTHER ASSETS:
   Physician Supply Business........................     $     923         $   1,477
   Imaging Business.................................           618             1,167
   Long-Term Care Business..........................           495               859
   Other (a)........................................            --                --
                                                        -------------    -------------
            Total amortization of intangible assets      $    2,036        $   3,503
                                                        =============    =============

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business........................     $     115         $     314
   Imaging Business.................................            59               141
   Long-Term Care Business..........................           307               307
   Other (a)........................................           239               275
                                                        -------------    -------------
            Total provision for doubtful accounts...     $     720         $   1,037
                                                        =============    =============

CAPITAL EXPENDITURES:
   Physician Supply Business........................     $   4,200         $   5,750
   Imaging Business.................................         2,242             3,313
   Long-Term Care Business..........................           559               815
   Other (a)........................................            75               103
                                                        -------------    -------------
            Total capital expenditures..............     $   7,076         $   9,981
                                                        =============    =============



(a) Other includes the holding company and international subsidiaries for fiscal 1999.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



                                                September 30,     April 3,
                                                    1998            1998
                                                -------------   -----------
ASSETS:
   Physician Supply Business...................   $272,732        $320,216
   Imaging Business............................    218,857         158,698
   Long-Term Care Business.....................    200,768         196,306
   Other (a)...................................     13,480          16,034
                                                -------------   -----------
            Total assets.......................   $705,837        $691,254
                                                =============   ===========
(a) Other includes the holding company and international subsidiaries for fiscal 1999.




NOTE 8--COMMITMENTS AND CONTINGENCIES

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)



NOTE 9--SUBSEQUENT EVENTS

Subsequent to September 30, 1998, the Company merged with a medical imaging supply and equipment distributor in a stock merger accounted for under the pooling-of-interests method.


Number of acquisitions.........................................            1
Shares of common stock issued..................................      293,872


Subsequent to September 30, 1998, the Company acquired certain assets, including accounts receivable, inventories, and equipment of an imaging supply and equipment distributor. This transaction was accounted for under the purchase method of accounting. A summary of the details of the transaction follows:


Number of acquisitions.........................................           1
Total consideration............................................      $9,695
Cash paid, net of cash acquired................................       5,145
Goodwill recorded..............................................       5,068
Value of noncompete agreements.................................          30


NOTE 10--RESTATEMENTS

The Company has restated its historical financial statements to include the effect of certain items as discussed below. The effect of the restatements is as follows:

                                                             Three Months Ended September 30, 1998
                                               ------------------------------------------------------------------
                                                            Information      Gulf South
                                                   As         Systems          Direct
                                               Previously   Accelerated     Transaction    Immaterial       As
                                                Reported    Depreciation       Costs        Poolings     Restated
                                               ----------   ------------    -----------    ----------   ---------
Net sales................................        $366,071     $    --        $     --        $21,295     $387,366
Net income...............................          13,851        (617)            475           (402)      13,307
Earnings per share:
   Basic.................................        $   0.20     $ (0.01)       $   0.01        $ (0.01)    $   0.19
   Diluted...............................            0.20       (0.01)           0.01          (0.01)        0.19

                                                                       Three Months Ended September 30, 1997
                                                               ---------------------------------------------------
                                                                   As       Gulf South
                                                               Previously   Operating      Immaterial        As
                                                                Reported     Expenses       Poolings      Restated
                                                               ----------   ----------     ----------    ----------
Net sales..................................................    $  320,123   $     --       $  24,119     $ 344,242
Net income                                                          7,758       (727)            169         7,200
Earnings per share:
   Basic...................................................    $     0.11   $  (0.01)      $    0.00     $    0.10
   Diluted.................................................          0.11      (0.01)           0.00          0.10

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                      Six Months Ended September 30, 1998
                             -----------------------------------------------------------------------------------
                                          Information                     Gulf South
                                 As         Systems       Gulf South        Direct
                             Previously   Accelerated    Restructuring   Transaction    Immaterial        As
                              Reported    Depreciation      Plan B          Costs        Poolings      Restated
                             ----------   ------------   -------------   -----------    ----------     ---------
Net sales..............       $708,609     $      --      $     --        $     --      $   46,319     $ 754,928
Net income.............         25,146        (1,534)          (918)           475            (994)       22,175
Earnings per share:
   Basic...............       $   0.36     $   (0.02)     $   (0.01)      $    0.01     $    (0.02)    $    0.31
   Diluted.............           0.35         (0.02)         (0.01)           0.01          (0.02)         0.31


                                                                        Six Months Ended September 30, 1997
                                                                -------------------------------------------------
                                                                    As      Gulf South
                                                                Previously  Operating     Immaterial        As
                                                                 Reported    Expenses      Poolings      Restated
                                                                ----------  ----------   -----------   -----------
Net sales.................................................      $ 608,305   $       --     $ 51,250     $ 659,555
Net income                                                         15,678      (1,264)          365        14,780
Earnings per share:
   Basic..................................................      $    0.23   $    (0.02)    $    0.00    $    0.21
   Diluted................................................           0.23        (0.02)         0.00         0.21


Information Systems Accelerated Depreciation

The $617 and the $1,534 represent the incremental impact on depreciation expense, net of tax, for the three and six months ended September 30, 1998, respectively, related to the replacement of the information systems. Refer to
Note 3-Charges Included in General and Administrative Expenses for a further discussion regarding the accelerated depreciation.

Gulf South Direct Transaction Costs

Direct transaction costs primarily consist of professional fees, such as investment banking, legal, and accounting, for services rendered through the date of the merger. Due to subsequent negotiations and agreements between the Company and its service provider, actual costs paid were less than costs originally billed and recorded. As a result, approximately $475 of costs, net of tax, were reversed against general and administrative expenses during the quarter ended September 30, 1998.

Operating Expenses

During the three and six months ended September 30, 1997, Gulf South charged certain operating expenses to an accrual for merger integration costs and expenses that were established as a component of goodwill as of the date of the acquisition. The Company determined that the operating expenses should have been expensed as incurred and included in the accompanying condensed consolidated statements of income. As a result, Gulf South restated its historical condensed consolidated financial statements to include the effects of recording operating expenses as incurred and properly stating goodwill and accrued merger costs and expenses.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

Gulf South Restructuring Plan B

Gulf South previously recorded $918 million, net of tax, of restructuring costs and expenses during the period January 1, 1998 to April 3, 1998 and, therefore, the amount was included in the retained earnings adjustment recorded on April 4, 1998. However, the Company's condensed consolidated financial statements have been restated to reverse the $918 million charge as certain recognition criteria were not met. The charge was recognized when the criteria were met, which was during the three months ended June 30, 1998.

Immaterial Poolings

The Company merged with certain imaging supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. Due to the immaterial effect of these acquisitions on prior periods, the Company's previously issued financial statements included in Form 10Q for the three months ended September 30, 1998 were not restated for the immaterial
Pooled Entities. During fiscal 1999, the Company made two additional individually immaterial acquisitions accounted for as poolings of interests. As such, the Company evaluated the aggregate impact of the individually immaterial pooling of interest transactions on the Company's current and prior period financial statements and concluded that the aggregate impact was material to the Company's consolidated financial position taken as a whole. As a result, the
Company's condensed consolidated financial statements have been restated to include the historical financial results of the individually immaterial pooling-of-interest transactions for all periods.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


GENERAL

PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, and hospitals through 105 service centers to customers in 50 states and five European countries. Since its inception in 1983, the Company has become a leader in all three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment, and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 56 medical supply distribution service centers with over 700 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

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

Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("Gulf South"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. Gulf South currently operates 13 distribution service centers with over 100 sales representatives ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care facilities.

In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates three European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany, Luxembourg, and the Netherlands.


INDUSTRY

According to industry estimates, the United States medical supply and equipment segment of the health care industry represents a $34 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus includes distribution to the physician office, providers of imaging services, and long-term care facilities comprising approximately $14 billion or approximately 40% of the overall market.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)

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


RESULTS OF OPERATIONS

The condensed consolidated financial statements of PSS World Medical, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated and give retroactive effect to the mergers with Medical Imaging Systems, Inc. ("MIS") and TriStar Imaging Systems, Inc. ("TriStar") acquired during fiscal 1999 and various acquired companies previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements have been retroactively restated as if PSS, MIS, TriStar, and the Pooled Entities had operated as one entity since inception.

The Company's previously issued financial statements included in Form 10Q for the three and six months ended September 30, 1998 are being estated for: (1) the information systems accelerated depreciation, (2) the reversal of Gulf South Medical Supply, Inc. ("Gulf South") direct transaction costs, (3) the reversal

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)

of Gulf South restructuring charge, and (4) the immaterial Pooled Entities (refer to Note 10--Restatements). In addition, the financial statements for the three and six months ended September 30, 1997 included in the Form 10Q for the three and six months ended September 30, 1998 are being restated for: (1) a correction of an error in recording certain operating expenses at Gulf South, and (2) the immaterial Pooled Entities (refer to Note 10--Restatements).

The Company's fiscal year ends on the Friday closest to March 31 of each year. Prior to April 4, 1998, Gulf South's year-end was December 31. The three and six months ended June 30, 1997 of Gulf South were consolidated with the three and six months ended September 30, 1997 of the Company. In addition, Gulf South's balance sheet as of December 31, 1997 was consolidated with PSS' balance sheet as of April 3, 1998. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying condensed consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's three and six months ended September 30, 1998 condensed consolidated financial statements include the combined results of operations for the period from April 4, 1998 to September 30, 1998, of both PSS and Gulf South. Refer to the section titled Gulf South's Results of Operations for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Operations for further clarification.


THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Sales. Net sales for the three months ended September 30, 1998 totaled $387.4 million, an increase of $43.1 million or 12.5% over net sales of $344.2 million for the three months ended September 30, 1997. Net sales for the six months ended September 30, 1998 totaled $754.9 million, an increase of $95.4 million or 14.5% over net sales of $659.6 million for the six months ended
September 30, 1997. Approximately $17.8 million and $48.3 million of the increase in revenues for the three and six months ended September 30, 1998, respectively, resulted from revenues of companies acquired subsequent to September 30, 1997 and revenues of companies acquired prior to September 30, 1997, but which did not contribute to revenues for the full three and six month periods ended September 30, 1997. The remaining net sales increase during these periods resulted from sales growth of existing service centers coupled with incremental sales generated in connection with exclusive and semiexclusive vendor relationships.

Gross Profit. Gross profit for the three months ended September 30, 1998 totaled $104.9 million, an increase of $14.4 million or 15.9% over the three months ended September 30, 1997 total of $90.5 million. Gross profit for the six months ended September 30, 1998 totaled $202.1 million, an increase of $30.4 million or 17.7% over the six months ended September 30, 1997 total of $171.7 million. Gross profit as a percentage of net sales was 27.1% and 26.3% for the three months and 26.8% and 26.0% for the six months ended September 30, 1998 and 1997, respectively. The increase in gross margin as a percentage of sales is attributable to an increase in the sales mix of higher margin diagnostic equipment, an increase in sales of higher margin private label medical supplies by the Physician Supply Business, the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition, and improved Imaging Business margins resulting from a film vendor maintaining margin dollars rebated to the Company while reducing film pricing to hospital customers. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

General and Administrative Expenses. General and administrative expenses for the threemonths ended September 30, 1998 totaled $52.3 million, a decrease of $(2.0) million or (3.7)% over the three months

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


ended September 30, 1997 total of $54.3 million. General and administrative expenses for the six months ended September 30, 1998 totaled $106.8 million, an increase of $6.5 million or 6.4% over the six months ended September 30, 1997 total of $100.4 million. As a percentage of net sales, general and administrative expenses were 13.5% and 15.8% for the three months and 14.2% and 15.2% for the six months ended September 30, 1998 and 1997, respectively.

In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                            Three Months Ended               Six Months Ended
                                                      September 30,    September 30,  September 30,   September 30,
                                                          1998             1997            1998           1997
                                                      -------------    -------------  -------------   -------------
                                                        (Restated)      (Restated)      (Restated)     (Restated)
Merger costs and expenses.........................      $  (343)           $1,862        $   486         $1,886
Restructuring costs and expenses..................          516                --          2,511             --
Information systems accelerated depreciation......        1,010                --          2,509             --
Gulf South operational tax charge ................           --               767             --          1,534
Other charges.....................................           --             1,839             --          2,457
                                                      -------------    -------------  -------------   -------------
Total charges.....................................      $ 1,183            $4,468         $5,506         $5,877
                                                      =============    =============  =============   =============


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

If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, (4) training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, and (5) direct transaction costs primarily consisting of investment banking, legal, accounting, and filing fees related to mergers with the Company. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

Merger costs and expenses for the three months ended September 30, 1998 include $434 of charges for merger costs expensed as incurred, which related to direct transaction costs from the merger with TriStar. In addition, the Company reversed $777 of accrued merger costs and expenses into income, which related to direct transaction costs in connection with the Gulf South merger. Due to subsequent negotiations and in agreement between the Company and its service provider, actual costs paid were less than costs originally estimated, billed, and recorded resulting in the reversal.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)

Merger costs and expenses for the three months ended September 30, 1997 include $737 of charges for merger costs expensed as incurred, which related to direct transaction costs. In addition, merger costs and expenses include amounts incurred in excess of the original amounts accrued at commitment dates. Such costs include involuntary employee termination costs, branch shut-down costs, and lease termination costs of $15, $1,043, and $67, respectively.

Restructuring Costs and Expenses

Restructuring costs and expenses for the three months ended September 30, 1998 include $118 of charges for training costs related to conforming the acquired companies operation policies to that of the Company's operational policies. The remaining $398 of restructuring costs and expenses recorded are charges for other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

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

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board ("APB") No. 20, Accounting Changes.

Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to a range of 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. For the three months and six months ended September 30, 1998, the $1,010 and $2,509 of charges, respectively, represent the incremental impact on depreciation expense resulting from management's decision to replace its information systems.

Gulf South Operational Tax Charge

The Company, in connection with the filing of its fiscal 1998 financial statements, restated for certain operational tax compliance issues in the financial statements of Gulf South for the year ended December 31, 1997. As such, Gulf South recorded operational charges of $767 and $1,534 during the three months and six months ended June 30, 1997, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax noncompliance issues arose.

Other Charges

The other charges recorded in three months and six months ended September 30, 1997 relate to the ESOP cost of an acquired company. S&W, a company acquired by the Imaging Business during fiscal 1998 sponsored

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During the six months ended September 30, 1997, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $1,839 and $2,457 of related expenses were recognized in three and six months ended September 30, 1997, respectively.

Selling Expenses. Selling expenses for the three months ended September 30, 1998 totaled $29.8 million, an increase of $4.9 million or 19.6% over the three months ended September 30, 1997 total of $24.9 million. Selling expenses for the six months ended September 30, 1998 totaled $56.5 million, an increase of $8.2 million or 16.9% over the six months ended September 30, 1997 total of $48.3 million. As a percentage of sales, selling expenses were 7.7% and 7.2% for the three months ended September 30, 1998 and 1997, respectively, and 7.5% and 7.3% for the six months ended June 30, 1998 and 1997, respectively. Selling expenses as a percentage of sales increased due to a change in the Gulf South sales commission program from a primarily fixed salary plan to a variable commission plan, and the company-wide addition of approximately 100 sales trainees over the number of sales trainees in the comparable prior year period. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

Operating Income. Operating income for the three months ended September 30, 1998 totaled $22.8 million, an increase of $11.5 million or 101.0% over the three months ended September 30, 1997 total of $11.4 million. Operating income for the six months ended September 30, 1998 totaled $38.8 million, an increase of $15.8 million or 68.7% over the six months ended September 30, 1997 total of $23.0 million. As discussed in the analysis of general and administrative expenses, operating results include unusual operating charges related to merger costs and expenses resulting from merger activity, restructuring costs, and expenses.

Interest Expense. Interest expense for three months ended September 30, 1998 increased approximately $2.5 million compared to the three months ended
September 30, 1997. Interest expense for six months ended September 30, 1998 increased approximately $5.0 million compared to the six months ended September 30, 1997. Interest expense increased due to the $125.0 million 8.5% senior subordinated debt outstanding during the three and six months ended September 30, 1998. Interest expense of $0.6 million and $1.1 million for the three and six months ended September 30, 1997, respectively, primarily results from interest on existing debt of a pooled Imaging Business company prior to acquisition.

Interest and Investment Income. Interest and investment income for three and six months ended September 30, 1998 increased approximately $0.8 million and $1.8 million, respectively, compared to the three and six months ended September 30, 1997 due to the investment of the remaining net proceeds from the debt offering which occurred in October 1997.

Other Income. Other income for the three months ended September 30, 1998 totaled $1.3 million, an increase of $0.5 million or 68.0% over the three months ended September 30, 1997 total of $0.8 million. Other income for the six months ended September 30, 1998 totaled $2.0 million, an increase of $0.9 million

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


or 72.5% over the six months ended September 30, 1997 total of $1.2 million. Other income consists of finance charges on customer accounts and financing performance incentives. The increase in other income results from the growth in the Company's operations.

Provision For Income Taxes. Provision for income taxes for the three months ended September 30, 1998 totaled $9.1 million, an increase of $4.3 million or 87.2% over the three months ended September 30, 1997 total of $4.9 million. Provision for income taxes for the six months ended September 30, 1998 totaled $15.7 million, an increase of $6.0 million or 62.3% over the six months ended September 30, 1997 total of $9.6 million. The income tax provision computation is affected by the nondeductible nature of certain nonrecurring merger costs and expenses in the period in which they are incurred.

Net Income. Net income for the three months ended September 30, 1998 totaled $13.3 million, an increase of $6.1 million or 84.8% over the three months ended September 30, 1997 total of $7.2 million. Net income for the six months ended September 30, 1998 totaled $22.2 million, an increase of $7.4 million or 50.0% over the six months ended September 30, 1997 total of $14.8 million. As a percentage of net sales, net income was 3.4% and 2.1% for the three months and six months 2.9% and 2.2% for the six months ended September 30, 1998 and 1997, respectively.


GULF SOUTH'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 31, 1997 (restated)

The Company acquired Gulf South on March 26, 1998 in a transaction accounted for under the pooling-of-interests method of accounting. The financial statements have been retroactively restated as if Gulf South and the Company had operated as one entity since inception. As discussed in Note 1--Basis of Presentation, due to the consolidation method of the Company and the differing year ends of PSS and Gulf South, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not reflected in the condensed consolidated statements of operations for any periods presented. Rather they have been recorded as an adjustment to equity during the first quarter of fiscal 1999. Following is management's discussion and analysis of the financial condition and results of operations of Gulf South for the three months ended April 3, 1998 as compared to the three months ended March 31, 1997.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


The following table summarizes Gulf South's results of operations for the three months ended April 3, 1998 and the three months ended March 31, 1997 (in thousands):

                                                                                    Three Months     Three Months
                                                                                       Ended            Ended
                                                                                   April 3, 1998    March 31, 1997
                                                                                   -------------    --------------
                                                                                    (Restated)       (Unaudited)
Net sales....................................................................         $ 87,018          $64,609
Cost of goods sold...........................................................           69,202           47,860
                                                                                   -------------    --------------
         Gross profit........................................................           17,816           16,749
General and administrative expenses..........................................           43,020           10,524
Selling expenses.............................................................            2,939            2,279
                                                                                   -------------    --------------
         (Loss) income from operations.......................................          (28,143)           3,946
Other income, net............................................................              321              465
                                                                                   -------------    --------------
(Loss) income before for income taxes........................................          (27,822)           4,411
(Benefit) provision for income taxes.........................................           (8,272)           1,597
                                                                                   -------------    --------------
Net (loss) income............................................................         $(19,550)        $  2,814
                                                                                   =============    ==============


In connection with the merger with the Company, Gulf South recorded an allowance for inventory of $3.6 million, merger costs and expenses of $5.7 million, restructuring costs and expenses of $4.3 million, and other unusual items of $18.9 million during the three months ended April 3, 1998. Management believes these charges are either direct transaction costs or of a nonrecurring or unusual nature and are not indicative of the future results of Gulf South. Management's discussion and analysis addresses the comparative quarters and nature of these unusual charges. The components of the $32.5 million of unusual charges are specifically addressed below under the captions Gross Profit and General and Administrative Expenses as well as Note 3--Gulf South's Results of Operations for the Three Months Ended April 3, 1998, and Note 4--Charges Included in General and Administrative Expenses, in the Notes to the Consolidated Financial Statements included herein.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)

The following table summarizes the components of the charges included in general and administrative expenses as outlined in (i), (ii), and (iii) above (in thousands).

                                                                                                     Three Months
                                                                                                         Ended
                                                                                                     April 3, 1998
                                                                                                     -------------
Reconciling items.............................................................................         $  5,863
Direct transaction costs related to the merger................................................            5,656
Increase allowance for doubtful accounts......................................................            5,114
Restructuring costs and expenses..............................................................            4,281
Legal fees and settlements....................................................................            3,577
Operational tax charge........................................................................            2,772
Goodwill impairment charge....................................................................            1,664
                                                                                                     -------------
            Total charges included in general & administrative expenses.......................          $28,927
                                                                                                     =============


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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)

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

Lease termination costs.........................................    $   977
Involuntary employee termination costs..........................      1,879
Branch shutdown costs...........................................        885
Other exit costs................................................        540
                                                                    -------
                                                                     $4,281
                                                                    =======

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


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

Net cash used in operating activities was $15.2 million for the six months ended September 30, 1998, compared to net cash provided by operating activities of $19.4 million for the six months ended September 30, 1997. The decrease is due to the timing of accounts receivable collections, payments of merger and acquisition expenses, and the timing of fiscal year end vendor payments and employee incentive based compensation payments.

Net cash used in investing activities was ($2.5) million for the six months ended September 30, 1998. This primarily resulted from $53.3 million provided by the sale and maturities of marketable securities offset by $44.4 million related to purchase business acquisitions, $10.0 million related to capital expenditures, of which approximately $5.0 million pertained to new information system expenditures, and $1.4 million for noncompete payments. Net cash provided by investing activities was $19.0 million for the six months ended September 30, 1997. This primarily resulted from $30.2 million provided by the sale and maturities of marketable securities offset by $4.9 million relate to purchase business acquisitions, capital expenditures of $4.9 million, and $1.4 million for noncompete payments.

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

The Company had working capital of $340.9 million and $381.2 million as of September 30, 1998 and April 3, 1998, respectively. Accounts receivable, net of allowances, were $251.4 million and $213.9 million at September 30, 1998 and April 3, 1998, respectively. The average number of days sales in accounts receivable outstanding was approximately 55.5 for the six months ended September 30, 1998 (annualized) and 52.0 days for the year ended April 3, 1998.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


Inventories were $129.7 million and $126.9 million as of September 30, 1998 and April 3, 1998, respectively. The Company had inventory turnover of 8.6x and 8.7x for the six months ended September 30, 1998 (annualized) and the year ended April 3, 1998, respectively.

The following table presents EBITDA and other financial data for the three and six months ended September 30, 1998 and 1997 (in thousands):

                                                             Three Months Ended              Six Months Ended
                                                        ----------------------------  -----------------------------
                                                        September 30,  September 30,  September 30,   September 30,
                                                            1998          1997            1998           1997
                                                        -------------  -------------  -------------   -------------
Income before provision for income taxes                  $22,433         $12,076        $37,829        $24,428
Plus:  Interest Expense                                     3,040             584          6,133          1,135
                                                        -------------  -------------  -------------   -------------
EBIT (a)                                                   25,473          12,660         43,962         25,563
Plus:  Depreciation and amortization                        4,555           2,744          9,627          5,354
                                                        -------------  -------------  -------------   -------------
EBITDA (b)                                                 30,028          15,404         53,589         30,917
Unusual Charges Included in Continuing Operations (h)         173           4,468          2,997          5,877
Cash Paid For Charges Included in Continuing Operations    (8,604)           (861)       (12,998)        (1,915)
                                                        -------------  -------------  -------------   -------------
Adjusted EBITDA (c)                                        21,597          19,011         43,588         34,879

EBITDA Coverage (d)                                           9.9x           26.4x           8.7x          27.2x
EBITDA Margin (e)                                             7.8%            4.5%           7.1%           4.7%
Adjusted EBITDA Coverage (f)                                  7.1x           32.6x           7.1x          30.7x
Adjusted EBITDA Margin (g)                                    5.6%            5.5%           5.8%           5.3%

Cash (used in) provided by operating activities                                           $(15.2)        $ 19.4
Cash (used in) provided by investing activities                                           $ (2.5)        $ 19.0
Cash used in financing activities                                                         $ (3.3)        $(53.9)


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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


     (e)  EBITDA margin represents the ratio of EBITDA to net sales.

     (f) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to interest expense.

     (g) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.

     (h) Three and six months ended September 30, 1998 excludes $1,010 and $2,510 of information systems accelerated depreciation, respectively.

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

On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8.5% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deduction for offering costs. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million will be funded by the operating cash flow of the Company. No other principal payments on the Notes are required over the next five years. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. Provided, however, that no event of default exist, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0. As of September 30, 1998, the Company is in compliance with the covenants.

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


Quantitative and qualitative disclosures about market risk

As of September 30, 1998, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
            Management Discussion and Analysis of Financial Condition
               and Results of Operations (RESTATED) - (Continued)


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

                           PART II: OTHER INFORMATION



ITEM 1.--LEGAL PROCEEDINGS

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

Gulf South Medical Supply, Inc. ("Gulf South"), a wholly owned subsidiary of the Company, and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv525BN. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi, Jackson Division. The plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated stockholders that allegedly purchased stock in Gulf South's June 1996 public offering of its common stock (the "June 1996 Offering"), that the defendants engaged in violations of certain provisions of the Securities Act of 1933, as amended, and Mississippi state law. The plaintiff in the Krupnick action alleges for herself and for a purported class of similarly situated stockholders who purchased Gulf South Common Stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Exchange Act, Rule 10b-5 promulgated thereunder and Mississippi state law. Plaintiffs allege that the defendants artificially inflated the price of Gulf South stock by representing that Gulf South was "well positioned" to grow by increasing its sales to existing customers, including one of its largest customers Living Centers of America ("Living Centers"), after defendants had been informed by Living Centers that its distribution arrangement with Gulf South was being terminated in favor of a rival medical supply distributor. On August 21, 1998, the court filed an Order dismissing all the allegations in the Krupnick action. The same Order also dismissed the claims against Defendants Hixon, Piper, Tibbitts, Pritchard, Boyer, and Gulf South under section 12(2) of the Securities Act and corresponding claims against Defendants Hixon and Gulf South under section 15 of the Securities Act and Miss. Code Ann. Sections 75-71-717(a)(2) and 75-71-719 in the Klein action. Plaintiffs' claims against Defendants Bogetz, Hecktman, and McInnes under section 11 of the Securities Act and against the Underwriter Defendants under sections 12(2) and 15 of the Securities Act, and the corresponding state law claims, remain pending in the Klein case. Plaintiffs seek damages, including costs and expenses. The Company believes that the allegations contained in the remaining complaints are also without merit and intends to defend vigorously against the claims. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

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


ITEM 2.--CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Not applicable.


ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on September 3, 1998.

(a) The following persons were elected to serve as Class II directors for a three-year term and received the number of votes as set opposite their names:


                    Name                     For               Withheld
              --------------------        ----------          -----------
              Melvin L. Hecktman          51,867,659             453,304
              Delores P. Kesler           50,594,369           1,726,594
              David A. Smith              51,795,163             525,800


(b) The following are the results of the vote on the proposal to ratify the adoption of the Company's Amended and Restated Director's Stock Plan:


                     For                    Against             Abstain
                 -----------              -----------          ---------
                 32,257,300               19,567,412            496,251

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit
Number          Description

  3.1           Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(13)
  3.2           Amended and Restated Bylaws dated March 15, 1994.(1)
  4.1           Form of Indenture, dated as of October 7, 1997, by and among the
                Company,  the Subsidiary  Guarantors named therein, and SunTrust
                Bank, Central Florida, National Association, as Trustee.(2)
  4.2           Registration  Rights  Agreement,  dated as of  October 7,  1997,  by and  among  the  Company,  the
                Subsidiary  Guarantors  named  therein,  BT Alex.  Brown  Incorporated,  Salomon  Brothers  Inc and
                NationsBanc Montgomery Securities, Inc.(2)
  4.3           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
  4.4           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
  4.5           Shareholder  Protection Rights Agreement,  dated as of April 20,  1998,  between PSS World Medical,
                Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(12)
  10.1          Registration Rights Agreement between the Company and Tullis-Dickerson  Capital Focus, LP, dated as of March 16, 1994.(3)
  10.2          Employment Agreement for Patrick C. Kelly.(14)
  10.3          Incentive Stock Option Plan dated May 14, 1986.(3)
  10.4          Shareholders  Agreement dated March 26,  1986, between the Company,  the Charthouse Co., Underwood,
                Santioni and Dunaway.(3)
  10.5          Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
  10.6          Shareholders Agreement between the Company and John D. Barrow.(3)
  10.7          Amended and Restated Directors Stock Plan.(8)
  10.8          Amended and Restated 1994 Long-Term Incentive Plan.(8)
  10.9          Amended and Restated 1994 Long-Term Stock Plan.(8)
  10.10         1994 Employee Stock Purchase Plan.(4)
  10.11         1994 Amended Incentive Stock Option Plan.(3)
  10.12         Amended and Restated Loan and Security  Agreement  between the Company and  NationsBank of Georgia,
                N.A. dated December 21, 1994.(5)


Exhibit
Number          Description

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


      (b)  Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1999.



                                                    PSS WORLD MEDICAL, INC.

                                                      /s/ DAVID A. SMITH
                                                   ----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer