Form 10-Q
period 1999-09-30
PSS WORLD MEDICAL INC
filed 1999-11-15
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     SEPTEMBER 30, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                         Commission File Number 0-23832

                             PSS WORLD MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


                        Florida                                 59-2280364
             (State or other jurisdiction                      (IRS employer
                   of incorporation)                       dentification number)


                 4345 Southpoint Blvd.
                 Jacksonville, Florida                              32216
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

                                 [X] Yes [ ] No

         As of November 15, 1999 a total of 70,922,428 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1999


                                      INDEX

                                                                                                    PAGE NUMBER
                                                                                                 --------------------
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
              September 30, 1999 and April 2, 1999                                                        3

          Condensed Consolidated Statements of Operations -
              For the Three and Six Months Ended September 30, 1999 and 1998                              4

          Condensed Consolidated Statements of Cash Flows -
              For the Three and Six Months Ended  September 30, 1999 and 1998                             5

          Notes to Condensed Consolidated Financial Statements -
               September 30, 1999 and 1998                                                                6

          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                        17

PART II  OTHER INFORMATION

          Item 1. Legal Proceedings                                                                      29

          Item 2. Changes in Securities and Use of Proceeds                                              29

          Item 4. Submission of Matters to a Vote of Security Holders                                    30

          Item 6. Exhibits and Reports on Form 8-K                                                       31

SIGNATURES                                                                                               33


                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                           September 30,      April 2,
                                                                                                1999            1999
                                                                                           -------------    ------------
                                                                                            (Unaudited)         *
Current Assets:
   Cash and cash equivalents.........................................................        $  35,908        $  41,106
   Marketable securities.............................................................            9,361                3
   Accounts receivable, net..........................................................          302,979          272,996
   Inventories, net..................................................................          157,159          153,626
   Employee advances.................................................................              799              702
   Prepaid expenses and other........................................................           69,147           59,413
                                                                                           -------------    ------------
            Total current assets.....................................................          575,353          527,846

Property and equipment, net..........................................................           56,793           48,167
Other Assets:
   Intangibles, net..................................................................          179,848          146,082
   Other.............................................................................           22,910           21,286
                                                                                           -------------    ------------
            Total assets.............................................................         $834,904         $743,381
                                                                                           =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..................................................................         $136,576         $112,966
   Accrued expenses..................................................................           50,035           48,704
   Current maturities of long-term debt and capital lease obligations................            1,625            1,062
   Other.............................................................................           10,036            8,536
                                                                                           -------------    ------------
            Total current liabilities................................................          198,272          171,268
Long-term debt and capital lease obligations, net of current portion.................          185,796          152,442
Other................................................................................            6,666            3,111
                                                                                           -------------    ------------
            Total liabilities........................................................          390,734          326,821
                                                                                           -------------    ------------


Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
      and outstanding................................................................               --               --
   Common stock, $.01 par value; 150,000,000 shares authorized, 70,922,428 and
      70,796,024 shares issued and outstanding at September 30, 1999 and April 2,                  709              708
      1999, respectively.............................................................
   Additional paid-in capital........................................................          349,589          349,460
   Retained earnings.................................................................           97,310           70,211
   Cumulative other comprehensive income.............................................           (1,136)          (1,177)
                                                                                           -------------    ------------
                                                                                               446,472          419,202
   Unearned ESOP shares..............................................................           (2,302)          (2,642)
                                                                                           -------------    ------------
            Total shareholders' equity...............................................          444,170          416,560
                                                                                           -------------    ------------
            Total liabilities and shareholders' equity...............................         $834,904         $743,381
                                                                                           =============    ============


                 * Condensed from audited financial statements.
              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                        Three Months Ended                         Six Months Ended
                                              ----------------------------------------  ----------------------------------------
                                              September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                              -------------------  -------------------  -------------------  -------------------

Net sales                                     $      452,240       $      387,366       $      888,959       $      754,928
Cost of goods sold                                   328,106              282,465              648,404              552,829
                                              -------------------  -------------------  -------------------  -------------------
      Gross profit                                   124,134              104,901              240,555              202,099

General and administrative expenses                   68,972               52,310              128,480              106,833
Selling expenses                                      36,408               29,773               70,754               56,469
                                              -------------------  -------------------  -------------------  -------------------
      Income from operations                          18,754               22,818               41,321               38,797
                                              -------------------  -------------------  -------------------  -------------------

Other income (expense):
      Interest expense                                (2,862)              (3,040)              (6,373)              (6,133)
      Interest and investment income                     477                1,397                  928                3,145
      Other income                                     8,294                1,258                9,685                2,020
                                              -------------------  -------------------  -------------------  -------------------
                                                       5,909                 (385)               4,240                 (968)
                                              -------------------  -------------------  -------------------  -------------------

Income before provision for income taxes              24,663               22,433               45,561               37,829
Provision for income taxes                             9,874                9,126               18,462               15,654
                                              -------------------  -------------------  -------------------  -------------------

Net income                                    $       14,789       $       13,307       $       27,099       $       22,175
                                              ===================  ===================  ===================  ===================

Earnings per share:
      Basic                                   $         0.21       $         0.19       $         0.38       $         0.31
                                              ===================  ===================  ===================  ===================
      Diluted                                 $         0.21       $         0.19       $         0.38       $         0.31
                                              ===================  ===================  ===================  ===================

Weighted average shares outstanding (in thousands):
      Basic                                           70,905               70,439               70,889               70,412
                                              ===================  ===================  ===================  ===================
      Diluted                                         71,129               71,413               71,178               71,412
                                              ===================  ===================  ===================  ===================


















              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                Six Months Ended
                                                                                   -------------------------------------------
                                                                                     September 30,           September 30,
                                                                                         1999                    1998
                                                                                   --------------------    -------------------
Cash Flows From Operating Activities:
   Net income                                                                      $      27,099           $      22,175
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                      9,460                   9,627
        Provision for doubtful accounts                                                    1,374                   1,037
        Gain on sale of fixed assets                                                         (33)                     (3)
        Deferred compensation                                                                132                     222
        Changes  in  operating  assets  and  liabilities,  net of  effects  from business acquisitions:
             Accounts receivable, net                                                    (22,097)                (31,225)
             Inventories                                                                   9,250                  12,762
             Prepaid expenses and other current assets                                    (8,477)                 (4,180)
             Other assets                                                                 (5,561)                 (2,408)
             Accounts payable, accrued expenses and other liabilities                      7,281                 (23,207)
                                                                                   --------------------    -------------------
                Net cash  provided by (used in) operating activities                      18,428                 (15,200)
                                                                                   --------------------    -------------------

Cash Flows From Investing Activities:
   Purchases of marketable securities                                                     (9,165)                (37,950)
   Proceeds from sales and maturities of marketable securities                                 0                  91,293
   Proceeds from sale of fixed assets                                                         38                      58
   Capital expenditures                                                                  (12,033)                 (9,981)
   Purchases of businesses, net of cash acquired                                         (28,871)                (44,470)
   Payments on noncompete agreements                                                      (4,118)                 (1,412)
                                                                                   --------------------    -------------------
                Net cash used in investing activities                                    (54,149)                 (2,462)
                                                                                   --------------------    -------------------

Cash Flows From Financing Activities:
   Proceeds from borrowings                                                               33,500                       0
   Repayment of borrowings                                                                (2,889)                 (4,690)
   Principal payments under capital lease obligations                                       (163)                   (212)
   Proceeds from issuance of common stock                                                     34                   1,582
                                                                                   --------------------    -------------------
                  Net cash  provided by (used in) financing activities                    30,482                  (3,320)
                                                                                   --------------------    -------------------
Foreign currency translation adjustment                                                       41                      79
                                                                                   --------------------    -------------------

Net decrease in cash and cash equivalents                                                 (5,198)                (20,903)

Cash and cash equivalents, beginning of period                                            41,106                  81,483

                                                                                   ====================    ===================
Cash and cash equivalents, end of period                                           $      35,908           $      60,580
                                                                                   ====================    ===================














              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of PSS World Medical, Inc. ("PSS" or the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated and give retroactive effect to mergers with various acquired companies previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS and the Pooled Entities had operated as one entity since inception.

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


NOTE 2 - BUSINESS ACQUISITIONS

     Purchase Acquisitions

     During the three months ended September 30, 1999, the Company acquired certain assets and assumed certain liabilities of one physician supply and equipment distributor and five imaging supply and equipment distributors. A summary of the details of the transactions follows:

                                              September 30, 1999
                                              ------------------
      Number of acquisitions..................         6
      Total consideration.....................     $ 34,724
      Cash paid, net of cash acquired.........       15,520
      Goodwill recorded.......................       19,045
      Value of Noncompete Agreements..........        3,755

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


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

     In addition, the terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash or with the Company's common stock and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $13.5 million (payable through fiscal 2003). The first potential earn-out payment is payable in the fouth quarter of effective in fiscal 2000.

     The following table summarizes the adjustments recorded against goodwill during the three months ended September 30, 1999:

                                              Three Months Ended
                                              September 30, 1999
                                              ------------------
    Merger costs and expenses...........          $   383
    Integration plan accrual............                0
                                              ------------------
                                                  $   383
                                              ==================

     During the three months ended September 30, 1999, the Company recorded $443 of merger integration costs and expenses directly to goodwill as incurred as these costs were contemplated at the time of acquisition. In addition, the Company reversed $60 of the lease termination accrual due to a settlement of the lease obligation at a lower cost than was originally estimated.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)



NOTE 3 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     Charges Included In General and Administrative Expenses

     In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                       Three Months Ended               Six Months Ended
                                                  -----------------------------   -----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                      1999            1998            1999            1998
                                                  -------------   -------------   -------------   -------------
   Merger costs and expenses..................... $    (618)      $    (343)      $    (246)      $      486
   Restructuring costs and expenses..............     7,706             516           8,219            2,511
   Information systems accelerated depreciation..        --           1,010              --            2,509
                                                  -------------   -------------   -------------   -------------
   Total......................................... $   7,088       $  1,183        $  7,973        $    5,506
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

     Merger costs and expenses for the three months ended September 30, 1999 included $404 of merger charges expensed as incurred, which primarily related to branch shutdown costs. In addition, the company reversed $1,022 of merger costs and expenses into income, which related to an over accrual for lease termination costs. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the merger plan.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Restructuring Costs and Expenses

     During the three months ended September 30, 1999, management approved and adopted a formal plan to restructure the company ("Plan C"). Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management. Refer to
     Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan. Restructuring costs and expenses for the three months ended September 30, 1999 also included $2,739 of charges that were expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.


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

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $2,717 and $4,242 at September 30, 1999 and June 30, 1999, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W X-Ray, Inc. ("S&W") with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:

                                     Involuntary
                                      Employee         Lease            Branch
                                     Termination    Termination        Shutdown
                                        Costs          Costs            Costs            Total
                                     ------------   -------------   --------------   --------------
    Balance at June 30, 1999         $     154      $     477       $     36         $    667
         Adjustments                        --             --             --               --
         Additions                          --             --             --               --
         Utilized                          (32)           (48)           (36)            (116)
                                     ------------   -------------   --------------   --------------
    Balance at September 30, 1999    $     122      $     429       $      0         $    551
                                     ============   =============   ==============   ==============

     As of September 30, 1999, three employees have been terminated and the remaining four employees are estimated to be terminated by the end of third quarter of fiscal 2000. All of the seven identified distribution facilities had been shut down by September 30, 1999. The lease termination costs will be paid through fiscal 2002.

     Nonsignificant Poolings-of-Interests Business Combination Plans

     The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity for the three months ended September 30, 1999, which related to four nonsignificant pooling-of-interests business combinations completed during fiscal 1999, is as follows:

                                     Involuntary
                                       Employee         Lease           Branch
                                     Termination     Termination       Shutdown
                                        Costs           Costs            Costs            Total
                                     -------------   -------------   --------------   --------------
    Balance at June 30, 1999         $     74        $   1,862       $     26         $   1,962
         Adjustments                       --           (1,022)            --            (1,022)
         Additions                         --               --             --                --
         Utilized                          --              (49)            (1)              (50)
                                     -------------   -------------   --------------   --------------
    Balance at September 30, 1999    $     74         $    791       $     25          $    890
                                     =============   =============   ==============   ==============


     The Imaging Business acquired TriStar Imaging Systems, Inc.("TriStar") in October 1998, and management formalized and adopted an integration plan in April 1999 to integrate the operations of the acquired company. Approximately $800 of the $890 accrued merger costs and expenses at September 30, 1999 relate to this integration plan. During the three months ended September 30, 1999, management negotiated a settlement on two leases which caused actual lease termination costs to be less than management's original estimate. Therefore, an adjustment of ($1,022) was made to the accrual to reflect the change in estimated costs and expenses
     in the  accompanying   condensed   consolidated statement of  operations
     during the three months ended September 30, 1999. Refer to Note 3-Charges Included in General and Administrative Expenses. This integration plan was completed during the second quarter of fiscal 2000 with all facilities being shut down; however, lease termination payments will extend through fiscal 2007.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Nonsignificant Purchase Business Combination Plans

     The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity
     for  the  three   months  ended   September   30,  1999 which related  to
     three nonsignificant purchase business combinations completed during fiscal 1999 is as follows:

                                                    Involuntary
                                                      Employee         Lease
                                     Relocation     Termination     Termination         Branch
                                        Costs          Costs           Costs        Shutdown Costs        Total
                                     ------------   -------------   -------------   ---------------   --------------
    Balance at June 30, 1999         $     87       $    526        $    924        $     76          $  1,613
         Adjustments                       --             --              --              --                --
         Additions                         --             --              --              --                --
         Utilized                          (1)           (92)           (202)            (42)             (337)
                                     ------------   -------------   -------------   ---------------   --------------
    Balance at September 30, 1999    $     86       $    434        $    722        $     34          $  1,276
                                     ============   =============   =============   ===============   ==============


     The Imaging Business acquired Gilbert X-Ray, Inc. in September 1998 and management formalized and adopted two separate integration plans in fiscal 1999 to integrate the operations of the acquired company. Approximately $747 of the $1,276 accrued merger costs and expenses at September 30, 1999 relate to these integration plans. Relocation costs are for five employees of which two had been relocated as of September 30, 1999. Involuntary employee termination costs are costs for twenty-six employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of September 30, 1999, nine employees have been terminated. Management identified eight distribution facilities to be closed in which all operations would be ceased due to duplicative functions, all of which had been shut down by September 30, 1999. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company. Management anticipates these integration plans will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2003.

     In addition, the Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. Approximately $529 of the $1,276 accrued merger costs and expenses at September 30, 1999 relate to this integration plan. As of September 30, 1999, all locations have been shut down and all employees were terminated as a result of the plan. However, lease termination payments will extend through fiscal 2004.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Accrued restructuring costs and expenses related to Plans A and B, classified as accrued expenses in the accompanying consolidated balance sheets, were $2,492 and $3,139 at September 30, 1999 and June 30, 1999, respectively. A summary of the restructuring plan activity for the three months ended September 30, 1999 is as follows:

                                     Involuntary
                                       Employee         Lease           Branch
                                     Termination     Termination       Shutdown
                                        Costs           Costs            Costs            Total
                                     -------------   -------------   --------------   --------------
    Balance at June 30, 1999         $    1,259      $    1,063      $      817       $    3,139
         Adjustments                         --             --              --               --
         Additions                           --             --              --               --
         Utilized                           (98)          (367)           (182)            (647)
                                     -------------   -------------   --------------   --------------
    Balance at September 30, 1999    $    1,161      $     696       $     635        $   2,492
                                     =============   =============   ==============   ==============

     During fiscal 1999, information system programming delays occurred that were not anticipated at the time the integration plan was finalized and adopted by management. As a result, the information system conversion dates for all locations were delayed. The accruals for involuntary employee termination and branch shutdown costs have not been paid in full as of September 30, 1999 because the information system conversion must be completed prior to consolidating distribution facilities. The lease termination costs will be paid through fiscal 2002.

     Plan A

     As of September 30, 1999, all employees were terminated as a result of the plan, with the related severance payments to be made in the third and fourth quarters of fiscal 2000. As of September 30, 1999, all of the locations were merged into existing locations.

     Plan B

     As of September 30, 1999, all of the six locations had been shut down. As of September 30, 1999, all employees were terminated as a result of the plan, with the related severance payments to be made in the third and fourth quarters of fiscal 2000.

     During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and found implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for the GSMS division to Jacksonville, Florida where the corporate offices for the DI and PSS divisions exist. The Company began implementing the restructuring plan during the second quarter of fiscal 2000, which impacted all divisions ("Plan C"). Accrued restructuring costs and expenses related to Plan C were $4,967 at September 30, 1999. A summary of the restructuring plan activity for the three months ended September 30, 1999 is as follows:

                                     Involuntary
                                       Employee         Lease           Branch
                                     Termination     Termination       Shutdown
                                        Costs           Costs            Costs            Total
                                     -------------   -------------   --------------   --------------
    Balance at June 30, 1999         $       0       $       0       $       0        $       0
         Adjustments                        --              --              --               --
         Additions                       2,495             494           1,978            4,967
         Utilized                         (451)           (228)           (962)          (1,641)
                                     -------------   -------------   --------------   --------------
    Balance at September 30, 1999    $   2,044       $     266       $   1,016        $   3,326
                                     =============   =============   ==============   ==============

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


     Plan C


     Plan C involved the shutdown of the Jackson, MS, corporate office of Gulf Soiuth, merging 14 operating locations into existing locations, and eliminating overlapping regional operations and management functions. As of September 30, 1999, 8 locations were merged into existing locations and the Gulf South corporate office had been integrated with the Jacksonville corporate office. The plan also included the termination of approximately 250 employees from operations, administration, and management. As of September 30, 1999, 167 employees were terminated as a result of the plan.


NOTE 5 - COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three and six months ended September 30, 1999 and 1998, as detailed in the following table:

                                                   Three Months Ended             Six Months Ended
                                             -------------------------------------------------------------
                                             September 30,   September 30,   September 30,   September 30,
                                                 1999            1998            1999            1998
                                             -------------   -------------   -------------   -------------

    Net income..........................     $   14,789      $   13,307      $   27,099      $   22,175
                                             =============   =============   =============   =============
    Other comprehensive (expense) income,
      net of tax:
       Foreign   currency    translation
          adjustment....................            304              49              41              79
                                             -------------   -------------   -------------   -------------
    Comprehensive income................     $   15,093      $   13,356      $   27,140      $   22,254
                                             =============   =============   =============   =============

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)



NOTE 6 - EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented:

                                                                 Three Months Ended                 Six Months Ended
                                                            ------------------------------    ------------------------------
                                                            September 30,   September 30,     September 30,   September 30,
                                                                1999            1998              1999            1998
                                                            -------------   --------------    -------------   --------------

    Net income........................................        $14,789            $13,307           $27,099         $22,175
                                                            =============   ==============    =============   ==============
    Earnings per share:
       Basic..........................................       $      0.21      $     0.19        $     0.38      $     0.31
                                                            =============   ==============    =============   ==============
       Diluted........................................       $      0.21      $     0.19        $     0.38      $     0.31
                                                            =============   ==============    =============   ==============

    Weighted average shares outstanding (in thousands):
       Common shares..................................            70,905          70,439            70,889          70,412
       Assumed exercise of stock options and warrants.               224             974               289           1,000
                                                            -------------   --------------    -------------   --------------
       Diluted shares outstanding.....................            71,129          71,413            71,178          71,412
                                                            =============   ==============    =============   ==============

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:

                                                             Three Months Ended              Six Months Ended
                                                       -------------------------------------------------------------
                                                       September 30,   September 30,   September 30,   September 30,
                                                           1999            1998            1999            1998
                                                       -------------   -------------   -------------   -------------
    Net Sales:
       Physician Supply Business                       $   179,716     $   172,480     $   353,147     $   338,335
       Imaging Business                                    172,514         121,496         335,845         235,959
       Long-Term Care Business                              92,089          88,456         184,292         170,953
       Other (a)                                             7,921           4,934          15,675           9,681
                                                       -------------   -------------   -------------   -------------
           Total net sales                             $   452,240     $   387,366     $   888,959     $   754,928
                                                       =============   =============   =============   =============
    Income From Operations:
       Physician Supply Business                       $    12,827     $   12,514      $    24,668     $    22,978
       Imaging Business                                      6,967          5,537           14,405           8,962
       Long-Term Care Business                                (588)         7,396            2,145          12,028
       Other (a)                                              (452)        (2,629)             103          (5,171)
                                                       -------------   -------------   -------------   -------------
           Total income from operations                $    18,754     $   22,818      $    41,321     $    38,797
                                                       =============   =============   =============   =============
    Charges Included in General and
      Administrative Expenses:
       Physician Supply Business                       $     1,218     $      865      $     1,230     $     1,732
       Imaging Business                                      1,492            531            1,814           1,945
       Long-Term Care Business                               3,437           (332)           3,988           1,692
       Other (a)                                               941            119              941             137
                                                       -------------   -------------   -------------   -------------
           Total charges included in general
             and administrative expenses               $     7,088     $    1,183      $     7,973     $     5,506
                                                       =============   =============   =============   =============
    Depreciation:
       Physician Supply Business                       $       996     $     1,640     $     1,981     $     3,766
       Imaging Business                                        866             516           1,551           1,522
       Long-Term Care Business                                 465             288             811             661
       Other (a)                                                35              75             100             175
                                                       -------------   -------------   -------------   -------------
           Total depreciation                          $     2,362     $     2,519     $     4,443     $     6,124
                                                       =============   =============   =============   =============
    Amortization of Intangible and Other Assets:
       Physician Supply Business                       $       545     $       923     $     1,063     $     1,477
       Imaging Business                                      1,431             618           2,697           1,167
       Long-Term Care Business                                 621             495           1,161             859
       Other (a)                                                16              --              96              --
                                                       -------------   -------------   -------------   -------------
           Total amortization of intangible and
                   other assets                        $     2,613     $     2,036     $     5,017     $     3,503
                                                       =============   =============   =============   =============

    Provision for Doubtful Accounts:
       Physician Supply Business                       $       273     $       115     $       266     $       314
       Imaging Business                                        585              59             243             141
       Long-Term Care Business                                 357             307             857             307
       Other (a)                                                 8             239               8             275
                                                       -------------   -------------   -------------   -------------
           Total provision for doubtful accounts       $     1,223     $       720     $     1,374     $     1,037
                                                       =============   =============   =============   =============

    Capital Expenditures:
       Physician Supply Business                       $     3,515     $     4,200     $     5,968     $     5,750
       Imaging Business                                      2,397           2,242           3,680           3,313
       Long-Term Care Business                                 723             559           1,852             815
       Other (a)                                               251              75             533             103
                                                       -------------   -------------   -------------   -------------
           Total capital expenditures                  $     6,886     $     7,076     $    12,033     $     9,981
                                                       =============   =============   =============   =============

                                                       September 30,        April 2,
                                                           1999               1999
    Assets:
       Physician Supply Business                       $   250,757     $   236,452
       Imaging Business                                    332,578         277,250
       Long-Term Care Business                             195,695         174,868
       Other (a)                                            55,810          54,811
                                                       -------------   -------------
           Total assets                                $   834,840     $   743,381
                                                       =============   =============

    (a) Other includes the holding company and the international subsidiaries.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS SEPTEMBER 30, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

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

     A series of related, putative securities class actions were filed against PSS and two officers beginning on or about March 22, 1999. The allegations are based on PSS' announcement that the SEC was reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions were consolidated by Order dated July 28, 1999. The plaintiffs have voluntarily dismissed those actions without prejudice, subject to approval by the Court.

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

ITEM 2.                 PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 105 service centers to customers in all 50 states and three European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

     The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 54 medical supply distribution service centers with approximately 737 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

     The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 35 imaging distribution service centers with approximately 750 service specialists and 220 sales representatives ("Imaging Business") serving over 16,000 customer sites in 42 states. The Imaging Business' primary market is the approximately 10,000 hospitals and other alternate-site imaging companies operating approximately 40,000 office sites throughout the United States.

     Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 13 distribution service centers with approximately 141 sales representatives ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 17,000 long-term care facilities.

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

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 34.7% of the Long-Term Care Business revenues for the three months ended September 30, 1999 represented sales to its top five customers. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.


RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and six months ended September 30, 1999 and 1998. The accompanying financial statements give retroactive effect to the mergers with various acquired companies previously accounted for as immaterial pooling-of-interests transactions (the "Pooled Entities"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS and the Pooled Entities had operated as one entity since inception.


THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 VersUs three AND SIX months ended SEPTEMBER 30, 1998

     Net Sales. Net sales for the three months ended September 30, 1999 totaled $452.2 million, an increase of $64.8 million, or 16.7%, over the three months ended September 30, 1998 total of $387.4 million. Net sales for the six months ended September 30, 1999 totaled $889.0 million, an increase of $134.1 million, or 17.8%, over the six months ended September 30, 1998 total of $754.9 million. The increase in sales can be attributed to (i) net sales from the acquisition of companies during fiscal years 1999 and 2000 accounted for as purchases; (ii) internal sales growth of centers operating at least two years; (iii) the Company's focus on diagnostic equipment sales; and (iv) incremental sales generated in connection with exclusive and semi-exclusive vendor relationships.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Net sales contributed from acquisitions completed during the three months ended September 30, 1999 totaled approximately $4.8 million and $0.8 million for the Imaging and Physician Supply Businesses, respectively. In addition, an Imaging Business acquisition completed during the three months ended September 30, 1998 provided approximately $16.7 million in additional incremental sales to the three months ended
     September 30, 1999 results.

     Gross Profit. Gross profit for the three months ended September 30, 1999 totaled $124.1 million, an increase of $19.2 million, or 18.3%, over the three months September 30, 1998 total of $104.9 million. Gross profit for the six months ended September 30, 1999 totaled $240.6 million, an increase of $38.5 million, or 19.1%, over the six months ended September 30, 1998
     total of $202.1  million.   The  increase  in  gross  profit  dollars  is
     primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 27.4% and 27.1% for the three months ended September 30, 1999 and 1998, respectively, and 27.1% and 26.8% for the six months ended September 30, 1999 and 1998, respectively. Although there has been considerable gross margin pressure from several industry environmental factors, as well as internal pressure from an increasing mix of Imaging Business revenues at lower margins, the Company has successfully maintained its overall gross margins. The increase in gross margin as a percentage of sales is attributable to (i) an increase in the sales mix of higher margin diagnostic equipment and service,
     (ii) an  increase  in sales of higher margin  private label  products,
     (iii) the effect of negotiated lower product purchasing costs which resulted, and (iv) the elimination of lower margin acquired Imaging Business revenues. This is offset by the expansion of imaging revenues with lower gross profit margins and lower sequential margins in the Long-Term Care Business.





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

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1999 totaled $69.0 million, an increase of $16.7 million, or 31.9%, from the three months ended September 30, 1998 total of $52.3 million. General and administrative expenses as a percentage of net sales increased to 15.3% from 13.5% for the comparable prior year period. General and administrative expenses for the six months ended September 30, 1999 totaled $128.5 million, an increase of $21.7 million, or 20.3%, from the six months ended September 30, 1998 total of $106.8 million. General and administrative expenses as a percentage of net sales increased to 14.5% from 14.2% for the comparable prior year period. The increase in general and administrative expenses as a percentage of net sales was primarily a result of restructuring costs and expenses recorded during the three months ended September 30, 1999.

     In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                           Three Months Ended              Six Months Ended
                                                    -----------------------------   -----------------------------
                                                    September 30,   September 30,   September 30,   September 30,
                                                        1999            1998            1999            1998
                                                    -------------   -------------   -------------   -------------
     Merger costs and expenses....................  $    (618)      $     (343)     $     (246)     $      486
     Restructuring costs and expenses.............      7,706              516           8,219           2,511
     Information systems accelerated depreciation.         --            1,010              --           2,509
                                                    -------------   -------------   -------------   -------------
     Total charges................................  $   7,088       $    1,183      $    7,973      $    5,506
                                                    =============   =============   =============   =============

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Merger Costs and Expenses

     Merger costs and expenses for the three months ended September 30, 1999 included $404 of merger charges expensed as incurred, which primarily related to branch shutdown costs. In addition, the company reversed $1,022 of merger costs and expenses into income, which related to an over accrual for lease termination from Tristar's merger plan. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the merger plan.

     Merger costs and expenses for the three months ended September 30, 1998 included $434 of charges for merger costs expensed as incurred, which relate to direct transaction costs from the merger with TriStar. In addition, the Company reversed $777 of accrued merger costs and expenses into income, which related to direct transaction costs in connection with the Gulf South merger. Due to subsequent negotiations and in an agreement between the Company and its service provider, actual costs paid were less than originally estimated, billed, and recorded resulting in the reversal.

     Restructuring Costs and Expenses

     During the three months ended September 30, 1999, management approved and adopted a formal plan to restructure the company ("Plan C"). Accordingly, the Company recorded restructuring costs and expenses of $4,031 at the commitment date of the restructuring plan adopted by management. Refer to
     Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan. Restructuring costs and expenses for the three months ended September 30, 1999 also included $3,675 of charges for restructuring costs expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

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

     Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to a range of 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. For the three and six months ended September 30, 1998, $1,011 and $2,509, respectively, represent the incremental impact on depreciation expense resulting from management's decision to replace its information systems.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Selling Expenses. Selling expenses for the three months ended September 30, 1999 totaled $36.4 million, an increase of $6.6 million, or 22.1 %, over the three months ended September 30, 1998 total of $29.8 million. Selling expense as a percentage of net sales was approximately 8.1% and 7.7% for the three months ended September 30, 1999 and 1998, respectively. Selling expenses for the six months ended September 30, 1999 totaled $70.8 million, an increase of $14.3 million, or 25.3%, over the six months ended September 30, 1998 total of $56.5 million. Selling expense as a percentage of net sales was approximately 8.0% and 7.5% for the six months ended September 30, 1999 and 1998, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales. During the later part of fiscal 1999, sales commissions as a percent of net sales increased due (i) to the addition of new sales representatives which are currently paid salary but in the future will convert to a variable commission to increase or replace existing low performance sales representatives, (ii) acquisition of sales representatives at the Imaging Business that are in transition to the Company's commission plan, and (iii) the short-term impact of the Long-Term Care Business changing of its compensation plan for its sales representatives.

     Operating Income. Operating income for the three months ended September 30, 1999 totaled $18.8 million, a decrease of $4.0 million, or 17.5%, over the three months ended September 30, 1998 total of $22.8 million. As a percentage of net sales, operating income decreased to 4.1% from 5.9% from the comparable prior year period. Operating income for the six months ended September 30, 1999 totaled $41.3 million, an increase of $2.5 million, or 6.4%, over the six months ended September 30, 1998 total of $38.8 million. As a percentage of net sales, operating income decreased to 4.6% from 5.1% from the comparable prior year period. As discussed in the analysis of general and administrative expenses, the three and six months ended September 30, 1999 operating results include higher levels of operating charges related to merger activity, restructuring costs and expenses, compared to the three and six months ended September 30, 1998. Excluding merger and restructuring costs and expenses, operating income improved due to increased gross profit as a percentage of sales offset by additional expenses.

     Interest Expense. Interest expense for the three months ended September 30, 1999 totaled $2.9 million, an decrease of $0.1 million, or 3.3%, over the three months ended September 30, 1998 total of $3.0 million. Interest expense for the six months ended September 30, 1999 totaled $6.4 million, an increase of $0.3 million, or 4.9%, over the six months ended September 30, 1998 total of $6.1 million.

     Interest and Investment Income. Interest and investment income for the three months ended September 30, 1999 totaled $0.5 million, a decrease of $0.9 million, or 64.3%, over the three months ended September 30, 1998 total of $1.4 million. Interest and investment income for the six months ended September 30, 1999 totaled $0.9 million, a decrease of $2.2 million, or 71.0%, over the six months ended September 30, 1998 total of $3.1 million. These decreases primarily resulted from lower levels of invested capital due to the use of cash and investments to fund capital expenditures and business acquisitions during fiscal 1999.

     Other Income. Other income for the three months ended September 30, 1999 totaled $8.3 million, an increase of $7.0 million, or 538.5%, over the three months ended September 30, 1998 total of $1.3 million. Other income for the six months ended September 30, 1999 totaled $9.7 million, an increase of $7.7 million, or 385.0%, over the six months ended September 30, 1998 total of $2.0 million. Normally, other income primarily consists of finance charges on customer accounts and financing performance incentives. Included in other income for the three months ended
     September 30, 1999, was approximately $6.5 million relating to a favorable medical x-ray film antitrust settlement claim.

     Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 1999 totaled $9.9 million, an increase of $0.8 million, or 8.8%, over the three months ended September 30, 1998 total of $9.1 million.  The  effective  income tax rate was 40.0% and 40.7% for the three months ended September 30, 1999 and 1998, respectively. Provision for income taxes for six months ended September 30, 1999 totaled $18.5 million, an increase of $2.8 million, or 17.8%, over the six months ended September 30, 1998 total of $15.7 million. The effective income tax rate was 40.5% and 41.4% for the six months ended September 30, 1999 and 1998, respectively. The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Net Income. Net income for the three months ended September 30, 1999 totaled $14.8 million, an increase of $1.5 million, or 11.3%, over the three months ended September 30, 1998 total of $13.3 million. As a percentage of net sales, net income decreased to 3.3% from 3.4% for the comparable prior year period primarily due to the factors described above. Net income for the six months ended September 30, 1999 totaled $27.1 million, an increase of $4.9 million, or 22.1%, over the six months ended September 30, 1998 total of $22.2 million. As a percentage of net sales, net income increased to 3.0% from 2.9% for the comparable prior year period primarily due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

     Net cash provided by (used in) operating activities was $18.4 million and ($15.2) million for the six months ended September 30, 1999 and 1998, respectively. The increase in fiscal 1999 operating cash flow over prior years was primarily attributable to: (i) an increase in net income for the period, (ii) a reduction in cash paid for merger and restructuring expenses established as accruals and payables in the current and prior years,
     (iii) a reduction in accounts receivable growth from acquisitions, (iv) reduced inventory levels, and the completion of working capital requirements of the best practices and distribution upgrades at Gulf South.

     Net cash used in investing activities was ($54.1) million and ($2.5) million for the three months ended September 30, 1999 and 1998, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures. Cash flows from investing activities for the six months ended June 30, 1998, include approximately $53.3 million of net proceeds from sales and maturities of marketable securities. The increase in capital expenditures in fiscal years 1999 and 2000 over prior fiscal years is primarily attributable to new computer systems being implemented across all the Company's divisions.

     Net cash provided by (used in) financing activities was $30.5 million and ($3.3) million for the six months ended September 30, 1999 and 1998, respectively. During the six months ended September 30, 1999, the Company borrowed $33.5 million from its revolving credit facility to fund business acquisitions.

     The Company had working capital of $377.1 million and $356.6 million as of September 30, 1999 and April 2, 1999, respectively. Accounts receivable, net of allowances, were $303.0 million and $273.0 million at September 30, 1999 and April 2, 1999, respectively. The average number of days sales in accounts receivable outstanding was approximately 58.3 and 56.0 days for the six months ended September 30, 1999 (annualized) and the year ended April 2, 1999, respectively. For the six months ended September 30, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized days sales in accounts receivable of approximately 57.3, 51.7, and 71.4 days, respectively.

     Inventories were $157.2 million and $153.6 million as of September 30, 1999 and April 2, 1999, respectively. The Company had inventory turnover of 8.3x and 8.1x times for the six months ended September 30, 1999 (annualized) and the year ended April 2, 1999, respectively. For the six months ended September 30, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 8.0x, 8.5x, and 8.7x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     The following table presents EBITDA and other financial data for the three and six months ended September 30, 1999 and 1998 (in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                              -----------------------------   -----------------------------
                                                              September 30,   September 30,   September 30,   September 30,
                                                                  1999            1998            1999            1998
                                                              -------------   -------------   -------------   -------------
Other Financial Data:
   Income before provision for income taxes                   $     24,663    $     22,433    $    45,560     $    37,829
   Plus:  Interest Expense                                           2,862           3,040          6,373           6,133
                                                              -------------   -------------   -------------   -------------
   EBIT (a)                                                         27,525          25,473         51,933          43,962
   Plus:  Depreciation and amortization                              4,975           6,116          9,460           9,627
                                                              -------------   -------------   -------------   -------------
   EBITDA (b)                                                       32,500          31,589         61,393          53,589
   Unusual Charges Included in Continuing Operations (h)             7,088             173          7,973           2,997
   Cash Paid For Unusual Charges Included in Continuing
        Operations                                                  (5,662)         (8,604)        (9,046)        (12,998)
                                                              -------------   -------------   -------------   -------------
   Adjusted EBITDA (c)                                        $     33,926    $     23,158    $    60,320     $    43,588

   EBITDA Coverage (d)                                                11.4x           10.4x           9.6x            8.7x
   EBITDA Margin (e)                                                   7.2%            8.2%           6.9%            7.1%
   Adjusted EBITDA Coverage (f)                                       11.9x            7.6x           9.5x            7.1x
   Adjusted EBITDA Margin (g)                                          7.5%            6.0%           6.8%            5.8%

   Cash provided by (used in) operating activities                                            $      18.4     $     (15.2)
   Cash used in by investing activities                                                             (54.1)           (2.5)
   Cash provided by (used in) financing activities                                                   30.5            (3.3)


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

(h) The three and six months ended September 30, 1998 excludes $1,010 and $2,509, respectively, of information systems accelerated depreciation.

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

     The Company was in compliance with the debt covenants under the Notes and credit facility as of September 30, 1999.

     As of September 30, 1999, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1999, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate plus 0.25% (8.50% at September 30, 1999) or LIBOR plus 1.25% (6.86% at September 30,
     1999).

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

     Company's Year 2000 Program and Systems

     The Company has developed, and implemented, a Year 2000 program to address both information technology ("IT") and non-IT systems. The Company's business applications reside on a group of mini computers, servers and personal computers. The Company also uses laptop computers that serve as sales force and service technician automation tools. The Company's IT systems include computer and data network hardware, internally developed software, and software purchased or licensed from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications and warehouse equipment. The Company initiated a Year 2000 compliance program during May 1998, and the progress of this program has been communicated regularly to the Audit Committee of the Company's Board of Directors. The Company's approach to address the Year 2000 compliance program includes the following phases: inventory, assessment, planning, remediation, testing, and implementation, third party risk management, and business continuity planning.

     Company's State of Year 2000 Readiness

     The Company believes that its existing systems are substantially Year 2000 compliant, except that the Company lacks sufficient information to determine the Year 2000 status of recently acquired companies. Acquisitions have continued, and recently acquired companies have either been tested for compliance or are scheduled to be converted to the Company's substantially compliant systems before the end of 1999. The conversions of these acquisitions have been progressing as scheduled, however the Company will monitor the progress of these conversions and exercise alternatives to conversion as necessary. The Company substantially completed inventory, assessment, and plans for remediation of its critical IT systems during the quarter ended December 1998. Remediation and testing of these critical systems included upgrading, replacing, or modifying non-compliant components, and was substantially completed during the quarter ended March 1999. Implementation of these remediation efforts is now substantially complete, and has been substantially complete since the quarter ended June 1999. As a precaution against possible errors or omissions to our remediation efforts, the Company tested substantially all systems, critical and non-critical. These tests were substantially completed in the quarter ended September 1999.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     As stated above, recent acquisitions of companies by the Imaging Business have added to our remediation efforts. The Company does not fully know the state of Year 2000 readiness of the most recently acquired companies. As a result, three acquired service centers are targeted to be integrated into the imaging division's distribution IT system as branches prior to the end of 1999, and three are targeted for integration early in the year 2000. Two of the service centers targeted for 2000, have been tested for compliance, the third is an anticipated acquisition that is scheduled for testing once the acquisition is complete. Currently, the Imaging Business has 31 of 36 service centers and its corporate location systems converted to its new system, which the Company believes is Year 2000 compliant. The conversion of these acquisitions have progressed as scheduled. The number of acquisitions to convert to the imaging division's distribution system has not decreased significantly because new acquisitions have kept pace with conversions. The progress of these integrations will continue to be closely monitored, the Year 2000 readiness of these branches will be assessed, and contingency plans will be modified accordingly.

     The Company has completed an inventory and assessment of its non-critical IT and all non-IT systems. Remediation efforts of non-critical systems have included the development and implementation of ICONWeb, a new enhanced version of the Physician Supply Business sales force automation software, and the remediation of the Accuscan software that Gulf South provides its customers to monitor and order inventory. The new ICONWeb software, which includes enhanced functionality, has been successfully implemented at 18 of 52 branches, and is targeted for complete implementation by mid December 1999. Remediated software has been implemented for the customers currently using Accuscan. The Company has substantially completed inventories, assessments, planning , remediation, and testing of all other non-critical IT and all non-IT systems.

     Costs for Company's Year 2000 Program

     The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition or results of operations. Since initiation of its program in calendar year 1998, the Company has expensed approximately $1.3 million on a worldwide basis in costs on a pretax basis to address its Year 2000 readiness issues. These expenditures include information system replacement and embedded technology upgrade costs of $0.4 million, supplier and customer compliance costs of $0.1 million, and all other costs of $0.8 million. The Company currently estimates that the total of such costs for addressing its internal Year 2000 readiness, on a worldwide basis, will approximate $1.7 million in the aggregate on a pretax basis. These costs are being expensed as they are incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and equipment and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. All costs are being funded through operating cash flows. No projects material to the financial condition, or results of operations of the Company have been deferred or delayed as a result of the Year 2000 program. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time has not been specifically quantified. As reported previously, concurrent with the Year 2000 modifications and upgrades to existing systems, the Company is currently replacing a majority of its internal information systems hardware and software with new systems ("New Systems") that the Company believes are Year 2000 compliant. The aforementioned amounts specifically exclude the costs associated with the implementations, but not the testing of these "New Systems" which are being installed primarily to integrate operations and achieve additional information technology functionality.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

     Both internal and external resources are being used to identify, correct and test the Company's systems for Year 2000 compliance. A Year 2000 program manager has been assigned to coordinate the Company's Year 2000 compliance program at all of the Company's divisions. To assist the Company in meeting its Year 2000 responsibilities, the Company has contracted with external consultants specializing in Year 2000 readiness assessments. The goal of these consultants was to assist the Company in evaluating the Year 2000 programs, processes and progress of its U.S. divisions, and to help identify any remaining areas of effort advisable. The Company's original cost estimates for testing, third party Year 2000 risks, and contingency planning were revised as a result of the consultant's independent assessment of the scope of the Company's program. These consultants will be engaged through the end of calendar year 1999. The Company's Year 2000 efforts will be assessed and reported to executive management as part of this ongoing engagement. In addition, the Company has engaged its attorneys and other outside consultants to assist or examine selected critical areas. The Company has consulted insurance professionals and has explored possible mitigation of Year 2000 risks through purchasing insurance. Budgeted costs for these ongoing engagements are estimated at $0.8 million and are included in the total costs estimates above. With respect to non-IT system issues, the Company is unable to estimate its remediation costs since it does not have available information upon which to measure the cost of Year 2000 compliance in this area. While the total costs to become Year 2000 compliant in the non-IT system area are not known at this time, management does not believe that such costs will have a material adverse effect on the business, financial position, or results of operations of the Company.

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

     Other Year 2000 Risks and Contingency Planing

     Management of the Company believes that its Year 2000 compliance program will be effective in avoiding significant adverse consequences due to Year 2000 problems with its systems. The Company has, however, begun mitigating identified risks, and is developing contingency plans to address situations that may arise where the Company's systems or third party systems experience Year 2000 problems. As part of this effort, the Company has been assessing the viability of its entire supply chain and is developing contingency plans to provide alternatives in the event Year 2000 related issues arise. Current contingency alternatives center on human resource issues, substitute sources of utilities, inventory management, and the development of a rapid response capability and a monitoring process for critical communications during the transition into the Year 2000. The Company is developing and executing employee awareness plans to assist with the implementation of the Company's Year 2000 efforts. The Company has alerted customers of their need to address Year 2000 problems, specifically their need to address risks associated with non-compliant IT and non-IT equipment that they may have been or are relying on. If the Company were to experience significant Year 2000 problems due to a failure in its systems or a third party's systems, the Company would revert to interim manual methods of conducting business. In developing contingency plans, the Company will be prioritizing its systems and affected operations, and developing emergency measures to address potential systems failures that could significantly affect the Company's business operations. Likewise, the Company's contingency plans will address Year 2000 risks associated with Year 2000 potential failures experienced by third parties. Additionally, the Company is in the process of updating its information technology disaster recovery plan to include Year 2000 contingencies that may arise.

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

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


     A series of related, putative securities class actions were filed against PSS and two officers in the United States District Court for the Middle District of Florida, Jacksonville Division, beginning on or about March 22, 1999 seeking to recover indeterminate damages, interest, costs and attorneys' fees for a class of stock purchasers between June 16, 1998 and March 10, 1999. The claims are based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 and "control person" liability arising out of PSS' announcement that the SEC was reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling of interest accounting method. The actions were consolidated by Order dated July 28, 1999 and are styled Panopoulos v. PSS World Medical, Inc. et al., Consolidated Case No. 99-268-civ-J-21B. The plaintiffs have voluntarily dismissed those actions without prejudice, subject to approval by the court.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     (a)      Not applicable.
     (b)      Not applicable.
     (c)      Not applicable.
     (d)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company's shareholders was held on September 15, 1999.

     (a) The following persons were elected to serve as Class III directors for a three-year term and received the number of votes as set opposite their names:

                Name                    For                         Withheld

Hugh M. Brown                        55,727,606                    1,615,421

Donna C.E. Williamson                55,732,116                    1,610,911

Charles R. Scott                     55,706,625                    1,636,402


     (b) The following are the results of the vote on the proposal to approve the Company's 1999 Long-Term Incentive Plan:

                For                   Against                        Abstain

            444,667,449              12,180,917                      494,661

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                                   Description

3.1 Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(12)
3.2  Amended and Restated Bylaws dated March 15, 1994.(1)
4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)
4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salomon Brothers Inc. and NationsBanc Montgomery Securities, Inc.(2)
4.3 Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
4.4 Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
4.5 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(11)
10.1 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, LP, dated as of March 16, 1994.(3)
10.2 Employment Agreement for Patrick C. Kelly.(14)
10.3 Incentive Stock Option Plan dated May 14, 1986.(3)
10.4 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood, Santioni and Dunaway.(3)
10.5 Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
10.6 Shareholders Agreement between the Company and John D. Barrow.(3)
10.7 Amended and Restated Directors Stock Plan.(7)
10.8 Amended and Restated 1994 Long-Term Incentive Plan.(7)
10.9 Amended and Restated 1994 Long-Term Stock Plan.(7)
10.10 1994 Employee Stock Purchase Plan.(4)
10.11 1994 Amended Incentive Stock Option Plan.(3)
10.12 PSS World Medical, Inc. 1999 Long-Term Incentive Plan
10.13 Distributorship Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(Portions omitted as confidential--Separately filed with Commission).(5)
10.14 Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(5)

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


     (b) Reports on Form 8-K

         None.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.


                                                  PSS WORLD MEDICAL, INC.


                                                       /s/ DAVID A. SMITH
                                                   ----------------------------
                                                   David A. Smith
                                                   Executive Vice President and
                                                   Chief Financial Officer

                             PSS WORLD MEDICAL, INC.
                          1999 LONG-TERM INCENTIVE PLAN

                                    ARTICLE 1
                                     PURPOSE

         1.1 GENERAL. The purpose of the PSS World Medical, Inc. 1999 Long-Term Incentive Plan (the "Plan") is to promote the success, and enhance the value, of PSS World Medical, Inc. (the "Company"), by linking the personal interests of its employees, officers and directors to those of the Company's shareholders and by providing its employees, officers and directors with an incentive for outstanding performance. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract, and retain the services of employees, officers and directors upon whose judgment, interest, and special effort the successful conduct of the Company's operation is largely dependent. Accordingly, the Plan permits the grant of incentive awards from time to time to selected employees, officers and directors.

                                    ARTICLE 2
                                 EFFECTIVE DATE

         2.1 EFFECTIVE DATE. The Plan shall be effective as of the date upon which it shall be approved by the shareholders of the Company (the "Effective Date").

                                    ARTICLE 3
                                   DEFINITIONS

         3.1 DEFINITIONS. When a word or phrase appears in this Plan with the initial letter capitalized, and the word or phrase does not commence a sentence, the word or phrase shall generally be given the meaning ascribed to it in this Section or in Section 1.1 unless a clearly different meaning is required by the context. The following words and phrases shall have the following meanings:

                  (a) "Award" means any Option, Stock Appreciation Right, Restricted Stock Award, Performance Unit Award, Dividend Equivalent Award, or Other Stock-Based Award, or any other right or interest relating to Stock or cash, granted to a Participant under the Plan.

                  (b) "Award Agreement" means any written agreement, contract, or other instrument or document evidencing an Award.

                  (c) "Board" means the Board of Directors of the Company.

                  (d) "Change in Control" means and includes each of the following:

                           (i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change of Control: (A) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (B) any acquisition by any corporation pursuant to a transaction which complies with clauses
         (A), (B) and (C) of subsection (iii) of this definition; or

                           (ii)  Individuals  who,  as of  the  Effective  Date,
         constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

                           (iii) Consummation of a reorganization, merger, share
         exchange  or  consolidation  or sale  or  other  disposition  of all or
         substantially   all  of  the  assets  of  the   Company  (a   "Business
         Combination"), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 80% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting
         Securities, as the case may be, (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 30% or more of the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination.

                  (e) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

                  (f) "Committee" means the committee of the Board described in Article 4.

                  (g) "Company" means PSS World Medical, Inc., a Florida corporation.

                  (h) "Covered Employee" means a covered employee as defined in Code Section 162(m)(3).

                  (i) "Disability" shall have the meaning provided in the Company's applicable disability plan or, in the absence of such a definition, shall mean any illness or other physical or mental condition of a Participant that renders the Participant incapable of performing his customary and usual duties for the Company, or any medically determinable illness or other physical or mental condition resulting from a bodily injury, disease or mental disorder which, in the judgment of the Committee, is permanent and continuous in nature. The Committee may require such medical or other evidence as it deems necessary to judge the nature and permanency of the Participant's condition. Notwithstanding the above, with respect to an Incentive Stock Option, Disability shall mean Permanent and Total Disability as defined in Section 22(e)(3) of the Code.

                  (j)  "Dividend   Equivalent"   means  a  right  granted  to  a
         Participant under Article 11.

                  (k) "Effective Date" has the meaning assigned such term in Section 2.1.

                  (l) "Fair Market Value", on any date, means (i) if the Stock is listed on a securities exchange or is traded over the Nasdaq National Market, the closing price of the shares of Common Stock on such date on such exchange or over such system on such date or, in the absence of reported sales on such date, the closing price on the immediately preceding date on which sales were reported, or (ii) if the Stock is not listed on a securities exchange or traded over the Nasdaq National Market, the mean between the bid and offered prices as quoted by Nasdaq for such date, provided that if it is determined that the fair market value is not properly reflected by such Nasdaq quotations, Fair Market Value will be determined by such other method as the Committee determines in good faith to be reasonable.

                  (m) "Incentive Stock Option" means an Option that is intended to meet the requirements of Section 422 of the Code or any successor provision thereto.

                  (n) "Non-Qualified Stock Option" means an Option that is not an Incentive Stock Option.

                  (o)  "Option"  means a right  granted to a  Participant  under
         Article 7 of the Plan to purchase Stock at a specified price during specified time periods. An Option may be either an Incentive Stock Option or a Non-Qualified Stock Option.

                  (p) "Other Stock-Based Award" means a right, granted to a Participant under Article 12, that relates to or is valued by reference to Stock or other Awards relating to Stock.

                  (q) "Parent" means a corporation which owns or beneficially owns a majority of the outstanding voting stock or voting power of the Company. For Incentive Stock Options, the term shall have the same meaning as set forth in Code Section 424(e).

                  (r) "Participant" means a person who, as an employee, officer or director of the Company or any Parent or Subsidiary, has been granted an Award under the Plan.

                  (s) "Performance Unit" means a right granted to a Participant under Article 9, to receive cash, Stock, or other Awards, the payment of which is contingent upon achieving certain performance goals established by the Committee.

                  (t) "Plan" means the PSS World Medical, Inc. 1999 Long-Term Incentive Plan, as amended from time to time.

                  (u)  "Restricted   Stock  Award"  means  Stock  granted  to  a
         Participant under Article 10 that is subject to certain restrictions and to risk of forfeiture.

                  (v) "Retirement" means a Participant's termination of employment with the Company, Parent or Subsidiary after attaining any normal or early retirement age specified in any pension, profit sharing or other retirement program sponsored by the Company, or, in the event of the inapplicability thereof with respect to the person in question, as determined by the Committee in its reasonable judgment.

                  (w) "Stock" means the $0.01 par value common stock of the Company and such other securities of the Company as may be substituted for Stock pursuant to Article 14.

                  (x) "Stock Appreciation Right" or "SAR" means a right granted to a Participant under Article 8 to receive a payment equal to the difference between the Fair Market Value of a share of Stock as of the date of exercise of the SAR over the grant price of the SAR, all as determined pursuant to Article 8.

                  (y) "Subsidiary" means any corporation, limited liability company, partnership or other entity of which a majority of the outstanding voting stock or voting power is beneficially owned directly or indirectly by the Company. For Incentive Stock Options, the term shall have the meaning set forth in Code Section 424(f).

                  (z) "1933 Act" means the Securities Act of 1933, as amended from time to time.

                  (aa)"1934 Act" means the Securities Exchange Act of 1934, as amended from time to time.

                                    ARTICLE 4
                                 ADMINISTRATION

         4.1  COMMITTEE.  The Plan shall be  administered  by a  committee  (the
"Committee") appointed by the Board (which Committee shall consist of two or more directors) or, at the discretion of the Board from time to time, the Plan may be administered by the Board. It is intended that the directors appointed to serve on the Committee shall be "non-employee directors" (within the meaning of Rule 16b-3 promulgated under the 1934 Act) and "outside directors" (within the meaning of Code Section 162(m) and the regulations thereunder). However, the mere fact that a Committee member shall fail to qualify under either of the foregoing requirements shall not invalidate any Award made by the Committee which Award is otherwise validly made under the Plan. The members of the Committee shall be appointed by, and may be changed at any time and from time to time in the discretion of, the Board. During any time that the Board is acting as administrator of the Plan, it shall have all the powers of the Committee hereunder, and any reference herein to the Committee (other than in this Section 4.1) shall include the Board.

         4.2 ACTION BY THE COMMITTEE. For purposes of administering the Plan, the following rules of procedure shall govern the Committee. A majority of the Committee shall constitute a quorum. The acts of a majority of the members present at any meeting at which a quorum is present, and acts approved unanimously in writing by the members of the Committee in lieu of a meeting, shall be deemed the acts of the Committee. Each member of the Committee is entitled to, in good faith, rely or act upon any report or other information furnished to that member by any officer or other employee of the Company or any Parent or Subsidiary, the Company's independent certified public accountants, or any executive compensation consultant or other professional retained by the Company to assist in the administration of the Plan.

         4.3 AUTHORITY OF COMMITTEE. The Committee has the exclusive power, authority and discretion to:

                  (a)  Designate Participants;

                  (b) Determine the type or types of Awards to be granted to each Participant;

                  (c) Determine the number of Awards to be granted and the number of shares of Stock to which an Award will relate;

                  (d) Determine the terms and conditions of any Award granted under the Plan, including but not limited to, the exercise price, grant price, or purchase price, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof, based in each case on such considerations as the Committee in its sole discretion determines;

                  (e) Accelerate the vesting or lapse of restrictions of any outstanding Award, based in each case on such considerations as the Committee in its sole discretion determines;

                  (f) Determine whether, to what extent, and under what circumstances an Award may be settled in, or the exercise price of an Award may be paid in, cash, Stock, other Awards, or other property, or an Award may be canceled, forfeited, or surrendered;

                  (g) Prescribe the form of each Award Agreement, which need not be identical for each Participant;

                  (h) Decide all other matters that must be determined in connection with an Award;

                  (i) Establish, adopt or revise any rules and regulations as it may deem necessary or advisable to administer the Plan;

                  (j) Make all other decisions and determinations that may be required under the Plan or as the Committee deems necessary or advisable to administer the Plan; and

                  (k)  Amend the Plan or any Award Agreement as provided herein.


         4.4. DECISIONS BINDING. The Committee's interpretation of the Plan, any Awards granted under the Plan, any Award Agreement and all decisions and determinations by the Committee with respect to the Plan are final, binding, and conclusive on all parties.

                                    ARTICLE 5
                           SHARES SUBJECT TO THE PLAN

         5.1. NUMBER OF SHARES. Subject to adjustment as provided in Section 14.1, the aggregate number of shares of Stock reserved and available for Awards or which may be used to provide a basis of measurement for or to determine the value of an Award (such as with a Stock Appreciation Right or Performance Unit Award) shall be 2,270,000, of which not more than 33% may be granted as Awards of Restricted Stock or unrestricted Stock Awards.

         5.2. LAPSED AWARDS. To the extent that an Award is canceled, terminates, expires or lapses for any reason, any shares of Stock subject to the Award will again be available for the grant of an Award under the Plan and shares subject to SARs or other Awards settled in cash will be available for the grant of an Award under the Plan.

         5.3. STOCK DISTRIBUTED. Any Stock distributed pursuant to an Award may consist, in whole or in part, of authorized and unissued Stock, treasury Stock or Stock purchased on the open market.

         5.4. LIMITATION ON AWARDS. Notwithstanding any provision in the Plan to the contrary (but subject to adjustment as provided in Section 14.1), the maximum number of shares of Stock with respect to one or more Options and/or SARs that may be granted during any one calendar year under the Plan to any one Participant shall be 200,000. The maximum fair market value (measured as of the date of grant) of any Awards other than Options and SARs that may be received by any one Participant (less any consideration paid by the Participant for such Award) during any one calendar year under the Plan shall be $3,000,000.

                                    ARTICLE 6
                                   ELIGIBILITY

         6.1. GENERAL. Awards may be granted only to individuals who are employees, officers, directors of the Company or a Parent or Subsidiary.

                                    ARTICLE 7
                                  STOCK OPTIONS

         7.1. GENERAL. The Committee is authorized to grant Options to Participants on the following terms and conditions:

                  (a) EXERCISE PRICE. The exercise price per share of Stock under an Option shall be determined by the Committee, provided that the exercise price for any Option shall not be less than the Fair Market Value as of the date of the grant.

                  (b) TIME AND CONDITIONS OF EXERCISE. The Committee shall determine the time or times at which an Option may be exercised in whole or in part. The Committee also shall determine the performance or other conditions, if any, that must be satisfied before all or part of an Option may be exercised. The Committee may waive any exercise provisions at any time in whole or in part based upon factors as the Committee may determine in its sole discretion so that the Option becomes exerciseable at an earlier date.

                  (c) PAYMENT. The Committee shall determine the methods by which the exercise price of an Option may be paid, the form of payment, including, without limitation, cash, shares of Stock, or other property (including "cashless exercise" arrangements), and the methods by which shares of Stock shall be delivered or deemed to be delivered to Participants; provided, however, that if shares of Stock are used to pay the exercise price of an Option, such shares must have been held by the Participant for at least six months.

                  (d) EVIDENCE OF GRANT. All Options shall be evidenced by a written Award Agreement between the Company and the Participant. The Award Agreement shall include such provisions, not inconsistent with the Plan, as may be specified by the Committee.

         7.2. INCENTIVE STOCK OPTIONS. The terms of any Incentive Stock Options granted under the Plan must comply with the following additional rules:

                  (a) EXERCISE PRICE. The exercise price per share of Stock shall be set by the Committee, provided that the exercise price for any Incentive Stock Option shall not be less than the Fair Market Value as of the date of the grant.

                  (b) EXERCISE. In no event may any Incentive Stock Option be exercisable for more than ten years from the date of its grant.

                  (c) LAPSE OF OPTION. An Incentive Stock Option shall lapse under the earliest of the following circumstances; provided, however, that the Committee may, prior to the lapse of the Incentive Stock Option under the circumstances described in paragraphs (3), (4) and (5) below, provide in writing that the Option will extend until a later date, but if Option is exercised after the dates specified in paragraphs (3), (4) and (5) below, it will automatically become a Non-Qualified Stock Option:

                           (1) The Incentive  Stock Option shall lapse as of the
                  option expiration date set forth in the Award Agreement.

                           (2) The Incentive  Stock Option shall lapse ten years
                  after it is granted, unless an earlier time is set in the Award Agreement.

                           (3) If the Participant  terminates employment for any
                  reason other than as provided in paragraph (4) or (5) below, the Incentive Stock Option shall lapse, unless it is previously exercised, three months after the Participant's termination of employment; provided, however, that if the Participant's employment is terminated by the Company for cause (as determined by the Company) or by the Participant without the consent of the Company, the Incentive Stock Option shall (to the extent not previously exercised) lapse immediately.

                           (4) If the Participant terminates employment by reason of his Disability, the Incentive Stock Option shall lapse, unless it is previously exercised, one year after the Participant's termination of employment.

                           (5) If the Participant dies while employed, or during
                  the three-month period described in paragraph (3) or during the one-year period described in paragraph (4) and before the Option otherwise lapses, the Option shall lapse one year after the Participant's death. Upon the Participant's death, any exercisable Incentive Stock Options may be exercised by the Participant's beneficiary, determined in accordance with
                  Section 13.6.

                  Unless the exercisability of the Incentive Stock Option is accelerated as provided in Article 13, if a Participant exercises an Option after termination of employment, the Option may be exercised only with respect to the shares that were otherwise vested on the Participant's termination of employment.

                  (d) INDIVIDUAL DOLLAR LIMITATION. The aggregate Fair Market Value (determined as of the time an Award is made) of all shares of
         Stock with respect to which Incentive Stock Options are first exercisable by a Participant in any calendar year may not exceed $100,000.00.

                  (e) TEN PERCENT OWNERS. No Incentive Stock Option shall be granted to any individual who, at the date of grant, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary unless the exercise price per share of such Option is at least 110% of the Fair Market Value per share of Stock at the date of grant and the Option expires no later than five years after the date of grant.

                  (f) EXPIRATION OF INCENTIVE STOCK OPTIONS. No Award of an Incentive Stock Option may be made pursuant to the Plan after the day immediately prior to the tenth anniversary of the Effective Date.

                  (g) RIGHT TO EXERCISE. During a Participant's lifetime, an Incentive Stock Option may be exercised only by the Participant or, in the case of the Participant's Disability, by the Participant's guardian or legal representative.

                  (h) DIRECTORS. The Committee may not grant an Incentive Stock Option to a non-employee director. The Committee may grant an Incentive Stock Option to a director who is also an employee of the Company or Parent or Subsidiary but only in that individual's position as an employee and not as a director.

                                    ARTICLE 8
                            STOCK APPRECIATION RIGHTS

         8.1. GRANT OF SARs. The Committee is authorized to grant SARs to Participants on the following terms and conditions:

                  (a) RIGHT TO PAYMENT. Upon the exercise of a Stock Appreciation Right, the Participant to whom it is granted has the right to receive the excess, if any, of:

                          (1) The Fair Market Value of one share of Stock on the
                 date of exercise; over

                          (2) The grant price of the Stock Appreciation Right as
                 determined by the Committee, which shall not be less than the Fair Market Value of one share of Stock on the date of grant in the case of any SAR related to an Incentive Stock Option.

                  (b) OTHER TERMS. All awards of Stock Appreciation Rights shall be evidenced by an Award Agreement. The terms, methods of exercise, methods of settlement, form of consideration payable in settlement, and any other terms and conditions of any Stock Appreciation Right shall be determined by the Committee at the time of the grant of the Award and shall be reflected in the Award Agreement.

                                    ARTICLE 9
                                PERFORMANCE UNITS

         9.1. GRANT OF PERFORMANCE UNITS. The Committee is authorized to grant Performance Units to Participants on such terms and conditions as may be selected by the Committee. The Committee shall have the complete discretion to determine the number of Performance Units granted to each Participant. All Awards of Performance Units shall be evidenced by an Award Agreement.

         9.2. RIGHT TO PAYMENT. A grant of Performance Units gives the Participant rights, valued as determined by the Committee, and payable to, or exercisable by, the Participant to whom the Performance Units are granted, in whole or in part, as the Committee shall establish at grant or thereafter. The Committee shall set performance goals and other terms or conditions to payment of the Performance Units in its discretion which, depending on the extent to which they are met, will determine the number and value of Performance Units that will be paid to the Participant.

         9.3. OTHER TERMS. Performance Units may be payable in cash, Stock, or other property, and have such other terms and conditions as determined by the Committee and reflected in the Award Agreement.

                                   ARTICLE 10
                             RESTRICTED STOCK AWARDS

         10.1. GRANT OF RESTRICTED STOCK. The Committee is authorized to make Awards of Restricted Stock to Participants in such amounts and subject to such terms and conditions as may be selected by the Committee. All Awards of Restricted Stock shall be evidenced by a Restricted Stock Award Agreement.

         10.2. ISSUANCE AND RESTRICTIONS. Restricted Stock shall be subject to such restrictions on transferability and other restrictions as the Committee may impose (including, without limitation, limitations on the right to vote Restricted Stock or the right to receive dividends on the Restricted Stock). These restrictions may lapse separately or in combination at such times, under such circumstances, in such installments, upon the satisfaction of performance goals or otherwise, as the Committee determines at the time of the grant of the Award or thereafter.

         10.3. FORFEITURE. Except as otherwise determined by the Committee at the time of the grant of the Award or thereafter, upon termination of employment during the applicable restriction period or upon failure to satisfy a performance goal during the applicable restriction period, Restricted Stock that is at that time subject to restrictions shall be forfeited and reacquired by the Company; provided, however, that the Committee may provide in any Award
Agreement that restrictions or forfeiture conditions relating to Restricted Stock will be waived in whole or in part in the event of terminations resulting from specified causes, and the Committee may in other cases waive in whole or in part restrictions or forfeiture conditions relating to Restricted Stock.

         10.4. CERTIFICATES FOR RESTRICTED STOCK. Restricted Stock granted under the Plan may be evidenced in such manner as the Committee shall determine. If certificates representing shares of Restricted Stock are registered in the name of the Participant, certificates must bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Restricted Stock.

                         ARTICLE 11 DIVIDEND EQUIVALENTS

         11.1 GRANT OF DIVIDEND EQUIVALENTS. The Committee is authorized to grant Dividend Equivalents to Participants subject to such terms and conditions as may be selected by the Committee. Dividend Equivalents shall entitle the Participant to receive payments equal to dividends with respect to all or a portion of the number of shares of Stock subject to an Award, as determined by the Committee. The Committee may provide that Dividend Equivalents be paid or distributed when accrued or be deemed to have been reinvested in additional shares of Stock, or otherwise reinvested.

                                   ARTICLE 12
                            OTHER STOCK-BASED AWARDS

         12.1. GRANT OF OTHER STOCK-BASED AWARDS. The Committee is authorized, subject to limitations under applicable law, to grant to Participants such other Awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of Stock, as deemed by the Committee to be consistent with the purposes of the Plan, including without limitation shares of Stock awarded purely as a "bonus" and not subject to any restrictions or conditions, convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of Stock, and Awards valued by reference to book value of shares of Stock or the value of securities of or the performance of specified Parents or Subsidiaries. The Committee shall determine the terms and conditions of such Awards.

                                   ARTICLE 13
                         PROVISIONS APPLICABLE TO AWARDS

         13.1. STAND-ALONE, TANDEM, AND SUBSTITUTE AWARDS. Awards granted under the Plan may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with, or in substitution for, any other Award granted under the Plan. If an Award is granted in substitution for another Award, the Committee may require the surrender of such other Award in consideration of the grant of the new Award. Awards granted in addition to or in tandem with other Awards may be granted either at the same time as or at a different time from the grant of such other Awards.

         13.2. EXCHANGE PROVISIONS. The Committee may at any time offer to exchange or buy out any previously granted Award for a payment in cash, Stock, or another Award (subject to Section 14.1), based on the terms and conditions the Committee determines and communicates to the Participant at the time the offer is made, and after taking into account the tax, securities and accounting effects of such an exchange.

         13.3. TERM OF AWARD. The term of each Award shall be for the period as determined by the Committee, provided that in no event shall the term of any Incentive Stock Option or a Stock Appreciation Right granted in tandem with the Incentive Stock Option exceed a period of ten years from the date of its grant (or, if Section 7.2(e) applies, five years from the date of its grant).

         13.4. FORM OF PAYMENT FOR AWARDS. Subject to the terms of the Plan and any applicable law or Award Agreement, payments or transfers to be made by the Company or a Parent or Subsidiary on the grant or exercise of an Award may be made in such form as the Committee determines at or after the time of grant, including without limitation, cash, Stock, other Awards, or other property, or any combination, and may be made in a single payment or transfer, in installments, or on a deferred basis, in each case determined in accordance with rules adopted by, and at the discretion of, the Committee.

         13.5. LIMITS ON TRANSFER. No right or interest of a Participant in any unexercised or restricted Award may be pledged, encumbered, or hypothecated to or in favor of any party other than the Company or a Parent or Subsidiary, or shall be subject to any lien, obligation, or liability of such Participant to any other party other than the Company or a Parent or Subsidiary. No unexercised or restricted Award shall be assignable or transferable by a Participant other than by will or the laws of descent and distribution or, except in the case of an Incentive Stock Option, pursuant to a domestic relations order that would satisfy Section 414(p)(1)(A) of the Code if such Section applied to an Award under the Plan; provided, however, that the Committee may (but need not) permit other transfers where the Committee concludes that such transferability (i) does not result in accelerated taxation, (ii) does not cause any Option intended to be an incentive stock option to fail to be described in Code Section 422(b), and
(iii) is otherwise appropriate and desirable, taking into account any factors deemed relevant, including without limitation, state or federal tax or securities laws applicable to transferable Awards.

         13.6 BENEFICIARIES. Notwithstanding Section 13.5, a Participant may, in the manner determined by the Committee, designate a beneficiary to exercise the rights of the Participant and to receive any distribution with respect to any Award upon the Participant's death. A beneficiary, legal guardian, legal representative, or other person claiming any rights under the Plan is subject to all terms and conditions of the Plan and any Award Agreement applicable to the Participant, except to the extent the Plan and Award Agreement otherwise provide, and to any additional restrictions deemed necessary or appropriate by the Committee. If no beneficiary has been designated or survives the Participant, payment shall be made to the Participant's estate. Subject to the foregoing, a beneficiary designation may be changed or revoked by a Participant at any time provided the change or revocation is filed with the Committee.

         13.7. STOCK CERTIFICATES. All Stock certificates delivered under the Plan are subject to any stop-transfer orders and other restrictions as the Committee deems necessary or advisable to comply with federal or state securities laws, rules and regulations and the rules of any national securities exchange or automated quotation system on which the Stock is listed, quoted, or traded. The Committee may place legends on any Stock certificate to reference restrictions applicable to the Stock.

         13.8 ACCELERATION UPON DEATH OR DISABILITY OR RETIREMENT. Notwithstanding any other provision in the Plan or any Participant's Award Agreement to the contrary, upon the Participant's death or Disability during his employment or service as a director, or upon the Participant's Retirement, all outstanding Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised shall become fully exercisable and all restrictions on outstanding Awards shall lapse. Any Option or Stock Appreciation Rights Awards shall thereafter continue or lapse in accordance with the other provisions of the Plan and the Award Agreement. To the extent that this provision causes Incentive Stock Options to exceed the dollar limitation set forth in Section 7.2(d), the excess Options shall be deemed to be Non-Qualified Stock Options.

         13.9. ACCELERATION UPON A CHANGE IN CONTROL. Except as otherwise provided in the Award Agreement, upon the occurrence of a Change in Control, all outstanding Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised shall become fully exercisable and all restrictions on outstanding Awards shall lapse; provided, however that such acceleration will not occur if, in the opinion of the Company's accountants, such acceleration would preclude the use of "pooling of interest" accounting treatment for a Change in Control transaction that (a) would otherwise qualify for such accounting treatment, and (b) is contingent upon qualifying for such accounting treatment. To the extent that this provision causes Incentive Stock Options to exceed the dollar limitation set forth in Section 7.2(d), the excess Options shall be deemed to be Non-Qualified Stock Options.

         13.10. ACCELERATION UPON CERTAIN EVENTS NOT CONSTITUTING A CHANGE IN CONTROL. In the event of the occurrence of any circumstance, transaction or event not constituting a Change in Control (as defined in Section 3.1) but which the Board of Directors deems to be, or to be reasonably likely to lead to, an effective change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of the 1934 Act, the Committee may in its sole discretion declare all outstanding Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised to be fully exercisable, and/or all restrictions on all outstanding Awards to have lapsed, in each case, as of such date as the Committee may, in its sole discretion, declare, which may be on or before the consummation of such transaction or event. To the extent that this provision causes Incentive Stock Options to exceed the dollar limitation set forth in Section 7.2(d), the excess Options shall be deemed to be Non-Qualified Stock Options.

         13.11. ACCELERATION FOR ANY OTHER REASON. Regardless of whether an event has occurred as described in Section 13.8, 13.9 or 13.10 above, the Committee may in its sole discretion at any time determine that all or a portion of a Participant's Options, Stock Appreciation Rights, and other Awards in the nature of rights that may be exercised shall become fully or partially exercisable, and/or that all or a part of the restrictions on all or a portion of the outstanding Awards shall lapse, in each case, as of such date as the Committee may, in its sole discretion, declare. The Committee may discriminate among Participants and among Awards granted to a Participant in exercising its discretion pursuant to this Section 13.11.

         13.12 EFFECT OF ACCELERATION. If an Award is accelerated under Section 13,8, 13.9 or 13.10, the Committee may, in its sole discretion, provide (i) that the Award will expire after a designated period of time after such acceleration to the extent not then exercised, (ii) that the Award will be settled in cash rather than Stock, (iii) that the Award will be assumed by another party to the transaction giving rise to the acceleration or otherwise be equitably converted in connection with such transaction, or (iv) any combination of the foregoing. The Committee's determination need not be uniform and may be different for different Participants whether or not such Participants are similarly situated.

         13.13. PERFORMANCE GOALS. The Committee may determine that any Award granted pursuant to this Plan to a Participant (including, but not limited to, Participants who are Covered Employees) shall be determined solely on the basis of (a) the achievement by the Company or a Parent or Subsidiary of a specified target return, or target growth in return, on equity or assets, (b) the Company's stock price, (c) the Company's total shareholder return (stock price appreciation plus reinvested dividends) relative to a defined comparison group or target over a specific performance period, (d) the achievement by a business unit of the Company, Parent or Subsidiary of a specified target, or target growth in, net income or earnings per share, or (e) any combination of the goals set forth in (a) through (d) above. If an Award is made on such basis, the Committee has the right for any reason to reduce (but not increase) the Award, notwithstanding the achievement of a specified goal. If an Award is made on such basis, the Committee shall establish goals prior to the beginning of the period for which such performance goal relates (or such later date as may be permitted under Code Section 162(m) or the regulations thereunder). Any payment of an Award granted with performance goals shall be conditioned on the written certification of the Committee in each case that the performance goals and any other material conditions were satisfied.

         13.14. TERMINATION OF EMPLOYMENT. Whether military, government or other service or other leave of absence shall constitute a termination of employment shall be determined in each case by the Committee at its discretion, and any determination by the Committee shall be final and conclusive. A termination of employment shall not occur in a circumstance in which a Participant transfers from the Company to one of its Parents or Subsidiaries, transfers from a Parent or Subsidiary to the Company, or transfers from one Parent or Subsidiary to another Parent or Subsidiary.

                                   ARTICLE 14
                          CHANGES IN CAPITAL STRUCTURE

         14.1. GENERAL. In the event a stock dividend is declared upon the Stock, the authorization limits under Section 5.1 and 5.4 shall be increased proportionately, and the shares of Stock then subject to each Award shall be increased proportionately without any change in the aggregate purchase price therefor. In the event the Stock shall be changed into or exchanged for a different number or class of shares of stock or securities of the Company or of another corporation, whether through reorganization, recapitalization, reclassification, share exchange, stock split-up, combination of shares, merger or consolidation, the authorization limits under Section 5.1 and 5.4 shall be adjusted proportionately, and there shall be substituted for each such share of Stock then subject to each Award the number and class of shares into which each outstanding share of Stock shall be so exchanged, all without any change in the aggregate purchase price for the shares then subject to each Award, or, subject to Section 15.2, there shall be made such other equitable adjustment as the Committee shall approve.

                                   ARTICLE 15
                     AMENDMENT, MODIFICATION AND TERMINATION

         15.1. AMENDMENT, MODIFICATION AND TERMINATION. The Board or the Committee may, at any time and from time to time, amend, modify or terminate the Plan without shareholder approval; provided, however, that the Board or Committee may condition any amendment or modification on the approval of shareholders of the Company if such approval is necessary or deemed advisable with respect to tax, securities or other applicable laws, policies or regulations.

         15.2 AWARDS PREVIOUSLY GRANTED.At any time and from time to time, the Committee may amend, modify or terminate any outstanding Award without approval of the Participant; provided, however, that, subject to the terms of the applicable Award Agreement, such amendment, modification or termination shall not, without the Participant's consent, reduce or diminish the value of such Award determined as if the Award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination; and provided further that the original term of any Option may not be extended and, except as otherwise provided in the anti-dilution provision of the Plan, the exercise price of any Option may not be reduced. No termination, amendment, or modification of the Plan shall adversely affect any Award previously granted under the Plan, without the written consent of the Participant.

                                   ARTICLE 16
                               GENERAL PROVISIONS

         16.1. NO RIGHTS TO AWARDS. No Participant or any eligible participant shall have any claim to be granted any Award under the Plan, and neither the Company nor the Committee is obligated to treat Participants or eligible participants uniformly.

         16.2. NO STOCKHOLDER RIGHTS. No Award gives the Participant any of the rights of a shareholder of the Company unless and until shares of Stock are in fact issued to such person in connection with such Award.

         16.3. WITHHOLDING. The Company or any Parent or Subsidiary shall have the authority and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy federal, state, and local taxes (including the Participant's FICA obligation) required by law to be withheld with respect to any taxable event arising as a result of the Plan. With respect to withholding required upon any taxable event under the Plan, the Committee may, at the time the Award is granted or thereafter, require or permit that any such withholding requirement be satisfied, in whole or in part, by withholding from the Award shares of Stock having a Fair Market Value on the date of withholding equal to the minimum amount (any not any greater amount) required to be withheld for tax purposes, all in accordance with such procedures as the Committee establishes.

         16.4. NO RIGHT TO CONTINUED SERVICE. Nothing in the Plan or any Award Agreement shall interfere with or limit in any way the right of the Company or any Parent or Subsidiary to terminate any Participant's employment or status as an officer or director at any time, nor confer upon any Participant any right to continue as an employee, officer or director of the Company or any Parent or Subsidiary.

         l6.5. UNFUNDED STATUS OF AWARDS. The Plan is intended to be an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant pursuant to an Award, nothing contained in the Plan or any Award Agreement shall give the Participant any rights that are greater than those of a general creditor of the Company or any Parent or Subsidiary.

         16.6. INDEMNIFICATION. To the extent allowable under applicable law, each member of the Committee shall be indemnified and held harmless by the Company from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by such member in connection with or resulting from any claim, action, suit, or proceeding to which such member may be a party or in which he may be involved by reason of any action or failure to act under the Plan and against and from any and all amounts paid by such member in satisfaction of judgment in such action, suit, or proceeding against him provided he gives the Company an opportunity, at its own expense, to handle and defend the same before he undertakes to handle and defend it on his own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Certificate of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

         16.7. RELATIONSHIP TO OTHER BENEFITS. No payment under the Plan shall be taken into account in determining any benefits under any pension, retirement, savings, profit sharing, group insurance, welfare or benefit plan of the Company or any Parent or Subsidiary unless provided otherwise in such other plan.

         16.8. EXPENSES. The expenses of administering the Plan shall be borne by the Company and its Parents or Subsidiaries.

         16.9. TITLES AND HEADINGS. The titles and headings of the Sections in the Plan are for convenience of reference only, and in the event of any conflict, the text of the Plan, rather than such titles or headings, shall control.

         16.10. GENDER AND NUMBER. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.

         16.11. FRACTIONAL SHARES. No fractional shares of Stock shall be issued and the Committee shall determine, in its discretion, whether cash shall be given in lieu of fractional shares or whether such fractional shares shall be eliminated by rounding up.

         16.12. GOVERNMENT AND OTHER REGULATIONS. The obligation of the Company to make payment of awards in Stock or otherwise shall be subject to all applicable laws, rules, and regulations, and to such approvals by government agencies as may be required. The Company shall be under no obligation to register under the 1933 Act, or any state securities act, any of the shares of Stock paid under the Plan. The shares paid under the Plan may in certain circumstances be exempt from registration under the 1933 Act, and the Company may restrict the transfer of such shares in such manner as it deems advisable to ensure the availability of any such exemption.

         16.13. GOVERNING LAW. To the extent not governed by federal law, the Plan and all Award Agreements shall be construed in accordance with and governed by the laws of the State of Florida.

         16.14 ADDITIONAL PROVISIONS. Each Award Agreement may contain such other terms and conditions as the Committee may determine; provided that such other terms and conditions are not inconsistent with the provisions of this Plan.

         The foregoing is hereby acknowledged as being the PSS World Medical,Inc.1999 Long-Term Incentive Plan as adopted by the Board of Directors of the Company on June 21, 1999.

                                                    PSS World Medical, Inc.


                                             By:  __________________________

                                             Its: ___________________________