Form 10-Q/A
period 1998-12-31
PSS WORLD MEDICAL INC
filed 2000-02-14
CIK 920527

39

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

                                 [X] Yes [ ] No

         As of February 8, 1999 a total of 71,056,941 shares of common stock, par value $.01 per share, of the registrant were outstanding.




                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1998

                                      INDEX

                                                                                          Page
                                                                                       ----------
PART I:  FINANCIAL INFORMATION

    Item 1--Financial Statements

       Condensed Consolidated Balance Sheets -
           December 31, 1998 and April 3, 1998, (Restated)                                  3

       Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended December 31, 1998 and 1997, (Restated)               4

       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended December 31, 1998 and 1997, (Restated)                         5

       Notes to Condensed Consolidated Financial Statements -
           December 31, 1998 and 1997, (Restated)                                           6

    Item 2--Management's Discussion and Analysis of
       Financial Condition and Results of Operations (Restated)                            23

PART II:  OTHER INFORMATION

    Item 1--Legal Proceedings                                                              35

    Item 2--Changes in Securities and Use of Proceeds                                      36

    Item 6--Exhibits and Reports on Form 8-K                                               37

SIGNATURES                                                                                 39


                          PART I: FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)


                                     ASSETS


                                                                                           December 31,   April 3,
                                                                                               1998         1998
                                                                                            (Restated)   (Restated)
                                                                                           ------------  ----------
                                                                                            (Unaudited)       *
Current Assets:
   Cash and cash equivalents                                                               $   58,734    $  81,483
   Marketable securities                                                                          476       81,550
   Accounts receivable, net                                                                   263,473      213,869
   Inventories, net                                                                           135,502      126,926
   Employee advances                                                                              519          442
   Prepaid expenses and other                                                                  55,762       45,409
                                                                                           ------------  ----------
            Total current assets                                                              514,466      549,679

Property and equipment, net                                                                    43,019       31,473

Other Assets:
   Intangibles, net                                                                           134,429       90,608
   Other                                                                                       19,464       19,494
                                                                                           ------------  ----------
            Total assets                                                                   $  711,378    $ 691,254
                                                                                           ============  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Accounts payable                                                                        $  107,176    $ 109,790
   Accrued expenses                                                                            45,631       48,081
   Current maturities of long-term debt and capital lease obligations                           1,749        3,570
   Other                                                                                       18,681        7,058
                                                                                           ------------  ----------
            Total current liabilities                                                         173,237      168,499

Long-term debt and capital lease obligations, net of current portion                          129,311      134,057

Other                                                                                           1,206        4,121
                                                                                           ------------  ----------
            Total liabilities                                                                 303,754      306,677

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued                  --           --
      and outstanding
   Common stock, $.01 par value; 150,000,000 shares authorized, 70,707,166 and
      70,171,909 shares issued and outstanding at December 31, 1998 and April 3,
      1998, respectively                                                                          707          702
   Additional paid-in capital                                                                 348,437      341,987
   Retained earnings                                                                           62,468       46,021
   Cumulative other comprehensive income                                                       (1,197)      (1,296)
                                                                                           ------------  ----------
                                                                                              410,415      387,414
Unearned ESOP Shares                                                                           (2,791)      (2,837)
                                                                                           ------------  ----------
            Total shareholders' equity                                                        407,624      384,577
                                                                                           ------------  ----------
            Total liabilities and shareholders' equity                                     $  711,378    $ 691,254
                                                                                           ============  ==========

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)




                                                             Three Months Ended             Nine Months Ended
                                                        ---------------------------    ---------------------------
                                                        December 31,   December 31,    December 31,   December 31,
                                                            1998          1997            1998           1997
                                                        ------------   ------------    ------------   ------------
Net sales                                               $  399,547     $  353,642      $ 1,154,475    $ 1,013,197
Cost of goods sold                                         289,862        259,365          842,691        747,259
                                                        ------------   ------------    ------------   ------------
            Gross profit                                   109,685         94,277          311,784        265,938

General and administrative expenses                         53,913         53,376          160,746        153,744
Selling expenses                                            32,484         26,330           88,953         74,626
                                                        ------------   ------------    ------------   ------------
            Income from operations                          23,288         14,571           62,085         37,568
                                                        ------------   ------------    ------------   ------------

Other income (expense):
   Interest expense                                         (2,701)        (2,837)          (8,834)        (3,972)
   Interest and investment income                              506          2,029            3,651          3,424
   Other income                                              1,819            957            3,839          2,128
                                                        ------------   ------------    ------------   ------------
                                                              (376)           149           (1,344)         1,580
                                                        ------------   ------------    ------------   ------------

Income before provision for income taxes                    22,912         14,720           60,741         39,148
Provision for income taxes                                   9,090          5,990           24,744         15,638
                                                        ------------   ------------    ------------   ------------
Net income                                              $   13,822     $    8,730      $    35,997    $    23,510
                                                        ============   ============    ============   ============

Earnings per share:
   Basic                                                     $0.20          $0.12            $0.51          $0.34
                                                        ============   ============    ============   ============
   Diluted                                                   $0.19          $0.12            $0.50          $0.34
                                                        ============   ============    ============   ============

Weighted average shares outstanding (in thousands):
      Basic                                                 70,615         69,949           70,481        69,238
                                                        ============   ============    ============   ============
      Diluted                                               72,118         71,108           71,731        70,151
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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                                            Nine Months Ended
                                                                                       ----------------------------
                                                                                       December 31,    December 31,
                                                                                           1998            1997
                                                                                       ------------    ------------
Cash Flows From Operating Activities:
   Net income                                                                          $  35,997       $  23,510
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
      operating activities:
         Depreciation and amortization                                                    15,426           8,230
         Provision for doubtful accounts                                                   2,213           1,104
         Merger and other non-recurring costs and expenses                                 1,181           6,997
         Deferred compensation                                                               222              --
         Changes in  operating  assets  and  liabilities,  net of  effects  from business acquisitions:
               Accounts receivable, net                                                  (41,518)        (21,765)
               Inventories                                                                 9,549         (10,078)
               Prepaid expenses and other current assets                                  (1,129)         (1,946)
               Other assets                                                               (2,627)         (3,781)
               Accounts payable, accrued expenses and other liabilities                  (29,889)          2,284
                                                                                       ------------    ------------
                 Net cash (used in) provided by operating activities                     (10,575)          4,555
                                                                                       ------------    ------------

Cash Flows From Investing Activities:
   Purchases, maturities, and sales of marketable securities, net                         74,574         (44,750)
   Capital expenditures                                                                  (16,632)         (7,577)
   Purchases of businesses, net of cash acquired                                         (55,678)         (7,691)
   Payments on noncompete agreements                                                      (2,032)         (2,959)
                                                                                       ------------    ------------
                 Net cash provided by (used in) investing activities                         232         (62,977)
                                                                                       ------------    ------------

Cash Flows From Financing Activities:
   Proceeds from public debt offering, net of debt issue cost                                 --         119,459
   Repayments of borrowings                                                              (16,044)        (55,112)
   Principal payments under capital lease obligations                                       (299)             --
   Proceeds from issuance of common stock                                                  3,838           2,482
                                                                                       ------------    ------------
                 Net cash (used in) provided by financing activities                     (12,505)         66,829
                                                                                       ------------    ------------
Foreign currency translation adjustment                                                       99             167
                                                                                       ------------    ------------
Net (decrease) increase in cash and cash equivalents                                     (22,749)          8,574

Cash and cash equivalents, beginning of period                                            81,483          41,106
                                                                                       ------------    ------------
Cash and cash equivalents, end of period                                               $  58,734       $  49,680
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

The Company's previously issued financial statements included in Form 10Q for the three and nine months ended December 31, 1998 were not restated for: (1) the information systems accelerated depreciation, (2) the reversal of Gulf South Medical Supply, Inc. ("Gulf South") restructuring charge, (3) the reversal of Gulf South direct transaction costs and (4) the immaterial Pooled Entities (refer to Note 10--Restatements). In addition, the financial statements for the three and nine months ended December 31, 1997 were not restated for: (1) a correction of an error in recording certain operating expenses at Gulf South, and (2) the immaterial Pooled Entities (refer to Note 10--Restatements).

The Company's fiscal year ends on the Friday closest to March 31 of each year. Prior to April 4, 1998, Gulf South's year-end was December 31. The three and nine months ended September 30, 1997 of Gulf South were consolidated with the three and nine months ended December 31, 1997 of the Company. In addition, Gulf South's balance sheet as of December 31, 1997 was consolidated with PSS' balance sheet as of April 3, 1998. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying condensed consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. Refer to the section titled Gulf South's Results of Operations for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification. The Company's three and nine months ended December 31, 1998 condensed consolidated financial statements include the combined results of operations for the period from April 4, 1998 to December 31, 1998, of both PSS and Gulf South. The following table provides a rollforward of retained earnings from April 3, 1998 to December 31, 1998:

                                                         Rollforward
                                                              of
                                                           Retained
                                                           Earnings
                                                         -----------
                                                          (Restated)

Retained earnings, 4/3/98...............................   $46,021
Gulf South results of operations, 1/1/98 to 4/3/98......   (19,550)
                                                         -----------
Retained earnings, 4/4/98...............................    26,471
Net income for the nine months ended 12/31/98...........    35,997
                                                         -----------
Retained earnings, 12/31/98.............................   $62,468
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


NOTE 2--BUSINESS ACQUISITIONS

Pooling-of-Interests Transaction

During the three months ended December 31, 1998, the Company merged with TriStar Imaging Systems, Inc. ("TriStar"), an imaging supply and equipment distributor with aggregate annual revenues of approximately $40.0 million, in a merger accounted for under the pooling-of-interests method. The Company issued approximately 294,000 shares of PSS common stock in connection with this pooling. The accompanying condensed consolidated financial statements have been retroactively restated as if PSS and TriStar had operated as one entity since inception.

Purchase Acquisitions

During the three months ended December 31, 1998, the Company acquired certain assets and assumed certain liabilities of two imaging supply and equipment distributors and the common stock of two additional imaging supply and equipment distributors. A summary of the details of the transactions follows:

                                                                  December 31,
                                                                      1998
                                                                  ------------
Number of acquisitions.....................................               4
Total consideration........................................         $17,397
Cash paid, net of cash acquired............................          11,150
Goodwill recorded..........................................           9,855
Value of Noncompete Agreements.............................              45

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

The accompanying condensed consolidated financial statements reflect the preliminary allocation of the purchase price. The allocation of the purchase price, performed using values and estimates available as of the date of the financial statements, has not been finalized due to certain pre-acquisition contingencies identified by the Company and the nature of the estimates required in the establishment of the Company's merger integration plans. Accordingly, goodwill associated with these acquisitions may increase or decrease in fiscal 1999.

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

During the three months ended December 31, 1998 and 1997, no adjustments were made to goodwill.


NOTE 3--CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                              Three Months Ended             Nine Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 31,   December 31,   December 31,   December 31,
                                                              1998           1997           1998           1997
                                                          ------------   ------------   ------------   ------------
                                                           (restated)     (restated)     (restated)     (restated)
Merger costs and expenses...........................       $    (16)        $3,810        $   470       $  5,696
Restructuring costs and expenses....................            498             --          3,009             --
Information systems accelerated depreciation........          1,814             --          4,323             --
Gulf South operational tax charge...................             --            767             --          2,301
Other charges.......................................          1,005             --          1,005          2,457
                                                          ------------   ------------   ------------   ------------
Total charges included in continuing operations.....       $  3,301         $4,577        $ 8,807       $ 10,454
                                                          ============   ============   ============   ============

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

Merger costs and expenses for the three months ended December 31, 1998 include $136 of charges for merger costs expensed as incurred, which primarily related to direct transaction costs from the merger with TriStar. In addition, the Company reversed $152 of merger costs and expenses into income, which related to deferred compensation forfeited by terminated employees in relation to mergers.

During the three months ended December 31, 1997, the Company recorded $1,677 of merger costs related to integration plans adopted by management and $434 of direct transaction costs expensed as incurred. In addition, merger costs and expenses include amounts incurred in excess of the original amounts accrued at commitment dates. Such costs include involuntary employee termination costs and branch shut-down costs of $1,201 and $498, respectively.

Restructuring Costs and Expenses

Restructuring costs and expenses for the three months ended December 31, 1998 include $103 of charges for training costs related to conforming the acquired companies operation policies to that of the Company's operational policies. The remaining $395 of restructuring costs and expenses recorded are charges for other exit costs expensed as incurred. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

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

Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to a range of 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. For the three and nine months ended December 31, 1998, the $1,814 and $4,323 of charges, respectively, represent the incremental impact on depreciation expense resulting from management's decision to replace its information systems.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

Gulf South Operational Tax Charge

The Company, in connection with the filing of its fiscal 1998 financial statements, restated for certain operational tax compliance issues in the financial statements of Gulf South for the year ended December 31, 1997. As such, Gulf South recorded operational charges of $767 and $2,310 during the three months and nine months ended December 31, 1997, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax noncompliance issues arose.

Other Charges

During the three and nine months ended December 31, 1998, the Company incurred approximately $1,005 of costs related to acquisitions not consummated.


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

Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,312 and $4,327, at December 31, 1998 and April 3, 1998, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)


Significant Pooling-of-Interests Business Combination Plan

The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:

                                                               Involuntary
                                                                 Employee       Lease         Branch
                                                               Termination   Termination     Shutdown
                                                                  Costs         Costs          Costs        Total
                                                               -----------   -----------    -----------   ----------
Balance at April 3, 1998.................................      $    156      $      540     $    461      $  1,157
   Additions.............................................            --              --           --            --
   Utilized..............................................            (2)             --         (143)         (145)
                                                               -----------   -----------    -----------   ----------
Balance at June 30, 1998.................................           154             540          318         1,012
   Adjustments                                                       --              --           --            --
   Additions.............................................            --              --           --            --
   Utilized..............................................            --              --         (138)         (138)
                                                               -----------   -----------    -----------   ----------
Balance at September 30, 1998............................           154             540          180           874
   Adjustments...........................................            --              --           --            --
   Additions.............................................            --              --           --            --
   Utilized..............................................            --              --          (69)          (69)
                                                               -----------   -----------    -----------   ----------
Balance at December 31, 1998.............................      $    154      $      540     $    111      $    805
                                                               ===========   ===========    ===========   ==========

Involuntary employee termination costs are costs for seven employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, and computer support departments at locations where facilities were combined into existing facilities. As of December 31, 1998, one employee has been terminated and the remaining four employees are estimated to be terminated by the end of the third quarter of fiscal 2000. Management identified seven distribution facilities to be closed and all operations would be ceased due to duplicative functions. Three of the seven identified distribution facilities had been shut down by December 31, 1998, with the remaining four locations estimated to be shut down by the second quarter of fiscal 2000. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

Nonsignificant Poolings-of-Interests Business Combination Plans

The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity related to seven nonsignificant pooling-of-interests business combinations completed during fiscal 1997 through the nine months ended December 31, 1998, respectively, is as follows:

                                                               Involuntary
                                                                 Employee       Lease         Branch
                                                               Termination   Termination     Shutdown
                                                                  Costs         Costs          Costs        Total
                                                               -----------   -----------    -----------   ----------
Balance at April 3, 1998.................................      $    165      $     253      $     518     $   936
    Adjustments..........................................            --             --             --          --
    Additions............................................            74             --            126         200
    Utilized.............................................           (17)          (117)          (280)       (414)
                                                               -----------   -----------    -----------   ----------
Balance at June 30, 1998.................................           222            136            364         722
    Adjustments..........................................            --             --             --          --
    Additions............................................            --             --             --          --
    Utilized.............................................            (2)           (57)          (313)       (372)
                                                               -----------   -----------    -----------   ----------
Balance at September 30, 1998............................           220             79             51         350
    Adjustments..........................................            --             --             --          --
    Additions............................................            --             --             --          --
    Utilized.............................................            (2)           (63)           (51)       (116)
                                                               -----------   -----------    -----------   ----------
Balance at December 31, 1998.............................      $    218      $      16      $      --     $   234
                                                               ===========   ===========    ===========   ==========


The Imaging Business acquired MIS in June 1998, and management formalized and adopted an integration plan in June 1998 to integrate the operations of the acquired company. Approximately $68 of accrued merger costs and expenses at
December 31, 1998 relate to this integration plan. Involuntary employee termination costs are costs for six employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, and computer support departments at the acquired company's corporate office. As of December 31, 1998, one employee had been terminated. Management identified one distribution facility to be closed in which all operations would be ceased due to duplicative functions. The Company expects closure of this facility to occur in the second quarter of fiscal 2000.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

Significant Purchase Business Combination Plan

The Company formalized and adopted an integration plan in September 1997 to integrate the operations of General X-Ray, Inc. ("GXI") with the Imaging Business. The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the commitment date. A summary of the GXI merger accruals is as follows:

                                                              Involuntary
                                                                Employee        Lease         Branch
                                                Relocation     Termination   Termination     Shutdown
                                                   Costs          Costs         Costs          Costs        Total
                                                ----------     -----------   -----------    ----------   ----------
Balance at April 3, 1998..................      $   162        $   197       $    1,090     $    785     $   2,234
   Adjustments                                       --             --               --           --            --
   Additions.............................            --             --               --           --            --
   Utilized..............................            (2)            --              (60)         (90)         (152)
                                                ----------     -----------   -----------    ----------   ----------
Balance at June 30, 1998.................           160            197            1,030          695         2,082
   Adjustments                                     (125)           (85)            (883)         (32)       (1,125)
   Additions.............................            --             --               --           --            --
   Utilized..............................           (35)            (3)             (81)        (663)         (782)
                                                ----------     -----------   -----------    ----------   ----------
Balance at September 30, 1998............            --            109               66           --           175
   Adjustments                                       --             --               --           --            --
   Additions.............................            --             --               --           --            --
   Utilized..............................            --           (109)             (66)          --          (175)
                                                ----------     -----------   -----------    ----------   ----------
Balance at December 31, 1998.............       $    --        $    --       $       --     $     --     $      --
                                                ==========     ===========   ===========    ==========   ==========


The Company identified nine distribution facilities to be closed and all operations would be ceased due to duplicative functions. As of December 31, 1998 all facilities have been closed and operations have ceased. Relocation costs were recorded related to the transfer of approximately 15 GXI employees. As of December 31, 1998, all employees were relocated. Involuntary employee termination costs are costs for 19 employees, including severance and benefits, who represent duplicative functions as service and operations leaders, customer service representatives, and accounting personnel at locations where facilities would be combined. As of December 31, 1998, six employees have been terminated and the remaining 13 employees are estimated to be terminated by the end of fiscal 1999, with additional costs and expenses expensed as incurred.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

Nonsignificant Purchase Business Combination Plans

The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity related to four nonsignificant purchase business combinations during fiscal 1997 through the nine months ended December 31, 1998 is as follows:

                                                               Involuntary
                                                                Employee        Lease         Branch
                                                Relocation     Termination   Termination     Shutdown
                                                   Costs          Costs         Costs          Costs        Total
                                                ----------     -----------   -----------    ----------   ----------
Balance at April 3, 1998...................     $     --       $    --       $      --      $    --      $     --
   Additions from Gulf South subsidiary....           --           102             100          250           452
                                                ----------     -----------   -----------    ----------   ----------
Balance at April 4, 1998...................           --           102             100          250           452
   Adjustments.............................           --            --              --           --            --
   Additions...............................           --            --              --           --            --
   Utilized................................           --           (11)             (2)          --           (13)
                                                ----------     -----------   -----------    ----------   ----------
Balance at June30, 1998....................           --            91              98          250           439
   Adjustments.............................          100            --             246          401           747
   Additions...............................            --           --              --             --           --
   Utilized................................            --           --             (22)          (1)          (23)
                                                ----------     -----------   -----------    ----------   ----------
Balance at September 30, 1998..............          100            91             322          650         1,163
   Adjustments.............................            --           --              --             --           --
   Additions...............................            --           --              --             --           --
   Utilized................................          (24)           --              (8)        (635)         (667)
                                                ----------     -----------   -----------    ----------   ----------
Balance at December 31, 1998...............     $     76       $    91       $     314      $    15      $    496
                                                ==========     ===========   ===========    ==========   ==========


The additions from the Gulf South subsidiary represent the additions of the accrued merger costs and expenses recorded by Gulf South during the period January 1 to April 3, 1998. No amounts were utilized during this period. Gulf South formalized and adopted an integration plan during the period January 1 to April 3, 1998. Approximately $413 of the $496 accrued merger costs and expenses at December 31, 1998 relate to this integration plan. Involuntary employee termination costs are costs for 23 employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of December 31, 1998, 17 employees have been terminated. Management identified two distribution facilities to be closed in which all operations would be ceased due to duplicative functions, both of which had been shut down by December 31, 1998. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company.

The Imaging Business acquired a company in September 1998 and management formalized and adopted an integration plan during the three months ended September 30, 1998 to integrate the operations of the acquired company. Approximately $83 of the $496 accrued merger costs and expenses at December 31, 1998 relate to this integration plan. Relocation costs are for four employees all of whom have been relocated as of December 31, 1998. Management identified five distribution facilities to be closed in which all operations would be ceased due to duplicative functions, none of which had been shut down by December 31, 1998. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company. Management anticipates this integration plan will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2003.

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

The Company recorded a total accrual of $7,972 related to Plan A. Approximately $3,691 of the $7,972 total restructuring charge was related to the PSS and DI divisions and was recorded in the accompanying consolidated statement of operations for the fiscal 1998. The additions from the Gulf South represent restructuring costs and expenses of $4,281 recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. No amounts were utilized during this period. This charge is not included in the accompanying consolidated statements of operations; rather it is included in the retained earnings adjustment recorded on April 4, 1998. Refer to Note 1, Basis of Presentation, for a discussion regarding the different year-ends of Gulf South and the Company.

Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $5,039 and $3,691, at December 31, 1998 and April 3, 1998, respectively. A summary of the restructuring plan activity is as follows:

                                                     Involuntary
                                                       Employee         Lease         Branch      Other
                                                      Termination    Termination     Shutdown     Exit
                                                        Costs           Costs         Costs       Costs     Total
                                                     ------------    -----------   -----------  ---------  --------
Balance at April 3, 1998.......................      $   1,570       $   1,389     $     627    $  105     $ 3,691
   Additions from Gulf South subsidiary........          1,880             406         1,455       540       4,281
                                                     ------------    -----------   -----------  ---------  --------
Balance at April 4, 1998.......................          3,450           1,795         2,082       645       7,972
   Adjustments.................................             --              --            --        --          --
   Additions...................................            652             570           281        --       1,503
   Utilized....................................           (842)           (191)         (857)     (159)     (2,049)
                                                     ------------    -----------   -----------  ---------  --------
Balance at June 30, 1998.......................          3,260           2,174         1,506       486       7,426
   Adjustments.................................             --              --            --        --          --
   Additions...................................             --              --            --        --          --
   Utilized....................................           (233)           (237)           --      (262)       (732)
                                                     ------------    -----------   -----------  ---------  --------
Balance at September 30, 1998..................          3,027           1,937         1,506       224       6,694
   Adjustments.................................             --              --            --        --          --
   Additions...................................             --              --            --        --          --
   Utilized....................................         (1,075)           (335)         (159)      (86)     (1,655)
                                                     ------------    -----------   -----------  ---------  --------
Balance at December 31, 1998...................      $   1,952       $   1,602     $   1,347    $  138     $ 5,039
                                                     ============    ===========   ===========  =========  ========

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

Plan A

Restructuring Plan A impacted all divisions, and involved merging 18 locations into existing locations and eliminating overlapping regional operations and management functions. As of December 31, 1998, 17 locations were merged into existing locations. The plan also included the termination of approximately 270 employees from operations, administration, and management. As of December 31, 1998, 192 employees were terminated as a result of the plan. Furthermore, branch shutdown costs include the costs to implement Best Practice Warehousing at the Gulf South division in order to provide efficient, consistent, standard service to Gulf South customers similar to the Company's established standards. Best Practice Warehousing involves removal of all products, tearing down racking, rebuilding racking, and relocating bins and products within the warehouse to achieve greater efficiencies in order filling. Costs were estimated based upon the size of the warehouses.

Plan B

During the first quarter of fiscal 1999, the Company established an additional accrual of $1,503 related to Plan B. Restructuring Plan B related only to the Gulf South division, and involved merging six additional locations into existing locations. As a result of the consolidation of the duplicate facilities, lease termination costs will be incurred through fiscal 2000. At December 31, 1998, three of the six locations had been shut down. The plan also included the termination of three employees from operations and management. As of December 31, 1998, no employees were terminated as a result of the plan.


NOTE 5--COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which defines comprehensive income as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three months and nine months ended December 31, 1998 and 1997, as detailed in the following table:

                                                              Three Months Ended             Nine Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 31,   December 31,   December 31,   December 31,
                                                              1998          1997           1998           1997
                                                          ------------   ------------   ------------   ------------
                                                           (restated)     (restated)     (restated)     (restated)
Net income..........................................      $  13,822       $  8,730      $  35,997      $  23,510
                                                          ============   ============   ============   ============

Other comprehensive income, net of tax:
   Foreign currency translation adjustment..........             20           (172)            99           (791)
                                                          ------------   ------------   ------------   ------------
Comprehensive income................................      $  13,842       $  8,558      $  36,096      $  22,719
                                                          ============   ============   ============   ============

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

NOTE 6--EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below:

                                                              Three Months Ended             Nine Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 31,   December 31,   December 31,   December 31,
                                                              1998          1997           1998           1997
                                                          ------------   ------------   ------------   ------------
                                                           (restated)     (restated)     (restated)     (restated)
Net income..........................................      $  13,822       $  8,730      $  35,997      $  23,510
                                                          ============   ============   ============   ============

Earnings per share:
   Basic............................................           $0.20         $0.12           $0.51          $0.34
                                                          ============   ============   ============   ============
   Diluted..........................................           $0.19         $0.12           $0.50          $0.34
                                                          ============   ============   ============   ============

Weighted average shares outstanding (in thousands):
   Common shares....................................         70,615         69,949         70,481         69,238
   Assumed exercise of stock options and warrants...          1,503          1,159          1,250            913
                                                          ------------   ------------   ------------   ------------
   Diluted shares outstanding.......................         72,118         71,108         71,731         70,151
                                                          ============   ============   ============   ============


NOTE 7--SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes the way public companies report information about segments. SFAS No. 131 requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include Physician Sales & Service Division (the "Physician Supply Business"), Diagnostic Imaging, Inc. (the "Imaging Business"), Gulf South Medical Supply, Inc. (the "Long-Term Care Business"), and WorldMed International, Inc. ("WorldMed Int'l") combined with the Holding Company.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)




The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:

                                                        Three Months    Nine Months
                                                           Ended           Ended
                                                        December 31,   December 31,
                                                            1998           1998
                                                        ------------   ------------
NET SALES:
   Physician Supply Business                            $  168,620     $   506,956
   Imaging Business                                        136,836         372,795
   Long-Term Care Business                                  85,040         255,993
   Other (a)                                                 9,051          18,731
                                                        ------------   ------------
            Total net sales                             $  399,547     $ 1,154,475
                                                        ============   ============

INCOME FROM OPERATIONS:
   Physician Supply Business                            $   12,614     $    33,788
   Imaging Business                                          6,266          13,958
   Long-Term Care Business                                   5,474          16,577
   Other (a)                                                (1,066)         (2,238)
                                                        ------------   ------------
            Total income from operations                $   23,288     $    62,085
                                                        ============   ============

DEPRECIATION:
   Physician Supply Business                            $    1,973     $     5,739
   Imaging Business                                          1,126           2,648
   Long-Term Care Business                                     368           1,029
   Other (a)                                                    50             225
                                                        ------------   ------------
            Total depreciation                          $    3,517     $     9,641
                                                        ============   ============

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
   Physician Supply Business                            $      506     $     2,190
   Imaging Business                                          1,124           2,292
   Long-Term Care Business                                     448           1,303
   Other (a)                                                    --              --
                                                        ------------   ------------
            Total amortization of intangible assets     $    2,078     $     5,785
                                                        ============   ============

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business                            $      739     $     1,052
   Imaging Business                                            150             291
   Long-Term Care Business                                      46             354
   Other (a)                                                   241             516
                                                        ------------   ------------
            Total provision for doubtful accounts       $    1,176     $     2,213
                                                        ============   ============


(a)  Other includes the holding company and the international subsidiaries.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)

                                                        Three Months    Nine Months
                                                           Ended           Ended
                                                        December 31,   December 31,
                                                            1998           1998
                                                        ------------   ------------
CAPITAL EXPENDITURES:
   Physician Supply Business                            $    4,297      $  10,047
   Imaging Business                                          2,057          5,370
   Long-Term Care Business                                     492          1,307
   Other (a)                                                  (195)           (92)
                                                        ------------   ------------
            Total capital expenditures                  $    6,651      $  16,632
                                                        ============   ============


                                                        December 31,     April 3,
                                                            1998           1998
                                                        ------------   ------------
ASSETS:
   Physician Supply Business                            $  268,124     $  320,216
   Imaging Business                                        241,253        158,698
   Long-Term Care Business                                 188,795        196,306
   Other (a)                                                13,206         16,034
                                                        ------------   ------------
            Total capital expenditures                  $  711,378     $  691,254
                                                        ============   ============

(a)  Other includes the holding company and the international subsidiaries.


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

The Company is named as a defendant in a purported patent infringement claim. In this lawsuit, the claimant alleges that the urinalysis test strips sold by the Company under the Penny Saver(TM) label infringe certain patents. The Company is contesting the claim of infringement and has obtained a written agreement from the manufacturer of the product indemnifying the Company for the costs of defense of the suit and for the underlying liability. In addition, the Company has indemnity rights against the U.S. a distributor of the product pursuant to its vendor agreement. The parties are currently in settlement negotiations, however, the Company believes that there will be a favorable settlement within the next 45 days.

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


NOTE 9---SUBSEQUENT EVENTS

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

Number of acquisitions..................................             3
Total Consideration.....................................       $15,484
Cash paid...............................................         8,588
Goodwill recorded.......................................         6,352
Value of Noncompete payments............................           623


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


NOTE 10--RESTATEMENTS

The Company has restated its historical financial statements to include the effect of certain items as discussed below. The effect of the restatements is as follows:

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)


                                                                 Three Months Ended December 31, 1998
                                                         ----------------------------------------------------
                                                                      Information
                                                             As          Systems
                                                         Previously    Accelerated    Immaterial        As
                                                          Reported    Depreciation    Poolings      Restated
                                                         ----------   ------------    ----------    ---------
Net sales.........................................        $394,223    $       --      $   5,324     $ 399,547
Net income........................................          15,032        (1,107)          (103)       13,822
Earnings per share:
   Basic..........................................           $0.21         $(0.01)        $0.00         $0.20
   Diluted........................................            0.21          (0.02)         0.00          0.19

                                                                 Three Months Ended December 31, 1997
                                                        ------------------------------------------------------
                                                            As       Gulf South
                                                        Previously    Operating        Immaterial         As
                                                         Reported      Expenses         Poolings       Restated
                                                        -----------  -----------       ----------     ---------
Net sales.........................................      $  330,615   $     --          $  23,027      $ 353,642
Net income                                                   9,325       (698)               103          8,730
Earnings per share:
   Basic..........................................           $0.14      $(0.01)           $(0.01)         $0.12
   Diluted........................................            0.13       (0.01)             0.00           0.12

                                                       Nine Months Ended December 31, 1998
                              -------------------------------------------------------------------------------------
                                             Information                      Gulf South
                                  As           Systems        Gulf South        Direct
                              Previously    Accelerated     Restructuring    Transaction    Immaterial       As
                               Reported     Depreciation        Plan B           Costs        Poolings     Restated
                              -----------   ------------    -------------    -----------    ----------   ----------
Net sales...............      $ 1,102,832   $       --      $      --        $     --       $  51,643    $ 1,154,475
Net income                         40,178       (2,641)          (918)            475          (1,097)        35,997
Earnings per share:
   Basic................            $0.57       $(0.04)        $(0.01)          $0.01          $(0.02)         $0.51
   Diluted..............             0.56        (0.04)         (0.01)          $0.01           (0.02)          0.50

                                                                  Nine Months Ended December 31, 1997
                                                        ------------------------------------------------------
                                                            As          Gulf South
                                                        Previously      Operating      Immaterial       As
                                                         Reported        Expenses       Poolings     Restated
                                                        -----------  --------------    ----------  -----------
Net sales.........................................      $  938,920   $       --        $  74,277   $ 1,013,197
Net income                                                  25,004       (1,962)             468        23,510
Earnings per share:
   Basic..........................................           $0.37       $(0.02)          $(0.01)        $0.34
   Diluted........................................            0.36        (0.02)           (0.00)         0.34

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Restated)--(Continued)
                                   (Unaudited)




Information Systems Accelerated Depreciation

The $1,107 and the $2,641 represent the incremental impact on depreciation expense, net of tax, for the three and nine months ended December 31, 1998, respectively, related to the replacement of the information systems. Refer to
Note 3--Charges Included in General and Administrative Expenses for a further discussion regarding the accelerated depreciation.

Gulf South Direct Transaction Costs

Direct transaction costs primarily consist of professional fees, such as investment banking, legal, and accounting, for services rendered through the date of the merger. Due to subsequent negotiations and agreements between the Company and its service provider, actual costs paid were less than costs originally billed and recorded. As a result, approximately $475, net of tax, of costs were reversed against general and administrative expenses during the nine months ended December 31, 1998. Refer to Note 3--Charges Included in General and Administrative Expenses for further discussion regarding direct transaction costs.

Operating Expenses

During the three and nine months ended December 31, 1997, Gulf South charged certain operating expenses to an accrual for merger integration costs and expenses that were established as a component of goodwill as of the date of the acquisition. The Company determined that the operating expenses should have been expensed as incurred and included in the accompanying consolidated statements of income. As a result, Gulf South restated its condensed consolidated financial statements to include the effects of recording operating expenses as incurred and properly stating goodwill and accrued merger costs and expenses.

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

Immaterial Poolings

The Company merged with certain imaging supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. Due to the immaterial effect of these acquisitions on prior periods, the Company's previously issued financial statements included in Form 10-Q for the three and nine months ended December 31, 1998 were not restated for the immaterial Pooled Entities. During fiscal 1999, the Company made two additional individually immaterial acquisitions accounted for as poolings of interests. As such, the Company evaluated the aggregate impact of the individually immaterial pooling of interest transactions on the Company's current and prior period financial statements and concluded that the aggregate impact was material to the Company's consolidated financial position taken as a whole. As a result, the Company's consolidated financial statements have been restated to include the historical financial results of the individually immaterial pooling-of-interest transactions for all periods.

Other Charges

During  the  three  months  ended  December  31,  1999,  the  Company   incurred
approximately $1,005 of costs related to acquisitions not consummated.

                ITEM 2: PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL

PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, and hospitals through 108 service centers to customers in all 50 states and five European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

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

Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("Gulf South"), the Company is become a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. Gulf South currently operates 13 distribution service centers with approximately 130 sales representatives ("Long-Term Care Business") serving over 10,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care facilities.

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

The Company's previously issued financial statements included in Form 10Q for the three and nine months ended December 31, 1998 were not restated for: (1) the information systems accelerated depreciation, (2) the reversal of Gulf South Medical Supply, Inc. ("Gulf South") restructuring charge, (3) the reversal of Gulf South direct transaction costs and (4) the immaterial Pooled Entities (refer to Note 10--Restatements). In addition, the financial statements for the three and nine months ended December 31, 1997 were not restated for: (1) a correction of an error in recording certain operating expenses at Gulf South, and (2) the immaterial Pooled Entities (refer to Note 10--Restatements).

The Company's fiscal year ends on the Friday closest to March 31 of each year. Prior to April 4, 1998, Gulf South's year-end was December 31. The three and nine months ended September 30, 1997 of Gulf South were consolidated with the three and nine months ended December 31, 1997 of the Company. In addition, Gulf South's balance sheet as of December 31, 1997 was consolidated with PSS' balance sheet as of April 3, 1998. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying condensed consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. Refer to the section titled Gulf South's Results of Operations for the Three Months Ended April 3, 1998 and March 31, 1997 included in Management's Discussion and Analysis of Results of Operations for further clarification. The Company's three and nine months ended December 31, 1998 condensed consolidated financial statements include the combined results of operations for the period from April 4, 1998 to December 31, 1998, of both PSS and Gulf South.


THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

Net Sales. Net sales for the three months ended December 31, 1998 totaled $399.5 million, an increase of $45.9 million or 13.0% over net sales of $353.6 million for the three months ended December 31, 1997. Net sales for the nine months ended December 31, 1998 totaled $1,154.5 million, an increase of $141.3 million or 13.9% over net sales of $1,013.2 million for the nine months ended December 31, 1997. Approximately $34.9 million and $91.3 million of the increase in revenues for the three and nine months ended December 31, 1998, respectively, resulted from revenues of companies acquired subsequent to December 31, 1997 and revenues of companies acquired prior to December 31, 1997, but which did not contribute to revenues for the full three and nine month periods ended December 31, 1997. The remaining net sales increase during these periods resulted from sales growth of existing service centers coupled with incremental sales generated in connection with exclusive and semi-exclusive vendor relationships.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)




Gross Profit. Gross profit for the three months ended December 31, 1998 totaled $109.7 million, an increase of $15.4 million or 16.3% over the three months ended December 31, 1997 total of $94.3 million. Gross profit for the nine months ended December 31, 1998 totaled $311.8 million, an increase of $45.9 million or 17.2% over the nine months ended December 31, 1997 total of $265.9 million. Gross profit as a percentage of net sales was 27.5% and 26.7% for the three months and 27.0% and 26.3% for the nine months ended December 31, 1998 and 1997, respectively. The increase in gross margin as a percentage of sales is attributable to an increase in the sales mix of higher margin diagnostic equipment, an increase in sales of higher margin private label medical supplies by the Physician Supply Business, the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition, and improved Imaging Business gross margins resulting from a film vendor maintaining margin dollars rebated to the Company while reducing film pricing to hospital customers. Although there has been considerable gross margin pressure from competition and a consolidating customer base, the Company has successfully maintained its overall gross margins.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 1998 totaled $53.9 million, an increase of $0.5 million or 1.0% over the three months ended December 31, 1997 total of $53.3 million. General and administrative expenses for the nine months ended December 31, 1998 totaled $160.8 million, an increase of $7.0 million or 4.6% over the nine months ended December 31, 1997 total of $153.7 million. As a percentage of net sales, general and administrative expenses were 13.5% and 15.0% for the three months and 13.9% and 15.2% for the nine months ended December 31, 1998 and 1997, respectively.

In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items (refer to Note 3 of the accompanying condensed consolidated financial statements for further discussion of these charges). The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                              Three Months Ended             Nine Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 31,   December 31,   December 31,   December 31,
                                                              1998           1997           1998           1997
                                                          ------------   ------------   ------------   ------------
                                                           (restated)     (restated)     (restated)     (restated)
Merger costs and expenses...........................       $    (16)        $3,810        $   470       $  5,696
Restructuring costs and expenses....................            498             --          3,009             --
Information systems accelerated depreciation........          1,814             --          4,323             --
Gulf South operational tax charge...................             --            767             --          2,301
Other charges.......................................          1,005             --          1,005          2,457
                                                          ------------   ------------   ------------   ------------
Total charges included in continuing operations.....       $  3,301         $4,577        $ 8,807       $ 10,454
                                                          ============   ============   ============   ============


Selling Expenses. Selling expenses for the three months ended December 31, 1998 totaled $32.5 million, an increase of $6.2 million or 23.4% over the three months ended December 31, 1997 total of $26.3 million. Selling expenses for the nine months ended December 31, 1998 totaled $89.0 million, an increase of $14.3 million or 19.2% over the nine months ended December 31, 1997 total of $74.6 million. As a percentage of sales, selling expenses were 8.1% and 7.5% for the three months ended December 31, 1998 and 1997, respectively, and 7.7% and 7.4% for the nine months ended December 31, 1998 and 1997, respectively. Selling expenses as a percentage of sales increased due to a change in the Gulf South sales commission program from a primarily fixed salary plan to a variable commission plan, and the company-wide addition of approximately 100 sales trainees over the number of sales trainees in the comparable prior year period. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Operating Income. Operating income for the three months ended December 31, 1998 totaled $23.3 million, an increase of $8.7 million or 59.8% over the three months ended December 31, 1997 total of $14.6 million. Operating income for the nine months ended December 31, 1998 totaled $62.1 million, an increase of $24.5 million or 65.3% over the nine months ended December 31, 1997 total of $37.6 million. As a percentage of sales, operating income was 5.8% and 4.1% for the three months ended December 31, 1998 and 1997, respectively, and 5.4% and 3.7% for the nine months ended December 31, 1998 and 1997, respectively.

Interest Expense. Interest expense for three months ended December 31, 1998 and 1997 was approximately $2.7 million. Interest expense for the nine months ended December 31, 1998 totaled $8.8 million, an increase of $4.9 million or 122.4% over the nine months ended December 31, 1997 total of $4.0 million. The increase in interest expense for the nine months ended December 31, 1998 over the comparable prior year period reflects interest on the $125 million 8.5% senior subordinated debt which was outstanding for a full nine months during fiscal 1999 compared to fiscal 1998.

Interest and Investment Income. Interest and investment income for the three months ended December 31, 1998 totaled $0.5 million, a decrease of $1.5 million or 75.1% over the three months ended December 31, 1997 total of $2.0. Interest and investment income for the nine months ended December 31, 1998 totaled $3.7 million, an increase of $0.2 million or 6.6% over the nine months ended December 31, 1997 total of $3.4 million. The decrease in interest and investment income for the three months ended December 31, 1998 over the comparable prior year period reflects the use of cash previously invested for the purposes of acquisitions and capital expenditures during the nine months ended December 31, 1998.

Other Income. Other income for the three months ended December 31, 1998 totaled $1.8 million, an increase of $0.9 million or 90.1% over the three months ended December 31, 1997 total of $0.9 million. Other income for the nine months ended December 31, 1998 totaled $3.8 million, an increase of $1.7 million or 80.4% over the nine months ended December 31, 1997 total of $2.1 million. Other income consists of finance charges on customer accounts and financing performance incentives. The increase in other income primarily results from the growth in the Company's operations.

Provision For Income Taxes. Provision for income taxes for the three months ended December 31, 1998 totaled $9.1 million, an increase of $3.1 million or 51.8% over the three months ended December 31, 1997 total of $6.0 million. Provision for income taxes for the nine months ended December 31, 1998 totaled $24.7 million, an increase of $9.1 million or 58.2% over the nine months ended December 31, 1997 total of $15.6 million. The income tax provision computation is affected by the non-deductible nature of certain non-recurring merger costs and expenses in the period in which they are incurred.

Net Income. Net income for the three months ended December 31, 1998 totaled $13.8 million, an increase of $5.1 million or 58.3% over the three months ended December 31, 1997 total of $8.7 million. Net income for the nine months ended December 31, 1998 totaled $36.0 million, an increase of $12.5 million or 53.1% over the nine months ended December 31, 1997 total of $23.5 million. As a percentage of net sales, net income was 3.5% and 2.5% for the three months ended December 31, 1998 and 1997, respectively, and 3.1% and 2.3% for the nine months ended December 31, 1998 and 1997, respectively.


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

                                               Three Months
                                                  Ended
                                              April 3, 1998
                                              -------------
Net sales.................................... $    87,018
Cost of goods sold...........................      69,202
                                              -------------
         Gross profit........................      17,816
General and administrative expenses..........      43,020
Selling Expenses.............................       2,939
                                              -------------
         Loss from operations................     (28,143)
Other income, net............................         321
                                              -------------
Loss before benefit for income taxes.........     (27,822)
Benefit for income taxes.....................       8,272
                                              -------------
Net loss..................................... $   (19,550)
                                              =============

During the three months ended April 3, 1998, Gulf South recorded $32,500 in charges related to merger and restructuring costs and expenses, goodwill impairment charge, and other operating charges. These charges are included in cost of goods sold and general and administrative expenses above. The following table summarizes the components of the $32,500 million in charges.

                                                                                      Three Months
                                                                                         Ended
                                                                                     April 3, 1998
                                                                                     -------------
Cost of sales:
   Increase allowance for inventory.............................................     $     3,573
                                                                                     -------------
            Total charges included in costs of goods sold.......................           3,573
                                                                                     -------------
General and administrative expenses:
   Reconciling items............................................................           5,863
   Direct transaction costs related to the merger...............................           5,656
   Increase allowance for doubtful accounts.....................................           5,114
   Restructuring costs and expenses.............................................           4,281
   Legal fees and settlements...................................................           3,577
   Operational tax charge.......................................................           2,771
   Goodwill impairment charge...................................................           1,664
                                                                                     -------------
            Total charges included in general & administrative expenses.........          28,927
                                                                                     -------------
            Total charges.......................................................     $    32,500
                                                                                     =============

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

Increase Allowance for Doubtful Accounts

This charge relates directly to a change of plans and collection efforts that new management had as compared to prior Gulf South management. This change in operational policies resulted in a change in the ultimate collectibility of the related receivables and this charge was recognized in the period in which the operational decision to change collection efforts was made, which was Gulf South's quarter ended April 3, 1998.

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

Involuntary employee termination costs...........................      $1,879
Lease termination costs..........................................         977
Branch shutdown costs............................................         885
Other exit costs.................................................         540
                                                                       ------
                                                                       $4,281
                                                                       ======

Refer to Note 5--Accrued Merger and Restructuring Costs and Expenses, for a more detailed discussion regarding accrued restructuring costs and expenses.

Legal Fees and Settlements

Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 19--Commitments and Contingencies. In addition, Gulf South recorded a $1,577 in charges to settle certain disputes related to vendor and customer agreements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)




Operational Tax Charge

Gulf South recorded an operational tax charge of $9,492, of which $2,771 was recorded in the quarter ended April 3, 1998, for state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Penalties and interest are included in the above charge as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense during the period in which the tax noncompliance issues arose. See Note 4--Charges Included in General and Administrative Expenses, for more detailed discussion related to this issue.

Goodwill Impairment Charges

The $1,664 goodwill impairment charge relates primarily to a prior Gulf South acquisition. During the quarter ended April 3, 1998, a dispute with the acquired company's prior owners and management resulted in the loss of key employees and all operational information related to the acquired customer base. This ultimately affected Gulf South's ability to conduct business related to this acquisition, and impacted Gulf South's ability to recover the value assigned the goodwill asset.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



Net cash used in operating activities was $10.6 million for the nine months ended December 31, 1998, compared to net cash provided by operating activities of $4.6 million for the nine months ended December 31, 1997, due to the timing of accounts receivable collections, payments of merger and acquisition expenses, and the timing of vendor payments.

Net cash provided by investing activities was $0.2 million for the nine months ended December 31, 1998. This primarily resulted from $74.6 million provided by the sale and maturities of marketable securities offset by $55.7 million related to purchase business acquisitions and $16.6 million related to capital expenditures, of which approximately $8.5 million pertained to new information system expenditures. Net cash used by investing activities was $63.0 million for the nine months ended December 31, 1997. This use of cash primarily resulted from $44.8 million related to the purchase of marketable securities with proceeds of the public debt offering, $7.7 million relate to purchase business acquisitions, and capital expenditures of $7.6 million.

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

The Company had working capital of $341.2 million and $381.2 million as of December 31, 1998 and April 3, 1998, respectively. The decrease in working capital primarily results from an increase in the frequency of purchase business acquisitions being funded by cash. This recent shift in the source of funding for purchase business acquisitions results in the conversion of a portion of the cash outlay into an intangible which is excluded from the calculation of working capital. Accounts receivable, net of allowances, were $263.5 million and $213.9 million at December 31, 1998 and April 3, 1998, respectively. The annualized days sales in accounts receivable was approximately 53.8 as of December 31, 1998 and 52.0 days at April 3, 1998.

Inventories were $135.5 million and $126.9 million as of December 31, 1998 and April 3, 1998, respectively. The Company had annualized inventory turnover of 8.8x and 8.7x for the nine months ended December 31, 1998 and the year ended April 3, 1998, respectively.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



The following table presents EBITDA and other financial data for the three and nine months ended December 31, 1998 and 1997 (in thousands):

                                                             Three Months Ended             Nine Months Ended
                                                         ---------------------------------------------------------
                                                         December 31,   December 31,   December 31,   December 31,
                                                             1998           1997           1998           1997
                                                         ------------   ------------   ------------   ------------
Income before provision for income taxes                 $  22,912      $  14,720      $  60,741      $  39,148
Plus:   Interest Expense                                     2,701          2,837          8,834          3,972
                                                         ------------   ------------   ------------   ------------
EBIT (a)                                                    25,613         17,557         69,575         43,120
Plus:  Depreciation and amortization                         5,799          2,876         15,426          8,230
                                                         ------------   ------------   ------------   ------------
EBITDA (b)                                                  31,412         20,433         85,001         51,350
Unusual Charges Included in Continuing Operations(h)         1,487          4,577          4,484         10,454
Cash Paid for Unusual Charges Included in Continuing
     Operations                                             (4,922)        (1,695)       (17,920)        (4,471)
                                                         ------------   ------------   ------------   ------------
Adjusted EBITDA (c)                                         27,977         23,315         71,565         57,333

EBITDA Coverage (d)                                           11.6x           7.2x           9.6x          12.9x
EBITDA Margin (e)                                              7.9%           5.8%           7.4%           5.1%
Adjusted EBITDA Coverage (f)                                  10.4x           8.2x           8.1x          14.4x
Adjusted EBITDA Margin (g)                                     7.0%           6.6%           6.2%           5.7%

Cash (used in) provided by operating activities                                           $(10.6)        $  4.6
Cash provided by (used in) investing activities                                           $  0.2         $(63.0)
Cash (used in) provided by financing activities                                           $(12.5)        $ 66.8

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

(e)  BITDA margin represents the ratio of EBITDA to net sales.

(f) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to interest expense.

(g) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.

(h) The three and nine months ended December 31, 1998 exclude $1,814 and $4,323, respectively, of information systems accelerated depreciation. The additional depreciation is included in the depreciation and amortization line in the above table.

On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8.5% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deduction for offering costs. The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million will be funded by the operating cash flow of the Company. No other principal payments on the Notes are required over the next five years. The Notes contain

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. Provided, however, that no event of default exist, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0. The Company believes it is in compliance with all debt covenants as of December 31, 1998 and April 3, 1998.

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

Year 2000

During the third quarter of fiscal 1999, management accelerated planned year 2000 compliance modifications and upgrades to the Company's existing hardware and software systems. The Company is currently in the phase of coding and testing software changes and expects completion of this phase by the end of March 1999. The final phase of the year 2000 compliance plan is expected to begin in April 1999 with implementation of modifications and upgrades to existing systems and is scheduled to be completed by July 1999. The European division and the Long-term Care business hardware and software systems are currently year 2000 compliant. The Imaging division currently has 25 of 31 service centers as well as its corporate location hardware and software systems converted to its new 2000 compliant system. The Physician Supply business begins implementation of its hardware and software system in April 1999. Ongoing testing will continue through the end of calendar 1999. In addition, the Company is currently formulating a non-information system audit plan to identify non-information operational risks at its field branches.

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

The potential risks associated with the year 2000 issues include, but are not limited to, temporary disruption of the Company's operations in the areas of inventory management, purchasing, order processing, shipping, receiving, accounts payable, accounts receivable, and financial reporting. In addition, communications with customers, vendors, and other outside parties may be disrupted. Implementation of the New System entails contacting suppliers to ensure compatibility with the Company's information systems and to discuss year 2000 compliance issues. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

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


ITEM 1--LEGAL PROCEEDINGS

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

Gulf South and certain of its current and former officers and directors, among others, are named as defendants in two purported securities class action lawsuits entitled Ernest Klein v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv526WS, and Ann Krupnick v. Gulf South Medical Supply, Inc., et al., Civil Action No. 3:97cv525BN. Both actions, which were filed on July 21, 1997, are pending in the United States District Court for the Southern District of Mississippi, Jackson Division. The plaintiff in the Klein action alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased stock in Gulf South's June 1996 public offering of its common stock, that the defendants engaged in violations of certain provisions of the Securities Act of 1933, as amended ("Securities Act"), and Mississippi state law. The plaintiff in the Krupnick action alleges for herself and for a purported class of similarly situated stockholders who allegedly purchased Gulf South Common Stock between May 2, 1996 and July 22, 1996, that the defendants engaged in certain violations of the Exchange Act, Rule 10b-5 promulgated thereunder and Mississippi state law. Plaintiffs allege that the defendants artificially inflated the price of Gulf South stock by representing that Gulf South was "well positioned" to grow by increasing its sales to existing customers, including one of its largest customers Living Centers of America, after defendants had been informed by Living Centers that its distribution arrangement with Gulf South was being terminated in favor of a rival medical supply distributor. On August 21, 1998, the court filed an Order dismissing all the allegations in the Krupnick action. That case is presently on appeal to the United States Court of Appeals for the 5th Circuit. The same Order also dismissed the claims against Defendants Hixon, Piper, Tibbitts, Pritchard, Bayer, and Gulf South under section 12(2) of the Securities Act and corresponding claims against Defendants Hixon and Gulf South under section 15 of the Securities Act and Miss. Code Ann. Sections 75-71-717(a)(2) and 75-71-719 in the Klein action. Plaintiffs' claims under section 11 of the Securities Act remain pending in the Klein case. Plaintiffs seek damages, including costs and expenses. PSS believes that the allegations contained in the remaining claims are also without merit and intends to defend vigorously against the claims. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to PSS.

PSS has been named in a purported patent infringement suit filed by Bayer Corp. in the United States District Court for the Middle District of Florida (No.
89-235 Civ. J-21A). In this lawsuit, Bayer alleges that certain of the urinalysis test strips sold under the Penny SaverTM name infringe four Bayer patents. The products are made by YeongDong Pharmaceuticals, which has agreed in writing to indemnify and defend the Company against the infringement claims. YeongDong Pharmaceuticals denies the products infringe the patents. In addition, PSS has indemnity rights against the U.S. distributor of the product, BioSys Laboratories, pursuant to its vendor agreement. Chemical analysis testing of the products conducted under the joint supervision of the parties, however, indicates that some representations YeongDong Pharmaceuticals made to the Company about the technology used by YeongDong Pharmaceuticals in one of the tests on the strip were incorrect. PSS continues to vigorously contest Bayer's claims, but has agreed to remove those Penny SaverTM urinalysis test strip products containing a test pad for leukocytes. The parties are currently in settlement negotiations and PSS believes that there will be a favorable settlement within the next 45 days. However, there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to PSS.

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


ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

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

(d)  Not applicable.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number          Description
-------         -----------------------------------------------------------------------------------------------------
  3.1           Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(12)
  3.2           Amended and Restated Bylaws dated March 15, 1994.(1)
  4.1           Form of Indenture, dated as of October 7, 1997, by and among the
                Company,  the Subsidiary  Guarantors named therein, and SunTrust
                Bank, Central Florida, National Association, as Trustee.(2)
  4.2           Registration  Rights  Agreement,  dated as of  October 7,  1997,  by and  among  the  Company,  the
                Subsidiary  Guarantors  named  therein,  BT Alex.  Brown  Incorporated,  Salamon  Brothers Inc. and
                NationsBanc Montgomery Securities, Inc.(2)
  4.3           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
  4.4           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
  4.5           Shareholder  Protection Rights Agreement,  dated as of April 20,  1998,  between PSS World Medical,
                Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(11)
  10.1          Registration Rights Agreement between the Company and Tullis-Dickerson  Capital Focus, LP, dated as of March 16, 1994.(3)
  10.2          Employment Agreement for Patrick C. Kelly.(14)
  10.3          Incentive Stock Option Plan dated May 14, 1986.(3)
  10.4          Shareholders  Agreement dated March 26,  1986, between the Company,  the Charthouse Co., Underwood,
                Santioni and Dunaway.(3)
  10.5          Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
  10.6          Shareholders Agreement between the Company and John D. Barrow.(3)
  10.7          Amended and Restated Directors Stock Plan.(7)
  10.8          Amended and Restated 1994 Long-Term Incentive Plan.(7)
  10.9          Amended and Restated 1994 Long-Term Stock Plan.(7)
  10.10         1994 Employee Stock Purchase Plan.(4)
  10.11         1994 Amended Incentive Stock Option Plan.(3)
  10.13         Distributorship   Agreement  between  Abbott  Laboratories  and  Physician  Sales &  Service,  Inc.
                (Portions omitted as confidential--Separately filed with Commission).(5)

Exhibit
Number          Description
-------         -----------------------------------------------------------------------------------------------------
  10.14         Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(5)
  10.15         Amendment to Employee Stock Ownership Plan.(7)
  10.15a        Amendment and  Restatement of the Physician  Sales and Service,  Inc.  Employee Stock Ownership and
                Savings Plan.(8)
  10.15b        First  Amendment to the Physician  Sales and Service,  Inc.  Employee  Stock  Ownership and Savings
                Plan.(7)
  10.16         Third  Amended and  Restated  Agreement  and Plan of Merger By and Among Taylor  Medical,  Inc. and
                Physician Sales & Service, Inc. (including exhibits thereto).(6)
  10.17         Agreement and Plan of Merger by and Among  Physician  Sales &  Service,  Inc., PSS Merger Corp. and
                Treadway Enterprises, Inc.(8)
  10.18         Amended and Restated  Agreement and Plan of Merger,  dated as of
                August 22, 1997, among the Company,  Diagnostic  Imaging,  Inc.,
                PSS Merger Corp. and S&W X-ray, Inc.(9)
  10.19         Agreement  and Plan of Merger dated  December 14,  1997 by and among the Company,  PSS Merger Corp.
                and Gulf South Medical Supply, Inc.(10)
  27            Financial Data Schedule (for SEC use only)
----------

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


(b)  Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 15, 1998.


                                PSS WORLD MEDICAL, INC.


                                /s/ DAVID A. SMITH
                                ----------------------------
                                David A. Smith
                                Executive Vice President and
                                Chief Financial Officer