Form 10-Q
period 1999-12-31
PSS WORLD MEDICAL INC
filed 2000-02-14
CIK 920527

29

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     DECEMBER 31, 1999

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

                                 [X] Yes [ ] No

         As of February 11, 2000 a total of 71,020,641 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1999


                                      INDEX

                                                                                                    PAGE NUMBER
PART I    FINANCIAL INFORMATION

          Item 1. Financial Statements
          Condensed Consolidated Balance Sheets -
              December 31, 1999 and April 2, 1999                                                         3
          Condensed Consolidated Statements of Operations -
              For the Three and Nine Months Ended December 31, 1999 and 1998                              4
          Condensed Consolidated Statements of Cash Flows -
              For the Three and Nine Months Ended  December 31, 1999 and 1998                             5
          Notes to Condensed Consolidated Financial Statements -
              December 31, 1999 and 1998                                                                  6
          Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                        17
PART II  OTHER INFORMATION
          Item 1. Legal Proceedings                                                                      27
          Item 2. Changes in Securities and Use of Proceeds                                              27
          Item 6. Exhibits and Reports on Form 8-K                                                       38
SIGNATURES                                                                                               30


                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)


                                                                                    December 31,          April 2,
                                                                                        1999                1999
                                                                                 -------------------  ------------------
                                                                                    (Unaudited)               *
                                               ASSETS
Current Assets:
     Cash and cash equivalents                                                    $    31,394          $    41,106
     Marketable securities                                                             10,681                    3
     Accounts receivable, net                                                         322,289              272,996
     Inventories, net                                                                 198,152              153,626
     Employee advances                                                                    779                  702
     Prepaid expenses and other                                                        78,017               59,413
                                                                                 -------------------  ------------------
Total current assets                                                                  641,312              527,846

Property and equipment, net                                                            58,934               48,167
Other Assets:
     Intangibles, net                                                                 190,302              146,082
     Other                                                                             25,002               21,286
                                                                                 ===================  ==================
Total assets                                                                      $   915,550          $   743,381
                                                                                 ===================  ==================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                             $   155,939          $   112,966
     Accrued expenses                                                                  42,845               48,704
     Current maturities of long-term debt and capital lease obligations                 4,774                1,062
     Other                                                                             17,545                8,536
                                                                                 -------------------  ------------------
Total current liabilities                                                             221,103              171,268
Long-term debt and capital lease obligations, net of current portion                  231,855              152,442
Other                                                                                   6,382                3,111
                                                                                 -------------------  ------------------
Total liabilities                                                                     459,340              326,821
                                                                                 -------------------  ------------------

Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
and outstanding                                                                            --                   --
Common stock, $.01 par value; 150,000,000 shares authorized, 71,016,141 and
     70,796,024 shares issued and outstanding at December 31, 1999 and April 2,
     1999, respectively                                                                   710                  708
Additional paid-in capital                                                            349,637              349,460
Retained earnings                                                                     109,234               70,211
Cumulative other comprehensive income                                                  (1,242)              (1,177)
                                                                                 -------------------  ------------------
                                                                                      458,339              419,202
Unearned ESOP shares                                                                   (2,129)              (2,642)
                                                                                 ------------------  -------------------
Total shareholders' equity                                                            456,210              416,560
                                                                                 ------------------  -------------------
Total liabilities and shareholders' equity                                        $   915,550          $   743,381
                                                                                 ===================  ==================


                 * Condensed from audited financial statements.
              The accompanying notes are an integral part of these
                        condensed consolidated statements

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)




                                                             Three Months Ended                 Nine Months Ended
                                                       --------------------------------  ---------------------------------
                                                        December 31,    December 31,      December 31,     December 31,
                                                            1999            1998              1999             1998
                                                       --------------------------------  ---------------------------------
 Net sales                                               $   462,093     $   399,547       $  1,351,052     $  1,154,475
 Cost of goods sold                                          338,041         289,862            988,877          842,691
                                                       --------------- ----------------  ---------------- ----------------
 Gross profit                                                124,052         109,685            362,175          311,784

 General and administrative expenses                          62,307          53,913            186,958          160,746
 Selling expenses                                             38,802          32,484            109,622           88,953
                                                       --------------- ----------------  ---------------- ----------------
 Income from operations                                       22,943          23,288             65,595           62,085
                                                       --------------- ----------------  ---------------- ----------------

 Other income (expense):
 Interest expense                                             (4,063)         (2,701)           (10,436)          (8,834)
 Interest and investment income                                  380             506              1,308            3,651
 Other income                                                  1,551           1,819              9,904            3,839
                                                       --------------- ----------------  ---------------- ----------------
                                                              (2,132)           (376)               776           (1,344)
                                                       --------------- ----------------  ---------------- ----------------

 Income before provision for income taxes                     20,811          22,912             66,371           60,741
 Provision for income taxes                                    8,885           9,090             27,348           24,744
                                                       =============== ================  ================ ================
 Net income                                              $    11,926     $    13,822        $    39,023      $    35,997
                                                       =============== ================  ================ ================

 Earnings per share:
 Basic                                                  $       0.17    $       0.20      $      0.55      $      0.51
                                                       =============== ================  ================ ================
 Diluted                                                $       0.17    $       0.19      $      0.55      $      0.50
                                                       =============== ================  ================ ================

 Weighted average shares outstanding (in thousands):
 Basic                                                        71,075          70,615             71,006           70,481
                                                       =============== ================  ================ ================
 Diluted                                                      71,250          72,118             71,257           71,731
                                                       =============== ================  ================ ================















              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                           Nine Months Ended
                                                                                  ------------------------------------
                                                                                    December 31,      December 31,
                                                                                        1999              1998
                                                                                  ------------------ -----------------


Cash Flows From Operating Activities:
   Net income                                                                      $    39,023          $   35,997
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                               14,427              15,426
            Provision for doubtful accounts                                              2,897               2,213
            Gain on sale of fixed assets                                                  (296)                 --
            Amortization of unearned ESOP                                                  435                  --
            Deferred compensation                                                          198                 222
            Changes in operating assets and liabilities, net of effects from business acquisitions:
                 Accounts receivable, net                                              (40,283)            (41,518)
                  Inventories                                                          (28,233)              9,549
                  Prepaid expenses and other current assets                            (13,645)             (1,129)
                 Other assets                                                           (6,469)             (2,627)
                 Accounts payable, accrued expenses and other liabilities               24,097             (28,708)
                                                                                  ------------------ -----------------
                         Net cash used in operating activities                          (7,849)            (10,575)
                                                                                  ------------------ -----------------

Cash Flows From Investing Activities:
       Purchases of marketable securities                                              (10,665)            (50,559)
       Proceeds from sales and maturities of marketable securities                          --             125,133
       Proceeds from sale of fixed assets                                                2,003                  --
       Capital expenditures                                                            (17,893)            (16,632)
       Purchases of businesses, net of cash acquired                                   (45,975)            (55,678)
       Payments on noncompete agreements                                                (5,081)             (2,032)
                                                                                  ------------------ -----------------
                         Net cash (used in) provided by investing activities           (77,611)                232
                                                                                  ------------------ -----------------

Cash Flows From Financing Activities:
       Proceeds from borrowings                                                         79,487                  --
       Repayment of borrowings                                                          (3,489)            (16,044)
       Principal payments under capital lease obligations                                 (245)               (299)
       Proceeds from issuance of common stock                                               60               3,838
                                                                                  ------------------ -----------------
                         Net cash provided by (used in) financing activities            75,813             (12,505)
                                                                                  ------------------ -----------------
Foreign currency translation adjustment                                                    (65)                 99
                                                                                  ------------------ -----------------

Net decrease in cash and cash equivalents                                               (9,712)            (22,749)

Cash and cash equivalents, beginning of period                                          41,106              81,483

                                                                                  ================== =================
Cash and cash equivalents, end of period                                            $   31,394          $   58,734
                                                                                  ================== =================






              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




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

The Company operates on a thirteen week quarter which ends on the Friday closest to each calendar quarter end. For purposes of presentation and clarity, calendar quarter dates will be used for discussion and tables in this filing.

The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year.


NOTE 2 - BUSINESS ACQUISITIONS

Purchase Acquisitions

During the three months ended December 31, 1999, the Company acquired certain assets and assumed certain liabilities of four imaging supply and equipment distributors. A summary of the details of the transactions follows:

                                                December 31, 1999
                                                -----------------
    Number of acquisitions....................             4
    Total consideration.......................      $ 16,884
    Cash paid, net of cash acquired...........        12,007
    Goodwill recorded.........................         9,670
    Value of Noncompete Agreements............           820

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 -Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


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

The accompanying consolidated financial statements reflect the preliminary allocation of the purchase price. The allocation of the purchase price, performed using values and estimates available as of the date of the financial statements, has not been finalized due to certain pre-acquisition contingencies identified by the Company and the nature of the estimates required in the establishment of the Company's merger integration plans. Accordingly, goodwill associated with these acquisitions may increase or decrease in the next twelve months.

In addition, the terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash or with the Company's common stock and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $13.5 million (payable through fiscal 2003). The first potential earn-out payment is payable during the fourth quarter of Fiscal 2000.

The following table summarizes the adjustments recorded against goodwill during the three months ended December 31, 1999:

                                                         Three Months Ended
                                                         December 31, 1999
                                                        --------------------
    Merger costs and expenses.....................         $   (19)
                                                        --------------------
                                                           $   (19)
                                                        ====================

During the three months ended December 31, 1999, the Company recorded $42 of merger integration costs and expenses directly to goodwill as incurred as these costs were contemplated at the time of acquisition. In addition, the Company reversed $61 of the relocation accrual. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the merger plan.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 -Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


NOTE 3 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

Charges Included In General and Administrative Expenses

In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                      Three Months Ended                    Nine Months Ended
                                             -------------------------------------------------------------------------
                                             December 31, 1999 December 31, 1998  December 31, 1999  December 31, 1998
                                             ----------------- -----------------  -----------------  -----------------
    Merger costs and expenses                     $     (14)       $     989            $   (260)         $ 1,475
    Restructuring costs and expenses                  1,589              498               9,808            3,009
    Information systems accelerated
    depreciation                                         --            1,814                  --            4,323
    Other                                            (1,221)              --              (1,221)              --
                                             ----------------- -----------------  -----------------  -----------------
    Total                                         $     354        $   3,301            $  8,327          $ 8,807
                                             ================= =================  =================  =================

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

Merger costs and expenses for the three months ended December 31, 1999 included $399 of merger charges expensed as incurred, which primarily related to branch shutdown costs. In addition, the company reversed $413 of merger costs and expenses into income, which related to an over accrual for lease termination costs and an over accrual for employee termination benefits. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the merger plan.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 -Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

Restructuring Costs and Expenses

Restructuring costs and expenses for the three months ended December 31, 1999 included $2,590 of charges that were expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the company reversed $1,001 of restructuring costs into income, which related to over accruals for lease termination costs and involuntary employee termination costs. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan.

Other

During the three months ended December 31, 1999, the Company performed an analysis and reversed $1,221 of a previously recorded operating tax charge reserve.


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

Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheet, were $1,951 at December 31, 1999. The discussion and roll forward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


Significant Pooling-of-Interests Business Combination Plan

The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W X-Ray, Inc. ("S&W") with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:

                                     Involuntary
                                       Employee       Lease
                                     Termination  Termination
                                        Costs        Costs          Total
                                     ------------ ------------- --------------
    Balance  at  September  30, 1999  $   122      $   429        $  551
         Adjustments                     (113)        (300)         (413)
         Additions                         --           --            --
         Utilized                          (9)          (6)          (15)
                                     ============ ============= ==============
    Balance  at  December   31, 1999  $     0      $   123        $  123
                                     ============ ============= ==============


As of December 31, 1999, all of the employees have been terminated, and all of the seven identified distribution facilities had been shut down. During the three months ended December 31, 1999, management determined that all costs related to the merger plan had been incurred except for lease termination costs for one location that will be paid through fiscal 2002. Management was able to renegotiate lease buy outs for all locations except one. In addition, settlements were made with several employees for involuntary termination costs which caused actual costs to be less than management's original estimate. Therefore, an adjustment of $413 was made to reverse the over accrual of involuntary employee termination costs and lease termination costs. Refer to
Note 3, Charges Included in General and Administrative Expenses.


Nonsignificant Poolings-of-Interests Business Combination Plans

The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity for the three months ended December 31, 1999, which related to four nonsignificant pooling-of-interests business combinations completed during fiscal 1999, is as follows:


                                     Involuntary
                                       Employee       Lease         Branch
                                     Termination   Termination     Shutdown
                                        Costs         Costs          Costs          Total
                                     ------------- ------------- -------------- --------------
    Balance at September  30, 1999     $   74         $ 791        $   25          $ 890
         Adjustments                       --            --            --             --
         Additions                         --            --            --             --
         Utilized                          --          (101)           (1)          (102)
                                     ------------- ------------- -------------- --------------
    Balance at December   31, 1999     $   74         $ 690      $     24          $ 788
                                     ============= ============= ============== ==============


The Imaging Business acquired TriStar Imaging Systems, Inc. ("TriStar") in October 1998, and management formalized and adopted an integration plan in April 1999 to integrate the operations of the acquired company. Approximately $711 of the $788 accrued merger costs and expenses at December 31, 1999 relate to this integration

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

plan. This integration plan was completed during the second quarter of fiscal 2000 with all facilities being shut down; however, lease termination payments will extend through fiscal 2007.

Nonsignificant Purchase Business Combination Plans

The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity for the three months ended December 31, 1999 which related to three nonsignificant purchase business combinations completed during fiscal 1999, is as follows:

                                                  Involuntary
                                                    Employee       Lease          Branch
                                     Relocation   Termination   Termination      Shutdown
                                        Costs        Costs         Costs           Costs           Total
                                     ------------ ------------- ------------- --------------- --------------
    Balance at September 30, 1999      $   86      $   434       $   722         $   34         $ 1,276
         Adjustments                      (61)          --            --             --             (61)
         Additions                         --           --            --             --              --
         Utilized                          --           --          (156)           (19)           (175)
                                     ------------ ------------- ------------- --------------- --------------
    Balance at December 31, 1999       $   25      $   434       $   566         $   15         $ 1,040
                                     ============ ============= ============= =============== ==============

The Imaging Business acquired Gilbert X-Ray, Inc. in September 1998 and management formalized and adopted two separate integration plans in fiscal 1999 to integrate the operations of the acquired company. Approximately $670 of the $1,040 accrued merger costs and expenses at December 31, 1999 relate to these integration plans. Relocation costs are for five employees of which three had been relocated as of December 31, 1999. During the three months ended December 31, 1999, management determined that the remaining other people identified in the integration plans would not be relocated. Therefore, a goodwill adjustment of $61 was made to reverse the accrual for relocation for these two employees. Management expects to pay out the remaining relocation costs accrual during the fourth quarter of fiscal 2000. Involuntary employee termination costs are costs for twenty-six employees, including severance and benefits, who represent duplicative functions in the accounting, purchasing, human resource, warehouse and computer support departments at locations where facilities were combined into existing facilities. As of December 31, 1999, nine employees have been terminated. Management identified eight distribution facilities to be closed in which all operations would be ceased due to duplicative functions, all of which had been shut down by December 31, 1999. Included in branch shutdown costs are costs related to contractual obligations that existed prior to the merger date but will provide no ongoing value to the Company. Management anticipates these integration plans will be completed during fiscal 2000; however, lease termination payments will extend through fiscal 2003.

In addition, the Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. Approximately $370 of the $1,040 accrued merger costs and expenses at December 31, 1999 relate to this integration plan. As of December 31, 1999, all locations have been shut down and all employees were terminated as a result of the plan. However, lease termination payments will extend through fiscal 2004.

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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

Accrued restructuring costs and expenses related to Plans A and B, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,159 at December 31, 1999. A summary of the restructuring plan activity for the three months ended December 31, 1999 is as follows:

                                     Involuntary
                                       Employee       Lease         Branch
                                     Termination   Termination     Shutdown
                                        Costs         Costs          Costs          Total
                                     ------------- ------------- -------------- --------------
    Balance at September 30, 1999       $ 1,161         $ 696       $   635        $ 2,492
         Adjustments                       (892)          (85)           --           (977)
         Additions                           --            --            --             --
         Utilized                          (147)         (183)          (26)          (356)
                                     ------------- ------------- -------------- --------------
    Balance at December  31, 1999       $   122         $ 428       $   609        $ 1,159
                                     ============= ============= ============== ==============

During fiscal 1999, information system programming delays occurred that were not anticipated at the time the integration plan was finalized and adopted by management. As a result, the information system conversion dates for all locations were delayed. The accruals for involuntary employee termination and branch shutdown costs have not been paid in full as of December 31, 1999 because the information system conversion must be completed prior to consolidating distribution facilities. The lease termination costs will be paid through fiscal 2002.

During the three months ended December 31, 1999, management negotiated a settlement on one lease which caused actual lease termination costs to be less than management's original estimate. In addition, settlements were made with several employees for involuntary employee termination costs that caused actual costs to be less than management's original estimate. Therefore, an adjustment of $85 was made to the lease termination costs accrual and an adjustment of $892 was made to the involuntary employee termination costs accrual to reflect the change in estimated costs and expenses. Although all locations identified in Plan A and Plan B have been shutdown, costs are still being incurred relating to these branch shutdowns. Management will review the branch shutdown costs during the fourth quarter of fiscal 200 to determine if an adjustment should be made. Refer to Note 3, Charges Included in General and Administrative Expenses.

Plan A

As of December 31, 1999, all employees were terminated as a result of the plan, with the related severance payments to be made in the fourth quarter of fiscal 2000. As of December 31, 1999, all of the locations were merged into existing locations.

Plan B

As of December 31, 1999, all of the six locations had been shut down. As of September 30, 1999, all employees were terminated as a result of the plan, with the related severance payments to be made in the fourth quarter of fiscal 2000.

During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for the GSMS division to Jacksonville, Florida where the corporate offices for the DI and PSS divisions exist. The Company began implementing the restructuring plan during the second quarter of fiscal 2000, which impacted all divisions ("Plan C").
Accrued restructuring costs and expenses related to Plan C were $1,950 at December 31, 1999.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


A summary of the restructuring plan activity for the three months ended December 31, 1999 is as follows:

                                     Involuntary
                                       Employee       Lease         Branch
                                     Termination   Termination     Shutdown
                                        Costs         Costs          Costs          Total
                                     ------------- ------------- -------------- --------------
    Balance at September 30, 1999      $   1,952     $     --      $    461      $   3,521
         Adjustments                          (2)         (22)           --            (24)
         Additions                            --           --            --             --
         Utilized                         (1,335)        (150)          (62)        (1,547)
                                     ------------- ------------- -------------- --------------
    Balance at December 31, 1999       $     615     $    936      $    399      $   1,950
                                     ============= ============= ============== ==============

Plan C

Plan C involved the shutdown of the Jackson, MS, corporate office of Gulf South, merging 14 operating locations into existing locations, and eliminating overlapping regional operations and management functions. As of December 31, 1999, 11 locations were merged into existing locations and the Gulf South corporate office had been integrated with the Jacksonville corporate office. The plan also included the termination of approximately 250 employees from operations, administration, and management. As of December 31, 1999, 209 employees were terminated as a result of the plan.

During the three months ended December 31, 1999, management negotiated a settlement on one lease which caused actual lease termination costs to be less than management's original estimate. In addition, settlements were made with two employees for involuntary employee termination costs which caused actual costs to be less than management's original estimate. Therefore, an adjustment of $22 was made to the lease termination costs accrual and an adjustment of $2 was made to the involuntary employee termination costs accrual to reflect the changes in estimated costs and expenses. Refer to Note 3, Charges Included in General and Administrative Expenses.


NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company during the three and nine months ended December 31, 1999 and 1998, as detailed in the following table:

                                                      Three Months Ended                     Nine Months Ended
                                             ------------------------------------  ------------------------------------
                                             December 31, 1999  December 31, 1998  December 31, 1999  December 31, 1998
                                             -----------------  -----------------  -----------------  -----------------
    Net income..........................        $   11,926         $   13,822         $   39,023         $    35,997
                                             =================  =================  =================  =================
    Other comprehensive (expense)
       income, net of tax:
       Foreign   currency    translation
          adjustment....................              (106)                20                (65)                 99
                                             -----------------  -----------------  -----------------  -----------------
    Comprehensive income................        $   11,820         $   13,842         $   38,958          $   36,096
                                             =================  =================  =================  =================

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)



NOTE 6 - EARNINGS PER SHARE

The calculation of basic earnings per common share and diluted earnings per common share is as follows:

                                                                 Three Months Ended                 Nine Months Ended
                                                            ------------------------------    ------------------------------
                                                              December      December 31,        December        December
                                                              31, 1999          1998            31, 1999        31, 1998
                                                            -------------   --------------    -------------   --------------
    Net income........................................      $   11,926       $   13,822        $   39,023      $   35,997
                                                            =============   ==============    =============   ==============
    Earnings per share:
       Basic..........................................      $       0.17     $      0.20       $      0.55     $      0.51
                                                            =============   ==============    =============   ==============
       Diluted........................................      $       0.17     $      0.19       $      0.55     $      0.50
                                                            =============   ==============    =============   ==============

    Weighted average shares outstanding (in thousands):
       Common shares..................................            71,075          70,615            71,006          70,481
       Assumed exercise of stock options and warrants.               175           1,503               251           1,250
                                                            -------------   --------------    -------------   --------------
       Diluted shares outstanding.....................            71,250          72,118            71,257          71,731
                                                            =============   ==============    =============   ==============


NOTE 7 - SEGMENT INFORMATION

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

The Physician Supply Business is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate care markets in the United States. GSMS is a distributor of medical supplies and other products to the long-term care market. WorldMed Int'l along with WorldMed, Inc. manages and develops PSS' European medical equipment and supply distribution market

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS December 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:

                                                         Three Months Ended                     Nine Months Ended
                                                 -----------------------------------   ------------------------------------
                                                 December 31, 1999 December 31, 1998   December 31, 1999  December 31, 1998
                                                 ----------------- -----------------   -----------------  -----------------
NET SALES:
   Physician Supply Business                      $    177,712      $    168,620        $   530,859         $   506,956
   Imaging Business                                    184,193           136,836            520,038             372,795
   Long-Term Care Business                              92,581            85,040            276,872             255,993
   Other (a)                                             7,607             9,051             23,283              18,731
                                                 ----------------- -----------------   -----------------  -----------------
       Total net sales                            $    462,093      $    399,547        $ 1,351,052         $ 1,154,475
                                                 ================= =================   =================  =================

INCOME FROM OPERATIONS:
   Physician Supply Business                      $     11,730      $     12,614        $    35,867         $    33,788
   Imaging Business                                      7,777             6,266             22,170              13,958
   Long-Term Care Business                               3,561             5,474              7,563              16,577
   Other (a)                                              (125)           (1,066)                (5)             (2,238)
                                                 ----------------- -----------------   -----------------  -----------------
       Total income from operations               $     22,943      $     23,288        $    65,595         $    62,085
                                                 ================= =================   =================  =================

CHARGES INCLUDED IN GENERAL AND
  ADMINISTRATIVE EXPENSES:
   Physician Supply Business                      $        360      $      1,043        $     1,590         $     2,775
   Imaging Business                                        447               709              2,261               2,654
   Long-Term Care Business                                (482)              441              3,507               2,133
   Other (a)                                                29             1,108                969               1,245
                                                 ----------------- -----------------   -----------------  -----------------
       Total charges included in general and
            administrative expenses               $        354      $      3,301        $     8,327         $     8,807
                                                 ================= =================   =================  =================

DEPRECIATION:
   Physician Supply Business                      $      1,065      $      1,973        $     3,046         $     5,739
   Imaging Business                                        839             1,126              2,390               2,648
   Long-Term Care Business                                 337               368              1,148               1,029
   Other (a)                                                67                50                167                 225
                                                 ----------------- -----------------   -----------------  -----------------
       Total depreciation                         $      2,308      $      3,517        $     6,751         $     9,641
                                                 ================= =================   =================  =================

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
   Physician Supply Business                      $        417      $        506        $     1,480         $     2,190
   Imaging Business                                      1,538             1,124              4,235               2,292
   Long-Term Care Business                                 604               448              1,765               1,303
   Other (a)                                               100                --                196                  --
                                                 ----------------- -----------------   -----------------  -----------------
       Total amortization of intangible and
            other assets                          $      2,659      $      2,078        $     7,676         $     5,785
                                                 ================= =================   =================  =================

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business                      $        434      $        739        $       700         $     1,052
   Imaging Business                                        597               150                840                 291
   Long-Term Care Business                                 500                46              1,357                 354
   Other (a)                                                (8)              241                 --                 516
                                                 ----------------- -----------------   -----------------  -----------------
       Total provision for doubtful accounts      $      1,523      $      1,176        $     2,897         $     2,213
                                                 ================= =================   =================  =================

CAPITAL EXPENDITURES:
   Physician Supply Business                      $      2,914      $      4,297        $     8,882         $    10,047
   Imaging Business                                      1,267             2,057              4,947               5,370
   Long-Term Care Business                               1,226               492              3,078               1,307
   Other (a)                                               453              (195)               986                 (92)
                                                 ----------------- -----------------   -----------------  -----------------
       Total capital expenditures                 $      5,860      $      6,651        $    17,893         $    16,632
                                                 ================= =================   =================  =================


(a)  Other includes the holding company and the International subsidiaries

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS DECEMBER 31, 1999 AND 1998 - Continued
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


                                     December 31, 1999   April 2, 1999
                                     -----------------   -------------
ASSETS:
   Physician Supply Business            $  255,519         $ 236,452
   Imaging Business                        375,628           277,250
   Long-Term Care Business                 218,512           174,868
   Other (a)                                65,891            54,811
                                     -----------------   -------------
       Total assets                     $  915,550         $ 743,381
                                     =================   =============

(a)  Other includes the holding company and the International subsidiaries

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

ITEM 2.                 PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 106 service centers to customers in all 50 states and three European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 52 medical supply distribution service centers with approximately 721 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 38 imaging distribution service centers with approximately 900 service specialists and 250 sales representatives ("Imaging Business") serving over 17,000 customer sites in 42 states. The Imaging Business' primary market is the approximately 10,000 hospitals and other alternate-site imaging companies operating approximately 40,000 office sites throughout the United States.

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

Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 37.1% of the Long-Term Care Business revenues for the three months ended December 31, 1999 represented sales to its top five customers. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.


RESULTS OF OPERATIONS

The following is management's discussion and analysis of the results of operations for the three and nine months ended December 31, 1999 and 1998.


tHREE AND NINE MONTHS ENDED December 31, 1999 VersUs three AND NINE months ended December 31, 1998

Net Sales. Net sales for the three months ended December 31, 1999 totaled $462.1 million, an increase of $62.6 million, or 15.7%, over the three months ended December 31, 1998 total of $399.5 million. Net sales for the nine months ended December 31, 1999 totaled $1,351.1 million, an increase of $196.6 million, or 17.0%, over the nine months ended December 31, 1998 total of $1,154.5 million. The increase in sales can be attributed to (i) net sales from the acquisition of companies during fiscal years 1999 and 2000 accounted for as purchases; (ii) internal sales growth of centers operating at least two years; (iii) the Company's focus on diagnostic equipment sales; and (iv) incremental sales generated in connection with exclusive and semi-exclusive vendor relationships.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

For the three months ended December 31, 1999, net sales contribution from acquisitions totaled approximately $1.9 million, $36.3 million, and $9.3 million for the Physician Supply, Imaging, and Long-Term Care Businesses, respectively. For the nine months ended December 31, 1999, net sales contribution from acquisitions totaled approximately $6.1 million, $133.7 million, and $25.7 million for the Physician Supply, Imaging, and Long-Term Care Businesses, respectively. These amounts reflect the incremental impact of acquisitions completed during fiscal years 1999 and 2000 on the comparable three and nine month results.

Gross Profit. Gross profit for the three months ended December 31, 1999 totaled $124.1 million, an increase of $14.4 million, or 13.1%, over the three months December 31, 1998 total of $109.7 million. Gross profit for the nine months ended December 31, 1999 totaled $362.2 million, an increase of $50.4 million, or 16.2%, over the nine months ended December 31, 1998 total of $311.8 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 26.9% and 27.4% for the three months ended December 31, 1999 and 1998, respectively, and 26.8% and 27.0% for the nine months ended December 31, 1999 and 1998, respectively. Although there has been considerable gross margin pressure from several industry environmental factors, as well as internal pressure from an increasing mix of Imaging Business revenues at lower margins, the Company has successfully maintained its overall gross margins. Gross margin as a percentage of sales increased due to (i) an increase in the sales mix of higher margin diagnostic equipment and service, (ii) an increase in sales of higher margin private label products, (iii) the effect of negotiated lower product purchasing costs which resulted, and (iv) the elimination of lower margin acquired Imaging Business revenues. This is offset by the expansion of imaging revenues with lower gross profit margins and lower sequential margins in the Long-Term Care Business.

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

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 1999 totaled $62.3 million, an increase of $8.4 million, or 15.6%, from the three months ended December 31, 1998 total of $53.9 million. General and administrative expense as a percentage of net sales was 13.5% for the comparable three-month period. General and administrative expenses for the nine months ended December 31, 1999 totaled $187.0 million, an increase of $26.3 million, or 16.4%, from the nine months ended December 31, 1998 total of $160.7 million. General and administrative expense as a percentage of net sales was 13.8% and 13.9% for the comparable nine-month period.

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

                                                      Three Months Ended                    Nine Months Ended
                                             -------------------------------------------------------------------------
                                             December 31, 1999 December 31, 1998  December 31, 1999  December 31, 1998
                                             ----------------- -----------------  -----------------  -----------------
    Merger costs and expenses                     $     (14)       $     989            $   (260)         $ 1,475
    Restructuring costs and expenses                  1,589              498               9,808            3,009
    Information systems accelerated
    depreciation                                         --            1,814                  --            4,323
    Other                                            (1,221)              --              (1,221)              --
                                             ----------------- -----------------  -----------------  -----------------
    Total                                         $     354        $   3,301            $  8,327          $ 8,807
                                             ================= =================  =================  =================

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Selling Expenses. Selling expenses for the three months ended December 31, 1999 totaled $38.8 million, an increase of $6.3 million, or 19.4 %, over the three months ended December 31, 1998 total of $32.5 million. Selling expense as a percentage of net sales was approximately 8.4% and 8.1% for the three months ended December 31, 1999 and 1998, respectively. Selling expenses for the nine months ended December 31, 1999 totaled $109.6 million, an increase of $20.6 million, or 23.1%, over the nine months ended December 31, 1998 total of $89.0 million. Selling expense as a percentage of net sales was approximately 8.1% and 7.7% for the nine months ended December 31, 1999 and 1998, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales. During the later part of fiscal 1999, sales commissions as a percent of net sales increased due (i) to the addition of new sales representatives which are currently paid salary but in the future will convert to a variable commission to increase or replace existing low performance sales representatives, (ii) acquisition of sales representatives at the Imaging Business that are in transition to the Company's commission plan, and (iii) the short-term impact of the Long-Term Care Business changing of its compensation plan for its sales representatives.

Operating Income. Operating income for the three months ended December 31, 1999 totaled $22.9 million, a decrease of $0.4million, or 1.7%, over the three months ended December 31, 1998 total of 23.3 million. As a percentage of net sales, operating income decreased to 5.0% from 5.8% from the comparable prior year period primarily due to the impact of the factores described above. Operating income for the nine months ended December 31, 1999 totaled $65.6 million, an increase of $3.5 million, or 5.6%, over the nine months ended December 31, 1998 total of $62.1 million. As a percentage of net sales, operating income decreased to 4.9% from 5.4% from the comparable prior year period primarily due to the factors described above.

Interest Expense. Interest expense for the three months ended December 31, 1999 totaled $4.1 million, an increase of $1.4 million, or 51.9%, over the three months ended December 31, 1998 total of $2.7 million. Interest expense for the nine months ended December 31, 1999 totaled $10.4 million, an increase of $1.6 million, or 18.2%, over the nine months ended December 31, 1998 total of $8.8 million. The increase in interest expense for the three and nine month periods is primarily attributable to an increase of outstanding debt under the revolving credit facility.

Interest and Investment Income. Interest and investment income for the three months ended December 31, 1999 totaled $0.4 million, a decrease of $0.1 million, or 20%, over the three months ended December 31, 1998 total of $0.5 million. Interest and investment income for the nine months ended December 31, 1999 totaled $1.3 million, a decrease of $2.4 million, or 64.9%, over the nine months ended December 31, 1998 total of $3.7 million. These decreases primarily resulted from lower levels of invested capital due to the use of cash and investments to fund capital expenditures and business acquisitions during fiscal 1999.

Other Income. Other income for the three months ended December 31, 1999 totaled $1.6 million, an decrease of $0.2 million, or 11.1%, over the three months ended December 31, 1998 total of $1.8 million. Other income for the nine months ended December 31, 1999 totaled $9.9 million, an increase of $6.1 million, or 160.5%, over the nine months ended December 31, 1998 total of $3.8 million. Normally, other income primarily consists of finance charges on customer accounts and financing performance incentives. Included in other income for the nine months ended December 31, 1999 was approximately $6.5 million relating to a favorable medical x-ray film antitrust settlement claim.

Provision for Income Taxes. Provision for income taxes for the three months ended December 31, 1999 totaled $8.9 million, a decrease of $0.2 million, or 2.2%, over the three months ended December 31, 1998 total of $9.1 million. The effective income tax rate was 42.8% and 39.7% for the three months ended December 31, 1999 and 1998, respectively. Provision for income taxes for nine months ended December 31, 1999 totaled $27.3 million, an increase of $2.6 million, or 10.5%, over the nine months ended December 31, 1998 total of $24.7 million. The

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

effective income tax rate was 41.1% and 40.6% for the nine months ended December 31, 1999 and 1998, respectively. The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary.

Net Income. Net income for the three months ended December 31, 1999 totaled $11.9 million, a decrease of $1.9 million, or 13.8%, over the three months ended December 31, 1998 total of $13.8 million. As a percentage of net sales, net income decreased to 2.6% from 3.5% for the comparable prior year period primarily due to the factors described above. Net income for the nine months ended December 31, 1999 totaled $39.0 million, an increase of $3.0 million, or 8.3%, over the nine months ended December 31, 1998 total of $36.0 million. As a percentage of net sales, net income decreased to 2.9% from 3.1% for the comparable prior year period primarily due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

Net cash used in operating activities was $(7.8) million and $(10.6) million for the nine months ended December 31, 1999 and 1998, respectively. Cash flows from operations during the three months ended December
31, 1999 were impacted by approximately $40.0 million of additional inventory carried by PSS, DI and GSMS due to Year 2000 build-up. In addition, accounts receivable increased approximately $20 million primarily due to
disruptions  caused by the transition   of  the  Gulf  South   administrative
offices and functions to Jacksonville, FL. The Company expects normalization of these balances by March 31, 2000.

Net cash used in investing activities was $(77.6) million and $0.2 million for the three months ended December 31, 1999 and 1998, respectively. These funds were primarily utilized to finance the acquisition of new service centers and capital expenditures. Cash flows from investing activities for the nine months ended December 31, 1998, include approximately $74.6 million of net proceeds from sales and maturities of marketable securities. The increase in capital expenditures in fiscal years 1999 and 2000 over prior fiscal years is primarily attributable to new computer systems being implemented across all the Company's divisions.

Net cash provided by (used in) financing activities was $75.8 million and $(12.5) million for the nine months ended December 31, 1999 and 1998, respectively. During the nine months ended December 31, 1999, the Company borrowed $46.0 million from its revolving credit facility to fund business acquisitions and $30.0 million for working capital purposes described above in cash used in operating activities.

The Company had working capital of $420.2 million and $356.6 million as of December 31, 1999 and April 2, 1999, respectively. Accounts receivable, net of allowances, were $322.3 million and $273.0 million at December 31, 1999 and April 2, 1999, respectively. The average number of days sales in accounts receivable outstanding was approximately 59.5 and 56.0 days for the nine months ended December 31, 1999 (annualized) and the year ended April 2, 1999, respectively. For the nine months ended December 31, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized days sales in accounts receivable of approximately 55.7, 52.7, and 77.6 days, respectively.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Inventories were $198.2 million and $153.6 million as of December 31, 1999 and April 2, 1999, respectively. The Company had inventory turnover of 7.5x and 8.1x times for the nine months ended December 31, 1999 (annualized) and the year ended April 2, 1999, respectively. For the nine months ended December 31, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 7.6x, 7.7x, and 7.2, respectively.

The following table presents EBITDA and other financial data for the three and nine months ended December 31, 1999 and 1998 (in thousands):

                                                                          Three Months Ended              Nine Months Ended
                                                                     ----------------------------   ----------------------------
                                                                     December 31,    December 31,   December 31,    December 31,
                                                                         1999            1998           1999            1998
                                                                     ------------    ------------   ------------    ------------
Other Financial Data:
   Income before provision for income taxes                           $   20,811      $   22,912     $  66,371       $   60,741
   Plus:  Interest Expense                                                 4,063           2,701        10,436            8,834
                                                                     ------------    ------------   ------------    ------------
   EBIT (a)                                                               24,874          25,613        76,807           69,575
   Plus:  Depreciation and amortization                                    4,967           5,595        14,427           15,426
                                                                     ------------    ------------   ------------    ------------
   EBITDA (b)                                                             29,841          31,208        91,234           85,001
   Unusual Charges Included in Continuing Operations (h)                     354           1,487         8,327            4,484
   Cash Paid For Unusual Charges Included in Continuing Operations        (5,192)         (4,922)      (13,205)         (17,920)
                                                                     ------------    ------------   ------------    ------------
   Adjusted EBITDA (c)                                                $   25,003      $   27,773     $  86,356       $   71,565

   EBITDA Coverage (d)                                                      7.3x           11.6x         8.7x             9.6x
   EBITDA Margin (e)                                                        6.5%            7.8%         6.8%             7.4%
   Adjusted EBITDA Coverage (f)                                             6.2x           10.3x         8.3x             8.1x
   Adjusted EBITDA Margin (g)                                               5.4%            7.0%         6.4%             6.2%

   Cash used in operating activities                                                                 $  (7.8)       $   (10.6)
   Cash (used in) provided by investing activities                                                   $ (77.6)       $     0.2
   Cash provided by (used in) financing activities                                                   $  75.8        $   (12.5)

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

On October 20, 1999, the Company amended its $140.0 million senior revolving credit facility to allow for repurchases of up to $50.0 million of the Company's common stock through October 31, 2000. In addition, the amendment modified the consolidated net worth maintenance covenant to reduce the $337.0 million minimum compliance level by any repurchases made by the Company of its common stock.

The Company was in compliance with the debt covenants under the Notes and credit facility as of December 31, 1999.

As of December 31, 1999, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.


Quantitative and qualitative disclosures about market risk

As of December 31, 1999, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate plus 0.25% (8.5% at December 31, 1999) or LIBOR plus 1.25% (a weighted average of 7.3% at December 31, 1999).

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

Company's Year 2000 Program and Systems

The Company has developed, and implemented, a Year 2000 program to address both information technology ("IT") and non-IT systems. The Company's business applications reside on a group of mini computers, servers and personal computers. The Company also uses laptop computers that serve as sales force and service technician automation tools. The Company's IT systems include computer and data network hardware, internally developed software, and software purchased or licensed from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications and warehouse equipment. The Company initiated a Year 2000 compliance program during May 1998, and the progress of this program has been communicated regularly to the Audit Committee of the Company's Board of Directors. The Company's approach to address the Year 2000 compliance program included the following phases: inventory, assessment, planning, remediation, testing, and implementation, third party risk management, and business continuity planning.

Company's State of Year 2000 Readiness

The Company believes that its existing systems are substantially Year 2000 compliant. The Company substantially completed inventory, assessment, and plans for remediation of its critical IT systems during the quarter ended December 1998. Remediation and testing of these critical systems included upgrading, replacing, or modifying non-compliant components, and was substantially completed during the quarter ended March 1999. Implementation of these remediation efforts is now substantially complete, and has been substantially complete since the quarter ended June 1999. As a precaution against possible errors or omissions to our remediation efforts, the Company tested substantially all systems, critical and non-critical. These tests were substantially completed in the quarter ended September 1999.

The Company has completed an inventory and assessment of its non-critical IT and all non-IT systems. Remediation efforts of non-critical systems have included the development and implementation of ICONWeb, a new enhanced version of the Physician Supply Business sales force automation software, and the remediation of the Accuscan software that Gulf South provides its customers to monitor and order inventory. The new ICONWeb software, which includes enhanced functionality, has been successfully implemented. Remediated software has been implemented for the customers currently using Accuscan. The Company has substantially completed inventories, assessments, planning , remediation, and testing of all other non-critical IT and all non-IT systems.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Costs for Company's Year 2000 Program

The total costs of addressing the Company's Year 2000 readiness issues are not expected to be material to the Company's financial condition or results of operations. Since initiation of its program in calendar year 1998, the Company has expensed approximately $2.0 million on a worldwide basis in costs on a pretax basis to address its Year 2000 readiness issues. These expenditures include information system replacement and embedded technology upgrade costs of $0.4 million, supplier and customer compliance costs of $0.2 million and all other costs of $1.4 million. As of the time of this filing, the Company currently estimates that all costs necessary for addressing its internal Year 2000 readiness, on a worldwide basis have been incurred and have not materially changed from original estimates. These costs have been expensed as incurred, except for purchases of computer hardware and other equipment, which were capitalized as property and equipment and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. All costs are being funded through operating cash flows. No projects material to the financial condition or results of operations of the Company have been deferred or delayed as a result of the Year 2000 program. A large part of the Year 2000 effort has been accomplished through the redeployment of existing resources. The cost of such redeployment or of internal management time has not been specifically quantified.

Both internal and external resources were used to identify, correct and test the Company's systems for Year 2000 compliance. A Year 2000 program manager was assigned to coordinate the Company's Year 2000 compliance program at all of the Company's divisions. To assist the Company in meeting its Year 2000 responsibilities, the Company has contracted with external consultants specializing in Year 2000 readiness assessments. The goal of these consultants was to assist the Company in evaluating the Year 2000 programs, processes and progress of its U.S. divisions, and to help identify any remaining areas of effort advisable. The Company's original cost estimates for testing, third party Year 2000 risks, and contingency planning were revised as a result of the consultant's independent assessment of the scope of the Company's program. These consultants were engaged through the end of calendar year 1999. The Company's Year 2000 efforts were assessed and reported to executive management as part of this ongoing engagement. In addition, the Company engaged its attorneys and other outside consultants to assist or examine selected critical areas. The Company has consulted insurance professionals and has explored possible mitigation of Year 2000 risks through purchasing insurance.

Third Party Year 2000 Risks and Potential Worst Case Scenario

The Company could have been adversely affected if critical manufacturers, suppliers, customers, banks, payers, utilities, transportation companies, or other business partners failed to properly remediate their systems to achieve Year 2000 compliance. The Company initiated communications, which included soliciting written responses to questionnaires, inquiries and follow-up meetings, with critical manufacturers, suppliers, customers and other business partners to determine the extent to which any Year 2000 issues affecting such third parties would affect the Company. The Company established a plan for ongoing monitoring of critical manufacturers, suppliers, customers, and other business partners during calendar year 1999.

The Company was subject to risk if Government or private payers (including insurers) failed to become Year 2000 compliant and, therefore, be unable to make full or timely reimbursement to the Company's customers. Since the Company's Year 2000 plan is dependent in part upon these suppliers, customers and other key third parties being Year 2000 compliant, there can be no assurance that the Company's efforts to assess third parties' Year 2000 readiness were able to prevent a material adverse effect on the Company's business, financial position, or results of operations in future periods should a significant number of third parties experience business disruptions as a result of their lack of Year 2000 compliance. Additionally, third party failures to adequately address the Year 2000 issue could significantly disrupt the Company's operations and possibly lead to litigation against the Company. The costs and expenses associated with any such failure or litigation, or with any disruptions in the economy in general as a result of the Year 2000, are not presently estimable but could have a material adverse effect on the Company's

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

business and results of operations. Based on the information available at the time of this filing, the Company does not know of any adverse affects or of Year 2000 failures of critical third parties.

Other Year 2000 Risks and Contingency Planing

Management of the Company believes that its Year 2000 compliance program has been effective in avoiding significant adverse consequences due to Year 2000 problems with its systems. The Company developed contingency plans to address potential Year 2000 problems. The Company developed and executed employee awareness plans to assist with the implementation of the Company's Year 2000 efforts. The Company alerted customers of their need to address Year 2000 problems, specifically their need to address risks associated with non-compliant IT and non-IT equipment that they may have been relying on. If the Company experienced significant Year 2000 problems due to a failure in its systems or a third party's systems, the Company would have reverted to interim manual methods of conducting business. It was not necessary for the Company to exercise any of its contingency or disaster recovery plans.

Based on the information available at the time of this filing, the Company has not experienced any significant Year 2000 related issues that would have an adverse effect on the Company's business operations and financial condition. There can be no assurance, however, that all potential Year 2000 related issues have been discovered.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated financial performance revenues, gross margins and earnings, statements regarding the Company's current business strategy and strategic alternatives, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the outcome of the Company's review of its strategic alternatives, which is uncertain is uncertain at this time; the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                            PART II OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


PSS and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-CV-502. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South merger that resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. PSS believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. The defendants filed their motions to dismiss on January 25, 1999, which are pending. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

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

10.12 PSS World Medical, Inc. 1999 Long-Term Incentive Plan.(15)

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

10.20 Credit Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A., as Agent and Issuing Lender.(14)

10.21 First Amendment dated as of October 20, 1999 to the Credit Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A. as Agent and Issuing Lender.

27     Financial Data Schedule (for SEC use only)
--------

(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(3) Incorporated by Reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(4) Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996.
(7) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.
(9) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
(10) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(11) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(13) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998.
(14) Incorporated by Reference to the Company's Current Report on Form 8-K, filed February 23, 1999.
(15) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.


(b)  Reports on Form 8-K
         None.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2000.


                             PSS WORLD MEDICAL, INC.


                             /s/ DAVID A. SMITH
                             -----------------------------
                             David A. Smith
                             Executive Vice President and
                             Chief Financial Officer

EXHIBIT 10.21

EXECUTION COPY

FIRST AMENDMENT dated as of October 20, 1999 (this "First Amendment"), to the Credit Agreement dated as of February 11, 1999 (the "Credit Agreement"), among PSS World Medical, Inc., a Florida corporation (the "Borrower"), the several lenders party to the Credit Agreement (the "Lenders") and Bank of America, N.A., formerly known as NationsBank, N.A., as agent for the Lenders (the "Agent") and as issuing lender.


         The Borrower has requested the Agent and the Lenders to make certain changes to the Credit Agreement. The parties hereto have agreed, subject to the terms and conditions hereof, to amend the Credit Agreement as provided herein.

         Capitalized terms used and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement (the Credit Agreement, as amended by, and together with, this First Amendment, and as hereinafter amended, modified, extended or restated from time to time, being called the "Amended Agreement").

         Accordingly, the parties hereto hereby agree as follows:

         SECTION 1.01. Amendment to Section 1.1. The definition of "Consolidated Net Worth" in Section 1.1 of the Credit Agreement is hereby amended by deleting the period at the end thereof and adding the following phrase to the end thereof:

         ", but adding thereto amounts paid by the Borrower with respect to repurchases of common stock of the Borrower from any Person pursuant to Section 7.7(d)."

         SECTION 1.02. Amendment to Section 7.7. Section 7.7 of the Credit Agreement is hereby amended by deleting the period at the end of clause (c) thereof and adding the following clause (d) to the end thereof:

         "and (d) repurchases of common stock of the Borrower from any Person, other than repurchases of common stock of the Borrower made pursuant to Section 7.7(c), provided (i) that the aggregate amount paid in all such repurchases pursuant to this clause (d) shall not exceed $50,000,000 and (ii) that all such repurchases shall occur no later than October 31, 2000."

         SECTION 1.03. Representations and Warranties. The Borrower hereby represents and warrants to each Lender and the Agent, as follows: (a) The representations and warranties set forth in Section 5 of the Amended Agreement, and in each other Credit Document, are true and correct in all material respects on and as of the date hereof and on and as of the First Amendment Effective Date (as hereinafter defined) with the same effect as if made on and as of the date hereof or the First Amendment Effective Date, as the case may be, except to the extent such representations and warranties expressly relate solely to an earlier date.

                  (b) Each of the Borrower and the other Credit Parties is in compliance with all the terms and conditions of the Amended Agreement and the other Credit Documents on its part to be observed or performed and no Event of Default has occurred and is continuing.

                  (c) The execution, delivery and performance by the Borrower of this First Amendment have been duly authorized by the Borrower.

                  (d) This First Amendment constitutes the legal, valid and binding obligation of the Borrower, enforceable against it in accordance with its terms.

(e) The execution, delivery and performance by the Borrower of this First Amendment (i) do not (A) violate or conflict with any provision of its articles or certificate of incorporation or bylaws or other organizational or governing documents of the Borrower, (B) violate, contravene or conflict with any Requirement of Law applicable to the Borrower or its Properties, (C) violate, contravene or conflict with contractual provisions of, cause an event of default under, or give rise to material increased, additional, accelerated or guaranteed rights of the Borrower under, any indenture, loan agreement, mortgage, deed of trust, contract or other agreement or instrument to which it is a party or by which it may be bound, or (D) result in or require the creation of any Lien (other than the Lien of the Collateral Documents) upon or with respect to the Borrower's Properties and (ii) do not require any consents under, result in a breach of or constitute (alone or with notice or lapse of time or both) a default or give rise to increased, additional, accelerated or guaranteed rights of any person under any such indenture, agreement or instrument.

         SECTION 1.04. Effectiveness. This First Amendment shall become effective only upon satisfaction of the following conditions precedent (the first date upon which each such condition has been satisfied being herein called the "First Amendment Effective Date"):

                  (a) The Agent shall have received duly executed counterparts of this First Amendment which, when taken together, bear the authorized signatures of the Borrower and the Required Lenders.

                  (b) The Agent and the Lenders shall be satisfied that the representations and warranties set forth in Section 1.03 of this First Amendment are true and correct on and as of the First Amendment Effective Date and that no Default or Event of Default has occurred and is continuing.

                  (c) There shall not be any action pending or any judgment, order or decree in effect which, in the judgment of the Agent or the Lenders, is likely to restrain, prevent or impose materially adverse conditions upon performance by the Borrower or any other Credit Party of its obligations under the Amended Agreement.

                  (d) The Agent shall have received such other documents, legal opinions, instruments and certificates relating to this First Amendment as they shall reasonably request and such other documents, legal opinions, instruments and certificates shall be satisfactory in form and substance to the Agent and the Lenders. All corporate and other proceedings taken or to be taken in connection with this First Amendment and all documents incidental thereto, whether or not referred to herein, shall be satisfactory in form and substance to the Agent and the Lenders.

                  (e) The Borrower shall have paid all fees and expenses referred to in Section 1.06 of this First Amendment.

         SECTION 1.05. APPLICABLE LAW. THIS FIRST AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

         SECTION 1.06. Expenses. The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Agent and the Lenders in connection with the preparation, negotiation, execution, delivery and enforcement of this First Amendment, including, but not limited to, the reasonable fees and disbursements of counsel to the Agent and (ii) an amendment fee payable to the Agent in the aggregate amount of 10 basis points on the Commitment of each Lender as of the First Amendment Effective Date, payable to each of the Lenders executing this First Amendment on or prior to the First Amendment Effective Date.

         SECTION 1.07. Counterparts. This First Amendment may be executed in any number of counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one agreement. Delivery of an executed counterpart of a signature page to this First Amendment by telecopier shall be effective as delivery of a manually executed counterpart of this First Amendment.

         SECTION 1.08. Credit Documents. Except as expressly set forth herein, the amendments provided herein shall not by implication or otherwise limit, constitute a waiver of, or otherwise affect the rights and remedies of the Lenders or the Agent under the Amended Agreement or any other Credit Document, nor shall they constitute a waiver of any Event of Default, nor shall they alter, modify, amend or in any way affect any of the terms, conditions, obligations, covenants or agreements contained in the Amended Agreement or any other Credit Document. Each of the amendments provided herein shall apply and be effective only with respect to the provisions of the Amended Agreement specifically referred to by such amendments. Except as expressly amended herein, the Amended Agreement and the other Credit Documents shall continue in full force and effect in accordance with the provisions thereof. As used in the Amended Agreement, the terms "Agreement", "herein", "hereinafter", "hereunder", "hereto" and words of similar import shall mean, from and after the date hereof, the Amended Agreement. [signature pages to follow]

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be duly executed by duly authorized officers, all as of the date first above written.



                   PSS WORLD MEDICAL, INC., as Borrower


                By: /s/ David A. Smith
                    -------------------------------
                    Name: David A. Smith
                    Title: Executive Vice President and Chief Financial Officer


                   BANK  OF   AMERICA,   N.A.,
                   formerly      known      as
                   NationsBank,    N.A.,    as
                   Agent,  as  Issuing  Lender
                   and as a Lender


                By: /s/ Johnathan H. Hudson
                    -------------------------------
                     Name: Johnathan H. Hudson
                     Title: Officer



                   BANKERS TRUST COMPANY, as a Lender


                By: /s/ G. Andrew Keith
                    -------------------------------
                     Name: G. Andrew Keith
                     Title: Vice President

                   SUNTRUST BANK, NORTH FLORIDA, N.A., as a Lender


                By: /s/ C. William Buchholz
                    -------------------------------
                     Name:  C. William Buchholz
                     Title: First Vice President


                   FIRST UNION NATIONAL BANK, as a Lender


                By: /s/ Joyce L. Barry
                    -------------------------------
                     Name: Joyce L. Barry
                     Title: Senior Vice President