Form 10-K/A
period 1999-04-02
PSS WORLD MEDICAL INC
filed 2000-05-25
CIK 920527

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

                                 Yes |X| No |_|


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $625,074,653 as of July 12, 1999. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of July 12, 1999, a total of 70,858,533 shares of the Company's Common Stock were outstanding.

                       Document Incorporated by Reference

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant which was filed with the Securities and Exchange Commission on August 2, 1999.

                                EXPLANATORY NOTE

     This Amendment No. 3 (this "Amendment") on Form 10-K/A is being filed in order to amend the Company's Annual Report on Form 10/K for the year ended April 2, 1999 filed with the Securities and Exchange Commission (the "Commission") on July 16, 1999 (as amended pursuant to the Form 10-K/A filed on July 22, 1999 and the Form 10-K/A filed on October 28, 1999). This Amendment is filed for the purpose of amending and restating Items 6, 7 and 8 of this filing.

     The Company acquired Gulf South Medical Supply, Inc. ("Gulf South") on March 27, 1998. After the merger, the Company recorded approximately $32.2 million of charges in Gulf South's results of operations for the three months ended April 3, 1998 relating to the merger, restructuring the business, and conforming the accounting policies of the businesses. However, the Company continued to review historical records as it operated the acquired business and determined that approximately $7.4 million of the $32.2 million in charges belonged in Gulf South's results of operations for the 12 months ended December 31, 1996 and 1997. Therefore, the historical consolidated financial statements of the Company have been restated.

     No portions of the Company's Annual Report on Form 10-K/A other than Items 6, 7 and 8 are amended by this Amendment.



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

                                                                        Fiscal Year Ended
                                                ------------------------------------------------------------------
                                                  1995         1996          1997          1998           1999
                                                --------    ---------     ----------    -----------    -----------
                                                                          (Restated)    (Restated)
                                                          (Dollars in Thousands, Except Per Share Data)

Income Statement Data:

   Net sales                                    $564,136     $719,214     $1,166,286     $1,381,786    $1,564,505
   Gross profit                                  156,344      194,711        286,183        365,768       421,908
   Selling and G&A expenses                      135,320      159,578        269,136        333,689       348,055
   Net income                                      7,465       10,706         13,259         15,299        43,741
                                                ========     ========     ==========     ==========    ==========
 Earnings per share:
      Basic                                          N/A        $0.17          $0.20          $0.22         $0.62
      Diluted                                      $0.12        $0.16          $0.20          $0.22         $0.61
                                                ========     ========     ==========     ==========    ==========
Weighted average shares outstanding
      (h)
      Basic                                          N/A       55,813         66,207         69,575        70,548
      Diluted                                     47,979       57,360         66,957         70,545        71,398
                                                ========     ========     ==========     ==========    ==========
Balance Sheet Data:

   Working capital                             $  88,011     $211,835    $   267,754       $376,239      $355,277
   Total assets                                  189,866      351,553        510,376        686,737       743,381
   Long-term liabilities                          39,927       10,622          8,459        138,178       155,553
   Total equity                                   79,114      242,091        350,397        380,060       416,560


                                                                                     Fiscal Year Ended
                                                                        ----------------------------------------
                                                                             1997          1998           1999
                                                                        ------------    ----------    ----------
                                                                          (Restated)    (Restated)
                                                                          (Dollars in thousands, except per share
                                                                                           data)

 Other Financial Data:

    Income before provision for income taxes                             $ 19,883        $32,660     $  73,681
    Plus:  Interest Expense                                                 3,471          7,517        11,522
                                                                         --------        --------    ---------
    EBIT (a)                                                               23,354         40,177        85,203
    Plus:  Depreciation and amortization                                    6,473         10,861        20,384
                                                                         --------        --------    ---------
    EBITDA (b)                                                             29,827         51,038       105,587
    Unusual Charges Included in Continuing Operations (i)                  17,950         32,007        10,303
    Cash Paid For Unusual Charges Included in Continuing Operations       (22,906)       (24,476)      (29,134)
                                                                         --------        --------    ---------
    Adjusted EBITDA (c)                                                    24,871         58,569        86,756

    EBITDA Coverage (d)                                                       8.6x           6.8x          9.2x
    EBITDA Margin (e)                                                         2.6%           3.7%          6.8%
    Adjusted EBITDA Coverage (f)                                              7.2x           7.8x          7.5x
    Adjusted EBITDA Margin (g)                                                2.1%           4.2%          5.5%

    Cash (used in) provided by operating activities                      $(10,802)       $27,936     $ (18,704)
    Cash used in investing activities                                     (74,843)       (47,969)      (28,914)
    Cash provided by financing activities                                  56,427         65,209         7,471

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

     The historical consolidated financial statements for fiscal years 1997 and 1998 of the Company have been restated to record operating charges previously included in Gulf South's results of operations for the period January 1, 1998 to April 3, 1998. Refer to the notes to the consolidated financial statements (Note 22, Restatements) for a further discussion regarding the restatements.

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

Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company has become a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 15 distribution service centers with approximately 160 sales representatives ("Long-Term Care Business") serving over 14,000 long-term care facilities in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 10,000 long-term care companies.

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

     Utilize Sophisticated Information Systems. In 1994, the Company implemented its Instant Customer Order Network ("ICONsm"), an ordering and customer data system, with all its Physician Supply Business sales representatives. ICONsm has increased time available to sales representatives for selling, decreased operating expenses, and increased the Company's ability to provide same-day delivery. During fiscal year 1997, the Physician Supply Business developed and test marketed CustomerLink, an Internet-based system for inventory management and purchasing. Since then, the Company has been very active in developing ancillary systems that improve efficiencies throughout its operations (see Information Systems discussion). The Company has also developed Internet-based solutions for each of its businesses. The Company believes its physician customers will be very late adopters of both e-commerce and the Internet. However, $80,000 a day of Internet sales are currently being processed by the Long-Term Care Business with approximately 40% of all that business sales processing through e-commerce. The Imaging Business is currently implementing Internet access for its customers. The Company will continue to pursue the development of sophisticated systems that improve operational efficiency, reduces fixed and variable costs of its infrastructure, improves access to the Company by its customers, and reduces costs in the supply channel.

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

     Offer a Broad Product Line Emphasizing Exclusive Products. The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care. The Company currently stocks over 56,000 medical products in its Physician Supply
     Business, over 8,000 imaging products in its Imaging Business, and over 20,000 medical products in its Long-Term Care Business. The Company also seeks to establish exclusive distribution and marketing arrangements for selected products. In the United States, PSS currently has exclusive or semiexclusive marketing arrangements for certain products with Abbott, Candela, Critikon, Hologic, Inc, Leisegang, Philips Medical Systems, Siemens AG, Sonosight, Trex Medical Corporation, and other leading manufacturers. The Company believes that its sophisticated selling efforts, highly trained sales force, and large customer base provide manufacturers with a unique sales channel through which to distribute new and existing products and technology that require consultative selling.

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

Company Growth

The Company has grown rapidly in recent years through mergers and acquisitions, same-center growth and new-center development. The number of company service centers has grown from two at the end of fiscal year 1984 to 110 as of April 2, 1999, including 56 Physician Supply Business service centers, 37 Imaging Business service centers, 14 Long-Term Care Business Service centers and 3 International Business service centers. In order of priority, the Company's growth has been accomplished through: (i) acquiring local and regional Imaging Business medical products distributors; (ii) acquiring local and regional Physician Supply Business medical-products distributors; (iii) acquiring Gulf South Medical Supply, Inc. thereby forming the basis of the Company's Long-Term Care Business; (iv) increasing sales from existing service centers; and (v) opening start-up service centers.

The following table depicts the number of service centers, sales and service representatives and states served by the Company for the fiscal years indicated. See Item 2.--Properties for a list of the Company's service centers.

                                                   Fiscal Year Ended (4)
                                        ----------------------------------------
                                        1995     1996    1997     1998      1999
    Total Company:                      ----     ----    ----     ----      ----
       Sales representatives............523      813     924      957      1,118
       Service Specialists..............104      112     223      390        727
       Service centers (1).............. 70       90     103      111        110
       States served.................... 50       50      50       50         50
    Physician Supply Business:
       Sales representatives............455      692     720      703        731
       Service centers (1).............. 54       64      61       61         56
       States served.................... 48       50      50       50         50
    Imaging Business (2):
       Sales representatives............ 26       30      73      116        194
       Service specialists..............104      112     223      390        727
       Service centers..................  7        8      21       25         37
       States served....................  9        9      16       27         41
    Long-Term Care Business:
       Sales representatives............ 42       91     107      110        170
       Service centers (3)..............  9       18      19       22         14
       States served.................... 50       50      50       50         50

                                                    Fiscal Year Ended (4)
                                        ---------------------------------------
                                        1995     1996    1997     1998     1999
                                        ----     ----    ----     ----     ----
    International Business:
       Sales representatives............ --       --      24       28         23
       Service centers.................. --       --       2        3          3
       Countries served................. --       --       5        5          5

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

The following table sets forth the number of acquisitions of the Company and the prior revenues of the companies acquired for the periods indicated (in thousands):

                                                                        Fiscal Year Ended (1)
                                                   ----------------------------------------------------------------
                                                     1995          1996           1997          1998         1999
                                                   --------      --------       --------     --------      --------
Number of acquisitions.....................               9            11             10           15            26
Prior year revenues for acquired companies (2)      $37,600      $167,600       $241,700     $498,942      $294,428

(1) Excludes  pre-acquisition  data of companies  acquired by PSS World Medical,
    Inc.
(2) Reflects   12-month   trailing   revenues  for  companies  prior  to  their
    acquisition by PSS World Medical, Inc. and is not necessarily reflective of actual revenues under continued operations following an acquisition.

OPERATING HIGHLIGHTS

The following table sets forth information regarding the Company's net sales by business for the periods indicated (in millions):

                                                   Fiscal Year Ended
                                        -------------------------------------
                                          1997           1998          1999
                                        --------       ---------     --------

    Net Sales

       Physician Supply Business....... $  610.4       $  662.5      $  677.4
       Imaging Business................    362.5          409.7         524.8
       Long-Term Care Business.........    177.7          287.6         342.4
       International Business..........     15.7           22.0          19.9
                                        --------       --------      --------
                Total company.......... $1,166.3       $1,381.8      $1,564.5
                                        ========       ========      ========


                                                    Fiscal Year Ended
                                           ------------------------------------
                                            1997           1998          1999
                                           -------        -------       -------
    Percentage of Net Sales

       Physician Supply Business............ 52.3%          48.0%         43.3%
       Imaging Business..................... 31.1           29.7          33.5
       Long-Term Care Business.............. 15.2           20.8          21.9
       International Business...............  1.4            1.5           1.3
                                           -------        -------       -------
                Total company...............100.0%         100.0%        100.0%
                                           =======        =======       =======


                                                      Fiscal Year Ended
                                            -----------------------------------
                                              1997           1998          1999
                                            ----------     ----------    -------
                                            (Restated)     (Restated)
    Gross Margin Trends
       Total Company                           24.5%         26.5%         27.0%


                                                      Fiscal Year Ended
                                            ------------------------------------
                                              1997           1998          1999
                                            ----------     ----------    -------
                                            (Restated)     (Restated)
    Income From Operations

       Physician Supply Business............$  3.4          $16.9         $42.7
       Imaging Business.....................   4.0            6.5          16.3
       Long-Term Care Business..............   9.1           14.0          17.2
       International Business...............   0.5           (5.3)         (2.3)
                                            --------       ---------     -------
                Total company............... $17.0          $32.1         $73.9
                                            ========       =========     =======


The following table sets forth certain operating trends of the Company for the periods indicated:

                                                         Fiscal Year Ended
                                                      ----------------------
                                                        1998          1999
                                                      ---------     --------
                                                     (Restated)
    Operating Trends:

       Average Days Sales Outstanding................    50.7          55.2
       Average Inventory Turnover....................     8.8x          8.2x

Accounts receivable, net of allowances, were $207.8 million and $271.8 million at April 3, 1998 and April 2, 1999, respectively. Inventories were $125.5 million and $153.6 million and as of April 3, 1998 and April 2, 1999, respectively.


The following table sets forth certain liquidity trends of the Company for the periods presented (in millions):

                                                    Fiscal Year Ended
                                                -------------------------
                                                   1998          1999
                                                ----------     ----------
                                                (Restated)
    Liquidity Trends:

       Cash and Investments.....................   $163.0       $  41.1
       Working Capital..........................    376.2         355.3


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

                                                     Fiscal Year Ended
                                             -------------------------------
                                                1997        1998        1999
                                             ----------  ----------   ------
                                             (Restated)  (Restated)
    Income Statement Data

       Net sales.............................  100.0%      100.0%      100.0%
       Gross profit .........................   24.5        26.5        27.0
       General and administrative expenses...   16.5        16.7        14.4
       Selling expenses......................    6.6         7.4         7.9
       Operating income......................    1.5         2.3         4.7
       Net income............................    1.1         1.1         2.8


Fiscal Year Ended April 2, 1999 Versus Fiscal Year Ended April 3, 1998(Restated)

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

Gross Profit. Gross profit for fiscal year 1999 totaled $421.9 million, an increase of $56.1 million, or 15.3%, over the fiscal year 1998 total of $365.8 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 27.0% and 26.5% for fiscal years 1999 and 1998, respectively. Although there has been considerable gross margin pressure from competition and a consolidating customer base, as well as internal pressure from an increase of Imaging Business revenues at a lower margin, the Company has successfully maintained its overall gross margins. The increase in gross margin as a percentage of sales is attributable to (i) an increase in the sales mix of higher margin diagnostic equipment and service, (ii) an increase in sales of higher margin private label medical supplies by the Physician Supply Business, and (iii) the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition. This is offset by the expansion of imaging revenues with lower gross profit margins.

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

General and Administrative Expenses. General and administrative expenses for fiscal year 1999 totaled $224.7 million, a decrease of $6.6 million, or 2.9%, from the fiscal year 1998 total of $231.3 million. General and administrative expenses as a percentage of net sales, decreased to 14.4% for fiscal year 1999 from 16.7% for fiscal year 1998. The decrease in general and administrative expenses as a percentage of net sales was a result of (i) a decrease in merger activity, restructuring costs and expenses, and other special items as discussed below, (ii) the continued leveraging of fixed costs of mature service center operations, (iii) the elimination of below average performance centers during fiscal 1999, and (iv) the increased contribution by the Imaging Business which operates at lower general and administrative expenses as a percentage of sales.

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                               1999         1998
                                                              ------     -------

Merger costs and expenses.....................................$4,371     $14,066
Restructuring costs and expenses.............................. 4,922       3,691
Information systems accelerated depreciation.................. 5,379         --
Goodwill impairment charges...................................   --        5,807
Gulf South operational tax charge and professional fee accrual   --        5,986
Other charges................................................. 1,010       2,457
                                                              ------     -------
    Total charges............................................$15,682     $32,007
                                                              ======     =======

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

     In addition, professional fees estimated to be incurred to resolve the tax issues of $2,919 for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998. These professional fees were previously recorded by Gulf South in the period from January 1, 1998 to April 3, 1998 and, therefore, reflected as an adjustment to shareholders' equity on April 4, 1998 (refer to Note 1, Background and Summary of Significant Accounting Policies). However, the Company's fiscal 1998 historical consolidated financial statements have been restated to recognize the professional fees at the Holding Company in fiscal 1998, rather than at the Gulf South divisional level.

     Other Charges

     During fiscal 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.

     The other charges recorded in fiscal 1998 and 1997 relate to the ESOP cost of an acquired company. S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2,457 of related expenses were recognized in fiscal 1998. The Company did not incur any related costs during fiscal 1999.

Selling Expenses. Selling expenses for fiscal year 1999 totaled $123.3 million, an increase of $20.9 million, or 20.4%, over the fiscal year 1998 total of $102.4 million. Selling expense as a percentage of net sales was approximately 7.9% and 7.4% for fiscal years 1999 and 1998, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales. In fiscal 1999, sales commissions as a percent of net sales increased due (i) to the addition of new sales representatives to increase or replace existing low performance sales representatives, (ii) acquisition of sales representatives at the Imaging Business that are in transition to the Company's commission plan, and (iii) the short-term impact of the Long-Term Care Business changing of its compensation plan for its sales representatives.

Operating Income. Operating income for fiscal year 1999 totaled $73.9 million, an increase of $41.8 million, or 130.2%, over the fiscal year 1998 total of $32.1 million. As a percentage of net sales, operating income for fiscal year 1999 increased to 4.7% from 2.3% for fiscal year 1998. As discussed in the analysis of general and administrative expenses, 1998 operating results include higher levels of operating charges related to merger activity, restructuring costs and expenses, and other unusual items than 1999.

Interest Expense. Interest expense for fiscal year 1999 totaled $11.5 million, an increase of $4.0 million, or 53.3%, over the fiscal year 1998 total of $7.5 million. The increase in interest expense in fiscal 1999 over the comparable prior year period primarily reflects interest on the $125.0 million, 8.5% senior subordinated debt that was outstanding for a full 12 months during fiscal 1999 versus five months outstanding during fiscal 1998.

Interest and Investment Income. Interest and investment income for fiscal 1999 totaled $4.7 million, a decrease of $0.5 million, or 9.6%, over the fiscal year 1998 total of $5.2 million.

Other Income. Other income for fiscal 1999 totaled $6.6 million, an increase of $3.8 million, or 135.7%, over the fiscal year 1998 total of $2.8 million. Other income consists of finance charges on customer accounts and financing performance incentives. Other income for fiscal year 1999 includes a gain of $0.4 million from the sale of property and equipment.

Provision for Income Taxes. Provision for income taxes for fiscal year 1999 totaled $29.9 million, an increase of $12.5 million, or 71.8%, over the fiscal year 1998 total of $17.4 million. This increase primarily resulted from the increase in taxable income due to the factors discussed above. The effective income tax rate was 40.6% in fiscal year 1999 versus 53.2% in fiscal 1998. The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary, both of which were higher in 1998 than 1999.

Net Income. Net income for fiscal year 1999 totaled $43.7 million, an increase of $28.4 million, or 185.6%, over the fiscal year 1998 total of $15.3 million. As a percentage of net sales, net income increased to 2.8% for fiscal year 1999 from 1.1% for fiscal year 1998 due primarily to the factors described above.

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

The following table summarizes Gulf South's results of operations for the three months ended April 3, 1998 and the three months ended March 31, 1997 (in thousands):

                                              Three Months       Three Months
                                                 Ended              Ended
                                             April 3, 1998      March 31, 1997
                                             -------------      --------------
                                               (Restated)         (Restated)
                                                                 (Unaudited)

     Net sales...............................   $ 87,018           $ 64,609
     Cost of goods sold......................     73,108             48,027
                                                --------           --------
     Gross profit     .......................     13,910             16,582
     General and administrative expenses.....     31,721             11,223
     Selling expenses........................      2,939              2,279
                                                --------           --------
     (Loss) income from operations...........    (20,750)             3,080
     Other income, net.......................        321                465
                                                --------           --------
     (Loss) income before for income taxes...    (20,429)             3,545
     (Benefit) provision for income taxes....     (5,395)             1,260
                                                --------           --------
     Net (loss) income.......................   $(15,034)          $  2,285
                                                ========           ========

In connection with the merger with the Company, Gulf South recorded an allowance for obsolete inventory of $1.9 million, a charge of $5.6 million to costs of goods sold to reconcile Gulf South's financial statements to its underlying books and records, merger costs and expenses of $5.7 million, restructuring costs and expenses of $4.3 million, and other unusual items of $7.3 million during the three months ended April 3, 1998. Management believes these charges are either direct transaction costs or of a nonrecurring or unusual nature and are not indicative of the future results of Gulf South. Management's discussion and analysis addresses the comparative quarters and nature of these unusual charges. The components of the $24.8 million of unusual charges are specifically addressed below under the captions Gross Profit and General and Administrative Expenses as well as Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, and Note 4, Charges Included in General and Administrative Expenses, in the Notes to the Consolidated Financial Statements included herein.


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

Gross Profit. Gross profit for the three months ended April 3, 1998 totaled $13.9 million, a decrease of $2.7 million or 16.3% over the three months ended March 31, 1997 total of $16.6 million. Gross profit, as a percentage of net sales was 16.0% and 25.7% for the three months ended April 3, 1998 and March 31, 1997, respectively. The decrease in gross profit as a percentage of net sales is attributable to (i) an item to reconcile Gulf South's financial statements to its underlying books and records, as discussed below, (ii) an allowance for obsolete inventory charge, as discussed below, (iii) the increase in the portion of the customer base represented by national chain customers which produce lower gross profit as a percentage of sales but require lower distribution costs as a percentage of sales, and (iv) the lower gross profit percentage of the company acquired. Historically, management has raised the gross profit percentage of acquired companies by reducing purchase costs as a result of increased purchase volume.

During the three months ended April 3, 1998, a $1.9 million allowance for obsolete inventory charge was recorded. This charge is directly related to a change of plans, uses, and disposition efforts which new Gulf South management had as compared to prior management. Gulf South previously disclosed in its fiscal 1996 Form 10-K that they had generally been able to return any unsold or obsolete inventory to the manufacturer, resulting in negligible inventory write-offs. Gulf South's prior management had a policy of keeping old or overstocked inventory on the warehouse shelf until the inventory could ultimately be sold. As such, this policy kept the inventory on the books with what was deemed to be an appropriate obsolescence reserve.

New management, on the other hand, determined that it was not cost effective, from an operational standpoint, to continue warehousing and financing such old or overstocked inventory. Also, the Company does not normally allow product with less than desirable box or labeling conditions to be shipped to its customers. As such, consistent with the operational policies at the Company's other divisions, management decided to dispose of certain inventories that did not meet the Company's dating, box condition, or labeling requirements, or in which excessive quantities existed.

This decision to significantly alter Gulf South's inventory retention and buying policies, and, therefore, to dispose of the related inventories resulted in a change in the ultimate valuation of the impacted inventories. This charge was recognized in the period in which management made the decision to dispose of the affected inventory, which was Gulf South's quarter ended April 3, 1998.

Additionally, during the quarter ending April 3, 1998, a $5.6 million charge was recorded in general and administrative expenses. Through a review of accounting records, management believes this charge is appropriately related to cost of goods sold.

General and Administrative Expenses. General and administrative expenses for the three months ended April 3, 1998 totaled $31.7 million, an increase of $20.5 million or 183.0% over the three months ended March 31, 1997 total of $11.2 million. As a percentage of net sales, general and administrative expenses were 36.5% and 17.4% for the three months ended April 3, 1998 and March 31, 1997, respectively. The increase in general and administrative expenses as a percentage of net sales is primarily attributable to (i) merger costs and expenses, (ii) restructuring costs and expenses, (iii) other unusual items, (iv) increased operating costs, (v) inefficiencies due to Gulf South's merger with the Company, and (vi) loss of efficiencies resulting from the process of integrating acquired distribution centers.

The following table summarizes the components of the charges included in general and administrative expenses as outlined in (i), (ii), and (iii) above (in thousands):

                                                                   Three Months
                                                                      Ended
                                                                  April 3, 1998
Direct transaction costs related to the merger.....................$  5,656
Restructuring costs and expenses...................................   4,281
Legal fees and settlements.........................................   2,700
Operational tax charge ............................................   2,772
Goodwill impairment charge.........................................   1,664
Other            ..................................................     273
                                                                   --------
      Total charges included in general & administrative expenses..$ 17,346
                                                                   ========

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

         Lease termination costs.......................$   977
         Involuntary employee termination costs........  1,879
         Branch shutdown costs.........................    885
         Other exit costs..............................    540
                                                       -------
                                                       $ 4,281
                                                       =======

Legal Fees and Settlements. Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 19, Commitments and Contingencies. In addition, Gulf South recorded $700 in charges related to a customer supply agreement.

Operational Tax Charge. Gulf South recorded an operational tax charge of $9,492, of which $2,772 was recorded in the quarter ended April 3, 1998, for state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Penalties and interest are included in the above charge as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense, during the period in which the tax noncompliance issues arose. See Note 4, Charges Included in General and Administrative Expenses, for more discussion related to this issue.

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

(Loss) Income from Operations. Loss from operations for the three months ended April 3, 1998 totaled $(20.8) million, a decrease of $23.9 million or 771.0% over the three months ended March 31, 1997 income from operations of $3.1 million. Operating income decreased primarily due to (i) significant 1998 charges to cost of sales and general and administrative expenses, (ii) infrastructure investments made in connection with the strategic objectives of the Company, and (iii) the lower gross profit percentage of companies acquired, each discussed above.

Provision For Income Taxes. Gulf South recorded an income tax benefit for income taxes for the three months ended April 3, 1998, of $5.4 million compared to a tax provision of $1.3 million for the three months ended March 31, 1997. The 1998 benefit primarily resulted from the $25.1 million in unusual charges related to merger and restructuring costs, asset impairment charges, and other unusual operating charges recorded during the three months ended April 3, 1998. The effective rate of Gulf South's tax benefit during 1998 was lower than the statutory rate, primarily due to the nondeductible nature of certain Gulf South direct transaction costs.

Net (Loss) Income. Net loss for the three months ended April 3, 1998 totaled $(15.0) million, a decrease of $17.3 million or 752.2% over the three months ended March 31, 1997 net income of $2.3 million. The decrease in net income is primarily attributable to the factors discussed in Gross Profit and Charges Included in General and Administrative Expenses above.

Fiscal Year Ended April 3,1998 Versus Fiscal Year Ended March 28,1997 (restated)

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

Gross Profit. Gross profit for fiscal year 1998 totaled $365.8 million, an increase of $79.6 million, or 27.8%, over the fiscal year 1997 total of $286.2 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 26.5% and 24.5% for fiscal years 1998 and 1997, respectively.

General and Administrative Expenses. General and administrative expenses for fiscal year 1998 totaled $231.3 million, an increase of $38.7 million, or 20.1%, over the fiscal year 1997 total of $192.6 million. General and administrative expenses as a percentage of net sales was 16.7% and 16.5% for fiscal years 1998 and 1997, respectively.

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                  1998      1997
                                                                -------  -------
Merger costs and expenses.......................................$13,986  $14,506
Restructuring costs and expenses................................  3,691      --
Goodwill impairment charges.....................................  5,807      --
Gulf South operational tax charge and professional fee accrual..  5,986    1,998
Other charges...................................................  2,457    1,446
                                                                -------  -------
Total charges...................................................$31,927  $17,950
                                                                =======  =======

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

     In addition, professional fees estimated to be incurred to resolve the tax issues of $2,919 for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998. These professional fees were previously recorded by Gulf South in the period from January 1, 1998 to April 3, 1998 and, therefore, reflected as an adjustment to shareholders' equity on April 4, 1998 (refer to Note 1, Background and Summary of Significant Accounting Policies). However, the Company's fiscal 1998 historical consolidated financial statements have been previously restated to recognize the professional fees at the Holding Company in fiscal 1998, rather than at the Gulf South divisional level.

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

Selling Expenses. Selling expenses for fiscal year 1998 totaled $102.4 million, an increase of $25.9 million, or 33.9%, over the fiscal year 1997 total of $76.5 million. Selling expense as a percentage of net sales was approximately 7.4% and 6.6% for fiscal years 1998 and 1997, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

Operating Income. Operating income for fiscal year 1998 totaled $32.1 million, an increase of $15.1 million, or 88.8%, over the fiscal year 1997 total of $17.0 million. As a percentage of net sales, operating income for fiscal year 1998 increased to 2.3% from 1.5% for fiscal year 1997.

Interest Expense. Interest expense for fiscal year 1998 totaled $7.5 million, an increase of $4.0 million, or 114.3%, over the fiscal year 1997 total of $3.5 million. The increase in interest expense reflects interest on the $125.0 million 8.5% senior subordinated debt that was outstanding the last five months of fiscal 1998.

Interest and Investment Income. Interest and investment income for fiscal year 1998 totaled $5.2 million, an increase of $1.0 million, or 23.8%, over the fiscal year 1997 total of $4.2 million.

Other Income. Other income for fiscal year 1998 totaled $2.8 million, an increase of $0.7 million, or 33.3%, over the fiscal 1997 total of $2.1 million.

Provision for Income Taxes. Provision for income taxes for fiscal year 1998 totaled $17.4 million, an increase of $10.8 million, or 163.6%, over the fiscal year 1997 total of $6.6 million. This increase primarily resulted from the impact of factors discussed above. The effective income tax rate was 53.2% in fiscal year 1998 versus 33.3% in fiscal 1997. The effective tax rate was higher in 1998 and is generally higher than the Company's statutory rate due to the nondeductible nature of certain merger related costs and the effect of the Company's foreign subsidiary, both of which increased in 1998.

Net Income. Net income for fiscal year 1998 totaled $15.3 million, an increase of $2.0 million, or 15.0%, over the fiscal year 1997 total of $13.3 million. As a percentage of net sales, net income remained constant at 1.1% for fiscal year 1998 and 1997.

Liquidity And Capital Resources

As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

Net cash (used in) provided by operating activities was $(10.8) million, $27.9 million, and $(18.7) million, in fiscal years 1997, 1998, and 1999, respectively. The decrease in fiscal 1999 operating cash flow over prior years was primarily attributable to: (i) $29.1 million cash paid for merger and restructuring accruals established in the current and prior years, (ii) accounts receivable and inventory growth in the Imaging division, (iii) approximately $10 million of accounts payable funding in excess of normal operations, and (iv) working capital requirements of the best practices and distribution upgrades at Gulf South. These amounts were offset by continued leveraging of fixed operating costs.

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

The Company had working capital of $355.3 million and $376.2 million as of April 2, 1999 and April 3, 1998, respectively. Accounts receivable, net of allowances, were $271.8 million and $207.8 million at April 2, 1999 and April 3, 1998, respectively. The average number of days sales in accounts receivable outstanding was approximately 55.2 and 50.7 days for the years ended April 2, 1999 and April 3, 1998, respectively. For the year ended April 2, 1999, the
Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 55.0, 47.4, and 64.2 days, respectively.

Inventories were $153.6 million and $125.5 million as of April 2, 1999 and April 3, 1998, respectively. The Company had annualized inventory turnover of 8.2x and 8.8x times for the years ended April 2, 1999 and April 3, 1998. For the year ended April 2, 1999, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 8.3x, 8.8x, and 7.6x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

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

Item 8.     Financial Statements and Supplementary Data

                 INDEX TO the CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page

Financial Statements:

Report of Independent Certified Public Accountants--PSS World Medical, Inc..........................      F-2

Consolidated Balance Sheets--April 2, 1999 and April 3, 1998 (Restated).............................      F-3

Consolidated Statements of Income for the Years Ended April 2, 1999, April 3, 1998 (Restated), and
       March 28, 1997 (Restated)....................................................................      F-4
Consolidated Statements of Shareholders' Equity for the Years Ended April 2, 1999, April 3, 1998
       (Restated), and March 28, 1997 (Restated)....................................................      F-5

Consolidated Statements of Cash Flows for the Years Ended April 2, 1999, April 3, 1998 (Restated),
       and March 28, 1997 (Restated)................................................................      F-6

    Notes to Consolidated Financial Statements (Restated)...........................................      F-7

    Schedule II--Valuation and Qualifying Accounts for the Years Ended March 28, 1997, April 3, 1998
       (Restated) and April 2, 1999 (Restated)......................................................      F-44


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

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 2, 1999 and April 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 1999 in conformity with generally accepted accounting principles.

As explained in Notes 17 and 21 to the financial statements, the Company has restated certain of its previous financial statements and has given retroactive effect to recording $7.4 million of pretax charges in the results of operations for Gulf South Medical Supply, Inc., a subsidiary of PSS World Medical, Inc., for the 12 months ended December 31, 1997 and 1996. These charges, which were previously recorded in Gulf South Medical Supply, Inc.'s results of operations for the three months ended April 3, 1998, primarily relate to a provision for doubtful accounts, an allowance for obsolete inventory, legal expenses, and an inventory write-off.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule (restated) listed in the index to the consolidated financial statements, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, based on our audits, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Jacksonville, Florida
May 24, 2000

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         April 2, 1999 and April 3, 1998

                    (Dollars in Thousands, Except Share Data)

                                     ASSETS

                                                                                              1999          1998
                                                                                           ---------     ----------
                                                                                                         (Restated)
Current Assets:
   Cash and cash equivalents.........................................................      $  41,106     $  81,483
   Marketable securities.............................................................              3        81,550
   Accounts receivable, net..........................................................        271,781       207,795
   Inventories, net..................................................................        153,626       125,453
   Employee advances.................................................................            702           442
   Prepaid expenses and other........................................................         59,327        48,015
                                                                                           ---------     ---------
            Total current assets.....................................................        526,545       544,738

Property and equipment, net..........................................................         48,167        31,473
Other Assets:
   Intangibles, net..................................................................        147,383        91,909
   Other.............................................................................         21,286        18,617
                                                                                           ---------     ---------
            Total assets.............................................................      $ 743,381     $ 686,737
                                                                                           =========     =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:
   Accounts payable..................................................................      $ 112,966     $ 109,790
   Accrued expenses..................................................................         48,704        48,081
   Current maturities of long-term debt and capital lease obligations................          1,062         3,570
   Other.............................................................................          8,536         7,058
                                                                                           ---------     ---------
            Total current liabilities................................................        171,268       168,499
Long-term debt and capital lease obligations, net of current portion.................        152,442       134,057
Other................................................................................          3,111         4,121
                                                                                           ---------     ---------
            Total liabilities........................................................        326,821       306,677
Commitments and contingencies (Notes 1, 2, 8, 9, 16, 19, and 21)                           ---------     ---------

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
      and outstanding................................................................             --            --
   Common stock, $.01 par value; 150,000,000 shares authorized, 70,796,024 and
      70,171,909 shares issued and outstanding at April 2, 1999 and April 3, 1998,               708           702
      respectively...................................................................
   Additional paid-in capital........................................................        349,460       341,987
   Retained earnings.................................................................         70,211        41,504
   Cumulative other comprehensive income.............................................         (1,177)       (1,296)
                                                                                           ---------     ---------
                                                                                             419,202       382,897
   Unearned ESOP shares..............................................................         (2,642)       (2,837)
                                                                                           ---------     ---------
            Total shareholders' equity...............................................        416,560       380,060
                                                                                           ---------     ---------
            Total liabilities and shareholders' equity...............................       $743,381      $686,737
                                                                                           =========     =========

The accompanying notes are an integral part of these consolidated balance sheets.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

      For the Years Ended April 2, 1999, April 3, 1998, and March 28, 1997

                  (Dollars in Thousands, Except Per Share Data)

                                                                            1999            1998           1997
                                                                        -----------      -----------    ----------
                                                                                          (Restated)    (Restated)

Net sales.........................................................       $1,564,505       $1,381,786    $1,166,286
Cost of goods sold................................................        1,142,597        1,016,018       880,103
                                                                        -----------      -----------    ----------
            Gross profit..........................................          421,908          365,768       286,183
General and administrative expenses...............................          224,733          231,336       192,643
Selling expenses..................................................          123,322          102,353        76,493
                                                                        -----------      -----------    ----------
            Income from operations................................           73,853           32,079        17,047
Other income (expense):
   Interest expense...............................................          (11,522)          (7,517)       (3,471)
   Interest and investment income.................................            4,732            5,249         4,245
   Other income...................................................            6,618            2,849         2,062
                                                                        -----------      -----------    ----------
                                                                               (172)             581         2,836
                                                                        -----------      -----------    ----------
Income before provision for income taxes..........................           73,681           32,660        19,883
Provision for income taxes........................................           29,940           17,361         6,624
                                                                        -----------      -----------    ----------
Net income                                                              $    43,741      $    15,299    $   13,259
                                                                        ===========      ===========    ==========
Earnings per share:
   Basic..........................................................            $0.62          $0.22           $0.20
                                                                        ===========      ===========    ==========
   Diluted........................................................            $0.61          $0.22           $0.20
                                                                        ===========      ===========    ==========





The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          For the Years Ended April 2, 1999, April 3, 1998 (Restated),
                         and March 28, 1997 (Restated)

                    (Dollars in Thousands, Except Share Data)

                                                                                            Cumulative
                                                   Common Stock     Additional                Other       Unearned
                                             ----------------------   Paid-In   Retained  Comprehensive     ESOP
                                                Shares     Amount    Capital    Earnings      Income       Shares     Totals
                                             ----------   ---------  ---------  --------  -------------   --------  --------
Balance at March 29, 1996...............     64,051,168     $641     $222,068   $14,046   $       --     $(2,378)  $234,377
Comprehensive income:
   Net income...........................             --       --           --    13,259           --           --     13,259
   Cumulative foreign currency
      translation adjustment............             --       --           --        --          (93)          --        (93)
   Total comprehensive income...........                                                                              13,166
   Issuance of common stock.............      4,580,934       46       98,359        --           --       (4,034)    94,371
   Employee benefits and other..........             --       --        3,482    (1,100)          --        1,413      3,795
                                             ----------  ---------  ---------  ---------  -------------- ---------- ----------
Balance at March 28, 1997...............     68,632,102      687      323,909    26,205          (93)      (4,999)   345,709
                                             ----------  ---------  ---------  ---------  -------------- ---------- ----------
Comprehensive income:
   Net income...........................             --       --           --    15,299           --           --     15,299
   Cumulative foreign currency
      translation adjustment............             --       --           --        --       (1,203)          --     (1,203)
   Total comprehensive income...........                                                                              14,096
   Issuance of common stock.............      1,539,807       15       15,946        --           --           --     15,961
   Employee benefits and other..........             --       --        2,132        --           --        2,162      4,294
                                             ----------  ---------  ---------  ---------  -------------- ---------- ----------
Balance at April 3, 1998................     70,171,909      702      341,987    41,504       (1,296)      (2,837)   380,060
                                             ----------  ---------  ---------  ---------  -------------- ---------- ----------
   Gulf South results of operations and
      issuance of common stock,
      January 1, 1998 to April 3, 1998
      (Notes 1 and 3)...................        202,685        2        2,594   (15,034)          --           --    (12,438)
                                             ----------  ---------  ---------  ---------  -------------- ---------- ----------
Balance at April 4, 1998................     70,374,594      704      344,581    26,470       (1,296)      (2,837)   367,622
                                             ----------  ---------  ---------  ---------  -------------- ---------- ----------
Comprehensive income:
   Net income...........................             --       --           --    43,741           --           --     43,741
   Cumulative foreign currency
      translation adjustment............             --       --           --        --          119           --        119
   Total comprehensive income...........                                                                              43,860
   Issuance of common stock.............        421,430        4        4,267        --           --           --      4,271
   Employee benefits and other..........             --       --          612        --           --          195        807
                                             ------------ --------- ---------- ---------- -------------- ---------- ----------
Balance at April 2, 1999................     70,796,024     $708     $349,460   $70,211      $(1,177)     $(2,642)  $416,560
                                             ============ ========= ========== ========== ============== ========== ==========








The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Years Ended April 2, 1999, April 3, 1998 (Restated),
                         and March 28, 1997 (Restated)

                             (Dollars in Thousands)

                                                                                    1999        1998        1997
                                                                                ----------   ----------  ----------
                                                                                             (Restated)  (Restated)

Cash Flows From Operating Activities:
     Net income...............................................................   $  43,741   $  15,299   $  13,259
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization.........................................        20,384      10,861       6,473
      Provision for doubtful accounts.......................................         5,181       5,707       6,380
      Provision (benefit) for deferred income taxes.........................        10,901      (4,083)     (7,332)
      Merger and other nonrecurring costs and expenses......................         4,873      22,340       4,879
      (Gain) on sale of fixed assets........................................          (836)         --          --
      Deferred compensation expense.........................................           365         630          --
      Unrealized loss (gain) on marketable securities.......................           288           3        (457)
      Changes in operating assets and liabilities, net of effects from business acquisitions:
         Accounts receivable, net...........................................       (43,848)    (16,339)    (14,818)
         Inventories, net...................................................         1,275      (2,090)     (1,714)
         Prepaid expenses and other assets..................................        (4,916)    (10,464)     (7,247)
         Other assets.......................................................        (2,265)     (2,486)     (4,784)
         Accounts payable, accrued expenses, and other liabilities..........       (53,847)      8,558      (5,441)
                                                                                -----------  ----------  ----------
            Net cash (used in) provided by operating activities.............       (18,704)     27,936     (10,802)
                                                                                -----------  ----------  ----------
Cash Flows From Investing Activities:
   Purchases of marketable securities.......................................       (50,813)   (318,166)   (256,824)
   Proceeds from sales and maturities of marketable securities..............       125,098     309,628     205,117
   Proceeds from sale of property and equipment.............................         1,586          --          --
   Capital expenditures.....................................................       (24,774)    (10,519)     (7,171)
   Purchases of businesses, net of cash acquired............................       (75,453)    (22,481)    (11,985)
   Payments on noncompete agreements........................................        (4,558)     (6,431)     (3,980)
                                                                                -----------  ----------  ----------
            Net cash used in investing activities...........................       (28,914)    (47,969)    (74,843)
                                                                                -----------  ----------  ----------
Cash Flows From Financing Activities:
   Proceeds from public debt offering, net of debt issuance costs...........            --     119,459          --
   Proceeds from borrowings.................................................        24,000       4,349       6,131
   Repayments of borrowings.................................................       (20,337)    (56,014)    (42,180)
   Repayments on revolving line of credit...................................            --      (5,000)         --
   Principal payments under capital lease obligations.......................          (366)       (306)       (795)
   Proceeds from issuance of common stock...................................         4,174       2,721      94,371
   Distributions to former S corporation shareholders.......................            --          --      (1,100)
                                                                                -----------  ----------  ----------
            Net cash provided by financing activities.......................         7,471      65,209      56,427
                                                                                -----------  ----------  ----------
Foreign currency translation adjustment.....................................           119      (1,203)        (93)
                                                                                -----------  ----------  ----------
Gulf South decrease in cash and cash equivalents for the three months ended           (349)         --          --
   April 3, 1999                                                                -----------  ----------  ----------

Net (decrease) increase in cash and cash equivalents........................       (40,377)     43,973     (29,311)
Cash and cash equivalents, beginning of year................................        81,483      37,510      66,821
                                                                                -----------  ----------  ----------
Cash and cash equivalents, end of year......................................     $  41,106   $  81,483   $  37,510
                                                                                ===========  ==========  ==========
Supplemental Disclosures:
   Cash paid for:
      Interest..............................................................     $  11,026   $   5,195   $   1,237
                                                                                ===========  ==========  ==========
      Income taxes..........................................................     $  18,192   $  21,170   $  10,000
                                                                                ===========  ==========  ==========



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

     Basis of Presentation

     The accompanying consolidated financial statements give retroactive effect to the mergers (the "Mergers") with X-Ray of Georgia ("X-Ray Georgia"), S&W X-Ray, Inc. ("S&W"), Gulf South, and various immaterial businesses acquired during fiscal 1999, 1998, and 1997 (the "Pooled Entities"). These transactions were accounted for under the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements have been retroactively restated as if PSS, X-Ray Georgia, S&W, Gulf South, and the Pooled Entities had operated as one entity since inception.

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

     Concentration of Credit Risk

     The Company's trade accounts receivables are exposed to credit risk. Although the majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant, the Company's subsidiary Gulf South depends on a limited number of large customers. Approximately 38% and 37% of Gulf South's revenues for the years ended April 2, 1999 and December 1997, respectively, represented sales to its top five customers. The Company monitors the creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns. The Company had allowances for doubtful accounts of approximately $6,918 and $10,837 as of April 2, 1999 and April 3, 1998, respectively. Provisions for doubtful accounts were approximately $5,181, $5,707, and $6,380, for fiscal years ended 1999, 1998, and 1997, respectively.

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

     Slow moving inventory is tracked using a report that details items that have not moved in the last 60, 90, or 120 days and an appropriate reserve is established. Once slow moving inventory has been identified, the branches transfer inventory to other branches with a market for that inventory. If management determines the inventory is not salable, the inventory is written off against the inventory obsolescence reserve.

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

     Other Comprehensive Income

     During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this statement in fiscal 1999. Cumulative other comprehensive income has been separately disclosed in the accompanying consolidated statements of shareholders'equity.

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

     Statements of Cash Flows

     The Company's noncash investing and financing activities were as follows:

                                                  1999       1998          1997
                                                --------   --------      -------
    Business acquisitions:
       Fair value of assets acquired............$56,815     $48,924      $37,148
       Liabilities assumed...................... 39,930      32,684       39,258
       Notes payable issued.....................     --          --       25,321
       Noncompetes issued.......................  3,950       7,574        4,300
    Tax benefits related to stock option plans..    759       1,505        3,449
    Capital lease obligations incurred..........     --         325           --

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

                                                       Fiscal Year
                                              ----------------------------------
                                              1999         1998          1997
                                              -------     -------      ---------

     Number of acquisitions..................       2            4             4
     Number of shares of common stock issued. 608,000      490,000     1,737,000

     The results of operations for the acquired companies through their respective acquisition dates and the combined amounts presented in the consolidated financial statements follow:


                                              Fiscal Year Ended April 2, 1999
                                            ------------------------------------
                                              Other
                                             Pooled
                                            Entities        PSS        Combined
                                            --------    ----------   -----------
    Net sales..............................  $51,643    $1,512,862   $1,564,505
    Gross profit...........................    4,914       416,994      421,908
    Net income.............................   (1,098)       44,839       43,741
    Other changes in shareholders' equity..       70       (11,828)     (11,758)


                                               Fiscal Year Ended April 3, 1998
                            --------------------------------------------------------------------------------------
                            Gulf South
                                As       Impact of                                 Other
                            Originally  Restatement     Gulf South                Pooled
                            Published  (See Note 22)     Restated       S&W      Entities      PSS        Combined
                            ----------  -----------    ----------  ---------   ----------  ---------   -----------
    Net sales............    $287,582   $      --      $287,582     $38,003     $92,722    $963,479    $1,381,786
    Gross profit.........      74,353       (668)        73,685       8,756      14,598     268,729       365,768
    Net income...........      12,114     (2,253)         9,861      (2,095)        581       6,952        15,299
    Other changes in
       shareholders'equity        753         --            753       2,790        (243)     15,752        19,052


                                                Fiscal Year Ended March 28, 1997
                            -------------------------------------------------------------------------------------

                            Gulf South
                               As        Impact of                                       Other
                            Originally  Restatement   Gulf South  X-Ray of              Pooled
                            Published  (See Note 22)  Restated    Georgia      S&W     Entities      PSS      Combined
                           ----------- ------------  ----------   --------   -------   --------  --------    ----------
    Net sales............   $177,710   $      --     $177,710     $33,182    $72,034   $225,522  $657,838    $1,166,286
    Gross profit.........     48,052      (1,290)      46,762       5,784     16,782     34,531   182,324       286,183
    Net income...........      9,072      (2,264)       6,808         938         54      2,024     3,435        13,259
    Other changes in
       shareholders'          93,651          --       93,651      (1,100)     1,321      1,427     2,774        98,073
       equity


     Purchase Acquisitions

     During fiscal 1999, the Company acquired certain assets and assumed certain liabilities of 3 medical supply and equipment distributors, 15 imaging supply and equipment distributors, and 4 long-term health care distributors. In addition, the Company acquired the common stock of 2 imaging supply and equipment distributors. A summary of the details of the transactions follow:

                                                   Fiscal Year
                                        ----------------------------------
                                         1999         1998          1997
                                        --------     --------     --------
    Number of acquisitions..............      25           13            9
    Issuance of shares of common stock..      --      933,000        3,000
    Total consideration.................$115,183      $35,739      $36,613
    Cash paid, net of cash acquired.....  75,453       22,481       11,985
    Issuance of note payable............      --           --       25,321
    Goodwill recorded...................  58,368       33,745       40,625
    Noncompete payments.................   3,950        2,982          220

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

     In addition, the terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash or with shares of the Company's common stock and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $7.8 million (payable through fiscal 2001). The first potential earn-out payment is effective in fiscal 2000.

     The following table summarizes the adjustments recorded against goodwill during fiscal 1999. There were no such adjustments in fiscal 1998.

                                                            April 2, 1999
                                                           --------------
    Merger costs and expenses ..............................    $ 1,038
    Reversal of excess accrued merger costs and expenses....     (1,343)
    Deferred tax assets of acquired companies...............     (2,644)
                                                           --------------
                                                                $(2,949)

     Merger costs and expenses

     During fiscal 1999, the Company recorded approximately $545 of merger integration costs and expenses directly to goodwill as incurred as these costs were contemplated at the time of acquisition. In addition, the Company recorded approximately $493 of merger costs and expenses related to other acquisitions directly to goodwill for costs that were in excess of the original integration plan accrual estimated by management. Such merger costs and expenses are recorded directly to goodwill only if it is within one year from the date of the acquisition and such expenses were contemplated at the time of the acquisition. If merger costs and expenses are incurred subsequent to one year from the date of the acquisition, or were not contemplated at the time of the acquisition, such expenses are recorded in general and administrative expenses.

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

  3. GULF SOUTH'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 1998 (RESTATED)

     As discussed in Note 1, Background and Summary of Significant Accounting Policies, due to the Company's consolidation method and the differing year-ends of PSS and Gulf South, Gulf South's results of operations for the three months ended April 3, 1998 are not reflected in the accompanying consolidated statements of income for any periods presented. Rather, the results of operations have been recorded as an adjustment to shareholders' equity during the first quarter of fiscal 1999. Therefore, the results of Gulf South's operations for the period January 1, 1998 to April 3, 1998 are summarized below for additional disclosure. Certain adjustments have been made to the results of Gulf South's operations as compared to the amounts disclosed in the Company's previous filing. These adjustments are includeD in the discussion in Note 22, Restatements.

                                                      Three Months
                                                          Ended
                                                      April 3, 1998
                                                      -------------
                                                        (Restated)

    Net sales.........................................   $ 87,018
    Cost of goods sold................................     73,108
                                                      -------------
             Gross profit.............................     13,910
    General and administrative expenses...............     31,721
    Selling Expenses..................................      2,939
                                                      -------------
             Loss from operations.....................    (20,750)
    Other income, net.................................        321
                                                      -------------
    Loss before benefit for income taxes..............    (20,429)
    Benefit for income taxes..........................      5,395
                                                      -------------
    Net loss..........................................   $(15,034)
                                                      =============

     During the three months ended April 3, 1998, Gulf South recorded $24,825 of charges related to the disposition of reconciling items, merger and restructuring costs and expenses, goodwill impairment charge, and other operating charges. These charges are included in cost of goods sold and general and administrative expenses above. The following table summarizes the components of the $24,825 in charges.

                                                                   Three Months
                                                                       Ended
                                                                   April 3, 1998
                                                                   -------------
                                                                    (Restated)
Cost of goods sold:

  Reconciling items................................................$   5,590
  Increase allowance for obsolete inventory........................    1,889
                                                                   -------------
           Total charges included in costs of goods sold...........    7,479
                                                                   -------------
 General and administrative expenses:
  Direct transaction costs related to the merger...................    5,656
  Restructuring costs and expenses.................................    4,281
  Legal fees and settlements.......................................    2,700
  Operational tax charge...........................................    2,772
  Goodwill impairment charge.......................................    1,664
  Other............................................................      273
                                                                    ------------
       Total charges included in general & administrative expenses.   17,346
                                                                    ------------
       Total charges...............................................$  24,825
                                                                    ============


     Cost of Goods Sold:

     Reconciling Items

     During the quarter ending April 3, 1998, a $5.6 million charge was recorded in general and administrative expenses. Through a review of accounting records, management believes this charge is appropriately related to cost of goods sold.

     Increase Allowance for Obsolete Inventory

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

     General and Administrative Expenses:

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

    Involuntary employee termination costs....................$1,879
    Lease termination costs...................................   977
    Branch shutdown costs.....................................   885
    Other exit costs..........................................   540
                                                              ------
                                                              $4,281
                                                              ======

     Refer to Note 5, Accrued Merger and Restructuring  Costs and Expenses,  and
     Note 18, Quarterly Results of Operations, for a more detailed discussion regarding accrued restructuring costs and expenses.

     Legal Fees and Settlements

     Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 19, Commitments and Contingencies. In addition, Gulf South recorded $700 in charges related to a customer supply agreement.

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

4.   CHARGES INCLUDED IN GENERAL and ADMINISTRATIVE EXPENSES

     In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:

                                                                                 1999         1998         1997
                                                                               --------      -------      -------
    Merger costs and expenses............................................      $  4,371      $14,066      $14,506
    Restructuring costs and expenses.....................................         4,922        3,691           --
    Information systems accelerated depreciation.........................         5,379           --           --
    Goodwill impairment charges..........................................            --        5,807           --
    Gulf South operational tax charge and professional fee accrual.......            --        5,986        1,998
    Other charges........................................................         1,010        2,457        1,446
                                                                                -------      -------      -------
    Total charges........................................................       $15,682      $32,007      $17,950
                                                                                =======      =======      =======


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

     Goodwill Impairment Charges

     During fiscal 1998, the Company determined that goodwill related to three foreign (World Med Int'l) acquired companies and one domestic (PSS division) acquired company, was not recoverable. As such, the goodwill of $5,807 related to the four entities was written-off during fiscal 1998.

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

     In addition, professional fees estimated to be incurred of $2,919 to resolve the tax issues for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998.

     Other Charges

     During fiscal 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.

     The other charges recorded in fiscal 1998 and 1997 relate to the ESOP cost of an acquired company. S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2,457 and $1,446 of related expenses were recognized in fiscal 1998 and 1997, respectively.

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

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $4,084 and $4,327, at April 2, 1999 and April 3, 1998, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:


                                                             Involuntary
                                                              Employee          Lease          Branch
                                                             Termination     Termination      Shutdown
                                                                Costs           Costs          Costs        Total
                                                            ------------     -----------    -----------   ---------

    Balance at March 28, 1997........................          $   --          $   --        $   --      $      --
       Additions.....................................             160             540           873          1,573
       Utilized......................................              (4)             --          (412)          (416)
                                                            ------------     -----------    -----------   ---------
    Balance at April 3, 1998.........................             156             540           461          1,157
       Adjustments...................................              --              --            --             --
       Additions.....................................              --              --            --             --
       Utilized......................................              (2)             --          (350)          (352)
                                                            ------------     -----------    -----------   ---------
    Balance at April 2, 1999.........................            $154            $540          $111        $   805
                                                            ============     ===========    ===========   =========

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

     Nonsignificant Poolings-of-Interests Business Combination Plans

     The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity related to eight nonsignificant pooling-of-interests business combinations completed during fiscal 1997 through 1999, respectively, is as follows:


                                                               Involuntary
                                                                Employee         Lease         Branch
                                                              Termination      Termination    Shutdown
                                                                 Costs           Costs         Costs        Total
                                                               --------        ---------     ---------     --------

    Balance at March 28, 1997........................          $    2          $   436       $ 1,544       $ 1,982
       Additions.....................................             164              150         1,247         1,561
       Utilized......................................              (1)            (333)       (2,273)       (2,607)
                                                               --------        ---------     ---------     --------
    Balance at April 3, 1998.........................             165              253           518           936
       Adjustments...................................            (144)              11           311           178
       Additions.....................................              74            1,868           376         2,318
       Utilized......................................             (21)            (248)         (969)       (1,238)
                                                               --------        ---------     ---------     --------
    Balance at April 2, 1999.........................           $  74          $ 1,884       $   236       $ 2,194
                                                               ========        =========     =========     ========

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

     Significant Purchase Business Combination Plan

     The Company formalized and adopted an integration plan in September 1997 to integrate the operations of General X-Ray, Inc. ("GXI") with the Imaging Business. The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the commitment date. A summary of the GXI merger accruals is as follows (in thousands):


                                                             Involuntary
                                                               Employee         Lease          Branch
                                                Relocation   Termination     Termination      Shutdown
                                                  Costs         Costs           Costs          Costs        Total
                                                ----------   -----------     -----------     ---------   ---------
    Balance at March 28, 1997..........        $   --          $   --         $     --       $   --      $      --
       Additions.......................           225             205            1,150          920          2,500
       Utilized........................           (63)             (8)             (60)        (135)          (266)
                                               ---------     ----------      -----------     ---------   ---------
    Balance at April 3, 1998...........           162             197            1,090          785          2,234
       Adjustments.....................          (125)            (85)            (883)         (32)        (1,125)
       Additions.......................            --              --               --           --             --
       Utilized........................           (37)           (112)            (207)        (753)        (1,109)
                                               ---------     ----------      -----------     ---------   ---------
    Balance at April 2, 1999...........        $   --          $   --         $     --       $   --      $      --
                                               =========     ==========      ===========     =========   =========

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

     Nonsignificant Purchase Business Combination Plans

     The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity related to six nonsignificant purchase business combinations during fiscal 1998 and 1999 is as follows:

                                                              Involuntary
                                                 Employee      Employee         Lease          Branch
                                                Relocation   Termination     Termination      Shutdown
                                                  Costs         Costs           Costs          Costs        Total
                                                ----------   -----------     -----------     ---------   ---------

    Balance at March 28, 1997................        $  --         $  --          $  --        $  --     $     --
       Additions.............................           --            --             --           --           --
       Utilized..............................           --            --             --           --           --
                                                ----------   -----------     -----------     ---------   ---------
    Balance at April 3, 1998.................           --            --             --           --           --
       Additions from Gulf South subsidiary...          --           102            100          250          452
                                                ----------   -----------     -----------     ---------   ---------
    Balance at April 4, 1998.................           --           102            100          250          452
       Adjustments...........................           --          (102)           (55)        (135)        (292)
       Additions.............................          155           556            423          496        1,630
       Utilized..............................          (38)          (11)           (58)        (598)        (705)
                                                ----------   -----------     -----------     ---------   ---------

    Balance at April 2, 1999.................         $117          $545           $410        $  13       $1,085
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

     Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $3,818 million and $3,691 million, at April 2, 1999 and April 3, 1998, respectively. A summary of the restructuring plan activity is as follows:


                                                      Involuntary
                                                       Employee       Lease          Branch      Other
                                                     Termination   Termination     Shutdown       Exit
                                                        Costs         Costs          Costs       Costs      Total
                                                     -----------   -----------     ---------   --------  --------
    Balance at March 28, 1997...................      $     --       $     --      $     --    $    --   $     --
       Additions................................         1,570          1,389           627       105       3,691
       Utilized.................................            --             --            --        --          --
                                                     -----------   -----------     ---------   --------  --------
    Balance at April 3, 1998....................         1,570          1,389           627       105       3,691
       Additions from Gulf South subsidiary.....         1,880            406         1,455       540       4,281
                                                     -----------   -----------     ---------   --------  --------
    Balance at April 4, 1998....................         3,450          1,795         2,082       645       7,972
       Additions................................           652            570           281        --       1,503
       Utilized.................................        (2,500)        (1,045)       (1,467)     (645)     (5,657)
                                                     -----------   -----------     ---------   --------  --------
    Balance at April 2, 1999....................        $1,602         $1,320       $   896    $    --     $3,818
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

                                                                     Changes in
                                                           Fair      Unrealized
                                                           Value     Gain (Loss)
                                                         --------    -----------
    April 2, 1999:
       Other equity securities...........................$      3      $ (573)
                                                         ========    ===========
    April 3, 1998:
       Obligations of states and political subdivisions..$ 11,000      $   --
       Preferred stock...................................  25,000          (3)
       Other equity securities...........................     576          --
                                                         --------    -----------
                                                          $36,576      $   (3)
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


  7. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, are summarized as follows:

                                                         1999         1998
                                                      --------    ---------
    Land............................................. $  1,996    $     838
    Building                                             4,186        3,268
    Equipment........................................   62,430       40,627
    Furniture, fixtures, and leasehold improvements..   12,233        8,487
                                                      --------    ---------
                                                        80,845       53,220
    Accumulated depreciation.........................  (32,678)     (21,747)
                                                      --------    ---------
                                                       $48,167      $31,473
                                                      ========    =========

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

  8. INTANGIBLES

     Intangibles, stated at cost, consist of the following:

                                              1999          1998
                                            --------      -------
    Goodwill                                $134,196      $78,656
    Noncompete agreements and other........   27,257       22,295
                                            --------      -------
                                             161,453      100,951
    Accumulated amortization...............  (14,070)      (9,042)
                                            --------      -------
                                            $147,383      $91,909
                                            ========      =======

    Future minimum payments required under noncompete agreements at April 2, 1999 are as follows:

    Fiscal Year:
       2000............................................. $2,421
       2001.............................................  1,074
       2002.............................................    713
       2003.............................................    292
       2004.............................................     74
       Thereafter.......................................    340
                                                         ------
                                                         $4,914
                                                         ======

     Amortization expense, included in general and administrative expenses in the accompanying consolidated statements of income, aggregated approximately $7,289, $5,062, and $2,617 for fiscal 1999, 1998, and 1997, respectively.


  9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                              April 2, 1999    April 3, 1998
                                              -------------    -------------
    Senior subordinated notes..............       $125,000        $125,000
    Senior revolving credit................         24,000              --
    Capital lease obligations..............            496             532
    Long-term debt of acquired companies...             96           7,675
    Other notes                                      3,912           4,420
                                              -------------    -------------
                                                   153,504         137,627
    Less current maturities................         (1,062)         (3,570)
                                              -------------    -------------
                                                  $152,442        $134,057
                                              =============    =============

     Senior Subordinated Notes

     During October 1997, the Company issued 8.5% unsecured senior subordinated notes due in 2007 (the "Notes") in the amount of $125,000. Interest on the Notes accrues from their date of original issuance and is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The Notes are subject to certain covenants, including restrictions on indebtedness, investments, payments of dividends, purchases of treasury stock, and sales of assets and maintaining a fixed charge coverage ratio of 2.0 to 1.0.

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

     Capital Lease Obligations

     As of April 2, 1999, future minimum payments, by fiscal year and in the aggregate, required under capital leases are approximately as follows:

    Fiscal Year:
       2000...........................................................$  361
       2001...........................................................    98
       2002...........................................................    64
       2003...........................................................    38
                                                                      -------
    Net minimum lease payments........................................   561
    Less amount representing interest.................................   (65)
                                                                      -------
    Present value of net minimum lease payments under capital leases..   496
    Less amounts due in one year......................................  (321)
                                                                      -------
                Amounts due after one year............................$  175
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

     As of April 2, 1999, future minimum payments of long-term debt, excluding capital lease obligations, are approximately as follows:

    Fiscal Year:
       2000.............................................$       741
       2001.............................................        645
       2002.............................................        645
       2003.............................................        645
       2004.............................................     24,645
       Thereafter.......................................    125,687
                                                        -----------
                Total...................................$   153,008
                                                        ===========

10.  INCOME TAXES

     The provisions for income taxes are detailed below:

                                              1999           1998         1997
    Current tax provision:                   -------       -------      -------
       Federal.............................  $16,253       $17,928      $11,441
       State...............................    2,786         3,516        2,515
                                             -------       -------      -------
                Total current..............   19,039        21,444       13,956
                                             -------       -------      -------
    Deferred tax provision (benefit):
       Federal.............................    9,306        (3,486)      (6,259)
       State...............................    1,595          (597)      (1,073)
                                             -------       -------      -------
                Total deferred.............   10,901        (4,083)      (7,332)
                                             -------       -------      -------
                Total income tax provision.  $29,940       $17,361      $ 6,624
                                             =======       =======      =======

    The difference between income tax computed at the federal statutory rate and the actual tax provision is shown below:

                                                                                1999         1998          1997
                                                                             ----------   ----------     --------
                                                                                          (Restated)    (Restated)
    Income before provision for taxes..................................        $73,681      $32,660      $19,883
                                                                             ==========   ==========     ========

    Tax provision at the 35% statutory rate............................        $25,788      $11,431      $ 6,959
                                                                             ----------   ----------     --------
    Increase (decrease) in taxes:
       State income tax, net of federal benefit........................          2,847        1,886          766
       Effect of foreign subsidiary....................................            310        2,179         (174)
       Merger costs and expenses.......................................           (250)       1,958          721
       Goodwill amortization...........................................            969          512           15
       Meals and entertainment.........................................            454          207          180
       Nontaxable interest income......................................           (374)        (688)      (1,102)
       Change in valuation allowance for deferred taxes................             --           --         (900)
       Income of S corporations........................................             68         (287)        (750)
       Other, net......................................................            128          163          909
                                                                             ----------   ----------     --------
                Total increase (decrease) in taxes.....................          4,152        5,930         (335)
                                                                             ----------   ----------     --------
                Total income tax provision.............................        $29,940      $17,361      $ 6,624
                                                                             ==========   ==========     ========

    Effective tax rate.................................................           40.6%        53.2%        33.3%
                                                                             ==========   ==========     ========


     Deferred income taxes for fiscal 1999 and 1998 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at April 2, 1999 and April 3, 1998 are detailed below:

                                                                                              1999         1998
                                                                                            --------     --------
                                                                                                        (Restated)
   Deferred tax assets:

       Allowance for doubtful accounts and sales returns............................        $  5,398     $  5,393
       Merger, restructuring and other nonrecurring costs and expenses..............           4,406        5,886
       Accrued expenses.............................................................           4,276        2,574
       Net operating loss carryforwards.............................................           3,380        1,228
       Operational tax reserve......................................................           2,980        2,614
       Inventory uniform cost capitalization........................................           1,536        1,640
       Reserve for inventory obsolescence...........................................           1,272        1,226
       Accrued professional fees....................................................           1,014        1,135
       Goodwill impairment charges..................................................             551          627
       Excess book depreciation and amortization over tax depreciation and
          amortization..............................................................              --          214
       Other........................................................................           1,075          479
                                                                                            --------    ---------
                Gross deferred tax assets...........................................          25,888       23,016
                                                                                            --------    ---------
    Deferred tax liabilities:
       Excess of tax depreciation and amortization over book depreciation and
          amortization..............................................................            (288)          --
       Other........................................................................            (107)        (223)
                                                                                            --------    ---------
                Gross deferred tax liabilities......................................            (395)        (223)
                                                                                            --------    ---------
    Net deferred tax assets.........................................................         $25,493      $22,793
                                                                                            ========    =========

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

11.  EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                           1999         1998          1997
                                          --------    ---------     --------
                                                     (Restated)    (Restated)

    Net income (loss)..................... $43,741      $15,299      $13,259
                                          ========    =========     ========
    Earnings per share:
       Basic..............................   $0.62        $0.22        $0.20
                                          ========    =========     ========

       Diluted............................   $0.61        $0.22        $0.20
                                          ========    =========     ========

    Weighted average shares outstanding:

       Common shares......................  70,548       69,575       66,207
       Assumed exercise of stock options..     850          970          750
                                          --------    ---------     --------
       Diluted shares outstanding.........  71,398       70,545       66,957
                                          ========    =========     ========


12.  RELATED-PARTY TRANSACTION

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

13.  STOCK-BASED COMPENSATION PLANS

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

     Information regarding this plan is summarized below (share amounts in thousands):

                                                                Weighted
                                                                 Average
                                                      Shares      Price
                                                     --------   ---------
    Balance, April 3, 1998.....................          --      $   --
       Granted.................................         453         9.73
       Exercised...............................          --          --
       Forfeited...............................          --          --
                                                     --------   ---------
    Balance, April 2, 1999.....................         453        $9.73
                                                     ========   =========
     As of April 2, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $8.97 to $10.66 and
     6.25 years, respectively, and approximately 47,160 shares of common stock are available for issuance under the plan. The weighted-average per share fair value of options granted was $4.36 in fiscal 1999.

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

     Information regarding this plan is summarized below (share amounts in thousands):

                                                                   Weighted
                                                                   Average
                                                       Shares       Price
                                                      --------     --------

    Balance, March 29, 1996......................         722        $2.94
       Granted...................................          --           --
       Exercised.................................        (346)        2.83
       Forfeited.................................         (12)        3.28
                                                      --------     --------
    Balance, March 28, 1997......................         364         3.05
       Granted...................................          --           --
       Exercised.................................        (248)        2.77
       Forfeited.................................          (3)        2.10
                                                      --------     --------
    Balance, April 3, 1998.......................         113         3.67
       Granted...................................          --           --
       Exercised.................................        (110)        3.67
       Forfeited.................................          (3)        3.67
                                                      --------     --------
    Balance, April 2, 1999.......................          --       $   --
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

     Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                  Weighted
                                                                  Average
                                                        Shares     Price
                                                       --------   --------
    Balance, March 29, 1996.....................          615      $14.17
       Granted..................................          217       23.90
       Exercised................................          (27)      13.35
       Forfeited................................           (3)       5.79
                                                       --------   --------
    Balance, March 28, 1997.....................          802       16.52
       Granted..................................          898       14.53
       Exercised................................         (112)      13.20
       Forfeited................................          (43)      14.89
                                                       --------   --------
    Balance, April 3, 1998......................        1,545       16.19
       Granted..................................          476       13.27
       Exercised................................          (66)      13.76
       Forfeited................................           (5)      16.78
                                                       --------   --------
    Balance, April 2, 1999......................        1,950      $14.80
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

     Information regarding the stock option component of the plan is summarized below (share amounts in thousands):
                                                                Weighted
                                                                 Average
                                                     Shares       Price
                                                    --------    --------

    Balance, March 29, 1996...................          319       $14.88
       Granted................................           68        23.94
       Exercised..............................          (61)       14.88
       Forfeited..............................           (5)       23.94
                                                    --------    --------
    Balance, March 28, 1997...................          321        16.78
       Granted................................           97        16.92
       Exercised..............................           --           --
       Forfeited..............................           --           --
                                                    --------    --------
    Balance, April 3, 1998....................          418        15.90
       Granted................................           --           --
       Exercised..............................           --           --
       Forfeited..............................           --           --
                                                    --------    --------
       Balance, April 2, 1999....................       418       $14.83
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

     Information regarding the stock option component of this plan is summarized below (share amounts in thousands):
                                                           Weighted
                                                           Average
                                                 Shares    Price
                                                --------    --------

    Balance, March 29, 1996...............          45       $10.12
       Granted............................          32        23.94
       Exercised..........................          (3)        5.48
       Forfeited..........................          --           --
                                                --------    --------
    Balance, March 28, 1997...............          74        13.44
       Granted............................          50        14.75
       Exercised..........................          --           --
       Forfeited..........................          --           --
                                                --------    --------
    Balance, April 3, 1998................         124        15.70
       Granted............................         135        13.71
       Exercised..........................          (6)        5.48
       Forfeited..........................          (1)        5.48
                                                --------    --------
    Balance, April 2, 1999................         252       $13.69
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

     A summary of the Gulf South's stock option activity and related information is as follows (share amounts in thousands):

                                                                   Weighted
                                                                   Average
                                                       Shares       Price
                                                      --------     --------
    Balance, January 1, 1996....................           976     $  4.57
       Granted..................................           355       16.53
       Exercised................................          (216)       2.68
       Forfeited................................           (20)       9.57
                                                      --------     --------
    Balance, December 31, 1996..................         1,095        8.57
       Granted..................................           833       11.89
       Exercised................................          (144)       2.90
       Forfeited................................          (149)      13.38
                                                      --------     --------
    Balance, December 31, 1997..................         1,635       10.39
       Granted..................................           788       19.89
       Exercised................................          (203)      13.02
       Forfeited................................           (13)      12.07
                                                      --------     --------
    Balance, April 3, 1998......................         2,207       13.55
       Granted..................................            --          --
       Exercised................................          (239)      11.46
       Forfeited................................           (24)      17.07
                                                      --------     --------
    Balance, April 2, 1999......................         1,944      $13.77
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

     Pro forma net income and net income per share for the fiscal years ended 1999, 1998, and 1997, assuming the Company had accounted for the plans under the fair value approach, are as follows (in thousands, except per share data):

                                          1999         1998         1997
                                        --------     --------     --------
    Net income:                                     (Restated)   (Restated)
       As reported................       $43,741      $15,299       $13,259
       Pro forma..................        38,287       11,470        11,141
    Earnings per share:
       As reported:
          Basic...................         $0.62        $0.22         $0.20
          Diluted.................          0.61         0.22          0.20
       Pro forma:
          Basic...................          0.54         0.16          0.17
          Diluted.................          0.54         0.16          0.17

     Because the fair value method of accounting has not been applied to options granted prior to March 31, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


14.  EMPLOYEE BENEFIT PLANS

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

     A company acquired in fiscal 1999 sponsored a leveraged employee stock ownership plan ("Tristar ESOP"). The Company accounted for this ESOP in accordance with SOP 93-6. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation.

     The Tristar ESOP shares were as follows:

                                                                 April 2, 1999    April 3, 1998    March 28, 1997
                                                                 -------------    -------------    --------------
     Allocated shares......................................            76,972          25,934                 --
     Shares released for allocation........................            12,524          51,038             25,934
     Unreleased shares.....................................           169,840         182,364            233,402
                                                                 -------------    -------------    --------------
                 Total ESOP shares.........................           259,336         259,336            259,336
                                                                 -------------    -------------    --------------
     Fair value of unreleased shares.......................        $    1,523      $    5,835         $    3,371
                                                                 =============    =============    ==============

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

     The S&W ESOP shares were as follows:

                                               April 3, 1998     March 28, 1997
                                               -------------     --------------
    Allocated shares.....................           398,727            278,490
    Shares released for allocation.......           162,769            120,237
    Unreleased shares....................                --            162,769
                                               -------------     --------------
                Total ESOP shares........           561,496            561,496
                                               -------------     --------------
    Fair value of unreleased shares......      $         --         $1,512,495
                                               =============     ==============

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

     Participant contributions are always 100% vested. The Company match and the stock options vest as follows:

                  # of Years                        Vesting %
              -----------------                 ---------------
              Less than 4 years                        0%
              4 years                                 20%
              5 years                                 40%
              6 years                                 60%
              7 years                                 80%
              8 years                                100%
              Death or disability                    100%

     After the options are 100% vested, participants can exercise up to 25% of vested options in any calendar year.


     At age 60, or age 55 with 10 years of participation in EDP, the retirement benefit is distributed to participants in five equal installments. The retirement benefit is distributed in a lump sum upon death and over five years upon disability.

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

15.  OPERATING LEASE COMMITMENTS

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

     Rent expense approximated $19,905, $19,019, and $8,083 for fiscal 1999, 1998, and 1997, respectively. As of April 2, 1999, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

    Fiscal Year:
       2000.....................................         $19,998
       2001.....................................          15,966
       2002.....................................          12,849
       2003.....................................           7,908
       2004.....................................           5,014
       Thereafter...............................           2,935
                                                        --------
                Total...........................         $64,670
                                                        ========

16.  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes the way public companies report information about segments. SFAS No. 131 requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Summary of Significant Accounting Policies, for descriptive information about the Company's business segments. International business and other follow the accounting policies of the segments described in the summary of significant accounting policies. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations.

     The following table presents financial information about the Company's business segments (in thousands):

                                                                    April 2, 1999  April 3, 1998   March 28, 1997
                                                                    -------------  -------------   --------------
                                                                                     (Restated)      (Restated)
    NET SALES:

       Physician Supply Business                                     $  677,353     $  662,543      $  610,358
       Imaging Business                                                 524,823        409,660         362,511
       Long-Term Care Business                                          342,405        287,582         177,710
       Other (a)                                                         19,924         22,001          15,707
                                                                     -------------  -------------   --------------
               Total net sales                                       $1,564,505      $1,381,786      $1,166,286
                                                                     =============  =============   ==============

    INCOME FROM OPERATIONS:

       Physician Supply Business                                     $   42,727     $   16,871      $    3,358
       Imaging Business                                                  16,305          6,486           4,048
       Long-Term Care Business                                           17,186         14,032           9,143
       Other (a)                                                         (2,365)        (5,310)            498
                                                                    -------------  -------------   --------------
                Total income from operations                         $   73,853     $   32,079      $   17,047
                                                                    =============  =============   ==============

    DEPRECIATION:

       Physician Supply Business                                     $    6,844     $    3,287      $    3,309
       Imaging Business                                                   3,614          1,010             172
       Long-Term Care Business                                            1,429            934             375
       Other (a)                                                            322            398              --
                                                                     -------------  -------------   --------------
               Total depreciation                                   $   12,209      $    5,629      $    3,856
                                                                     =============  =============   ==============


    AMORTIZATION OF INTANGIBLE ASSETS AND OTHER ASSETS:

       Physician Supply Business                                     $    2,953     $    2,444      $    2,380
       Imaging Business                                                   3,460          1,545             121
       Long-Term Care Business                                            1,762          1,243             116
                                                                    -------------  -------------   --------------
                Total amortization of intangible assets              $    8,175     $    5,232      $    2,617
                                                                    =============  =============   ==============




                                                                    April 2, 1999  April 3, 1998   March 28, 1997
                                                                    -------------  -------------   --------------
                                                                                     (Restated)      (Restated)
    PROVISION FOR DOUBTFUL ACCOUNTS:

       Physician Supply Business                                     $    1,627     $      605      $    2,463
       Imaging Business                                                     846            539             578
       Long-Term Care Business                                            2,485          4,422           3,339
       Other (a)                                                            223            141              --
                                                                    -------------  -------------   --------------
                Total provision for doubtful accounts                $    5,181     $    5,707      $    6,380
                                                                    =============  =============   ==============


    CAPITAL EXPENDITURES:

       Physician Supply Business                                     $   15,149     $    4,468      $    5,635
       Imaging Business                                                   6,735          4,565             419
       Long-Term Care Business                                            2,890          1,659           1,117
       Other (a)                                                             --           (173)             --
                                                                    -------------  -------------   --------------
                Total capital expenditures                           $   24,774     $   10,519      $    7,171
                                                                    =============  =============   ==============

    ASSETS:

       Physician Supply Business                                     $  236,452     $   320,216
       Imaging Business                                                 277,250         158,698
       Long-Term Care Business                                          174,868         191,789
       Other (a)                                                        54,811           16,034
                                                                    -------------  -------------
                Total assets                                         $  743,381     $   686,737
                                                                    =============  =============

    (a) Other includes the holding company and the international subsidiaries.


17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

                As Restated                         Fiscal Year 1998                          Fiscal Year 1999
                                        ----------------------------------------  ----------------------------------------
    (In Thousands, Except Per Share        Q1         Q2        Q3         Q4        Q1         Q2         Q3        Q4
    Data)                               --------  --------   --------  ---------  --------  --------   --------   --------

    Net sales......................     $315,313  $344,242   $353,642  $368,589   $367,562  $387,366   $399,547   $410,030
    Gross profit...................       80,974    90,353     94,110   100,331     97,198   104,901    109,685    110,124
    General and administrative            46,790    54,209     53,307    77,030     54,523    52,310     53,913     63,987
       expenses....................
    Net income (loss)..............        7,056     7,138      8,669    (7,564)     8,868    13,307     13,822      7,744
    Basic earnings (loss) per share        $0.10     $0.10      $0.12    $(0.11)     $0.13     $0.19      $0.20      $0.11
    Diluted earnings  (loss) per           $0.10     $0.10      $0.12    $(0.11)     $0.12     $0.19      $0.19      $0.11
       share


                Adjustments                         Fiscal Year 1998                          Fiscal Year 1999
                                        ----------------------------------------  ----------------------------------------
    (In Thousands, Except Per Share        Q1         Q2        Q3         Q4        Q1         Q2         Q3        Q4
    Data)                               --------  --------   --------  ---------  --------  --------   --------   --------

    Net sales......................     $       0 $       0  $       0 $      0  $       0 $       0  $       0  $       0
    Gross profit...................         (167)     (167)      (167)     (167)         0         0          0          0
    General and administrative               699       (68)       (69)    2,459          0         0          0          0
       expenses....................
    Net income (loss)..............         (528)      (60)       (61)   (1,604)        (0)       (0)        (0)        (0)
    Basic earnings (loss) per share       $(0.01)   $(0.00)    $(0.00)   $(0.02)    $(0.00)   $(0.00)    $(0.00)    $(0.00)
    Diluted earnings  (loss) per          $(0.01)   $(0.00)    $(0.00)   $(0.02)    $(0.00)   $(0.00)    $(0.00)    $(0.00)
       share




          As Previously Reported                    Fiscal Year 1998                          Fiscal Year 1999
                                        ----------------------------------------  ----------------------------------------
    (In Thousands, Except Per Share        Q1         Q2        Q3         Q4        Q1         Q2         Q3        Q4
    Data)                               --------  --------   --------  ---------  --------  --------   --------   --------

    Net sales......................     $315,313  $344,242   $353,642  $368,589   $367,562  $387,366   $399,547   $410,030
    Gross profit...................       81,141    90,520     94,277   100,498     97,198   104,901    109,685    110,124
    General and administrative            46,091    54,277     53,376    74,571     54,523    52,310     53,913     63,987
       expenses....................
    Net income (loss)..............        7,584     7,198      8,730    (5,960)     8,868    13,307     13,822      7,744
    Basic earnings (loss) per share        $0.11     $0.10      $0.12    $(0.08)     $0.13     $0.19      $0.20      $0.11
    Diluted earnings  (loss) per           $0.11     $0.10      $0.12    $(0.08)     $0.12     $0.19      $0.19      $0.11
       share


     Refer to Note 22, Restatements, for a further discussion of the adjustments presented above.

18.  COMMITMENTS AND CONTINGENCIES

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

     A series of related, putative class actions were filed against PSS and two officers beginning on or about March 22, 1999. The allegations are based on PSS' announcement that the SEC is reviewing its financial reports for certain prior periods and that PSS would likely be required to retroactively restate its financial statements to reflect the pre-acquisition operating results of certain merger transactions that were accounted for under the pooling-of-interest accounting method. These actions were consolidated and subsequently dismissed without prejudice.

     PSS and certain current officers and directors were named as defendants in a purported securities class action lawsuit filed on or about May 28, 1998. The allegations are based upon a decline in the PSS stock price following announcements by PSS in May 1998 regarding the Gulf South merger which resulted in earnings below analyst's expectations. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, the lawsuits are in early stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

19.  ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

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

20.  SUBSEQUENT EVENTS

     Subsequent to year-end, the Company acquired certain assets, including accounts receivable, inventories, and equipment of the following medical supplies and equipment distributors accounted for under the purchase method of accounting.

                                                             2000
                                                           -------

                 Number of acquisitions.............            20
                 Total consideration................       $93,782
                 Cash paid..........................        52,285
                 Goodwill recorded..................        53,114
                 Noncompete payments................         7,235

     Contingent consideration of approximately $5.7 million is not included in total consideration above.

     Subsequent to year-end,  cuts in Medicare reimbursement resulting from
     the  Balance   Budget  Act   Amendment  of  1997   coupled  with   Medicare
     implementation of a prospective payment system ("PPS") have adversely affected the long-term care industry. The industry in general has faced significant financial pressure due to PPS, resulting in bankruptcy of certain long-term care providers. As a result, GSMS has i) recorded bad debt charges of approximately $10.7 million (unaudited) for the year ended March 31, 2000, ii) renegotiated contracts with customers that decreased both sales prices and gross profit, iii) restructured facilities to more efficiently distribute products, and iv) renegotiated product costs with vendors to mitigate the impact on gross profit resulting from customer negotiations. Overall, this has reduced profitability of the long-term care business.

     On September 30, 1999, DI entered into a three year distributorship agreement with an imaging supply vendor. The agreement stipulates that, among other things, in the event of termination of the agreement due to a change in control of DI, the Company will pay liquidated damages to the vendor in the amount of the lesser of $6 million or $250,000 times the number of months remaining under the agreement.

     On January 24, 2000, the Company announced that its physician and imaging businesses experienced product delivery problems with two equipment suppliers.

     Further, on January 26, 2000, the Company announced that it hired Donaldson, Lufkin and Jenrette to assist the Company with strategic alternatives to maximize shareholder value.

21.  RESTATEMENTS

     The Company acquired Gulf South Medical Supply, Inc. ("Gulf South") on March 27, 1998. After the merger, the Company recorded approximately $32.2 million of charges in Gulf South's results of operations for the three months ended April 3, 1998 relating to the merger, restructuring the business, and conforming the accounting policies of the businesses. However, the Company continued to review historical records as it operated the acquired business and determined that approximately $7.4 million of the $32.2 million in charges belonged in Gulf South's results of operations for the 12 months ended December 31, 1996 and 1997. Therefore, the historical consolidated financial statements of the Company have been restated. The effect of the restatements is as follows:

                                               Gulf South Medical Supply - Three Months Ended April 3, 1998
                                       --------------------------------------------------------------------------
                                                   Allowance             Allowance
                                           As         for                   for               Cost of
                                       Previously  Obsolete  Inventory   Doubtful    Legal     Goods       As
                                        Reported  Inventory  Write-off   Accounts  Expenses    Sold     Restated
                                       ---------- ---------- ---------  ---------- --------- ---------- ---------

    Net sales                            $87,018   $     --   $    --    $     --  $    --    $     --    $87,018
    Gross profit                          17,816      1,473       211          --       --      (5,590)    13,910
    General and administrative
       expenses                           43,020         --        --      (4,832)    (877)     (5,590)    31,721
    Net loss                             (19,550)       899       129       2,952      536          --    (15,034)



                                                           Fiscal Year Ended April 3, 1998
                                       --------------------------------------------------------------------------
                                                   Allowance             Allowance
                                           As         for                   for               Cost of
                                       Previously  Obsolete   Inventory  Doubtful    Legal     Goods        As
                                        Reported   Inventory  Write-off  Accounts  Expenses    Sold     Restated
                                       ---------- ---------- ---------  ---------- --------- ---------- ---------

    Net sales                       $1,381,786    $    --    $    --    $     --  $    --   $    --   $1,381,786
    Gross profit                       366,436       (183)      (211)         --       --      (274)     365,768
    General and
       administrative expenses         228,315         --         --       2,418      877      (274)     231,336
    Net income                          17,552       (111)      (129)     (1,477)    (536)       --       15,299
    Earnings per share:
       Basic                             $0.25     $(0.00)    $(0.00)     $(0.02)   $(0.01)   $0.00        $0.22
       Diluted                            0.25      (0.00)    $(0.00)      (0.02)    (0.01)    0.00         0.22


                                         Fiscal Year Ended March 28, 1997
                                ------------------------------------------------
                                               Allowance   Allowance
                                     As           for        for
                                 Previously    Obsolete    Doubtful       As
                                  Reported     Inventory   Accounts    Restated
                                -----------    ---------   ---------  ----------
    Net sales                    $1,166,286    $    --     $    --    $1,166,286
    Gross profit                    287,473     (1,290)         --       286,183
    General and
       administrative expenses      190,228         --       2,415       192,643
    Net income                       15,523       (788)     (1,476)       13,259
    Earnings per share:
       Basic                          $0.23    $(0.01)     $(0.02)         $0.20
       Diluted                         0.23     (0.01)      (0.02)          0.20


     Allowance for Obsolete Inventory

     Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 included an allowance for obsolete inventory charge of $1,473. Through subsequent review of accounting records, management believes the allowance for obsolete inventory charge relates to prior fiscal periods. The Company has reversed the $1,473 charge included in Gulf South's January 1, 1998 to April 3, 1998 period and recorded charges of $183 and $1,290 in Gulf South's 12 months ended December 31, 1997 and 1996, respectively.

     Inventory Write-off

     Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 included a $211 charge to write-off inventory to fair value. Through subsequent review of accounting records, management believes the write-off relates to a prior fiscal period. The Company has reversed the $211 charge included in Gulf South's January 1, 1998 to April 3, 1998 period and recorded a charge of $211 in Gulf South's 12 months ended December 31, 1997.

     Allowance for Doubtful Accounts

     Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 included an allowance for doubtful accounts charge of $4,833. Through subsequent review of accounting records, management believes the allowance for doubtful accounts charge relates to prior fiscal periods. The Company has reversed the $4,833 charge included in Gulf South's January 1, 1998 to April 3, 1998 period and recorded charges of $2,418 and $2,415 in Gulf South's 12 months ended December 31, 1997 and 1996, respectively.

     Legal Expenses

     Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 included a $877 charge related to a customer supply agreement. Through subsequent review of accounting records, management believes the charge relates to a prior fiscal period. The Company has reversed the $877 charge included in Gulf South's January 1, 1998 to April 3, 1998 period and recorded a charge of $877 in Gulf South's 12 months ended December 31, 1997.

     Cost of Goods Sold

     During the quarter ending April 3, 1998, a $5,590 charge was recorded in general and administrative expenses. Through a review of accounting records, management believes this charge is appropriately related to cost of goods sold.

     Reclassification of Expenses to Costs of Goods Sold

     The Company reclassified $274 from general and administrative expenses to costs of goods sold during Gulf South's 12 months ended December 31, 1996.

     Benefit for Income Taxes

     Due to the accounting changes discussed above, and changes in the deductible treatment of certain other items, the benefit for income taxes has been adjusted as compared to the unaudited amounts previously published.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    FOR THE YEARS ENDED MARCH 28, 1997 (RESTATED), APRIL 3, 1998 (RESTATED),
                               AND APRIL 2, 1999

                             (Dollars in Thousands)

                                                                        Additions
                                                               ---------------------------
                                                   Balance     Provision
                                                      at        Charged       Transfers                    Balance
Valuation Allowance for                            Beginning       to           From                      at End of
Accounts Receivable                                of Period    Expense      Acquisitions   Write-offs     Period
-------------------------------------             ----------   ----------    -------------  ----------    ---------

Year ended March 28, 1997                          $  4,035    $6,380         $   881       $  2,996      $  8,300
Year ended April 3, 1998                              8,300     5,707             449          3,619        10,837
Gulf South January 1, 1998 to April 3,
   1998 activity                                     10,837       731(a)           --          1,578         9,990
Year ended April 2, 1999                              9,990     5,181             332          8,585         6,918


                                                                        Additions
                                                               ---------------------------
                                                   Balance     Provision
                                                      at        Charged       Transfers                    Balance
Valuation Allowance for                            Beginning       to           From                      at End of
Accounts Receivable                                of Period    Expense      Acquisitions   Write-offs     Period
-------------------------------------             ----------   ----------    -------------  ----------    ---------

Year ended March 28, 1997                          $   775      $2,494        $1,938         $   731       $4,476
Year ended April 3, 1998                             4,476       1,421         1,203           2,531        4,569
Gulf South January 1, 1998 to April 3,
   1998 activity                                     4,569       1,818(a)          --            160        6,227
Year ended April 2, 1999                             6,227         801         1,019           5,136        2,911


                                                               Charged
                                                                 To
                                                   Balance     General
                                                      at          &                          Balance
Gulf South Operational                            Beginning     Admin.                      at End of
Tax Charge Reserve                                of Period    Expense       Utilizations    Period
-------------------------------------             ----------   ----------    -------------  ----------

Year ended March 28, 1997                           $1,656      $1,998     $      --          $3,654
Year ended April 3, 1998                             3,654       3,067            --           6,721
Gulf South January 1, 1998 to April 3,
   1998 activity                                     6,721       2,771(a)         --           9,492
Year ended April 2, 1999                             9,492          --         1,646           7,846


(a) Amount represents activity recorded by Gulf South during the quarter ended April 3, 1998, and therefore is not reflected in any of the consolidated statements of operations presented. See Notes 1 and 3 for further discussion of the impact of the change in Gulf South's year-end.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2000.


             PSS WORLD MEDICAL, INC.

             By: /s/ David A. Smith
             -----------------------------------------
               David A. Smith
               Executive Vice President, Chief Financial Officer, and Secretary

                                                                   Exhibit 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As independent certified public accountants, we hereby consent to the incorporation by reference of our report dated May 24, 2000 included in this Form 10-K/A into the Company's previously filed Registration Statement File Nos. 33-80657, 33-90464, 333-15043, 333-15107, 333-64185, 33-85004, 33-97756,
33-99046, 33-97754, 333-30427, and 333-64187.



ARTHUR ANDERSEN LLP


Jacksonville, Florida
May 24, 2000