Form 10-K
period 2000-03-31
PSS WORLD MEDICAL INC
filed 2000-06-23
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2000 Commission File Number 0-23832

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $684,456,000 as of June 21, 2000. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of June 21, 2000, a total of 71,077,236 shares of the Company's Common Stock were outstanding.

                       Document Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2000.

                                     PART I

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the pending merger transaction, the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1.     Business

                                     GENERAL

PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 101 service centers to customers in all 50 states and four European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves with a focused, market specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 51 medical supply distribution service centers with approximately 735 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.


The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 34 imaging distribution service centers with approximately 900 service specialists and 230 sales representatives ("Imaging Business") serving over 45,000 customer sites in 42 states. The Imaging Business' primary market includes approximately 5,000 acute-care hospitals, 3,000 imaging centers, and 100,000 private practice physicians, veterinarians and chiropractors.


Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 14 distribution service centers with approximately 131 sales representatives ("Long-Term Care Business") serving over 14,000 long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 17,000 long-term care sites.

In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates two European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany and Luxembourg.

                                COMPANY STRATEGY

The Company's objectives are to be the leading distributor and marketer of medical products to office-based physicians, providers of imaging services, and long-term care providers in the United States, and to enhance operating performance. The key components of the Company's strategy to achieve these objectives are to continue to:

Expand Operating Margins. The Company is pursuing several initiatives to enhance its operating margins. With respect to sales, the Company is focusing its efforts on higher-margin accounts, penetration of existing customer accounts and on sales of diagnostic equipment, often on an exclusive or semi-exclusive basis, that involves ongoing sales of higher-margin reagents and/or higher margin service contracts. With respect to its product line, the Company seeks to generate high sales volumes of selected products and to obtain such products on a discounted basis from manufacturers. With respect to its operations locations, the Company will continue to evaluate rationalization of its service center locations during fiscal 2001 to increase efficiency and eliminate centers with below average performance. Finally, with respect to its service center expansion program, the Company intends to emphasize acquisitions over new-center development, thus avoiding the substantial start-up losses associated with new-center development.

Pursue Strategic Acquisitions. The Company has made 51, 46, 6, and 8, acquisitions since fiscal year 1989 in its Physician Supply, Imaging, Long-Term Care, and International Businesses, respectively (excludes acquisitions made by the Company's subsidiaries and divisions prior to PSS World Medical, Inc. ownership). After consummating a merger or acquisition, the Company begins an intensive process of converting the acquired company to its business model through information systems conversion, personnel development and training, and service and product expansion. The Company intends to continue to acquire local, regional, and other distributors in new and existing markets where it can leverage its distribution infrastructure, expand its geographic coverage, add service and sales competence, and gain market share.

Utilize Sophisticated Information Systems (See Information Systems discussion). During fiscal 2000, the Company deployed its ICONwebSM system. The ICONwebSM is a sales force automation system that has increased the time available to sales representatives for selling and improved the efficiency of the support staff and operations of the distribution centers. Approximately 60% of the Physician Supply Business revenues are processed through this Internet based system.

In addition, during fiscal 2000, the Company began the process of implementing the JD Edwards OneWorld ERP system. The Company has already successfully implemented the JD Edwards OneWorld general ledger and accounts payable systems to its PSS and GSMS divisions. The DI division has nearly completed the JD Edwards World ERP systems rollout which started in October 1999.

In fiscal 2001, the Company plans to roll out its newest digital marketplace development of myPSS.com, myDII.com and myGS.com. This will be the next generation of e-Commerce for all PSS World Medical, Inc. divisions. The Long-Term Care division currently processes approximately $480,000 a day through its GS Online Internet site with approximately 34% of their total revenues processed through e-commerce. The Company will continue to pursue the development of sophisticated systems that improve operational efficiency, reduce fixed and variable costs of its infrastructure, improve access to the Company by its customers, and reduce costs in the supply channel.

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

Historically, the Company has differentiated itself from the competition servicing the office-based physician market by providing consistent, same-day delivery on a national basis. The Company again is distinguishing itself from the competition by providing a metropolitan two-hour and a four-hour rural technical service specialist deployment guarantee through its Imaging Business. In addition, the Company's Long-Term Care Business has increased next day or scheduled self-delivery on Company leased vehicles from 8% to 50% of orders during fiscal 2000.

Offer a Broad Product Line Emphasizing Exclusive Products. The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care. The Company currently stocks over 56,000 medical products in its Physician Supply Business, over 8,000 imaging products in its Imaging Business, and over 20,000 medical products in its Long-Term Care Business. The Company also seeks to establish exclusive distribution and marketing arrangements for selected products. In the United States, PSS currently has exclusive or semi-exclusive marketing arrangements for certain products with Abbott Laboratories, Biosound Esaote, Inc., Candela Corporation, Derma Genesis, Inc., Hologic, Inc., Philips Medical Systems,
Siemens AG, Sonosite, Inc., Trex Medical Corporation, and other leading manufacturers. The Company believes that its sophisticated selling efforts, highly trained sales force, and large customer base provide manufacturers with a unique sales channel through which to distribute new and existing products and technology that require consultative selling.

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

The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have affected spending budgets in certain markets within the medical products industry. Recently, Congress has passed radical changes to reimbursements for nursing homes and home care providers. The industry has struggled with these changes and the ability of providers, distributors and manufacturers to adopt to the changes is not yet determined. These changes also affect some distributors who directly bill the government for these providers. The industry estimates that approximately 19% of the beds represented by homes in Long-Term Care industry have filed for bankruptcy protection, which also is the Company's percentage for fiscal 2000.

Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the Company's consolidated revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 37% of the Long-Term Care Business revenues for the 12 months ended March 31, 2000 represented sales to its top five customers. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.

                                  ACQUISITIONS

A significant portion of the medical supply and equipment distribution business in the United States includes locally owned and operated distributors. The Company believes that in the United States, there are approximately 200 locally owned companies serving the non-imaging physician-supply market, approximately 300 locally owned companies serving the imaging-supply market, and approximately 100 locally owned companies serving the long-term care market. The physician-supply market has experienced rapid consolidation in recent years. The Company believes that consolidation is occurring due to local and regional distributors experiencing: (i) a lack of purchasing and administrative economies of scale; (ii) reduced access to medical equipment lines as manufacturers seek to reduce marketing costs by minimizing the number of distributors they use;
(iii) consolidation among providers, who are increasingly seeking to reduce the number of suppliers from which they purchase medical products; (iv) a lack of resources for continued development and training of personnel for maintenance, expansion or replacement of existing business; and (v) a lack of resources to develop new distribution system technologies and services.

The Company's Physician Supply Business has grown from one service center located in Jacksonville, Florida, in 1983 to 51 service centers currently. Historically, the Company's growth has been accomplished through both the start-up of service centers and the acquisition of local and regional medical supply and equipment distributors. The Company believes there are a few attractive full line physician supply distributors in the United States to acquire. In the future, the Company will focus its efforts on those few companies and new groups of specialty distributors of products like orthopedics, podiatry, opthalmics, and various diagnostic equipment lines.

With the November 1996 acquisition of a medical diagnostic imaging supply and equipment distributor, the Company began the operations of its Imaging Business through its wholly owned subsidiary Diagnostic Imaging, Inc. Subsequent acquisitions have resulted in 34 Imaging Business service centers (after consolidation of certain centers) currently serving customers in 42 states. The Company will focus on acquisitions that (i) improve its core competency in the service and sales of high-end imaging equipment, (ii) leverage its existing infrastructure, (iii) strengthen its geographic reach and market share penetration in film handling and chemistry products, and (iv) improve the quality of its product offering and management expertise.

With the March 1998 acquisition of Gulf South Medical Supply, Inc., the Company became a leading national distributor of medical supplies and related products to the long-term care industry. Gulf South provides products and services to over 14,000 long-term care accounts in all 50 states. Now that the Company has consolidated the number of Long-Term Care Business distribution centers to 14 and has completed the implementation of its best practices distribution overhaul, the Company will begin to seek acquisitions that leverage its infrastructure and increase its market share.

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

PHYSICIAN SUPPLY BUSINESS

The Physician Supply Business currently maintains a highly decentralized distribution network of 51 service centers operating approximately 530 delivery vans servicing customers throughout the United States. This distribution network, along with the Company's Instant Customer Order Network ("ICONWebSM"), has enabled the Physician Supply Business to provide same-day delivery service on a consistent basis. Customer orders received by 10:30 a.m. at the local service center are delivered the same day within a 100-mile radius. Within a 30-mile radius, orders received by noon are delivered the same day.

Through over 735 sales representatives, the Physician Supply Business distributes medical supplies and equipment to physicians in over 100,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 125 physician offices, with a minimum goal of visiting each office once every one to two weeks.

IMAGING BUSINESS

The Company's Imaging Business operates in a similar decentralized format as the Physician Supply Business and distributes over 8,000 types of medical imaging supplies, chemicals, and equipment to the acute-care hospital and alternate-care markets. Since its inception in November 1996, DI has successfully integrated 46 acquisitions to construct a nationwide distribution and service channel with 34 full service branches, 14 distribution centers, 230 salespeople and 900 service technicians reaching over 45,000 customer sites in 42 states. DI has focused on rapidly consolidating the diagnostic imaging distribution market and transforming its acquired companies into an integrated national sales and service channel. Each full service branch is capable of providing a broad array of imaging products including consumables, imaging equipment and equipment service. DI has established stand-alone distribution and service centers that support its branches to facilitate the highest level of customer service. The Company employs its own drivers and uses it own fleet of delivery vehicles in order to provide scheduled point-of-use and just-in-time deliveries.

In addition to providing delivery of over 8,000 imaging products, the Imaging Business currently provides imaging equipment service through approximately 900 service specialists who provide technical assistance and maintenance on imaging equipment. Customer service requests for service specialists are guaranteed to receive a two-hour response in metropolitan areas and a four-hour response in rural areas. The Company believes this service guarantee, coupled with the significant number of highly qualified service specialists, positions it as the service leader in the industry.

LONG-TERM CARE BUSINESS

The Company entered the Long-Term Care Business with the acquisition of Gulf South Medical Supply, Inc. in March 1998. The Long-Term Care Business currently operates 14 full-service regional distribution centers. Coupled with a team of approximately 131 sales representatives, the Long-Term Care Business is able to provide consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home health care and subacute, rehabilitation, and transitional care that operate in different geographic areas. Currently, the Long-Term Care Business provides service to approximately 14,000 long-term care accounts nationally and offers a product line consisting of over 20,000 products.

In addition to distribution of medical and related products, the Company's Long-Term Care Business provides its customers support services developed to meet the customer's needs. These services include: (i) usage reports designed to help customers manage supply requirements, prepare forecasts and track multifacility purchases; (ii) inventory control processes that enable the customer to order products on a just-in-time basis and monitor patient's utilization of products for Medicaid and Medicare reimbursement; and (iii) customized services including customized invoices, bar code labels, and customized order guides.

INTERNATIONAL BUSINESS

The Company's International Business distributes medical products to office-based physicians and hospitals in Belgium, France, Germany and Luxembourg and began operations in April 1996 with the acquisition of its service center in Leuven, Belgium. The International Business currently operates two European service centers located in Belgium and Germany, employing approximately 26 sales representatives and approximately 100 total employees.

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

                                    PRODUCTS

The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. During the 12 months ended March 31, 2000, no vendor accounted for more than 10%, except for Eastman Kodak, which accounted for approximately 22% of the Company's inventory purchases. The Company's ability to maintain good relations with its vendors will affect the profitability of the business.

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

Pharmaceuticals. The Company's pharmaceutical sales include vaccines, injectables, and ointments. Because of the changing dynamics in the pharmaceutical industry, particularly the reduction of sales personnel focused on the physicians' offices, pharmaceutical manufacturers are increasingly seeking alternative means of distribution. The Company believes that its consultative sales approach and its emphasis on training have allowed PSS to be highly effective in selling pharmaceuticals to the physician-office market.

IMAGING BUSINESS

The Imaging Business distributes a broad range of approximately 8,000 consumable SKU's and 25 various equipment product lines. In addition, the Company employs approximately 900 service specialists that provide equipment maintenance and repair.

Imaging Supplies. Imaging supplies are primarily the supplies and accessories used each time a diagnostic image such as a chest x-ray, CT or mammogram is created. The Company's product portfolio includes x-ray film, processing chemicals, contrast agents, barium, filing and mailing products, film viewing devices, darkroom products, protective materials, and other miscellaneous imaging accessories.

Imaging Equipment. The Imaging Business equipment lines include processors, wet and dry laser cameras, automated film handling equipment, radiographic equipment, radiographic and fluoroscopic equipment ("R&F"), digital R&F, electrophysiology equipment, mammography systems, bone densitometry, C-Arms, digital upgrades, computed tomography scanners ("CT"), cardiac cath labs, vascular labs, magnetic resonance imaging ("MRI") equipment, picture archiving and communication systems ("PACS"), computed radiography equipment, and urology systems.

Imaging Service Specialist. Through approximately 900 service specialists, the Imaging Business currently provides on-site preventive maintenance, emergency service, and parts for all of the above-mentioned imaging equipment sold.

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


INTERNATIONAL BUSINESS

The International Business distributes medical supplies, equipment and pharmaceuticals similar to those provided by the Physician Supply Business to four European countries. The International Business offers products to the European physician office and hospital markets.

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

Initial Development. Each sales trainee is initially recruited to work for PSS World Medical, Inc. and is first brought to The University for education about the business and each division, introduction to officers, and orientation on the culture. This is followed with placement in one of several training branches at one of the three divisions. Each trainee is then assigned to a service center for longer-term training. Under the supervision of local leaders, training consists of a combination of self-study, individual instruction and interaction with customers and vendors. Such training includes 16 one-week courses providing instruction on products, procedures, and selling skills. During this development program, the trainee attends The University for additional training. Individual progress is measured weekly through formal testing and role playing, resulting in continued advancement to graduation, usually within 16 weeks. PSS designs the program to be strenuous and of the trainees that enter, only 70% successfully complete the program. Upon graduation, the newly appointed sales representative assumes responsibility for the first available sales territory, within a preferred region, regardless of location. The Company typically has approximately 50 sales candidates at various stages of the training process. The Company believes that the level of its expenditures in developing new sales representatives and its ability to place new sales representatives quickly in a new region is unique within the industry. The new sales graduate is placed on a salary-to-commission conversion program.

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

Technical Service Specialists. The Imaging Business has implemented an intensive service training schedule in which the vast majority of its over 900 service specialists will be participating in some manner in the upcoming fiscal year.
The Company recently successfully completed its first basic x-ray class. The Company recently constructed its own state-of-the-art 5,000 square foot Diagnostic Imaging training center where it will provide classes on all aspects of the imaging business including film handling equipment, basic x-ray, basic imaging, laser imager and mammography equipment. During fiscal 2001, the Company trained over 150 service specialists in The University's classes on customer skills and communications. In addition, a large number of service specialists will attend classes provided by various equipment manufacturers.

Continued Development. The Company recently developed an advanced sales development program for experienced successful sales representatives designed to improve effectiveness, performance, and extend the value proposition provided to the customer. This new class is an extension of several programs in place to train experienced sales representatives on new technology and new products. The Company also provides several programs to continue development of its sales and leadership organization. The programs provided by The University include a leadership program for senior sales representatives, a general leaders program for first-year leaders that emphasizes creativity and innovation, and a senior leadership development program. In addition, the Company encourages its sales representatives to participate in industry-accredited self-study programs. Every sales representative routinely attends local sales meetings, annual sales and marketing meetings, key vendor product conferences and continuing education programs at The University. Additionally, the Company holds training programs for customer service, purchasing and other field operations.

On March 31, 2000, the Company had approximately 1,122 sales representatives, 900 imaging service specialists, and 5,190 total employees. The Company considers its employee relations to be excellent.

                               INFORMATION SYSTEMS

PSS WORLD MEDICAL, INC.

Strategic ERP and eCommerce Digital Marketplace Systems Development

PSS World Medical is in the process of implementing the JD Edwards OneWorld ERP system. The Company successfully deployed the JD Edwards OneWorld general ledger and accounts payable systems to its PSS and Gulf South divisions during fiscal 1999. The Company has also successfully deployed the JD Edwards One World accounts receivable, inventory, purchasing, customer service, and order entry systems to one Physician Supply Business service center. Rollout to the other 50 Physician Supply Business service centers will begin in the first quarter of fiscal 2001. The system uses state-of-the-art client server technology to deliver an easy to use end user interface that will reduce overall training costs and boost productivity amongst PSS and Gulf South knowledge workers. The system runs on an Oracle 8.05 database with HP9000 Unix hardware and a high availability Citrix Server farm.

PSS World Medical is also developing its next generation eCommerce sites. The company will launch myPSS.com, myDII.com and myGSMS.com during fiscal 2001. These sites are being built on a BEA Web Logic Java application server. Database services are being provided by Oracle and hardware on the Company's strategic Unix platform, HP/UX. The sites will offer a community for physician, imaging, and long-term care e-commerce users to access the Company's three divisions. These sites will also let the Company connect and integrate with other healthcare specific digital marketplaces with our XML based connectivity engine.

PHYSICIAN SUPPLY BUSINESS

Sales Force Automation / Internet Automation:

ICONwebSM is a sales force automation tool that allows the Physician Supply Business sales representatives to access critical customer information and place orders from any location using a standard laptop computer system. ICONwebSM provides the sales representatives with customer pricing, contracts, backorders, inventory levels, account status and instant ordering. ICONwebSM has increased time available for selling, decreased operating expenses in the service centers, and enhanced the Company's ability to provide same-day delivery to customers.

During fiscal 2000 the Physician Supply Business successfully deployed the ICONwebSM system. The Company believes this system is the first Internet based sales force automation system designed and used specifically for inventory management and purchasing for the medical practice. Company's customers can also access ICONwebSM through the Internet at http://www.iconweb.com after receiving their personal password from the Company. All Company customers, regardless of size, with access to the Internet, are given access to services and on-line information, including: (i) on-line order placement and confirmation; (ii) customer specific pricing, product availability, back orders and utilization reports; (iii) working capital management reports; and (iv) practice compliance assistance for OSHA and CLIA, including a database of medical safety sheets.

ICONwebSM accounts for 60% of all PSS orders that are processed on a monthly basis. The system has allowed the Physician Supply Business to cut its internal customer service staff in half over the past seven years. ICONwebSM processes approximately $450 million of annualized revenue through the Internet for the Physician Supply Business.

eCommerce / Digital Marketplace Development

The expected rollout date for myPSS.com is September 2000, and it will include an all-in-one destination for physicians. This is the next generation of e-Commerce for all PSS World Medical, Inc. divisions. The site will allow customers to access inventory, account information, and order all 56,000 Physician Supply items on the site. The site will allow for the expansion into other digital marketplaces over the next 12 months. The system is built on leading edge products like the BEA WebLogic Java application server, Oracle 8.05, and HP/UX and XML. The system runs on an HP9000 N class machine from Hewlett Packard. The system will allow PSS to compete with dot com companies on an even scale with the added advantage of bricks and mortar support over the next few years. The Company believes this will be the most strategic system in our portfolio. The successful implementation of the JD Edwards ERP system has helped make this customer facing Internet site a reality.

Proof of Delivery / Logistics Systems

QuickTrack is a delivery automation system that was completed in August 1998. The system provides electronic signature recognition and web based proof of delivery and has significantly increased PSS' customer service responsiveness to customer order inquiries.

IMAGING BUSINESS

ERP Systems

The Imaging Business has nearly completed the JD Edwards World ERP system rollout that was started in October of 1997. The Imaging Business maintains this centralized system with rollover capability to an offsite facility in the event the current system is unavailable. The current system runs on the AS/400 model 740 using several software packages. JD Edwards supports the core business functions such as accounts payable, accounts receivable, general ledger, and distribution. MDSI supports the service component of the business, and there are several add-in components such as RF-Smart (warehouse-management), Premenos
(EDI), and Quadrant (faxing from the AS400). The current general ledger and accounts payable system is integrated with PSS World Medical, but will be replaced by the Company's consolidated general ledger and accounts payable system in fiscal 2001.

Systems development for the Imaging Business for 2001, will be focused on complex equipment and order fulfillment capabilities as well as enhancing the service dispatch system for the divisions over 900 service specialists in order to handle increased growth in these two areas.

eCommerce / Digital Marketplace Development

MyDII.com will be rolled out in the third quarter of fiscal 2001 and will include an all-in-one destination for imaging customers. The site will allow customers to access inventory, account information, and order all Imaging business items on the site. The site will allow for the expansion into other digital marketplaces over the next 12 months. The system is built on leading edge products like the BEA WebLogic Java application server, Oracle 8.05, and HP/UX and XML. The system runs on an HP9000 N class machine from Hewlett Packard. The system will allow the Company to compete with dot com companies on an even scale with the added advantage of bricks and mortar support over the next few years. We feel this is the most strategic system in our portfolio. The successful implementation of the JD Edwards ERP system has helped make this customer facing Internet site a reality.

LONG-TERM BUSINESS

ERP Systems

Gulf South maintains a centralized computing environment that allows for real time data updates and access by our remote branch locations via a wide area network. The Gulf South distribution system was designed and developed in-house, specifically for the medical supply distribution industry. This distribution system is connected to the PSS World Medical general ledger and accounts payable system. Once the new PSS distribution system is implemented, the existing Gulf South distribution system will be replaced by the OneWorld JD Edwards Company system.

eCommerce / Digital Marketplace Development

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

Customer Systems

In addition, Gulf South offers its customers Accuscan, a barcode based inventory control and ancillary billing software package designed specifically for the long-term care and home health industries. Accuscan allows a customer to maintain a real time inventory count and order products on a just-in-time basis, as well as to monitor patients' utilization of products.

The effectiveness of Internet access to improve efficiencies of distribution in the health care industry is being tested and developed by current and new participants of the health care industry. Approximately $480,000 a day of long-term care sales are currently being processed through GSOnline by the Long-Term Care Business with approximately 34% of all of its sales processed through e-Commerce.

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

In addition, the Company continually seeks vendor relationships on an exclusive or semi-exclusive basis providing the Company with a competitive advantage and providing the manufacturer with one distribution channel comprised of 1,122 highly-trained, consultative sales representatives. Following is a list of manufacturers that the Company currently maintains such relationships and the type of product offered:

Manufacturer                                        Product

Abbott Laboratories..........   Blood chemistry analyzers, hematology products,
                                  immunoassay analyzers, rapid tests, and
                                  reagents
Biosound.....................   Ultrasound equipment
Candela......................   Laser equipment
Derma Genesis................   Particle skin resurfacing
Dornier......................   Urology Systems
Hologic......................   Bone densitometry analyzers
Philips Medical Systems......   Surgical C-Arms, R&F, radiographic systems,
                                  PAC's, CT, MRI
R2 ..........................   Mammography ImageCheckerTM
Siemens......................   Ultrasound equipment
Sonosite ....................   Hand-held ultrasound equipment
Trex Medical Corporation.....   Mammography, cardiac cath labs, radiographic and
                                R&F systems
Ultraguide...................   Ultrasound biopsy guidance systems

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

                                   COMPETITION

The Company operates in a highly competitive environment. The Company's principal competitors are the few multimarket medical distributors that are full-line, full-service medical supply companies, most of which are national in scope and manufacturers that sell their products both to distributors and/or directly to users, including office-based physicians and hospitals. The national multi-market medical distributors and manufacturers have sales representatives competing directly with PSS, are substantially larger in size, and have substantially greater financial resources than the Company. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same market as the Company. Most local dealers are privately owned and operate with limited product lines. There are several mail order firms that distribute medical supplies on a national or regional basis.

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

The Company believes it substantially complies with applicable Federal and state laws. However, if a state or the Federal government finds that the Company has not complied with these laws, then the Company could be required to change its way of operating, and this could have a negative impact on the Company. The Company believes that the health care services industry will continue to be subject to extensive regulation at the Federal, state, and local levels. The Company cannot predict the scope and effect of future regulation and enforcement on its business and cannot predict whether health care reform will require the Company to change its operations or whether such reform will have a negative impact on the Company.

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

Federal health care offenses under HIPAA include health care fraud and making false statements relating to health care matters. Under HIPAA, among other things, any person or entity that knowingly and willfully defrauds or attempts to defraud a health care benefit program is subject to a fine, imprisonment, or both. Also under HIPAA, any person or entity which knowingly and willfully falsifies, conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment for health care services by a health care benefit plan is subject to a fine, imprisonment, or both.

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

Item 2.  Properties

At March 31, 2000, the Company maintained 101 service centers providing service to 50 states throughout the United States, as well as Belgium, France, Germany and Luxembourg. All locations are leased by the Company with the exception of the Imaging Business service center located in Syracuse, New York, and the International Business service center located in Leuven, Belgium. The following table identifies the locations of the Company's service centers and the areas that they serve.

PHYSICIAN SUPPLY BUSINESS

 Service Center Location       States Serviced          Service Center Location           States Serviced
 -----------------------       ---------------          -----------------------           ---------------
 Albany, NY                    CT, NY, VT                    Memphis, TN                  AR, MS, TN
 Atlanta, GA                   AL, GA                        Minneapolis, MN              IA, MN, MT, ND, SD, WI
 Baltimore, MD                 MD, PA, VA, WV                New Orleans, LA              AL, FL, LA, MS, TX
 Birmingham, AL                AL, MS                        Norfolk, VA                  NC, VA, WV
 Charlotte, NC                 NC, SC, TN, VA                Omaha, NE                    CO, IA, NE, WY
 Chattanooga, TN               AL, GA, TN                    Orlando, FL                  FL
 Chicago, IL                   IL, IN, WI                    Philadelphia, PA             DE, NJ, NY, PA
 Cincinnati, OH                IN, KY, OH, WV, IL            Phoenix, AZ                  AZ, NU, UT
 Cleveland, OH                 OH, MI                        Pittsburgh, PA               MD, NY, OH, PA, WV
 Columbia, SC                  GA, SC                        Portland, OR                 CA, OR, WA
 Dallas, TX                    OK, TX                        Raleigh, NC                  NC, VA
 Deerfield Beach, FL           FL                            Richmond, VA                 VA
 Denver, CO                    CO, NM, WY                    Roanoke, VA                  TN, VA
 Honolulu, HI                  MI                            Rochester, NY                NY
 Houston, TX                   HI                            Salt Lake City, UT           CO, ID, MT, NV, UT
 Jackson, MS                   OK, TX                        San Antonio, TX              TX
 Jacksonville, FL              LA, MS                        San Diego, CA                CA
 Kansas City, KS               FL, GA, SC                    San Francisco, CA            CA
 Knoxville, TN                 IA, IL, KS, MO                Seattle, WA                  AK, WA
 Lafayette, LA                 KY, NC, TN                    St. Louis, MO                IL, MO
 Little Rock, AR               LA                            St. Petersburg, FL           FL
 Long Island, NY               AR, TX                        Tallahassee, FL              AL, FL, GA
 Los Angeles, CA (North)       MA, NJ, NY                    Tulsa, OK                    AK, MO, OK
 Los Angeles, CA (South)       CA                            Union, NJ                    NJ, NY
 Louisville, KY                IN, KY                        Wareham, MA                  CT, MA, ME, NH, RI
 Lubbock, TX                   TX, CO, NM


IMAGING BUSINESS


 Service Center Location      States Serviced          Service Center Location           States Serviced
-----------------------       ---------------          -----------------------           ---------------

 Albany, NY                    CT, MA, NJ, NY, VT,           Lynnwood, WA                 AK, ID, MT, OR, WA
 Albuquerque, NM               AZ, CO, NM, TX                Machesney Park, IL           IA, IL, WI
 Atlanta, GA                   GA, SC                        Memphis, TN                  AR, MS, TN
 Apopka, FL                    AL, FL, GA, NC, SC, VA        Miro Loma, CA                AZ, CA, NV
 Birmingham, AL                AL, FL, MS                    New Orleans, LA              AL, FL, LA, MS, TN
 Charlotte, NC                 NC, SC                        Phoenix, AZ (2)              AZ
 Clinton Township, MI          MI, OH                        Pompano Beach, FL            FL
 Columbia, SC                  SC, NC                        Raleigh, NC                  NC
 Dallas, TX                    AR, LA, OK, TX                Roanoke, VA                  NC, TN, VA, WV
 Del City, OK                  KS, OK                        Rochester, NY                OH, NY, PA
 Delran, NJ                    MD, NJ, NY, PA, VA,           Salt Lake City, UT           ID, NV, UT, WY
 Fresno, CA                    CA                            San Antonio, TX              TX
 Houston, TX                   TX                            San Leandro, CA              CA, NV, OR, WA
 Indianapolis, IN              IN, KY                        Schofield, WI                IA, MI, MN, WI
 Jacksonville, FL              FL, GA                        St. Louis, MO                IL, KY, MO
 Knoxville, TN                 GA, KY, TN                    Syracuse, NY                 NY, PA
 Las Vegas, NV                 NV, UT                        Tampa, FL                    FL


LONG-TERM CARE BUSINESS

Service Center Location       States Serviced          Service Center Location           States Serviced
-----------------------       ---------------          -----------------------           ---------------

 Atlanta, GA                   AL, GA, SC, TN                Madison, WI                  IA, MD, MN, NE, WI
 Columbus, OH                  IN, OH, PA, WV                Manchester, NH               ME, NH, RI
 Dallas, TX                    KS, LA, NM, OK, TX            Orlando, FL                  FL, GA
 Denver, CO                    CO, WY                        Omaha, NE                    IA, KS, MO, NE, ND, SD
 Harrisburg, PA                NJ, NY, OH, PA, VA, WV        Raleigh, NC                  NC, SC, VA, WV
 Jackson, MS                   AL, LA, MS, TN                Sacramento, CA               CA, OR, WA
 Los Angeles, CA               CA, NV                        San Antonio, TX              LA, NM, TX



INTERNATIONAL BUSINESS


Service Center Location       Country Serviced         Service Center Location           Country Serviced
-----------------------       ---------------          -----------------------           ---------------

 Leuven, Belgium               Belgium, France,              Dusseldorf, Germany          Germany
                               Germany, Luxembourg


In the aggregate, the Company's service centers consist of approximately 2.8 million square feet, of which all is leased, with the exception of the locations in Syracuse, New York, and Leuven, Belgium, under lease agreements with expiration dates ranging from April 30, 2000 to November 15, 2009. The Company's service centers range in size from approximately 500 square feet to 91,000 square feet.

The corporate offices of PSS consist of approximately 85,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. The lease for this space expires in March 2007.

At March 31, 2000, the Company's facilities provided adequate space for the Company's operations. Throughout the Company's history of growth, the Company has been able to secure the required facilities.

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

None.

                                     PART II

Item 5.  Market for the Registrant's Common Shares and Related Shareholder
         Matters

Shares of PSS World Medical, Inc.'s Common Stock are quoted on the NASDAQ National Market under the ticker symbol "PSSI." The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company's Common Stock during the periods indicated:

Quarter Ended                                        High       Low
----------------------------------------------     -------    -------
April 3, 1998.................................      26.00      18.31
June 30, 1998.................................      24.13      12.06
September 30,1998.............................      20.50      14.13
December 31, 1998.............................      23.25      15.63
April 2, 1999.................................      23.00       8.81
July 2, 1999..................................      12.75       8.78
October 3, 1999...............................      11.94       8.41
December 31, 1999.............................      11.38       6.53
March 31, 2000................................      10.88       6.22

As of March 31, 2000, there were 1,700 holders of record and approximately 17,000 beneficial holders of the Company's Common Stock.

Since inception, the Company has neither declared nor paid cash dividends on the Common Stock. The Company expects that earnings will be retained for the growth and development of the Company's business. Accordingly, the Company does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future.

Item 6.  Selected Financial Data

The following selected financial data of the Company for fiscal years 1996 through 2000 have been derived from the Company's consolidated financial statements, which give retroactive effect to the mergers accounted for as pooling of interests. The fiscal 1998 and 1997 consolidated financial statements combine the December 31, 1997 and December 31, 1996 financial statements of Gulf South with the April 3, 1998 and March 28, 1997 financial statements of PSS, respectively. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's fiscal 1999 consolidated financial statements include the combined results of operations for the period from April 4, 1998 to April 2, 1999, of both PSS and Gulf South.


                                                                        Fiscal Year Ended
                                             ---------------------------------------------------------------------
                                                  1996         1997          1998          1999           2000
                                             -----------   ----------     ----------    -----------    -----------
                                                          (Dollars in Thousands, Except Per Share Data)

Income Statement Data:

   Net sales                                  $  719,214   $1,166,286     $1,381,786     $1,564,505    $1,793,536
   Gross profit                                  194,711      286,183        365,768        421,908       472,354
   Selling and G&A expenses                      159,578      269,136        333,689        348,055       427,645
   Income before cumulative effect of
      accounting change
                                                  10,706       13,259         15,299         43,741        22,184
   Cumulative effect of accounting
        change                                        --           --             --             --        (1,444)
   Net income                                     10,706       13,259         15,299         43,741        20,740
   Basic earnings per share:
      Income before accounting change              $0.19        $0.20          $0.22          $0.62         $0.31
      Net income                                   $0.19        $0.20          $0.22          $0.62         $0.29
   Diluted earnings per share:
      Income before accounting change              $0.19        $0.20          $0.22          $0.61         $0.31
      Net income                                   $0.19        $0.20          $0.22          $0.61         $0.29
   Weighted average shares outstanding
      Basic                                       55,813       66,207         69,575         70,548        70,966
      Diluted                                     57,360       66,957         70,545         71,398        71,185

Balance Sheet Data:

   Working capital                            $  211,835   $  267,754     $  376,239     $  355,277    $  414,071
   Total assets                                  351,553      510,376        686,737        743,381       873,417
   Long-term liabilities                          10,622        8,459        138,178        155,553       262,152
   Total equity                                  242,091      350,397        380,060        416,560       439,627



                                                                       ------------------------------------------
                                                                                     Fiscal Year Ended
                                                                       ------------------------------------------
                                                                             1998          1999           2000
                                                                       -------------  ------------    -----------
                                                                      (Dollars in thousands, except per share data)

 Other Financial Data:

    Income before provision for income taxes and cumulative effect
       of accounting change                                            $   32,660     $   73,681    $   41,527
    Plus:  Interest Expense                                                 7,517         11,522        15,457
                                                                       -------------  ------------    -----------
    EBIT (a)                                                               40,177         85,203        56,984
                                                                       -------------  ------------    -----------
    Plus:  Depreciation and amortization                                   10,691         19,498        20,288
                                                                       -------------  ------------    -----------
    EBITDA (b)                                                             50,868        104,701        77,272
    Unusual Charges Included in Continuing Operations (h)                  32,007         10,303         7,741
    Cash Paid For Unusual Charges Included in Continuing Operations       (24,476)       (29,134)      (20,414)
                                                                       -------------  ------------    -----------
    Adjusted EBITDA (c)                                                    58,399         85,870        64,599

    EBITDA Coverage (d)                                                       6.8x           9.1x          5.0x
    EBITDA Margin (e)                                                         3.7%           6.7%          4.3%
    Adjusted EBITDA Coverage (f)                                              7.8x           7.5x          4.2x
    Adjusted EBITDA Margin (g)                                                4.2%           5.4%          3.6%

    Cash provided by (used in) operating activities                    $   27,936     $  (18,704)   $   16,971
    Cash used in investing activities                                     (47,969)       (28,914)      (94,322)
    Cash provided by financing activities                                  64,006          7,590        96,659

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

(d)  EBITDA coverage represents the ratio of EBITDA to interest expense.
(e)  EBITDA margin represents the ratio of EBITDA to net sales.
(f) Adjusted EBITDA coverage represents the ratio of Adjusted EBITDA to interest expense.
(g)  Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.
(h) Unusual charges included in continuing operations primarily represent charges outlined in Note 4 to the accompanying consolidated financial statements. Fiscal 1999 excludes $5,379 of information systems accelerated depreciation. Fiscal 2000 is offset by $6,500 of class action lawsuit settlement income.

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

COMPANY GROWTH

The Company has grown rapidly in recent years through mergers and acquisitions, same-center growth and new-center development. The number of company service centers has grown from two at the end of fiscal year 1984 to 101 as of March 31, 2000, including 51 Physician Supply Business service centers, 34 Imaging Business service centers, 14 Long-Term Care Business Service centers and 2 International Business service centers. In order of priority, the Company's growth has been accomplished primarily through: (i) acquiring local and regional Imaging Business medical products distributors; (ii) acquiring local and regional Physician Supply Business medical-products distributors; (iii) acquiring Gulf South Medical Supply, Inc. thereby forming the basis of the Company's Long-Term Care Business; (iv) increasing sales from existing service centers; and (v) increasing sales of diagnostic equipment.

The following table depicts the number of service centers, sales and service representatives and states served by the Company for the fiscal years indicated. See Item 2.--Properties for a list of the Company's service centers.

                                            Fiscal Year Ended (2)
                                -------------------------------------------
                                 1996     1997     1998     1999      2000
Total Company:                  ------   ------   ------  -------    ------
   Sales representatives......    813      924      957    1,118      1,122
   Service Specialists........    112      223      390      727        900
   Service centers............     90      103      111      110        101
   States served..............     50       50       50       50         50
Physician Supply Business:
   Sales representatives......    692      720      703      731        735
   Service centers............     64       61       61       56         51
   States served..............     50       50       50       50         50
Imaging Business (1):
   Sales representatives......     30       73      116      194        230
   Service specialists........    112      223      390      727        900
   Service centers............      8       21       25       37         34
   States served..............      9       16       27       41         42
Long-Term Care Business:
   Sales representatives......     91      107      110      170        131
   Service centers............     18       19       22       14         14
   States served..............     50       50       50       50         50
International Business:
   Sales representatives......     --       24       28       23         26
   Service centers............     --        2        3        3          2
   Countries served...........     --        5        5        5          4

(1) All Imaging Business data for periods prior to November 1996 reflect pre-merger financial data of companies acquired through pooling-of-interests transactions.
(2) Excludes pre-acquisition data of companies acquired by PSS World Medical, Inc. unless otherwise noted.

ACQUISITION PROGRAM

The Company views the acquisition of medical product distributors as an integral part of its growth strategy. The Physician Supply Business has grown from one service center located in Jacksonville, Florida, in 1983 to 51 at the end of fiscal 2000. The Imaging Business and International Business began with acquisitions in fiscal year 1997 and have grown primarily through acquisitions to 34 and two service centers, respectively, to date. The Long-Term Care Business was developed through the acquisition of Gulf South Medical Supply, Inc. in March 1998 and has acquired four long-term care companies during fiscal years 1999 and 2000. Since fiscal 1995 the Company has accelerated its acquisition of medical products distributors both in number and in size of the operations acquired.

The following table sets forth the number of acquisitions of the Company and the prior revenues of the companies acquired for the periods indicated (in thousands):

                                                                        Fiscal Year Ended (1)
                                                    ---------------------------------------------------------------
                                                      1996         1997          1998          1999          2000
                                                    --------   ----------    ----------    ----------    ----------
Number of acquisitions.....................               11           10            15            27            24
Prior year revenues for acquired companies (2)    $  167,600   $  241,700    $  498,942    $  294,428    $  173,664


(1) Excludes  pre-acquisition  data of companies  acquired by PSS World Medical,
    Inc.
(2) Reflects   12-month   trailing   revenues  for  companies  prior  to  their
    acquisition by PSS World Medical, Inc. and is not necessarily reflective of actual revenues under continued operations following an acquisition.


OPERATING HIGHLIGHTS

The following tables set forth information regarding the Company's net sales by business and other operating trends for the periods indicated (in millions):

                                                Fiscal Year Ended
                                    --------------------------------------
                                        1998          1999           2000
                                    ---------     ---------      ---------
Net Sales

   Physician Supply Business......  $   662.5     $   677.4      $   705.8
   Imaging Business...............      409.7         524.8          700.8
   Long-Term Care Business........      287.6         342.4          362.5
   International Business.........       22.0          19.9           24.4
            Total Company.........   $1,381.8      $1,564.5       $1,793.5


                                                Fiscal Year Ended
                                    --------------------------------------
                                        1998          1999           2000
                                    ---------     ---------      ---------
Percentage of Net Sales

   Physician Supply Business......      48.0%         43.3%          39.4%
   Imaging Business...............      29.7          33.5           39.1
   Long-Term Care Business........      20.8          21.9           20.2
   International Business.........      1.5           1.3            1.3
            Total Company.........      100.0%        100.0%         100.0%


                                                Fiscal Year Ended
                                    --------------------------------------
                                        1998          1999           2000
                                    ---------     ---------      ---------
Gross Profit Trends

   Total Company                         26.5%         27.0%          26.3%

                                                Fiscal Year Ended
                                    --------------------------------------
                                        1998          1999           2000
                                    ---------     ---------      ---------

Income From Operations

   Physician Supply Business...... $   16.9      $   42.7       $   32.7
   Imaging Business...............      6.5          16.3           20.3
   Long-Term Care Business........     14.0          17.2           (5.0)
   International Business.........     (5.3)         (2.3)          (3.3)
            Total Company......... $   32.1      $   73.9       $   44.7


                                        Fiscal Year Ended
                                      -------------------
                                       1999         2000
                                      ------       ------
Operating Trends:

   Average Days Sales Outstanding.    55.2           55.8
   Average Inventory Turnover.....     8.2x           8.0x


Accounts receivable, net of allowances, were $284.4 million and $271.8 million at March 31, 2000 and April 2, 1999, respectively. Inventories were $178.0 million and $153.6 million and as of March 31, 2000 and April 2, 1999, respectively.

The following table sets forth certain liquidity trends of the Company for the periods presented (in millions):

                                        Fiscal Year Ended
                                      -------------------
                                       1999         2000
                                      ------       ------

Liquidity Trends:

   Cash and Investments..........  $   41.1       $   60.4
   Working Capital...............     355.3          414.1


RESULTS OF OPERATIONS

Fiscal 2000 was a challenging year for the Healthcare industry and specifically the Company. In addition, the fourth quarter was significantly difficult for several reasons. First, the Balanced Budget Act of 1996 and the implementation of its Prospective Payment System ("PPS") financially impacted many segments of Healthcare, including many, if not all, of the customers, distributors and manufacturers in the Long Term Care industry.

The Company's Long-Term Care division distributes to approximately 10,000 customers representing approximately 1.0 million Long Term Care beds, of which a dozen customers representing approximately 1,600 homes and 190,000 Long-Term Care beds, or approximately 19%, filed for Chapter 11 or 7 bankruptcy protection in fiscal 2000. Several of the Long-Term Care division's largest customers resolved or disclosed their plans for unsecured creditors, including the Company, in the fourth quarter ending March 31, 2000. As a result, in the fourth quarter, the Long-Term Care division recorded $8.0 million of specific customer receivable reserves and $1.5 million in general customer receivable reserves. In addition, the Imaging Business recorded $2.6 million of specific customer
receivable   reserves   related   to  branch   shutdowns   where   there  was  a
discontinuation of the business relationships and related to computer integration where there was a loss of records.

In addition,  during the third  quarter,  the Company's  Long-Term Care Business
customer   receivables   increased   approximately  $17.0  million  due  to  its
restructuring plan and the move of the collection efforts from Jackson, MS to Jacksonville, FL. In the fourth quarter, the Company estimated it incurred $600 of incremental interest expense and $500 of incremental labor and collection costs to restore collection effectiveness in Jacksonville, FL to the previous customer receivable levels. In addition, in response to the above referenced credit difficulties the Company placed approximately 3,800 Long-Term Care customers on credit hold, which is estimated to have reduced fourth quarter revenue by approximately $5.2 million and operating profit by approximately $1.0 million. The Company has subsequently been able to remove approximately 1,000 customers from credit hold due to customer payments.

Second, the Company's two most significant suppliers had manufacturing product recalls and production issues which materially disrupted availability of products to the Company's Physician and Imaging divisions.

The Physician division supplier, which represents approximately 17% of its revenues, had both an F.D.A. negotiated recall and a specific product line supplier recall. The Company estimates the impact to its fourth quarter was as follows:

                                                                                              Pre-tax
                                                                                            Operating
                                                                               Revenues       Profit
                                                                              ----------    ----------

Estimated loss from recall of products                                        $  11,378     $   2,457
Estimate of equipment and  medical supply loss due to the sales force and product specialists removed from their normal sales function to
   support the recall, replacement and transition function                       6,522         1,583
Estimate of lost leasing fees,vendor incentives, rebates and other costs            --         2,641
Inventory reserve recorded for recalled reagents                                    --         1,000
                                                                              ----------    ----------
                                                                             $  17,900     $   7,681
                                                                              ==========    ==========


The Imaging division supplier which represents approximately 10% of its revenues had a manufacturing production related disruption that created a material back order of equipment and parts. The Company estimates that the impact on its fourth quarter of fiscal 2000 was as follows for the Imaging division:

                                                                                              Pre-tax
                                                                                            Operating
                                                                               Revenues       Profit
                                                                              ----------    ----------

Estimated lost orders from unavailable equipment supply                       $  10,000     $  1,800
Estimated lost orders from parts supply and related service labor                  800           700
                                                                              ----------    ----------
                                                                              $  10,800     $  2,500
                                                                              ==========    ==========

Third, due to the poor stock performance of the Company and issues described above, the Company announced that it had hired Donaldson, Lufkin & Jenrette
(DLJ) to assist the Company in evaluating various strategic alternatives. This announcement caused a significant distraction for the employees of the Company, of which the impact in the fourth quarter on revenues and operating profit cannot be sufficiently estimated by the Company. In addition, the Company had several items totaling $3.1 million which came to the attention of the Company in the fourth quarter which are a result of Y2K inventory buildup, branch shutdowns and reserves which the Company believes are not part of ongoing operations.

The Company also had unusual charges included in continuing operations for merger activity, restructuring activity and other special items (see Note 4, Changes Included in General and Administrative Expenses) in fiscal 2000 of $14,241 and in the fourth quarter of $5,915.

The table below sets forth for each of the fiscal years 1998 through 2000 certain financial information as a percentage of net sales. The following financial information includes the pre-acquisition financial information of companies acquired as poolings of interests. The fiscal 1998 consolidated financial statements combine the December 31, 1997 financial statements of Gulf South with the April 3, 1998 financial statements of PSS, respectively. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's fiscal 1999 and 2000 consolidated financial statements include the combined results of operations for the periods from April 4, 1998 to April 2, 1999, and April 3, 1999 to March 31, 2000 of both PSS and Gulf South. Refer to Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, in the accompanying consolidated financial statements for the results of Gulf South for the three months ended April 3, 1998.

                                                      Fiscal Year Ended
                                               ------------------------------
                                                 1998        1999       2000
                                               -------     -------     ------
Income Statement Data

   Net sales............................        100.0%      100.0%      100%
   Gross profit.........................         26.5        27.0        26.3
   General and administrative expenses..         17.0        14.6        15.5
   Selling expenses.....................          7.1         7.6         8.4
   Operating income.....................          2.3         4.7         2.5
   Net income  .........................          1.1         2.8         1.2


FISCAL YEAR ENDED MARCH 31, 2000 VERSUS FISCAL YEAR ENDED APRIL 2, 1999


Net Sales. Net sales for fiscal year 2000 totaled $1.79 billion, an increase of $229.0 million, or 14.6%, over the fiscal year 1999 total of $1.56 billion. The increase in sales can be attributed to (i) net sales from the acquisition of companies during fiscal year 1999 and 2000 accounted for as purchases; (ii) internal sales growth of centers operating at least two years; (iii) the Company's focus on diagnostic equipment sales; (iv) incremental sales generated in connection with exclusive and semi-exclusive vendor relationships; but (v) offset by sales lost from manufacturer recalls and supply issues.

Gross Profit. Gross profit for fiscal year 2000 totaled $472.3 million, an increase of $50.4 million, or 12.0%, over the fiscal year 1999 total of $421.9 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 26.3% and 27.0% for fiscal years 2000 and 1999, respectively. Although there has been considerable gross margin pressure from competition and a consolidating customer base, as well as internal pressure from an increase of Imaging Business revenues at a lower margin, the Company has successfully maintained its overall gross margins. The slight decrease in gross margin as a percentage of sales is attributable to (i) an increase in the sales mix of higher margin diagnostic equipment and service; (ii) an increase in sales of higher margin private label supplies by all division; and (iii) the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition; (iv) offset by the expansion of imaging revenues with lower gross profit margins and loss of higher margin equipment in the fourth quarter due to product recall and supply issues.

During fiscal 2000, the Company experienced continued margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to the implementation of PPS. The Company expects this trend to continue in the Long-Term Care Business.

General and Administrative Expenses. General and administrative expenses for fiscal year 2000 totaled $277.6 million, an increase of $49.0 million, or 21.4%, from the fiscal year 1999 total of $228.6 million. General and administrative expenses as a percentage of net sales, increased to 15.5% for fiscal year 2000 from 14.6% for fiscal year 1999. The increase in general and administrative expenses as a percentage of net sales was a result of (i) write-offs, reserves and costs associated with long-term care customer receivables, (ii) loss of revenues from manufacturer recalls and supply issues without loss of costs associated with servicing those products, (iii) integration of systems and branch shutdowns in the Imaging division (iv) incremental costs associated with product recalls, replacement, transition and training of new product replacing old products without revenues for replacement products, or new products, and
(v)costs and lack of focus associated with the Company's strategic alternatives process.

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. See Note 4, Charges Included in General and Administrative Expenses, to the consolidated financial statements for additional discussion.

Selling Expenses. Selling expenses for fiscal year 2000 totaled $150.1 million, an increase of $30.7 million, or 25.7%, over the fiscal year 1999 total of $119.4 million. Selling expense as a percentage of net sales was approximately 8.4% and 7.6% for fiscal years 2000 and 1999, respectively. The increase in selling expense as a percentage of net sales increased as a result of (i) incremental commissions incurred on product recalls, replacement and transition without recognition of revenue, (ii) replacement of lost Long-Term Care chain business without commission costs by new regional accounts revenue that are commissioned, (iii) salaries of equipment representatives not leveraged with sales due to supply issues, and (iv) lack of focus and performance associated with the strategic alternative process.

Operating Income. Operating income for fiscal year 2000 totaled $44.7 million, a decrease of $29.2 million, or 39.5%, over the fiscal year 1999 total of $73.9 million. As a percentage of net sales, operating income for fiscal year 2000 decreased to 2.5% from 4.7% for fiscal year 1999 as a result of the factors discussed above.

Interest Expense. Interest expense for fiscal year 2000 totaled $15.5 million, an increase of $4.0 million, or 34.8%, over the fiscal year 1999 total of $11.5 million. The increase in interest expense in fiscal 2000 over fiscal 1999 was due to (i) borrowings used in connection with acquisitions during fiscal 2000,
(ii) inventory build up associated with product recalls and Y2K inventory overstock, (iii) cash used in connection with capital expenditures of which most was invested in new systems and e-commerce and (iv) increase in Long-Term Care Business customer receivables due to its restructuring of the collection efforts from Jackson, Mississippi to Jacksonville, Florida.

Interest and Investment Income. Interest and investment income for fiscal 2000 totaled $1.8 million, a decrease of $2.9 million, or 61.7%, over the fiscal year 1999 total of $4.7 million. The decrease primarily resulted from lower levels of invested capital due to the use of cash and investments to fund capital expenditures and business acquisitions during fiscal 2000.

Other Income. Other income for fiscal 2000 totaled $10.4 million, an increase of $3.8 million, or 57.6%, over the fiscal year 1999 total of $6.6 million. Other income consists of finance charges on customer accounts. Other income for fiscal year 2000 includes $6.5 million received related to a favorable medical x-ray film antitrust settlement claim.

Provision for Income Taxes. Provision for income taxes for fiscal year 2000 totaled $19.3 million, a decrease of $10.6 million, or 35.5 %, over the fiscal year 1999 total of $29.9 million. This decrease primarily resulted from the decrease in taxable income due to the factors discussed above. The effective income tax rate was 46.6% in fiscal year 2000 versus 40.6% in fiscal 1999. The effective tax rate is generally higher than the Company's statutory rate due to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary, both of which were higher in 2000 than 1999. In addition, the reduction of taxable income in 2000 resulted in the permanent items having a greater impact on the effective rate than in fiscal 1999.

Net Income. Net income for fiscal year 2000 totaled $20.7 million, a decrease of $23.0 million, or 52.6%, over the fiscal year 1999 total of $43.7 million. As a percentage of net sales, net income decreased to 1.2% for fiscal year 2000 from 2.8% for fiscal year 1999 due primarily to the factors described above. In addition, the Company has changed its method of accounting for equipment sales and contingent rebate income effective April 3, 1999. As such, during fiscal 2000 the Company recorded the cumulative effect of the change in accounting principle, which reduced net income for the year ended March 31, 2000 by $1.4 million ($2.4 pre-tax).

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

The Company experienced a sequential decline in fourth quarter net sales in its Long-Term Care Business due to the implementation of the PPS for reimbursement of Medicare patients in long-term care facilities.

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

General and Administrative Expenses. General and administrative expenses for fiscal year 1999 totaled $228.6 million, a decrease of $6.5 million, or 2.8%, from the fiscal year 1998 total of $235.1 million. General and administrative expenses as a percentage of net sales, decreased to 14.6% for fiscal year 1999 from 17.0% for fiscal year 1998. The decrease in general and administrative expenses as a percentage of net sales was a result of (i) a decrease in changes related to merger activity, restructuring activity, and other special items as discussed in Note 4 of the accompanying financial statements, (ii) the continued leveraging of fixed costs of mature service center operations, (iii) the elimination of below average performance centers during fiscal 1999, and (iv) the increased contribution by the Imaging Business which operates at lower general and administrative expenses as a percentage of sales.

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. See Note 4 for a more detailed discussion of such amounts.

Selling Expenses. Selling expenses for fiscal year 1999 totaled $119.4 million, an increase of $20.8 million, or 21.1%, over the fiscal year 1998 total of $98.6 million. Selling expense as a percentage of net sales was approximately 7.6% and 7.1% for fiscal years 1999 and 1998, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales. In fiscal 1999, sales commissions as a percent of net sales increased due (i) to the addition of new sales representatives to increase or replace existing low performance sales representatives, (ii) acquisition of sales representatives at the Imaging Business that are in transition to the Company's commission plan, and (iii) the short-term impact of the Long-Term Care Business changing of its compensation plan for its sales representatives.

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

Provision for Income Taxes. Provision for income taxes for fiscal year 1999 totaled $29.9 million, an increase of $12.5 million, or 71.8%, over the fiscal year 1998 total of $17.4 million. This increase primarily resulted from the increase in taxable income due to the factors discussed above. The effective income tax rate was 40.6% in fiscal year 1999 versus 53.2% in fiscal 1998. The effective tax rate is generally higher than the Company's statutory rate due to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary, both of which were higher in 1998 than 1999.

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

The following table summarizes Gulf South's results of operations for the three months ended April 3, 1998 and the three months ended March 31, 1997 (in thousands):

                                             Three Months        Three Months
                                                Ended               Ended
                                            April 3, 1998       March 31, 1997
                                            -------------       --------------
                                                                  (Unaudited)

Net sales...............................      $  87,018           $  64,609
Cost of goods sold......................         73,108              48,027
                                            -------------       --------------
Gross profit............................         13,910              16,582
General and administrative expenses.....         31,721              11,223
Selling expenses........................          2,939               2,279
                                            -------------       --------------
(Loss) income from operations...........        (20,750)              3,080
Other income, net.......................            321                 465
                                            -------------       --------------
(Loss) income before provision for
    income taxes........................        (20,429)              3,545
(Benefit) provision for income taxes....         (5,395)              1,260
                                            -------------       --------------
Net (loss) income.......................      $ (15,034)          $   2,285
                                            =============       ==============

In connection with the merger with the Company, Gulf South recorded an allowance for obsolete inventory of $1.9 million, a charge of $5.6 million to cost of goods sold to reconcile Gulf South's financial statements to its underlying books and records, merger costs and expenses of $5.7 million, restructuring costs and expenses of $4.3 million, and other unusual items of $7.3 million during the three months ended April 3, 1998. The components of the $24.8 million of unusual charges are specifically addressed below under the captions Gross Profit and General and Administrative Expenses as well as Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, and Note 4, Charges Included in General and Administrative Expenses, in the Notes to the Consolidated Financial Statements included herein.

Net Sales. Net sales for the three months ended April 3, 1998 totaled $87.0 million, an increase of $22.4 million or 34.7% over net sales of $64.6 million for the three months ended March 31, 1997. The increase in net sales was attributable to the addition of national chain customers and the acquisition of a medical supply company during the three months ended December 31, 1997 which contributed approximately $5.8 million during the three months ended April 3, 1998. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of the acquired company are included from the date of acquisition.

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

Additionally, during the quarter ending April 3, 1998, a $5.6 million charge was recorded to reconcile GSMS' financial statements to its underlying books and records. Through a review of accounting records, management believes this charge is appropriately related to cost of goods sold.

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

The following table summarizes the components of the charges included in general and administrative expenses as outlined in (i), (ii), and (iii) above (in thousands):

                                                             Three Months
                                                                Ended
                                                            April 3, 1998
                                                           --------------
Direct transaction costs related to the merger........        $   5,656
Restructuring costs and expenses......................            4,281
Legal fees and settlements............................            2,700
Operational tax charge ...............................            2,772
Goodwill impairment charge............................            1,664
Other.................................................              273
                                                           --------------
   Total charges included in general & administrative
                            expenses..................         $ 17,346
                                                           ==============

Direct Transaction Costs Related to the Merger. Direct transaction costs primarily consist of professional fees, such as investment banking, legal, and accounting, for services rendered through the date of the merger. As of March 31, 2000, all direct transaction costs were paid. Due to subsequent negotiations and agreements between the Company and a service provider, actual costs paid were less than costs originally billed and recorded. As a result, approximately $777 of costs were reversed against general and administrative expenses during the quarter ended September 30, 1998.

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

Lease termination costs.............................      $    977
Involuntary employee termination costs..............         1,879
Branch shutdown costs...............................           885
Other exit costs....................................           540
                                                          ---------
                                                          $  4,281
                                                          =========

Legal Fees and Settlements. Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 18, Commitments and Contingencies. In addition, Gulf South recorded $700 in charges related to a customer supply agreement.

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

Provision For Income Taxes. Gulf South recorded an income tax benefit for income taxes for the three months ended April 3, 1998, of $5.4 million compared to a tax provision of $1.3 million for the three months ended March 31, 1997. The 1998 benefit primarily resulted from the $25.1 million in unusual charges related to merger and restructuring costs, asset impairment charges, and other operating charges recorded during the three months ended April 3, 1998. The effective rate of Gulf South's tax benefit during 1998 was lower than the statutory rate, primarily due to the nondeductible nature of certain of Gulf South's direct transaction costs.

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

Net cash provided by (used in) operating activities was $27.9 million, $(18.7) million, and $17.0 million, in fiscal years 1998, 1999, and 2000, respectively. The increase in operating cash flows during fiscal 2000 primarily resulted from increased collections of accounts receivable and reductions in cash payments in satisfaction of merger and restructuring costs.

Net cash used in investing activities was $48.0 million, $28.9 million, and $94.3 million, in fiscal years 1998, 1999, and 2000, respectively. During fiscal 2000, the Company used approximately $68.2 million of cash for purchase business acquisitions and related non-compete payments for these acquisitions as well as acquisitions completed in prior fiscal years. In addition, approximately $15.8 million of the $27.2 million of capital expenditures relate to hardware purchases and software development costs for the Physician division's JD Edwards One World ERP system, completion of the Imaging division's JD Edwards World ERP systems, and e-commerce initiatives.

Net cash provided by financing activities was $64.0 million, $7.6 million, and $96.7 million for fiscal years 1998, 1999, and 2000, respectively. During fiscal 2000, the Company borrowed a net of $97.8 million primarily from its senior secured revolving credit facility. These funds were used for purchase business acquisitions, related non-compete payments, and capital expenditures as discussed in cash flows from investing activities.

The Company had working capital of $414.1 million and $355.3 million as of March 31, 2000 and April 2, 1999, respectively. Accounts receivable, net of allowances, were $284.4 million and $271.8 million at March 31, 2000 and April 2, 1999, respectively. The average number of days sales in accounts receivable outstanding was approximately 55.8 and 55.2 days for the years ended March 31, 2000 and April 2, 1999, respectively. For the year ended March 31, 2000, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 53.0, 47.6, and 73.4 days, respectively.

Inventories were $178.0 million and $153.6 million as of March 31, 2000 and April 2, 1999, respectively. The Company had annualized inventory turnover of 8.0x and 8.2x times for the years ended March 31, 2000 and April 2, 1999. For the year ended March 31, 2000, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 7.5x, 8.4x, and 8.3x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

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

On October 7, 1997, the Company issued, in a private offering under Rule 144A of the Securities Act of 1933, an aggregate principal amount of $125.0 million of its 8.5% senior subordinated notes due in 2007 (the "Private Notes") with net proceeds to the Company of $119.5 million after deducting offering costs.
The Private Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. On February 10, 1998, the Company closed its offer to exchange the Private Notes for senior subordinated notes (the "Notes") of the Company with substantially identical terms to the Private Notes (except that the Notes do not contain terms with respect to transfer restrictions). Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million will be funded by the operating cash flow of the Company. No other principal payments on the Notes are required over the next five years. The Notes contain cross-covenants to the Company's senior revolving facility and certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. Provided, however, that no event of default exist, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0.

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

As of March 31, 2000, the Company was not in compliance with the following covenants under the senior revolving credit facility: 1) consolidated fixed charge coverage ratio, 2) consolidated leverage ratio, and 3) annual capital expenditure limits. However, the Company obtained a waiver from the lending group for the period ended March 31, 2000. Management believes it is probable that the Company will meet these covenants in future periods, or that appropriate waivers will be obtained. As such, the related debt has been classified as non-current as of March 31, 2000.

As of March 31, 2000, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1998, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate plus 0.25% (9.25% at March 31, 2000) or the LIBOR rate plus 1.25% (7.47% on 90 day LIBOR at March 31, 2000).

Risk Factors Affecting Results of Operations

We face numerous risks related to our pending transaction.

On June 21, 2000, we announced that we had entered into an Agreement and Plan of Merger dated June 21, 2000 with Fisher Scientific International, Inc., pursuant to which PSS and Fisher will combine business operations and PSS will become a wholly owned subsidiary of Fisher. The merger is subject to various conditions, including approval of the shareholders of PSS and Fisher, filings with and compliance with securities and antitrust laws, the financial and operating performance of PSS and certain other matters. In particular, the transaction is conditioned upon our meeting a minimum EBITDA threshold for our quarter ended June 30, 2000, retaining customers and suppliers that are material to our business and the successful rollout of our new technology systems. We cannot assure you that the merger will occur in a timely manner, if at all. In the event the merger is terminated under circumstances addressed in the merger agreement, we will owe a significant fee to Fisher of $33.5 million. In addition, the merger may adversely affect our relationships with our employees and sales force, customers and suppliers. Our pursuit of strategic alternatives and the merger have diverted the attention of our management and employees and may continue to do so.

Our net sales and operating results may fluctuate quarterly and may be below analysts' and investors' expectations in any particular quarter.

Our net sales and operating results may fluctuate quarterly as a result of many factors, including:

o    fluctuating demand for our products and services;
o    the introduction of new products and services by us and our competitors;
o    acquisitions or investments;
o    changes in manufacturers' prices or pricing policies;
o    changes in the level of operating expenses;
o    changes in estimates used by management;
o    product supply shortages;
o    product recalls by manufacturers;
o    inventory adjustments;
o    changes in product mix; and
o    general competitive and economic conditions.

In addition, a substantial portion of our net sales in each quarter that may be impacted by the above factors result from orders recorded in such quarter and, in particular, toward the end of such quarter. Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is possible that in certain future periods our operating results may be below analysts' and investors' expectations. This could materially and adversely affect the trading price of our common stock.

Pricing and customer credit quality pressures due to reduced spending budgets by health care providers may impair our revenues, the collectibility of our accounts receivable and our earnings.

The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, recent changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of our Gulf South subsidiary. For cost-reporting periods beginning on or after July 1, 1998, Medicare's prospective payment system was applied to the long-term care industry. This prospective payment system will limit government payments to long-term care providers to federally established cost levels. Prior to this time, the long-term care facilities were reimbursed by the Medicare program pursuant to a cost-based reimbursement system. This shift was designed to encourage greater provider efficiency and to help stem the growth in reimbursement relating to the care of long-term care patients. Under the prospective payment system, the customers of our Gulf South subsidiary are now receiving revenues that are substantially less than they received under cost-based reimbursement. In addition, private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs. Over 10 of our Gulf South customers, including several of our largest customers, have declared bankruptcy due to the significant reductions in their revenues. Therefore, particularly with respect to our Gulf South customers, we cannot assure you that the purchase of our medical products will not be limited or reduced or that we will be able to collect our receivables in a timely manner, if at all. This may adversely affect our accounts receivable and future sales, earnings and results of operations.

Our business is dependent upon sophisticated data processing systems which may impair our business operations if they fail to operate properly or as we anticipate.

The success of our business relies on our ability to (i) obtain, process, analyze and manage data and (ii) maintain and upgrade our data processing capabilities.

We rely on this capability because:

o we typically receive rebates from manufacturers when we sell certain products for our Imaging Business and need sophisticated systems to track and apply for such rebates;
o   we must convert data and  information  systems after  acquisitions;
o   we must receive and process  customer orders quickly;
o   we must ship orders on a timely basis;
o   we must manage the billing and collections, from over 120,000 customers;
o we must manage the purchasing and distribution of over 70,000 inventory items from 101 distribution centers;
o we are processing approximately $500 million of our revenues through the Internet.

Our business, financial conditions and results of operations may be materially adversely affected if, among other things:

o Our data processing capabilities are interrupted or fail for any extended length of time;
o   we fail to upgrade our data  services;
o   our data  processing system is unable to support our expanded business; or
o   we lose or are unable to store data.

Our rate of revenue growth will be adversely affected if we are unable to make future acquisitions.

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

Our strategy for growth may not result in additional revenue or operating income and may have an adverse effect on working capital and earnings.

A key component of our growth strategy is to increase sales to both existing and new customers, including large chains, independent operators and provider groups. We intend to accomplish this by:

o   expanding our e-commerce initiatives and development;
o   adding one or more new strategic distribution centers;
o   expanding some existing distribution centers;
o   hiring  additional  direct  sales or other  personnel; and
o   increasing  our national sales efforts.

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

As we continue to increase our sales to large chains and consolidating provider groups, we may face competitive pricing pressures.

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

We  depend   heavily  on  our  exclusive  and   semi-exclusive   distributorship
agreements, the loss of any of which could reduce our revenues and earnings.

We distribute over 45,000 medical products manufactured by approximately 5,000 vendors. We rely on these vendors for the manufacture and supply of products. During the 12-month period ended March 31, 2000, however, no vendor relationship accounted for more than 10%, except for Eastman Kodak that accounted for less than 22%, of PSS' inventory purchases.

One of our significant vendor contracts is with Abbott Laboratories. Abbott may terminate the contract if we do not meet certain sales levels. We have, in the past, renegotiated such sales levels. Our other exclusive and semi-exclusive distribution agreements include agreements for certain products manufactured by:

o   Abbott Laboratories, Inc.
o   Biosound
o   Candela
o   Hologic, Inc.
o   Philips Medical Systems
o   Siemens
o   Sonosite
o   Trex Medical Corporation

Our  ability  to  maintain  good  relations  with  these  vendors   affects  our
profitability. Currently, PSS relies on vendors to provide:

o   field  sales  representatives'  technical  and  selling  support;
o   agreeable purchasing  and delivery  terms;
o   sales  performance  incentives;
o   financial support of sales and marketing programs; and
o   promotional materials.

There can be no assurance that we will maintain good relations with our vendors. Most of these vendors have change of control provisions in their contracts which could be triggered by them if a pending transaction is approved.

Our Gulf South subsidiary depends on a limited number of large customers.

Consolidation among long-term care providers, including several national hospital and drug wholesale distributors and health care manufacturers, may result in a loss of large customers. Gulf South's business depends on a limited number of large customers for a significant portion of its net sales. As is customary in its industry, Gulf South does not have long-term contracts with its customers and sells on a purchase order basis only. The loss of, or significant declines in, the level of purchases by one or more of these large customers would have a material adverse effect on our business and results of operations. Gulf South has experienced failure to collect accounts receivable from its largest customers, and continued adverse change in the financial condition of any of these customers could have a material adverse effect upon our results of operations or financial condition.

Acquisitions  could  adversely  affect  our  financial  condition,   results  of
operation, and liquidity.

We  have  grown  and  may   continue  to  grow   through  the   acquisition   of
medical-products distributors. These acquisitions may expose us to the following risks, among others:

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

If we cannot integrate acquired companies with our business, our profitability may be adversely affected.

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

Acquisitions may decrease our shareholders' percentage ownership in PSS and require us to incur additional debt.

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

Our indebtedness may limit our ability to obtain additional financing in the future and may limit our flexibility to react to industry or economic conditions.

In October 1997, we issued $125.0 million of 8.5% Senior Subordinated Notes due 2007. The Notes are governed by an indenture between PSS, all of our domestic subsidiaries and SunTrust Bank, Central Florida, as trustee. At March 31, 2000, our consolidated long-term indebtedness was $125.0 million under these Notes. For fiscal 2001, we are scheduled to pay approximately $10.7 million in principal and interest for our Notes and capitalized leases. In addition, we have a credit facility with a syndicate of lenders for an additional $140.0 million, of which $121.0 million is outstanding as of March 31, 2000. If we default under any of our indebtedness, then we are deemed to be in default under the terms of the indenture and the credit agreement.

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

Our Indenture and Credit Facility may limit our ability to make acquisitions.

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

We may not meet our debt covenants.

As of March 31, 2000, we were not in compliance with capital expenditure limits, the fixed change coverage ratio, and the leverage ratio under our credit facility. We have obtained a waiver from our lending group for the period ending March 31, 2000. We believe it is probable that we will meet these covenants in future periods or that appropriate waivers will be obtained. However, if we are not able to meet these covenants or obtain waivers, the lending group could call for repayment of our debt. In addition, we would be in violation of the Indenture. The combined defaults would place severe liquidity pressure on the Company.

We face litigation and liability exposure for existing and potential claims.

PSS and certain of our current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-21A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased PSS' stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. We believe that the allegations contained in the complaint are without merit and intend to defend vigorously against the claims. However, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to us.

Although we do not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. We are a party to various legal and administrative legal proceedings and claims arising in the normal course of business. However, to date we have not experienced any significant product liability claims and maintain product liability insurance coverage.

We need to retain the services of senior management.

Our success depends largely on the efforts and abilities of our senior management, particularly our Chief Executive Officer and Chief Financial Officer. The loss of the services of one or more of such individuals may adversely affect our business. Because of our decentralized operating structure, we are also dependent upon the operations and sales managers for each of our service centers.

We need to hire and retain qualified sales representatives and service specialists to continue our sales growth.

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

Due to relationships developed between PSS' sales representatives and their customers, upon the departure of a sales representative, we face the risk of losing the representative's customers. This is particularly a risk where the representative goes to work as a sales representative for a competitor. We generally require our sales representatives and service specialists to execute a non-competition agreement as a condition of employment. We have not, however, obtained these agreements from some of these employees. In addition, courts do not always uphold the terms of non-competition agreements.

We may not be able to continue to compete successfully with other medical supply companies.

The medical supply distribution market is very competitive. Our principal competitors are the few full-line and full-service multi-market medical distributors and direct manufacturers, most of which are national in scope. Many of these national companies:

o   have sales representatives competing directly with us;
o   are substantially larger in size; and
o   have substantially greater financial resources than we do.

We also compete with:

o   local dealers;
o   mail order firms.

Most local dealers are privately owned and operate within limited product lines. Several of our mail order competitors distribute medical supplies on a national or regional basis.

Continued consolidation within the health care industry may lead to increased competition.

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

We face risks of managing and expanding operations in foreign countries.

Through our WorldMed International, Inc. subsidiary, we have acquired medical supply distributors serving physicians in Belgium, France, Germany, and Luxembourg and plan to increase our presence in European markets. As of March 31, 2000, we have directly invested approximately $13 million in our European operations and have guaranteed approximately $10.8 million in bank debt. The expansion efforts in Europe have slowed due to:

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

The continued development and growth of digital radiology equipment may adversely affect profits from our imaging business.

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

We maintain a significant investment in product inventory which exposes us to risks of product obsolescence or price decreases.

In order to provide prompt and complete service to our customers, we maintain a significant investment in product inventory at its warehouse locations. Although we closely monitor inventory exposure through inventory control procedures and policies, we cannot assure you that:

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

The expansion of the two-tiered pricing structure may place us at a competitive disadvantage.

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

Our Articles of Incorporation, Bylaws, Rights Agreement and Florida law may inhibit a takeover of PSS.

Our Articles of Incorporation and Bylaws and Florida law contain provisions that may delay, deter or inhibit a future acquisition. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Our merger agreement and our proposed merger with Fisher have been exempted from these provisions. However, the merger agreement prohibits us from soliciting higher offers, places restrictions on our ability to respond to third party offers, and requires us to pay a significant fee in the event of the termination of the agreement due to another offer.

Provisions that could delay, deter or inhibit offers include the following:

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

Cautionary Notice Regarding Forward-Looking Statements

Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project" and "continue" or similar words. You should read these statements that contain these words carefully for the following reasons:

o   the statements discuss our future expectations;
o the statements contain projections of our future results of operations or of our financial condition; and
o   the statements state other "forward-looking" information.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material adverse effect on our business, financial condition and results of operations. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

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

Item 8.     Financial Statements and Supplementary Data


                 INDEX TO the CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                             --------
Financial Statements:

    Report of Independent Certified Public Accountants..................................................       F-2

    Consolidated Balance Sheets - March 31, 2000 and April 2, 1999 .....................................       F-3

    Consolidated Statements of Income for the Years Ended March 31, 2000, April 2, 1999, and April 3,
       1998.............................................................................................       F-4

    Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 2000, April 2, 1999,
       and April 3, 1998................................................................................       F-5

    Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, April 2, 1999 and
       April 3, 1998                                                                                           F-6

    Notes to Consolidated Financial Statements..........................................................       F-7

    Schedule II - Valuation and Qualifying Accounts for the Years Ended  April 3, 1998, April 2, 1999,
       and March 31, 2000...............................................................................       F-41


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To PSS World Medical, Inc.:


We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. (a Florida corporation) and subsidiaries as of March 31, 2000 and April 2, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 31, 2000 and April 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective April 3, 1999, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition".

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP




Jacksonville, Florida
June 21, 2000

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        March 31, 2000 and April 2, 1999

                  (Dollars in Thousands, Except Per Share Data)

                                     ASSETS

                                                                                              2000          1999
                                                                                           ---------     ---------
Current Assets:
   Cash and cash equivalents.........................................................      $  60,414     $  41,106
   Marketable securities.............................................................          4,328             3
   Accounts receivable, net..........................................................        284,441       271,781
   Inventories, net..................................................................        178,038       153,626
   Employee advances.................................................................            973           702
   Prepaid expenses and other........................................................         57,515        59,327
                                                                                           ---------     ---------
            Total current assets.....................................................        585,709       526,545

Property and equipment, net..........................................................         65,783        48,167
Other Assets:
   Intangibles, net..................................................................        202,242       147,383
   Other.............................................................................         19,683        21,286
                                                                                           ---------     ---------
            Total assets.............................................................      $ 873,417     $ 743,381
                                                                                           =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..................................................................     $  124,448    $  112,966
   Accrued expenses..................................................................         35,434        48,704
   Current maturities of long-term debt and capital lease obligations................          4,274         1,062
   Other.............................................................................          7,482         8,536
                                                                                           ---------     ---------
            Total current liabilities................................................        171,638       171,268
Long-term debt and capital lease obligations, net of current portion.................        254,959       152,442
Other................................................................................          7,193         3,111
                                                                                           ---------     ---------
            Total liabilities........................................................        433,790       326,821
                                                                                           ---------     ---------
Commitments and contingencies (Notes 1, 2, 9, 14, 15, 16, 18, 19, and 20)

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
      and outstanding................................................................             --            --
   Common stock, $.01 par value; 150,000,000 shares authorized, 71,077,236 and
      70,796,024 shares issued and outstanding at March 31, 2000 and April 2, 1999,              711           708
      respectively...................................................................
   Additional paid-in capital........................................................        349,186       349,460
   Retained earnings.................................................................         90,951        70,211
   Cumulative other comprehensive income.............................................           (390)       (1,177)
                                                                                           ---------     ---------
                                                                                             440,458       419,202
   Unearned ESOP shares..............................................................           (831)       (2,642)
                                                                                           ---------     ---------
            Total shareholders' equity...............................................        439,627       416,560
                                                                                           ---------     ---------
            Total liabilities and shareholders' equity...............................      $ 873,417     $ 743,381
                                                                                           =========     =========


      The accompanying notes are an integral part of these balance sheets.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

      For the Years Ended March 31, 2000, April 2, 1999, and April 3, 1998

                  (Dollars in Thousands, Except Per Share Data)


                                                                            2000           1999            1998
                                                                         ----------     ----------     ----------

Net sales.........................................................       $1,793,536     $1,564,505     $1,381,786
Cost of goods sold................................................        1,321,182      1,142,597      1,016,018
                                                                         ----------     ----------     ----------
            Gross profit..........................................          472,354        421,908        365,768
General and administrative expenses...............................          277,585        228,616        235,067
Selling expenses..................................................          150,060        119,439         98,622
                                                                         ----------     ----------     ----------
            Income from operations................................           44,709         73,853         32,079
Other income (expense):
   Interest expense...............................................          (15,457)       (11,522)        (7,517)
   Interest and investment income.................................            1,838          4,732          5,249
   Other income...................................................           10,437          6,618          2,849
                                                                         ----------     ----------     ----------
                                                                             (3,182)          (172)           581
                                                                         ----------     ----------     ----------
Income before provision for income taxes and cumulative effect of
   accounting change..............................................           41,527         73,681         32,660
Provision for income taxes........................................           19,343         29,940         17,361
Income before cumulative effect of accounting change  ............           22,184         43,741         15,299
Cumulative effect of accounting change (Note 1) ..................           (1,444)            --             --
                                                                         ----------     ----------     ----------
Net Income                                                               $   20,740     $   43,741     $   15,299
                                                                         ==========     ==========     ==========
Earnings per share - Basic:

   Income before cumulative effect of accounting change...........          $  0.31        $  0.62        $  0.22
   Cumulative effect of accounting change ........................          $ (0.02)           --             --
                                                                         ----------     ----------     ----------
   Net Income.....................................................          $  0.29        $  0.62        $  0.22
                                                                         ==========     ==========     ==========

Earnings per share - Diluted:

   Income before cumulative effect of accounting change...........          $  0.31        $  0.61        $  0.22
   Cumulative effect of accounting change.........................          $ (0.02)           --             --
                                                                         ----------     ----------     ----------
   Net Income.....................................................          $  0.29        $  0.61        $  0.22
                                                                         ==========     ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      For the Years Ended March 31, 2000, April 2, 1999, and April 3, 1998

                  (Dollars in Thousands, Except Per Share Data)




                                                                                             Cumulative
                                                  Common Stock      Additional                 Other      Unearned
                                             --------------------    Paid-In    Retained   Comprehensive    ESOP
                                                Shares     Amount    Capital    Earnings      Income       Shares     Totals
                                             ----------  --------   ----------  --------   -------------  --------   -------

Balance at March 28, 1997...............     68,632,102    $  687    $323,909   $26,205       $  (93)     $(4,999)  $345,709
   Net income...........................             --       --           --    15,299           --           --     15,299
   Comprehensive income:
      Cumulative foreign currency
         translation adjustment ........             --       --           --        --       (1,203)          --     (1,203)
                                                                                                                     -------
   Total comprehensive income...........                                                                              14,096
                                                                                                                     -------
   Issuance of common stock.............      1,539,807       15       15,946        --           --           --     15,961
   Employee benefits and other..........             --       --        2,132        --           --        2,162      4,294
                                             ----------  --------   ----------  --------   -------------  --------   -------
Balance at April 3, 1998................     70,171,909      702      341,987    41,504       (1,296)      (2,837)   380,060
                                             ----------  --------   ----------  --------   -------------  --------   -------
   Gulf South results of operations and
      issuance of common stock,
      January 1, 1998 to April 3, 1998
      (Notes 1, 2, and 3)...............        202,685        2        2,594   (15,034)          --           --    (12,438)
Balance at April 4, 1998................     70,374,594      704      344,581    26,470       (1,296)      (2,837)   367,622
   Net income...........................             --       --           --    43,741           --           --     43,741
   Comprehensive income:
      Cumulative foreign currency
         translation adjustment ........             --       --           --        --          119           --        119
                                                                                                                     -------
   Total comprehensive income...........                                                                              43,860
                                                                                                                     -------
   Issuance of common stock.............        421,430        4        4,267        --           --           --      4,271
   Employee benefits and other..........             --       --          612        --           --          195        807
                                             ----------  --------   ----------  --------   -------------  --------   -------
Balance at April 2, 1999................     70,796,024      708      349,460    70,211       (1,177)      (2,642)   416,560
                                             ----------  --------   ----------  --------   -------------  --------   -------
   Net income...........................             --       --           --    20,740           --           --     20,740
   Comprehensive income:
      Cumulative foreign currency
         translation adjustment ........             --       --           --        --         (939)          --       (939)
      Change in unrealized gain on
         marketable security, net of                 --       --           --        --        1,726           --      1,726
         tax     ......................                                                                              -------
   Total comprehensive income...........                                                                              21,527
                                                                                                                     -------
   Issuance of common stock.............        281,212        3           98        --           --           --        101
   Employee benefits and other..........             --       --         (372)       --           --        1,811      1,439
                                             ----------  --------   ----------  --------   -------------  --------   -------
Balance at March 31, 2000...............     71,077,236     $711     $349,186   $90,951        $(390)       $(831)  $439,627
                                             ==========  ========   ==========  ========   =============  ========   =======

The  accompanying  notes are an  integral  part of these consolidated financial statements.


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended March 31, 2000, April 2, 1999, and April 3, 1998

                             (Dollars in Thousands)

                                                                                    2000        1999        1998
                                                                                  --------   ---------   ---------
Cash Flows From Operating Activities:
   Net income...............................................................       $20,740   $  43,741   $  15,299
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Cumulative effect of accounting change................................         1,444          --          --
      Depreciation and amortization.........................................        20,288      19,498      10,691
      Amortization of debt issuance costs...................................           782         886         170
      Provision for doubtful accounts.......................................        15,812       5,181       5,707
      Provision (benefit) for deferred income taxes.........................        11,878      10,901      (4,083)
      Gain on sale of fixed assets..........................................          (871)       (836)         --
      Deferred compensation expense.........................................           721         365         630
      Unrealized loss on trading securities.................................            --         288           3
      Changes in operating assets and liabilities, net of effects from business acquisitions:
         Accounts receivable, net...........................................       (23,041)    (43,848)    (16,339)
         Inventories, net...................................................         5,597       1,275      (2,090)
         Prepaid expenses and other current assets..........................         8,656      (4,916)    (10,464)
         Other assets.......................................................        (8,855)     (2,265)     (2,486)
         Accounts payable, accrued expenses, and other liabilities..........       (36,180)    (48,974)     30,898
                                                                                  --------   ---------   ---------
            Net cash provided by (used in) operating activities.............        16,971     (18,704)     27,936
                                                                                  --------   ---------   ---------
Cash Flows From Investing Activities:
   Purchases of marketable securities.......................................        (1,500)    (50,813)   (318,166)
   Proceeds from sales and maturities of marketable securities..............            --     125,098     309,628
   Proceeds from sale of property and equipment.............................         2,595       1,586          --
   Capital expenditures.....................................................       (27,182)    (24,774)    (10,519)
   Purchases of businesses, net of cash acquired............................       (59,410)    (75,453)    (22,481)
   Payments on noncompete agreements........................................        (8,825)     (4,558)     (6,431)
                                                                                  --------   ---------   ---------
            Net cash used in investing activities...........................       (94,322)    (28,914)    (47,969)
                                                                                  --------   ---------   ---------
Cash Flows From Financing Activities:
   Proceeds from public debt offering, net of debt issuance costs...........            --          --     119,459
   Proceeds from borrowings.................................................       175,797      24,000       4,349
   Repayments of borrowings.................................................       (77,976)    (20,337)    (56,014)
   Repayments on revolving line of credit...................................            --          --      (5,000)
   Principal payments under capital lease obligations.......................          (325)       (366)       (306)
   Proceeds from issuance of common stock...................................           101       4,174       2,721
   Other....................................................................          (938)        119      (1,203)
                                                                                  --------   ---------   ---------
            Net cash provided by financing activities.......................        96,659       7,590      64,006
                                                                                  --------   ---------   ---------
Gulf South decrease in cash and cash equivalents for the three months ended             --        (349)         --
   April 3, 1999                                                                  --------   ---------   ---------

Net increase (decrease) in cash and cash equivalents........................        19,308     (40,377)     43,973
Cash and cash equivalents, beginning of year................................        41,106      81,483      37,510
                                                                                  --------   ---------   ---------
Cash and cash equivalents, end of year......................................     $  60,414   $  41,106   $  81,483
                                                                                  ========   =========   =========

Supplemental Disclosures:
   Cash paid for:
      Interest..............................................................     $  14,260   $  11,026   $    5,195
                                                                                  ========   =========   =========

      Income taxes..........................................................     $  27,137   $  18,192   $  21,170
                                                                                  ========   =========   =========

The  accompanying  notes are an  integral  part of these consolidated financial statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MARCH 31, 2000, APRIL 2, 1999 AND APRIL 3, 1998

      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)



1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Nature of Business

Physician Sales & Service, Inc. was incorporated in 1983 in Jacksonville, Florida. On March 26, 1998, the corporate name of Physician Sales & Service, Inc. was changed to PSS World Medical, Inc. (the "Company" or "PSS").

The Company, through its Physician Sales & Service, Inc. division ("Physician Supply Business") is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. As of March 31, 2000, the Company operated 51 service centers distributing to over 100,000 physician office sites in all 50 states.

In November  1996, PSS  established a new  wholly-owned  subsidiary,  Diagnostic
Imaging, Inc. ("DI" or "Imaging Business"). DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate care markets in the United States. As of March 31, 2000, DI operated 34 imaging division service centers distributing to approximately 45,000 customer sites in 42 states.

In March 1996,  PSS  established  two new  wholly-owned  subsidiaries,  WorldMed
International, Inc. ("WorldMed Int'l") and WorldMed, Inc. These subsidiaries were established to manage and develop PSS' European medical equipment and supply distribution market. As of March 31, 2000, the European operation included two service centers distributing to acute and alternate care sites in Belgium, Germany, France and Luxembourg.

In March 1998, the Company entered the long-term care market for the distribution of medical supplies and other products with its acquisition of Gulf South Medical Supply, Inc. ("Gulf South" or "Long-Term Care Business"). As of March 31, 2000, Gulf South, a wholly owned subsidiary of PSS, operated 14 long-term care distribution service centers serving over 14,000 long-term care accounts in all 50 states.

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

Fiscal Year

The Company's fiscal year ends on the Friday closest to March 31 of each year. Prior to April 4, 1998, Gulf South's (which was acquired in a business combination accounted for as a pooling-of-interest, refer to Note 2, Business Acquisitions) year-end was December 31. The fiscal 1998 consolidated financial statements combine the December 31, 1997 financial statements of Gulf South with the April 3, 1998 financial statements of PSS. Effective April 4, 1998, Gulf South's fiscal year-end was changed to conform to the Company's year-end. As such, Gulf South's results of operations for the period January 1, 1998 to April 3, 1998 are not included in any of the periods presented in the accompanying consolidated statements of income. Accordingly, Gulf South's results of operations for the three months ended April 3, 1998 are reflected as an adjustment to shareholders' equity of the Company as of April 4, 1998. The Company's fiscal 1999 consolidated financial statements include the combined results of operations for the period from April 4, 1998 to April 2, 1999, of both PSS and Gulf South.

Fiscal years 2000, 1999, and 1998 consist of 52, 52, and 53 weeks, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the senior subordinated debt is estimated using quoted market prices. The carrying value of the Company's senior subordinated debt at March 31, 2000 and April 2, 1999 was $125,000 and the market value was $114,675 and $120,925, respectively. The carrying value of the Company's other long-term debt was $134,233 and $28,504, at March 31, 2000 and April 2, 1999, respectively, which approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash held at banks, short-term government obligations, commercial paper, and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months.

Marketable Securities

The Company holds investments classified as trading securities and available-for-sale securities. Trading securities are reported at fair value, with unrealized holding gains or losses reported in earnings, and available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings but reported in other comprehensive income, net of the effect of income taxes, until sold. At the time of sale, any gains or losses are recognized as a component of operating results. Gains and losses are based on the specific identification method of determining cost.

Concentration of Credit Risk

The Company's trade accounts receivables are exposed to credit risk. Although the majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant to the Company.

The Company's Gulf South subsidiary depends on a limited number of large customers, and Gulf South's customers have been experiencing significant financial difficulty since the advent of the Prospective Payment System ("PPS") and their difficulties worsened in the fourth quarter of fiscal 2000. Approximately 34% and 38% of Gulf South's revenues for the years ended March 31, 2000 and April 2, 1999, respectively, represented sales to its top five customers. Receivables for these five customers represented 31.6% of Gulf South's gross accounts receivable balance as of March 31, 2000, before reserves, and 34.0% of Gulf South's net accounts receivable, after reserves. The Company monitors the creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns.

The Company had allowances for doubtful accounts of approximately $10,839 and $6,918 as of March 31, 2000 and April 2, 1999, respectively, of which $7,524 and $3,552, respectively, related to Gulf South. Provisions for doubtful accounts were approximately $15,812, $5,181, and $5,707, for fiscal years ended 2000, 1999, and 1998, respectively, of which $11,193, $2,485, and $4,422, respectively, related to Gulf South.

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

Property and Equipment

Depreciation  is computed  using the  straight-line  method  over the  estimated useful lives of the assets, which range from three to 30 years. Leasehold improvements are amortized over the lease terms or the estimated useful lives, whichever is shorter. Gain or loss upon retirement or disposal of property and equipment is recorded in other income in the accompanying consolidated statements of income.

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

The DI division began implementing the JD Edwards OneWorld ERP System (the "JDE Project") in fiscal 1998 and is nearly complete as of March 31, 2000. During fiscal 1999, the Company began implementing the JDE Project at the PSS and GSMS divisions. The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the JDE Project, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software.

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

Self-Insurance Coverage

The Company has a self-funded program for employee & dependent health coverage. This program includes an administrator, a large provider network and stop loss reinsurance to cover individual claims in excess of $150 up to $2,000 per person as well as receiving coverage on an aggregate basis. Claims that have been incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in the accrued expenses in the accompanying consolidated balance sheets.

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

Other Comprehensive Income

Cumulative other comprehensive  income and total  comprehensive  income has been
separately   disclosed   in  the   accompanying   consolidated   statements   of
shareholders' equity.

Revenue Recognition

Revenue from the sale of products and equipment with no installation and training requirements, is recognized when products are shipped. Revenue from the sale of equipment with installation and training requirements is recognized when installation and training are complete. Revenue from service contracts are recognized ratably over the term of the contract.

The Company earns incentive rebates from its vendors if certain performance goals are achieved. Incentive rebate income is recognized in the accounting period in which the Company meets the performance measure.

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

Earnings Per Common Share

Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (refer to Note 11, Earnings Per Share).

Statements of Cash Flows

The Company's noncash investing and financing activities were as follows:

                                                 2000         1999          1998
                                               ---------    -------      -------
Investing Activities:
  Business acquisitions:
  Fair value of assets acquired................$  41,146   $ 56,815     $ 48,924
  Liabilities assumed..........................   41,604     39,930       32,684
  Noncompetes issued...........................    8,300      3,950        7,574
  Capital lease obligations incurred...........       --         --          325
Financing Activities:
  Tax benefits related to stock option plans...      194        759        1,505

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.

Change in Accounting Principle

In December 1999, the Securities and Exchange Commission Staff ("SEC staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. Areas of SAB 101 relevant to the Company include the timing of recognizing (1) contingent revenue and (2) revenue derived from equipment sales that involve installation and training of the equipment occurring after shipment and transfer of title.

The Company sells equipment which falls into three broad categories: (1) equipment with no installation or training requirements, such as plug-and-play units, (2) equipment with basic installation requirements, and (3) equipment with complex installation and training requirements, such as large x-ray equipment. With the exception of type (1) equipment, most installations include a training component. Prior to the implementation of SAB 101, the Company's revenue recognition policy for type (1) and type (2) equipment was to recognize revenue at the time the customer took title of the product, generally at the time of shipment. The Company previously considered the related installation and training requirements to be perfunctory, as it had routinely met its installation and training obligations shortly after the ship date. Prior to the implementation of SAB 101, the Company's revenue recognition policy for type (3) equipment was to recognize revenue at the date installation was complete, but prior to the completion of training, as the Company considered the related training to be perfunctory.

The Company's interpretation of the requirements of SAB 101 results in changes to the Company's accounting policies for revenue recognition for equipment since the installation and training requirements are no longer considered perfunctory based on the customer's perspective. Revenue will be recognized for type (1) equipment sales on the date of shipment. Revenue will be recognized for type (2) and (3) equipment after the completion of installation and training.

The Company's pre- and post- SAB 101 equipment sales recognition policies are illustrated below:

              Point at which Company recognizes sale of equipment, by type
              ------------------------------------------------------------
                    Type (1)           Type (2)             Type (3)
              -----------------   -----------------   --------------------
Pre SAB 101     When shipped        When shipped      After completion of
                                                      installation

Under SAB 101   When shipped      After completion    After completion of
                                  of installation     installation and
                                  and training        training

The Company also participates in a variety of incentive rebate programs with its vendors in which the Company receives rebates once certain volume thresholds have been met. Prior to the adoption of SAB 101, the Company's incentive rebate recognition policy was to accrue for the estimated amount of rebate income earned during the period, using current financial information, historical experience, and projected results of the specific rebate program. Under SAB 101, no rebate income will be recognized until the period in which the performance measures are achieved.

As permitted, the Company has decided to early adopt SAB 101 for the fiscal year ended March 31, 2000. The Company has changed its method of accounting for equipment sales and contingent rebate income effective April 3, 1999. The cumulative effect of this accounting change reduced net income for the year ended March 31, 2000 by $1.4 million ($2.4 pre-tax). The cumulative after tax effect on both the basic and diluted earnings per share was a reduction of $0.02. The effect of SAB 101, before the cumulative effect, did not have a material impact on fiscal 2000, and would not have been material to fiscal 1999 or 1998. The quarterly information for fiscal 2000, presented in Note 17, have been presented as if the Company adopted SAB 101 with a cumulative catch up effective April 3, 1999.

Pending Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133," which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt the provisions of this statement in the first quarter of fiscal year 2002. The Company expects the impact of adopting SFAS No. 133 will be immaterial.

2. BUSINESS ACQUISITIONS

On March 26, 1998, the Company completed its merger with Gulf South. The Company issued 28,810,747 shares of its common stock for all of the outstanding common stock of Gulf South, which was valued at $662.6 million at the time of merger. Each share of Gulf South common stock was exchanged for 1.75 shares of PSS common stock. In addition, outstanding Gulf South stock options were converted at the same exchange factor into stock options to purchase 2,206,461 shares of PSS common stock. This merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

On September 23, 1997, the Company acquired S&W in a merger pursuant to which the Company issued 1,737,458 shares of common stock to the former shareholders of S&W in exchange for all of the outstanding shares of capital stock of S&W valued at $26.0 million at the time of the merger. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests.

Other Pooled Entities

The Company merged with certain other medical supply and equipment distributors and imaging supply and equipment distributors in stock mergers accounted for under the pooling-of-interests method of accounting. Due to the aggregate impact of these individually immaterial pooling-of-interest transactions on the
Company's prior period financial statements, the consolidated financial statements have been retroactively restated to include the pooling-of-interest transactions as if the companies had operated as one entity since inception, as shown below. The number of companies acquired and the number of shares of common stock issued are as follows:

                                                   1999             1998
                                                 -------           -------
Number of acquisitions....................             2                 4
Number of shares of common stock issued...       608,000           490,000

The results of operations for the acquired companies through their respective acquisition dates and the combined amounts presented in the consolidated financial statements follow:

                                                Fiscal Year End April 2, 1999
                                            -----------------------------------
                                             Other
                                             Pooled
                                            Entities       PSS        Combined
                                            --------   ----------    ----------
Net sales..................................  $51,643   $1,512,862    $1,564,505
Gross profit...............................    4,914      416,994       421,908
Net income.................................   (1,098)      44,839        43,741
Other changes in shareholders' equity......       70      (11,828)      (11,758)


                                                             Fiscal Year Ended April 3, 1998
                                            --------------------------------------------------------
                                                                     Other
                                                                    Pooled
                                            Gulf South     S&W     Entities        PSS      Combined
                                            ----------   -------   --------     --------   ---------
Net sales................................     $287,582   $38,003   $92,722     $963,479   $1,381,786
Gross profit.............................       73,685     8,756    14,598      268,729      365,768
Net income...............................        9,861    (2,095)      581        6,952       15,299
Other changes in shareholders' equity....          753     2,790      (243)      15,752       19,052


Purchase Acquisitions

During fiscal 2000, the Company acquired certain assets and assumed certain liabilities of 6 medical supply and equipment distributors, 12 imaging supply and equipment distributors, and 2 long-term health care distributors. In addition, the Company acquired the common stock of 4 imaging supply and equipment distributors. A summary of the details of the transactions follow:

                                                       Fiscal Year
                                         ---------------------------------------
                                              2000          1999         1998
                                         ----------    ----------     ----------

Number of acquisitions.................           24             25           13
Issuance of shares of common stock.....           --             --      933,000
Total consideration....................   $  101,014     $  115,183   $   35,739
Cash paid, net of cash acquired........       59,410         75,453       22,481
Goodwill recorded......................       59,868         58,368       33,745
Noncompete payments....................        7,235          3,950        2,982


The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition. Supplemental unaudited pro forma information, assuming these acquisitions had been made at the beginning of the year in which the acquisition was made, and assuming the acquisitions were made at the beginning of the immediately preceding year, is included below. The unaudited pro forma selected financial data does not purport to represent what the Company's results of operation would actually have been had the transactions in fact occurred as of an earlier date or project the results for any future date or period.

                                                      Fiscal Year
                                         ---------------------------------------
                                             2000         1999           1998
                                         ----------    ----------     ----------
Revenues.............................    $1,869,138    $1,847,921     $1,589,261
Net Income...........................        22,397        49,180         19,078
Earnings per share:
  Basic..............................       $0.32          $0.70          $0.27
  Diluted............................       $0.31          $0.69          $0.27


These acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets of the acquired companies have been recorded at their estimated fair values at the dates of the acquisitions. The value of the common stock issued in connection with these purchases is generally determined based on an average market price of the shares over a ten-day period before a definitive agreement is signed and the proposed transaction is announced. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and is amortized over 15 to 30 years.

The accompanying consolidated financial statements reflect the preliminary allocation of the purchase price of the purchase acquisitions consummated in fiscal 2000. The allocation of the purchase price, performed using values and estimates available as of the date of the financial statements, has not been finalized due to certain pre-acquisition contingencies identified by the Company and the nature of the estimates required in the establishment of the Company's merger integration plans. Accordingly, goodwill associated with these acquisitions may increase or decrease in fiscal 2001.

Merger costs and expenses

During fiscal 2000 and 1999, the Company recorded approximately $595 and $545, respectively, of merger integration costs and expenses directly to goodwill as incurred as these costs were contemplated at the time of acquisition. In addition, during these fiscal years, the Company recorded approximately $489 and $493, respectively, of merger costs and expenses related to other acquisitions directly to goodwill for costs that were in excess of the original integration plan accrual estimated by management. Such merger costs and expenses are recorded directly to goodwill only if it is within one year from the date of the acquisition and such expenses were contemplated at the time of the acquisition. If merger costs and expenses are incurred subsequent to one year from the date of the acquisition, or were not contemplated at the time of the acquisition, such expenses are recorded in general and administrative expenses.

Reversal of excess accrued merger costs and expenses

During fiscal 2000 and 1999, the Company reversed approximately $767 and $1,343, respectively, of certain accrued merger costs and expenses that management determined to be unnecessary due to changes in integration plans or estimates. Management evaluates integration plans at each period end and determines if revisions to the accruals are appropriate. Such revisions to the original estimates are recorded directly to goodwill.

Deferred tax assets of acquired companies

During fiscal 1999, the Company reduced goodwill by $2,644, to reflect a true-up of the deferred tax assets and liabilities per the financial statements and the tax return, as a result of additional information received on the deductibility of certain pre-acquisition expenditures.

As a result of the above adjustments goodwill was increased by $317 during fiscal 2000 and reduced by $2,949 during fiscal 1999, excluding the original set-up of the plan. There were no such adjustments in fiscal 1998.

In addition, the terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash or with shares of the Company's common stock and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $13.5 million (payable through fiscal 2001) and no earn-out payments have been made prior to March 31, 2000.

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

                                                                Three Months
                                                                   Ended
                                                               April 3, 1998
                                                               -------------
Net sales....................................................    $  87,018
Cost of goods sold...........................................       73,108
                                                               -------------
         Gross profit........................................       13,910
General and administrative expenses..........................       31,721
Selling expenses.............................................        2,939
                                                               -------------
         Loss from operations................................      (20,750)
Other income, net............................................          321
                                                               -------------
Loss before benefit for income taxes.........................      (20,429)
Benefit for income taxes.....................................        5,395
                                                               -------------
Net loss.....................................................    $ (15,034)
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


                                                                    Three Months
                                                                        Ended
                                                                   April 3, 1998
                                                                   -------------
Cost of goods sold:
  Reconciling items................................................    $   5,590
  Increase allowance for obsolete inventory........................        1,889
                                                                     -----------
     Total charges included in costs of goods sold.................        7,479
                                                                     -----------
General and administrative expenses:
  Direct transaction costs related to the merger...................        5,656
  Restructuring costs and expenses.................................        4,281
  Legal fees and settlements.......................................        2,700
  Operational tax charge...........................................        2,772
  Goodwill impairment charge.......................................        1,664
  Other............................................................          273
                                                                     -----------
     Total charges included in general & administrative expenses...       17,346
                                                                     -----------
        Total charges..............................................    $  24,825
                                                                     ===========
Cost of Goods Sold:

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

Restructuring Costs and Expenses

In order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations with Gulf South. The restructuring costs and expenses, which directly relate to the merger with PSS, were recorded during the three months ended April 3, 1998. During this time period, management approved and committed to a plan to integrate and restructure the business of Gulf South.

The Company recorded restructuring costs and expenses for costs for lease terminations, severance and benefits to terminate employees, facility closure, and other costs to complete the consolidation of the operations. The following table summarizes the components of the restructuring charge.

Involuntary employee termination costs..........................     $  1,879
Lease termination costs.........................................          977
Branch shutdown costs...........................................          885
Other exit costs................................................          540
                                                                     ----------
                                                                     $  4,281
                                                                     ----------

Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, and Note 17, Quarterly Results of Operations, for a more detailed discussion regarding accrued restructuring costs and expenses.

Legal Fees and Settlements

Gulf South recorded a $2,000 accrual for legal fees specifically related to class action lawsuits, which Gulf South, the Company, and certain present and former directors and officers were named as defendants. These lawsuits are further discussed in Note 18, Commitments and Contingencies. In addition, Gulf South recorded $700 in charges related to a customer supply agreement.

Operational Tax Charge

Gulf South recorded an operational tax charge of $9,492, of which $2,772 was recorded in the quarter ended April 3, 1998, for state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. Penalties and interest are included in the above charge as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense during the period in which the tax noncompliance issues arose. See Note 4, Charges Included in General and Administrative Expenses, for a more detailed discussion related to this issue.

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

4.   CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

In addition to typical general and administrative expenses, this line includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of income:


                                                                              2000         1999         1998
                                                                           ---------    ---------     --------
Merger costs and expenses............................................      $   1,700    $   4,371     $ 14,066
Restructuring costs and expenses.....................................         13,245        4,922        3,691
Information systems accelerated depreciation.........................             --        5,379           --
Goodwill impairment charges..........................................            517           --        5,807
Gulf South operational tax charge and professional fee accrual.......         (1,221)          --        5,986
Other charges........................................................             --        1,010        2,457
                                                                           ---------    ---------     --------
Total charges........................................................       $ 14,241     $ 15,682     $ 32,007
                                                                           =========    =========     ========

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

Merger costs and expenses for fiscal 2000 include $2,300 of charges for merger costs expensed as incurred. In addition, during fiscal 2000, the Company reversed approximately $1,602 of merger costs and expenses into income, of which $1,437 related to accrued lease termination costs.

Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process (see Note 20, Subsequent Event), management put these plans in place to retain certain officers and key employees during the transition period. The total costs related to these plans is approximately $10,110 of which $1,002, $4,805, $2,872, and $1,431 will be expensed in fiscal 2000, 2001, 2002, and 2003, respectively.

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

Restructuring Costs and Expenses

Fiscal 2000 activity

During the quarter ended September 30, 1999, management approved and adopted a formal plan to restructure certain operations of Gulf South ("Plan C"), an additional component to the previously established Plans A and B. This restructuring plan identified five additional distribution centers and the Gulf South corporate facility as redundant or inadequate for future operations. As a result, these locations were closed and made permanently idle. Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, involuntary employee termination costs of $494, $2,915, and $1,558, respectively. Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan.

Restructuring costs and expenses for the twelve months ended March 31, 2000 also included $9,213 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the company reversed $1,341 of restructuring costs into income, which related to over-accrual for lease termination costs, and involuntary employee termination costs.

During the three months ended March 31, 2000, management approved and adopted a formal plan to restructure the Imaging Business' sales and service organization and the shut down of two facilities ("Plan D"). Accordingly, the Company recorded restructuring costs and expenses of $318 at the commitment date of the restructuring plan adopted by management. Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan. Restructuring costs and expenses for the three months ended March 31, 2000 also included $88 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

Fiscal 1999 activity

During the quarter ended June 30, 1998, management approved and adopted Plan B, an additional Gulf South component to the 1998 restructuring plan or Plan A. This restructuring plan identified two additional distribution centers and two corporate offices to be merged with existing facilities and identified three executives to be involuntarily terminated. Accordingly, the Company recorded restructuring costs and expenses of $1,503 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, involuntary employee termination costs of $281, $570, and $652, respectively.

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

Fiscal 1998 activity

During fiscal 1998, due to the impact of the Gulf South merger, the Company recorded restructuring costs and expenses of $3,691 related to the PSS and DI divisions (Plan A). See Note 3, Gulf South's Results of Operations for the Three Months Ended April 3, 1998, which discusses the charges recorded by the Gulf South division. Refer to Note 5, Accrued Merger and Restructuring Costs and Expenses, for a further discussion regarding the restructuring plan.

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

Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board ("APB") No. 20, Accounting Changes.

Effective April 4, 1998, the estimated useful lives of the PSS, DI, and GSMS division information systems were revised to 12 to 15 months, which was the original estimate of when the new systems implementation would be completed. The $5,379 charge represents the incremental fiscal 1999 impact on depreciation expense resulting from management's decision to replace its information systems.

Goodwill Impairment Charges

During fiscal 2000, the Imaging Business closed their Metro New York facility. The closure of this facility triggered an asset impairment as determined under SFAS No. 121. As a result, goodwill of $517 was written off during fiscal 2000.

During fiscal 1998, the Company determined that goodwill related to three foreign (World Med Int'l) acquired companies and one domestic (PSS division) acquired company, was not recoverable. As such, the goodwill of $5,807 related to the four entities was written-off during fiscal 1998.

Gulf South Operational Tax Charge and Professional Fee Accrual

The Company, in connection with the filing of its fiscal 1998 financial statements, restated for certain operational tax compliance issues in the financial statements of Gulf South for the years ended December 31, 1997, 1996, and 1995. As such, Gulf South recorded operational charges of $3,067, $1,998, and $1,656 during fiscal 1998, 1997, and 1996, respectively, primarily related to state and local, sales and use, and property taxes that are normally charged directly to the customer at no cost to the Company. In addition, as explained in
Note 3, Gulf South's Results of Operations for Three Months Ended April 3, 1998, $2,772 of such charges were recorded by Gulf South during the quarter ended April 3, 1998. Interest is included in the above charges as Gulf South did not timely remit payments to tax authorities. The Company reviewed all available information, including tax exemption notices received, and recorded charges to expense during the period in which the tax noncompliance issues arose. During fiscal 2000, the Company performed an analysis of the estimated exposure based on the most recent available information and reversed $1,221 of the previously recorded operating tax charge reserve.

In addition, professional fees estimated to be incurred to resolve the tax issues of $2,919 for fiscal 1998 were recorded in the accompanying consolidated statements of income for the year ended April 3, 1998.

Other Charges

During fiscal 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.

Other charges recorded in fiscal 1998 relate to the ESOP cost of an acquired company. S&W sponsored a leveraged employee stock ownership plan ("S&W ESOP") that covered all employees with one year of service. The Company accounted for this ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP was recorded as debt of the Company, and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the then current market price of the shares, and the shares became outstanding for the earnings-per-share (EPS) computation. During fiscal 1998, the Company released the remaining shares to the S&W ESOP participants. Accordingly, approximately $2,457 of related expenses were recognized in fiscal 1998.

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

Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,089 and $4,084, at March 31, 2000 and April 2, 1999, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

Significant Pooling-of-Interests Business Combination Plan

The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the commitment date. A summary of the merger activity related to the S&W merger is as follows:

                                                         Involuntary
                                                           Employee          Lease        Branch
                                                         Termination      Termination    Shutdown
                                                            Costs            Costs        Costs       Total
                                                         -----------      -----------   ---------   --------
Balance at April 3, 1998..........................         $   156        $    540      $    461    $  1,157
   Adjustments ...................................              --              --            --          --
   Additions......................................              --              --            --          --
   Utilized.......................................              (2)             --          (350)       (352)
                                                         -----------      -----------   ---------   --------
Balance at April 2, 1999..........................             154             540           111         805
   Adjustments ...................................            (113)           (300)           --        (413)
   Additions......................................              --              --            --          --
   Utilized.......................................             (41)           (138)         (111)       (290)
                                                         -----------      -----------   ---------   --------
Balance at March 31, 2000.........................        $     --        $    102      $     --    $   102
                                                         ===========      ===========   =========   ========


As of December 31, 1999, all of the employees have been terminated and all of the seven identified distribution facilities had been shut down. During the three months ended December 31, 1999, management determined that all costs related to the merger plan had been incurred except for lease termination costs for one location that will be paid through fiscal 2002. Therefore, an adjustment of $413 was recorded to reverse the over-accrual of involuntary employee termination costs and lease termination costs. Refer to Note 4, Charges Included in General and Administrative Expenses.

Nonsignificant Poolings-of-Interests Business Combination Plans

The following accrued merger costs and expenses were recognized in the accompanying consolidated statements of operations at the date in which the integration plan was formalized and adopted by management. A summary of the merger activity related to eight nonsignificant pooling-of-interests business combinations completed during fiscal 1998 through 2000, respectively, is as follows:

                                                         Involuntary
                                                           Employee          Lease        Branch
                                                         Termination      Termination    Shutdown
                                                            Costs            Costs        Costs       Total
                                                         -----------      -----------   ---------   --------

Balance at April 3, 1998..........................        $    165        $    253      $    518     $    936
   Adjustments ...................................            (144)             11           311          178
   Additions......................................              74           1,868           376        2,318
   Utilized.......................................             (21)           (248)         (969)      (1,238)
                                                         -----------      -----------   ---------   --------
Balance at April 2, 1999..........................              74           1,884           236        2,194
   Adjustments ...................................             (52)         (1,113)          (24)      (1,189)
   Additions......................................              --              --            --           --
   Utilized.......................................             (22)           (226)         (212)        (460)
                                                         -----------      -----------   ---------   --------
Balance at March 31, 2000.........................        $     --        $    545     $      --     $    545
                                                         ===========      ===========   =========   ========

The Imaging Business acquired Tristar Imaging Systems, Inc. in October 1998, and management formalized and adopted an integration plan in late fiscal 1999 to integrate the operations of the acquired company. Management determined that all costs related to the merger plan had been incurred except for lease termination costs of $545 for which payment will extend through fiscal 2007. Therefore an adjustment of $1,189 was made to reverse the over accrual of certain costs accrued for under the plan, the majority related to lease termination costs.

Significant Purchase Business Combination Plan

The Company formalized and adopted an integration plan in September 1997 to integrate the operations of General X-Ray, Inc. ("GXI") with the Imaging Business. The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the commitment date. A summary of the GXI merger accruals is as follows (in thousands):

                                                         Involuntary
                                                           Employee         Lease         Branch
                                           Relocation    Termination     Termination     Shutdown
                                             Costs          Costs           Costs          Costs       Total
                                           ----------    -----------     -----------     ---------    ---------
Balance at April 3, 1998............       $   162         $   197         $  1,090      $   785      $  2,234
   Adjustments .....................          (125)            (85)            (883)         (32)       (1,125)
   Additions........................            --              --               --           --            --
   Utilized.........................           (37)           (112)            (207)        (753)       (1,109)
                                           ----------    -----------     -----------     ---------    ---------
Balance at April 2, 1999............       $    --         $    --         $     --      $    --      $     --
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

Nonsignificant Purchase Business Combination Plans

The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. A summary of the merger activity related to six nonsignificant purchase business combinations during fiscal 1998 through 2000 is as follows:

                                                             Involuntary
                                                 Employee      Employee     Lease         Branch
                                                Relocation   Termination  Termination    Shutdown
                                                  Costs          Costs      Costs          costs        Total
                                               -----------   -----------  -----------   ----------  ------------
Balance at April 3, 1998..................     $     --      $     --      $     --      $    --     $     --
   Additions from Gulf South subsidiary....          --           102           100          250          452
                                               -----------   -----------  -----------   ----------  ------------
Balance at April 4, 1998..................           --           102           100          250          452
   Adjustments............................           --          (102)          (55)        (135)        (292)
   Additions..............................          155           556           423          496        1,630
   Utilized...............................          (38)          (11)          (58)        (598)        (705)
                                               -----------   -----------  -----------   ----------  ------------
Balance at April 2, 1999..................          117           545           410           13        1,085
   Adjustments............................          (86)         (434)         (145)          (9)        (674)
   Additions..............................           --           131           690          225        1,046
   Utilized...............................          (31)         (186)         (569)        (229)      (1,015)
                                               -----------   -----------  -----------   ----------  ------------
Balance at March 31, 2000.................     $     --       $    56       $   386      $    --    $     442
                                               ===========   ===========  ===========   ==========  ============

The Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. Approximately $328 of the $442 accrued merger costs and expenses at March 31, 2000 relate to this integration plan. As of December 31, 1999, all locations have been shut down and all employees were terminated as a result of the plan. However, lease termination payments will extend through fiscal 2004. The remaining accrual of $114 relates to multiple merger plans that are immaterial.

During fiscal 2000, management determined that actual merger costs to be incurred were less than management's estimate recorded to establish the accrued merger costs and expenses. Therefore, an adjustment to reduce goodwill of $674 was recorded to eliminate the excessive accruals.

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

The Company recorded a total accrual of $7,972 related to Plan A. Approximately $3,691 of the $7,972 total restructuring charge was related to the PSS and DI divisions and was recorded in the accompanying consolidated statement of operations for fiscal 1998. The additions from Gulf South represent restructuring costs and expenses of $4,281 recorded by Gulf South during the unconsolidated period January 1 to April 3, 1998. No amounts were utilized during this period. This charge is not included in the accompanying consolidated statements of operations; rather it is included in the retained earnings adjustment recorded on April 4, 1998. Refer to Note 1, Background and Summary of Accounting Policies, for a discussion regarding the different year-ends of Gulf South and the Company.

During fiscal 1999, the Company established an additional accrual of $1,503 related to Plan B. During the second and fourth quarters of fiscal 2000, the Company established accruals of $4,968 and $319 for Plan C and Plan D, respectively.

Accrued restructuring costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,607 and $3,818 million, at March 31, 2000 and April 2, 1999, respectively. A summary of the restructuring plan activity is as follows:

                                               Involuntary
                                                 Employee        Lease       Branch         Other
                                               Termination   Termination    Shutdown         Exit
                                                  Costs          Costs       Costs          costs        Total
                                               -----------   -----------  -----------   ----------  ------------

Balance at April 3, 1998.....................  $   1,570       $  1,389     $    627     $  105      $  3,691
   Additions from Gulf South subsidiary......      1,880            406        1,455        540         4,281
                                               -----------   -----------  -----------   ----------  ------------
Balance at April 4, 1998.....................      3,450          1,795        2,082        645         7,972
   Additions.................................        652            570          281         --         1,503
   Utilized..................................     (2,500)        (1,045)      (1,467)      (645)       (5,657)
                                               -----------   -----------  -----------   ----------  ------------
Balance at April 2, 1999.....................      1,602          1,320          896         --         3,818
   Adjustments...............................     (1,107)          (436)        (467)        --        (2,010)
   Additions.................................      3,233          1,559          494         --         5,286
   Utilized..................................     (3,352)        (1,586)        (549)        --        (5,487)
                                               -----------   -----------  -----------   ----------  ------------
Balance at March 31, 2000....................  $     376       $    857      $   374     $   --      $  1,607
                                               ===========   ===========  ===========   ==========  ============

Plan A

As of December 31, 1999, all employees were terminated as a result of the plan and the related severance payments were made in the fourth quarter of fiscal 2000. As of December 31, 1999, all of the locations were merged into existing locations.

Plan B

As of December 31, 1999, all of the six locations had been shut down. As of September 30, 1999, all employees were terminated as a result of the plan and the related severance payments were made in the fourth quarter of fiscal 2000.

Plan C

During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for the GSMS division to Jacksonville, Florida where the corporate offices for the DI and PSS divisions exist. The Company began implementing the restructuring plan during the second quarter of fiscal 2000, which impacted all divisions ("Plan C"). The total number of employees to be terminated was 272. All employees have been terminated at March 31, 2000. Accrued restructuring costs and expenses related to Plan C were $1,208 at March 31, 2000, of which $668 relates to lease terminations, $166 to involuntary employee terminations, and $374 to branch shut down costs.

Plan D

During the second quarter of fiscal 2000, the Imaging Business' management made a discretionary decision to change its business strategy and the way it operates to improve future operations. These changes include restructuring the Imaging Business sales force, terminating approximately 50 service engineers, and closure of two distribution centers. The total number of employees to be terminated are 87, of which 30 employees have been terminated at March 31, 2000. Accrued restructuring costs and expenses related to this plan were $210 at March 31, 2000, all relating to involuntary employee terminations.

During fiscal 2000, management determined that all costs associated with restructuring Plans A and B had been incurred with the exception of $189 of lease termination costs. Therefore an adjustment of $1,692 was recorded to reverse the over accrual of lease termination, involuntary employee termination, and branch shutdown costs related to Plans A and B. Management also determined that Plan C was over accrued and recorded an adjustment of $318 to reverse the over accrual of lease termination and involuntary employee termination costs related to Plan C. As of March 31, 2000, the Company had accrued $1,208 and $210 for restructuring Plans C and D, respectively.

6. MARKETABLE SECURITIES

                                                      Increase
                                                   (Decrease) in
Trading Securities                                   Fair Value    Fair Value
                                                    ------------   -----------

March 31, 2000:                                      $      --      $      3
                                                    ============   ===========
April 2, 1999:                                            (573)            3
                                                    ============   ===========

                                                     Unrealized
Available-for-Sale Securities         Cost             Gain        Fair Value
                                  -----------       ------------  -----------

March 31, 2000                   $    1,500          $    2,825    $    4,325
                                 ============       ===========   ===========

The Company holds investments classified as trading securities and available-for-sale securities. Trading securities are to be reported at their fair value and unrealized holding gains or losses are reported in earnings. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings but reported in equity and other comprehensive income (net of the effect of income taxes) until they are sold. At the time of the sales, any gains or losses are recognized as a component of operating results. Gains and losses are based on the specific identification method of determining cost.


7. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, are summarized as follows:

                                                         2000         1999
                                                      ----------   ----------
Land..............................................    $    1,184   $    1,996
Building                                                   2,547        4,186
Equipment.........................................        76,304       62,430
Furniture, fixtures, and leasehold improvements...        23,695       12,233
                                                      ----------   ----------
                                                         103,730       80,845
Accumulated depreciation..........................       (37,947)     (32,678)
                                                      ----------   ----------
                                                       $  65,783    $  48,167
                                                      ==========   ==========

Equipment includes equipment acquired under capital leases with a cost of $476 and $488 and related accumulated depreciation of $368 and $233 at March 31, 2000 and April 2, 1999, respectively. Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of income, aggregated approximately $9,446, $12,209, and $5,629 for fiscal 2000, 1999, and 1998, respectively.


8. INTANGIBLES

Intangibles, stated at cost, consist of the following:

                                                          2000          1999
                                                      ----------   ----------

Goodwill                                              $ 189,608    $ 134,196
Noncompete agreements and other...................       37,998       27,257
                                                      ----------   ----------
                                                        227,606      161,453
Accumulated amortization..........................      (25,364)     (14,070)
                                                      ----------   ----------
                                                      $ 202,242    $ 147,383
                                                      ==========   ==========

Future minimum payments required under noncompete agreements at March 31, 2000 are as follows:


Fiscal Year:
   2001..........................................................    $  1,489
   2002..........................................................         823
   2003..........................................................         273
   2004..........................................................          64
   2005..........................................................          43
   Thereafter....................................................         214
                                                                    ---------
                                                                    $  2,906
                                                                    =========
Amortization  expense,  included in general and  administrative  expenses in the
accompanying   consolidated  statements  of  income,   aggregated  approximately
$10,842, $7,289, and $5,062 for fiscal 2000, 1999, and 1998, respectively.


9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                                 March 31, 2000    April 2, 1999
                                                 --------------    -------------
Senior subordinated notes.......................  $ 125,000        $ 125,000
Senior revolving credit.........................    121,000           24,000
Capital lease obligations.......................        171              496
Long-term debt of acquired companies............        125               26
Notes Payable to owners of acquired companies...      2,093               70
Other notes ....................................     10,844            3,912
                                                    259,233          153,504
Less current maturities.........................     (4,274)          (1,062)
                                                 --------------    -------------
                                                  $ 254,959        $ 152,442
                                                 ==============    =============
Senior Subordinated Notes


During October 1997, the Company issued 8.5% unsecured senior subordinated notes due in 2007 (the "Notes") in the amount of $125.0 million. Interest on the Notes accrues from the date of original issuance and is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The Notes are subject to certain covenants, including cross covenants with the Company's senior revolving credit facility, restrictions on indebtedness, investments, payments of dividends, purchases of treasury stock, and sales of assets and maintaining a fixed charge coverage ratio of 2.0 to 1.0.

Senior Revolving Credit

The Company entered into a $140.0 million senior revolving credit facility with a syndicate of financial institutions with Bank of America, N.A. as principal agent in February 1999. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions and are secured by the common stock of the subsidiaries and assets of the Company and its subsidiaries. The credit facility expires February 10, 2004 and borrowings bear interest at variable rates, at the Company's option, at either the lender's base rate or the LIBOR rate plus a variable spread based upon the Company's leverage ratio. At March 31, 2000, the weighted average interest rates under these borrowing options were 9.25% and 7.3%, respectively. The amount available under the credit facility at March 31, 2000 was $17.0 million, net of a $2 million stand-by letter of credit.

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

As of March 31, 2000, the Company was not in compliance with the following covenants under the senior revolving credit facility: 1) consolidated fixed charge coverage ratio, 2) consolidated leverage ratio, and 3) annual capital expenditure limits. However, the Company obtained a waiver from these covenants from the lending group for the period ended March 31, 2000. Management believes it is probable that the Company will meet these covenants in future periods, or that appropriate waivers will be obtained. As such, the related debt has been classified as non-current as of March 31, 2000.

Capital Lease Obligations

As of March 31, 2000, future minimum payments, by fiscal year and in the aggregate, required under capital leases are approximately as follows:

Fiscal Year:
   2001..............................................................   $   99
   2002..............................................................       64
   2003..............................................................       32
                                                                       ---------
Net minimum lease payments...........................................      195
Less amount representing interest....................................      (24)
                                                                       ---------
Present value of net minimum lease payments under capital leases.....      171
Less amounts due in one year.........................................      (83)
                                                                       ---------
            Amounts due after one year...............................   $   88
                                                                       =========
Notes Payable to Owners of Acquired Companies


Notes payable to owners of acquired companies consists of holdback agreements or notes payable that are paid to the previous owners after certain contingencies are met, such as collection of all acquired accounts receivable and the sale of acquired inventory. These notes payable are due within one year of the acquisition.

Other Notes

At March 31, 2000, other notes consist of various debt maintained by WorldMed Int'l, including a working capital line of credit, a mortgage on facilities in Leuven, Belgium, and debt to acquire certain international business service centers. Interest rates on the related notes range from 4.9% to 6.2%, respectively.

As of March 31, 2000, future minimum payments of long-term debt, excluding capital lease obligations, are approximately as follows:

Fiscal Year:
   2001................................................     $     4,191
   2002................................................           1,613
   2003................................................           1,556
   2004................................................         122,438
   2005................................................           1,085
   Thereafter..........................................         128,179
                                                            -----------
            Total......................................     $   259,062
                                                            ===========
10.  INCOME TAXES


The provisions for income taxes are detailed below:


                                                                             2000         1999          1998
                                                                           ---------    ---------    ----------
Current tax provision:
   Federal..........................................................       $   6,410    $  16,253    $  17,928
   State............................................................           1,055        2,786        3,516
                                                                           ---------    ---------    ----------
            Total current...........................................           7,465       19,039       21,444
                                                                           ---------    ---------    ----------
Deferred tax provision (benefit):
   Federal..........................................................          10,140        9,306       (3,486)
   State............................................................           1,738        1,595         (597)
                                                                           ---------    ---------    ----------
            Total deferred..........................................          11,878       10,901       (4,083)
                                                                           ---------    ---------    ----------
            Total income tax provision..............................       $  19,343    $  29,940    $  17,361
                                                                           =========    =========    ==========

The difference between income tax computed at the federal statutory rate and the actual tax provision is shown below:

                                                                             2000         1999         1998
                                                                           ---------    ---------    ----------

Income before provision for taxes and cumulative effect of
   accounting change................................................      $  41,527    $  73,681    $  32,660
                                                                           =========    =========    ==========

Tax provision at the 35% statutory rate.............................         14,534       25,788       11,431
                                                                           ---------    ---------    ----------
Increase (decrease) in taxes:
   State income tax, net of federal benefit.........................          1,847        2,847        1,886
   Effect of foreign subsidiary.....................................            574          310        2,179
   Merger costs and expenses........................................            153         (250)       1,958
   Goodwill amortization............................................          1,103          969          512
   Meals and entertainment..........................................            438          454          207
   Nontaxable interest income.......................................            (80)        (374)        (688)
   Income of S corporations.........................................             --           68         (287)
   Officer life insurance...........................................            478           (3)         151
   Other, net.......................................................            296          131           12
                                                                           ---------    ---------    ----------
            Total increase in taxes.................................          4,809        4,152        5,930
                                                                           ---------    ---------    ----------
            Total income tax provision..............................      $  19,343    $  29,940    $  17,361
                                                                           =========    =========    ==========

Effective tax rate..................................................           46.6%        40.6%        53.2%
                                                                           =========    =========    ==========

Deferred income taxes for fiscal 2000 and 1999 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at March 31, 2000 and April 2, 1999 are detailed below:


                                                                                            2000         1999
                                                                                       ----------   ----------
Deferred tax assets:
   Allowance for doubtful accounts and sales returns.............................      $    6,117   $    5,277
   Merger, restructuring and other nonrecurring costs and expenses...............           2,574        4,402
   Accrued expenses..............................................................           2,276        2,046
   Net operating loss carryforwards..............................................           1,156        3,380
   Operational tax reserve.......................................................           3,332        3,983
   Inventory uniform cost capitalization.........................................           1,934        1,536
   Reserve for inventory obsolescence............................................           1,208        1,273
   Accrued professional fees.....................................................             949        1,014
   Excess of book depreciation and amortization over tax depreciation and                   1,030          581
      amortization...............................................................
   Deferred compensation.........................................................           2,724          826
   Other    .....................................................................             428        1,282
                                                                                       ----------   ----------
            Gross deferred tax assets............................................       $  23,728    $  25,600
                                                                                       ----------   ----------
Deferred tax liabilities:
   Available for sale marketable security........................................          (1,099)          --
   Software development..........................................................          (6,820)        (107)
                                                                                       ----------   ----------
            Gross deferred tax liabilities.......................................          (7,919)        (107)
                                                                                       ----------   ----------
Net deferred tax assets..........................................................       $  15,809    $  25,493
                                                                                       ==========   ==========

As of March 31, 2000, net current deferred tax assets, net non-current deferred tax assets, and net deferred tax liabilities of $16,461, $3,463, and $4,115 are included in prepaid expenses, other assets, and other long-term liabilities, respectively, in the accompanying balance sheets. As of April 2, 1999, net deferred tax assets of $19,909 and $5,584 are included in prepaid expenses and other assets, respectively, in the accompanying balance sheets.

The income tax benefits related to the exercise or early disposition of certain stock options and stock contribution to the ESOP reduce taxes currently payable and are credited directly to additional paid-in capital. Such amounts were $194, $759, and $1,505 for fiscal 2000, 1999, and 1998, respectively.

At March 31, 2000, the Company had net operating loss carryforwards for income tax purposes arising from mergers of approximately $2,972 which expire from 2001 to 2020. The utilization of the net operating loss carryforwards is subject to limitation in certain years.

All deferred tax assets as of March 31, 2000 and April 2, 1999 are considered to be realizable due to the projected future taxable income. Therefore, no valuation allowance has been recorded as of March 31, 2000 and April 2, 1999.

11. EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                                             2000         1999         1998
                                                                           ---------    ---------    ---------
Net income (loss)...................................................       $  20,740    $  43,741    $  15,299
                                                                           =========    =========    =========
Earnings per share:
   Basic............................................................           $0.29        $0.62        $0.22
                                                                           =========    =========    =========
   Diluted..........................................................           $0.29        $0.61        $0.22
                                                                           =========    =========    =========

Weighted average shares outstanding:

   Common shares                                                              70,966       70,548       69,575
   Assumed exercise of stock options................................             219          850          970
                                                                           ---------    ---------    ---------
   Diluted shares outstanding.......................................          71,185       71,398       70,545
                                                                           =========    =========    =========


12.  RELATED-PARTY TRANSACTION

During fiscal 1998, the Company loaned its Chairman of the Board and Chief Executive Officer $3,000 to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt. During fiscal 2000, the principal amount of the loan increased approximately $249. The loan is unsecured, bears interest at the applicable federal rate for long-term obligations (6.25% and 5.74% at March 31, 2000 and April 2, 1999, respectively), and is due September 2007. No principal payments are required and interest payments are due at least annually. The note terms provide for forgiveness of the debt in the event of a change in control. The outstanding principal, included in other assets in the accompanying consolidated balance sheets, at March 31, 2000 and April 2, 1999 was approximately $2,985 and $2,736, respectively. Accrued interest was approximately $151 and $146 at March 31, 2000 and April 2, 1999, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of income for fiscal 2000 and 1999 was approximately $168 and $165, respectively. Principal payments for fiscal 2000 and 1999 were approximately $0 and $564, respectively. Interest payments for fiscal 2000 and 1999 were approximately $163 and $65, respectively.

13.  STOCK-BASED COMPENSATION PLANS

Broad-Based Employee Stock Plan

Under the Company's Broad-Based Employee Stock Plan, 800,000 shares of the Company's common stock are reserved for sale to nonofficer employees. Grants under this plan are in the form of nonqualified stock options or restricted stock. Options may be granted at prices not less than the fair market value of the common stock on the date such option is granted and are exercisable five years from the date of grant. Any option may be exercisable no later than ten years from the date of grant. According to Rule 144, unregistered stock options must be held for a minimum of two years subsequent to the date of exercise prior to selling the common stock.

Information   regarding  this  plan  is  summarized   below  (share  amounts  in
thousands):

                                                                   Weighted
                                                                    Average
                                                         Shares      Price
                                                       ---------  ----------
Balance, April 3, 1998.............................         --    $     --
   Granted.........................................        453         9.73
   Exercised.......................................         --        --
   Forfeited.......................................         --        --
                                                       ---------  ----------
Balance, April 2, 1999.............................        453       $ 9.73
   Granted.........................................         40         8.69
   Exercised.......................................         --        --
   Forfeited.......................................        (33)        9.03
                                                       ---------  ----------
Balance, March 31, 2000............................        460       $ 9.35
                                                       =========  ==========

The weighted-average per share fair value of options granted was $3.92 and $4.36 in fiscal 2000 and 1999, respectively. As of March 31, 2000, the range of exercise prices was $8.69 to $10.66 and the weighted-average remaining contractual life of outstanding options was 5.7 years. Approximately 340,000 shares of common stock are available for issuance under the plan.

1999 Long-Term Incentive Plan

On June 21, 1999, the Company adopted the 1999 Long-Term Incentive Plan (the "1999 LTIP"). Under the 1999 LTIP, 2,270,000 shares of the Company's Common Stock are reserved for issuance to employees, officers and directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock awards, dividend equivalents, restricted stock, or other stock-based awards.

Information   regarding  this  plan  is  summarized   below  (share  amounts  in
thousands):

                                                                  Weighted
                                                                   Average
                                                        Shares      Price
                                                       ---------  ----------
Balance, April 2, 1999.............................        --      $ --
   Granted.........................................       575         9.00
   Exercised.......................................        --        --
   Forfeited.......................................        --        --
                                                       ---------  ----------
Balance, March 31, 2000............................       575      $  9.00
                                                       =========  ==========

The weighted-average per share fair value of options granted was $4.31 in fiscal 2000. As of March 31, 2000, the range of exercise prices was $8.69 to $10.66 and the weighted-average remaining contractual life of outstanding options was 9.4 years. Approximately 1,695,000 shares of common stock are available for issuance under the plan.

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

Information   regarding  this  plan  is  summarized   below  (share  amounts  in
thousands):

                                                                  Weighted
                                                                   Average
                                                        Shares      Price
                                                       ---------  ----------

Balance, March 28, 1997...........................       364      $  3.05
   Granted........................................        --           --
   Exercised......................................      (248)        2.77
   Forfeited......................................        (3)        2.10
                                                       ---------  ----------
Balance, April 3, 1998............................       113         3.67
   Granted........................................        --           --
   Exercised......................................      (110)        3.67
   Forfeited......................................        (3)        3.67
                                                       ---------  ----------
Balance, April 2, 1999............................        --      $    --
                                                       =========  ==========

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of March 31, 2000, there were no remaining outstanding options. This plan has expired and will require shareholder vote to renew this plan and issue any of the approximate 1,180,502 shares of common stock that remain in the plan.

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

Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                  Weighted
                                                                   Average
                                                        Shares      Price
                                                       ---------  ----------

Balance, March 28, 1997............................         802    $  16.52
   Granted.........................................         898       14.53
   Exercised.......................................        (112)      13.20
   Forfeited.......................................         (43)      14.89
                                                       ---------  ----------
Balance, April 3, 1998.............................       1,545       16.19
   Granted.........................................         476       13.27
   Exercised.......................................         (66)      13.76
   Forfeited.......................................          (5)      16.78
                                                       ---------  ----------
Balance, April 2, 1999.............................       1,950       14.80
   Granted.........................................          --       --
   Exercised.......................................          --       --
   Forfeited.......................................          --       --
                                                       ---------  ----------
Balance, March 31, 2000............................       1,950    $  14.80
                                                       =========  ==========


All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $6.84 and $5.60 in fiscal 1999 and 1998, respectively. As of March 31, 2000, the range of exercise prices was $5.29 to $28.86 and the weighted-average remaining contractual life of outstanding options was 6.1 years. As of March 31, 2000, there were no remaining shares available for grant under this plan, and the Company does not intend to issue any more options under this plan.

1994 Long-Term Incentive Plan

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

No cash or restricted stock was issued during fiscal 2000, 1999, and 1998.

Information regarding the stock option component of the plan is summarized below (share amounts in thousands):

                                                                  Weighted
                                                                   Average
                                                        Shares      Price
                                                       ---------  ----------

Balance, March 28, 1997.............................       321      $16.78
   Granted..........................................        97       16.92
   Exercised........................................        --          --
   Forfeited........................................        --          --
                                                       ---------  ----------
Balance, April 3, 1998..............................       418       15.90
   Granted..........................................        --          --
   Exercised........................................        --          --
   Forfeited........................................        --          --
                                                       ---------  ----------
Balance, April 2, 1999..............................       418       14.83
   Granted..........................................        --          --
   Exercised........................................        --          --
   Forfeited........................................        --          --
                                                       ---------  ----------
Balance, March 31, 2000.............................       418      $14.83
                                                       =========  ==========

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $5.72 and $11.08 in fiscal 1998 and 1997, respectively. As of March 31, 2000, the range of exercise prices was $14.75 to $14.88 and the weighted-average remaining contractual life of outstanding options was 5.9 years. As of March 31, 2000, there were approximately 7,000 shares available for grant under this plan.


Directors' Stock Plan

In March 1994, the Company adopted the Directors' Stock Plan under which non-employee directors receive an annual grant of an option to purchase shares of the Company's common stock. During fiscal 1999, the Plan was amended to increase the number of option grants from 1,500 to 3,000 and to increase the number of shares available for grant. A total of 400,000 shares of the Company's common stock have been reserved for issuance under this plan. The exercise price of options granted under this plan may not be less than the fair market value of the Company's common stock on the date of grant.

Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                  Weighted
                                                                   Average
                                                        Shares      Price
                                                       ---------  ----------

Balance, March 28, 1997...............................      74       $13.44
   Granted............................................      50        14.75
   Exercised..........................................      --           --
   Forfeited..........................................      --           --
                                                       ---------  ----------
Balance, April 3, 1998................................     124        15.70
   Granted............................................     135        13.71
   Exercised..........................................      (6)        5.48
   Forfeited..........................................      (1)        5.48
                                                       ---------  ----------
Balance, April 2, 1999................................     252        13.69
   Granted............................................      72         9.17
   Exercised..........................................      (4)        5.48
   Forfeited..........................................      --           --
                                                       ---------  ----------
Balance, March 31, 2000...............................     320       $12.78
                                                       =========  ==========

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $5.25, $7.37, and $5.72 in fiscal years 2000, 1999, and 1998, respectively. As of March 31, 2000, the range of exercise prices was $5.48 to $15.81 and the weighted-average remaining contractual life of outstanding options was 7.8 years. At March 31, 2000, approximately 62,000 shares were available for grant under this plan.


Gulf South's Stock Option Plans

Under Gulf South's Stock Option Plans of 1997 and 1992, 850,000 and 1,300,000 shares, respectively, of common stock have been reserved for grant to key management personnel and to members of the former Board of Directors. The options granted have ten-year terms with vesting periods of either three or five years from either the date of grant or the first employment anniversary date. At March 31, 2000, approximately 851,000 and 1,191,000 shares were available for grant under the 1997 and 1992 plans, respectively. However, shareholder approval must be received for any of the remaining shares to be issued under this plan.

A summary of the Gulf South's stock option activity and related information is as follows (share amounts in thousands):

                                                                  Weighted
                                                                   Average
                                                        Shares      Price
                                                       ---------  ----------

Balance, December 31, 1997...........................    1,635     $10.39
   Granted...........................................      788      19.89
   Exercised.........................................     (203)     13.02
   Forfeited.........................................      (13)     12.07
                                                       ---------  ----------
Balance, April 3, 1998...............................    2,207      13.55
   Granted...........................................       --         --
   Exercised.........................................     (239)     11.46
   Forfeited.........................................      (24)     17.07
                                                       ---------  ----------
Balance, April 2, 1999...............................    1,944      13.77
   Granted...........................................       --         --
   Exercised.........................................     (220)     10.52
   Forfeited.........................................     (950)     15.32
                                                       ---------  ----------
Balance, March 31, 2000..............................      774     $12.77
                                                       =========  ==========

All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average fair values of options granted during calendar year 1997 was $5.83. As of March 31, 2000, the range of exercise prices for the 1992 plan was $4.57 to $28.00 and the weighted-average remaining contractual life of outstanding options was 6.0 years. As of March 31, 2000, the range of exercise prices for the 1997 plan was $4.71 to $19.71 and the weighted-average remaining contractual life of outstanding options plan was 7.5 years.

The Company granted warrants for 787,500 shares of its common stock on January 2, 1997 at an exercise price of $14.80 in connection with the purchase of Gateway. All of the warrants were exercisable upon the date of grant and expire January 2, 2002.

Unregistered Stock Options

During fiscal 1999, the Company issued approximately 255,000 unregistered stock options to non-officer employees. During fiscal 2000, 90,000 of these options were cancelled leaving 165,000 outstanding as of March 31, 2000. The exercise price of options granted was $13.00, which was equal to the fair market value of the Company's common stock on the date of grant.

Fair Value of Stock Options

Under SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of stock options granted has been estimated using a Black-Scholes option pricing model.

The fair value of PSS' stock options (Broad-Based Employee Stock Plan, Incentive Stock Option Plan, Long-Term Stock Plan, Long-Term Incentive Plan, and Directors' Stock Plan) granted during fiscal 2000, 1999, and 1998 have been estimated based on the following weighted average assumptions: risk-free interest rates ranging from 5.75% to 6.6%, expected option life ranging from 2.5 to 7.5 years; expected volatility of 60.0%, 56.0%, and 55.0%, respectively; and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal 2000, 1999, and 1998 were approximately $2,842, $9,091, and $4,814, respectively, and such amounts would be included in compensation expense.

The fair value of Gulf South's stock options granted during fiscal 1998 have been estimated based on the following weighted average assumptions: risk-free interest rates of 6.0%, expected option life of three years; expected volatility of 65.2%, and no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal 1998 were approximately $1,568, and such amounts would be included in compensation expense.

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

Pro forma net income and net income per share for the fiscal years ended 2000, 1999, and 1998, assuming the Company had accounted for the plans under the fair value approach, are as follows (in thousands, except per share data):

                                          2000         1999         1998
                                         --------     --------     --------
Net income:
   As reported.......................... $ 20,740     $ 43,741     $ 15,299
   Pro forma............................   19,035       38,287       11,470
Earnings per share:
   As reported:
      Basic.............................    $0.29        $0.62        $0.22
      Diluted...........................    $0.29        $0.61        $0.22
   Pro forma:
      Basic.............................    $0.27        $0.54        $0.16
      Diluted...........................    $0.27        $0.54        $0.16

Because the fair value method of accounting has not been applied to options granted prior to March 31, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

14.  EMPLOYEE BENEFIT PLANS

The Company sponsors an employee stock ownership plan ("PSS ESOP") available to all employees with at least one year of service. Employees can invest their contributions in various mutual funds as well as the common stock of the Company. Employer contributions are invested in the common stock of the Company.

A company acquired in fiscal 1999 sponsored a leveraged employee stock ownership plan ("Tristar ESOP"). The Tristar ESOP was merged into the PSS ESOP effective August 6, 1999 and the note payable to a third party was replaced with financing from the holding company. As a result of the merger, the PSS ESOP became a leveraged ESOP. In addition, subsequent to the merger, a supplemental matching contribution is made to all employees who elect to have their salary deferrals invested in the common stock of the Company. The supplemental match for fiscal 2000 was $234. The Company accounts for the PSS ESOP in accordance with SOP 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the then current market price of the shares, and the shares become outstanding for the earnings-per-share (EPS) computation.

The PSS ESOP owned approximately 1,606,000 and 2,123,000 shares of the Company's common stock at March 31, 2000 and 1999, respectively. Company contributions to the plan, excluding the supplemental match, were approximately $1,417, $123, and $134 for fiscal 2000, 1999, and 1998, respectively, and are made at the discretion of the Company.

The following presents the PSS ESOP share activity:

                                                                  2000             1999             1998
                                                             -----------        ----------      ----------
Allocated shares......................................            89,496            76,972          25,934
Shares released for allocation........................            28,201            12,524          51,038
Shares committed to be released.......................            65,657                --              --
Unreleased shares.....................................            46,374           140,232         152,756
                                                             -----------        ----------      ----------
            Total ESOP shares.........................           229,728           229,728         229,728
                                                             -----------        ----------      ----------
Fair value of unreleased shares.......................       $       314        $    1,224      $    3,437
                                                             ===========        ==========      ==========

Approximately 29,600 shares of common stock are held in escrow. The escrow shares will be settled in fiscal 2001. Approximately $690, $221, and $824, of related expense was recognized in fiscal 2000, 1999, and 1998, respectively.

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

The S&W ESOP shares were as follows:

                                                                 1998
                                                             -----------
Allocated shares  ....................................          398,727
Shares released for allocation........................          162,769
Unreleased shares.....................................               --
                                                             -----------
            Total ESOP shares.........................          561,496
                                                             -----------
Fair value of unreleased shares.......................        $      --
                                                             ===========

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

PSS Deferred Compensation Program

The Company offers a deferred compensation program (the "Program") to qualified executives, management, and salespeople. The program, which is an unfunded plan, includes a deferred compensation plan and a stock option program. The Company has purchased life insurance as a means to finance the benefits that become payable under the plan.

Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation. The Company will make a matching contribution of up to 10% to 15% of the participant's deferral. The match contribution ranges from 25% to 125% of the participant's deferral. Participants are guaranteed to earn interest, their deferral amount and the Company match at a rate declared annually by the Board of Directors (5.13% for the plan years ended March 31, 2000 and 1999, respectively). The interest rate shall never be less than the 90-day U.S. Treasury Bill rate.

Under the stock option plan, participants are granted stock options to purchase common stock of the Company. The number of stock options granted is a function of the participant's annual deferral amount plus the Company match. The grant price of the option is determined annually to reflect an exercise price which allows the annual deferral amount to be supplemented by the growth of the PSS stock in excess of the declared interest rate projected to compound for four years. Thus, the option price is not less than the fair market value of the common stock on the date such option is granted.

Participant contributions are always 100% vested. The Company match and the stock options vest as follows:

               # of Years in the plan                   Vesting %

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

At age  60,  or age 55  with 10  years  of  participation  in the  Program,  the retirement benefit is distributed to participants in five equal annual installments. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant's vested balance will be distributed in five equal installments.

During fiscal 2000 and 1999, the Company matched approximately $864 and $638, respectively, of employee deferrals. At March 31, 2000 and April 2, 1999, approximately $4,696 and $2,497, respectively, is recorded in other long-term assets in the accompanying consolidated balance sheets. In addition, $5,561 and $2,490, respectively, of deferred compensation is included in other long-term liabilities in the accompanying consolidated balance sheets.

15.  OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases which expire at various dates through 2009. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

Rent expense approximated $26,949, $19,905, and $19,019 for fiscal 2000, 1999, and 1998, respectively. As of March 31, 2000, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

Fiscal Year:
   2001..............................................       $  20,595
   2002..............................................          18,596
   2003..............................................          12,588
   2004..............................................           7,779
   2005..............................................           4,031
   Thereafter........................................           3,658
                                                            ----------
            Total....................................       $  67,247
                                                            ==========


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

The following table presents financial information about the Company's business segments (in thousands):

                                                                    2000          1999          1998
                                                              -----------    -----------  -----------
NET SALES:
   Physician Supply Business                                  $   705,818    $   677,353  $   662,543
   Imaging Business                                               700,798        524,823      409,660
   Long-Term Care Business                                        362,559        342,405      287,582
   Other (a)                                                       24,361         19,924       22,001
                                                              -----------    -----------  -----------
            Total net sales                                    $1,793,536     $1,564,505   $1,381,786
                                                              ===========    ===========  ===========
CHARGES INCLUDED IN GENERAL & ADMINISTRATIVE EXPENSE:
   Physician Supply Business                                  $     1,768     $    3,358  $    14,964
   Imaging Business                                                 5,769          7,981        9,576
   Long-Term Care Business                                          4,660          3,008        3,232
   Other (a)                                                        2,044          1,335        4,235
                                                              -----------    -----------  -----------
            Total charges included in general &
               administrative expenses:                       $    14,241     $   15,682  $    32,007
                                                              ===========    ===========  ===========

INCOME FROM OPERATIONS:
   Physician Supply Business                                   $   32,681   $     42,727 $     16,871
   Imaging Business                                                20,297         16,305        6,486
   Long-Term Care Business                                         (4,990)        17,186       14,032
   Other (a)                                                       (3,279)        (2,365)      (5,310)
                                                              -----------    -----------  -----------
            Total income from operations                       $   44,709   $     73,853 $     32,079
                                                              ===========    ===========  ===========

DEPRECIATION:
   Physician Supply Business                                   $    4,393   $      6,844 $      3,287
   Imaging Business                                                 3,127          3,614        1,010
   Long-Term Care Business                                          1,698          1,429          934
   Other (a)                                                          228            322          398
                                                              -----------    -----------  -----------
            Total depreciation                                 $    9,446   $     12,209 $      5,629
                                                              ===========    ===========  ===========

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
   Physician Supply Business                                   $    1,932   $      2,067  $     2,274
   Imaging Business                                                 6,327          3,460        1,545
   Long-Term Care Business                                          2,223          1,762        1,243
   Other (a)                                                        1,142            886          170
                                                              -----------    -----------  -----------
            Total amortization of intangible assets            $   11,624  $       8,175  $     5,232
                                                              ===========    ===========  ===========


                                                                    2000          1999          1998
                                                              -----------    -----------  -----------

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business                                   $    1,241     $    1,627   $      605
   Imaging Business                                                 3,378            846          539
   Long-Term Care Business                                         11,193          2,485        4,422
   Other (a)                                                           --            223          141
                                                              -----------    -----------  -----------
            Total provision for doubtful accounts              $   15,812     $    5,181   $    5,707
                                                              ===========    ===========  ===========

CAPITAL EXPENDITURES:
   Physician Supply Business                                   $   13,031     $   15,149   $    4,468
   Imaging Business                                                 6,838          6,735        4,565
   Long-Term Care Business                                          4,631          2,890        1,659
   Other (a)                                                        2,682             --         (173)
                                                              -----------    -----------  -----------
            Total capital expenditures                         $   27,182     $   24,774   $   10,519
                                                              ===========    ===========  ===========

ASSETS:
   Physician Supply Business                                   $  243,020   $   236,452  $   320,216
   Imaging Business                                               346,073       277,250      158,698
   Long-Term Care Business                                        182,024       174,868      191,789
   Other (a)                                                      102,300        54,811       16,034
                                                              -----------    -----------  -----------
            Total assets                                       $  873,417   $   743,381  $   686,737
                                                              ===========    ===========  ===========

(a)  Other includes the holding company and the international subsidiaries.


17.  Quarterly Results of Operations (Unaudited)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal years 1999 and 2000. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of acquisitions of service centers, the timing of the opening of start-up service centers, and changes in customer's buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

The results of operations for quarter ended March 31, 2000 differ significantly from the quarters ended June 30, September 30, and December 31, 1999 primarily as a result of the following. First, the long-term care business in general has faced significant financial pressure due to PPS, resulting in bankruptcy of certain long-term care providers. During the fourth quarter, several of GSMS' largest customers resolved or disclosed their plans for unsecured creditors, including the Company, at terms unfavorable to the Company. As a result, GSMS has i) recorded bad debt charges of approximately $9.5 million during the quarter ended March 31, 2000, ii) renegotiated contracts with customers that decreased both sales prices and gross profit,
iii)  restructured  facilities  to more  efficiently distribute products, and
iv) renegotiated product costs with vendors to mitigate the impact on gross profit resulting from customer negotiations. Overall, this has reduced the profitability of the long-term care business. Second, the Company's two most significant equipment suppliers had manufacturing product recalls and production issues that materially disrupted availability of products and therefore, impacted net sales.

In addition, as discussed in Note 1, during the fourth quarter the Company adopted SAB 101, effective April 3, 1999. The impact of this accounting change on fiscal 2000 is shown below.

                                                Fiscal Year 1999                           Fiscal Year 2000
                                    ----------------------------------------  ----------------------------------------
(In Thousands, Except Per Share         Q1        Q2         Q3        Q4         Q1        Q2         Q3         Q4
Data)                               --------  ---------  ---------  --------  --------  ---------  ---------  --------

    As Previously Reported
Net sales......................     $367,562   $387,366  $399,547   $410,030  $436,719   $452,240  $462,093   $443,433
Gross profit...................       97,198    104,901   109,685    110,124   115,271    122,852   124,052    112,027
Income (loss) before provision
   for income taxes and
   cumulative effect of
   accounting change...........        8,868     13,307    13,822      7,744    20,898     24,663    20,811    (23,014)
Income (loss) before
   cumulative effect of
   accounting change...........           --         --        --         --    12,310     14,789    11,926    (15,720)
Cumulative effect of
   accounting change...........           --         --        --         --        --         --        --         --
Net income (loss)..............        8,868     13,307    13,822      7,744    12,310     14,789    11,926    (15,720)

Earnings per share - Basic:
   Income (loss) before

      cumulative effect of             $0.13      $0.19     $0.20      $0.11     $0.17      $0.21     $0.17     $(0.22)
      accounting change........
   Net income (loss)...........        $0.13      $0.19     $0.20      $0.11     $0.17      $0.21     $0.17     $(0.22)

Earnings per share - Diluted:
   Income (loss) before

      cumulative effect of             $0.12      $0.19     $0.19      $0.11     $0.17      $0.21     $0.17     $(0.22)
      accounting change........
   Net income                          $0.12      $0.19     $0.19      $0.11     $0.17      $0.21     $0.17     $(0.22)

                                                                                             Fiscal Year 2000
                                                                                ----------------------------------------
(In Thousands, Except Per Share                                                     Q1        Q2         Q3         Q4
Data)                                                                           ----------------------------------------

          Adjustments

Net sales...................................................................    $   282    $(1,239)   $    8     $   --
Gross profit................................................................     (1,036)      (788)      (24)        --
Loss before provision
   for income taxes and
   cumulative effect of
   accounting change........................................................     (1,020)      (801)      (10)        --
Loss before
   cumulative effect of
   accounting change........................................................       (625)      (490)      (6)         --
Cumulative effect of
   accounting change........................................................     (1,444)       --        --          --
Net loss....................................................................     (2,069)      (490)      (6)         --

Earnings per share - Basic:
   Loss before
      cumulative effect of
      accounting change.....................................................     $(0.01)     $(0.01)      --          --
   Net loss ................................................................     $(0.03)     $(0.01)      --          --

Earnings per share - Diluted:
   Loss before
      cumulative effect of
      accounting change.....................................................     $(0.01)     $(0.01)      --          --
   Net income ..............................................................     $(0.03)     $(0.01)      --          --

                                                                                             Fiscal Year 2000
                                                                                ----------------------------------------
(In Thousands, Except Per Share                                                     Q1        Q2         Q3         Q4
Data)                                                                           ----------------------------------------

Final Adjusted (to reflect SAB 101)

Net sales..................................................................     $437,001   $451,001  $462,101   $443,433
Gross profit...............................................................      114,235    122,064   124,028    112,027
Income (loss) before provision
   for income taxes and
   cumulative effeect of
   accounting change.......................................................       19,878     23,862    20,801    (23,014)
Income (loss) before
   cumulative effect of
   accounting change.......................................................       11,685      14,299    11,920   (15,720)
Cumulative effect of
   accounting change.......................................................       (1,444)        --        --         --
Net income (loss)..........................................................       10,241     14,299    11,920    (15,720)

Earnings per share - Basic:
   Income (loss) before
      cumulative effect of
      accounting change....................................................        $0.16      $0.20     $0.17     $(0.22)
   Net income (loss).......................................................        $0.14      $0.20     $0.17     $(0.22)

Earnings per share - Diluted:
   Income (loss) before
      cumulative effect of
      accounting change....................................................        $0.16      $0.20     $0.17     $(0.22)
   Net income..............................................................        $0.14      $0.20     $0.17     $(0.22)



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

During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan. Refer to Note 4, Charges included in General and Administrative Expenses for further discussion.

During the second quarter of fiscal year 2000, the Company received approximately $6.5 million relating to a favorable medical x-ray film antitrust settlement claim. The amount is classified as other income in the accompanying consolidated statement of income.

PSS and certain of its current officers and directors were named as defendants in a purported securities class action lawsuit filed on or about May 28, 1998. The allegations are based upon a decline in the PSS stock price following announcements by PSS in May 1998 regarding the Gulf South merger, which resulted in earnings below analyst's expectations. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, the lawsuits are in early stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

The original 5 year agreement provides for an annual one year evergreen provision. Since neither Abbott nor the Company notified the other of a termination, the agreement extended for another year. The Company and Abbott are negotiating a new 5 year agreement and have agreed to operating terms and objectives for the evergreen year 6.

20.  SUBSEQUENT EVENT

The Company entered into an Agreement and Plan of Merger dated June 21, 2000 with Fisher Scientific International, Inc. ("Fisher"), pursuant to which PSS and Fisher will combine business operations and PSS will become a wholly owned subsidiary of Fisher. The merger is subject to various conditions, including approval of the shareholders of PSS and Fisher, filings with and compliance with securities and antitrust laws, the financial and operating performance of PSS and certain other matters.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED APRIL 3, 1998, April 2, 1999 AND march 31, 2000

                             (Dollars in Thousands)



                                                                      Additions
                                                              ---------------------------
                                                   Balance    Provision
                                                      at       Charged         Transfers                    Balance
          Valuation Allowance for                  Beginning     to              From                     at End of
            Accounts Receivable                   of Period    Expense       Acquisitions    Write-offs     Period
--------------------------------------            ---------   ----------    -------------    ----------   ----------
Year ended April 3, 1998                              8,300     5,707             449          3,619        10,837
Gulf South January 1, 1998 to April 3,
   1998 activity                                     10,837       731(a)           --          1,578         9,990
Year ended April 2, 1999                              9,990     5,181             332          8,585         6,918
Year ended March 31, 2000                             6,918    15,812              --         11,891        10,839

                                                                         Additions
                                                              ---------------------------
                                                   Balance    Provision
                                                      at       Charged         Transfers                    Balance
          Valuation Allowance for                  Beginning     to              From                     at End of
           Inventory Obsolescence                 of Period    Expense       Acquisitions    Write-offs     Period
--------------------------------------            ---------   ----------    -------------    ----------   ----------

Year ended April 3, 1998                             4,476       1,421         1,203           2,531        4,569
Gulf South January 1, 1998 to April 3,
   1998 activity                                     4,569       1,818(a)          --            160        6,227
Year ended April 2, 1999                             6,227         801         1,019           5,136        2,911
Year ended March 31, 2000                            2,911         499            --             141        3,269


                                                               Charged
                                                   Balance        To
                                                      at       General                        Balance
          Gulf South Operational                  Beginning    & Admin.                      at End of
           Tax Charge Reserve                     of Period    Expense       Utilizations     Period
--------------------------------------            ---------   ----------    -------------    ----------

Year ended April 3, 1998                             3,654       3,067            --           6,721
Gulf South January 1, 1998 to April 3,
   1998 activity                                     6,721       2,771(a)         --           9,492
Year ended April 2, 1999                             9,492          --         1,646           7,846
Year ended March 31, 2000                            7,846      (1,221)(b)       496           6,129

(a) Amount represents activity recorded by Gulf South during the quarter ended April 3, 1998, and therefore is not reflected in any of the consolidated statements of operations presented. See Notes 1 and 3 for further discussion of the impact of the change in Gulf South's year-end.

(b) The Gulf South operational tax charge reserve was evaluated by the Company and a portion was reversed in the third quarter of fiscal 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We filed a current report on Form 8-K dated May 31, 2000, which was amended on June 9, 2000, which describes the Company's replacement of Ernst & Young LLP with Arthur Andersen LLP as the auditors of its significant subsidiary, Gulf South Medical Supply, Inc.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 31, 2000 for its fiscal year 2000 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant."

Item 11.  Executive Compensation

Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 31, 2000 for its fiscal year 2000 Annual Meeting of Shareholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners

Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 31, 2000 for its fiscal year 2000 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Certain Stockholders" and "Stock Ownership of Directors and Officers."

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 31, 2000 for its fiscal year 2000 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Registration Statement:

         1.   Consolidated Financial Statements

Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Consolidated Financial Statements included therein.

         2.   Supplementary Data

Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Supplementary Data included therein.

  Exhibit
  Number                                  Description
-----------     ----------------------------------------------------------------
  3.1           Amended and Restated Articles of Incorporation dated March 15,
                1994, as amended.(12)
  3.2           Amended and Restated Bylaws dated March 15, 1994.(1)
  4.1           Form of Indenture, dated as of October 7, 1997, by and among the
                Company, the Subsidiary Guarantors named therein, and SunTrust
                Bank,  Central Florida, National Association,  as Trustee.(2)
  4.2           Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein,
                BT Alex.  Brown  Incorporated,  Salomon  Brothers Inc. and
                NationsBanc Montgomery Securities, Inc.(2)
  4.3           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
  4.4           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
  4.5           Shareholder  Protection Rights Agreement, dated as of April 20,
                1998,  between PSS World Medical, Inc. and Continental Stock
                Transfer & Trust Company, as Rights Agent.(11)
  10.1          Registration Rights Agreement between the Company and Tullis-
                Dickerson Capital Focus, LP, dated as of March 16, 1994.(3)
  10.2          Employment Agreement for Patrick C. Kelly.(14)
  10.2a         Amendment to Employment Agreement for Patrick C. Kelly
  10.3          Incentive Stock Option Plan dated May 14, 1986.(3)
  10.4          Shareholders Agreement dated March 26, 1986, between the
                Company, the Charthouse Co., Underwood, Santioni and Dunaway.(3)
  10.5          Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)
  10.6          Shareholders Agreement between the Company and John D.
                Barrow.(3)
  10.7          Amended and Restated Directors Stock Plan.(7)

  Exhibit
  Number                                  Description
-----------     ----------------------------------------------------------------
  10.8          Amended and Restated 1994 Long-Term Incentive Plan.(7)
  10.9          Amended and Restated 1994 Long-Term Stock Plan.(7)
  10.10         1994 Employee Stock Purchase Plan.(4)
  10.11         1994 Amended Incentive Stock Option Plan.(3)
  10.13         Distributorship Agreement between Abbott Laboratories and
                Physician Sales & Service, Inc.(Portions omitted as confidential
                --Separately filed with Commission).(5)
  10.14         Stock Purchase Agreement between Abbott Laboratories and
                Physician Sales & Service, Inc.(5)
  10.15         Amendment to Employee Stock Ownership Plan.(7)
  10.15a        Amendment and Restatement of the Physician Sales and Service,
                Inc.  Employee Stock Ownership and Savings Plan.(8)
  10.15b        First Amendment to the Physician Sales and Service, Inc.
                Employee Stock Ownership and Savings Plan.(7)
  10.16         Third  Amended and  Restated  Agreement  and Plan of Merger By
                and Among Taylor  Medical,  Inc. and Physician Sales & Service,
                Inc.(including exhibits thereto).(6)
  10.17         Agreement and Plan of Merger by and Among Physician Sales &
                Service, Inc., PSS Merger Corp. and Treadway Enterprises,
                Inc.(8)
  10.18         Amended and Restated Agreement and Plan of Merger, dated as of
                August 22,  1997, among the Company, Diagnostic Imaging, Inc.,
                PSS Merger Corp. and S&W X-ray, Inc.(9)
  10.19         Agreement  and Plan of Merger dated  December 14,  1997 by and among the Company,  PSS Merger Corp. and Gulf South Medical
                Supply, Inc.(10)
  10.20         Credit Agreement dated as of February 11, 1999 among the
                Company, the several lenders from time to time hereto and
                NationsBank, N.A., as Agent and Issuing Lender.(14)
  10.21         First Amendment dates as of October 20, 1999 to the Credit
                Agreement dates as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A.
                as Agent and Issuing Lender.
  23.1          Consent of Independent Certified Public Accountants
  27            Financial Data Schedule (for SEC use only)

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


     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 22, 2000.

                                       PSS WORLD MEDICAL, INC.

                                       By:    /s/ Patrick C. Kelly
                                            --------------------------------
                                            Patrick C. Kelly,
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                             Title                       Date
------------                                           -------                    -------

 /s/ Patrick C. Kelly       Chairman of the Board of Directors, Chief Executive
 -------------------------  Officer, and Director (Principal Executive Officer)  June 22, 2000
    Patrick C. Kelly

 /s/ David A. Smith         Executive Vice President, Chief Financial Officer,
 -------------------------  and Director (Principal Financial and Accounting     June 22, 2000
    David A. Smith          Officer)


 -------------------------  Director                                             June 22, 2000
    Hugh M. Brown


 -------------------------  Director                                             June 22, 2000
    Clark A. Johnson

 /s/ Melvin L. Heckman
 -------------------------  Director                                             June 22, 2000
    Melvin L. Heckman

 /s/ Delores Kesler
 -------------------------  Director                                             June 22, 2000
    Delores Kesler

 /s/ Charles R. Scott
 -------------------------  Director                                             June 22, 2000
    Charles R. Scott


 -------------------------  Director                                             June 22, 2000
    Donna Williamson


                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As  independent   certified  public  accountants,   we  hereby  consent  to  the
incorporation by reference of our report dated June 21, 2000 included in this Form 10-K into the Company's previously filed Registration Statement File Nos. 33-80657, 33-90464, 333-15043, 333-15107, 333-64185, 33-85004, 33-97756,
33-99046, 33-97754, 333-30427, and 333-64187.

ARTHUR ANDERSEN LLP




Jacksonville, Florida
June 21, 2000