Form 10-K/A
period 2000-03-31
PSS WORLD MEDICAL INC
filed 2000-07-31
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2000          Commission File Number 0-23832

                             PSS WORLD MEDICAL, INC.
             (Exact name of Registrant as specified in its charter)

      Florida                                                 59-2280364
     (State of                                            (I.R.S. Employer
    Incorporation)                                       Identification No.)

4345 Southpoint Boulevard

Jacksonville, Florida                                         32216
(Address of principal                                       (Zip Code)
  executive office)

       Registrant's telephone number, including area code: (904) 332-3000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes |X|                            No  |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $432,024,560 as of July 28, 2000. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of July 28, 2000, a total of 71,069,181 shares of the Company's Common Stock were outstanding.

         The Form 10-K of PSS World Medical, Inc. filed with the Commission on June 23, 2000 is hereby amended as follows to include the information required by Part III of Form 10-K, which information shall be included in the Company's Proxy Statement for its 2000 Annual Meeting in the event that the Company's proposed merger with Fisher Scientific International, Inc. is not consummated by the third quarter of the Company's fiscal year 2001. In such event, the Company will call an Annual Meeting to be held in the third quarter of its fiscal year 2001.

Item 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:


Name                                        Age                        Position
Patrick C. Kelly(1)(4)...............          53       Chairman of the Board, Chief Executive Office and Director
David A. Smith.......................          40       Executive Vice President, Chief Financial Officer and Director
John F. Sasen, Sr....................          58       Executive Vice President and Chief Marketing Officer
Frederick E. Dell....................          39       Chief Executive Officer of Physician Sales & Service
Kirk A. Zambetti.....................          32       Chief Executive Officer of Diagnostic Imaging, Inc.
Gary A. Corless......................          35       Chief Executive Officer of Gulf South Medical Supply, Inc.
Hugh M. Brown (1)(2).................          64       Director
Melvin L. Hecktman(1)(3)(4)..........          60       Director
Clark A. Johnson (2) (3).............          69       Director
Delores P. Kesler(2).................          59       Director
Donna C.E. Williamson(3)(4)..........          49       Director
Charles R. Scott (1) (2) (3) (4).....          72       Director
 .........
(1)......Member of the Executive Committee.
(2)......Member of the Audit Committee.
(3)......Member of the Compensation Committee.
(4)......Member of the Nominating Committee.


         Patrick C. Kelly, a co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1983 and as President of the Company from May 1983 to August 1995. Prior to founding the Company, from August 1976 to February 1983, Mr. Kelly served as Sales Manager, General Manager and Vice President of Intermedco, Inc., a Houston-based medical supply company.

         David A. Smith has served on the Board of Directors of the Company since July 1993, as Executive Vice President since April 1996 and as Chief Financial Officer since April 1992. Mr. Smith also served as a Vice President of the Company from April 1992 to April 1996. Prior to serving as Vice President and Chief Financial Officer, Mr. Smith served the Company as a Regional Manager, General Manager, Sales Manager and Operations Manager from July 1987 to June 1993. Prior to joining the Company, Mr. Smith worked in public accounting from 1983 to 1987

         John F. Sasen, Sr. has served as Executive Vice President and Chief Marketing Officer of the Company since April 1998. From July 1993 to April 1998, Mr. Sasen served as a Director of the Company, and from August 1995 to April 1998, as President and Chief Operating Officer of the Company. Mr. Sasen served as the Chief Operating Officer of the Company from December 1993 to March 1997 and served as Executive Vice President from August 1993 to August 1995. Prior to joining the Company in 1993, Mr. Sasen was Vice President--Sales, Marketing and Distributor Relations for a division of Becton Dickinson, & Company ("Becton Dickinson"), a manufacturer of health care products. In that position, Mr. Sasen directed product development and marketing efforts, technical services, product services and customer service. Mr. Sasen was with Becton Dickinson for over 20 years.

         Frederick E. Dell has served as Chief Executive Officer of Physician Sales & Service, a division of the Company, since April 2000. From April 1998 to April 2000, Mr. Dell served as President and Chief Executive Officer of the Company. Mr. Dell served as Executive Vice President of the Company and as President of Diagnostic Imaging, Inc. ("Diagnostic Imaging"), a wholly owned subsidiary of the Company, from November 1996 to April 1998. Prior to these positions, Mr. Dell served as Senior Vice President--Southern Region of the Company from April 1996 to November 1996 and served as Vice President--Southern Region from January 1994 to March 1996. Mr. Dell also served as Director of the Company from July 1991 through July 1992. He served as Regional Manager and Vice President of the Company's Western Region from December 1989 to January 1994.

         Kirk A. Zambetti has served as Chief Executive Officer of Diagnostic Imaging since April 1998. Prior to that time, Mr. Zambetti served as Vice President for the Southern Region of Diagnostic Imaging in 1997 and 1998 and as the General Leader in Atlanta for Diagnostic Imaging in 1997. From 1993 to 1997, Mr. Zambetti served the Company as a branch manager and a sales manager.

         Gary A. Corless has served as Chief Executive Officer of Gulf South since July 1999. From April 1998 to July 1999, Mr. Corless served as Senior Vice President--Eastern Region of Diagnostic Imaging. Prior to that position, he served as the Company's Vice President--Southern Region from June 1997 to March 1998. From 1990 to 1996, Mr. Corless held various leadership positions with the Company, and from 1996 to 1998, he served the Company as a regional vice president of sales and operations.

         Hugh M. Brown has served on the Board of Directors of the Company since March 1998. He serves as the Chairman of the Audit Committee of the Board of Directors. Mr. Brown has served as Chairman of the Board and Chief Executive Officer of BAMSI, Inc., an engineering and technical services company, since he founded the company in 1978. From 1990 to 1997, Mr. Brown served as a director for the Federal Reserve Bank of Atlanta and has served as Chairman since January 1996. He has been a director of SunTrust Bank, N.A. since January 1998.

         Melvin L. Hecktman has served on the Board of Directors of the Company since March 1998. From May 1993 through March 1998, Mr. Hecktman served on the Board of Directors of Gulf South Medical Supply, Inc., a distributor of medical supplies to the long-term care industry ("Gulf South"), which was acquired by the Company in March 1998. Since 1993, Mr. Hecktman has served as President of Hecktman Management, an investment management and consulting firm, and as a partner of Commonwealth Capital Partners, a merchant banking group. Mr. Hecktman was associated with United Stationers, Inc., a wholesaler of general business products, as an employee or director for 33 years and served as its Vice-Chairman from 1989 through August 1993.

         Clark A. Johnson has served on the Board of Directors of the Company since September 1999. From August 1988 to June 1998, Mr. Johnson served as Chairman of the Board and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of imported decorative home furnishings, gifts and related items. Prior to these positions, Mr. Johnson served as President of the Company from May 1985 to August 1988. Mr. Johnson currently serves on the boards of Niagra-Mohawk Power, Albertson's Inc., Interton, Inc., Metromedia International Group and Refco, Inc.

         Delores P. Kesler has served on the Board of Directors of the Company since July 1993. Ms. Kesler has been Chairman and Chief Executive Officer of Adium, Inc., a capital investment company since 1997. Ms. Kesler is also a founder of AccuStaff, Incorporated, a strategic staffing, consulting and outsourcing venture, and served as its Chairman and Chief Executive Officer from 1978 until 1997. Ms. Kesler currently serves on the boards of Thermoview Industries, Inc., Clay County Bank in Orange Park, Florida, Automation, Inc., Alliance for World Class Education, The Hospice Foundation for Caring of Community Hospice Northeast Florida, Inc., Florida Council of 100, St. Luke's/Mayo Foundation and the Horatio Alger Association of Distinguished Americans, Inc. Mr. Kesler has also been a member of Founders Group, LLC since 1997.

         Donna C.E. Williamson has served on the Board of Directors of the Company since March 1998. Since May 1999, Ms. Williamson has been Managing Director for ABN AMRO Private Equity. From October 1996 to May 1999, Ms. Williamson had been an independent consultant. From July 1993 to September 1996, Ms. Williamson served as Senior Vice President for Caremark International, Inc., a provider of healthcare services. From 1983 to 1992, she served as a Corporate Vice President at Baxter International, a medical products and services company. She has served on the boards of: (i) Haemonetics Corporation, a manufacturer of automated systems for collection, processing and surgical salvage of blood, since 1993; (ii) A.G. Edwards, Inc., a financial services company, from 1988 to 1997; and (iii) Gulf South from July 1997 to March 1998.

         Charles R. Scott has served on the Board of Directors of the Company since March 1998. Currently, Mr. Scott is the Chairman and Chief Executive Officer of Leadership Centers, USA d/b/a TEC Florida, which provides continuing education for executives of Florida based companies. From February 1991 to December 1996, Mr. Scott was President and Chief Executive Officer of The Actava Group, Inc. (formerly Fuqua Industries, Inc.), an operating holding company. Mr. Scott also served as Chairman and Chief Executive Officer of Intermark, Inc., an operating holding company, from 1970 to 1991.

         Executive officers of the Company are elected annually and serve at the discretion of the Board. There are no family relationships between or among any of the Company's directors or executive officers.

Item 11.  Executive Compensation.

         Executive Officer Compensation

         The following table presents certain summary information concerning compensation paid or accrued by the Company, for services rendered in all capacities for the three fiscal years ended March 31, 2000, for its Chief Executive Officer and the four most highly compensated officers other than the Chief Executive Officer.

                           Summary Compensation Table

                                                                                        Long-Term
                                                                                         Compensation
                                                                                -----------------------------
                                                                                Securities     Long-Term
                                                    Annual Compensation         Underlying     Incentive            All Other
Name and Principal Position           Year      Salary($)(1)    Bonus($)(2)    Options(#)(3)   Plan($)(4)      Compensation($)(5)
---------------------------           ----     --------------  -------------   -------------  -----------      ------------------
Patrick C. Kelly................      2000        $635,000       $120,000          97,830            --            $21,773
  Chairman of the Board and           1999         511,250        278,313         112,081            --             11,500
  Chief Executive Officer             1998         535,000        128,400         506,575(6)   $487,500             12,006


David A. Smith..................      2000         350,000         70,000          47,864            --                607
  Executive Vice President and        1999         304,166        139,157          45,455            --                385
  Chief Financial Officer             1998         255,000         45,880          42,015(7)    101,250                870


Frederick E. Dell...............      2000         353,125         70,625          44,937            --                585
  Chief Operating Officer             1999         277,082         96,250          39,897            --                385
  Chief Executive Officer of          1998         200,000         48,000          30,076(8)     70,380                689
  Physician Sales & Service
  Division

John F. Sasen, Sr...............      2000         275,000         55,000          38,433            --              1,720
  Executive Vice President and        1999         254,167        115,964          42,666            --              1,260
  Chief Marketing Officer             1998         330,000         52,800          55,824(9)    173,250              1,753
  Chief Marketing Officer

Kirk A. Zambetti................      2000         230,000         46,000          21,617            --                134
  Chief Executive Officer of          1999         160,000         58,320          11,600            --                 --
  Diagnostic Imaging, Inc.            1998         117,500         31,955           1,500(10)        --                 --
  (as of April, 1998)

(1)      Total base salary earned during the fiscal years presented.
(2) Annual incentive award paid for results achieved during the fiscal years presented. Any amounts deferred at the election of the executive are included in the reported amounts.
(3) Grants of stock options made during the fiscal years presented. These awards were made under the Company's 1999 Long Term Incentive Plan Amended and Restated 1994 Long Term Incentive Plan, and Amended and Restated 1994 Long Term Stock Plan.
(4) Reflects payouts for the second performance period which ended December 31, 1998 under the Company's 1994 Amended and Restated Long-Term Incentive Plan.
(5) All other compensation which is not included in the aforementioned categories. Amounts shown in this column include the following payments for fiscal year 2000:(i)for Mr. Kelly, $20,000 for total premiums under a key-man life insurance policy and $1,773 imputed income under a split-dollar life insurance policy; (ii) for Mr. Smith, $607 for imputed income under a split dollar life insurance policy; (iii) for Mr. Dell, $585 for imputed income under a split dollar life insurance policy; (iv) for Mr. Sasen, $1,702 for imputed income under a split dollar life insurance policy; and (v) for Mr. Zambetti, $134 for imputed income under a split dollar life insurance policy.
(6) Includes 33,333 options granted in fiscal year 1996 and 70,000 options granted in fiscal year 1997 that were repriced in fiscal year 1998.
(7) Includes 9,045 options granted in fiscal year 1997 that were repriced in fiscal year 1998.
(8) Includes 4,217 options granted in fiscal year 1997 that were repriced in fiscal year 1998.
(9) Includes 13,157 options granted in fiscal year 1997 that were repriced in fiscal year 1998.
(10) Includes 1,000 options granted in fiscal year 1997 that were repriced in fiscal year 1998.

                Option Grants in Fiscal Year Ended March 31, 2000

         The  following   table  sets  forth  summary   information   concerning
individual grants of stock options made during the fiscal year ended March 31, 2000 to each of the executive officers named in the Summary Compensation Table.

                                                     Individual Grants
                              -------------------------------------------------------------
                                                 Percentage
                                                  of Total
                                Number of         Options                                        Potential Realized Value at
                                Securities       Granted to                                      Assumed Actuarial Rates of
                                Underlying       Employees      Exercise                        Stock Price Appreciation For
                                 Options         in Fiscal       Price           Expiration            Option Term (2)
Name                             Granted(#)      Year 2000     ($/Sh)(1)           Date            5%($)            10%($)
-----                        --------------    -------------   ------------      ----------     ---------       -----------
Patrick C. Kelly.......             72,966         11.6%        $ 8.688           9/15/09       $398,764        $1,010,319
                                    24,864          4.0          10.620           9/15/09        166,063           420,837

David A. Smith.........             34,051          5.4           8.688           9/15/09        186,049           471,485
                                    13,813          2.2          10.620           9/15/09         92,255           233,793

Frederick E. Dell......             35,267          5.6           8.688           9/15/09        192,693           488,322
                                     9,670          1.5          10.620           9/15/09         64,585           163,670

John F. Sasen, Sr......             26,754          4.3           8.688           9/15/09        146,179           370,448
                                    11,679          1.9          10.620           9/15/09         78,002           197,673

Kirk A. Zambetti.......             16,792          2.7           8.688           9/15/09         91,694           232,371
                                     4,835          0.8          10.620           9/15/09         32,292            81,835


(1) The options granted in fiscal year 2000 at an exercise price of $8.688 per share to Messrs. Kelly, Smith, Dell, Sasen and Zambetti are exercisable immediately and expire ten years from the date of grant.

(2) The dollar amounts reported in the "Potential Realized Value" at "Assumed Actuarial Rates of Stock Price Appreciation" columns represent hypothetical amounts that may be realized on exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the Common Stockholder the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the price or value of the Common Stock.

                      Option Holdings as of March 31, 2000

         The following table sets forth information regarding the value of the unexercised options held by each of executive officers named in the Summary Compensation Table as of March 31, 2000, based on the market value of the Common Stock on that date:

                       Option Values as of March 31, 2000


                                                                        Number of Securities             Value of Unexercised
                                                                        Underlying Options at          In-the-Money Options at
                                                                          March 31, 2000                   March 31, 2000(1)
                                                                         ----------------                 ------------------
                                      Shares
                                     Acquired        Value
Name                             on Exercise (#)  Realized ($)   Exercisable(#)  Unexercisable(#)   Exercisable(#)  Unexercisable(#)
----                             ---------------  ------------   --------------  ----------------   --------------  ---------------
Patrick C. Kelly......                  --             --           866,717          31,722           111,825              --
David A. Smith........                  --             --           166,585          17,877               --               --
Frederick E. Dell.....                  --             --           135,994          15,258               --               --
John F. Sasen, Jr.....                  --             --           191,205          18,399               --               --
Kirk A. Zambetti......                  --             --            39,217           9,478               --               --
-----------------------------

(1) Based upon the closing price of $6.781 of the Common Stock on the Nasdaq National Market on March 31, 2000.


              Long-Term Incentive Plans--Awards in Last Fiscal Year

                                       Number of                                Estimated Future Payouts Under Non-Stock
                                      Performance       Period Until                        Price-Based Plan
Name                                    Units(1)(#)       Payout             Threshold(2)($)   Target(3)($)   Maximum(4)($)
----                                  -------------     ------------         ---------------   ------------   -------------

Patrick C. Kelly.............             381          1/1/00-12/31/02         $190,500         $381,000       $1,143,000
David A. Smith...............             140          1/1/00-12/31/02           70,000          140,000          420,000
Frederick E. Dell............             130          1/1/00-12/31/02           65,000          130,000          390,000
John F. Sasen, Sr............             110          1/1/00-12/31/02           55,000          110,000          330,000
Kirk A. Zambetti.............              69          1/1/00-12/31/02           34,500           69,000          207,000

(1) Under the Company's 1994 Long Term Incentive Plan, officers of the Company may be awarded a certain number of Performance Units each year equal to a percentage of the officer's salary. Each Performance Unit granted has a target value of $1,000 assuming the Company's total shareholder return result is in the 60th percentile of peer group companies. The actual value of each Performance Unit depends on the Company's performance over a period of three fiscal years, beginning on the effective date of the award.

(2) The threshold amounts shown are based upon the Company achieving a total shareholder return result in the 50th percentile of peer group companies, at which point each Unit granted will have a value of $500.

(3) The target amounts shown are based upon the Company achieving a total shareholder return result in the 60th percentile of peer group companies, at which point each Unit granted will have a value of $1,000.

(4) The maximum amounts shown are based upon the Company achieving a total shareholder return result in the 90th percentile or greater of peer group companies, at which point each Unit granted will have a value of three times the target value, or $3,000.

         Employment Agreements

         The Company has entered into employment agreements with each of its named executive officers, which include the terms described below. Mr. Kelly's current employment agreement will be replaced with a new employment agreement upon the effective date of the proposed merger (the "Merger") with Fisher Scientific International, Inc. ("Fisher").

         Term. Mr. Kelly's current employment agreement has an initial term of five years expiring March 3, 2003, and automatically extends by one-year on each March 3, beginning in 1999, unless either party elects not to extend. Upon the occurrence of a change in control of the Company (as defined in the agreement), the term will automatically extend for a period of three years from that date. Mr. Kelly's employment agreement currently extends to March 3, 2005. The other executive officers' employment agreements are for initial terms of three years and automatically extend by one-year on each anniversary of the effective date, unless either party elects not to extend. Upon the occurrence of a change in control of the Company, the term will automatically extend for a period of three years from that date (or two years, in the case of Mr. Zambetti). The agreements of Messrs. Smith, Dell, Sasen and Zambetti currently extend to March 4, 2003, March 1, 2003, March 1, 2003, and March 1, 2003, respectively.

         Salary and Benefits. Under the terms of his current employment agreement, each of the executive officers is entitled to a minimum annual salary and is entitled to participate in all incentive, savings, retirement and welfare benefit plans generally made available to employees or other senior executives of the Company. The current annual salaries of the Executive officers are as follows: Mr. Kelly - $660,000; Mr. Smith - $364,000; Mr. Dell - $377,000; Mr.
Sasen - $286,000; and Mr. Zambetti - $240,000.

         Termination. Each of the employment agreements may be terminated by the Company at any time with or without "cause" (as defined therein), or by the executive with or without "good reason" (as defined therein). The agreement will also be terminated upon the death, disability or retirement of the executive. Depending on the reason for the termination and when it occurs, the executive will be entitled to certain severance benefits, as described below.

         If Mr. Kelly's employment is terminated by the Company without cause or he resigns for good reason, the Company will be required to pay him his accrued salary and benefits through the date of termination, plus a severance amount equal to two times his base salary. The Company would also provide him with health insurance coverage for two years following such termination and reimbursement of up to $150,000 over a two-year period for office, secretarial and related expenses. If any of the other executive officers is terminated under similar circumstances, he will be entitled to his accrued salary and benefits through the date of termination, plus a severance amount equal to one times his base salary (or one-half times salary in the case of Mr. Zambetti). The Company would also provide him with health insurance coverage for one year following such termination (or six months in the case of Mr. Zambetti) and reimbursement of up to $30,000 for outplacement services (or $15,000 in the case of Mr. Zambetti).

         If Mr. Kelly is terminated without cause or resigns for good reason after or in connection with a change in control of the Company (including a termination for any reason or no reason during the one-year period following such change in control), the Company will be required to pay him his accrued salary and benefits through the date of termination, a pro rata payment of his annual bonus for the year of termination, and a severance amount equal to four times his base salary. The Company would also provide Mr. Kelly with health insurance coverage for a period of four years following such termination and reimbursement of up to $300,000 over a three-year period for office, secretarial and related expenses. In addition, the Company would forgive repayment of all principal and interest on that certain loan to Mr. Kelly in the original principal amount of $3,000,000.

         If any of the other executive officers is terminated with cause or resigns for good reason after or in connection with a change of control of the Company (including a termination for any reason or no reason during the 30-day period beginning on the first anniversary of such change in control), the Company will be required to pay him his accrued salary and benefits through the date of termination, a prorata payment of his annual bonus for the year of termination, and a severance amount equal to two times his base salary. The Company would also provide him with health insurance coverage for a period of two years following such termination and reimbursement for outplacement services as described above. For purposes of the employment agreements, a change in control of the Company is generally defined as (i) the acquisition by a third party of 35% or more of the voting power of the Company; (ii) a change in a majority of the board of directors to persons who were not incumbent directors at the effective date of the agreement or persons whose nomination or election was not approved by a majority of such incumbent directors; and (iii) the consummation of certain mergers, asset sales or other major business combinations.

         If the employment of any of the executive officers (including Mr. Kelly) is terminated by reason of his disability or retirement, he will be entitled under his employment agreement to his accrued salary and benefits and any disability or retirement benefits that may apply, but no additional severance amount. If such employment is terminated by reason of his death, the executive officer's estate will be entitled to accrued salary and benefits and any death benefits that may apply, plus a lump sum payment equal to 90 days' salary (or 60 days' salary in the case of Messrs. Smith, Dell and Sasen, or 45 days' salary in the case of Mr. Zambetti).

         If at any time the Company terminates Mr. Kelly for cause, or if he resigns from the Company without good reason, the Company will be required to pay him his accrued salary through the date of termination, plus a severance amount equal to one-half times his base salary. The Company would also provide him with health insurance coverage for a period of six months following such termination. If any of the other executive officers is terminated under similar circumstances, he will be entitled to his accrued salary through the date of termination, plus a severance amount equal to 30 days' base salary and health insurance coverage for 30 days following such termination.

         Each of the employment agreements provides that the executive officer will be entitled to a tax gross-up payment from the Company to cover any excise tax liability he may incur as a result of payments or benefits contingent on a change in control, but such gross-up payment will be made only if the after-tax benefit to the executive of such tax gross-up is at least $50,000. If not, the benefits would be reduced to an amount that would not trigger the excise tax.

         Replacement Employment Agreement. As mentioned above, Mr. Kelly has entered into an employment agreement that will be effective only upon consummation of the Merger and will replace his existing employment agreement with the Company. The new agreement calls for the nomination of Mr. Kelly to Fisher's board of directors for a term of three years. Under the terms of his new employment agreement, Mr. Kelly will be guaranteed a minimum annual salary of $660,000 and he will be entitled to participate in all incentive, savings, retirement and welfare benefit plans generally made available to employees or other senior executives of the Company. Under the agreement, the Company will continue certain benefits currently in place for Mr. Kelly, including the payment of premiums on certain life insurance policies, payment of membership dues at certain private clubs, and annual payment, on a tax grossed-up basis, of an amount necessary to cover the Florida intangibles tax with respect to Mr. Kelly's ownership of employer securities. In addition, the Company will continue to include $200,000 in its annual budget each year, which Mr. Kelly may direct to be donated to such charitable organizations as he shall designate and are reasonably acceptable to Fisher. If Mr. Kelly is terminated without for "cause" as defined in the new employment agreement, or if he resigns under certain circumstances deemed to be a constructive termination without cause, he would receive his accrued salary and benefits through the date of termination, his pro rata target bonus for the year of termination, a lump-sum severance payment equal to six months' salary, and up to three years' continued welfare insurance coverage, and he would be permitted to buy from the Company at book value the company car and computer equipment he is using at the time of termination. In addition, the Company would transfer to Mr. Kelly's name any corporate club memberships in which he is then participating and make a final allocation of $300,000 to the Company's charitable donation pool which Mr. Kelly would have the ability to direct. If Mr. Kelly chooses to resign (absent certain specified events of good reason), or if he is terminated for cause, the Company would have no further obligations to Mr. Kelly other than the payment of accrued obligations and any vested rights. As a condition to his entry into his employment agreement, Mr. Kelly will wave any rights he might have (including, but not limited to, rights to severance payments) under his existing employment agreement with the Company, as described above. Consistent with his existing employment agreement, the new employment agreement provides that Mr. Kelly will be entitled to a tax gross-up payment from the Company to cover any excise tax liability he may incur as a result of payments or benefits contingent on a change in control, but such gross-up payment will be made only if the after-tax benefit to Mr. Kelly of such tax gross-up is at least $50,000. If not, the benefits would be reduced to an amount that would not trigger the excise tax.

         Restrictive Covenants. Each executive officer has agreed in his employment agreement not to disclose confidential information or compete with the Company, and not to solicit the Company's customers or recruit its employees, for a period of 18 months following the termination of his employment or the earlier occurrence of a change of control of the Company. Although these employment agreement covenants would expire upon consummation of the Merger, each of the executive officers has entered into a Restrictive Covenants Agreement, as described below, that would provide similar restrictive covenants for a period of time following the Merger.

         Restrictive Covenants Agreements

         Mr. Kelly has entered into a restrictive covenants agreement with the Company that will go in to effect at the time of the Merger, pursuant to which he has agreed not to divulge confidential information or trade secrets, solicit customers or employees of the Company or compete with the Company in the United States for a period of seven years following termination of his employment. In consideration for this agreement:

         o Mr. Kelly will receive $2,310,000, payable in five installments of $462,000 each, beginning on the merger date.

         o The promissory note between Mr. Kelly and the Company in the original face amount of $3,000,000 will be amended to provide that principal and interest is due and payable only upon his death. The Company will purchase and pay the premiums on a life insurance policy in a face amount that can be purchased with $1,600,000 in premiums. Mr. Kelly can designate the beneficiary of such life insurance policy; however, the Company must be designated a beneficiary to the extent of the amount of the principal outstanding and the accrued and unpaid interest unpaid on the note at the time of Mr. Kelly's death.

         o The Company will purchase and pay the premiums on a split-dollar life insurance policy for Mr. Kelly in a face amount that can be purchased with premiums of $2,600,000. Premiums will be returned to the Company upon the earlier of the surrender of the policy or Mr. Kelly's death, and any remaining benefits from the policy will be paid to Mr. Kelly's estate or his designated beneficiaries. Mr. Kelly will be permitted to borrow from the cash surrender value of the policy, but only to the extent the cash surrender value is in excess of the premiums to be repaid to the Company.

         Each of the other executive officers of the Company has entered into a restrictive covenants agreement that will go in to effect at the time of the Merger, pursuant to which he has agreed not to divulge confidential information or trade secrets, solicit customers or employees of the Company or compete with the Company in the United States for a period of two years following termination of his employment (in the case of Mr. Zambetti, eighteen months). In consideration for this agreement, one half of the retention bonus payable to such executive officer, as discussed below, will accelerate and become payable upon consummation of the Merger ($225,000, $200,000, $175,000, and $175,000 in the case of Messrs. Smith, Dell, Sasen, and Zambetti, respectively), and the Company will purchase and pay the premiums on a split-dollar life insurance policy for such executive in a face amount that can be purchased with premiums of $500,000 (or $240,000 in the case of Mr. Zambetti). Premiums will be returned to the Company upon the earlier of the surrender of the policy or the executive's death, and any remaining benefits from the policy will be paid to the executive's estate or his designated beneficiaries. The executive will be permitted to borrow from the cash surrender value of the policy, but only to the extent the cash surrender value is in excess of the premiums to be repaid to the Company.

         Retention Bonuses

         Each of the executive officers other than Mr. Kelly is a participant in the Company's Officer Retention Bonus Plan, which provides a retention bonus, payable 50% on February 1, 2001, 30% on February 1, 2002 and 20% on February 1, 2003, provided the executive is employed by the Company on such dates. As described above, as partial consideration for entering into restrictive covenants agreements with the Company, the payments that would otherwise be payable on February 1, 2002 and 2003 will be payable to the executive officers upon consummation of the Merger. The 50% that would be payable on February 1, 2001 will be accelerated if, after the Merger, the executive is terminated without "cause" or resigns for "good reason" as such terms are defined in the retention bonus plan. The full retention bonuses payable under the bonus plan to Messrs. Smith, Dell, Sasen, and Zambetti are $450,000, $400,000,
$350,000, and $350,000, respectively.

Item 12   Security Ownership of Certain Beneficial Owners and Management.

         The following table reflects the number of shares of Common Stock beneficially owned as of March 31, 2000, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each director, and (iv) all of the Company's executive officers and directors as a group. Unless otherwise noted, the address of the following beneficial owners is 4345 Southpoint Boulevard, Jacksonville, Florida 32216. Also unless otherwise noted, all shares are owned directly with sole voting and dispositive powers.


                                Name                                        Number of Shares          Percent of Total(1)
                               ------                                      ------------------         -------------------
Patrick C. Kelly(2)...........................................                 1,583,550                         2.2%
David A. Smith(2).............................................                   343,841                          *
John F. Sasen(2)..............................................                   342,231                          *
Frederick E. Dell(2)..........................................                   330,851                          *
Kirk A. Zambetti(2)...........................................                    52,823                          *
Hugh M. Brown(2)..............................................                    28,100                          *
Melvin L. Hecktman(2).........................................                    65,860                          *
Clark Johnson(2)..............................................                    13,076                          *
Delores P. Kesler(2)..........................................                    76,399                          *
Donna C. E. Williamson(2).....................................                    35,998                          *
Charles R. Scott(2)...........................................                    39,739                          *
All Executive Officers and Directors as a group (12 persons)(2)                2,969,471                         4.2%
------------------------------------

*        Less than 1%
(1)      Based upon 71,096,181 shares of Common Stock outstanding as of July 28,
         2000.
(2) Included in such beneficial ownership are shares of Common Stock issuable upon the exercise of certain options exercisable immediately or within 60 days of March 31, 2000 as follows: Mr. Kelly, 834,995 shares; Mr. Smith, 148,708 shares; Mr. Sasen, 172,806 shares;
         Mr. Dell, 120,736 shares; Mr. Zambetti 29,739 shares; Mr. Brown, 28,100 shares; Mr. Hecktman, 39,610 shares; Mr. Johnson, 3,076 shares; Ms. Kesler, 48,399 shares; Ms. Williamson, 35,998 shares; Mr. Scott, 24,739 shares; and executive officers and directors as a group, 1,518,196 shares. Also included in such beneficial ownership are shares held for the account of certain individuals by the ESOP and 401(k) as follows:
         Mr. Kelly, 78,803 shares; Mr. Smith, 29,987 shares; Mr. Sasen, 20,160 shares; Mr. Dell, 97,988 shares; Mr. Zambetti 11,606 shares; and all executive officers and directors as a group, 244,393 shares.

Item 13. Certain Relationships and Related Transactions.

         During fiscal year 1998, the Company loaned Mr. Kelly, its Chairman of the Board and Chief Executive Officer, $3,000,000 to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay off personal debt. During fiscal year 1999, the principal amount of the loan increased approximately $585,000. The loan is unsecured, bears interest at the applicable federal rate for long-term obligations (5.74% at April 2, 1999), and is due September 2007. The remaining principal amount outstanding as of March 31, 2000 was approximately $2,985,000.

                                  OTHER MATTERS

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Company.

         Based solely on a review of the reports provided to the Company by the above referenced persons, the Company believes that as of the date of this Form 10-K/A, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were properly and timely complied with.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2000.

                            PSS WORLD MEDICAL, INC.

                            By:      /s/ David A. Smith
                               --------------------------------
                            David A. Smith
                            Executive Vice President and Chief Financial Officer