Form 10-Q
period 2000-06-30
PSS WORLD MEDICAL INC
filed 2000-08-10
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2000
                                            -------------

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

                                 [X] Yes [ ] No

         As of August 8, 2000 a total of 71,077,236 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                                      INDEX

                                                                                                    PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2000 and March 31, 2000                        3
         Condensed Consolidated Statements of Operations -
              For the Three Months Ended June 30, 2000 and 1999                                          4
         Condensed Consolidated Statements of Cash Flows -
              For the Three Months Ended June 30, 2000 and 1999                                          5
         Notes to Condensed Consolidated Financial Statements - June 30, 2000 and 1999                   6
Item 2 - Management's Discussion and Analysis of Financial

              Condition and Results of Operations                                                        15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                               22
Item 2 - Change in Securities and Use of Proceeds                                                        22
Item 6 - Exhibits and Reports on Form 8-K                                                                23

SIGNATURES                                                                                               26

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)

                                                                                      June 30,            March 31,
                                                                                        2000                2000
                                                                                 -------------------  ------------------
                                                                                    (Unaudited)               *
                                               ASSETS

Current Assets:
   Cash and cash equivalents                                                       $   41,830          $    60,414
   Marketable securities                                                                1,861                4,328
   Accounts receivable, net                                                           286,133              284,441
   Inventories, net                                                                   165,661              178,038
   Employee advances                                                                      877                  973
   Prepaid expenses and other                                                          55,702               57,515
                                                                                 -------------------  ------------------
           Total current assets                                                       552,064              585,709

Property and equipment, net                                                            67,785               65,783
Other Assets:
   Intangibles, net                                                                   199,080              202,242
   Other                                                                               25,036               19,683
                                                                                 -------------------  ------------------
           Total assets                                                            $  843,965          $   873,417
                                                                                 ===================  ==================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                $  118,690          $   124,448
   Accrued expenses                                                                    36,641               35,434
   Current maturities of long-term debt and capital lease obligations                   2,465                4,274
   Other                                                                                7,005                7,482
                                                                                 -------------------  ------------------
           Total current liabilities                                                  164,801              171,638
Long-term debt and capital lease obligations, net of current portion                  229,572              254,959
Other                                                                                   5,578                7,193
                                                                                 -------------------  ------------------
           Total liabilities                                                          399,951              433,790
                                                                                 -------------------  ------------------

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
   issued and outstanding                                                                  --                   --
   Common stock, $.01 par value;  150,000,000 shares authorized, 71,077,236
   shares issued and outstanding at June 30, 2000 and March 31, 2000                      711                  711
   Additional paid-in capital                                                         349,186              349,186
   Retained earnings                                                                   96,575               90,951
   Cumulative other comprehensive income                                               (1,736)                (390)
                                                                                 -------------------  ------------------
                                                                                      444,736              440,458
   Unearned ESOP shares                                                                  (722)                (831)
                                                                                 -------------------  ------------------
           Total shareholders' equity                                                 444,014              439,627
                                                                                 -------------------  ------------------
           Total liabilities and shareholders' equity                              $  843,965          $   873,417
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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                  (Dollars in Thousands, Except Per Share Data)

                                                             Three Months Ended

                                                       --------------------------------
                                                       June 30, 2000    June 30, 1999

                                                       --------------- ----------------


 Net sales                                                $  470,213     $   437,001
 Cost of goods sold                                          357,159         329,774
                                                       --------------- ----------------
             Gross profit                                    113,054         107,227

 General and administrative expenses                          69,765          58,026
 Selling expenses                                             29,378          27,323
                                                       --------------- ----------------
             Income from operations                           13,911          21,878
                                                       --------------- ----------------

 Other income (expense):
    Interest expense                                          (5,035)         (3,511)
    Interest and investment income                               700             451
    Other income                                                 812           1,058
                                                       --------------- ----------------
                                                              (3,523)         (2,002)
                                                       --------------- ----------------

 Income before provision for income taxes and                 10,388          19,876
    cumulative    effect of accounting change
 Provision for income taxes                                    4,764           8,191
                                                       --------------- ----------------
 Income before cumulative effect of accounting change          5,624          11,685
 Cumulative effect of accounting change                           --          (1,444)
                                                       --------------- ----------------
 Net income                                               $    5,624     $    10,241
                                                       =============== ================

 Earnings per share - Basic:

  Income before cumulative effect of accounting change       $  0.08         $  0.16
  Cumulative effect of accounting change                          --           (0.02)
                                                       --------------- ----------------
  Net income                                                 $  0.08         $  0.14
                                                       =============== ================

 Earnings per share - Diluted:

  Income before cumulative effect of accounting change       $  0.08         $  0.16
  Cumulative effect of accounting change                          --           (0.02)
                                                       --------------- ----------------
  Net income                                                 $  0.08         $  0.14
                                                       =============== ================



 The accompanying notes are an integral part of these condensed consolidated statements.


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in Thousands)

                                                                                          Three Months Ended
                                                                                  ------------------------------------
                                                                                    June 30, 2000      June 30,1999
                                                                                  ------------------ -----------------

Cash Flows From Operating Activities:
   Net income                                                                        $   5,624          $   10,241
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of accounting change                                               --               1,444
       Depreciation and amortization                                                     5,474               4,485
       Amortization of debt issuance costs                                                 201                 183
       Provision for doubtful accounts                                                   1,484                 151
       Gain (loss) on sale of fixed assets                                                   7                 (33)
       Changes in operating assets and liabilities, net of effects from business acquisitions:
          Accounts receivable, net                                                      (3,172)             (1,148)
          Inventories                                                                   12,377              25,546
          Prepaid expenses and other current assets                                     (3,142)             (7,045)
          Other assets                                                                  (2,831)             (2,965)
          Accounts payable, accrued expenses and other liabilities                      (3,134)            (14,173)
                                                                                  ------------------ -----------------
              Net cash  provided by  operating activities                               12,888              16,686
                                                                                  ------------------ -----------------

Cash Flows From Investing Activities:
    Purchases of marketable securities                                                      --              (9,168)
    Proceeds from sale of fixed assets                                                       8                 38
    Capital expenditures                                                                (4,407)             (5,147)
    Purchases of businesses, net of cash acquired                                           --             (13,085)
    Payments on noncompete agreements                                                     (168)               (486)
                                                                                  ------------------ -----------------
              Net cash used in investing activities                                     (4,567)            (27,848)
                                                                                  ------------------ -----------------

Cash Flows From Financing Activities:
    Proceeds from borrowings                                                                43              11,000
    Repayment of borrowings                                                            (27,074)             (1,720)
    Principal payments under capital lease obligations                                     (35)                (78)
    Proceeds from issuance of common stock                                                  --                   8
    Other                                                                                  161                (263)
              Net cash  (used in) provided by financing activities                     (26,905)              8,947
                                                                                  ------------------ -----------------
Net decrease in cash and cash equivalents                                              (18,584)             (2,215)

Cash and cash equivalents, beginning of period                                          60,414              41,106
                                                                                  ------------------ -----------------
Cash and cash equivalents, end of period                                             $  41,830          $   38,891
                                                                                  ================== =================

The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

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

     The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and related notes in the Company's 2000 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

     Financial  statements  for the  Company's  subsidiaries  outside the United
     States are translated into U.S. dollars at period-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded in the other comprehensive income component of shareholders' equity.

     The Company operates on a thirteen week quarter which ends on the Friday closest to each calendar quarter end. For purposes of presentation and clarity, calendar quarter dates will be used for discussion and tables in this filing.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year.

     Certain fiscal 2000 amounts have been reclassified to conform to fiscal 2001 presentation.

NOTE 2 - BUSINESS ACQUISITIONS

     Purchase Acquisitions

     There were no acquisitions during the three months ended June 30, 2000.

     During the three months ended June 30, 1999, the Company acquired certain assets and assumed certain liabilities of one physician supply and equipment distributor, four imaging supply and equipment distributors, and two long-term care distributors. The following is a summary of the transactions:

                                                                  June 30, 1999
                                                                  -------------
     Number of acquisitions..............................                7
     Total consideration.................................          $   20,552
     Cash paid, net of cash acquired.....................              13,085
     Goodwill recorded...................................              10,931
     Value of Noncompete Agreements......................                 575

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

     During the three months ended June 30, 2000, there were no adjustments to goodwill.

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

NOTE 3 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     Charges Included In General and Administrative Expenses

     In addition to typical general and administrative expenses, this income statement caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of operations:

                               Three Months Ended

                                                June 30, 2000     June 30, 1999
                                                -------------     -------------
    Merger costs and expenses                   $     1,575        $     372
    Restructuring costs and expenses                  1,240              513
    Other                                               786               --
                                                -------------     -------------
         Total                                  $     3,601        $     885
                                                =============     =============

     Merger Costs and Expenses

     The Company's policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3") or EITF 95-14, Recognition of Liabilities in Anticipation of a Business Combination ("EITF 95-14"), are met. Merger costs and expenses recorded at the commitment date primarily include charges for involuntary employee termination costs, branch shut-down costs, lease termination costs, and other exit costs.

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

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. During the three months ended June 30, 2000, the Company accrued $1,271 related to the Retention Plans.

     In addition, merger costs and expenses for the three months ended June 30, 2000 and 1999 included $304 and $372, respectively, of merger charges expensed as incurred, which primarily related to branch shutdown costs. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the merger plans.

     Restructuring Costs and Expenses

     Restructuring costs and expenses for the three months ended June 30, 2000 and 1999 included $1,240 and $727, respectively, of charges that were expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, during the three months ended June 30, 1999, the Company reversed $214 of restructuring costs and expenses into income, which related to an involuntary employee termination costs for restructuring Plan A. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding restructuring plans.

     Other

     During the three months ended June 30, 2000, the Imaging Business incurred $94 of professional fees for acquisitions not consummated. In addition, the Company incurred $692 in legal and professional fees and other costs pursuant to the strategic alternative process announced in January 2000.

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

     Generally, completion of the integration plans will occur within one year from the date in which the plans are formalized and adopted by management. However, intervening events occurring prior to completion of the plan, such as subsequent acquisitions or system conversion issues, can significantly impact a plan that had been previously established. Such intervening events may cause modifications to the plans and are accounted for on a prospective basis. At the end of each quarter, management reevaluates its integration plans and adjusts previous estimates.

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

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheet, were $969 and $1,089 at June 30, 2000 and March 31, 2000, respectively. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W X-Ray, Inc. ("S&W") with the Imaging Business. As of June 30, 2000, all of the employees have been terminated and all of the seven identified distribution facilities have been shut down. Therefore, all costs related to the merger plan had been incurred at June 30, 2000, except for lease termination costs for one location for which payment will extend through fiscal 2002. During the three months ended June 30, 2000, $22 of lease expense was charged against the accrual leaving a remaining accrual of $80.

     Nonsignificant Poolings-of-Interests Business Combination Plans

     The Imaging Business acquired TriStar Imaging Systems, Inc. ("TriStar") in October 1998, and management formalized and adopted an integration plan in late fiscal 1999 to integrate the operations of the acquired company. All costs related to the merger plan had been incurred at June 30, 2000, except for lease termination costs for which payment will extend through fiscal 2007. During the three months ended June 30, 2000, $30 of lease expense was charged against the accrual leaving a remaining accrual of $515.

     Nonsignificant Purchase Business Combination Plans

     The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. The following is a summary of the merger activity for the three months ended June 30, 2000 which related to three nonsignificant purchase business combinations completed during fiscal 1999:

                                      Involuntary
                                        Employee       Lease
                                      Termination   Termination
                                         Costs         Costs          Total
                                     ------------- ------------- --------------
    Balance at March 31, 2000              $   56     $     386         $ 442
         Adjustments                           --            --            --
         Additions                             --            --            --
         Utilized                             (39)          (29)          (68)
                                     ------------- ------------- --------------
    Balance at June 30, 2000               $   17     $     357         $ 374
                                     ============= ============= ==============

     The Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. Approximately $307 of the $374 remaining accrued merger costs and expenses at June 30, 2000 relate to this integration plan. As of June 30, 2000, all locations have been shut down and all employees were terminated as a result of the plan. However, lease termination payments will extend through fiscal 2004.

     Summary of Accrued Restructuring Costs and Expenses

     Primarily as a result of the impact of the Gulf South merger, in order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company implemented a restructuring plan during the fourth quarter of fiscal 1998 which impacted all divisions ("Plan A"). Subsequently, the Company adopted a second restructuring plan during the first quarter of fiscal 1999 related to the Gulf South division ("Plan B") to further consolidate its operations.

     During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for the GSMS division to Jacksonville, Florida where the corporate offices for the DI and PSS divisions exist. The Company implemented the restructuring plan during the second quarter of fiscal 2000, which impacted all divisions ("Plan C"). The total number of employees to be terminated was 272.

     During the fourth quarter of fiscal 2000, the Imaging Business' management made a discretionary decision to change its business strategy and the way it operates to improve future operations. These changes include restructuring the Imaging Business sales force, terminating approximately 50 service engineers, and closure of two distribution centers ("Plan D").

     Accrued restructuring costs and expenses related to Plans A, B, C and D, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $1,149 and $1,607 at June 30, 2000 and March 31, 2000, respectively. The following is a summary of the restructuring plan activity for the three months ended June 30, 2000:

                                      Involuntary
                                        Employee       Lease         Branch
                                      Termination   Termination     Shutdown
                                         Costs         Costs          Costs         Total
                                     ------------- ------------- -------------- --------------
    Balance at March 31, 2000             $   376       $   857       $   374        $ 1,607
         Adjustments                           --            --            --             --
         Additions                             --            --            --             --
         Utilized                            (270)         (145)          (43)          (458)
                                     ------------- ------------- -------------- --------------
    Balance at June 30, 2000              $   106       $   712       $   331        $ 1,149
                                     ============= ============= ============== ==============

     Plan A

     As of December 31, 1999, all employees were terminated and all of the locations were merged into existing locations. The accruals related to this plan were fully utilized at June 30, 2000.

     Plan B

     As of December 31, 1999, all of the six locations had been shut down and all employees were terminated as a result of the plan. Approximately $152 of lease termination payments remain accrued at June 30, 2000 for which payments will extend through fiscal 2002.

     Plan C

     All employees have been terminated at March 31, 2000. Accrued restructuring costs and expenses related to Plan C at June 30, 2000 were approximately $997, of which $560 relates to lease terminations, $106 to involuntary employee terminations, and $331 to branch shut down costs.

     Plan D

     All employees have been terminated at June 30, 2000, and the accrued restructuring costs and the accruals related to this plan were fully utilized at June 30, 2000.

NOTE 5 - COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus direct adjustments to shareholders' equity. The following details the components of comprehensive income for the periods presented:

                                                                    Three Months Ended
                                                            -------------------------------
                                                            June 30, 2000     June 30, 1999
                                                            -------------     -------------
    Net income........................................          $  5,624        $   10,241
                                                            -------------     -------------

    Other comprehensive (expense) income, net of tax:

        Foreign currency translation adjustment.......               161              (263)
        Unrealized loss on available for sale security            (1,507)               --
                                                            -------------     -------------
    Comprehensive income..............................         $   4,278         $   9,978
                                                            =============     =============


NOTE 6 - EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                                             Three Months Ended
                                                                        ------------------------------
                                                                          June 30,        June 30,
                                                                            2000            1999
                                                                        -------------   --------------

Net income.....................................................            $   5,624       $  10,241
                                                                        =============   ==============

 Earnings per share - Basic:

   Income before cumulative effect of accounting change........              $  0.08         $  0.16
   Cumulative effect...........................................                   --           (0.02)
                                                                        -------------   --------------
   Net income..................................................              $  0.08         $  0.14
                                                                        =============   ==============

 Earnings per share - Basic:

   Income before cumulative effect of accounting change........              $  0.08         $  0.16
   Cumulative effect...........................................                   --           (0.02)
                                                                        -------------   --------------
   Net income..................................................              $  0.08         $  0.14
                                                                        =============   ==============

Weighted average shares outstanding:

   Common shares...............................................               71,128          70,796
   Assumed exercise of stock options...........................                  123             355
                                                                        -------------   --------------
   Diluted shares outstanding..................................               71,251          71,151
                                                                        =============   ==============


NOTE 7 - segment information

     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

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

     The Physician Supply Business is a distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States. DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate-care markets in the United States. GSMS is a distributor of medical supplies and related products to the long-term care market in the United States. WorldMed Int'l along with WorldMed, Inc. manages and develops PSS' European medical equipment and supply distribution market

     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:

                                                                      Three Months Ended
                                                                --------------------------------
                                                                June 30, 2000      June 30, 1999
                                                                -------------      -------------
NET SALES:

   Physician Supply Business                                    $  177,215          $  172,905
   Imaging Business                                                196,750             164,140
   Long-Term Care Business                                          91,197              92,203
   Other (a)                                                         5,051               7,753
                                                                -------------      -------------
       Total net sales                                          $  470,213          $  437,001
                                                                =============      =============
CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES:

   Physician Supply Business                                    $       75          $       12
   Imaging Business                                                  1,170                 322
   Long-Term Care Business                                             387                 551
   Other (a)                                                         1,969                  --
                                                                -------------      -------------
       Total charges included in general and
               administrative expenses                          $    3,601          $      885
                                                                =============      =============

INCOME FROM OPERATIONS:

   Physician Supply Business                                    $   11,587          $   11,258
   Imaging Business                                                  3,496               6,960
   Long-Term Care Business                                           1,789               3,105
   Other (a)                                                        (2,961)                555
                                                                -------------      -------------
       Total income from operations                             $   13,911          $   21,878
                                                                =============      =============

DEPRECIATION:

   Physician Supply Business                                    $    1,009          $      985
   Imaging Business                                                    813                 685
   Long-Term Care Business                                             461                 346
   Other (a)                                                           107                  65
                                                                -------------      -------------
       Total depreciation                                       $    2,390          $    2,081
                                                                =============      =============

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:

   Physician Supply Business                                    $      428          $      518
   Imaging Business                                                  2,005               1,266
   Long-Term Care Business                                             560                 540
   Other (a)                                                           292                 263
                                                                -------------      -------------
       Total amortization of intangible and other assets        $    3,285          $    2,587
                                                                =============      =============

PROVISION FOR DOUBTFUL ACCOUNTS:

   Physician Supply Business                                    $      (77)         $       (7)
   Imaging Business                                                    367                (342)
   Long-Term Care Business                                           1,194                 500
                                                                -------------      -------------
       Total provision for doubtful accounts                    $    1,484          $      151
                                                                =============      =============

CAPITAL EXPENDITURES:

   Physician Supply Business                                    $    2,756          $    2,453
   Imaging Business                                                  1,227               1,283
   Long-Term Care Business                                             200               1,129
   Other (a)                                                           224                 282
                                                                -------------      -------------
       Total capital expenditures                               $    4,407          $    5,147
                                                                =============      =============

                                                                June 30, 2000      March 31, 2000
                                                                -------------      --------------
ASSETS:

   Physician Supply Business                                    $  242,763         $   243,020
   Imaging Business                                                341,217             346,073
   Long-Term Care Business                                         186,806             182,024
   Other (a)                                                        73,179             102,300
                                                                -------------      -------------
       Total assets                                             $  843,965         $   873,417
                                                                =============      =============

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

     During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan. Refer to Note 3, Charges included in General and Administrative Expenses for further discussion.

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

NOTE 9 - AGREEMENT TO MERGE WITH FISHER SCIENTIFIC INTERNATIONAL, INC.

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

     The Company, through its wholly owned subsidiary Diagnostic Imaging, Inc. ("DI"), is the leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 34 imaging distribution service centers with approximately 825 service specialists and 210 sales representatives ("Imaging Business") serving over 45,000 customer sites in 42 states. The Imaging Business' primary market is the approximately 5,000 acute-care hospitals, 3,000 imaging centers, and 100,000 private practice physicians, veterinarians and chiropractors.

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

     In addition to its operations in the United States, the Company, through its wholly owned subsidiary WorldMed International, Inc. ("WorldMed"), operates two European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium, France, Germany, and Luxembourg.

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

     The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have affect spending budgets in certain markets within the medical products industry. Recently, Congress has passed radical changes to reimbursements for nursing homes and home care providers. The industry has struggled with these changes and the ability of providers, distributors, and manufacturers to adopt to the changes is not yet determined. These changes also effect some distributors who directly bill the government for these providers. The industry estimates that approximately 19% of the beds represented by homes in the long-term care industry have filed for bankruptcy protection, which also is the Company's percentage for fiscal 2000.

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 37% of the Long-Term Care Business revenues for the three months ended December 31, 1999 represented sales to its top five customers. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three months ended June 30, 2000 and 1999.

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

     Net Sales. Net sales for the three months ended June 30, 2000 totaled $470.2 million, an increase of 33.2 million, or 7.6%, over the three months ended June 30, 1999 total of $437.0 million. Although the majority of the sales growth is due to acquisitions completed in fiscal 2000, the Company has successfully implemented its strategies to (i) convert and replace manufacturer recalled products in its Physician division, (ii) replace with new products the revenues interrupted by supplier backorders in the Imaging division, and (iii) maintain revenue while tightening credit policies in the Long-term Care division.

     Gross Profit. Gross profit for the three months ended June 30, 2000 totaled $113.1 million, an increase of $5.9 million, or 5.5%, over the three months June 30, 1999 total of $107.2 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 24.1% and 24.5% for the three months ended June 30, 2000 and 1999, respectively. The decrease in gross profit as a percent of net sales is attributable to (i) the increased mix of the Imaging division revenues as a percent of total revenues, (ii) the decrease in gross margin in the Imaging division as a result of vendor supply interruption of parts which has decreased higher margin service labor revenues, offset by (iii) an increase in the sales mix of higher margin diagnostic equipment and service, (iv) an increase in sales of higher margin private label products, (v) the effect of negotiated lower product purchasing costs which resulted, and (vi) the elimination of lower margin acquired Imaging Business revenues.

     Beginning in fiscal 1999 and continuing into fiscal 2000, the Company has experienced margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to the implementation of PPS. The Company expects this trend to continue in the Long-Term Care Business.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2000 totaled $69.8 million, an increase of $11.8 million, or 20.3%, from the three months ended June 30, 1999 total of $58.0 million. General and administrative expense as a percentage of net sales increased to 14.8% from 13.3% for the comparable three-month period.

     General and administrative expenses includes charges related to merger activity, restructuring activity, and other special items. See
     Note 3,  Charges Included in General and Administrative Expenses,   to  the
     condensed consolidated financial statements for additional discussion.

     In addition to items characterized as charges related to merger   activity,
     restructuring activity, and other special items, the Company has incurred incremental costs to implement its strategies to replace and convert products recalled and backordered by manufacturers. These incremental costs have not been leveraged with incremental sales. The sales generated by incremental costs have only replaced recalled and backordered revenues. The Company believes there will be a return to prior levels of cost leveraging in future periods.

     Selling Expenses. Selling expenses for the three months ended June 30, 2000 totaled $29.4 million, an increase of $2.1 million, or 7.7%, over the three months ended June 30, 1999 total of $27.3 million. Selling expense as a percentage of net sales was approximately 6.3% for the three months ended June 30, 2000 and 1999. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

     Operating Income. Operating income for the three months ended June 30, 2000 totaled $13.9 million, a decrease of $8.0 million, or 36.5%, over the three months ended June 30, 1999 total of 21.9 million. As a percentage of net sales, operating income decreased to 3.0% from 5.0% from the comparable prior year period primarily due to the impact of the factors described above.

     Interest Expense. Interest expense for the three months ended June 30, 2000 totaled $5.0 million, an increase of $1.5 million, or 42.9%, over the three months ended June 30, 1999 total of $3.5 million. The increase in interest expense for the three month period is primarily attributable to higher debt balances under the revolving credit facility over the prior year period primarily due to acquisitions completed during fiscal 2000.

     Interest and Investment Income. Interest and investment income for the three months ended June 30, 2000 totaled $0.7 million, an increase of $0.2 million, or 40%, over the three months ended June 30, 1999 total of $0.5 million.

     Other Income. Other income for the three months ended June 30, 2000 totaled $0.8 million, a decrease of $0.3 million, or 27.3%, over the three months ended June 30, 1999 total of $1.1 million. Normally, other income primarily consists of finance charges on customer accounts and financing performance incentives.

     Provision for Income Taxes. Provision for income taxes for the three months ended June 30, 2000 totaled $4.8 million, a decrease of $3.4 million, or 41.5%, over the three months ended June 30, 1999 total of $8.2 million. The effective income tax rate was approximately 45.9% and 41.2% for the three months ended June 30, 2000 and 1999, respectively. The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary.

     Net Income. Net income for the three months ended June 30, 2000 totaled $5.6 million, a decrease of $4.6 million, or 45.1%, over the three months ended June 30, 1999 total of $10.2 million. As a percentage of net sales, net income decreased to 1.2% from 2.3% for the comparable prior year period primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

     Net cash provided by operating activities was $12.9 million and $16.7 million for the three months ended June 30, 2000 and 1999, respectively. The variation in operating cash flows primarily results from a decrease in operating income as discussed in prior sections of the MD&A.

     Net cash used in investing activities was ($4.6) million and ($27.8) million for the three months ended June 30, 2000 and 1999, respectively. The decrease in cash outflows from investing activities primarily results from a reduction of purchase business combinations over the comparable period and a reduction in investments made in marketable securities.

     Net cash (used in) provided by financing activities was ($26.9) million and $8.9 million for the three months ended June 30, 2000 and 1999, respectively. The increase in cash outflows for financing activities primarily results from a net $27 million principal payment on the revolving credit facility during the three months ended June 30, 2000. This payment was funded by approximately $21 million of investments that were held at March 31, 2000 and $6 million of operating cash flow.

     The Company had working capital of $387.3 million and $414.1 million as of June 30, 2000 and March 31, 2000, respectively. Accounts receivable, net of allowances, were $286.1 million and $284.4 million at June 30, 2000 and March 31, 2000. The average number of days sales in accounts receivable outstanding was approximately 54.6 and 55.8 days for the three months ended June 30, 2000 and the year ended March 31, 2000, respectively.

     Inventories were $165.7 million and $178.0 million as of June 30, 2000 and March 31, 2000, respectively. The Company had inventory turnover of 8.3x and 8.0x for the three months ended June 30, 2000 and the year ended March 31, 2000, respectively.

     The following table presents EBITDA and other financial data for the three months ended June 30, 2000 and June 30, 1999 (in thousands):

                                                                   Three Months Ended
                                                              ----------------------------
                                                              June 30, 2000  June 30, 1999
                                                              -------------  -------------
Other Financial Data:

   Income before provision for income taxes and                 $   10,388      $   19,876
      cumulative effect of accounting change
   Plus:  Interest Expense                                           5,035           3,511
                                                              -------------  -------------
   EBIT (a)                                                         15,423          23,387
   Plus:  Depreciation and amortization                              5,474           4,485
                                                              -------------  -------------
   EBITDA (b)                                                       20,897          27,872
   Unusual Charges Included in Continuing Operations                 3,601             885
   Cash Paid For Unusual Charges Included in Continuing             (2,534)         (3,384)
      Operations
                                                              -------------  -------------

   Adjusted EBITDA (c)                                          $   21,964      $   25,373

   EBITDA Coverage (d)                                                4.2x             7.9x
   EBITDA Margin (e)                                                  4.4%             6.4%
   Adjusted EBITDA Coverage (f)                                       4.4x             7.2x
   Adjusted EBITDA Margin (g)                                         4.7%             5.8%

   Cash provided by operating activities                        $  12,888       $   16,686
   Cash used in investing activities                            $  (4,567)      $  (27,848)
   Cash (used in) provided by financing activities              $ (26,905)      $    8,947

     In addition, the following presents the calculation of EBITDA, as defined in the Merger Agreement with Fisher Scientific International, Inc.:

                                                              June 30, 2000
                                                              -------------
   Operating income                                              $  13,911
   Plus:  Depreciation and amortization                              5,474
      Merger, nonrecurring and restructuring
         charges and expenses                                        3,601
      Interest income on trade receivables                             606
   EBITDA, as defined (h)                                        $  23,592



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

(h) As defined in article 8.2(e) of the Merger Agreement included in Form 8-K which was filed on June 27, 2000.

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

     Effective August 4, 2000, the Company obtained an amendment to its senior revolving credit agreement. This amendment modifies the leverage ratio from an original 3.5 to 1.0 to no greater than 3.75 to 1.0 for the quarter ended June 30, 2000, and no greater than 4.3 to 1.0 for the quarters ended September 30 and December 31, 2000. In addition, this amendment modifies the fixed charge coverage ratio from an original 2.0 to 1.0 to no less than
     1.5 to 1.0 for the quarters ended June 30, September 30, and December 31, 2000. Subsequent to these periods, the fixed charge coverage and leverage ratios revert back to their original requirements.

     As of June 30, 2000, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate plus 0.25% (9.75% at June 30, 2000) or LIBOR plus 1.25% (a weighted average of 7.8% at June 30, 2000).

All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the pending merger transaction and its effect on the ongoing operations of the Company and the risk that it may not be completed, the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     PSS and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-20A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. PSS filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. PSS filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. PSS believes that the allegations contained in the second amended complaint are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

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

     (b)      Not applicable.

     (c)      Not applicable.

     (d)      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit
Number                                   Description
---------       ----------------------------------------------------------------
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

  4.4 Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)

  4.5 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(11)

  4.5a Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.

  4.6 Agreement and Plan of Merger, dated June 21, 2000, by and among Fisher Scientific International, Inc., FSI Merger Corporation and PSS World Medical, Inc.(15)

  4.7 Stock Option Agreement, dated June 21, 2000, by and between Fisher Scientific International, Inc. and PSS World Medical, Inc.(15)

  4.8 Voting Agreement, dated June 21, 2000, by and among PSS World Medical, Inc. and the stockholders of Fisher Scientific International, Inc. named therein(15)

  10.1 Registration Rights Agreement between the Company and Tullis-Dickerson Capital Focus, LP, dated as of March 16, 1994.
                (3)

  10.2          Employment Agreement for Patrick C. Kelly.(14)

  10.2a         Amendment to Employment Agreement for Patrick C. Kelly(18)

  10.3          Incentive Stock Option Plan dated May 14, 1986.(3)

Exhibit
Number          Description
--------        ----------------------------------------------------------------

  10.4 Shareholders Agreement dated March 26, 1986, between the Company, the Charthouse Co., Underwood,Santioni and Dunaway.(3)

  10.5 Shareholders Agreement dated April 10, 1986, between the Company and Clyde Young.(3)

  10.6          Shareholders Agreement between the Company and John D. Barrow.
                (3)

  10.7          Amended and Restated Directors Stock Plan.(7)

  10.8          Amended and Restated 1994 Long-Term Incentive Plan.(7)

  10.9          Amended and Restated 1994 Long-Term Stock Plan.(7)

  10.10         1994 Employee Stock Purchase Plan.(4)

  10.11         1994 Amended Incentive Stock Option Plan.(3)

  10.12         PSS World Medical, Inc. 1999 Long-Term Incentive Plan(16)

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

  10.20 Credit Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A., as Agent and Issuing Lender.(14)

  10.21 First Amendment dated as of October 20, 1999 to the Credit Agreement dates as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A. as Agent and Issuing Lender.(17)

  27            Financial Data Schedule (for SEC use only)

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

(11) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.

(12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.

(13) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1998.

(14) Incorporated by Reference to the Company's Current Report on Form 8-K, filed February 23, 1999.

(15) Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 27, 2000.

(16) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(17) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.

(18) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended June 30, 2000:

         Date of Report      Items Reported
         --------------      ---------------------------------------------------
         May 31, 2000        Announcing that on May 26, 2000, PSS dismissed
                             Ernst & Young LLP as the accountants for its Gulf
                             South Medical Supply, Inc. subsidiary and that from such date, PSS will rely on the opinion of its primary auditor, Arthur Andersen LLP.

         June 9, 2000        Amending the Form 8-K filed on May 31, 2000 to
                             amend certain items and file the response letter of Ernst & Young LLP.

         June 27, 2000       Announcing that PSS World Medical, Inc. had entered
                             into an Agreement and Plan of Merger dated June 21, 2000 with Fisher Scientific International, Inc. and a Stock Option Agreement and Voting Agreement relating to the proposed merger.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 8, 2000.

                                   PSS WORLD MEDICAL, INC.

                                   By:      /s/ David A. Smith
                                        ------------------------------
                                        David A. Smith,
                                        Executive Vice President and
                                        Chief Financial Officer

Exhibit 4.5a

                                 AMENDMENT NO. 1

                                       TO

                     SHAREHOLDER PROTECTION RIGHTS AGREEMENT

         This Amendment No. 1, dated as of June 21, 2000 (this "Amendment"), between PSS World Medical, Inc., a Florida corporation (the "Company"), and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), constitutes the first amendment to the Shareholder Protection Rights Agreement, dated as of April 20, 1998 (the "Agreement"), between the Company and the Rights Agent.

                              W I T N E S S E T H:

         WHEREAS, Company proposes to enter into an Agreement and Plan of Merger, dated as of June 21, 2000 (the "Merger Agreement"), among Fisher Scientific International, Inc., a Delaware corporation ("Parent"), FSI Merger Corporation, a Florida corporation ("Merger Sub"), and Company, pursuant to which Company will represent and warrant, among other things, that that the Agreement has been amended (a) to render the Agreement inapplicable to the Merger and the other transactions contemplated thereby, including the Stock Option Agreement, dated as of the date of the Merger Agreement between Parent and Company (the "Stock Option Agreement"), (b) to ensure that in connection with the Merger, the Stock Option Agreement and the transactions contemplated thereby that (i) Parent and Purchaser, or either of them, are not deemed to be an Acquiring Person pursuant to the Agreement and (ii) no "Stock Acquisition Date," "Flip-in Date" or "Flip-Over Transaction or Event" occurs by reason of the execution and delivery of the Merger Agreement and the transactions contemplated thereby, including the purchase of any Company Common Stock by Parent pursuant to the Stock Option Agreement and (c) so that Company will have no obligations under the Company Rights or the Agreement in connection with the Merger or the transactions (including any purchase of Company Common Stock pursuant to the Stock Option Agreement) and the holders of Shares and the associated Company Rights will have no rights under the Company Rights or the Company Rights Agreement in connection with the Merger or the transactions (including any purchase of Company Common Stock pursuant to the Stock Option Agreement); and

         WHEREAS, the Board of Directors of Company has determined that it is necessary and desirable to amend, pursuant to Section 5.4 of the Agreement, the Agreement to comply with the terms of the Merger Agreement; and

         WHEREAS, the Board of Directors of Company, at a meeting of such Board duly called and held on June 21, 2000, voted in favor of the adoption of this Amendment.

         NOW, THEREFORE, in consideration of the foregoing, the mutual agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1. Section 1.1 of the Agreement is hereby amended by adding the following sentence at the end of the definition of "Acquiring Person" contained in such Section:

              "Notwithstanding the foregoing, no Person shall become an `Acquiring Person' solely as a result of the execution and delivery of or the consummation of the transactions contemplated by the Agreement and Plan of Merger, dated as of June 21, 2000 (the "Merger Agreement"), among Fisher Scientific International, Inc., a Delaware corporation, and its wholly-owned subsidiary, FSI Merger Corporation, a Florida corporation, and the Company (the "Merger Agreement"), and the ancillary agreements thereto, including, without limitation, the Stock Option Agreement, dated as of the date of the Merger Agreement, between Parent and Company (the "Stock Option Agreement")."

         2. Section 1.1 of the Agreement is hereby amended by adding the following sentence at the end of the of the definition of "Flip-In Date" contained in such Section:

                  "Notwithstanding the foregoing, no `Flip-In Date' shall occur solely as a result of the execution and delivery of, or the consummation of the transactions contemplated by, the Merger Agreement and the ancillary agreements thereto, including, without limitation, the Stock Option Agreement."

         3. Section 1.1 of the Agreement is hereby amended by adding the following sentence at the end of the definition of "Flip-Over Transaction or Event" contained in such Section:

                  "Notwithstanding the foregoing, no `Flip-Over Transaction or Event' shall occur solely as a result of the execution and delivery of, or the consummation of the transactions contemplated by, the Merger Agreement and the ancillary agreements thereto, including, without limitation, the Stock Option Agreement."

         4. Section 1.1 of the Agreement is hereby amended by adding the following sentence at the end of the definition of "Separation Time" contained in such Section:

                  "Notwithstanding the foregoing, neither the announcement of the execution and delivery of the Merger Agreement or of the calling of a shareholders meeting to approve and adopt the Merger Agreement nor the filing of the Proxy Statement/Prospectus (as defined in the Merger Agreement) or any amendment thereto nor any distribution of the prospectus contained therein nor any other action taken to facilitate the consummation of the transactions contemplated by the Merger Agreement and the ancillary agreements thereto shall be deemed the commencement of a tender or exchange offer for the purposes of this Agreement."

         5. Section 1.1 of the Agreement is hereby amended by adding the following sentence at the end of the definition of "Stock Acquisition Date" contained in such Section:

                  "Notwithstanding the foregoing, no `Stock Acquisition Date' shall occur solely as a result of the execution and delivery of, or the consummation of the transactions contemplated by, the Merger Agreement and the ancillary agreements thereto, including, without limitation, the Stock Option Agreement."

         6. Section 5.14 of the Agreement is hereby amended by adding the following sentence at the end thereof:

                  "The execution and delivery of, and the consummation of the transactions contemplated by, the Merger Agreement and Amendment No. 1 to this Agreement have been approved as of June 21, 2000 by the Board of Directors of the Company for all purposes under this Section 5.14."

         7. Terms used herein without definition, but defined in the Agreement, shall have the meanings assigned to them in the Agreement. Other than as amended hereby, all other provisions of the Agreement shall remain in full force and effect.

                            [Signatures on Next Page]

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested as of the day and year first above written.

                            PSS WORLD MEDICAL, INC.


                            By: /s/ Patrick C. Kelly
                            -------------------------------
                             Name:  Patrick C. Kelly
                             Title: Chief Executive Officer

                           CONTINENTAL STOCK TRANSFER
                           & TRUST COMPANY

                           By:      /s/ William F. Seegraber
                           ---------------------------------
                           Name:  William F. Seegraber
                           Title: Vice President

                             PSS WORLD MEDICAL, INC.

June 18, 2000


Continental Stock Transfer & Trust Company, as Rights Agent

Gentlemen:

         This is to certify that the attached Amendment No. 1 to Shareholder Protection Rights Agreement, dated as of June 21, 2000, satisfies the terms of the first sentence of Section 5.4 of the Shareholder Protection Rights
Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.

                            PSS WORLD MEDICAL, INC.


                            By: /s/ Patrick C. Kelly
                            -------------------------
                            Name:  Patrick C. Kelly
                            Title: Chief Executive Officer