Form 10-Q
period 2000-09-30
PSS WORLD MEDICAL INC
filed 2000-11-14
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2000
                                            ------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

                         Commission File Number 0-23832
                                                -------

                             PSS WORLD MEDICAL, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



                  Florida                                        59-2280364
                  -------                                        ----------
         (State or other jurisdiction                           (IRS employer
             of incorporation)                            Identification number)

           4345 Southpoint Blvd.
           Jacksonville, Florida                                    32216
           ---------------------                                    -----
         (Address of principal executive                        (Zip code)
             offices)


         Registrant's telephone number                         (904) 332-3000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         As of November 14, 2000 a total of 71,077,236 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                               September 30, 2000


                                      INDEX



                                                                                                       PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets - September 30, 2000 and March 31, 2000                      3
         Condensed Consolidated Statements of Operations -
              For the Three and Six Months Ended September 30, 2000 and 1999                                4
         Condensed Consolidated Statements of Cash Flows -
              For the Three and Six Months Ended September 30, 2000 and 1999                                5
         Notes to Condensed Consolidated Financial Statements -  September 30, 2000 and 1999                6
Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                          15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                 23
Item 2 - Change in Securities and Use of Proceeds                                                          23
Item 6 - Exhibits and Reports on Form 8-K                                                                  24

SIGNATURES                                                                                                 26


                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                   September 30,          March 31,
                                                                                        2000                2000
                                                                                 -------------------  ------------------
                                                                                    (Unaudited)               *
                                               ASSETS
Current Assets:
   Cash and cash equivalents                                                      $    42,151          $    60,414
   Marketable securities                                                                  985                4,328
   Accounts receivable, net                                                           284,218              284,441
   Inventories, net                                                                   172,561              178,038
   Employee advances                                                                    3,244                  973
   Prepaid expenses and other                                                          47,277               57,515
                                                                                 -------------------  ------------------
           Total current assets                                                       550,436              585,709

Property and equipment, net                                                            70,620               65,783
Other Assets:
   Intangibles, net                                                                   197,972              202,242
   Other                                                                               25,786               19,683
                                                                                 -------------------  ------------------
           Total assets                                                            $  844,814           $  873,417
                                                                                 ===================  ==================

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                $  115,661           $  124,448
   Accrued expenses                                                                    29,415               35,434
   Current maturities of long-term debt and capital lease obligations                     927                4,274
   Other                                                                                9,123                7,482
                                                                                 -------------------  ------------------
           Total current liabilities                                                  155,126              171,638
Long-term debt and capital lease obligations, net of current portion                  237,849              254,959
Other                                                                                   6,133                7,193
                                                                                 -------------------  ------------------
           Total liabilities                                                          399,108              433,790
                                                                                 -------------------  ------------------

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
       issued and outstanding                                                              --                   --
   Common stock, $.01 par value; 150,000,000 shares authorized, 71,077,236
       shares issued and   outstanding at September 30, 2000 and March 31, 2000           711                  711
   Additional paid-in capital                                                         348,701              349,186
   Retained earnings                                                                   99,069               90,951
   Cumulative other comprehensive income                                               (2,775)                (390)
                                                                                 -------------------  ------------------
                                                                                      445,706              440,458
   Unearned ESOP shares                                                                    --                 (831)
                                                                                 -------------------  ------------------
           Total shareholders' equity                                                 445,706              439,627
                                                                                 -------------------  ------------------
           Total liabilities and shareholders' equity                              $  884,814           $  873,417
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


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)





                                                        Three Months Ended                         Six Months Ended
                                              ----------------------------------------  ----------------------------------------
                                              September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                              -------------------  -------------------  -------------------  -------------------


Net sales                                     $    444,917         $    451,001         $    915,130         $    888,002
Cost of goods sold                                 340,888              337,186              698,047              666,960
                                              -------------------  -------------------  -------------------  -------------------
      Gross profit                                 104,029              113,815              217,083              221,042

General and administrative expenses                 66,636               66,625              136,401              124,652
Selling expenses                                    28,578               28,236               57,956               55,558
                                              -------------------  -------------------  -------------------  -------------------
      Income from operations                         8,815               18,954               22,726               40,832
                                              -------------------  -------------------  -------------------  -------------------

Other income (expense):
      Interest expense                              (4,687)              (2,862)              (9,723)              (6,376)
      Interest and investment income                   561                  477                1,260                  931
      Other income                                     715                7,293                1,527                8,354
                                              -------------------  -------------------  -------------------  -------------------
                                                    (3,411)               4,908               (6,936)               2,909
                                              -------------------  -------------------  -------------------  -------------------

Income before provision for income taxes and
   cumulative effect of accounting change            5,404               23,862               15,790               43,741
Provision for income taxes                           2,908                9,563                7,672               17,755
                                              -------------------  -------------------  -------------------  -------------------
Income before cumulative effect of                   2,496               14,299                8,118               25,986
accounting change
Cumulative effect of accounting change                  --                   --                   --               (1,444)
                                              -------------------  -------------------  -------------------  -------------------
Net income                                    $      2,496         $     14,299         $      8,118         $     24,542
                                              ===================  ===================  ===================  ===================

Earnings per share - Basic:
   Income before cumulative effect of
   accounting change                          $       0.04         $       0.20         $       0.11         $       0.37
   Cumulative effect of accounting change               --                   --                   --                (0.02)
                                              -------------------  -------------------  -------------------  -------------------
   Net income                                 $       0.04         $       0.20         $       0.11         $       0.35
                                              ===================  ===================  ===================  ===================

Earnings per share - Diluted:
   Income before cumulative effect of
   accounting change                          $       0.04         $       0.20         $        0.11        $       0.37
   Cumulative effect of accounting change               --                   --                   --                (0.02)
                                              -------------------  -------------------  -------------------  -------------------
   Net income                                 $       0.04         $       0.20         $        0.11        $       0.35
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


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                           Six Months Ended
                                                                                  ------------------------------------
                                                                                    September 30,     September 30,
                                                                                        2000               1999
                                                                                  ------------------ -----------------

Cash Flows From Operating Activities:
   Net income                                                                       $    8,118          $   24,542
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of accounting change                                               --               1,444
       Depreciation and amortization                                                    11,135               9,460
       Amortization of debt issuance costs                                                 403                 367
       Provision for doubtful accounts                                                   2,137               1,374
       Gain (loss) on sale of fixed assets                                                   7                 (33)
       Deferred compensation                                                                --                 132
       ESOP Amortization                                                                   345                  --
       Changes in operating assets and liabilities, net of effects from business acquisitions:
          Accounts receivable, net                                                      (1,913)            (21,140)
          Inventories                                                                    5,477              10,117
          Prepaid expenses and other current assets                                      2,965              (9,368)
          Other assets                                                                  (5,280)             (5,745)
          Accounts payable, accrued expenses and other liabilities                     (10,405)              7,278
                                                                                  ------------------ -----------------
              Net cash  provided by  operating activities                               12,989              18,428
                                                                                  ------------------ -----------------

Cash Flows From Investing Activities:
    Purchases of marketable securities                                                      --              (9,165)
    Capital expenditures                                                                (9,806)            (12,033)
    Proceeds from sales of fixed assets                                                     11                  38
    Purchases of businesses, net of cash acquired                                           --             (28,871)
    Payments on non-compete agreements                                                    (657)             (4,118)
                                                                                  ------------------ -----------------
              Net cash used in investing activities                                    (10,452)            (54,149)
                                                                                  ------------------ -----------------

Cash Flows From Financing Activities:
    Proceeds from borrowings                                                            60,000              33,500
    Repayment of borrowings                                                            (80,408)             (2,889)
    Principal payments under capital lease obligations                                     (49)               (163)
    Proceeds from issuance of common stock                                                  --                  34
    Other                                                                                 (343)                 41
                                                                                  ------------------ -----------------
              Net cash  (used in) provided by financing activities                     (20,800)             30,523
                                                                                  ------------------ -----------------
Net increase in cash and cash equivalents                                              (18,263)             (5,198)

Cash and cash equivalents, beginning of period                                          60,414              41,106
                                                                                  ------------------ -----------------
Cash and cash equivalents, end of period                                           $    42,151          $   35,908
                                                                                  ================== =================

                        The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




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


NOTE 2 - BUSINESS ACQUISITIONS

     Purchase Acquisitions

     There were no acquisitions during the three months ended September 30, 2000.

     During the three months ended September 30, 1999, the Company acquired certain assets and assumed certain liabilities of one physician supply and equipment distributor and five imaging supply and equipment distributors. The following is a summary of the transactions:

                                                     September 30, 1999
                                                     ------------------
     Number of acquisitions....................                6
     Total consideration.......................          $   34,724
     Cash paid, net of cash acquired...........              15,520
     Goodwill recorded.........................              19,045
     Value of Noncompete Agreements............               3,755

     The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition. Supplemental pro forma information, assuming these acquisitions had been made at the beginning of the year, is not provided, as the results would not be materially different from the Company's reported results of operations.

     These acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets of the acquired companies have been recorded at their estimated fair values at the dates of the acquisitions. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill and is amortized over 15 to 30 years. The accompanying consolidated financial statements reflect the final allocation of the purchase price for acquisitions accounted for under the purchase method of accounting.

     The terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $8.4 million (payable through fiscal 2003).

     During the three months ended September 30, 2000, there were earnout payments to two Imaging Business acquisitions totaling $1.9 million of which $1.8 million was accrued at September 30, 2000. These amounts were recorded as an adjustment to goodwill related to the acquisitions.


NOTE 3 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     Charges Included In General and Administrative Expenses

     In addition to normal general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                       Three Months Ended                    Six Months Ended
                                                -------------------------------     -----------------------------
                                                September 30,     September 30,     September 30,   September 30,
                                                    2000              1999              2000            1999
                                                -------------     -------------     -------------   -------------
    Merger costs and expenses                    $    1,584       $      (618)      $     3,159     $       (246)
    Restructuring costs and expenses                  1,013             7,706             2,253            8,219
    Other                                             1,634                --             2,420               --
                                                -------------     -------------     -------------   -------------
         Total                                   $    4,231        $    7,088       $     7,832      $     7,973
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

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. During the three and six months ended September 30, 2000, the Company expensed $1,271 and $2,542, respectively, related to the Retention Plans.

     In addition, merger costs and expenses for the three months ended September 30, 2000 and 1999 included $313 and $404, respectively, of merger charges expensed as incurred, which primarily related to branch shutdown and lease termination costs. At September 30, 1999, the Company reversed $1,022 of merger costs and expenses into income, which related to an over accrual for lease termination costs. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the merger plans.

     Restructuring Costs and Expenses

     Restructuring costs and expenses for the three months ended September 30, 2000 and 1999 included $1,013 and $2,739, respectively, of charges that were expensed as incurred, which primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, during the three months ended September 30, 1999, management approved and adopted a formal plan to restructure the company ("Plan C"). Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management. Refer to Note 4, Accrued Merger and Restructuring
     Costs and Expenses, for an update of the current status of this restructuring plan.

     Other

     During the three months ended September 30, 2000, the Company incurred $1,634 in legal and professional fees and other costs pursuant to the strategic alternative process announced in January 2000.

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

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheet, was $878 at September 30, 2000. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W X-Ray, Inc. ("S&W") with the Imaging
     Business. As of September 30, 2000, all of the employees have been terminated and all of the seven identified distribution facilities have been shut down. Therefore, all costs related to the merger plan had been incurred at September 30, 2000, except for lease termination costs for one location for which payment will extend through fiscal 2002. During the three months ended September 30, 2000, $22 of lease expense was charged against the accrual leaving a remaining accrual of $58.

     Nonsignificant Poolings-of-Interests Business Combination Plans

     The Imaging Business acquired TriStar Imaging Systems, Inc. ("TriStar") in October 1998, and management formalized and adopted an integration plan in late fiscal 1999 to integrate the operations of the acquired company. All costs related to the merger plan had been incurred at September 30, 2000, except for lease termination costs for which payment will extend through fiscal 2007. During the three months ended September 30, 2000, $31 of lease expense was charged against the accrual leaving a remaining accrual of $484.

     Nonsignificant Purchase Business Combination Plans

     The following accrued merger costs and expenses were recognized and additional goodwill was recorded at the date in which the integration plans were formalized and adopted by management. The following is a summary of the merger activity for the three months ended September 30, 2000 which related to three nonsignificant purchase business combinations consummated during fiscal 1999:

                                     Involuntary
                                       Employee       Lease
                                     Termination   Termination
                                        Costs         Costs          Total
                                     ------------- ------------- --------------
    Balance at June 30, 2000              $    17     $     357         $ 374
         Adjustments                           --            --            --
         Additions                             --            --            --
         Utilized                              10            28            38
                                     ------------- ------------- --------------
    Balance at September 30, 2000         $     7     $     329         $ 336
                                     ============= ============= ==============

     The Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. Approximately $286 of the $336 remaining accrued merger costs and expenses at September 30, 2000 relate to this integration plan. As of September 30, 2000, all locations have been shut down and all employees were terminated as a result of the plan. However, lease termination payments will extend through fiscal 2004.

     Summary of Accrued Restructuring Costs and Expenses

     Primarily as a result of the impact of the Gulf South merger, in order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company implemented a restructuring plan during the fourth quarter of fiscal 1998 that impacted all divisions ("Plan A"). The accruals related to Plan A were fully utilized at September 30, 2000. Subsequently, the Company adopted a second restructuring plan during the first quarter of fiscal 1999 related to the Gulf South division ("Plan B") to further consolidate its operations.

     During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for the GSMS division to Jacksonville, Florida where the corporate offices for the DI and PSS divisions exist. The Company implemented the restructuring plan during the second quarter of fiscal 2000 that impacted all divisions ("Plan C"). The total number of employees to be terminated was 272.

     During the fourth quarter of fiscal 2000, the Imaging Business' management made a discretionary decision to change its business strategy and the way it operates to improve future operations. These changes include restructuring the Imaging Business sales force, terminating approximately 50 service engineers, and closure of two distribution centers ("Plan D"). The accruals related to Plan D were fully utilized at September 30, 2000.

     Accrued restructuring costs and expenses related to Plans A, B, C and D, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $883 at September 30, 2000. The following is a summary of the restructuring plan activity for the three months ended September 30, 2000:


                                     Involuntary
                                       Employee       Lease         Branch
                                     Termination   Termination     Shutdown
                                        Costs         Costs          Costs          Total
                                     ------------- ------------- -------------- --------------
    Balance at June 30, 2000           $   106       $   712       $   331       $  1,149
         Adjustments                        --            --            --             --
         Additions                          --            --            --             --
         Utilized                           71           105            90            266
                                     ------------- ------------- -------------- --------------
    Balance at September 30, 2000      $    35       $   607       $   241       $    883
                                     ============= ============= ============== ==============

     Plan B

     As of December 31, 1999, all of the six locations had been shut down and all employees were terminated as a result of the plan. Approximately $126 of lease termination payments remain accrued at September 30, 2000 for which payments will extend through fiscal 2002.

     Plan C

     All employees have been terminated at March 31, 2000. Accrued restructuring costs and expenses related to Plan C at September 30, 2000 were approximately $757, of which $481 relates to lease terminations, $35 to involuntary employee terminations, and $241 to branch shut down costs. The Company is currently evaluating the remaining involuntary employee termination and branch shut down costs, and will complete this evaluation in the quarter ended December 31, 2000.


NOTE 5 - COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus direct adjustments to shareholders' equity. The following details the components of comprehensive income for the periods presented:

                                                         Three Months Ended                   Six Months Ended
                                                   -------------------------------    -----------------------------
                                                   September 30,     September 30,    September 30,   September 30,
                                                       2000              1999             2000            1999
                                                   -------------     -------------    -------------   -------------
     Net income..............................       $   2,496        $   14,299       $   8,118       $   24,540

     Other comprehensive (expense) income, net of tax:
         Foreign     currency     translation
         adjustment................                      (504)              304            (343)              41
         Unrealized loss on available for
         sale security                                   (534)               --          (2,041)              --
                                                   -------------     -------------    -------------   -------------
     Comprehensive income....................       $   1,458        $   14,603       $   5,734       $   24,581
                                                   =============     =============    =============   =============

NOTE 6 - EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                         Three Months Ended                   Six Months Ended
                                                   -------------------------------    -----------------------------
                                                   September 30,     September 30,    September 30,   September 30,
                                                       2000              1999             2000            1999
                                                   -------------     -------------    -------------   -------------

Net income...............................            $ 2,496           $ 14,299         $ 8,118        $ 24,540
                                                   =============     =============    =============   =============

 Earnings per share - Basic:
   Income  before  cumulative  effect  of
      accounting change..................            $  0.04           $  0.20          $  0.11        $  0.37

   Cumulative effect.....................                 --                --               --          (0.02)
                                                   -------------     -------------    -------------   -------------
   Net income............................            $  0.04           $  0.20          $  0.11        $  0.35
                                                   =============     =============    =============   =============

 Earnings per share - Dilutive:
   Income  before  cumulative  effect  of
      accounting change..................            $  0.04           $  0.20          $  0.11        $  0.37

   Cumulative effect.....................                 --                --               --          (0.02)
                                                   -------------     -------------    -------------   -------------
   Net income............................            $  0.04           $  0.20          $  0.11        $  0.35
                                                   =============     =============    =============   =============

Weighted average shares outstanding:
   Common shares.........................             71,187            70,905           71,187         70,889
   Assumed exercise of stock options.....                 19               224               71            289
                                                   -------------     -------------    -------------   -------------
   Diluted shares outstanding............             71,206            71,129           71,258         71,178
                                                   =============     =============    =============   =============


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

                                                              Three Months Ended               Six Months Ended
                                                        -----------------------------   -----------------------------
                                                        September 30,   September 30,   September 30,   September 30,
                                                            2000             1999            2000           1999
                                                        -------------   -------------   -------------   -------------
NET SALES:
   Physician Supply Business                             $   170,576     $   180,328     $  347,791      $  353,233
   Imaging Business                                          182,431         170,663        379,181         334,803
   Long-Term Care Business                                    88,806          92,089        180,003         184,292
   Other (a)                                                   3,104           7,921          8,155          15,674
                                                        -------------   -------------   -------------   -------------
       Total net sales                                   $   444,917     $   451,001     $  915,130      $  888,002
                                                        =============   =============   =============   =============
CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE
   EXPENSES:
   Physician Supply Business                             $        96     $     1,218     $      170      $    1,230
   Imaging Business                                              985           1,492          2,154           1,814
   Long-Term Care Business                                       238           3,437            625           3,988
   Other (a)                                                   2,912             941          4,883             941
                                                        -------------   -------------   -------------   -------------
       Total charges included in general and
               administrative expenses                   $     4,231     $     7,088     $    7,832      $    7,973
                                                        =============   =============   =============   =============

INCOME FROM OPERATIONS:
   Physician Supply Business                             $     7,039     $    11,959     $    18,626     $   23,217
   Imaging Business                                            1,997           6,444           5,493         13,404
   Long-Term Care Business                                     1,796             986           3,585          4,091
   Other (a)                                                  (2,017)           (435)         (4,978)           120
                                                        -------------   -------------   -------------   -------------
       Total income from operations                      $     8,815     $    18,954     $    22,726     $   40,832
                                                        =============   =============   =============   =============

DEPRECIATION:
   Physician Supply Business                             $     1,118     $       996     $     2,127     $    1,981
   Imaging Business                                              867             866           1,680          1,551
   Long-Term Care Business                                       463             465             924            811
   Other (a)                                                     112              35             219            100
                                                        -------------   -------------   -------------   -------------
       Total depreciation                                $     2,560     $     2,362     $     4,950     $    4,443
                                                        =============   =============   =============   =============

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
   Physician Supply Business                             $       431     $       545     $       859     $    1,063
   Imaging Business                                            2,015           1,431           4,020          2,697
   Long-Term Care Business                                       566             621           1,126          1,161
   Other (a)                                                     291             200             583            463
                                                        -------------   -------------   -------------   -------------
       Total amortization of intangible and other        $     3,303     $     2,797     $     6,588     $    5,384
               assets                                   =============   =============   =============   =============

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business                             $       279     $       273     $       202     $      266
   Imaging Business                                             (227)            585             140            243
   Long-Term Care Business                                       600             357           1,794            857
   Other                                                          --               8              --              8
                                                        -------------   -------------   -------------   -------------
       Total provision for doubtful accounts             $       652     $     1,223     $     2,136     $    1,374
                                                        =============   =============   =============   =============

CAPITAL EXPENDITURES:
   Physician Supply Business                             $     3,690     $     3,515     $     6,446     $    5,968
   Imaging Business                                            1,314           2,397           2,541          3,680
   Long-Term Care Business                                       190             723             390          1,852
   Other (a)                                                     205             251             429            533
                                                        -------------   -------------   -------------   -------------
       Total capital expenditures                        $     5,399     $     6,886     $     9,806     $   12,033
                                                        =============   =============   =============   =============

                                                         September 30, 2000             March 31, 2000
                                                         ------------------             --------------
ASSETS:
   Physician Supply Business                             $   248,962                     $   243,020
   Imaging Business                                          345,545                         346,073
   Long-Term Care Business                                   183,622                         182,024
   Other (a)                                                  66,685                         102,300
                                                         ------------------             --------------
       Total assets                                      $   844,814                     $   873,417
                                                         ==================             ==============
(a) Other includes the holding company and the
   International subsidiaries


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

     On September 30, 1999, DI entered into a three year distributorship agreement with an imaging supply vendor. The agreement stipulates that, among other things, in the event of termination of the agreement due to a change in control of DI, the Company will pay liquidated damages to the vendor in the amount of $250,000 times the number of months remaining under the agreement.

     The Company's trade receivables are subject to pre-petition bankruptcy risk relating to certain Gulf South customers that resulted from receivable balances outstanding prior to notification by these customers of their intent to seek Chapter 11 bankruptcy protection. In addition, the Company is subject to credit risk through the continued servicing of these customers on a post-petition basis with payments remitted under negotiated terms. As these customers are in the process of reorganization, the Company is not able to estimate the final collectability of the accounts. As of September 30, 2000, the balances subject to pre-petition bankruptcy risk totaled approximately $9.9 million and the total outstanding balances related to these customers totaled approximately $18.0 million. Based on information currently available, management believes the Company has recorded an appropriate reserve for these outstanding receivables.
     However, should circumstances change that would cause these balances to become uncollectible, the resulting bad debt charge would be material to the financial statements.

NOTE 9 - SUBSEQUENT EVENTS

     On October 2, 2000, the Company's chairman and chief executive officer resigned. In addition, subsequent to September 30, 2000, the Company severed several other officers as part of a restructuring plan. The Company is currently quantifying severance and other termination costs and will record an accrual during the quarter ending December 31, 2000 related to the resignation and restructuring plan.

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

     The Company, through its Physician Sales & Service division, is the leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 51 medical supply distribution service centers with approximately 685 sales representatives ("Physician Supply Business") serving over 100,000 physician offices (representing approximately 50% of all physician offices) in all 50 states. The Physician Supply Business' primary market is the approximately 400,000 physicians who practice medicine in approximately 200,000 office sites throughout the United States.

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

     Through its wholly owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 14 distribution service centers with approximately 121 sales representatives ("Long-Term Care Business") serving over 14,000 long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains representing over 17,000 long-term care sites.

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

     The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement to hospitals, long-term care facilities, and other health care providers have affected spending budgets in certain markets within the medical products industry. Recently, Congress has passed radical changes to reimbursements for nursing homes and home care providers. The industry has struggled with these changes and the ability of providers, distributors, and manufacturers to adopt to the changes is not yet determined. These changes also effect some distributors who directly bill the government for these providers. The industry estimates that approximately 19% of the beds represented by homes in the long-term care industry have filed for bankruptcy protection, which also is the Company's percentage for fiscal 2000.

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers along with the hospitals continue to consolidate. The consolidation creates new and larger customers. However, the majority of the market serviced by the Company remains a large number of small customers with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales and approximately 37% of Long-Term Care Business revenues for the three months ended September 30, 2000 represented sales to its top five customers. Three of the top five of these customers are currently in Chapter 11 bankruptcy reorganization and represent approximately 23.5% of the Long-Term Care Business revenues for the three months ended September 30, 2000. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the results of operations for the three and six months ended September 30, 2000 and 1999.


THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1999

     Net Sales. Net sales for the three months ended September 30, 2000 totaled $444.9 million, a decrease of $6.1 million, or 1.4%, over the three months ended September 30, 1999 total of $451.0 million. Net sales for the six months ended September 30, 2000 totaled $915.1 million, an increase of $27.1 million, or 3.1%, over the six months ended September 30, 1999 total of $888.0 million. During the three months ended September 30, 2000, the Company's sales continued to be impacted by the disruption caused by the strategic alternatives process that ended in September 2000. This impact was partially offset by the implementation of strategies to mitigate vendor supply issues and long-term care industry issues experienced in the fourth quarter of fiscal 2000 that continued into the current fiscal year. These strategies include (i) converting and replacing manufacture recalled products in the Physician division, (ii) replacing the revenues interrupted by supplier backorders with new products in the Imaging division, and (iii) maintaining revenue while tightening credit policies in the Long-term Care division.

     Gross Profit. Gross profit for the three months ended September 30, 2000 totaled $104.0 million, a decrease of $9.8 million, or 8.6%, over the three months September 30, 1999 total of $113.8 million. Gross profit for the six months ended September 30, 2000 totaled $217.1 million, a decrease of $3.9 million, or 1.8%, over the six months September 30, 1999 total of $221.0 million. Gross profit as a percentage of net sales was 23.4% and 25.2% for the three months ended September 30, 2000 and 1999, respectively. Gross profit as a percentage of net sales was 23.7% and 24.9% for the six months ended September 30, 2000 and 1999, respectively. The decrease in gross profit as a percent of net sales is attributable to (i) the increased mix of the Imaging division revenues as a percent of total revenues, (ii) the vendor supply interruption in the Physician and Imaging businesses that primarily impacted higher margin products, partially offset by (iii) an increase in the sales of higher margin private label products.

     Beginning in fiscal 1999 and continuing into fiscal 2001, the Company has experienced margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to the implementation of PPS. The Company expects this trend to continue in the Long-Term Care Business.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2000 and 1999 totaled $66.6 million. General and administrative expense as a percentage of net sales increased to 15.0% from 14.8% for the comparable three-month period. General and administrative expenses for the six months ended September 30, 2000 totaled $136.4 million, an increase of $11.7 million, or 9.4%, from the six months ended September 30, 1999 total of $124.7 million. General and administrative expense as a percentage of net sales increased to 14.9% from 14.0% for the comparable six-month period.

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

     Selling Expenses. Selling expenses for the three months ended September 30, 2000 totaled $28.6 million, an increase of $0.4 million, or 1.4%, over the three months ended September 30, 1999 total of $28.2 million. Selling expense as a percentage of net sales was approximately 6.4% and 6.3% for the three months ended September 30, 2000 and 1999. Selling expenses for the six months ended September 30, 2000 totaled $58.0 million, an increase of $2.4 million, or 4.3%, over the six months ended September 30, 1999 total of $55.6 million. Selling expense as a percentage of net sales was approximately 6.3% for the six months ended September 30, 2000 and 1999. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

     Operating Income. Operating income for the three months ended September 30, 2000 totaled $8.8 million, a decrease of $10.2 million, or 53.7%, over the three months ended September 30, 1999 total of $19.0 million. As a percentage of net sales, operating income decreased to 2.0% from 4.2% from the comparable prior year period primarily due to the impact of the factors described above. Operating income for the six months ended September 30, 2000 totaled $22.7 million, a decrease of $18.1 million, or 44.4%, over the six months ended September 30, 1999 total of $40.8 million. As a percentage of net sales, operating income decreased to 2.5% from 4.6% from the comparable prior year period primarily due to the impact of the factors described above.

     Interest Expense. Interest expense for the three months ended September 30, 2000 totaled $4.7 million, an increase of $1.8 million, or 62.0%, over the three months ended September 30, 1999 total of $2.9 million. Interest expense for the six months ended September 30, 2000 totaled $9.7 million, an increase of $3.3 million, or 51.6%, over the six months ended September 30, 1999 total of $6.4 million. The increase in interest expense for the three and six month periods is primarily attributable to higher debt balances under the revolving credit facility over the prior year period primarily due to acquisitions completed during fiscal 2000.

     Interest and Investment Income. Interest and investment income for the three months ended September 30, 2000 totaled $0.6 million, an increase of $0.1 million, or 20%, over the three months ended September 30,1999 total of $0.5 million. Interest and investment income for the six months ended September 30, 2000 totaled $1.3 million, an increase of $0.4 million, or 44.4%, over the six months ended September 30, 1999 total of $0.9 million.

     Other Income. Other income for the three months ended September 30, 2000 totaled $0.7 million, a decrease of $6.6 million, or 90.4%, over the three months ended September 30, 1999 total of $7.3 million. Other income for the six months ended September 30, 2000 totaled $1.5 million, a decrease of $6.8 million, or 81.9%, over the six months ended September 30, 1999 total of $8.3 million. Normally, other income primarily consists of finance charges on customer accounts and financing performance incentives. The decrease is primarily attributable to a $6.5 million favorable medical x-ray film anti-trust settlement claim received in the prior fiscal year that is nonrecurring in the current fiscal year.

     Provision for Income Taxes. Provision for income taxes for the three months ended September 30, 2000 totaled $2.9 million, a decrease of $6.7 million, or 69.8%, over the three months ended September 30, 1999 total of $9.6 million. The effective income tax rate was approximately 53.8% and 40.0% for the three months ended September 30, 2000 and 1999, respectively. Provision for income taxes for the six months ended September 30, 2000 totaled $7.7 million, a decrease of $10.1 million, or 56.7%, over the six months ended September 30, 1999 total of $17.8 million. The effective income tax rate was approximately 48.6% and 40.6% for the six months ended September 30, 2000 and 1999, respectively. The effective tax rate is generally higher than the Company's statutory rate due to the to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary.

     Net Income. Net income for the three months ended September 30, 2000 totaled $2.5 million, a decrease of $11.8 million, or 82.5%, over the three months ended September 30, 1999 total of $14.3 million. As a percentage of net sales, net income decreased to 0.6% from 3.2% for the comparable prior year period primarily due to the factors described above. Net income for the six months ended September 30, 2000 totaled $8.1 million, a decrease of $16.4 million, or 66.9%, over the six months ended September 30, 1999 total of $24.5 million. As a percentage of net sales, net income decreased to 0.9% from 2.8% for the comparable prior year period primarily due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the need to finance acquisitions and anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations, revolving credit borrowings and proceeds from any future public offerings.

     Net cash provided by operating activities was $13.0 million and $18.4 million for the six months ended September 30, 2000 and 1999, respectively. The variation in operating cash flows primarily results from a decrease in operating income as discussed in prior sections of the MD&A.

     Net cash used in investing activities was ($10.5) million and ($54.1) million for the six months ended September 30, 2000 and 1999, respectively. The decrease in cash outflows from investing activities primarily results from a reduction of purchase business combinations over the prior comparable period and a reduction in investments made in marketable securities.

     Net cash (used in) provided by financing activities was ($20.8) million and $30.5 million for the six months ended September 30, 2000 and 1999, respectively. During the current fiscal year, the increase in cash outflows for financing activities primarily results from a net $20 million repayment on the revolving credit facility and other debt. During the prior fiscal year, cash provided by financing activities was primarily used to fund purchase business acquisitions.

     The Company had working capital of $395.3 million and $414.1 million as of September 30, 2000 and March 31, 2000, respectively. Accounts receivable, net of allowances, were $284.2 million and $284.4 million at September 30, 2000 and March 31, 2000. The average number of days sales in accounts receivable outstanding was approximately 55.9 and 55.8 days for the six months ended September 30, 2000 (annualized) and the year ended March 31, 2000, respectively. For the six months ended September 30, 2000, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized days sales in accounts receivable of approximately 51.7, 45.6, and 81.2 days, respectively.

     Inventories were $172.6 million and $178.0 million as of September 30, 2000 and March 31, 2000, respectively. The Company had inventory turnover of 8.0x for the six months ended September 30, 2000 (annualized) and the year ended March 31, 2000. For the six months ended September 30, 2000, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 7.0x, 8.9x, and 8.5x, respectively.

     The following table presents EBITDA and other financial data for the three and six months ended September 30, 2000 and 1999 (in thousands):



                                                                      Three Months Ended                 Six Months Ended
                                                                -------------------------------    -----------------------------
                                                                September 30,     September 30,    September 30,   September 30,
                                                                    2000              1999             2000           1999
                                                                -------------     -------------    -------------   -------------
       Other Financial Data:
          Income before provision for income taxes and
             cumulative effect of accounting change              $   5,404         $  23,862        $  15,790      $  43,740
          Plus:  Interest Expense                                    4,687             2,862            9,723          6,376
                                                                -------------     -------------    -------------   -------------
          EBIT (a)                                                  10,091            26,724           25,513         50,116
          Plus:  Depreciation and amortization                       5,661             4,975           11,135          9,460
                                                                -------------     -------------    -------------   -------------
          EBITDA (b)                                                15,752            31,699           36,648         59,576
          Unusual Charges Included in Continuing Operations          4,231             7,088            7,832          7,973
          Cash Paid For Unusual Charges Included in Continuing      (4,513)           (5,662)          (7,276)        (9,046)
             Operations
                                                                -------------     -------------    -------------   -------------
          Adjusted EBITDA (c)                                       15,470            33,125           37,204         58,503

          EBITDA Coverage (d)                                          3.4x             11.1x             3.8x          9.3x
          EBITDA Margin (e)                                            3.5%              7.0%             4.0%          6.7%
          Adjusted EBITDA Coverage (f)                                 3.3x             11.6x             3.8x          9.2x
          Adjusted EBITDA Margin (g)                                   3.5%              7.3%             4.1%          6.6%

          Cash provided by operating activities                                                     $    13.0      $   18.4
          Cash used in investing activities                                                             (10.5)        (54.1)
          Cash (used in) provided by financing activities                                               (20.8)         30.5



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

     Effective September 30, 2000, the Company obtained a limited waiver to its senior revolving credit agreement for failure to meet the criteria for the fixed charge coverage ratio and the leverage ratio for the fiscal quarter ended September 30, 2000. Until December 15, 2000, this limited waiver waives compliance with the requirements that (i) the fixed charge coverage ratio for the fiscal quarter ended September 30, 2000 not be less than 1.5 to 1.0 and (ii) the leverage ratio for the fiscal quarter ended September 30, 2000 not be greater than 4.30 to 1.00. If the Company does not obtain a permanent waiver or amendment of such provision by December 15, 2000, an Event of Default will occur under the senior revolving credit agreement. The Company is in discussion with the lenders under its senior revolving credit agreement regarding an amendment and management anticipates that it will obtain such amendment. However, there can be no assurance that such an amendment will be executed on or prior to December 15, 2000, if at all.

     As of September 30, 2000, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital and capital expenditures for the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, the Company did not hold any derivative financial or commodity instruments. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. The Company's interest rate risk is related to its Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under its Credit Facility, which bear interest at variable rates, at the Company's option, at either the lender's base rate plus 0.625% (10.125% at September 30, 2000) or LIBOR plus 1.625% (a weighted average of 8.3% at September 30, 2000).

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

     (b)      Not applicable.

     (c)      Not applicable.

     (d)      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit
Number                                   Description
-------        -----------------------------------------------------------------


  3.1 Amended and Restated Articles of Incorporation dated March 15, 1994, as amended.(11)
  3.2           Amended and Restated Bylaws dated March 15, 1994.(1)
  4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(2)
  4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salomon Brothers Inc.and NationsBanc Montgomery Securities, Inc.(2)
  4.3 Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Private Notes).(2)
  4.4 Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(2)
  4.5 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(10)
  4.5a Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.(15)
  10.1          Incentive Stock Option Plan dated May 14, 1986.(3)
  10.2          Amended and Restated Directors Stock Plan.(6)
  10.3          Amended and Restated 1994 Long-Term Incentive Plan.(6)
  10.4          Amended and Restated 1994 Long-Term Stock Plan.(6)
  10.5          1994 Employee Stock Purchase Plan.(4)
  10.6          1994 Amended Incentive Stock Option Plan.(3)
  10.7          PSS World Medical, Inc. 1999 Long-Term Incentive Plan(13)
  10.8 Distributorship Agreement between Abbott Laboratories and PSS World Medical, Inc. (Portions omitted pursuant to a request for confidential treatment -- Separately filed with Commission).
  10.9 Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(5)
  10.10         Amendment to Employee Stock Ownership Plan.(6)

Exhibit
Number                                   Description
-------        -----------------------------------------------------------------
  10.10b        First Amendment to the Physician Sales and Service, Inc.
                Employee  Stock  Ownership and Savings Plan.(6)
  10.11         Agreement and Plan of Merger dated December 14, 1997 by and among the Company,  PSS Merger Corp.
                and Gulf South Medical Supply, Inc.(9)
  10.12         Credit Agreement dated as of February 11, 1999 among the
                Company, the several lenders from time to time hereto and
                NationsBank, N.A., as Agent and Issuing Lender.(12)
  10.13         First Amendment dated as of October 20, 1999 to the Credit
                Agreement dated as of February 11, 1999
                among the Company, the several lenders from time to time hereto and NationsBank, N.A. as Agent and Issuing Lender.(14)
  10.14         Second Amendment dated as of July 26, 2000 to the Credit
                Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A.
                as Agent and Issuing Lender.
  10.15         Limited waiver dated as of November 14, 2000 to the Credit
                Agreement dated as of February 11, 1999 among the Company, the several lenders from time to time hereto and NationsBank, N.A.
                as Agent and Issuing Lender.
  27            Financial Data Schedule (for SEC use only)



(1) Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(2) Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(3) Incorporated by Reference from the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(4) Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(7) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(8) Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 3, 1997.
(9) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-33453.
(10) Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(11) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(12) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(13) Incorporated by Reference to the Company's Current Report on Form 8-K, filed February 23, 1999.
(14) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(15) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999.
(16) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.


     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended September 30, 2000:

         ----------------------------- -----------------------------------------
         Date of Report                Items Reported
         ----------------------------- -----------------------------------------
         September 5, 2000             Announcing the termination of the merger
                                       agreement between the Company and Fisher
                                       Scientific International, Inc.
         ----------------------------- -----------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 14, 2000.

                                        PSS WORLD MEDICAL, INC.

                                        By:  /s/ David A. Smith
                                           -----------------------------
                                           David A. Smith,
                                           President and Chief Financial Officer

Exhibit 10.8
                            DISTRIBUTORSHIP AGREEMENT

         THIS DISTRIBUTORSHIP AGREEMENT ("Agreement') is made and entered into by and between ABBOTT LABORATORIES INC., a Delaware corporation with offices located at 100 Abbott Park Road, Abbott Park, Illinois 60064 ("Abbott) and a wholly owned subsidiary of Abbott Laboratories, an Illinois corporation, and PSS WORLD MEDICAL, INC., a Florida corporation with offices located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216 ("PSS"), and effective as of
(i) November 1, 2000 if the merger ("Merger") of PSS with Fisher Scientific International Inc. ("Fisher") pursuant to the Agreement and Plan of Merger dated as of June 21, 2000 among Fisher, FSI Merger Corporation ("FSI") and PSS has been consummated on or before November 1, 2000, or (ii) December 1, 2000 if the Merger has not been consummated on or before November 1, 2000 ("Effective Date").

                                    RECITALS

         WHEREAS, Abbott markets a broad line of diagnostic and other health care products manufactured by its parent company, Abbott Laboratories, throughout the world;
         WHEREAS, PSS is a physician supply company which distributes various diagnostic and other health care products to physicians in the United States;
         WHEREAS, Abbott desires to renew the appointment of PSS as an exclusive distributor (with certain exceptions) of certain Abbott diagnostic products in the United States under the terms and conditions stated below; and
         WHEREAS, PSS desires to accept such appointment from Abbott under the terms and conditions stated below; NOW, THEREFORE, in consideration of the premises and the mutual promises contained herein, the parties agree as follows:

                                    ARTICLE 1

                                   DEFINITIONS

         As used in this Agreement, the following terms shall have the meanings set forth below:

         1.1 "Abbott Trademarks/Trade Names" shall mean the Abbott-owned trademarks and trade names used by Abbott, its Affiliates (as defined in Section 1.2) and authorized distributors with the Products (as defined in Section 1.9). A current list of such Abbott Trademarks/Trade Names is included within Exhibit
1.1 attached hereto and incorporated herein.
         1.2 "Affiliate" shall mean, with respect to a party, any other business entity which directly or indirectly controls, is controlled by, or is under common control with, such party. A business entity or party shall be regarded as in control of another business entity if it owns, or directly or indirectly controls, at least thirty percent (30%) of the Voting stock or other ownership interest of the other business entity, or if it directly or indirectly possesses the power to direct or cause the direction of the management and policies of the other business entity by any means whatsoever.
         1.3 "Commercially Reasonable Best Efforts" shall mean the commercially reasonable best efforts of the party referenced, as such party is constituted as of September 1, 2000, and shall not be deemed to take into account the commercial interests of any other party with whom such party may become affiliated after September 1, 2000.
         1.4 "Contract Quarter" shall be consistent with calendar quarters during the Term (as defined in Section 8.1).
         1.5 "Contract Year" shall mean the twelve (12,) month period beginning on April 1, 2001 and each subsequent twelve (12) month period during the Term, provided that effective as of the Merger, "Contract Year" shall mean the twelve
(12) month period beginning on January 1, 2001 and each subsequent twelve (12) month period during the Term.
         1.6 "FDA" shall mean the United States Food and Drug Administration and any successor agency thereto.
         1.7 "Instruments" shall mean Abbott diagnostic instruments included within the list of Products.
         1.8 "Physician Customers" shall mean all physicians in the Territory (as defined in Section 1.10) practicing in offices with twenty-four (24) or fewer physicians located at a single geographic office site, excluding those listed in Exhibit 1.8. The Physician Customers covered by this Agreement shall also be subject to change by mutual agreement of the parties pursuant to
Section 2.3.

         1.9  "Products"  shall mean the Abbott  diagnostic  products  listed in
Exhibit 1.1, which may be amended from time to time by the addition or deletion of new or existing Abbott diagnostic products to such list, upon prices and terms to be mutually agreed upon pursuant to Sections 2.3 or 3.13(f).
         1.10 "Territory" shall mean the fifty (50) United States of America and the District of Columbia. Additional terms used in specific Sections of this Agreement shall be defined in such Sections.

                                    ARTICLE 2

                          APPOINTMENT AND AUTHORIZATION

         2.1 Appointment. During the Term, Abbott hereby appoints PSS as its exclusive distributor of Products to Physician Customers, subject to the other terms and conditions of this Agreement, and PSS hereby accepts such appointment from Abbott, provided that Physician Customers in the Territory may contract and have Products shipped to them directly from Abbott or through redistribution agreements or arrangements directly with or directly by hospitals or healthcare institutions formally affiliated with such Physician Customers (but not by non-hospital-owned distribution companies which service hospitals or healthcare institutions and other than by such Physician Customers having admitting or staff privileges at such hospitals or institutions). Abbott shall take all steps Abbott deems reasonably necessary to prevent unauthorized parties from distributing Products to Physician Customers.
         2.2 Authorization. Abbott hereby authorizes PSS to represent itself as Abbott's exclusive authorized distributor of Products to Physician Customers in the Territory using Abbott Trademarks/Trade Names, provided that PSS shall not disseminate or publish any written promotional materials or advertisements intended for customer distribution representing itself as such without Abbott's prior written approval, which approval shall not be unreasonably withheld. PSS shall forward any written promotional materials or advertisements requiring Abbott's approval pursuant to the terms of this Section 2.2 to the attention of Vice President U.S. Marketing Dept., 939 Bldg. AP6C5, 100 Abbott Park Road, Abbott Park IL 60064. Abbott shall review and comment on such written promotional materials or advertisements within forty-five

  (45) days after receipt thereof from PSS. If Abbott does not respond during such forty-five (45) day period, such promotional materials shall be deemed approved.
         2.3 Changes to Physician Customers and Products. The Physician Customers to be supplied with Products by PSS hereunder shall be subject to adjustment by mutual written agreement of the parties upon review during the Annual Goal Setting Meeting (as hereinafter defined) to reflect changes in market conditions, including, but not limited to, legal or regulatory changes, health care reform, and expansion of integrated health networks. The parties acknowledge that one purpose of such annual review of market conditions shall be to address and correct issues which may arise if consolidation in the physician market occurs to an extent that the total market of physicians practicing in offices with twenty-four (24) or fewer physicians materially decreases. During each Annual Goal Setting Meeting, the parties shall also discuss in good faith whether to add or delete any new or existing Abbott diagnostic products to the list of Products, with the objective of providing at least three (3) months lead-time before such diagnostic products are added to or deleted from the list of Products to facilitate PSS's compliance with its obligations under Section
3.13. If the parties mutually agree to any changes in the Physician Customers or Products subject to this Agreement, the parties shall take such changes into consideration in establishing the annual goals, compensation plans and promotional funding at the Annual Goal Setting Meeting.

                                    ARTICLE 3

                                 PSS OBLIGATIONS

         3.1 FDA  Registration.  During the Term,  subject to the  provisions of
Section 4.5, PSS shall apply for, shall use Commercially Reasonable Best Efforts to obtain and shall maintain any FDA registrations or approvals and other regulatory registrations and approvals that are required for the performance of its obligations under this Agreement, including but not limited to an FDA Medical Device Registration Certificate if the FDA requires medical device distributors to maintain such certificates. Upon Abbott's request, PSS shall provide Abbott with copies of all such registrations and approvals. The parties acknowledge their mutual belief that PSS is not required to be registered as a medical device distributor with the FDA as of the Effective Date. If PSS should be required to be registered as a medical device distributor because of its distribution of Products, then PSS and Abbott shall share equally in the cost of such registration. If either Abbott or PSS determines that such registration costs are unacceptable, such party shall give written notice of its intent to terminate this Agreement within thirty (30) days of the effective date of such registration requirement, such termination to take effect sixty (60) days after the effective date of such requirement.
         3.2 Promotional Activities. During the Term, PSS shall use its Commercially Reasonable Best Efforts to promote Products to Physician Customers in the Territory, including, but not limited to, the following activities:
                  (a) Product Promotional  Materials.  PSS shall make reasonably diligent use of such promotional materials for the Products as Abbott may furnish to PSS from time to time pursuant to Section 4.1. In addition, PSS may, at its own expense, develop and use its own promotional materials for the Products, provided such promotional materials are reviewed and approved in writing by Abbott prior to use pursuant to Section 2.2.
                  (b)      Sales Force.  PSS shall retain an adequately sized,
         trained and motivated sales force to promote the Products to Physician Customers in the Territory.
                  (c)      Compensation of Sales Force.  PSS shall develop and
         implement a separate sales force commission/compensation program for the Products in accordance with Section 33(a).
                  (d) Sales Calls. PSS sales representatives shall make adequate sales calls to Physician Customers to promote actively the Products in a manner consistent with PSS's current call frequency with the
         objective  of   maintaining   a  high  level  of   Physician   Customer
         satisfaction.
                  (e) Trade Shows.  Upon  Abbott's  request,  PSS shall  provide personnel to assist Abbott in Abbott's participation in conferences, conventions, exhibits and trade shows promoting the Products to Physician Customers in the Territory in such manner as may be mutually agreed upon. Abbott shall provide PSS with appropriate prior written notice of such conferences, conventions, exhibits and trade shows.
                  (f)  Degree  of  Efforts.  PSS shall use a degree of effort in promoting the Products to Physician Customers in the Territory that is at least as high as the degree of effort PSS uses to promote its most important products to Physician Customers in the Territory, including but not limited to designating Abbott as a preferred supplier of selected products in PSS's "CAN DO" and Platinum Sales Promotion Programs or any equivalent supplier emphasis programs and placing a high degree of PSS leadership emphasis on the sale of Products, subject to the terms and conditions of such programs.
                  (g) Placement of Instruments.  PSS shall use its  Commercially
         Reasonable Best Efforts to place Instruments with Physician Customers by (i) sale, (ii) lease/rental, or (iii) for AXSYM(R) and IMx(R)
         Instruments only, participation in Abbotts Reagent Agreement Plan Program ("RAP Program"), whereby Physician Customers shall be allowed the use of an AXSYM(R) or IMx(R) Instrument in consideration for purchasing from PSS certain minimum quantities of AXSYM(R) or IMx(R) Reagent Products, as the case may be. PSS shall be responsible for making any necessary contractual arrangements with Physician Customers for the sale or lease/rental of Instruments, and Physician Customers who elect to receive an AXSYM(R) or IMx(R) Instrument by participation in the RAP Program shall enter into a written agreement with Abbott in the form of Exhibit 3.2 attached hereto and incorporated herein or in any other form approved in advance and in writing by Abbott, under the RAP Program participation criteria and conditions set forth in Exhibit 3.2.
                  (h) Abbott Presence at Sales Meetings.  PSS shall allow Abbott representatives to attend all PSS national sales/marketing meetings. PSS's charge to Abbott to attend national sales/marketing meetings has been included in Abbott's promotional/sales support payment set forth in Section 4.4. PSS shall allow Abbott representatives to attend all PSS regional and branch sales/marketing meetings free of charge. PSS shall provide Abbott with appropriate prior written notice of all such national, regional and district branch meetings.
                  3.3 Sale and Distribution of Products. During the Term, Abbott
shall sell to PSS and PSS shall purchase from Abbott PSS's total requirements of Products for distribution to Physician Customers, subject to the following conditions:
                  (a) Annual  Goal  Setting.  Abbott and PSS shall meet no later than December 15 of each calendar year during the Term to establish annual goals, review compensation plans for each party, mutually agree on rules for use of promotional funding as set in Section 4.4, set dates for Quarterly Reviews and discuss any Physician Customer and/or Product changes (the "Annual Goal Setting Meeting'). PSS shall develop and review its sales force commission/ compensation program, particularly as it relates to the sale of Products, during the Annual Goal Setting Meeting. The strategic intent of the PSS sales force compensation program for Products, as set forth in this Section, is to achieve the objectives of this Agreement. Any branch bonus plan established by PSS shall assign equal weight to achievement of each element of the plan and/or assign equal or greater weight to achievement of Abbott element of the plan.
                  The sales force  compensation  program  with respect to IMx(R)
         and AXSYM(R) Products shall be calculated on a customer account basis and shall provide for higher commissions on IMx(R) and AXSYM(R) Products compared to products of other vendors sold by the PSS sales force with similar gross margins, provided that such program shall not negatively impact commissions on other products sold to such accounts or to other accounts by PSS sales representatives. The sales force compensation program with respect to IMx(R) and AXSYM(R). Products may also provide for reduced commissions on a customer account basis compared to products of other vendors sold by the PSS sales force with similar margins for PSS sales representatives whose IMx(R) and AXSYM(R) Product sales to such account decline after the Effective Date. The sales force compensation program with respect to all non IMx(R) and AXSYM(R) Products shall provide for, at minimum, similar commissions compared to products of other vendors sold by the PSS sales force with similar margins.
                  PSS shall share growth performance  incentives generated under this Agreement among PSS sales representatives based upon each representative's sales of Products. PSS shall not impose new customer fees or increase existing fees that disproportionately burden Product sales without the prior written approval of Abbott. The commission structure, branch goals, bonus or sales loads defined at each Annual Goal Setting, Meeting shall not be materially altered without Abbott's prior written approval. The following issues shall also be discussed at the Annual Goal Setting Meeting (i) perceived gaps in product availability, including plans to pursue alternative vendors and new and/or alternative Abbott products, (ii) internal accounting and/or financial policy changes that may materially affect the other party,

         (iii) appropriate responses to declining or obsolete Products, and (iv) any other topic a party deems relevant.
                  Prior to each  January  1  following  an Annual  Goal  Setting
         Meeting during the Term, Abbott and PSS shall enter into a letter agreement setting forth sales goals, amounts and forms of marketing/promotional funds to be paid by Abbott, including conditions thereto, and minimum numbers of Abbott sales support representatives and PSS sales representatives. In the event that PSS and Abbott are unable to agree upon sales goals for any Contract Year within thirty
         (30) days of the applicable Annual Goal Setting Meeting, the sales goals for such Contract Year shall be set at [***] in excess of the sales goals for the prior Contract Year, on a category-by-category basis. If either Abbott or PSS determines that such [***] default increase is unacceptable, such party shall give written notice of its intent to terminate this Agreement within thirty (30) days of the applicable Annual Goal Setting Meeting, such termination to take effect sixty (60) days after such Annual Goal Setting Meeting. If PSS demonstrates to Abbott's reasonable satisfaction that PSS has experienced a loss in sales or market share of Abbott TestPack(R), TestPack Plus, Signify(R) or FlexSure(R) ("Rapid Products") of [***] or more due to entry into the market of a competitive product, PSS and Abbott shall renegotiate the goals established with respect to such Product. In the event that the parties are unable to successfully renegotiate such goals, PSS shall promptly discontinue sales of Rapid Products and Abbott shall thereafter be responsible for all sales of Rapid Products to Physician Customers in the Territory.
                  (b) Purchase of Products for Resale. PSS shall purchase Products from Abbott solely for resale to Physician Customers in the Territory for their own use. PSS may not resell or otherwise transfer or exchange Products to any parties (i) in the Territory other than Physician Customers, (ii) identified by Abbott as diverters, provided that Abbott shows reasonable evidence supporting such identification, or (iii) outside of the Territory. Upon reasonable prior notice and at mutually agreeable times, Abbott may, at Abbott's expense, audit PSS's sales records to verify PSS's compliance with its obligations under this Section 3.3(b) in accordance with the audit procedures set forth in Exhibit 3.3(b).

        3.4 Purchase Prices. PSS's purchase prices for the Products as of the Effective Date are set forth in Exhibit 3.4(a) [***] attached hereto and incorporated herein, subject to the IMx(R)/AXSYM(R) incentive system set forth in Exhibit 3.4(b), attached hereto and incorporated herein.
                  (a) Price Adjustments. After the first anniversary of this Agreement Abbott may increase purchase prices on a Product-by-Product basis, provided that the net effect of any such price increase on PSS's sales price to Physician Customers shall not exceed any price increase to Physician Customers purchasing Products directly from Abbott as described in Exhibit 3.4(c), upon forty-five (45) days' prior written notice to PSS, and no more than once per Contract Year. Abbott price increases to PSS are in no way contingent upon PSS agreeing to increase prices to their Physician Customers nor their effectiveness in increasing prices to their Physician Customers. Abbott will review with PSS the market and industry data supporting such increases prior to such written notice.
                  (b) Resale Prices. PSS shall set its own prices for resale of the Products to Physician Customers provided that Abbott may, at its option, suggest resale prices to PSS. Abbott shall not publish such suggested resale prices except for Abbott's published price catalogs and list prices which are made available to all Abbott diagnostic customers.
         3.5 Other Terms and Conditions of Sale. PSS's purchase of Products from Abbott hereunder shall also be subject to the following terms and conditions of sale:
                  (a) Payment Terms. Payment terms for all shipments of Products to PSS shall be net thirty (30) days from the date of Abbott's invoice to PSS for each shipment of Products, provided that Abbott shall not invoice PSS until the date of actual Product shipment.
                  (b) Order Entry. PSS shall use its normal purchase order forms to order Products from Abbott hereunder, provided that such purchase orders may specify only the description and quantities of Products ordered (including identification of Products by the appropriate Abbott product list numbers), the requested shipment date, and the shipment destination. Any other terms and conditions stated on such purchase orders shall not be applicable to purchases hereunder.

                  (c) Delivery. Abbott shall use its Commercially Reasonable Best Efforts to ship Products to PSS, F.O.B. Abbott's manufacturing facilities in accordance with PSS's requested delivery dates, except as otherwise provided in Exhibit 3.5(c) attached hereto and incorporated herein. Such shipments shall be sufficient in amount and sufficiently timely to permit PSS to meet its customer order fill rate standards set forth in Section 3.6 hereof. Except as otherwise mutually agreed, Abbott shall ship Instruments directly to Physician Customers. Abbott shall select the carriers for all shipments of Products hereunder, provided that (i) Abbott shall use its Commercially Reasonable Best Efforts to select carriers offering competitive prices with reasonably satisfactory quality and reliability standards and (ii) PSS may suggest alternate carriers for Abbott's consideration if PSS believes cost savings can be achieved with alternate carriers having comparable quality and reliability to Abbott's designated carrier(s). Except as provided in Exhibit 3.5(c), PSS shall be responsible for shipping charges for the Products (including any Products shipped directly to Physician Customers), which shall be added to Abbott's invoices to PSS, provided that PSS shall be entitled to shipping charge discounts in accordance with Exhibit 3.5(c). Title and risk of loss shall pass to PSS upon delivery of the Products to the carrier for shipment.
                  (d) Returns. Except for return of any defective Products which do not comply with the applicable warranty for repair or replacement by Abbott and other returns authorized in accordance with the Returned Goods Policy set forth in Exhibit 3.5(d) attached hereto and incorporated herein, all sales of the Products are final and no Products may be returned without Abbott's prior written consent. Upon PSS's request, and with Abbott's approval, which approval shall not be unreasonably withheld, Abbott shall refurbish Instruments that are returned hereunder for resale by PSS to Physician Customers in such a manner as may be mutually agreed upon in accordance with applicable laws and regulations. Except as otherwise mutually agreed, the cost of such refurbishment shall be Abbott's standard refurbishment cost and such cost shall be borne by PSS.
                  (e) Warranty. Abbott warrants that (i) Instruments (excluding refurbished Instruments) shall comply with Abbott's standard warranty therefor set forth in the applicable Operator's Manual, (ii) refurbished Instruments shall comply with Abbott's standard warranty therefor for a period of six (6) months from the date of shipment by Abbott, and (iii) Products other than Instruments shall comply with Abbott's standard warranty therefor set forth in the then current Abbott Diagnostics Division Price Catalog. ABBOTT MAKES NO OTHER WARRANTIES, WHETHER EXPRESS OR IMPLIED, AND ABBOTT EXCLUDES AND DISCLAIMS ANY OTHER WARRANTIES INCLUDING, BUT NOT LIMITED TO, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. EXCEPT AS PROVIDED IN SECTION 7.3, ABBOTT SHALL HAVE NO LIABILITY FOR INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RELATING TO THE SALE OR USE OF THE PRODUCTS, AND ABBOTT'S LIABILITY THEREFOR SHALL BE LIMITED TO THE COST OF REPAIR OR REPLACEMENT OF DEFECTIVE PRODUCTS.
         3.6 Inventory. PSS shall use Commercially Reasonable Best Efforts to maintain a level of inventory of all Products that PSS distributes in the Territory (excluding Instruments) sufficient to ensure that PSS is able to fill at least ninety-five percent (95%) of Physician Customers' orders within one (1) business day of PSS's receipt of such orders. PSS shall store such inventory in its distribution centers in a manner appropriate for maintaining such Products in good and saleable condition as required on Product labeling and consistent with the Product dating and storage conditions specified by Abbott. All PSS distribution centers shall conform to the temperature control requirements of the Abbott facilities audit checklist set forth in Exhibit 3.6(a), attached hereto and incorporated herein, and shall be subject to periodic audit by Abbott by no more than three (3) Abbott representatives per audit at mutually agreeable reasonable times and upon reasonable prior notice. PSS's current list of distribution centers is set forth in Exhibit 3.6(b), attached hereto and incorporated herein, and PSS shall promptly notify Abbott in writing of any changes to this list at least once per Contract Quarter. PSS shall maintain a distribution record system reasonably sufficient to enable Abbott and/or PSS to promptly notify Physician Customers of Product safety information or issues. If required by applicable laws or regulations, PSS shall establish and maintain an auditable distribution record system including an accurate, traceable lot number control system which is traceable to Physician Customers for such Products purchased from PSS. In the event that compliance with applicable laws and regulations requires PSS to make significant modification to the record system in place on the Effective Date, then PSS and Abbott shall share equally in the documented cost of such modifications. If either Abbott or PSS determines that such modification costs are unacceptable, such party shall give written notice to the other party of its intent to terminate this Agreement within thirty (30) days of such determination, such termination to take effect sixty (60) days after such notice.
         3.7 Records. PSS shall maintain complete and accurate records of Products delivered hereunder, inventory and sales to Physician Customers. PSS shall make such records available to Abbott within fifteen (15) days after the end of each calendar month in an automated format to be mutually agreed upon and Abbott may utilize such records in its Quality Field Watch Program in the Abbott Customer Support Center.
         3.8 Reports and Customer Lists. Within fifteen (15) days after the end of each calendar month during the Term, PSS shall furnish written reports to Abbott on PSS's Product sales and other distribution activities relating to the Products in the Territory, in a mutually agreed upon format. Such reports shall include the names and addresses (including zip codes) of each Physician Customer, the dates of distribution, the quantities and prices of Products sold, the aggregate total dollar sales volume for Physician Customer purchases on a Product group-by-Product group basis, and such other information as Abbott may reasonably request.
         3.9 Quarterly Reviews. PSS shall review the status of its activities under this Agreement with Abbott at least once per Contract Quarter at mutually agreed upon times and locations (the "Quarterly Review"). At each Quarterly Review, the parties shall review PSS's performance under this Agreement and factors contributing to PSS's progress on the goals set at the Annual Goal Setting Meeting (the "Annual Goals"), including but not limited to delays in Product launches, major competitive changes and market conditions. At each Quarterly Review, the parties shall also review Abbott's field sales performance, customer service performance and overall Product quality. The Quarterly Review shall also serve as the forum for PSS to present and propose alternative strategies necessary to achieve the Annual Goals and for the Parties to discuss future product development needs and opportunities.
         3.10 Product Recalls and Complaints. Upon Abbott's request, PSS shall assist Abbott in identifying Physician Customers for notification in connection with any Product recalls. Within twenty-four (24) hours of PSS's own receipt of notice (at PSS headquarters) of any Physician Customer technical questions, complaints or actual or alleged Product defects, PSS shall notify Abbott thereof orally, followed promptly by a written notice using the "Abbott Laboratories
Product  Complaint  Inquiry  Form,"  the  current  form of which is set forth in
Exhibit 3.10, attached hereto and incorporated herein.
         3.11 Billing and Collections. PSS shall have sole responsibility for billings to and collections from Physician Customers for PSS's sales of Products to Physician Customers.
         3.12 Use of Abbott Trademarks/Trade Names. PSS shall promote the Products to Physician Customers in the Territory using Abbott Trademarks/Trade Names and PSS shall not use any name, mark or style to identify the Products other than Abbott Trademarks/Trade Names without Abbott's prior written consent. PSS acknowledges that Abbott Trademarks/Trade Names are valid trademarks and trade names and the sole property of Abbott, and PSS shall not disparage or challenge the validity of Abbott Trademarks/Trade Names during the Term. PSS shall promptly notify Abbott of any actual or alleged infringements of Abbott Trademarks/Trade Names of which PSS becomes aware during the Term. Nothing contained herein shall be construed to authorize PSS: (a) to use any Abbott Trademarks/Trade Names as a style or name, or as a part of the style or name, of any firm, partnership or corporation; (b) to apply Abbott Trademarks/Trade Names to any goods other than the Products; or (c) at any time after the termination of this Agreement, to apply Abbott Trademarks/Trade Names to goods or to any other use whatsoever.
         3.13  Non-Competition  Obligations.   [***],  PSS  and  its
Affiliates shall not promote or sell any [***] ("Competitive Products") to Physician Customers, and shall take active steps to prevent violation of this provision, including but not limited to enforcing the penalties set forth in
Section 3.13(d), subject to the following exceptions and conditions:
                  (a) Competitive Products. Competitive Products shall include [***]

         In the event that PSS or any of its Affiliates desires to distribute an instrument sold principally to perform [***] but also capable of performing any analyte listed in Section 3.13 (c), PSS shall request that such instrument be added to the Excluded Competitive Products list and approval of such request shall not be unreasonably withheld by Abbott. Competitive Products shall also include [***]. Competitive Products shall include [***]. Any issues with regard to Competitive Products shall be discussed at the Annual Goal Setting Meeting.
                  (b) Excluded Competitive Products. Competitive Products shall exclude the products referenced in Exhibit 3.13(b) attached hereto and incorporated herein by reference ("Excluded Competitive Products"). PSS and its Affiliates shall have the right to continue to promote and sell Excluded Competitive Products to Physician Customers that are purchasing such Excluded Competitive Products from PSS or its Affiliates on the Effective Date; provided, however, that PSS and its Affiliates shall not promote or sell Excluded Competitive Products to any other Physician Customers during the Term, except as otherwise provided in Exhibit 3.13(b). Exhibit 3.13(b) may be amended only by mutual written agreement of the Parties. Any issues with regard to Excluded Competitive Products shall be discussed at the Annual Goal Setting Meeting.
                  (c) Exception for Recall or Withdrawal. If at any time during the Term a Product is the subject of a recall, withdrawal or interruption of Product supply for a period in excess of [***]
         days, or a Product is not available for resale to Physician Customers due to Abbott's inability to supply such Products, PSS may, at its option, purchase and resell to Physician Customers reasonably comparable replacement products for the duration of such recall or withdrawal or Product unavailability, provided that (i) PSS shall notify Abbott prior to purchasing and reselling replacement products, and keep Abbott apprised of the replacement products it is purchasing and reselling throughout the duration of such recall, withdrawal or Product unavailability; (ii) PSS shall sell alternative Abbott products rather than competitor's products if alternative Abbott products are available and meet the criteria listed in (iii) (A) and (B); (iii) PSS shall return to selling recalled, withdrawn or unavailable Products or Abbott alternative products and discontinue selling competitor's products within sixty (60) days of (A) the availability of such Products or Abbott alternatives to such Products which perform analysis for the same analytes, have the same CLIA classifications and are available at the same price from Abbott as the recalled, withdrawn or unavailable Products and in quantities sufficient to satisfy Physician Customer requirements and (B) implementation of a marketing plan regarding such products developed mutually and in good faith by the parties; and (iv) Abbott shall notify PSS in writing at least forty-five (45) days prior to the availability of such Products or Abbott alternatives to such Products to enable PSS to commence reduction of competitive product stock. In the event that PSS does not cease selling replacement products and resume selling Products or Abbott alternative products as set forth above within three (3) months of such Products becoming available, Abbott shall have the right, without prejudice to any other rights or remedies available to it, to terminate this Agreement upon ninety (90) days' prior written notice to PSS. In the event of recall, withdrawal or unavailability of Products, the parties shall in good faith negotiate appropriate changes to the Annual Goals.
                  (d) Compliance Audit. Upon reasonable prior written notice to PSS and at mutually agreeable times, Abbott may, at Abbott's expense, audit PSS's sales records, branch inventory and any other records necessary to verify PSS's compliance with its obligations under this
          Section 3.13. In the event that any such audit reveals that PSS or any PSS branch is materially non-compliant with the provisions of this
          Section 3.13 or that PSS has given to Abbott false sales data or other information concerning the purchase or sale of Products, Abbott shall notify PSS of the results of such audit and PSS shall have sixty (60) days to cure any identified deficiencies. In the event that PSS does not cure any identified deficiencies within such sixty (60) day period, Abbott may in its sole discretion terminate this Agreement on ninety (90) days' notice to PSS. Any PSS branch found in an audit conducted pursuant to the terms of this Section 3.13(d) to be stocking or servicing Competitive Products during the term of this Agreement
          (except for Excluded Competitive Products or as permitted under Section 3.13(c) hereof) shall pay a penalty of [***] to PSS Field Support. If any subsequent audit conducted at least sixty (60) days after the initial audit reveals a second offense by such PSS branch, such branch shall forfeit fifty percent (50%) of its branch leadership bonus to PSS Field Support.

                                    ARTICLE 4

                               ABBOTT OBLIGATIONS

         4.1 Promotional Materials. At no cost to PSS, Abbott shall provide PSS with such promotional materials relating to the Products as Abbott deems appropriate in such quantities as may be mutually agreed for PSS's use hereunder.
         4.2 Training. At no cost to PSS, during the Term Abbott shall provide PSS and Physician Customers with appropriate training in the use and operation of Products.
         4.3 Service. Unless otherwise mutually agreed in writing, Abbott or its designees shall perform all warranty service on Products and maintenance service for Instruments. PSS shall not perform any such warranty or maintenance services for any Products (including Instruments) and PSS shall refer all Physician Customer service inquiries to Abbott. PSS shall receive a mutually agreed upon finder's fee for each renewed Abbott Instrument service agreement resulting from PSS's referring Physician Customer Instrument service inquiries to Abbott.
         4.4 Advertising/Promotional Support. During each Contract Year, Abbott shall pay PSS an advertising/promotional support payment to be used by PSS to support its national sales meeting and promotional programs relating to the Products, including but not limited to "CAN DO" and Product promotional programs (including regional, local, university and other programs). The amount of the advertising/promotional support payment shall be [***] per Contract Year, such payment to be made prior to the beginning of such Contract Year. In addition, Abbott shall pay PSS [***] in calendar year 2000 for customer retention programs necessitated by Product withdrawals. In any Contract Year in which PSS achieves at least [***] growth in Product sales over the previous Contract Year, or if PSS exceeds the Abbott goals established for the first Contract Year as described in Attachment 3.4(b), Abbott shall pay PSS an additional [***] as a Contract Year-end incentive to be applied toward advertising/promotional support of Products.
         4.5 Assistance with PSS Legal Compliance. If the FDA or any other regulatory agency institutes any new registration or approval requirements during the Term and PSS is not able to comply immediately with such requirements, then for a period of up to three (3) months from the effective date of such requirements Abbott shall, upon PSS's request and if Abbott itself is able to comply with such requirements, supply Physician Customers with Products directly until such time as PSS complies with such requirements. PSS shall receive contract credit for all such sales and all shipping charges for such direct shipments shall be paid by PSS or the Physician Customers receiving such shipments.
         4.6 Field Sales Force. Abbott will maintain an adequate field sales force to support PSS in the attainment of its sales quotas.
         4.7 Voluntary Product Withdrawals and Discontinuations. To the extent practicable, Abbott will provide PSS advance written notice of any voluntary Product withdrawal or significant Product change. Abbott will provide PSS with
[***] days  prior   written   notice  of  any  Product discontinuation.

                                    ARTICLE 5

                          CONFIDENTIALITY AND PUBLICITY

         5.1 Confidentiality. During the Term and for a period of [***] years thereafter, each party shall keep in confidence any information and/or documentation received from the other ("Confidential Information"), and each party shall use the Confidential Information only for purposes of this Agreement. Except as expressly provided in this Agreement, neither party shall at any time use or permit others to use any Confidential Information for any purposes. The foregoing obligations shall not apply to, and the definition of "Confidential Information" does not include:
                  (a) Publicly Available Information - information that was already in the public domain or subsequent to disclosure to a party becomes part of the public domain other than through the fault of such party;
                  (b) Previously Known Information - information that was rightfully known (as evidenced by written records) prior to the date of disclosure by the other party;
                  (c) Subsequently Disclosed Information - information that was received from a third party having a lawful right to disclose the same; or
                  (d) Legally Required Disclosures of Information - information that, in the opinion of a party's counsel, is required to be disclosed to comply with any applicable law, regulation or order of a government authority or court of competent jurisdiction, in which event the party required to make such disclosure shall advise the other party in advance of the need for such disclosure and use its best efforts to obtain confidential treatment of such information. Notwithstanding the foregoing, any party may disclose Confidential Information to its employees and agents to the extent reasonably necessary for the performance of this Agreement, provided that such recipients are subject in writing to obligations of confidentiality and non-use with respect to such information to the same extent as each party is obligated hereunder.
5.2 Publicity. Neither party may disclose the existence or terms of this Agreement, or make any public relations announcement concerning this Agreement or the Abbott-PSS business relationship, without the prior written consent of the other party, except as may be legally required in the determination of the disclosing party's legal counsel. If either party desires to or believes it is legally required to announce the execution of this Agreement, the parties shall cooperate in determining the date and format of such announcement, giving consideration to the requirements of any applicable laws and regulations. Abbott acknowledges that PSS may discuss this Agreement generally with securities analysts and that this Agreement will be disclosed and generally described in PSS securities law filings, provided that PSS shall give Abbott reasonable advance notice of any such public disclosure, to the extent reasonably practicable and legally permissible. Abbott also acknowledges that this

Agreement must be filed by PSS with the Securities and Exchange Commission (the "SEC") as a "material contract." PSS agrees to seek "confidential treatment" of certain pricing information contained in this Agreement in any such SEC filing.

                                    ARTICLE 6

                     CERTAIN REPRESENTATIONS AND WARRANTIES

         Each party hereby represents and warrants to the other party as follows:
         6.1 Corporate Existence and Power. Such party (a) is a corporation duly organized, validly existing and in good standing under the laws of the state in which it is incorporated, (b) has the corporate power and authority and the legal right to own and operate its property and assets, to lease the property and assets it operates under lease, and to carry on its business as it is now being conducted and as it is proposed to be conducted hereunder, and (c) is in compliance with all requirements of applicable laws and regulations, except as previously disclosed to the other party or to the extent that any noncompliance would not have a material adverse effect on the properties, business, or financial condition of such party and would not materially and adversely affect such party's ability to perform its obligations under this Agreement.
         6.2 Authorization and Enforcement of Obligations. Such party (a) has the corporate power and authority and the legal right to enter into this Agreement and to perform its obligations hereunder, and (b) has taken all necessary corporate action on its part to authorize the execution and delivery of this Agreement and the performance of its obligations hereunder. This Agreement has been duly executed and delivered on behalf of such party, and constitutes a legal, valid, binding obligation, enforceable against such party in accordance with its terms.
         6.3 Consents. All necessary consents, approvals and authorizations of all governmental authorities and other persons required to be obtained by such party in connection with the execution, delivery and performance of this Agreement have been obtained.
         6.4 No Conflict. The execution and delivery of this Agreement and the performance of such party's obligations hereunder (a) do not conflict with or violate any requirement of applicable laws or regulations and (b) do not conflict with, violate or breach or constitute a default or require any consent under, any contractual obligation of such party.

         6.5 Compliance With Laws. Such party shall perform its obligations hereunder in compliance with all applicable federal, state and local laws, regulations and guidelines.

                                    ARTICLE 7

                          INDEMNIFICATION AND INSURANCE

         7.1 PSS Indemnification. PSS shall defend, indemnify and hold harmless Abbott, its Affiliates, and the officers, directors, employees and agents of Abbott and its Affiliates, from and against any and all liabilities, damages, claims, demands, costs, or expenses (including reasonable attorneys' fees) claimed by any third party for any property or other economic loss or damage or injury or death suffered by it to the extent the same is determined to have been caused by PSS's negligence, willful misconduct or breach of this Agreement.
         7.2 PSS Insurance. During the Term, PSS shall maintain general business liability insurance coverage in the minimum aggregate amount of [***].
         7.3 Abbott Indemnification. Abbott shall defend, indemnify and hold harmless PSS, its Affiliates, and the officers, directors, employees and agents of PSS and its Affiliates, from and against any and all liabilities, damages, claims, demands, costs, or expenses (including reasonable attorneys' fees) claimed by any third party for any property or other economic loss or damage or injury or death suffered by it to the extent the same is determined to have been caused by Abbott's negligence, willful misconduct or breach of this Agreement or any alleged defect in the design or manufacture of the Products.
         7.4 Conditions of Indemnifications. If Abbott seeks indemnification from PSS pursuant to Section 7.1 or PSS seeks indemnification from Abbott pursuant to Section 7.3, the party seeking indemnification shall (a) notify the other party in writing of the claim or suit for which indemnification is sought within fifteen (15) days after the date the party seeking indemnification itself receives notice of such claim or suit, and (b) allow the other party to control the defense or settlement of such claim or suit, provided that the party seeking indemnification may, at its own option and expense, participate in the defense or settlement of such claim or suit, and provided further that the indemnifying party shall not enter into any binding settlement, consent to any judgment or otherwise resolve any such claim or suit pursuant to which the other party would be obligated to take or refrain from taking any action or to make any payments or admissions, without the other party's prior written consent.

                                    ARTICLE 8

                              TERM AND TERMINATION

         8.1 Expiration. Unless terminated earlier by written agreement of the parties or pursuant to Sections 3.3(a), 3.6, 3.13(b), 3.13(c), 3.13(e), 8.3 or
8.4, the term of this Agreement shall commence on the Effective Date and continue until three (3) years thereafter ("Term").
         8.2 Early Termination by Either Party. Either party shall have the right, without prejudice to any other rights or remedies available to it, to terminate this Agreement for cause by written notice to the other party in any of the following events:
                  (a) Bankruptcy. A party may terminate this Agreement if the other party becomes insolvent, is adjudged bankrupt, applies for judicial or extra-judicial settlement with its creditors, makes an assignment for the benefit of its creditors, voluntarily files for bankruptcy or has a receiver or trustee (or the like) in bankruptcy appointed by reason of its insolvency, or in the event an involuntary bankruptcy action is filed against the other party and not dismissed within sixty (60) days, or if the other party becomes the subject of liquidation or dissolution proceedings or otherwise discontinues business.
                  (b) Default. A party may terminate this Agreement if the other party commits a material breach of this Agreement and the party alleged to be in breach fails to (i) cure , such breach, or (ii) commence dispute resolution proceedings under Section 9.11 contesting whether a breach has occurred and/or whether such breach is a material breach within sixty (60) days after receipt of written notice from the party asserting the breach. For purposes of this Section, a material breach by PSS shall include, but is not limited to, any material breach by PSS of its non-competition obligations pursuant to Section 3.13.
                  (c) IMx(R) and AXSYM(R) Product Sales. A party may terminate this Agreement if total sales of IMx(R) and AXSYM(R) Products to end-user customers by PSS sales representatives in the first Contract Year decline by more than [***] compared to annualized total sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives from January through June of 2000. A party may also terminate this Agreement if total sales of IMx(R) and AXSYM(R) Products to end-user customers by PSS sales representatives in any Contract Year after the first Contract Year decline by more than [***] compared to total sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives during the previous Contract Year, as calculated in accordance with paragraph nine (9) of Exhibit 3.4(b). Lastly, a party may terminate this Agreement if PSS experiences [***] of declining semi-annual end-user sales in excess of [***] for IMx(R) and AXSYM(R) Products. Notwithstanding anything to the contrary in this
         Section 8.2(c), Abbott shall not terminate this Agreement if it fails to timely provide sufficient IMx(R) and AXSYM(R) Products to PSS as required by this Agreement.
         8.3 Termination for Business Combination. Each party shall have the right, without prejudice to any other rights or remedies available to it, to terminate this Agreement for cause by written notice to the other party, to be given as soon as ten (10) days after such party has received written notice from such other party that a Business Combination either has occurred or will occur. For purposes of this Section 8.3, a "Business Combination" shall mean a transaction in which a controlling interest in a party is acquired in a merger, share exchange, sale of assets or otherwise by any third party.
         8.4 Other Termination by Abbott. In addition to Abbott's termination rights pursuant to Clauses 3.3(a), 3.6, 3.13(b), 3.13(c) and 3.13(e) and
Sections 8.2 and 8.3, Abbott shall have the right, without prejudice to any other rights or remedies available to it, to terminate this Agreement for cause by giving PSS ninety (90) days' prior written notice upon the occurrence of either of the following events:
                  (a) Products are no longer serviced and delivered from dedicated PSS warehouses which maintain same day and/or next day service and delivery; or
                  (b)      PSS ships Products through Fisher warehouses.
         8.5 PSS Obligations Upon Termination. If Abbott terminates this Agreement pursuant to Clauses 3.3(a), 3.6, 3.13(b), 3.13(c) or 3.13(e) or Sections 8.1, 8.2, 8.3 or 8.4, or if PSS terminates this Agreement pursuant to Clauses 3.3(a) or 3.6 or Section 8.1, then PSS shall, upon Abbott's request, assist Abbott in transitioning sales of Products to Physician Customers from PSS to Abbott by forwarding to the attention of Vice President U.S. Marketing Dept.

939 Bldg. AP6C5 100 Abbott Park Road Abbott Park IL 60064 all original contracts, and any attachments, amendments and modifications thereto, related to Products and assisting in joint communications to customers as Abbott may reasonably request. If PSS terminates this Agreement pursuant to Section 8.2, then PSS shall have no obligation to assist Abbott in transitioning sales of Products to Physician Customers from PSS to Abbott. Any sales of Products for which PSS has billed Physician Customers but not yet collected prior to termination or expiration of this Agreement shall be PSS's sales. Provided that
(i) PSS complies with its obligations under this Section 8.5; (ii) PSS complies with its obligations pursuant to Article 5, as such obligations are limited by the exceptions set forth therein, with respect to the following Confidential Information (A) Abbott pricing to PSS and Physician Customers, (B) marketing information and programs discussed in the course of business between Abbott and PSS and (C) the terms of this Agreement, to the extent such terms have been granted confidential treatment by the SEC, and the terms of any agreements entered into with Physician Customers pursuant to this Agreement; and (iii) neither PSS nor any Affiliate of PSS attempts to tortiously interfere, in violation of applicable law, with existing and valid contracts between Abbott and a customer, PSS shall be entitled to sell Competitive Products to any customer after the termination or expiration of this Agreement.
         8.6 Effect of Termination. Termination or expiration of this Agreement through any means and for any reason shall not relieve the parties of any obligations accruing prior thereto, and shall be without prejudice to the rights and remedies of either party with respect to any breach of any of the provisions of this Agreement.

                                    ARTICLE 9

                                  MISCELLANEOUS

         9.1 Entire Agreement; Amendment. This Agreement contains the entire understanding of the parties with respect to the subject matter thereof and supersedes all previous verbal and written agreements, representations and warranties with respect to such subject matter, including the Distributorship Agreement between the parties dated as of April 1, 1995, provided that the confidentiality provisions of such Distributorship Agreement shall continue to survive for [***] years after the term of such agreement, as contemplated in
Section 6.1 thereof. This Agreement may be amended only by a written agreement, signed by authorized representatives of both parties.

         9.2 Force Majeure. Failure of either party to perform its obligations under this Agreement (except the obligation to make payments) shall not subject such party to any liability or constitute a breach of this Agreement if such failure is caused by any event or circumstances beyond the reasonable control of such nonperforming party, including without limitation acts of God, fire, explosion, flood, drought, war, riot, sabotage, embargo, strikes or other labor trouble, failure in whole or in part of suppliers to deliver on schedule materials, equipment or machinery, interruption of or delay in transportation (unless caused by the party so affected), a national health emergency or compliance with any order or regulation of any government entity. A party whose performance is affected by a force majeure event shall take prompt action to remedy the effects of the force majeure event.
         9.3 Waiver. A failure by either party to enforce any rights under this Agreement shall not be construed as a waiver of such rights nor shall a waiver by either party in one or more instances by construed as constituting a continuing waiver or as a waiver in other instances. Any waiver of breach executed by either party shall affect only the specific breach and shall not operate as a waiver of any subsequent or preceding breach.
         9.4 No Assignment. Except as otherwise expressly provided herein, neither party may sell, assign, pledge, subcontract or otherwise dispose of all or any portion of its rights or obligations under this Agreement except, in the case of Abbott, to an Affiliate. Subject to the foregoing, this Agreement shall inure to the benefit of and be binding upon the parties and their respective permitted successors and assigns.
         9.5 Severability. If any clause or provision of this Agreement is declared invalid or unenforceable by a court of competent jurisdiction, such provision shall be severed and the remaining provisions of the Agreement shall continue in full force and effect. The parties shall use all Commercially Reasonable Best Efforts to agree upon a valid and enforceable provision as a substitute for the severed provision, taking into account the intent of this Agreement.
         9.6 Relationship of Parties. The parties shall have the status of independent contractors under this Agreement and nothing in this Agreement shall be construed as authorization for either of the parties to act as a joint venturer with, agent for, or partner of, the other party.
         9.7 Non-Solicitation. During the Term and for a period of six (6) months thereafter, neither party nor their Affiliates shall solicit for employment or employ any employee of the other party without the other party's prior written consent.
         9.8 Notices. Any notice, request or other communication required to be given pursuant to the provisions of this Agreement shall be in writing and shall be deemed to be given when delivered in person or five (5) days after being deposited in the United States mail, postage prepaid, certified, return receipt requested, or by overnight courier (return receipt requested), to the parties addressed as follows:
                  (a)      If to Abbott to:
                           Vice President/Diagnostic Operations, US and Canada Abbott Diagnostics Division
                           Abbott Laboratories
                           100 Abbott Park Road
                           D-922, AP6C
                           Abbott Park, Illinois 60064-3500
                           Tel: (847) 938-8962
                           Fax: (847) 938-3232

                           With a copy to:
                           Abbott Laboratories
                           Domestic Legal Operations
                           100 Abbott Park Road D-322, AP6D
                           Abbott Park, Illinois 60064-6049
                           Attention: Divisional Vice President
                           Tel: (847) 937-5032
                           Fax: (847) 938-1206

                  (b)      If to PSS to:
                           Chief Executive Officer
                           PSS World Medical, Inc.
                           4345 Southpoint Boulevard
                           Jacksonville, Florida 32216
                           Tel: (904) 281-0011
                           Fax: (904) 281-9555

                           With a copy to:

                           J. Vaughan Curtis, Esq.
                           Alston & Bird LLP
                           One Atlantic Center
                           1201 West Peachtree Street
                           Atlanta, Georgia 30309
                           Tel: (404) 881-7000
                           Fax: (404) 881-7777

Either party may change its address or its fax number by giving the other party written notice, delivered in accordance with this Section 9.8.
         9.9 Further Instruments. Each party shall execute and deliver such further instruments and do such further reasonable acts and things as reasonably may be required to carry out the intent and purpose of this Agreement.
         9.10 Governing Law. The validity, performance, construction, and effect of this Agreement shall be governed by the laws of the State of Illinois, without giving effect to conflict of law rules.
         9.11 Alternative Dispute Resolution. All disputes arising out of or in connection with this Agreement (except those involving actions commenced by or involving third parties) shall be resolved by Alternative Dispute Resolution ("ADR") proceedings in accordance with Exhibit 9.11, attached hereto and incorporated herein.
         9.12 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original as against the party whose signature appears thereon, but all of which taken together shall constitute one and the same instrument, and signatures received by facsimile transmission shall constitute legal and valid signatures hereto.
         IN WITNESS WHEREOF, each party has caused this Agreement to be signed by its duly authorized representative as of the Effective Date.

ABBOTT LABORATORIES INC.                                 PSS WORLD MEDICAL, INC.
By:                                                      By:
Title:                                                   Title:

                                   EXHIBIT 1.1

                                    PRODUCTS

*       Diagnostic products including
        *       Test kits
        *       Controls
*       Abbott Vision(R)System including
        *       Abbott Vision Analyzer
        *       Test cartridge reagent kits
        *       Calibrators
        *       Controls
        %       Instrument accessories
        *       Reagent accessories
        *       Instrument disposables
*       Cell-Dyng System including
        *       Cell-Dyn Analyzers: 1200/CD 1400/CD 1600/CD 1600CS/CD 1700/CD
                1700CS/ CD 3000CS/CD 3000SL/CD 3200CS/ CD 3200SL/CD 3500CS/CD
                3500SL/CD3700CS/CD 3700SL/CD4000SL
        *       Reagents
        *       Calibrators
        *       Controls
        *       Instrument accessories
        *       Reagent accessories
        *       Instrument disposables
*       IMx(R)System including
        *       IMx analyzer
        *      Reagents
        *       Calibrators
        *       Controls
        *       Instrument accessories
        *       Reagent accessories
        *       Instrument disposables
*       AxSYM(R)System including
        *       AxSYM(R)analyzer
        *       Reagents
        *       Calibrators
        *       Controls
        *       Instrument accessories
        *       Reagent accessories
        *       Instrument disposables
*       Aeroset(R)System including
        *       Aeroset analyzer
        *       Reagents
        *       Calibrators

        *       Controls
        *       Instrument accessories
        *       Reagent accessories
        *       Instrument disposables
*       LCx(R)System including
        *       LCx analyzer
        *       Reagents
        *       Calibrators
        *       Controls
        *       Instrument accessories
        *       accessories
        *       Instrument disposables
*       Abbott Spectrum(R)System including
        *       Spectrum Analyzer
        *       Reagents
        *       Calibrators
        *       Controls
        *       Instrument accessories
        *       Reagent accessories)
        *       Instrument disposables

                      GUIDE TO SPELLING OF U.S. TRADEMARKS

ADD
--------------------------- ---------------------------- -----------------------
AARTS (with design)(R)      COMMANDER(R)                 TDX FLX(R)
--------------------------- ---------------------------- -----------------------
ABA-200(R)                  CORAB(R)                     TDX (stylized)(R)
--------------------------- ---------------------------- -----------------------
ABBOTTALCYONv               CORZYME(R)                   TETRABEAD(R)
--------------------------- ---------------------------- -----------------------
ABBOTT ALLIANCE(R)          *DATATRAC                    THYPINONE(R)
--------------------------- ---------------------------- -----------------------
*ABBOTT DMS                 *DATAWAY                     *THYROGRAPH
--------------------------- ---------------------------- -----------------------
ABBOTT MATRIX(R)            DYN-A-PAK(R)                 *TOXO G-EIA
--------------------------- ---------------------------- -----------------------
ABBOTT PRISM(R)             DYNA-LYTE(R)                 *TOXO-G
--------------------------- ---------------------------- -----------------------
ABBOTT PROCLAIM(R)          EPX(R)                       *TOXO-M
--------------------------- ---------------------------- -----------------------
ABBOTT QUALITY INSTITUTE(R) *FLEX PROTOCOL               TRIOBEAD(R)
--------------------------- ---------------------------- -----------------------
ABBOTT SPECTRUM(R)          *FLEXIBLE PLATFORM           TURBO (with design)(R)
--------------------------- ---------------------------- -----------------------
ABBOTT SPECTRUM EPX(R)      *FLEXRATE                    VISION (with design)(R)
--------------------------- ---------------------------- -----------------------
ABBOTT TESTPACK(R)          FLEXSURE(R)                  VP SUPER SYSTEM(R)
--------------------------- ---------------------------- -----------------------
ABBOTT VISION(R)            GONOZYME(R)                  X SYSTEMS(R)
--------------------------- ---------------------------- -----------------------
ABBOTT VISION PROCLAIM(R)   *HIVAB
--------------------------- ---------------------------- -----------------------
*ABBOTT VP                  *HIVAG with Corporate Logo
--------------------------- ---------------------------- -----------------------
ABBOTTBASE(R)               *HTDX
--------------------------- ---------------------------- -----------------------
ADVISOR(R)                  IMX (stylized)(R)
--------------------------- ---------------------------- -----------------------
ADX(R)                      *IMX CORE
--------------------------- ---------------------------- -----------------------
ADX (stylized)(R)           *IMX CORE-M
--------------------------- ---------------------------- -----------------------
A-GENT(R)                   IMX SELECT(R)
--------------------------- ---------------------------- -----------------------
ALCYON(R)                   LCX(R)
--------------------------- ---------------------------- -----------------------
AMPVETTE(R)                 *MTDX
--------------------------- ---------------------------- -----------------------
ANSR(R)                     OBC(R)
--------------------------- ---------------------------- -----------------------
AQI(R)                      PENTAWASH(R)
--------------------------- ---------------------------- -----------------------
ARCHITECT(R)                *PRO-FILES
--------------------------- ---------------------------- -----------------------
*ARCHITECT ARM              PROQUANTUM(R)
--------------------------- ---------------------------- -----------------------
AUSAB(R)                    *QCP
--------------------------- ---------------------------- -----------------------
AUSCELL(R)                  *QUANTUM
--------------------------- ---------------------------- -----------------------
AUSRIA(R)                   *QUANTUMATIC
--------------------------- ---------------------------- -----------------------
AUSZYME(R)                  QWIKWASH(R)
--------------------------- ---------------------------- -----------------------
AXSYM(R)                    RAB(R)
--------------------------- ---------------------------- -----------------------
*AXSYM2                     REA(R)
--------------------------- ---------------------------- -----------------------
*AXSYM CORE                 RIABEAD(R)
--------------------------- ---------------------------- -----------------------
*AXSYM CORE-M               ROTAZYME(R)
--------------------------- ---------------------------- -----------------------
AXSYM EXEC(R)               RUBAZYME(R)
--------------------------- ---------------------------- -----------------------
AXSYM EXTEND(R)             SERA-SEAL(R)
--------------------------- ---------------------------- -----------------------
*CCX (stylized)             *SERIES II
--------------------------- ---------------------------- -----------------------
CDIM(R)                     SIGNIFY(R)
--------------------------- ---------------------------- -----------------------
CELL-DYN(R)                 *SPA
--------------------------- ---------------------------- -----------------------
CELL-DYN(R)NAVIGATOR
--------------------------- ---------------------------- -----------------------
CELL-DYN(R)WORK CELL
--------------------------- ---------------------------- -----------------------
* CELL-DYN(R)HEMCAL
--------------------------- ---------------------------- -----------------------
CHLAMYDIAZYME(R)
--------------------------- ---------------------------- -----------------------

--------------------------- ---------------------------- -----------------------

--------------------------- ---------------------------- -----------------------

--------------------------- ---------------------------- -----------------------

* NOT REGISTERED

IMPORTANT: There should be no display of a trademark in the plural form, no possessives, or removal or addition of hyphens.

Trademarks are to be spelled with initial capitals, all capital letters, or in a distinctive manner.

                                   EXHIBIT 1.8

                               EXCLUDED PHYSICIANS


  Attached List to be updated to include changes in name, address or new satellite locations of pre-existing Excluded Customers since the date of original production. Update to be finalized and agreed upon by the parties prior to the Effective Date of the Agreement.

                                   EXHIBIT 3.2

                           RAP PARTICIPATION CRITERIA


Physicians Office Customers desiring to participate in the RAP program to receive the use of an IMx or AxSYM Instrument shall be required to enter into a written agreement with PSS in a form approved in writing by Abbott. At minimum, such agreement shall contain the following terms:

1. The participate Physicians Office Customers shall be required to purchase minimum quantities of IMx / AxSYM reagents from PSS equivalent to [***] per month for IMx or AxSYM Instrument respectively (measured on the basis of Abbott's prices to PSS hereunder for such reagents).

2. The participating Physicians Office Customers shall be required to comply with the terms of Part B of Abbott's Customer Incentive
         Agreement/Reagent Agreement Plan, the current form of which is attached. Any modifications to such terms shall require Abbott's prior written approval.

3. Abbott shall be, specifically identified as the owner of the IMx and/or AxSYM Instrument and a third party beneficiary of the PSS-Physicians Office Customer agreement with the express right for Abbott to enforce the agreement directly against the Physicians Office Customer by legal action and/or repossession of the IMx Instrument. PSS shall promptly notify Abbott of any Physicians Office Customer breaches of such agreements.

[***]

[***]

                                 EXHIBIT 3.3(b)

                                AUDIT PROCEDURES


Pursuant to Article 3: Upon PSS's receipt of written notice from Abbott of at least five (5) business days prior notice, PSS shall permit Abbott internal auditors or its third party designee access to each facility where Product is stored in order to verify that storage conditions consistent with product requirements and labeling are being met, provided that any such audit shall not exceed five (5) business days. PSS agrees to maintain an adequate inventory record system capable of tracing the receipt, storage, resale and ultimate disposition of Product. PSS agrees to permit said auditors access to various books, records, files and other materials pertaining to the resale, transfer or exchange of Products and agrees to make such records, files and other materials available for inspection during regular business hours by Abbott or its designee. PSS shall permit Abbott to conduct such audits once per calendar year per distribution site except that Abbott may conduct such audits once per calendar quarter in so far as they have a reasonable concern that (a) sales records and/or chargeback requests reported to Abbott by PSS may contain errors whether intentional or unintentional, (b) a PSS facility has sold, transferred or exchanged Product to customers other than those authorized or, (c) a PSS facility has stocked or is stocking non-excluded Competitive Product.

Abbott or its designated auditors shall treat all information gathered or observed during such audits as confidential as previously defined in this agreement.

                                 EXHIBIT 3.4(a)

                                 PURCHASE PRICES


Note: Prices reflected DO NOT include the [***] on all IMx and AxSYM System products effective upon this contract's Effective Date

The minimum transfer price is [***] of the applicable product transfer price.

                                 EXHIBIT 3.4(b)

                        IMx(R)/AXSYM(R) INCENTIVE SYSTEM


         This incentive system applies to sales of IMx(R) and AXSYM(R) Products only.

         (1) The transfer prices and minimum transfer prices for IMx(R) and AXSYM(R) Products are set forth on Exhibit 3.4(a). Prices shown Do Not include a [***] IMx and AxSYM System products which is effective upon the Effective Date.

         (2) Except as set forth below, Abbott shall pay, [***] on all sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives at or above the minimum transfer prices in effect for such Products at the time of sale. As used herein, gross profit margin means the quotient obtained by dividing gross profit by net sales, where gross profit is determined by subtracting transfer cost from net sales and adding net rebate.

         (3) Abbott shall pay [***] on all sales of B12, Folate, Ferritin, Hepatitis B Surface Ag and IGE Products sold to end-user customers by PSS sales representatives at or above the transfer prices in effect for such Products at the time of sale; provided that [***] one calendar year following reintroduction of such Products to the U.S. market.

         (4) Abbott shall pay [***] on all sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives that exceed total IMx(R) and AXSYM(R) sales made by PSS sales representatives to end-user customers during the previous Contract Year [***] or more.

         (5) Abbott shall pay [***] on all sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives that exceed total IMx(R) and AXSYM(R) sales made by PSS sales representatives to end-user customers during the pervious Contract Year [***].

         (6)      Abbott shall pay [***]

         (7) PSS shall pay to Abbott a Contract Year-end assessment equal to [***] between total sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives in the first Contract Year and total sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives during the period set forth in (9) below.

         (8) PSS shall pay to Abbott a Contract Year-end assessment equal to [***] between total sales of IMx(R) and AXSYM(R) Products to end-user customers by PSS sales representatives in any Contract Year after the first Contract Year and total sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives during the previous Contract Year.

         (9) For purposes of calculating increases and decreases in sales of IMx(R) and AXSYM(R) Products in (4), (5) and (7) above for the first Contract Year, such sales shall be compared to annualized sales of IMx(R) and AXSYM(R) Products sold to end-user customers by PSS sales representatives from January through June of 2000; provided that such calculations with respect to sales of IMx(R) Glycated Hemoglobin shall be compared to such annualized sales from July through December of 2000.

                                 EXHIBIT 3.4(c)

                          PRICE INCREASE PARITY EXAMPLE


Formula: A = B + (B x C)

         [***]

                                 EXHIBIT 3.5(c)

                         SHIPPING CHARGES AND DISCOUNTS


                            Weekly Free Freight Order

o Each week every branch may place a stock order which ships to the branch without freight charges. There is no minimum value for the order.

o All free freight orders ship by a refrigerated truck and take three to five business days to deliver.

o All refrigerated truck deliveries should be counted and inspected. If there is any damage to the stretch-wrap, document the damage when the packages/delivery is signed for. Call Distributor Service the same day you receive the delivery to document the situation.

                                Shipping Charges

o    Orders shipped directly to PSS customers are charged shipping.

o Any order shipping to a PSS branch that is not part of a weekly free freight order will be charged shipping.

o    Shipping charges are based on the weight of each order.


--------------------------------------------------------------------------------------------------------------------
For Material Price Group 4 = M2 (Standard), M4 (Hematology Accessories), M5 (MediSense)
--------------------------------------------------------------------------------------------------------------------
                                                         Rate
--------------------------------------------------------------------------------------------------------------------
Condition       Type              Priority 1      Priority 2/4     Priority 3/5      Saturday      Counter to
                                                                                                   Counter
--------------------------------------------------------------------------------------------------------------------
Z301            flat fee (base)   $[***]          $[***]           $[***]            $[***]        N/A
--------------------------------------------------------------------------------------------------------------------
Z303            per pound         $[***]          $[***]           $[***]            $[***]        N/A
                (weight)
--------------------------------------------------------------------------------------------------------------------
Z304            flat fee          $[***]          N/A              N/A               $[***]        $[***]
                (emergency)
--------------------------------------------------------------------------------------------------------------------
Z306            flat fee          N/A             N/A              N/A               $[***]        N/A
                (emergency
                Saturday)
--------------------------------------------------------------------------------------------------------------------
Z3XX            Other             N/A             N/A              N/A               $[***]        N/A
--------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
For Material Price Group 4 = M3 (Hematology Reagents)
--------------------------------------------------------------------------------------------------------------------
                                                         Rate
--------------------------------------------------------------------------------------------------------------------
Condition       Type              From Scale      Priority 1       Priority 3/5      Saturday      Counter to
                                  (lbs)                                                            Counter
--------------------------------------------------------------------------------------------------------------------
Z301            flat fee (base)   0               $[***]           $[***]            $[***]
--------------------------------------------------------------------------------------------------------------------
                                  21              $[***]           $[***]            $[***]
--------------------------------------------------------------------------------------------------------------------
                                  701             N/A              $[***]            N/A
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Z303            per pound         51              $[***]           $[***]            $[***]
                (weight)
--------------------------------------------------------------------------------------------------------------------
                                  201             $[***]           $[***]            $[***]
--------------------------------------------------------------------------------------------------------------------
                                  701             $[***]           N/A               $[***]
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Z304            flat fee          N/A             N/A              N/A               N/A           $[***]
                (emergency)*
--------------------------------------------------------------------------------------------------------------------
      * Emergency ship charge will be combined with overall ship charge; it will not be split out
--------------------------------------------------------------------------------------------------------------------
Z306            flat fee          N/A             N/A              N/A               $[***]        N/A
                (emergency
                Saturday)
--------------------------------------------------------------------------------------------------------------------

Also please refer to PSS Branch Leader Manual for Abbott Products

                                 EXHIBIT 3.5(d)

                  RETURNED GOODS (DISTRESSED INVENTORY) POLICY


o     All credit requests must be called into Distributor Service: 800-872-1387.

o     Do not create a Vendor Charge Back (VCB). Abbott does not accept VCB's.

o Product returns must be authorized by and returned to Distributor Service. Call Distributor Service to document the situation and authorize the credit, replacement or return. 800-872-1387.


        Also please refer to PSS Branch Leader Manual for Abbott Products

                                 EXHIBIT 3.6(a)

--------------------------------------------------------------------------------
Distributor Quality Checklist
--------------------------------------------------------------------------------

Abbott Representative:                             Date:
--------------------------------------------------------------------------------

Distribution Name:
                  --------------------------------------------------------------

Address:
                  --------------------------------------------------------------

City:                                            State:      Zip Code:
                  -------------------------------      -----          ----------

Telephone:                                       FAX:
                  -------------------------------      -------------------------

Primary individuals contacted:

Name:                                         Title:
     ----------------------------------------       ----------------------------

Name:                                         Title:
     ----------------------------------------       ----------------------------

Is the company division or a subsidiary of another corporation? If yes, Name:

--------------------------------------------------------------------------------
Has a Local, State or Federal Regulatory Agency inspected the facility? If yes, provide dates and results.

--------------------------------------------------------------------------------

Is the distributor registered with the FDA?  [   ] YES  [   ] NO   [   ] Applied
If yes, registration numbers:
                              --------------------------------------------------

--------------------------------------------------------------------------------
A.  Nature of visit:

    Prospective Distributor:                    ______ Initial Inspection
                                                ______ Follow-up Inspection

    Current Distributor:                        ______ Scheduled Inspection
                                                ______ Problem Investigation
                                   Nature of Problem
                                                     ---------------------------

                                                     ---------------------------

B.  Abbott Products Distributed:     C.  Abbott Products intended to distribute:
----------------- -----------------  -------------- ----------------------------
List Number       Description
----------------- -----------------  -------------- ----------------------------

----------------- -----------------  -------------- ----------------------------

----------------- -----------------  -------------- ----------------------------

----------------- -----------------  -------------- ----------------------------

----------------- -----------------  -------------- ----------------------------

----------------- -----------------  -------------- ----------------------------

----------------- -----------------

----------------- -----------------

List Number           Description
----------------- -----------------

----------------- -----------------

                                 EXHIBIT 3.6(a)

                                   (continued)
-----------------------------------------------------------------------------------------------------------
Distributor Quality Checklist
-----------------------------------------------------------------------------------------------------------

                                                                                    Rating
                                                                     (3)     (2)     (1)     (0)     N/A

------------------------------------------------------------------- ------- ------- ------- ------- -------
1.   Does the distributor demonstrate ability to conduct receipt,    [ ]     [ ]     [ ]     [ ]     [ ]
     identification and reconciliation of incoming shipments?

     At a minimum:

     a. Incoming shipments are inspected to ensure conformance to purchase order
     b.  Incoming shipments are inspected for damage to products
     c. Receiving inspection records indicate damage or rejection of incoming materials
     d. Records of receiving activities are retained and are maintained in a manner that provides easy access

     Comments:




------------------------------------------------------------------- ------- ------- ------- ------- -------
2.   Does the distributor effectively manage and control             [ ]     [ ]     [ ]     [ ]     [ ]
     inventory?

     At a minimum:

     a. A system to produce a current "in stock" inventory list comprised of product list number, and quantity in stock
     b.  A rotated stock system is employed, i.e.: FIFO
     c. A system to monitor product inventory to assure material that has expired will not be shipped
     d. A system in place to segregate "quarantined" product and place on shipping hold
     e.  A reliable stock locator system
     f.  A procedure for discrepant storage/handling reporting
         (i.e.: product damaged by water, product stored outside of label storage conditions)

     Comments:

                                 EXHIBIT 3.6(a)
                                   (continued)

-----------------------------------------------------------------------------------------------------------
Distributor Quality Checklist
-----------------------------------------------------------------------------------------------------------

                                                                     (3)     (2)     (1)     (0)     N/A

------------------------------------------------------------------- ------- ------- ------- ------- -------
3.   Are the facilities adequate for the storage of product          [ ]     [ ]     [ ]     [ ]     [ ]
     awaiting distribution?

     At a minimum:

     a. The facility reflects an adequate housekeeping and maintenance program
     b.  There is an adequate pest control program
     c. All product is stored off the floor on pallets or suitable shelving
     d. Temperature controlled storage areas are monitored at a minimum by a calibrated thermometer and the temperature is checked and recorded at least once every 12 hours
     e. The facility or a designated area of the facility is suitable for room temperature storage

     Comments:




4.   Is there a safety program in place at the facility?             [ ]     [ ]     [ ]     [ ]     [ ]


     At a minimum:

     a. Eating, drinking and smoking are not permitted in the work area
     b.  Waste containers are located in appropriate areas
     c. There is a procedure for proper clean up and disposal of damaged goods
     d.  MSDS are maintained on-site for all distributed products
     e.  If required, OSHA guidelines are followed
     f. There is a training program for employees on material handling, and if required OSHA guidelines

     Comments:


                                 EXHIBIT 3.6(a)
                                   (continued)

-----------------------------------------------------------------------------------------------------------
Distributor Quality Checklist
-----------------------------------------------------------------------------------------------------------

                                                                     (3)     (2)     (1)     (0)     N/A

-----------------------------------------------------------------------------------------------------------
5.   Does the distributor demonstrate acceptable distribution        [ ]     [ ]     [ ]     [ ]     [ ]
     practices?

     At a minimum:

     a. Packing and shipping containers are acceptable to protect the product
     b. When product is not hand delivered to account, the shipping container is adequately marked to identify the contents
     c. Packing and shipping records reflect the individuals performing the shipping operations
     d.  Distribution records contain the following:
         1)  the name, address, phone number of consignee
         2)  the date shipped
         3) the list number, description and quantity of item(s) shipped
     e.  There is an adequate product withdrawal, recall procedure

     Comments:




6.       Does an adequate complaint handling system exist?           [ ]     [ ]     [ ]     [ ]     [ ]


     At a minimum:

     a. There is a process in place to ensure product performance/material defect complaints are relayed back to the manufacture in a timely manner
     b.  There is a process in place for MDR reporting
     c. There is training of employees on complaint handling procedures

     Comments:




-----------------------------------------------------------------------------------------------------------

                                 EXHIBIT 3.6(a)
                                   (continued)
Distributor Quality Checklist




Quality Rating System

--------------------------------------------------------------------------------
      Rating        Meaning            Interpretation
--------------------------------------------------------------------------------
         3          Excellent          Item/area/system/knowledge is superior
--------------------------------------------------------------------------------
         2          Adequate           Item/area/system/knowledge meets basic
                                       minimum requirements
--------------------------------------------------------------------------------
         1          Poor               Item/area/system/knowledge is weak and
                                       not up to acceptable standards
--------------------------------------------------------------------------------
         0          Unsatisfactory     Item/area/system/knowledge is missing or
                                       of such nature to warrant serious quality
                                       /compliance concerns
--------------------------------------------------------------------------------
        N/A         Not                Question is not applicable to type of
                    Applicable         operation or item was unable to be
                                       addressed during the inspection
--------------------------------------------------------------------------------


Comment: Some users of the checklist may find responses to some questions are difficult to quantify on a 0-3 scale and prefer to use a simple "yes" or "no" approach. In such cases, a "yes" should be assigned a "2" value and a "no" should be assigned a "0" value.


Summary

Rating Results:

Number of excellent observations                  (  ) Times 3=             (  )
Number of adequate observations                   (  ) Times 2=             (  )
Number of poor observations                       (  ) Times 1=             (  )
Number of unsatisfactory observations             (  ) Times 0=             (  )
               Total Number of Observations = (  )  Rating Total =          (  )

     Rating Total              (  )

     -----------------         -----------        =   Facility Rating       (  )

                         Number of Observations

                                 EXHIBIT 3.6(b)

                        PSS CURRENT DISTRIBUTION CENTERS
                               (to come from PSS)

                                           EXHIBIT 3.10
                               ABBOTT DIAGNOSTICS
                             PRODUCT COMPLAINT FORM
DATE___/___/

DISTRIBUTOR INFORMATION:

Company Name
            --------------------------------------------------
Abbott Customer Number
                      ----------------------------------------
Representative Name
                   -------------------------------------------
Representative Name
                   -------------------------------------------

ACCOUNT INFORMATION:

Name
    ----------------------------------------------------------
Street Address
              ------------------------------------------------
City                       State            Zip Code
    -----------------------     ------------        ----------
Phone (  )        -
     ---------------------------------------------------------
Contact Name
            --------------------------------------------------

PRODUCT INFORMATION:

Description                           List #          Date of Complaint ___/___/
           ---------------------------      ----------
Serial Number                         or Lot Number
             -------------------------            ------------------------------
Nature of Complaint
                   -------------------------------------------------------------


Call the appropriate Abbott Diagnostics Customer Support Center to report product concerns or questions. If the Support Center is not available, the Distributor Representative must complete all areas of this form and FAX it to the appropriate Customer Support Center. A Customer Support Specialist will call the account between 7:30am and 6:00pm Central time.

Customer Support Center           1-8004             FAX
-----------------------------------------------------------------------------
Cell-Dyn                      1-800-235-5396     1-408-982-4866
-----------------------------------------------------------------------------
IMx/Spectrum                  1-800-527-1869     1-214-518-7476
-----------------------------------------------------------------------------
Vision/TestPack               1-800-323-9100     1-708-938-6255

Abbott Laboratories
Dept. 34G, Bldg. AP6C
Customer Support Center
                 100 Abbott Park Road Abbott Park, IL 60064-3500

                                 EXHIBIT 3.13(b)
                          EXCLUDED COMPETITIVE PRODUCTS

Becton Dickinson QBC family of instruments and supplies. BD Qtest, Directigen and Link 2 rapid tests for Strep A to the extent of sales made to existing PSS Physician Customers for said products and for no longer than six (6) months after the re-launch of product in the TestPack / TestPack + Strep A family or configuration.

Elan Diagnostics - ATAC 6000 and 8000 Chemistry Analyzers and supplies (excluding those reagents which compete with Abbott assays)

Johnson & Johnson Vitros 250 and 950 Chemistry Analyzer and supplies (excluding those reagents which compete with Abbott assays)

Roche/BMC - MIRA Chemistry Analyzer and supplies (excluding those reagents which compete with Abbott assays)

Bayer DCA 2000 Analyzer and supplies

Beckman Coulter hematology reagents and supplies to the extent of sales made to Physician Customers for use on Coulter Analyzers purchased from PSS prior to April 1, 1995

                                  EXHIBIT 9.11

                         ALTERNATIVE DISPUTE RESOLUTION

The parties recognize that bona fide disputes as to certain matters may arise from time to time during the term of this Agreement which relate to either party's rights and/or obligations under this Agreement. To have such a dispute resolved by this Alternative Dispute Resolution ("ADR") provision, a party first must send written notice, as provided in Section 9.8 of the Agreement, of the dispute to the other party for attempted resolution by good faith negotiations between their respective presidents (or their designees) of the affected subsidiaries, divisions, or business units within twenty-eight (28) days after such notice is received (all references to "days" in this ADR provision are to calendar days).

If the matter has not been resolved within twenty-eight (28) days of the notice of dispute, if the parties fail to meet within such twenty-eight (28) days, or if the parties have not agreed in writing to extend the time for good faith negotiations beyond the twenty-eight (28) day period, either party may initiate an ADR proceeding as provided herein. The parties shall have the right to be represented by counsel in such a proceeding.

1. To begin an ADR proceeding, a party shall provide written notice to the other party of the issues to be resolved by ADR, including the specific provisions of the Agreement in issue. Within fourteen (14) days after its receipt of such notice, the other party may, by written notice to the party initiating the ADR, add additional issues to be resolved within the same ADR.

2. Within twenty-one (21) days following receipt of the original ADR notice, the parties shall select a mutually acceptable neutral to preside in the resolution of any disputes in this ADR proceeding. If the parties are unable to agree on a mutually acceptable neutral within such period, either party may request the President of the CPR
         Institute for Dispute Resolution ("CPR"), 366 Madison Avenue, 14th Floor, New York, New York 10017, to select a neutral pursuant to the following procedures:

         (a) The CPR shall submit to the parties a list of not less than five (5) candidates within fourteen (14) days after receipt of the request, along with a Curriculum Vitae for each candidate. No candidate shall be an employee, director, or shareholder of either party or any of their subsidiaries or affiliates.

         (b) Such list shall include a statement of disclosure by each candidate of any circumstances likely to affect his or her impartiality.

         (c) Each party shall number the candidates in order of preference (with the number one (1) signifying the greatest preference) and shall deliver the list to the CPR within seven (7) days following receipt of the list of candidates. If a party believes a conflict of interest exists regarding any of the candidates, that party shall provide a written explanation of the conflict to the CPR along with its list showing its order of preference for the candidates. Any party failing to return a list of preferences on time shall be deemed to have no order of preference.

         (d)      If the parties collectively have identified fewer than three
                  (3) candidates deemed to have conflicts, the CPR immediately shall designate as the neutral the candidate for whom the parties collectively have indicated the greatest preference, excluding any candidate deemed by a party to have conflicts. If a tie should result between two candidates, the CPR may designate either candidate. If the parties collectively have identified three (3) or more candidates deemed to have conflicts, the CPR shall review the explanations regarding conflicts and, in its sole discretion, may either (i) immediately designate as the neutral the candidate for whom the parties collectively have indicated the greatest preference, or (ii) issue a new list of not less than five (5) candidates, in which case the procedures set forth in subparagraphs 2(a) - 2(d) shall be repeated.

3. No earlier than twenty-eight (28) days or later than fifty-six (56) days after selection, unless otherwise agreed to in writing by the parties, the neutral shall hold a hearing to resolve each of the issues identified by the parties. The ADR proceeding shall take place at a location agreed upon by the parties. If the parties cannot agree, the neutral shall designate a location other than the principal place of business of either party or any of their subsidiaries or affiliates.

4. At least seven (7) days prior to the hearing, each party shall submit the following to the other party and the neutral:

         (a) a copy of all exhibits on which such party intends to rely in any oral or written presentation to the neutral;

         (b) a list of any witnesses such party intends to call at the hearing, and a short summary of the anticipated testimony of each witness;

         (c) a proposed ruling on each issue to be resolved, together with a request for specific damage award or other remedy for each issue. The proposed rulings and remedies shall not contain any recitation of the facts or any legal arguments and shall not exceed one (1) page per issue.

         (d) a brief in support of such party's proposed rulings and remedies, provided that the brief shall not exceed twenty (20) pages. This page limitation shall apply regardless of the number of issues raised in the ADR proceeding.

         Except as expressly set forth in subparagraphs 4(a) - 4(d), no discovery shall be required or permitted by any means, including depositions, interrogatories, requests for admissions, or production of documents.

5. The hearing shall be conducted on two (2) consecutive days and shall be governed by the following rules:

         (a) Each party shall be entitled to five (5) hours of hearing time to present its case. The neutral shall determine whether each party has had the five (5) hours to which it is entitled.

         (b) Each party shall be entitled, but not required, to make an opening statement, to present regular and rebuttal testimony, documents or other evidence, to cross-examine witnesses, and to make a closing argument. Cross-examination of witnesses shall occur immediately after their direct testimony, and cross-examination time shall be charged against the party conducting the cross-examination.

         (c) The party initiating the ADR shall begin the hearing and, if it chooses to make an opening statement, shall address not only issues it raised but also any issues raised by the responding party. The responding party, if it chooses to make an opening statement, also shall address all issues raised in the ADR. Thereafter, the presentation of regular and rebuttal testimony and documents, other evidence, and closing arguments shall proceed in the same sequence.

         (d) Except when testifying, witnesses shall be excluded from the hearing until closing arguments.

         (e) Settlement negotiations, including any statements made therein, shall not be admissible under any circumstances. Affidavits prepared for purposes of the ADR hearing also shall not be admissible. As to all other matters, the neutral shall have sole discretion regarding the admissibility of any evidence.

6. Within seven (7) days following completion of the hearing, each party may submit to the other party and the neutral a post-hearing brief in support of its proposed rulings and remedies, provided that such brief shall not contain or discuss any new evidence and shall not exceed ten
         (10) pages. This page limitation shall apply regardless of the number of issues raised in the ADR proceeding.

7. The neutral shall rule on each disputed issue within fourteen (14) days following completion of the hearing. Such ruling shall adopt in its entirety the proposed ruling and remedy of one of the parties on each disputed issue but may adopt one party's proposed rulings and remedies on some issues and the other party's proposed rulings and remedies on other issues. The neutral shall not issue any written opinion or otherwise explain the basis of the ruling.

8. The neutral shall be paid a reasonable fee plus expenses. These fees and expenses, along with the reasonable legal fees and expenses of the prevailing party (including all expert witness fees and expenses), the fees and expenses of a court reporter, and any expenses for a hearing room, shall be paid as follows:

         (a) If the neutral rules in favor of one party on all disputed issues in the ADR, the losing party shall pay 100% of such fees and expenses.

         (b) If the neutral rules in favor of one party on some issues and the other party on other issues, the neutral shall issue with the rulings a written determination as to how such fees and expenses shall be allocated between the parties. The neutral shall allocate fees and expenses in a way that bears a reasonable relationship to the outcome of the ADR, with the party prevailing on more issues, or on issues of greater value or gravity, recovering a relatively larger share of its legal fees and expenses.

 9. The rulings of the neutral and the allocation of fees and expenses shall be binding, non-reviewable, and non-appealable (except in the case of fraud or bad faith on the part of the neutral), and may be entered as a final judgment in any court having jurisdiction.

10. Except as provided in paragraph 9 or as required by law, the existence of the dispute, any settlement negotiations, the ADR hearing, any submissions (including exhibits, testimony, proposed rulings, and briefs), and the rulings shall be deemed Confidential Information (except for information contained in exhibits or testimony that is already public or later becomes public through no fault of the parties or which is lawfully disclosed to a party through an independent third party). The neutral shall have the authority to impose sanctions for unauthorized disclosure of Confidential Information.

Exhibit 10.14
                                    SECOND  AMENDMENT  dated as of July 26, 2000
                                    (this  "Second  Amendment"),  to the  Credit
                                    Agreement  dated as of February 11, 1999 (as
                                    amended by the First  Amendment  dated as of
                                    October 20, 1999,  the "Credit  Agreement"),
                                    among PSS  World  Medical,  Inc.,  a Florida
                                    corporation  (the  "Borrower"),  the several
                                    lenders party to the Credit  Agreement  (the
                                    "Lenders")   and  Bank  of  America,   N.A.,
                                    formerly known as NationsBank, N.A., as agent for the Lenders (the "Agent") and as issuing lender.

         The Borrower has requested the Agent and the Lenders to make certain changes to the Credit Agreement. The parties hereto have agreed, subject to the terms and conditions hereof, to amend the Credit Agreement as provided herein.

         Capitalized terms used and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement (the Credit Agreement, as amended by, and together with, this Second Amendment, and as hereinafter amended, modified, extended or restated from time to time, being called the "Amended Agreement").

         Accordingly, the parties hereto hereby agree as follows:

- Amendments to Section 7.19(a). (a) Section 7.19(a) of the Credit Agreement is hereby amended by adding the following proviso at the end thereof:

                  "provided, however, that notwithstanding the foregoing, for each of the fiscal quarters ended June 30, 2000, September 30, 2000 and December 31, 2000 only, the Borrower will not permit the Fixed Charge Coverage Ratio, as of the last day of any such fiscal quarter, to be less than 1.50 to 1.0."

(b) Section 7.19(b) of the Credit Agreement is hereby amended by adding the following proviso at the end thereof:

                  "provided, however, that notwithstanding the foregoing, for the fiscal quarter ended June 30, 2000 only, the Borrower will not permit the Leverage Ratio, as of the last day of such fiscal quarter, to be greater than 3.75 to 1.00 and for each of the fiscal quarters ended September 30, 2000 and December 31, 2000 only, the Borrower will not permit the Leverage Ratio, as of the last day of any such fiscal quarter, to be greater than 4.30 to 1.00."

- Representations and Warranties. The Borrower hereby represents and warrants to each Lender and the Agent, as follows:

(c) The representations and warranties set forth in Section 5 of the Amended Agreement, and in each other Credit Document, are true and correct in all material respects on and as of the date hereof and on and as of the Second Amendment Effective Date (as hereinafter defined) with the same effect as if made on and as of the date hereof or the Second Amendment Effective Date, as the case may be, except to the extent such representations and warranties expressly relate solely to an earlier date.

(d) Each of the Borrower and the other Credit Parties is in compliance with all the terms and conditions of the Amended Agreement and the other Credit Documents on its part to be observed or performed and no Event of Default has occurred and is continuing.

(e) The execution, delivery and performance by the Borrower of this Second Amendment have been duly authorized by the Borrower.

(f)      This  Second  Amendment   constitutes  the  legal,  valid  and  binding
         obligation of the Borrower, enforceable against it in accordance with its terms.

(g) The execution, delivery and performance by the Borrower of this Second Amendment (i) do not (A) violate or conflict with any provision of its articles or certificate of incorporation or bylaws or other organizational or governing documents of the Borrower, (B) violate, contravene or conflict with any Requirement of Law applicable to the Borrower or its Properties, (C) violate, contravene or conflict with contractual provisions of, cause an event of default under, or give rise to material increased, additional, accelerated or guaranteed rights of the Borrower under, any indenture, loan agreement, mortgage, deed of trust, contract or other agreement or instrument to which it is a party or by which it may be bound, or (D) result in or require the creation of any Lien (other than the Lien of the Collateral Documents) upon or with respect to the Borrower's Properties and (ii) do not require any consents under, result in a breach of or constitute (alone or with notice or lapse of time or both) a default or give rise to increased, additional, accelerated or guaranteed rights of any person under any such indenture, agreement or instrument.

- Effectiveness. This Second Amendment shall become effective only upon satisfaction of the following conditions precedent (the first date upon which each such condition has been satisfied being herein called the "Second Amendment Effective Date"):

(h) The Agent shall have received duly executed counterparts of this Second Amendment which, when taken together, bear the authorized signatures of the Borrower and the Required Lenders.

(i) The Agent and the Lenders shall be satisfied that the representations and warranties set forth in Section 1.02 of this Second Amendment are true and correct on and as of the Second Amendment Effective Date and that no Default or Event of Default has occurred and is continuing.

(j) There shall not be any action pending or any judgment, order or decree in effect which, in the judgment of the Agent or the Lenders, is likely to restrain, prevent or impose materially adverse conditions upon performance by the Borrower or any other Credit Party of its obligations under the Amended Agreement.

(k) The Agent shall have received such other documents, legal opinions, instruments and certificates relating to this Second Amendment as they shall reasonably request and such other documents, legal opinions, instruments and certificates shall be satisfactory in form and substance to the Agent and the Lenders. All corporate and other proceedings taken or to be taken in connection with this Second Amendment and all documents incidental thereto, whether or not referred to herein, shall be satisfactory in form and substance to the Agent and the Lenders.

(l)      The Borrower shall have paid all fees and expenses referred to in
         Section 1.05 of this Second Amendment.

- APPLICABLE LAW. THIS SECOND AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

- Expenses. The Borrower shall pay all reasonable out-of-pocket expenses incurred by the Agent and the Lenders in connection with the preparation, negotiation, execution, delivery and enforcement of this Second Amendment, including, but not limited to, the reasonable fees and disbursements of counsel to the Agent.

- Counterparts. This Second Amendment may be executed in any number of counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one agreement. Delivery of an executed counterpart of a signature page to this Second Amendment by telecopier shall be effective as delivery of a manually executed counterpart of this Second Amendment.

- Credit Documents. Except as expressly set forth herein, the amendments provided herein shall not by implication or otherwise limit, constitute a waiver of, or otherwise affect the rights and remedies of the Lenders or the Agent under the Amended Agreement or any other Credit Document, nor shall they constitute a waiver of any Event of Default, nor shall they alter, modify, amend or in any way affect any of the terms, conditions, obligations, covenants or agreements contained in the Amended Agreement or any other Credit Document. Each of the amendments provided herein shall apply and be effective only with respect to the provisions of the Amended Agreement specifically referred to by such amendments. Except as expressly amended herein, the Amended Agreement and the other Credit Documents shall continue in full force and effect in accordance with the provisions thereof. As used in the Amended Agreement, the terms "Agreement", "herein", "hereinafter", "hereunder", "hereto" and words of similar import shall mean, from and after the date hereof, the Amended Agreement.

                  IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed by duly authorized officers, all as of the date first above written.




                            PSS WORLD MEDICAL, INC., as Borrower


                            By: /s/ David A. Smith
                               ---------------------------------
                                Name:  David A. Smith
                                Title:  Executive Vice President and
                                        Chief Financial Officer


                            BANK OF AMERICA, N.A., formerly known
                            as NationsBank,  N.A., as Agent, as Issuing
                            Lender and as a Lender


                            By: /s/ Jonathan H. Hudson
                               ---------------------------------
                                 Name:  Jonathan H. Hudson
                                 Title:  Associate


                            COOPERATIEVE CENTRALE  RAIFFEISEN-BOERENLEENBANK
                            B.A. "RABOBANK NEDERLAND",  as a Lender


                            By: /s/ J. David Thomas
                               ---------------------------------
                                 Name:  J. David Thomas
                                 Title:  Vice President


                            By: /s/ W. Jefferey Vollack
                               ---------------------------------
                                 Name:  W. Jefferey Vollack
                                 Title:  Senior Vice President

                            BANKERS TRUST COMPANY, as a Lender


                            By: /s/  Susan L. LeFevre
                               ---------------------------------
                               Name:  Susan L. LeFevre
                               Title:  Director

                            SUNTRUST BANK, NORTH FLORIDA, N.A., as a Lender


                            By: /s/ C. William Buchholz
                               ---------------------------------
                               Name:  C. William Buchholz
                               Title:  Vice President



                            FIRST UNION NATIONAL BANK, as a Lender


                            By: /s/ Joyce L. Barry
                               ---------------------------------
                               Name:  Joyce L. Barry
                               Title:  Senior Vice President

Exhibit 10.15
                                                                  EXECUTION COPY
                                 LIMITED WAIVER




         LIMITED WAIVER, dated as of November 14, 2000 (this "Limited Waiver"), among PSS World Medical, Inc., a Florida corporation (the "Borrower"), the several banks and other financial institutions party to the Credit Agreement (as defined below) (the "Lenders") and Bank of America, N.A., formerly known as NationsBank, N.A., as agent for the Lenders (the "Agent") and as issuing lender.


                             PRELIMINARY STATEMENTS:

         (1) The Borrower, the Lenders and the Agent have entered into a Credit Agreement, dated as of February 11, 1999 (as amended by the First Amendment to the Credit Agreement dated as of October 20, 1999 among the Borrower, the Lenders and the Agent and the Second Amendment to the Credit Agreement dated as of July 26, 2000 among the Borrower, the Lenders and the Agent, the "Credit Agreement"). Capitalized terms used but not defined herein shall have the meanings assigned to them in the Credit Agreement.

         Section 7.19 of the Credit Agreement provides that as of the fiscal quarter of the Borrower ended September 30, 2000, the Borrower will not permit
(i) the Fixed Charge Coverage Ratio to be less than 1.5 to 1.0 and (ii) the Leverage Ratio to be greater than 4.30 to 1.00.

         The Borrower has informed the Agent that it will not meet the criteria for the Fixed Charge Coverage Ratio and the Leverage Ratio for the fiscal quarter of the Borrower ended September 30, 2000.

         The Borrower hereby requests a limited waiver of its non-compliance with Section 7.19 with respect to the Fixed Charge Coverage Ratio and the Leverage Ratio for the fiscal quarter of the Borrower ended September 30, 2000.

         NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

         SECTION 1.01. Limited Waiver of Certain Provisions. Solely with respect to the Fixed Charge Coverage Ratio and the Leverage Ratio for the fiscal quarter of the Borrower ended September 30, 2000, the undersigned hereby agree to waive effective September 30, 2000 compliance with the following provisions of the Credit Agreement until December 15, 2000:

                  (a) the requirement set forth in Section 7.19(a) of the Credit Agreement that the Fixed Charge Coverage Ratio for the fiscal quarter of the Borrower ended September 30, 2000 not be less than 1.5 to 1.0; and

                  (b) the requirement set forth in Section 7.19(b) of the Credit Agreement that the Leverage Ratio for the fiscal quarter of the Borrower ended September 30, 2000 not be greater than 4.30 to 1.00.

         SECTION 1.02. Representations and Warranties. The Borrower hereby represents and warrants to the Agent and the Lenders, as follows:

                  (a) The representations and warranties set forth in Section 5 of the Credit Agreement, and in each other Credit Document, are true and correct in all material respects on and as of the date hereof and on and as of the Effective Date (as defined below) with the same effect as if made on and as of the date hereof or the Effective Date, as the case may be, except to the extent such representations and warranties expressly relate solely to an earlier date.

                  (b) After giving effect to this Limited Waiver, each of the Borrower and the other Credit Parties is in compliance with all the terms and conditions of the Credit Agreement and the other Credit Documents on its part to be observed or performed and no Default or Event of Default has occurred or is continuing under the Credit Agreement.

                  (c) The execution, delivery and performance by the Borrower of this Limited Waiver have been duly authorized by the Borrower.

                  (d) This Limited Waiver constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms.

                  (e) The execution, delivery and performance by the Borrower of this Limited Waiver (i) do not conflict with or violate (A) any provision of law, statute, rule or regulation, or of the certificate of incorporation or by-laws of the Borrower, (B) any order of any Governmental Authority or (C) any provision of any indenture, agreement or other instrument to which the Borrower is a party or by which it or any of its property may be bound, and (ii) do not require any consents under, result in a breach of or constitute (alone or with notice or lapse of time or both) a default or give rise to increased, additional, accelerated or guaranteed rights of any person under any such indenture, agreement or instrument.

         SECTION 1.03. Effectiveness. This Limited Waiver shall become effective only upon satisfaction of the following conditions precedent (the first date upon which each such condition has been satisfied being herein called the "Effective Date"):

                  (a) The Agent shall have received duly executed counterparts of this Limited Waiver which, when taken together, bear the authorized signatures of the Borrower and the Required Lenders.

                  (b) The Agent and the Lenders shall be satisfied that the representations and warranties set forth in Section 1.02 hereof are true and correct on and as of the Effective Date and that after giving effect to this Limited Waiver no Default or Event of Default has occurred or is continuing.

                  (c) There shall not be any action pending or any judgment, order or decree in effect which, in the judgment of the Agent and the

         Lenders or their counsel, is likely to restrain, prevent or impose materially adverse conditions upon performance by the Borrower or any other Credit Party of its obligations under the Credit Documents.

                  (d) The Agent shall have been paid (i) all reasonable out-of-pocket expenses incurred by the Agent in connection with the preparation, negotiation, execution and delivery of this Limited Waiver, including but not limited to, the reasonable fees and disbursements of counsel for the Agent, and (ii) a non-refundable waiver fee which shall be deemed earned upon execution of this Limited Waiver equal to $100,000. Such non-refundable waiver fee shall be paid to all Lenders executing this Limited Waiver on or prior to the
         Effective Date (the "Approving Lenders") in proportion to such Approving Lender's Commitment over all Approving Lenders' Commitments and shall be applied against the amendment fee paid in connection with the next amendment of the Credit Agreement.

                  (e) The Borrower shall have delivered an irrevocable written notice to the Agent to permanently reduce the Revolving Committed Amount to $130,000,000.

                  (f) The Borrower shall have made a voluntary prepayment of the Loans in the amount of $10,000,000.

                  (g) The Agent and the Lenders shall have received such other documents, legal opinions, instruments and certificates relating to this Limited Waiver as they shall reasonably request and such other documents, legal opinions, instruments and certificates shall be satisfactory in form and substance to the Agent, the Lenders and their counsel. All corporate and other proceedings taken or to be taken in connection with this Limited Waiver and all documents incidental thereto, whether or not referred to herein, shall be satisfactory in form and substance to the Agent, the Lenders and their counsel.

         SECTION 1.04. APPLICABLE LAW. THIS LIMITED WAIVER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

         SECTION 1.05. Counterparts. This Limited Waiver may be executed in any number of counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one agreement. Delivery by facsimile by any of the parties hereto of an executed counterpart of this Limited Waiver shall be as effective as an original executed counterpart hereof and shall be deemed a representation that an original executed counterpart hereof will be delivered, but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability or binding effect of this Limited Waiver.

         SECTION 1.06. Credit Agreement. Except as expressly waived herein, the Credit Agreement shall continue in full force and effect in accordance with the provisions thereof. This Limited Waiver is a Credit Document executed under the Credit Agreement and shall be construed in accordance with the Credit Agreement.

                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have caused this Limited Waiver to be duly executed by their duly authorized officers, all as of the date first above written.


                           PSS WORLD MEDICAL, INC.


                           By: /s/ David D. Klarner
                              --------------------------------------
                              Name:  David D. Klarner
                              Title: Vice President, Treasury and Financial Reporting


                           BANK OF AMERICA,  N.A., formerly known as
                           NationsBank, N.A., as Agent, as Issuing Lender and as a Lender


                           By: /s/ Jonathan H. Hudson
                              --------------------------------------
                           Name:  Jonathan H. Hudson
                           Title:  Associate


                           COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK
                           B.A. "RABOBANK NEDERLAND", as a Lender


                           By: /s/  R. Todd Kemme
                              --------------------------------------
                           Name:  R. Todd Kemme
                           Title:


                           By: /s/  Edward Peyser
                              --------------------------------------
                           Name:  Edward Peyser
                           Title:  Executive Director


                           BANKERS TRUST COMPANY, as a Lender

                           By: /s/  Pam Divino
                              --------------------------------------
                           Name:  Pam Divino
                           Title:  Vice President

                           SUNTRUST BANK, NORTH FLORIDA, N.A., as a
                           Lender


                           By: /s/  C. William Buchholz
                              --------------------------------------
                           Name:  C.  William Buchholz
                           Title:  Vice President


                           FIRST UNION NATIONAL BANK, as a Lender


                           By: /s/  Joyce L. Barry
                              --------------------------------------
                           Name:  Joyce L. Barry
                           Title:  Senior Vice President