Form 10-Q
period 2000-12-31
PSS WORLD MEDICAL INC
filed 2001-02-16
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     December 29, 2000
                                            -----------------

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

                                 [X] Yes [ ] No

         As of February 9, 2001 a total of 71,077,236 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                December 31, 2000


                                      INDEX


                                                                                                       PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2000                       3
         Condensed Consolidated Statements of Operations -
              For the Three and Nine months Ended December 31, 2000 and 1999                                4
         Condensed Consolidated Statements of Cash Flows -
              For the Nine months Ended December 31, 2000 and 1999                                          5
         Notes to Condensed Consolidated Financial Statements - December 31, 2000 and 1999                  6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations             17
Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                        28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                 29
Item 2 - Change in Securities and Use of Proceeds                                                          29
Item 3 - Defaults Upon Senior Securities                                                                   29
Item 4 - Submission of Matters to a Vote of Security Holders                                               30
Item 5 - Other Information                                                                                 30
Item 6 - Exhibits and Reports on Form 8-K                                                                  30

SIGNATURES                                                                                                 33


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                             December 31,          March 31,
                                                                                                 2000                 2000
                                                                                           ------------------   -----------------
                                                                                              (Unaudited)              *
                                               ASSETS
          Current Assets:
             Cash and cash equivalents                                                     $     36,935          $    60,414
             Marketable securities                                                                  215                4,328
             Accounts receivable, net                                                           250,824              284,441
             Inventories, net                                                                   185,255              178,038
             Employee advances                                                                    3,657                  973
             Prepaid expenses and other                                                          55,979               57,515
                                                                                           ------------------   -----------------
                     Total current assets                                                       532,865              585,709

          Property and equipment, net                                                            72,578               65,783
          Other Assets:
             Intangibles, net                                                                   186,557              202,242
             Other                                                                               25,230               19,683
                                                                                           ------------------   -----------------
                     Total assets                                                            $  817,230           $  873,417
                                                                                           ==================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Accounts payable                                                                $  126,500           $  124,448
             Accrued expenses                                                                    34,774               35,434
             Current maturities of long-term debt and capital lease obligations                   2,225                4,274
             Other                                                                               11,405                7,482
                                                                                           ------------------   -----------------
                     Total current liabilities                                                  174,904              171,638
          Long-term debt and capital lease obligations, net of current portion                  217,639              254,959
          Other                                                                                   6,731                7,193
                                                                                           ------------------   -----------------
                     Total liabilities                                                          399,274              433,790
                                                                                           ------------------   -----------------

          Shareholders' Equity:
             Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
                 issued and outstanding                                                              --                   --
             Common stock, $.01 par value; 150,000,000 shares authorized, 71,077,236
                 shares issued and outstanding at December 31, 2000 and March 31, 2000              711                  711
             Additional paid-in capital                                                         348,701              349,186
             Retained earnings                                                                   69,331               90,951
             Cumulative other comprehensive income                                                 (787)                (390)
                                                                                           ------------------   -----------------
                                                                                                417,956              440,458
             Unearned ESOP shares                                                                    --                 (831)
                                                                                           ------------------   -----------------
                     Total shareholders' equity                                                 417,956              439,627
                                                                                           ------------------   -----------------
                     Total liabilities and shareholders' equity                              $  817,230           $  873,417
                                                                                           ==================   =================

                                            * Condensed from audited financial statements.
                        The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)





                                                        Three Months Ended                         Nine Months Ended
                                              ----------------------------------------  ----------------------------------------
                                              December 31, 2000    December 31, 1999    December 31, 2000    December 31, 1999
                                              -------------------  -------------------  -------------------  -------------------


Net sales                                     $    447,326         $    462,101          $ 1,362,456          $ 1,350,103
Cost of goods sold                                 343,672              347,277            1,041,304            1,014,237
                                              -------------------  -------------------  -------------------  -------------------
      Gross profit                                 103,654              114,824              321,152              335,866

General and administrative expenses                 94,747               61,807              231,147              186,458
Selling expenses                                    28,479               30,084               86,850               85,643
International business exit charge                  14,917                   --               14,917                   --
                                              -------------------  -------------------  -------------------  -------------------
      (Loss) income from operations                (34,489)              22,933              (11,762)              63,765
                                              -------------------  -------------------  -------------------  -------------------

Other income (expense):
      Interest expense                              (4,673)              (4,074)             (14,396)             (10,450)
      Interest and investment income                   547                  391                1,808                1,322
      Other income                                     567                1,551                2,094                9,904
                                              -------------------  -------------------  -------------------  -------------------
                                                    (3,559)              (2,132)             (10,494)                 776
                                              -------------------  -------------------  -------------------  -------------------

(Loss) income before provision for income
   taxes and cumulative effect of accounting       (38,048)              20,801              (22,256)              64,541
   change
Provision (benefit) for income taxes                (8,307)               8,881                 (636)              26,636
                                              -------------------  -------------------  -------------------  -------------------
Income before cumulative effect of                 (29,741)              11,920              (21,620)              37,905
accounting change
Cumulative effect of accounting change                  --                   --                   --               (1,444)
                                              -------------------  -------------------  -------------------  -------------------
Net (loss) income                             $     (29,741)       $     11,920         $    (21,620)        $     36,461
                                              ===================  ===================  ===================  ===================

Earnings per share - Basic:
   (Loss) income before cumulative effect of
   accounting change                          $       (0.42)       $       0.17         $      (0.30)        $       0.53
   Cumulative effect of accounting change                                    --                   --                (0.02)
                                              -------------------  -------------------  -------------------  -------------------
   Net (loss) income                          $       (0.42)       $       0.17         $      (0.30)        $       0.51
                                              ===================  ===================  ===================  ===================

Earnings per share - Diluted:
   (Loss) income before cumulative effect of
   accounting change                          $       (0.42)       $       0.17         $      (0.30)        $       0.53
   Cumulative effect of accounting change                --                  --                   --                (0.02)
                                              ------------------- -------------------  -------------------  -------------------
   Net (loss) income                          $       (0.42)       $       0.17         $      (0.30)        $       0.51
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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                           Nine Months Ended
                                                                                  ------------------------------------
                                                                                   December 31,         December 31,
                                                                                       2000                 1999
                                                                                  ------------------ -----------------

Cash Flows From Operating Activities:
   Net income                                                                       $  (21,620)          $  36,461
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of accounting change                                               --               1,444
       Depreciation and amortization                                                    18,693              14,427
       Amortization of debt issuance costs                                                 608                 550
       Provision for doubtful accounts                                                  23,164               2,897
       International business exit charge                                               14,917                  --
       Gain (loss) on sale of fixed assets                                                   1                (296)
       Deferred compensation                                                                --                 198
       ESOP amortization                                                                   345                 435
       Changes in operating assets and liabilities, net of effects from business acquisitions:
          Accounts receivable, net                                                      11,621             (39,944)
          Inventories                                                                   (7,217)            (27,334)
          Prepaid expenses and other                                                    (6,587)            (14,357)
          Other assets                                                                  (5,314)             (7,019)
          Accounts payable, accrued expenses and other liabilities                       6,287              24,689
                                                                                  ------------------ -----------------
              Net cash  provided by (used in)  operating activities                     34,898              (7,849)
                                                                                  ------------------ -----------------

Cash Flows From Investing Activities:
    Purchases of marketable securities                                                      --             (10,665)
    Proceeds from sales and maturities of marketable securities                              3                  --
    Capital expenditures                                                               (16,494)            (17,893)
    Proceeds from sales of fixed assets                                                    365               2,003
    Purchases of businesses, net of cash acquired                                         (658)            (45,975)
    Payments on non-compete agreements                                                  (1,140)             (5,081)
                                                                                  ------------------ -----------------
              Net cash used in investing activities                                    (17,924)            (77,611)
                                                                                  ------------------ -----------------

Cash Flows From Financing Activities:
    Proceeds from borrowings                                                            80,000              79,487
    Repayment of borrowings                                                           (119,302)             (3,489)
    Principal payments under capital lease obligations                                     (66)               (245)
    Proceeds from issuance of common stock                                                  --                  60
    Other                                                                               (1,085)                (65)
              Net cash  (used in) provided by financing activities                     (40,453)             75,748
                                                                                  ------------------ -----------------
Net decrease in cash and cash equivalents                                              (23,479)             (9,712)

Cash and cash equivalents, beginning of period                                          60,414              41,106
                                                                                  ------------------ -----------------
Cash and cash equivalents, end of period                                             $  36,935           $  31,394
                                                                                  ================== =================


 The accompanying notes are an integral part of these condensed consolidated statements.


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




NOTE 1 - BASIS OF PRESENTATION

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 101 service centers to customers in all 50 states and four European countries.

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

     The Condensed Consolidated Balance Sheet as of March 31, 2000 has been derived from the Company's audited consolidated financial statements for the year ended March 31, 2000. The financial statements and related notes included in this Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     Financial  statements  for the  Company's  subsidiaries  outside the United
     States are translated into U.S. dollars at period-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded in the other comprehensive income component of shareholders' equity. During the quarter ending December 31, 2000, the Company recorded a $3.2 million charge as part of an International Business exit charge to recognize prior cumulative foreign currency translation adjustments through the income statement.

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


NOTE 2 - BUSINESS ACQUISITIONS

     Purchase Acquisitions

     There were no acquisitions during the three months ended December 31, 2000.

     During the three months ended December 31, 1999, the Company acquired certain assets and assumed certain liabilities of four imaging supply and equipment distributors. The following is a summary of the transactions:

                                                          December 31, 1999
                                                          -----------------
     Number of acquisitions........................                4
     Total consideration...........................           $  16,884
     Cash paid, net of cash acquired...............              12,007
     Goodwill recorded.............................               9,670
     Value of Noncompete Agreements................                 820


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

     The terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid (earnout payments) if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $8.4 million (payable through fiscal 2003).

     During the three months ended December 31, 2000, there were no earnout payments.


NOTE 3 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     Charges Included In General and Administrative Expenses

     In addition to normal general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                 Three Months Ended                 Nine months Ended
                                            -----------------------------     -----------------------------
                                            December 31,     December 31,     December 31,     December 31,
                                                2000             1999             2000             1999
                                            ------------    -------------     ------------    -------------

Merger costs and expenses                    $    1,527     $        (14)      $    4,686     $      (260)
Restructuring costs and expenses                  5,333            1,589            7,586           9,808
Acceleration of depreciation                      1,504               --            1,504              --
Long-Term Care Business bad debt charge          19,991               --           19,991              --
Other                                               170           (1,221)           2,590          (1,221)
                                            ------------    -------------     ------------    -------------
     Total                                    $  28,525      $       354        $  36,357      $    8,327
                                            ============    =============     ============    =============

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

     If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the Company's existing information system, and (4) training costs related to conforming the acquired companies' operational policies to that of the Company's operational policies. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three and nine months ended December 31, 2000, the Company expensed $1,271 and $3,813, respectively, related to the Retention Plans.

     In addition, the Company has recorded merger costs and expenses that primarily related to branch shutdown and lease termination costs. For the three months ended December 31, 2000 and 1999, the Company recorded $264 and $399, respectively, of merger charges expensed as incurred. For the nine months ended December 31, 2000 and 1999, the Company recorded $881 and $1,175, respectively,of merger charges and expenses as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended December 31, 2000 and 1999, the Company reversed $8 and $413, respectively, of merger costs and expenses, and for the nine months ended December 31, 2000 and 1999, the Company reversed $8 and $1,435, respectively, of merger costs and expenses previously established under prior plans. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

     Restructuring Costs and Expenses

     The Company has recorded restructuring costs and expenses primarily related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended December 31, 2000 and 1999, the Company recorded $543 and $2,590, respectively, of restructuring costs as incurred. For the nine months ended December 31, 2000 and 1999, the Company recorded $2,796 and $6,056, respectively, of restructuring costs as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended December 31, 2000 and 1999, the Company reversed $269 and $1,001, respectively, of restructuring costs, and for the nine months ended December 31, 2000 and 1999, the Company reversed $269 and $1,215, respectively, of restructuring costs previously established under prior plans due to overaccruals for lease termination, involuntary employee termination, and branch shutdown costs.

     During the three months ended December 31, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company ("Plan E"). This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $5,059 at the commitment date of the restructuring plan adopted by management. During the three months ended September 30, 1999, management approved and adopted a formal plan to restructure the company ("Plan C"). Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for an update of the current status of restructuring plans.

     Acceleration of Depreciation

     During the quarter ended December 31, 2000, the Company identified certain assets for replacement due to the implementation of its Enterprise Resource Planning (ERP) system. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the assets. Based on the Company's analysis, the impairment did not exist on the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board No. 20, Accounting Changes, and recorded $1,504 of accelerated depreciation.

     Long-Term Care Business Bad Debt Charge

     During the quarter ended December 31, 2000, the Company recorded approximately $20 million in bad debt expense to increase the accounts receivable reserves at its Gulf South Medical Supply subsidiary. The increase to the reserve balance was primarily attributed to changes in assumptions concerning customers currently in bankruptcy based on information acquired during the quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to i) changes in reserve assumptions for non-performing customers based on the change in assumptions discussed above, ii) changes in management's credit policies and procedures, and iii) changes in credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate reserves for uncollectible receivables.

     Other

     During the three and nine months ended December 31, 2000, the Company incurred $170 and $2,590, respectively, primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternative process. During the three and nine months ended December 31, 1999, the Company performed an analysis and reversed $1,221 of a previously recorded operating tax charge reserve.


NOTE 4 - ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

     Summary of Accrued Merger Costs and Expenses

     In connection with the consummation of business combinations, management often develops formal plans to exit certain activities, involuntarily terminate employees, and relocate employees of acquired companies. Management's plans to exit an activity often include identification of duplicate facilities for closure and identification of facilities for consolidation into other facilities.

     Generally, completion of the integration plans will occur within one year from the date in which the plans are formalized and adopted by management. However, intervening events occurring prior to completion of the plan, such as subsequent acquisitions or system conversion issues, can significantly impact a previously established plan. Such intervening events may cause modifications to the plans and are accounted for on a prospective basis. At the end of each quarter, management reevaluates its integration plans and adjusts previous estimates.

     As part of the integration plans, certain costs are recognized at the date in which a plan is formalized and adopted by management (commitment date). These costs are generally related to employee terminations and relocation, lease terminations, and branch shutdown. In addition, there are certain costs that do not meet the criteria for accrual at the commitment date and are expensed as the plan is implemented (refer to Note 3, Charges Included in General and Administrative Expenses). Involuntary employee termination costs are employee severance costs and termination benefits. Lease termination costs are lease cancellation fees and forfeited deposits. Branch shutdown costs include costs related to facility closure costs. Employee relocation costs are moving costs of employees of an acquired company in transactions accounted for under the purchase method of accounting.

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheet, were $492 at December 31, 2000. The discussion and rollforward of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W X-Ray, Inc. with the Imaging Business. As of December 31, 2000, all of the employees have been terminated and all of the seven identified distribution facilities have been shut down.
     Therefore, all costs related to the merger plan had been incurred at December 31, 2000, except for lease termination costs for one location for which payment will extend through May 2001. During the three months ended December 31, 2000, $22 of lease expense was charged against the accrual leaving a remaining accrual of $37.

     Nonsignificant Pooling-of-Interests Business Combination Plans

     The Imaging Business acquired TriStar Imaging Systems, Inc. in October 1998, and management formalized and adopted an integration plan in late fiscal 1999 to integrate the operations of the acquired company. All costs related to the merger plan had been incurred at December 31, 2000, except for lease termination costs for which payments will extend through fiscal 2004. During the three months ended December 31, 2000, $336 of lease expense was charged against the accrual leaving a remaining accrual of $148.

     Nonsignificant Purchase Business Combination Plans

     The Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. All costs related to the merger plan had been incurred at December 31, 2000, except for lease termination costs for which payments will extend through fiscal 2004. During the three months ended December 31, 2000, $22 of lease expense was charged against the accrual leaving a remaining accrual of $307.

     Summary of Accrued Restructuring Costs and Expenses

     Primarily as a result of the impact of the merger with Gulf South Medical Supply, in order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company implemented a restructuring plan during the fourth quarter of fiscal 1998 that impacted all divisions ("Plan A"). The accruals related to Plan A were fully utilized at December 31, 2000. Subsequently, the Company adopted a second restructuring plan during the first quarter of fiscal 1999 related to the Gulf South Medical Supply division ("Plan B") to further consolidate its operations.

     During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for the Gulf South Medical Supply division to Jacksonville, Florida where the corporate offices for the Diagnostic Imaging and Physician Supply divisions are located. The Company implemented the restructuring plan during the second quarter of fiscal 2000 that impacted all divisions ("Plan C"). The total number of employees to be terminated was 272.

     During the fourth quarter of fiscal 2000, the Imaging Business' management made a discretionary decision to change its business strategy and the way it operates to improve future operations. These changes include restructuring the Imaging Business sales force, terminating approximately 50 service engineers, and closure of two distribution centers ("Plan D"). The accruals related to Plan D were fully utilized at December 31, 2000.

     During the third quarter of fiscal 2001, the Company's Board of Directors along with senior management evaluated the Company's operating performance. During this process, the Board and management decided to implement a long-range action plan that would stabilize the workforce and business. As part of the new strategic plan, the Company planned to reorganize several senior management positions and make permanently idle two distribution centers - one in the Diagnostic Imaging division and one in the Physician Supply division. The total number of employees to be terminated in Plan E is 29. As of December 31, 2000, 15 employees had been terminated.

     Accrued restructuring costs and expenses related to Plans A, B, C, D and E, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $4,411 at December 31, 2000. The following is a summary of the restructuring plan activity for the three months ended December 31, 2000:

                                 Involuntary
                                   Employee        Lease         Branch
                                 Termination    Termination     Shutdown
                                    Costs          Costs          Costs          Total
                                 ------------- -------------- -------------- --------------
Balance at September 30, 2000      $       35       $   607        $   241      $     883
     Adjustments                          (30)           --           (239)          (269)
     Additions                          4,887            --             --          4,887
     Utilized                            (951)         (137)            (2)        (1,090)
                                 ------------- -------------- -------------- --------------
Balance at December 31, 2000          $  3,941       $   470      $       0       $  4,411
                                 ============= ============== ============== ==============

     Plan B

     As of December 31, 1999, all of the six locations had been shut down and all employees were terminated as a result of the plan. Approximately $80 of lease termination payments remain accrued at December 31, 2000 for which payments will extend through fiscal 2002.

     Plan C

     All employees have been terminated at March 31, 2000. Accrued restructuring costs and expenses related to Plan C at December 31, 2000 were approximately $390, which relates to lease terminations. After revising prior estimates, the Company reversed $30 related to involuntary employee terminations and $239 related to branch shutdown costs against restructuring costs and expenses for the three months ended December 31, 2000.

     Plan E

     Accrued restructuring costs and expenses related to Plan E at December 31, 2000 were approximately $3,941, all of which relates to involuntary employee terminations.

Note 5 - INTERNATIONAL BUSINESS EXIT CHARGE

     During the quarter ended December 31, 2000, management adopted, and the Board of Directors approved, a plan for divesting the Company's European operations. Management's primary consideration for this decision was that the European operations are outside the core United States business segments, making effective management difficult and resulting in lower than expected operating performance for the past several years. Management expects to complete this plan prior to June 30, 2001. The net assets held for disposal consist of the operating assets of the European operations less outstanding liabilities, and are valued at the lower of aggregate fair value less expected costs to be incurred for sale. Accordingly, the Company recorded $14.9 million as an International Business exit charge during the quarter ended December 31, 2000.

     During the quarter ended December 31, 2000, the European operations reported the following results:

                                                Three Months Ended                   Nine Months Ended
                                        -----------------------------------  ----------------------------------
                                          December 31,       December 31,      December 31,      December 31,
                                              2000               1999              2000              1999
                                        -----------------   ---------------  -----------------  ---------------

Net sales                                 $      7,265       $     7,607      $    15,420        $    23,282
Cost of goods sold                               5,405             5,571           10,908             16,459
                                        -----------------   ---------------  -----------------  ---------------
      Gross profit                               1,860             2,036            4,512              6,823

Selling, General and administrative              1,559             1,750            4,484              6,189
expenses
International Business exit charge              14,917                --           14,917                 --
                                        -----------------   ---------------  -----------------  ---------------
      Operating income                         (14,616)              286          (14,889)               634

Interest expense (external)                       (201)               84             (466)               (69)
Interest expense (intercompany)                   (300)             (300)            (900)              (903)
                                        -----------------   ---------------  -----------------  ---------------
                                                  (501)             (216)          (1,366)              (972)
                                        -----------------   ---------------  -----------------  ---------------

Income before provision for income             (15,117)               70          (16,255)              (338)
taxes
Provision for income taxes                          --                --               --                 --
                                        -----------------   ---------------  -----------------  ---------------
      Net income                           $   (15,117)     $         70      $   (16,255)       $      (338)
                                        =================   ===============  =================  ===============

NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus direct adjustments to shareholders' equity. The following details the components of comprehensive income for the periods presented:

                                                       Three Months Ended                Nine months Ended
                                                  ----------------------------     ---------------------------
                                                  December 31,    December 31,     December 31,   December 31,
                                                      2000            1999            2000           1999
                                                  ------------   -------------     ------------   ------------

Net (loss) income........................         $  (29,741)    $  11,920         $  (21,620)      $  36,461

Other comprehensive (expense) income, net of tax:
    Foreign currency translation adjustment.....          --          (106)             2,113             (65)
    Unrealized loss on available for sale
    security............................                (469)           --             (2,512)             --
                                                  ------------   -------------     ------------   ------------
Comprehensive income....................          $  (30,210)    $  11,814         $  (22,019)      $  36,396
                                                  ============   =============     ============   ============

NOTE 7 - EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                   Three Months Ended              Nine months Ended
                                               ----------------------------   ----------------------------
                                               December 31,    December 31,   December 31,    December 31,
                                                   2000            1999          2000             1999
                                               -------------   ------------   ------------    ------------
Net income...............................      $  (29,741)     $  11,920      $  (21,620)     $  36,461

 Earnings per share - Basic:
   (Loss) income before cumulative effect of
      accounting change..................      $    (0.42)     $    0.17      $    (0.30)     $    0.53
   Cumulative effect.....................              --             --             --           (0.02)
                                               -------------   ------------   ------------    ------------
   Net (loss) income.....................      $    (0.42)     $    0.17      $    (0.30)     $    0.51
                                               =============   ============   ============    ============
 Earnings per share - Dilutive:
   (Loss) income before cumulative effect of
      accounting change..................      $    (0.42)     $    0.17      $    (0.30)     $    0.53
   Cumulative effect.....................              --             --             --           (0.02)
                                               -------------   ------------   ------------    ------------
   Net (loss) income.....................      $    (0.42)     $    0.17      $    (0.30)     $    0.51
                                               =============   ============   ============    ============

Weighted average shares outstanding:
   Common shares.........................          71,077           71,075      71,077          71,006
   Assumed exercise of stock options.....             183              175         194             251
                                               -------------   ------------   ------------    ------------
   Diluted shares outstanding............          71,260           71,250      71,271          71,257
                                               =============   ============   ============    ============

NOTE 8 - SEGMENT INFORMATION

     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include the Physician Sales & Service division (the "Physician Supply Business"), Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"), Gulf South Medical Supply, Inc.
     ("GSMS" or the "Long-Term Care Business"), and the Other segment that combines WorldMed International, Inc. ("WorldMed Int'l") with corporate and back office operations.

     The Physician Supply Business is a distributor of medical supplies, equipment, and pharmaceuticals to office-based physicians in the United States. DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate-care markets in the United States. GSMS is a distributor of medical supplies and related products to the long-term care market in the United States. WorldMed Int'l along with WorldMed, Inc. manages and develops PSS' European medical equipment and supply distribution market.

     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:


                                                              Three Months Ended              Nine Months Ended
                                                         -----------------------------   ----------------------------
                                                         December 31,     December 31,    December 31,   December 31,
                                                            2000             1999            2000           1999
                                                         ------------    -------------    ------------  -------------
NET SALES:
   Physician Supply Business                             $   168,584     $   178,012      $   516,375   $    531,245
   Imaging Business                                          179,855         183,901          559,036        518,704
   Long-Term Care Business                                    91,622          92,580          271,625        276,872
   Other (a)                                                   7,265           7,608           15,420         23,282
                                                         ------------    -------------    ------------  -------------
       Total net sales                                   $   447,326     $   462,101      $ 1,362,456   $  1,350,103
                                                         ============    =============    ============  =============
CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES:
   Physician Supply Business                             $     1,585     $       360      $     1,755   $      1,590
   Imaging Business                                              591             447            2,745          2,261
   Long-Term Care Business                                    19,869            (481)          20,494          3,507
   Other (a)                                                   6,480              28           11,363            969
                                                         ------------    -------------    ------------  -------------
       Total charges included in general and
               administrative expenses                   $    28,525     $       354      $    36,357   $      8,327
                                                         ============    =============    ============  =============

(LOSS) INCOME FROM OPERATIONS:
   Physician Supply Business                             $     5,579     $    11,597      $    24,205   $     34,814
   Imaging Business                                             (125)          7,789            5,368         21,193
   Long-Term Care Business                                   (19,867)          3,672          (16,282)         7,763
   Other (a)                                                 (20,076)           (125)         (25,053)           (5)
                                                         ------------    -------------    ------------  -------------
       Total(loss) income from operations                $   (34,489)    $    22,933      $   (11,762)  $     63,765
                                                         ============    =============    ============  =============


DEPRECIATION:
   Physician Supply Business                             $     2,771     $     1,065      $     4,898   $      3,046
   Imaging Business                                              902             839            2,583          2,390
   Long-Term Care Business                                       477             337            1,401          1,148
   Other (a)                                                     207              67              426            167
                                                         ------------    -------------    ------------  -------------
       Total depreciation                                $     4,357     $     2,308      $     9,308   $      6,751
                                                         ============    =============    ============  =============

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS:
   Physician Supply Business                             $       440     $       417      $     1,299   $      1,480
   Imaging Business                                            2,061           1,538            6,081          4,235
   Long-Term Care Business                                       610             604            1,736          1,765
   Other (a)                                                     294             283              877            746
                                                         ------------    -------------    ------------  -------------
       Total amortization of intangible and other assets $     3,405     $     2,842      $     9,993   $      8,226
                                                         ============    =============    ============  =============

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business                             $       389     $       434      $       592   $        700
   Imaging Business                                               47             597              187            840
   Long-Term Care Business                                    20,591             500           22,385          1,357
   Other                                                          --              (8)              --             --
                                                         ------------    -------------    ------------  -------------
       Total provision for doubtful accounts             $    21,027     $     1,523      $    23,164   $      2,897
                                                         ============    =============    ============  =============

CAPITAL EXPENDITURES:
   Physician Supply Business                             $     4,838     $     2,914      $    11,284   $      8,882
   Imaging Business                                            1,188           1,267            3,729          4,947
   Long-Term Care Business                                        87           1,226              477          3,078
   Other (a)                                                     575             453            1,004            986
                                                         ------------    -------------    ------------  -------------
       Total capital expenditures                        $     6,688     $     5,860      $    16,494   $      7,893
                                                         ============    =============    ============  =============

                                                                      December 31, 2000   March 31, 2000
                                                                      -----------------   --------------
                ASSETS:
                Physician Supply Business                               $   246,975        $   243,020
                Imaging Business                                            335,917            346,073
                Long-Term Care Business                                     173,782            182,024
                Other (a)                                                    60,556            102,300
                                                                      -----------------   --------------
                        Total assets                                    $   817,230        $   873,417
                                                                      =================   ==============

(a) Other includes the corporat office and the International subsidiaries.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to continue salary payments and provide insurance for a period ranging from 12 to 36 months for the Chief Executive Officer and from 3 to 12 months for other executives and to repurchase a portion or all of the shares of common stock held by the executives upon their demand at the fair market value at the time of repurchase. The period of salary and insurance continuation and the level of stock repurchases are based on the conditions of the termination or resignation. During the three months ended December 31, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company. This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $5,059 at the commitment date of the restructuring plan adopted by management

     During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan. Refer to Note 3, Charges included in General and Administrative Expenses for further discussion.

     PSS and certain of its current officers and directors were named as defendants in a purported securities class action lawsuit originally filed on or about May 28, 1998. The allegations are based upon a decline in the PSS stock price following announcements by PSS in May 1998 regarding the merger with GSMS that resulted in earnings below analyst's expectations. The defendants' motion to dismiss the complaint was granted by order dated February 9, 2000. Plaintiffs filed an amended complaint on March 15, 2000. Defendants' motion to dismiss, filed May 1, 2000, is still pending. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the earliest stages, and there can be no assurances that this litigation will ultimately be resolved on terms that are favorable to the Company.

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

     On December 31, 1999, DI entered into a three year distributorship agreement with an imaging supply vendor. The agreement stipulates that, among other things, in the event of termination of the agreement due to a change in control of DI, the Company will pay liquidated damages to the vendor in the amount of $250,000 times the number of months remaining under the agreement.

     The Company's trade receivables are subject to pre-petition bankruptcy risk relating to certain GSMS customers that resulted from receivable balances outstanding prior to notification by these customers of their intent to seek Chapter 11 bankruptcy protection. In addition, the Company is subject to credit risk through the continued servicing of these customers on a post-petition basis with payments remitted under negotiated terms. As these customers are in the process of reorganization, the Company is not able to estimate the final collectability of the accounts. As of December 31, 2000, the balances subject to pre-petition bankruptcy risk totaled approximately $9.9 million and the total outstanding balances related to these customers totaled approximately $18.0 million. Based on information currently available, management believes the Company has recorded an appropriate reserve for these outstanding receivables. However, should circumstances change that would cause these balances to become uncollectible, the resulting bad debt charge would be material to the financial statements.

NOTE 10 - INDEBTEDNESS

     On December 28, 2000, the Company amended and restated its credit agreement (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Company can make revolving credit borrowings in an amount up to the lesser of (a) the Revolving Committed Amount, which initially is $120 million, reducing to $110 million on March 31, 2002, and $100 million on March 31, 2003, or (b) a Borrowing Base based on eligible receivables and inventory. Borrowings under the Credit Agreement bear interest, at the Company's option, at either the "Base Rate" plus a margin of between 0.35% and 2.75%, based on the Company's leverage ratio, or the "Eurodollar Rate" plus a margin of between 1.375% and 3.75%, based on the Company's leverage ratio. As of December 31, 2000, there was $87 million of borrowings outstanding under the Credit Agreement, with a weighted average interest rate of 8.22% per annum. Borrowings under the Credit Agreement must be repaid on or prior to February 11, 2004. In addition, under the Credit Agreement the leverage and fixed charge covenants were amended for the quarter ended December 31, 2000, and will adjust over time as specified in the Credit Agreement.

ITEM 2.                 PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 101 service centers to customers in all 50 states and four European countries. Since its inception in 1983, the Company has become a leader in three of the market segments it serves through a focused, market-specific approach to customer service, a consultative sales force, strategic acquisitions, strong arrangements with product manufacturers, innovative systems, and a unique culture of performance.

     The Company, through its Physician Sales & Service division, is a leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 50 medical supply distribution service centers with approximately 735 sales representatives ("Physician Supply Business") serving over 100,000 physician offices in all 50 states. The Physician Supply Business' primary market are office-based physicians throughout the United States.

     The Company, through its wholly-owned subsidiary Diagnostic Imaging, Inc. ("DI"), is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, number of distribution centers, and number of sales representatives. DI currently operates 34 imaging distribution service centers with approximately 850 service specialists and 223 sales representatives ("Imaging Business") serving customer sites in 42 states. The Imaging Business' primary markets are acute-care hospitals, imaging centers, and private practice physicians, veterinarians and chiropractors.

     Through its wholly-owned subsidiary Gulf South Medical Supply, Inc. ("GSMS"), the Company is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues, number of sales representatives, and number of service centers. GSMS currently operates 14 distribution service centers with approximately 119 sales representatives ("Long-Term Care Business"), serving long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains.

     In addition to its operations in the United States, the Company, through its wholly-owned subsidiary WorldMed International, Inc. ("WorldMed"), operates two European service centers distributing medical products to the physician office and hospital markets in Belgium, France, Germany, and Luxembourg.


INDUSTRY

     According to industry estimates, the United States medical supply and equipment segment of the health care industry represents a $34 billion market comprised of the distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus is the distribution to physician offices, providers of imaging services, and long-term care facilities that comprise $14 billion, or approximately 40%, of the overall market.

     Revenues of the medical products distribution industry are estimated to increase as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market is benefiting from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market.

     The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement to hospitals, long-term care facilities, and other health care providers have affected spending budgets in certain markets within the medical products industry. Recently, Congress has passed radical changes to reimbursements for nursing homes and home care providers. The industry has struggled with these changes and the ability of providers, distributors, and manufacturers to adopt to the changes is not yet determined. The Company estimates that approximately 19% of the beds of its clients in the long-term care industry are in homes that are managed by companies that have filed for bankruptcy protection.

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. However, the majority of the market serviced by the Company remains small customers, with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 36% of Long-Term Care Business revenues for the three months ended December 31, 2000 represented sales to its top five customers. Three of these top five customers are currently in Chapter 11 bankruptcy reorganization, and sales to these customers represent approximately 23% of Long-Term Care Business revenues for the three months ended December 31, 2000. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.

RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

     Net Sales. Net sales for the three months ended December 31, 2000 totaled $447.3 million, a decrease of $14.8 million, or 3.2%, from net sales of $462.1 million for the three months ended December 31, 1999. The net sales decrease over the prior year quarter was primarily attributable to i) the continued impact of certain manufacturer product recalls in the Physician Supply division that started in the fourth quarter of fiscal 2000, ii) the absence of Year 2000 driven incremental sales experienced during the prior year comparable period, and iii) the continued tightening of credit policies in the Long-Term Care division. These factors were partially offset by approximately $7.0 million of net sales from imaging businesses acquired during and subsequent to the December 31, 1999 quarter.

     Gross Profit. Gross profit for the three months ended December 31, 2000 totaled $103.7 million, a decrease of $11.1 million, or 9.7%, from gross profit of $114.8 million for the three months ended December 31, 1999. Gross profit as a percentage of net sales was 23.2% and 24.8% for the three months ended December 31, 2000 and 1999, respectively. The gross profit decrease over the prior year quarter was primarily attributable to i) the decrease in sales volume described above, ii) the increased mix of lower margin products that replaced higher margin products impacted by product recalls and vendor supply interruptions in the Physician Supply and Imaging divisions, iii) increased fixed service costs resulting from Imaging division businesses acquired during and subsequent to the December 31, 1999 quarter, and iv) continued margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to changes in the way such customers are reimbursed by the government.

     General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2000 totaled $94.7 million, an increase of $32.9 million, or 53.2%, from general and administrative expenses of $61.8 million for the three months ended December 31, 1999. General and administrative expense as a percentage of net sales increased to 21.2% from 13.4% for the comparable three-month period. The variation in general and administrative expenses primarily resulted from charges related to merger activity, restructuring activity, and other special items.

     The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations (in thousands):

                                                 Three Months Ended
                                            -----------------------------
                                            December 31,     December 31,
                                                2000             1999
                                            -------------   -------------

Merger costs and expenses                    $    1,527     $        (14)
Restructuring costs and expenses                  5,333            1,589
Acceleration of depreciation                      1,504               --
Long-Term Care Business bad debt charge          19,991               --
Other                                               170           (1,221)
                                            -------------   -------------
     Total                                    $  28,525      $       354
                                            =============   =============
     Merger Costs and Expenses

     Refer to Note 3, Charges Included in General and Administrative Expenses, for the Company's policy related to merger costs and expenses.

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three months ended December 31, 2000, the Company expensed $1,271 related to the Retention Plans.

     In addition, the Company has recorded merger costs and expenses that primarily related to branch shutdown and lease termination costs. For the three months ended December 31, 2000 and 1999, the Company recorded $264 and $399, respectively, of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended December 31, 2000 and 1999, the Company reversed $8 and $413, respectively, of merger costs and expenses previously established under prior plans.

     Restructuring Costs and Expenses

     The Company has recorded restructuring costs and expenses primarily related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended December 31, 2000 and 1999, the Company recorded $543 and $2,590, respectively, of restructuring costs as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the nine months ended December 31, 2000 and 1999, the Company reversed $269 and $1,215, respectively, of restructuring costs previously established under prior plans due to overaccruals for lease termination, involuntary employee termination and branch shutdown costs.

     During the three months ended December 31, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company ("Plan E"). This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $5,059 at the commitment date of the restructuring plan adopted by management.

     Acceleration of Depreciation

     During the quarter ended December 31, 2000, the Company identified certain assets for replacement due to the implementation of its ERP system. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the assets. Based on the Company's analysis, the impairment did not exist on the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board No. 20, Accounting Changes, and recorded $1,504 of accelerated depreciation.

     Long-Term Care Business Bad Debt Charge

     During the quarter ended December 31, 2000, the Company recorded approximately $20 million in bad debt expense to increase the accounts receivable reserves at its Gulf South Medical Supply subsidiary. The increase to the reserve balance was primarily attributed to changes in assumptions concerning customers currently in bankruptcy based on information acquired during the quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to i) changes in reserve assumptions for non-performing customers based on the change in assumptions discussed above, ii) changes in management's credit policies and procedures, and iii) changes in credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate reserves for uncollectible receivables.

     Other

     During the three months ended December 31, 2000, the Company incurred $170 in legal and professional fees and other costs pursuant to the Company's strategic alternative process. During the three months ended December 31, 1999, the Company performed an analysis and reversed $1,221 of a previously recorded operating tax charge reserve.

     Selling Expenses. Selling expenses for the three months ended December 31, 2000 totaled $28.5 million, a decrease of $1.6 million, or 5.3%, from selling expenses of $30.1 million for the three months ended December 31, 1999. Selling expense as a percentage of net sales was approximately 6.4% and 6.5% for the three months ended December 31, 2000 and 1999, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

     Operating Income (Loss). The Company incurred an operating loss for the three months ended December 31, 2000 of $(34.5) million compared to operating income of $22.9 million for the three months ended December 31, 1999, primarily due to the impact of the factors described above.

     Interest Expense. Interest expense for the three months ended December 31, 2000 totaled $4.7 million, an increase of $0.6 million, or 14.6%, from interest expense of $4.1 million for the three months ended December 31, 1999. The increase in interest expense is primarily attributable to higher debt balances under the revolving Credit Agreement over the prior year period primarily due to acquisitions completed during fiscal 2000.

     Interest and Investment Income. Interest and investment income for the three months ended December 31, 2000 totaled $0.5 million, an increase of $0.1 million, or 25%, from interest and investment income of $0.4 million for the three months ended December 31, 1999.

     Other Income. Other income for the three months ended December 31, 2000 totaled $0.6 million, a decrease of $1.0 million, or 62.5%, from other income of $1.6 million for the three months ended December 31, 1999. Other income primarily consists of finance charges on customer accounts and financing performance incentives. The decrease in other income is primarily due to asset disposal gains recognized in the prior year quarter that did not recur in the current quarter.

     Provision for Income Taxes. Benefit for income taxes was $(8.3) million for the three months ended December 31, 2000, a change of $17.2 million from the provision for income taxes of $8.9 million for the three months ended December 31, 1999. The effective income tax rate was approximately 21.8% and 42.8% for the three months ended December 31, 2000 and 1999, respectively. Generally, the effective tax rate is higher than the Company's statutory rate. However, for the three months ended December 31, 2000, the Company was not able to record a tax benefit due to the non-deductible nature of the International Business exit charge. This negatively impacted the effective rate during this period.

     Net Income (Loss). The Company incurred a net loss for the three months ended December 31, 2000 of $(29.7) million compared to net income of $11.9 million for the three months ended December 31, 1999, primarily due to the factors described above.


NINE MONTHS ENDED DECEMBER 31, 2000 VERSUS NINE MONTHS ENDED DECEMBER 31, 1999

     Net Sales. Net sales for the nine months ended December 31, 2000 totaled $1,362.5 million, an increase of $12.4 million, or 0.9%, from net sales of $1,350.1 million for the nine months ended December 31, 1999. The net sales increase over the prior year nine-month period was primarily due to approximately $59.0 million of net sales from imaging businesses acquired during and subsequent to the nine months ended December 31, 1999. This was partially offset by i) the continued impact of certain manufacturer product recalls in the Physician Supply division that started in the fourth quarter of fiscal 2000, ii) the continued impact of vendor supply interruptions in the imaging division that started in the fourth quarter of fiscal 2000,
     iii) the absence of Year 2000 driven incremental sales experienced during the prior year comparable period, and iv) the continued tightening of credit policies in the Long-Term Care division.

     Gross Profit. Gross profit for the nine months ended December 31, 2000 totaled $321.2 million, a decrease of $14.7 million, or 4.4%, from gross profit of $335.9 million for the nine months ended December 31, 1999. Gross profit as a percentage of net sales was 23.6% and 24.9% for the nine months ended December 31, 2000 and 1999, respectively. The gross profit decrease over the prior year nine-month period was primarily attributable to i) the increased mix of lower margin products that replaced higher margin products impacted by product recalls and vendor supply interruptions in the Physician Supply and Imaging divisions, ii) increased fixed service costs resulting from Imaging division businesses acquired during and subsequent to the December 31, 1999 nine-month period, and iii) continued margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to changes in the way such customers are reimbursed by the government. These decreases were offset by the increased sales volume described above.

     General and Administrative Expenses. General and administrative expenses for the nine months ended December 31, 2000 totaled $231.1 million, an increase of $44.6 million, or 23.9%, from general and administrative expenses of $186.5 million for the nine months ended December 31, 1999. General and administrative expenses as a percentage of net sales increased to 17.0% from 13.8% for the comparable nine-month period. The variation in general and administrative expenses primarily resulted from charges related to merger activity, restructuring activity, and other special items.

     The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations (in thousands):


                                                  Nine months Ended
                                            -----------------------------
                                            December 31,     December 31,
                                                2000             1999
                                            ------------    -------------
Merger costs and expenses                    $    4,686      $     (260)
Restructuring costs and expenses                  7,586           9,808
Acceleration of depreciation                      1,504              --
Long-Term Care Business bad debt charge          19,991              --
Other                                             2,590          (1,221)
                                            ------------    -------------
     Total                                   $   36,357      $    8,327
                                            ============    =============

     Merger Costs and Expenses

     Refer to Note 3, Charges Included in General and Administrative Expenses, for the Company's policy related to merger costs and expenses.

     Effective February 1, 2000, the Board of Directors approved and adopted the Retention Plans. As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the nine months ended December 31, 2000, the Company expensed $3,813 related to the Retention Plans.

     In addition, the Company has recorded merger costs and expenses that primarily related to branch shutdown and lease termination costs. For the nine months ended December 31, 2000 and 1999, the Company recorded $881 and $1,175, respectively of merger charges and expenses as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the nine months ended December 31, 2000 and 1999, the Company reversed $8 and $1,435 of merger costs and expenses previously established under prior plans.

     Restructuring Costs and Expenses

     The Company has recorded restructuring costs and expenses primarily related to other exit costs as incurred which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the nine months ended December 31, 2000 and 1999, the Company recorded $2,796 and $6,056, respectively, of restructuring costs as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the nine months ended December 31, 2000 and 1999, the Company reversed $269 and $1,215, respectively, of restructuring costs previously established under prior plans due to overaccruals for lease termination, involuntary employee termination, and branch shutdown costs.

     During the three months ended December 31, 2000, management approved and adopted Plan E to restructure certain leadership positions within the Company. This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $5,059 at the commitment date of the restructuring plan adopted by management.

     During the three months ended September 30, 1999, management approved and adopted a formal plan to restructure the company ("Plan C"). Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management.

     Acceleration of Depreciation

     During the quarter ended December 31, 2000, the Company identified certain assets for replacement due to the implementation of its ERP system. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the assets. Based on the Company's analysis, the impairment did not exist on the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board No. 20, Accounting Changes, and recorded $1,504 of accelerated depreciation.

     Long-Term Care Business Bad Debt Charge

     During the quarter ended December 31, 2000, the Company recorded approximately $20 million in bad debt expense to increase the accounts receivable reserves at its Gulf South Medical Supply subsidiary. The increase to the reserve balance was primarily attributed to changes in assumptions concerning customers currently in bankruptcy based on information acquired during the quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to i) changes in reserve assumptions for non-performing customers based on the change in assumptions discussed above, ii) changes in management's credit policies and procedures, and iii) changes in credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate reserves for uncollectible receivables.

     Other

     During the nine months ended December 31, 2000, the Company incurred $2,590 primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternative process. During the nine months ended December 31, 1999, the Company performed an analysis and reversed $1,221 of a previously recorded operating tax charge reserve.

     Selling Expenses. Selling expenses for the nine months ended December 31, 2000 totaled $86.9 million, an increase of $1.3 million, or 1.5%, from selling expenses of $85.6 million from the nine months ended December 31, 1999. Selling expense as a percentage of net sales was approximately 6.4% and 6.3% for the nine months ended December 31, 2000 and 1999, respectively. The Company utilizes a variable commission plan, which pays commissions based on gross profit as a percentage of net sales.

     Operating Income (Loss). The Company incurred an operating loss for the nine months ended December 31, 2000 of $(11.8) million compared to operating income of $63.8 million for the nine months ended December 31, 1999 primarily due to the impact of the factors described above.

     Interest Expense. Interest expense for the nine months ended December 31, 2000 totaled $14.4 million, an increase of $3.9 million, or 37.1%, from interest expense of $10.5 million for the nine months ended December 31, 1999. The increase in interest expense is primarily attributable to higher debt balances under the revolving Credit Agreement over the prior year period primarily due to acquisitions completed during fiscal 2000.

     Interest and Investment Income. Interest and investment income for the nine months ended December 31, 2000 totaled $1.8 million, an increase of $0.5 million, or 38.5%, from interest and investment income of $1.3 million for the nine months ended December 31, 1999.

     Other Income. Other income for the nine months ended December 31, 2000 totaled $2.1 million, a decrease of $7.8 million, or 78.8%, from other income of $9.9 million for the nine months ended December 31, 1999. Other income primarily consists of finance charges on customer accounts and financing performance incentives. During the quarter ending September 30, 1999, the Company received $6.5 million related to a favorable medical x-ray film antitrust settlement claim.

     Provision for Income Taxes. Benefit for income taxes was $(0.6) million for the nine months ended December 31, 2000, a change of $27.2 million from the provision for income taxes of $26.6 million for the nine months ended December 31, 1999. The effective income tax rate was approximately 28.6% and 41.1% for the nine months ended December 31, 2000 and 1999, respectively. Generally, the effective tax rate is higher than the Company's statutory rate; however, for the nine months ended December 31, 2000, the Company was not able to record a tax benefit due to the non-deductible nature of the International Business exit charge. This negatively impacted the effective rate during this period.

     Net Income (Loss). The Company incurred a net loss for the nine months ended December 31, 2000 of $(21.6) million compared to net income of $37.9 million for the nine months ended December 31, 1999, primarily due to the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $34.9 million and $(7.8) million for the nine months ended December 31, 2000 and 1999, respectively. For the nine months ended December 31, 2000, net cash provided by operating activities primarily resulted from operating income adjusted to exclude non-cash charges of $14.9 million for the International Business exit charge and $19.9 million for the Long-Term Care Business bad debt charge. During the nine months ended December 31, 2000, changes in individual operating assets approximately offset changes in individual operating liabilities. Therefore, these changes did not significantly affect cash flows provided by operating activities. For the nine months ended December 31, 1999, the effect of positive operating income was primarily offset by an increase in inventory carried by PSS, DI, and GSMS due to year 2000 build-up and an increase in accounts receivable due to disruptions caused by the transition of Gulf South Medical Supply's administrative offices and function to Jacksonville, FL.

     Net cash used in investing activities was $17.9 million and $77.6 million for the nine months ended December 31, 2000 and 1999, respectively. The decrease in cash outflows from investing activities primarily results from a reduction of purchase business combinations over the prior comparable period and a reduction in investments made in marketable securities.

     Net cash (used in) provided by financing activities was ($40.4) million and $75.8 million for the nine months ended December 31, 2000 and 1999, respectively. During the current fiscal year, the increase in cash outflows from financing activities primarily results from a approximate net $39 million repayment on the revolving credit facility and other debt. During the prior fiscal year, cash provided by financing activities was primarily used to fund purchase business acquisitions.

     The Company had working capital of $395.3 million and $414.1 million as of December 31, 2000 and March 31, 2000, respectively. Accounts receivable, net of allowances, were $284.2 million and $284.4 million at December 31, 2000 and March 31, 2000. The average number of days sales in accounts receivable outstanding was approximately 53.0 and 55.8 days for the nine months ended December 31, 2000 (annualized) and the year ended March 31, 2000, respectively. For the nine months ended December 31, 2000, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized days sales in accounts receivable of approximately 50.6, 45.6, and 70.3 days, respectively.

     Inventories were $185.3 million and $178.0 million as of December 31, 2000 and March 31, 2000, respectively. The Company had inventory turnover of 7.6x and 8.0x for the nine months ended December 31, 2000 (annualized) and the year ended March 31, 2000, respectively. For the nine months ended December 31, 2000, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 6.5x, 8.6x, and 8.5x, respectively.

     The following table presents EBITDA and other financial data for the three and nine months ended December 31, 2000 and 1999 (in thousands):



                                                               Three Months Ended             Nine months Ended
                                                           ----------------------------   ------------------------------
                                                           December 31,   December 31,      December 31,    December 31,
                                                               2000          1999              2000            1999
                                                           ------------  --------------   --------------   -------------
Other Financial Data:
   (Loss) income before provision for income taxes and
      cumulative effect of accounting change                 $ (38,048)    $  20,801      $  (22,256)      $  64,541
   Plus:  Interest Expense                                       4,673         4,074          14,396          10,450
                                                           ------------  --------------   --------------   -------------

   EBIT (a)                                                    (33,375)       24,875          (7,860)         74,991
   Plus:  Depreciation and amortization                          7,558         4,967          18,693          14,427
                                                           ------------  --------------   --------------   -------------
   EBITDA (b)                                                  (25,817)       29,842          10,833          89,418
   Unusual Charges Included in Continuing Operations            27,021           354          34,853           8,327
   International Business Exit Charge                           14,917            --          14,917              --
   Cash Paid For Unusual Charges Included in Continuing         (2,565)       (5,192)         (9,841)        (13,205)
      Operations
                                                           ------------  --------------   --------------   -------------
   Adjusted EBITDA (c)                                       $  13,556     $  25,004       $  50,762       $  84,540

   EBITDA Coverage (d)                                             N/A          7.3x           0.8x            8.6x
   EBITDA Margin (e)                                               N/A          6.5%           0.8%            6.6%
   Adjusted EBITDA Coverage (f)                                   2.9x          6.1x           3.5x            8.1x
   Adjusted EBITDA Margin (g)                                     3.0%          1.9%           3.7%            6.3%

   Cash provided by (used in) operating activities                                            $ 34.9       $    (7.8)
   Cash used in investing activities                                                           (17.9)          (77.6)
   Cash (used in) provided by financing activities                                             (40.4)           75.8


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

     The Company has issued $125.0 million aggregate principal amount of 8.5% senior subordinated notes due in 2007 (the "Notes"). The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the operating cash flow of the Company. No principal payments on the Notes are required over the next five years. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. Provided, however, that if no event of default exist, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0.

     On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility (the "Original Credit Agreement") with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the credit facility are available for working capital, capital expenditures, and acquisitions, and are secured by the common stock and assets of the Company and its subsidiaries. On October 20, 1999, the Company amended the Original Credit Agreement to allow, among other things, for repurchases of up to $50.0 million of the Company's common stock through October 31, 2000. Effective August 4, 2000, the Company obtained an amendment to the Original Credit Agreement modifying certain ratios contained therein. Effective September 30, 2000, the Company obtained a limited waiver to its the Original Credit Agreement for failure to meet the criteria for the fixed charge coverage ratio and the leverage ratio for the fiscal quarter ended September 30, 2000.

     On December 28, 2000, the Company amended and restated its credit agreement (the "Credit Agreement"). Pursuant to the terms of the Credit Agreement, the Company can make revolving credit borrowings in an amount up to the lesser of (a) the Revolving Committed Amount, which initially is $120 million, reducing to $110 million on March 31, 2002, and $100 million on March 31, 2003, or (b) a Borrowing Base based on eligible receivables and inventory. Borrowings under the Credit Agreement bear interest, at the Company's option, at either the "Base Rate" plus a margin of between 0.35% and 2.75%, based on the Company's leverage ratio, or the "Eurodollar Rate" plus a margin of between 1.375% and 3.75%, based on the Company's leverage ratio. As of December 31, 2000, there was $87 million of borrowings outstanding under the Credit Agreement, with a weighted average interest rate of 8.22% per annum. Borrowings under the Credit Agreement must be repaid on or prior to February 11, 2004. In addition, under the Credit Agreement the leverage and fixed charge covenants were amended for the quarter ended December 31, 2000, and will adjust over time as specified in the Credit Agreement.

     As of December 31, 2000, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the Credit Agreement, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital and capital expenditures for the foreseeable future.

ITEM 3.                 PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The following assessment of the Company's market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.

     Interest Rates. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's Credit Agreement and investments.

     The Company's long-term debt obligations are primarily comprised of the $125.0 million senior subordinated notes, which bear interest at a fixed rate of 8.5%, and borrowings under the Credit Agreement. As of December 31, 2000, the Company had $87.0 million outstanding under the Credit Agreement at variable interest rates, at the Company's option, at either the lender's "Base Rate" plus a margin of 2.75% (12.25% at December 31, 2000) or the "Eurodollar Rate" plus a margin of 3.75% The weighted-average interest rate under the Credit Agreement was 8.22% as December 31, 2000.

     The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company seeks to maximize capital preservation by investing these funds in high-quality issuers.

     As of December 31, 2000, the Company did not hold any derivative financial or commodity instruments.

     Foreign Currency. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material.

                            PART II OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

     PSS and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 98-502-cv-J-20A. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the PSS stock price following announcement by PSS in May 1998 regarding the Gulf South merger which resulted in earnings below analysts' expectations. The plaintiff seeks indeterminate damages, including costs and expenses. PSS filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. PSS filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. PSS believes that the allegations contained in the second amended complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to PSS.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)      Not applicable.

     (b)      Not applicable.

     (c)      Not applicable.

     (d)      Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     (a) The Company failed to deliver a supplemental indenture (the "Supplemental Indenture") substantially in the form of Exhibit E to that certain Indenture, by and among the Company, the Subsidiary Guarantors (as defined therein) and SunTrust Bank (formerly known as SunTrust Bank, Central Florida, National Association) as trustee (the "Trustee"), dated as of October 7, 1997 (the "Indenture"), evidencing the guarantee by certain of the Company's direct and indirect wholly owned domestic subsidiaries of the Company's obligations under the Notes as required by
              Section 4.20 of the Indenture. On February 15, 2001, the Company delivered to the Trustee the Supplemental Indenture and has therefore cured the breach of Section 4.20 of the Indenture and is no longer in Default (as defined in the Indenture) under the Indenture.

     (b)      Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of PSS was held on December 11, 2000. The following items were presented to the Stockholders with the following results.

     Directors                       Votes For      Votes Against
     -----------------              ------------   ---------------
     Clark A. Johnson                64,204,157      1,238,640
     T. O'Neal Douglas               64,211,680      1,231,117

     Immediately following the meeting, the directors of PSS consisted of the individuals:

     Clark A. Johnson
     T. O'Neal Douglas
     Melvin L. Hecktman
     Delores P. Kesler
     David A. Smith
     Hugh M. Brown
     Donna C.E. Williamson
     Charles R. Scott

ITEM 5.       OTHER INFORMATION

     Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:


  Exhibit
  Number        Description
  ---------     -----------------------------------------------------------------------------------------------------------
  3.1           Amended and Restated Articles of Incorporation, dated as of March 15, 1994, as amended.(11)

  3.2           Amended and Restated Bylaws, dated as of March 15, 1994.(3)

  4.1           Form of  Indenture,  dated  as of  October 7,  1997,  by and  among  the  Company,  the  Subsidiary
                Guarantors  named therein,  and SunTrust Bank,  Central Florida, National Association,  as Trustee.
                (4).

  4.1a          Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named  therein and  SunTrust  Bank  (formerly  known as SunTrust
                Bank, Central Florida, National Association), as Trustee.

  4.2           Registration  Rights  Agreement,  dated as of  October 7,  1997,  by and  among  the  Company,  the
                Subsidiary  Guarantors  named  therein,  BT Alex.  Brown  Incorporated,  Salomon  Brothers Inc. and
                NationsBanc Montgomery Securities, Inc.(4)

  4.3           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(4)

  4.4           Shareholder  Protection Rights Agreement,  dated as of April 20,  1998,  between PSS World Medical,
                Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(12)

  4.4a          Amendment to Shareholder Protection Rights Agreement,  dated as of June 21, 2000, between PSS World
                Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.(10)


 10.1           Incentive Stock Option Plan, dated as of May 14, 1986.(1)

 10.2           Amended and Restated Directors Stock Plan.(7)

 10.3           Amended and Restated 1994 Long-Term Incentive Plan.(7)

 10.4           Amended and Restated 1994 Long-Term Stock Plan.(7)

 10.5           1994 Employee Stock Purchase Plan.(2)

 10.6           1994 Amended Incentive Stock Option Plan.(1)

 10.7           PSS World Medical, Inc. 1999 Long-Term Incentive Plan.(9)

 10.8           Distributorship  Agreement  between  Abbott  Laboratories  and PSS World  Medical,  Inc.  (Portions
                omitted pursuant to a request for confidential treatment -- Separately filed with Commission).(6)

 10.9           Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(6)

 10.10          Amended and Restated  Physician  Sales and  Service,  Inc.  Employee  Stock  Ownership  and Savings
                Plan.(8)

 10.10a         First  Amendment to the Physician  Sales and Service,  Inc.  Employee  Stock  Ownership and Savings
                Plan.(8)

 10.11          Agreement and Plan of Merger,  dated as of December 14,  1997, by and among the Company, PSS Merger
                Corp. and Gulf South Medical Supply, Inc.(5)

 10.16          Amended and Restated Credit Agreement, dated as of December 28, 2000, among the Company, each of the Lenders therein named and Bank of America, N.A., as Agent and Issuing Lender.(13)

 10.17          Form of Revolving Note made in favor of each Bank of America, N.A., Cooperatieve Centrale
                Raiffeisen -Boerenleenbank B.A. "Rabobank of Nederland", New York Branch, N.A., Bankers Trust
                Company, SunTrust Bank and First Union National Bank.

 10.18          Joinder Agreement, dated as of December 28, 2000, by and among the Company, the New Subsidiaries named therein, and Bank of America, N.A. as Agent for the Lenders (as defined therein).

 10.19          Subsidiaries' Consent and Agreement, dated as of December 28, 2000, by and among the Subsidiaries named therein and Bank of America, N.A. as Agent and Issuing Lender for the Lenders (as defined therein).
 27             Financial Data Schedule (for SEC use only)

(1)      Incorporated by Reference to the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(2)      Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(3)      Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(4)      Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(5)      Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(6)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1995.
(7)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(8)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
(9)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(10)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(11)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(12)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(13)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 12, 2001.

     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended December 31, 2000:

         ---------------- ------------------------------------------------------
         Date of Report   Items Reported
         ---------------- ------------------------------------------------------
                          Announcing the resignation of Patrick C. Kelly as the
                          Company's Chairman and CEO, the appointment of Clark
                          A. Johnson as the Chairman, the election of David A.
         October 3, 2000  Smith as President, and the creation of an office of the President
         ---------------- ------------------------------------------------------
         ---------------- ------------------------------------------------------
         January 12, 2001 Announcing the terms of the Amended and Restated
                          Credit Agreement, dated as of December 28, 2000
         ---------------- ------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 16, 2001.

                                  PSS WORLD MEDICAL, INC.

                                  By:                  /s/ David A. Smith
                                           -------------------------------------
                                           David A. Smith,
                                           President and Chief Financial Officer