Form 10-K
period 2001-03-30
PSS WORLD MEDICAL INC
filed 2001-06-27
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended March 30, 2001        Commission File Number  0-23832

                             PSS WORLD MEDICAL, INC.
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                           59-2280364
      (State of incorporation)                                (I.R.S. Employer
                                                             Identification No.)

        4345 Southpoint Boulevard
        Jacksonville, Florida                                         32216
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

                     Yes |X|                          No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of common stock, par value $0.01 per share (the "Common Stock") held by nonaffiliates, based upon the closing sales price, was approximately $370,101,000 as of June 25, 2001. In the determination of this amount, affiliates include all of the Company's officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of June 25, 2001, a total of 71,068,943 shares of the Company's Common Stock were outstanding.

                       Document Incorporated by Reference

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after March 30, 2001.

                                                TABLE OF CONTENTS

                                                                                                               Page
      ITEM

           Information Regarding Forward-Looking Statements                                                        3

                                                   Part I
      1.   Business.....................................................................................          4
      2.   Properties...................................................................................         23
      3.   Legal Proceedings............................................................................         25
      4.   Submission of Matters to a Vote of Security Holders..........................................         25
                                                  Part II
      5.   Market for the Registrant's Common Shares and Related Shareholder Matters....................         26
      6.   Selected Financial Data......................................................................         27
      7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........         29
      7A.  Quantitative and Qualitative Disclosures About Market Risk...................................         41
      8.   Financial Statements and Supplementary Data..................................................        F-1
                                                  Part III
      9.   Changes in and disagreements with Accountants on Accounting and Financial Disclosure.........         42
      10.  Directors and Executive Officers of the Registrant...........................................         42
      11.  Executive Compensation.......................................................................         42
      12.  Security Ownership of Certain Beneficial Owners and Management...............................         42
      13.  Certain Relationships and Related Transactions...............................................         42
                                                  Part IV
      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................         43

           Signatures...................................................................................         45


                                     PART I


                              CAUTIONARY STATEMENTS

   Forward Looking Statements

     This Form 10-K includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' (including subsidiaries that are limited liability companies and limited partnerships) expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, those listed in this document under the heading "Risk Factors," and (a) the ability of the Company to successfully implement its business plan; (b) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (c) competitive factors; (d) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (d) changes in labor, equipment and capital costs; (e) changes in regulations affecting the Company's business; (f) future acquisitions or strategic partnerships; and (g) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

Item 1. Business


                                     GENERAL

     PSS World Medical, Inc., a Florida Corporation (the "Company", "PSS World Medical", or "PSS"), is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 99 service centers to customers in all 50 states. Since its inception in 1983, the Company, through strategic acquisitions and internal growth, has become a leader in three market segments it serves. The Company's strategic advantages include a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative systems, and a culture of performance.

     The Company's Physician Sales & Service division is a leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, and exclusively distributed products. Physician Sales & Service currently operates 49 medical supply distribution service centers with approximately 719 sales representatives ("Physician Supply Business") serving physician offices in all 50 states. The Physician Supply Business' primary market is office-based physicians throughout the United States.

     The Company's subsidiary Diagnostic Imaging, Inc. ("DI") is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, and number of sales representatives. DI currently operates 34 imaging distribution service centers with approximately 850 service specialists and 210 sales representatives ("Imaging Business") serving customer sites in 42 states. The Imaging Business' primary markets are acute-care hospitals, imaging centers, and private practice physicians, veterinarians and chiropractors.

     The Company's subsidiary Gulf South Medical Supply, Inc. ("GSMS" or "Gulf South") is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. GSMS currently operates 14 distribution service centers with approximately 119 sales representatives ("Long-Term Care Business") serving long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains.

     As of March 30, 2001, the Company's subsidiary WorldMed International, Inc. ("WorldMed") operated two European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium and Germany. Subsequent to the fiscal year-end, the Company sold its European operations.


                                COMPANY STRATEGY

     The Company's objective is to be the leading distributor and marketer of medical products and services to select niche medical markets in the United States, measured by customer satisfaction and organizational profitability. During fiscal years 1997 to 2000, the Company grew rapidly through mergers and acquisitions. During the most recent two fiscal quarters, the Company has focused on stabilizing growth and maximizing its core strengths. The key components of the Company's strategy to achieve its objectives are to continue to:

     Expand Sales and Operating Margins. The Company continues to pursue several initiatives to enhance its sales and gross margins. The Company's objective in the next 24 to 36 months is to convert its sales force from a demonstration to an application force with customer tailored solutions. The Company is focusing its efforts on higher-margin products and accounts, penetration of existing and former customer accounts, and on sales of diagnostic equipment, often on an exclusive or semi-exclusive basis, that involve ongoing sales of higher-margin reagents and/or higher margin service contracts. Examples of recent sales and gross margin initiatives include the following:

o SRx rollout in the Physician Supply Business. SRx is an automated marketing program tailored to physician specialties, combining disease states, pharmaceutical therapeutics, diagnostic tests, and reimbursement. This program provides our Physician Business sales representatives with the opportunity to partner with physicians to increase their revenues and profits while improving patient care. We have also found the program to be a successful "reach" strategy as evidenced by the signing of over 3,000 new customers. Additionally, successful use of the SRx program by our salesforce has initially produced 14-15% growth in revenues and gross profit dollars in our selected Family Practice pilot group.

o Long-Term Care Business ANSWERS Program. ANSWERS is the Long-Term Care business best-practice marketing program, which aligns the best practices of nursing homes with the most efficient distribution activities, producing savings for both customers and distributors. The ANSWERS program was rolled-out in April at Gulf South's national sales meeting. In addition to reducing distribution cost by encouraging more efficient buying patterns, ANSWERS provides real opportunities for category-leading branded product vendors to increase volumes and for customers to purchase top products at reduced pricing. These market-leading branded products promote the best quality patient care, resulting in improved outcomes at a faster pace, thus helping customers improve profitability.

o Reorganization of Imaging Business into Strategic Business Units. The Imaging Business has completed the reorganization of its sales force into six distinct business units focusing on Commodities, Women's Health, Surgical, Imaging, Technical Service, and Telesales. The six strategic business units are designed to leverage the Imaging Business' core competencies, align capabilities and resources, implement new sales initiatives with lower selling costs, and increase focus on higher margin business.


     With respect to operating margins, the Company's objectives are to redesign for greater efficiency all areas of the business that do not interface with the customer or negatively impact customer satisfaction. The Company will seek to leverage infrastructure as well as develop new capabilities and core competencies. Examples of recent initiatives include:

o Supply Chain Management. The Company is systematically reinventing its supply chain with leading edge technology while better leveraging existing Enterprise Resource Planning ("ERP") systems. This initiative improves identification of demand signals that will offer our vendor partners the ability to better plan production schedules and reduce finished goods. The program is designed to provide the Company with greater scale in the ordering process, resulting in lower administrative costs associated with centralized purchasing and elimination of rebates, as well as shared savings with vendors due to greater order efficiency. The Company's goal is to reduce supply chain costs by $20 million in the next 24-36 months.

o Centralized Sourcing. In combination with supply chain initiatives, the Company established a centralized sourcing unit in April.
         Centralized negotiating and purchasing of indirect spend, defined as non-inventory and salary costs, is expected to reduce costs with minimal operations impact on the Company and its subsidiaries. The Company has identified $150 to $200 million of indirect spend with a goal of saving $10 million in the next 24-36 months.

o Optimized Distribution Model with Customer Satisfaction a Top Priority. The Company has engaged a third party consultant to assist it in developing the Company's long-range strategic plan, including distribution rationalization. As an integral part of this process, the Company has begun surveying and interviewing thousands of customers from all three business segments to ensure that the Company continues to meet and exceed their expectations while optimizing our distribution model. Progress is expected to be made gradually over the next 24 to 36 months.

o Utilize Sophisticated Information Systems. The Company has aggressively improved its technology base with the role out of its myPSS.com, myDIonline.com, and GSOnline. The Company believes these sites are the most robust sites in operation for their customers and serve as a platform for supply chain initiatives that leverage the Company's ERP systems. These systems will serve the Company's objective to increase revenues and customers while leveraging infrastructure and reducing operating costs.


     Offer a Broad Product Line Emphasizing Exclusive Products. The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care services. The Company currently stocks over 56,000 medical products in its Physician Supply Business, over 8,000 imaging products in its Imaging Business, and over 20,000 medical products in its Long-Term Care Business. The Company also seeks to establish exclusive distribution and marketing arrangements for selected products. In the United States, PSS currently has exclusive or semi-exclusive marketing arrangements for certain products with Abbott Laboratories, Biosound, Candela Corporation, Philips Medical Systems, Roche, Siemens AG, Trex Medical Corporation, and other leading manufacturers. The Company believes that its sophisticated selling efforts, highly trained sales force, and large customer base provide manufacturers with a unique sales channel through which to distribute new and existing products and technology that require consultative selling.


                                    INDUSTRY

     According to industry estimates, the United States medical supply and equipment segment of the health care industry represents approximately a $43 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus is the distribution of medical products to physician offices, providers of imaging services, and long-term care facilities. Approximately 60% of products in this market come through the distributor channel, representing an approximately $25 billion market potential for the Company.

     Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market. Also as the cosmetic surgery and elective market continues to grow, physicians are increasingly performing more procedures in-office.

     The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have affected spending budgets in certain markets within the medical products industry. In 1997, the Balanced Budget Act passed by Congress made radical changes to reimbursements for nursing homes and home care providers. The industry has struggled with these changes and the ability of providers, distributors and manufacturers to adapt to the changes is not yet determined. These changes also affect some distributors who directly bill the government for these providers. The industry estimates that approximately 11% of Long-Term Care facilities have filed for bankruptcy protection. Over 100 of the Company's customers filed for bankruptcy in the last two years.

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. However, the majority of the market serviced by the Company remains small customers, with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 35% of Long-Term Care Business' revenues for the twelve months ended March 30, 2001 represented sales to its top five customers. One of these top five customers is currently in Chapter 11 bankruptcy reorganization, and sales to this customer represents approximately 9% of Long-Term Care Business revenues, and less than 2% of the Company's consolidated sales, for the year ended March 30, 2001. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.


                          SALES, SERVICE, DISTRIBUTION

     The Company has built its relationships largely through its strong customer service and sales force. The sales force must complete extensive training before meeting with customers in order to provide a more value-added consultative sales approach that focuses on fulfilling the needs of the customer.


PHYSICIAN SUPPLY BUSINESS

     The Physician Supply Business currently maintains a highly decentralized distribution network of 49 service centers operating approximately 530 delivery vans servicing customers throughout the United States. This distribution network, along with the Company's customer internet site, myPSS.com, and its sales force automation tool "ICONWebSM", has enabled the Physician Supply Business to provide customer specific services with local market variations.

     With its 719 sales representatives, the Physician Supply Business distributes medical supplies and equipment to physicians in over 100,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 125 physician offices, with a minimum goal of visiting each office once every one to two weeks.


IMAGING BUSINESS

     The Imaging Business operates as a local market national distributor providing over 8,000 types of medical imaging supplies, chemicals, and equipment to the acute-care and alternate-care markets. Since its inception in November 1996, DI has successfully integrated 46 acquisitions with a common ERP system to construct a nationwide distribution and service channel with 30 full service branches, 4 service centers, 210 sales representatives and 850 service specialists reaching over 24,000 customer sites in 42 states. Each full service branch is capable of providing a broad array of imaging products including consumables, imaging equipment, and equipment service. The Company uses it own fleet of delivery vehicles to provide scheduled point-of-use and just-in-time deliveries tailored to the unique service and maintenance needs of imaging customers.


LONG-TERM CARE BUSINESS

     The Long-Term Care Business currently operates 14 full-service regional distribution centers. Coupled with a team of approximately 119 sales representatives and GSOnline, the Company's automated customer Internet platform, the Long-Term Care Business is able to provide consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home health care and subacute, rehabilitation, and transitional care. Currently, the Long-Term Care Business provides service to approximately 14,000 long-term care accounts nationally and offers a product line consisting of over 20,000 products.

     In addition to distribution of medical and related products, the Company's Long-Term Care Business provides customers with support services developed to meet their needs. These services include: (i) incentives and discounts to align best practice purchasing activities with efficient distribution activities, (ii) usage reports designed to help customers manage supply requirements, prepare forecasts and track multifacility purchases; (iii) inventory control processes that enable the customer to order products on a just-in-time basis and monitor patient's utilization of products for Medicaid and Medicare reimbursement; and (iv) customized services including customized invoices, bar code labels, and customized order guides.


INTERNATIONAL BUSINESS

     As of March 30, 2001, the International Business operated two European service centers located in Belgium and Germany, employing approximately 20 sales representatives and 90 total employees. Subsequent to fiscal year-end, the Company sold its European operations.


                                    PRODUCTS

     The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. During the year ended March 30, 2001, one imaging business vendor accounted for more than 10% of the Company's consolidated inventory purchases. The Company's ability to maintain good relations with its vendors will affect the profitability of the business.


Physician Supply Business

     The Physician Supply Business distributes medical over 56,000 types of products consisting of medical supplies, diagnostic equipment, and pharmaceuticals. The following is a discussion of the types of medical products offered by the Physician Supply Business.

     Medical Supplies. The Physician Supply Business sells a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, chlamydia, and H-Pylori.

     Medical Equipment. The Physician Supply Business equipment lines include blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, exam tables and furniture, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfracators, laser and endoscopy surgical units, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has been increasing, reflecting in part, technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician's office. Sales of diagnostic equipment, while generally lower in gross margin than supplies, normally entail the ongoing reordering of disposable diagnostic reagents that generally yield higher margins.

     Pharmaceuticals. The Company's pharmaceutical sales include vaccines, injectables, and ointments.


IMAGING BUSINESS

     The Imaging Business distributes a broad range of approximately 8,000 consumable SKU's and 25 various equipment product lines. In addition, the Company employs approximately 850 service specialists who provide equipment maintenance and repair.

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

     Imaging Service Specialists. Through approximately 850 service specialists, the Imaging Business currently provides on-site preventive maintenance, emergency service, and parts for all of the above-mentioned imaging equipment sold.


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


INTERNATIONAL BUSINESS

     The International Business distributed medical supplies, equipment and pharmaceuticals similar to those provided by the Physician Supply Business through two service centers to acute and alternate care sites in Belgium and Germany. Subsequent to year-end, the Company sold its European operations.


                           RECRUITMENT AND DEVELOPMENT

     The Company believes its sales force and leaders are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training and developing these associates. Over the past ten years, the Company has refined its recruitment practices and development procedures for its businesses. The Company's comprehensive program includes the following:

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

     Initial Development. Each sales trainee is initially introduced to the Company through an on-line Orientation Program. The program is a self-paced, web-based program which educates the new trainee on the business of each division, the officers of the Company, and the expectations of the trainee. Under the supervision of local leaders and regional specialists, training consists of a combination of self-study, individual instruction and interaction with customers and regional specialists. Such training includes 16 one-week courses providing instruction on products, procedures, and selling skills. During this development program, the trainee attends the Center for Career Development for additional training. The Company believes that the level of its expenditures in developing new sales representatives and its ability to place new sales representatives quickly in a new region is unique within the industry. The new sales graduate is placed on a salary-to-commission conversion program.

     Operations Management. The Company's development program for its operations leadership trainees consists of approximately 12 months of intensive training and development. After recruitment, the operations management trainee is transferred to several service centers and is given various and gradually increasing levels of responsibility.

     Technical Service Specialists. The Imaging Business has implemented an intensive service training schedule in which the vast majority of its 850 service specialists will be participating in some manner in the upcoming fiscal year. The Company recently constructed its own state-of-the-art 5,000 square foot Diagnostic Imaging training center where it provides classes on all aspects of the imaging business including film handling equipment, basic x-ray, basic imaging, and mammography equipment. The curriculum also includes the Kodak ImageWatch training. The training center will soon be expanding into 8,000 additional square feet. During fiscal 2001, the Company trained over 150 service specialists in the Center for Career Development classes on customer skills and communications. In addition, a large number of service specialists will attend classes provided by various equipment manufacturers.

     Continued Sales Development. The Company recently developed an advanced sales development program for experienced successful sales representatives designed to improve effectiveness, performance, and extend the value proposition provided to the customer. This new class is an extension of several programs in place to train experienced sales representatives on new technology and new products. The Company also provides several programs to continue development of its sales and leadership organization. The programs provided by the Center for Career Development include a leadership program for senior sales representatives, a general leaders program for first-year leaders that emphasizes creativity and innovation, and a senior leadership development program.

     Continued Operations Development. The Company has begun to develop programs for customer service, warehouse, driver, purchasing and other field operation staff for job specific expertise needed in the areas of regulatory compliance, sexual harassment, equal opportunity and other human resource topics. The Company is migrating more of its training and education programs online.

     On March 30, 2001, the Company had 1,068 sales representatives, 850 imaging service specialists, and approximately 4,800 total associates. The Company considers its employee relations to be good.

                               INFORMATION SYSTEMS


PSS WORLD MEDICAL, INC.

     Web Base eCommerce Digital Marketplace Application Development

     The Company launched two new sites in fiscal 2001. myPSS.com was launched in December of 2000, followed by myDIonline.com in late March of 2001. The sites feature full product catalogs for each division, as well as real-time inventory availability, account and billing information, and multi-site purchasing control tools. The sites are the result of over 18 months of research and development. These new sites round out PSS World Medical's eBusiness offerings complimenting the GSOnline site, which has been in place for over 3 years in the Gulf South division.

     Supply Chain Application Development

     In the past year, PSS World Medical has purchased supply chain applications from i2 Technologies. These modules are currently being implemented within the Businesses in fiscal 2002.

     Strategic ERP Systems Development

     PSS World Medical has successfully completed its JD Edwards system conversion within the Imaging Business. The Physician Supply Business completed its JD Edwards One World rollout to seven branches in the Southern Region this past year. The remaining branches in the Southern Region as well as other regions are being targeted for conversion in fiscal 2002 and 2003. The Company is integrating its supply chain solution with the JD Edwards OneWorld system, which may delay the rollout but is expected to facilitate a shorter completion date.


PHYSICIAN SUPPLY BUSINESS

     Sales Force Automation / Internet Automation

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

     ICONwebSM accounts for over 60% of the Physician Supply Business' orders that are processed on a monthly basis. The system has allowed the Physician Supply Business to cut its internal customer service staff in half over the past seven years and processes approximately $450 million of annualized revenue through the Internet.


IMAGING BUSINESS

     ERP Systems

     The Imaging Business completed the JD Edwards World ERP system rollout that was started in October of 1997. The Imaging Business maintains this centralized system with rollover capability to an offsite facility in the event the current system is unavailable. The current system runs on the AS/400 model 740 using several software packages. JD Edwards supports the core business functions such as accounts payable, accounts receivable, general ledger, and distribution. MDSI supports the service component of the business, and there are several add-in components such as RF-Smart (warehouse-management), and Quadrant (faxing from the AS400).


LONG-TERM CARE BUSINESS

     ERP Systems

     Gulf South maintains a centralized computing environment that allows for real time data updates and access by remote branch locations via a wide area network. The Gulf South distribution system was designed and developed in-house, specifically for the medical supply distribution industry. This distribution system is connected to the PSS World Medical general ledger and accounts payable system. Once the new PSS distribution system is implemented at all Physician Supply Business branches, the existing Gulf South distribution system will be replaced by the JD Edwards OneWorld system.

     eCommerce / Digital Marketplace Development

     Gulf South has developed an Internet based sales force automation application ("RepNet") and a customer on-line ordering application (GSOnline). RepNet provides the Gulf South sales force with immediate access to customer account data and historical purchasing activity, product and inventory data, and remote sales quotes and sales order entry capabilities. This system has greatly improved the amount of information available to the mobile sales force and increased the level of service provided to customers. GSOnline is an Internet based order entry and historical reporting application developed specifically for the Gulf South customer. Through GSOnline, a customer can access their specific account pricing and product formularies, inquire on product availability, place and view order status, and perform history reporting.

     Customer Systems

     In addition, Gulf South offers its customers Accuscan, a barcode based inventory control and ancillary billing software package designed specifically for the long-term care and home health industries. Accuscan allows a customer to maintain a real time inventory count and order products on a just-in-time basis, as well as a method to monitor patients' utilization of products.

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


                       PURCHASING AND VENDOR RELATIONSHIPS

     The Company has initiated a new sourcing department to provide centralized procurement of indirect products such as office and warehouse supplies, travel and entertainment, delivery vehicles, insurance and other non-inventory. The Company expects significant savings from the consolidation and leveraging of its indirect product purchasing.

     The Company seeks to purchase the medical supplies and equipment it distributes at the lowest possible price through volume discounts, rebates and product line consolidation. The Company's materials management group negotiates all of its contract terms with vendors. Today, individual orders are placed by the Company's purchasing agents located at the Company's service centers, who are responsible for purchasing and maintaining the inventory. Supplies and equipment are delivered directly from vendors to the service centers. The Company is currently centralizing and automating purchasing at its Imaging division.

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

     In the Imaging Business, prices of consumable imaging products, primarily film and film related products, are influenced significantly by manufacturers through distributor discounts and rebates. These distributor/manufacturer relationships affect the profitability of the Company's Imaging Business. Additionally, the development of new technology may change the manner in which diagnostic imaging services are provided. In the event of such technological changes, the Company's ability to obtain distribution agreements or develop vendor relationships to distribute such new technology will impact the Company's operations.


                                   COMPETITION

     The Company operates in a highly competitive environment. The Company's principal competitors are the few multimarket medical distributors that are full-line, full-service medical supply companies, most of which are national in scope, and manufacturers that sell their products both to distributors and/or directly to users, including office-based physicians and hospitals. The national, multi-market medical distributors and manufacturers have sales representatives competing directly with the Company, are substantially larger in size, and have substantially greater financial resources than the Company. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same market as the Company. Most local dealers are privately owned and operate with limited product lines. There are several mail order firms that distribute medical supplies on a national or regional basis.


                               REGULATORY MATTERS

     General

     Federal, state, and local governments extensively regulate the provision of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. Applicable Federal and state statutes and regulations require the Company to meet various standards relating to, among other things, licensure, personnel, maintenance of proper records, equipment and quality assurance programs.

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

     The Food, Drug and Cosmetic Act, Prescription Drug Marketing Act, Safe Medical Devices Act, Controlled Substances Act and State Regulation

     The Company's business is subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Safe Medical Devices Act of 1990, the Controlled Substances Act, and state laws applicable to the manufacture and distribution of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. In addition, the Company is subject to regulations issued by the Food and Drug Administration, the Drug Enforcement Administration and comparable state agencies.

     The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture of drug and medical devices shipped in interstate commerce, including such matters as labeling, packaging, storage and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which they conduct business in accordance with federally established guidelines on storage, handling, and records maintenance. The Safe Medical Devices Act of 1990 imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. Under the Controlled Substances Act, the Company, as a distributor of controlled substances, is required to obtain annually a registration from the United States Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the United States Attorney General. The Company is also required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates.

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

     The Health Insurance Portability and Accountability Act of 1996

     In an effort to combat health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other Federal health care programs, and expanded the authority of the Office of Inspector General to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other Federal health care programs, increased the amounts of civil monetary penalties, and established a criminal health care fraud statute.

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

     Other Laws

     The Company is also subject to various Federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions and the use and disposal of hazardous or potentially hazardous substances. The Company's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies.

     The Company was also subject to regulation in the European countries where its International Business markets its products. Many of the laws and regulations applicable in such countries are similar to those described above. The national health or social security organizations of certain countries require the products distributed by the Company to be qualified before they can be marketed in those countries.

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

     The laws and regulations described above apply not only to the Company, but also to the manufacturers that supply the products distributed by the Company as well as the Company's customers. For instance, medical product and device manufacturers are subject under the Food, Drug, and Cosmetic Act to design and manufacturing standards imposed, as well as registration and reporting requirements regarding their facilities and products. Failure of a manufacturer to comply with these requirements could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply and sale of its products. Such interruptions may result in a material adverse impact on the Company's business. In addition, the Company's physician and other health care customers are subject to significant Federal and state regulation. There can be no assurance that such interruptions in medical product supplies or changing regulations governing health care providers will not have a material adverse impact on the Company's business.

RISK FACTORS

Our net sales and operating results may fluctuate quarterly and may be below analysts' and investors' expectations in any particular quarter.

Our net sales and operating results may fluctuate quarterly as a result of many factors, including:

          o    fluctuating demand for our products and services;
          o the introduction of new products and services by us and our competitors;
          o    acquisitions or investments;
          o    changes in manufacturers' prices or pricing policies;
          o    changes in the level of operating expenses;
          o    changes in estimates used by management;
          o    product supply shortages;
          o    product recalls by manufacturers;
          o    inventory adjustments;
          o    changes in product mix;
          o    general competitive and economic conditions; and
          o    change in accounting principles.

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

As discussed in Note 17, Quarterly Results of Operations (Unaudited), to the accompanying consolidated financial statements, the Company recently restated its previously issued consolidated financial statements for the June 30, September 30, and December 29, 2000 fiscal quarters. While the Company does not believe it will be required to make any additional restatements, it cannot provide an assurances that this is not the case.

Pricing and customer credit quality pressures due to reduced spending budgets by health care providers may impair our revenues, the collectibility of our accounts receivable and our earnings.

The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals and other health care providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, recent changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of our Gulf South subsidiary. For cost-reporting periods beginning on or after July 1, 1998, Medicare's prospective payment system was applied to the long-term care industry. This prospective payment system limits government payments to long-term care providers to federally established cost levels. Prior to this time, the long-term care facilities were reimbursed by the Medicare program pursuant to a cost-based reimbursement system. This shift was designed to encourage greater provider efficiency and to help stem the growth in reimbursement relating to the care of long-term care patients. Under the prospective payment system, the customers of our Gulf South subsidiary are now receiving revenues that are substantially less than they received under cost-based reimbursement. In addition, private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs. Over 10 of our Gulf South customers, including several of our largest customers, have declared bankruptcy due to the significant reductions in their revenues. Therefore, particularly with respect to our Gulf South customers, we cannot assure you that the purchase of our medical products will not be limited or reduced or that we will be able to collect our receivables in a timely manner, if at all. This may adversely affect our accounts receivable and future sales, earnings and results of operations.

Our business is dependent upon sophisticated data processing systems which may impair our business operations if they fail to operate properly or as we anticipate.

The success of our business relies on our ability to (i) obtain, process, analyze and manage data and (ii) maintain and upgrade our data processing capabilities.

We rely on this capability because:

          o we typically receive rebates from manufacturers when we sell certain products for our Businesses and need sophisticated systems to track and apply for such rebates;
          o    we must convert data and information systems after  acquisitions;
          o    we must receive and process customer orders quickly;
          o    we must  ship  orders on a timely  basis;
          o we must manage the billing and collections, for over 120,000 customers;
          o we must manage the purchasing and distribution of over 70,000 inventory items from 99 distribution centers;
          o we are processing approximately $500 million of our revenues through the Internet.

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

A key component of our growth strategy is to increase sales to both existing and new customers, including large chains, independent operators and provider groups. We intend to accomplish this by:

          o    expanding our e-commerce initiatives and development;
          o    developing focused marketing and distribution programs;
          o    hiring additional direct sales or other personnel; and
          o    increasing our national sales efforts.

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

We distribute over 45,000 medical products manufactured by approximately 5,000 vendors. We rely on these vendors for the manufacture and supply of products. During the 12-month period ended March 30, 2001, however, no vendor relationship accounted for more than 10% of purchases, except for Eastman Kodak, which accounted for approximately less than 15% of the Company's consolidated inventory purchases.

One of our significant vendor contracts is with Abbott Laboratories. Abbott may terminate the contract if we do not meet certain sales levels. We have, in the past, renegotiated such sales levels.

Our ability to maintain good relations with vendors affects our profitability. Currently, PSS relies on vendors to provide:

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

In October 1997, we issued $125.0 million of 8.5% Senior Subordinated Notes (the "Notes") due 2007. The Notes are governed by an indenture between PSS, all of our domestic subsidiaries and SunTrust Bank, Central Florida, as trustee. At March 30, 2001, our consolidated long-term indebtedness was $125.0 million under these Notes. For fiscal 2002, we are scheduled to pay approximately $10.7 million in principal and interest for our Notes and capitalized leases. In addition, we have a Credit Facility with a syndicate of lenders for an additional $120.0 million, of which $65.0 million is outstanding as of March 30, 2001. If we default under any of our indebtedness, then we are deemed to be in default under the terms of the indenture and the credit agreement.

The level of our indebtedness could:

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

We may not meet our debt covenants.

As of March 30, 2001 we were not in compliance with certain covenants under the Amended Credit Agreement. On May 24, 2001, the Company paid all outstanding amounts and obligations due under the Amended Credit Agreement.

We face litigation and liability exposure for existing and potential claims.

The Company, through its Gulf South Medical Supply subsidiary, Physician Sales & Service subsidiary and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Illinois, Massachusetts and California, while Federal and/or Federal multi-district litigation is present in Washington, Georgia, Indiana, New Hampshire, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceeding.

The Company has disputed the calculation of a supplemental premium charged by CIGNA upon the termination by the Company of the health insurance program administered by CIGNA. Subject to the execution of a definitive settlement agreement, the Company has agreed in principle to settle the dispute for $2.85 million and has reserved such amount in an escrow account.

The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch
v. PSS World Medical, Inc., et al., Civil Action No. 3:98-cv-502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company's stock price following announcement by the Company in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. The Company maintains product liability insurance coverage. The Company is also a party to various legal and administrative legal proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, management, after consultation with outside legal counsel, believes that, other than as discussed above, the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

We need to retain the services of senior management.

Our success depends largely on the efforts and abilities of our senior management, particularly our President. The loss of the services of one or more of such individuals may adversely affect our business. Because of our decentralized operating structure, we are also dependent upon the operations and sales managers for each of our service centers, and other key corporate officers.

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

In order to provide prompt and complete service to our customers, we maintain a significant investment in product inventory at our warehouse locations. Although we closely monitor inventory exposure through inventory control procedures and policies, we cannot assure you that:

          o    such procedures and policies will to be effective; or
          o    unforeseen product development or price changes will not occur.

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

As a result of the Non-Profit Act of 1944, the medical-products industry is subject to a two-tier pricing structure. Under this structure, certain institutions, originally limited to non-profit hospitals, can obtain more favorable prices for medical products than PSS. The two-tiered pricing structure continues to expand as many large integrated health care providers and others with significant purchasing power demand more favorable pricing terms. Although we are seeking to obtain similar terms from our manufacturers, we cannot assure you that we can obtain such terms. Such a pricing structure, should it persist, may place us at a competitive disadvantage.

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

Item 2. Properties

      At March 30, 2001, the Company maintained 99 service centers providing service to 50 states throughout the United States, as well as Belgium and Germany. All locations are leased by the Company with the exception of the Imaging Business service centers located in Syracuse, New York, and Dallas, Texas, as well as the International Business service center located in Leuven, Belgium, which was sold in May 2001. The following table identifies the locations of the Company's service centers and the areas that they serve.


PHYSICIAN SUPPLY BUSINESS

 Service Center Location          States Serviced          Service Center Location        States Serviced
 ------------------------      ----------------------      ------------------------       ---------------------
 Atlanta, GA                   AL, GA                        Memphis, TN                  AR, MO, MS, TN
 Baltimore, MD                 MD, PA, VA                    Minneapolis, MN              MN, ND, SD, WI
 Birmingham, AL                AL, MS                        New Orleans, LA              AL, FL, LA, MS
 Charlotte, NC                 NC, SC, TN, VA                Norfolk, VA                  NC, VA
 Chattanooga, TN               AL, GA, TN                    Omaha, NE                    IA, NE, KS,
 Chicago, IL                   IA, IL, IN, MI, WI            Orlando, FL                  FL
 Cincinnati, OH                IN, IL, KY, OH, WV            Phoenix, AZ                  AZ, NV
 Cleveland, OH                 IN, MI, NH, OH, VA, WA        Pittsburgh, PA               MD, NY, OH, PA, WV
 Columbia, SC                  GA, SC                        Portland, OR                 CA, OR, WA
 Dallas, TX                    AR, LA, OK, TX                Raleigh, NC                  NC, SC, VA
 Deerfield Beach, FL           FL                            Richmond, VA                 VA
 Denver, CO                    CO, NM, WY                    Roanoke, VA                  KY, VA, WV
 Honolulu, HI                  HI, Guam, Saipan,             Rochester, NY                NY, PA
                               American Samoa, Western
                               Samoa
 Houston, TX                   LA, TX                        Salt Lake City, UT           ID, MT, NV, UT, WY
 Jackson, MS                   MS, LA                        San Antonio, TX              TX
 Jacksonville, FL              FL, GA, SC                    San Diego, CA                AZ, CA
 Kansas City, KS               MO                            San Francisco, CA            CA, NV
 Knoxville, TN                 KY, NC,IL, TN, VA             Seattle, WA                  AK, WA
 Lafayette, LA                 AL, GA, LA, TN, TX            St. Louis, MO                AR, IL, MO
 Little Rock, AR               AR, MO, TX                    St. Petersburg, FL           FL
 Long Island, NY               NY                            Tallahassee, FL              AL, FL, GA
 Los Angeles, CA (North)       CA                            Tulsa, OK                    AR, KS, MD, OK
 Los Angeles, CA (South)       CA                            Union, NJ                    DE, MD, NJ, NY, PA
 Louisville, KY                IN, IL, KY, OH                Wareham, MA                  CT, MA, ME, NH, RI, VT
 Lubbock, TX                   AZ, CO, NM, OK, TX


IMAGING BUSINESS


 Service Center Location          States Serviced          Service Center Location        States Serviced
 ------------------------      ----------------------      ------------------------       ---------------------

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
 Las Vegas, NV                 NV, UT                        Tampa, FL                    FL


LONG-TERM CARE BUSINESS


 Service Center Location          States Serviced          Service Center Location        States Serviced
 ------------------------      ----------------------      ------------------------       ---------------------

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
 Los Angeles, CA               CA, NV                        San Antonio, TX              LA, NM, TX



INTERNATIONAL BUSINESS (a)

Service Center Location          States Serviced          Service Center Location        States Serviced
------------------------      ----------------------      ------------------------       ---------------------

 Leuven, Belgium               Belgium                       Dulmen, Germany              Germany

(a)  The Company sold its European operations subsequent to year-end.

     In the aggregate, the Company's service centers consist of approximately 3 million square feet, of which all is leased, with the exception of the Imaging Business locations in Syracuse, New York, and Dallas, Texas, as well as the International Business location in Leuven, Belgium. The lease agreements have expiration dates ranging from May 10, 2001 to December 31, 2006. The Company's service centers range in size from approximately 1,000 square feet to 90,500 square feet.

     The corporate offices of PSS consist of approximately 91,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. The lease for this office space expires in March 2007.

     As of March 30, 2001, the Company's facilities provided adequate space for the Company's operations. Throughout the Company's history of growth, the Company has been able to secure required facilities to meet its operating requirements.

Item 3. Legal Proceedings

     The Company, through its Gulf South Medical Supply subsidiary, Physician Sales & Service subsidiary and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Illinois, Massachusetts and California, while Federal and/or Federal multi-district litigation is present in Washington, Georgia, Indiana, New Hampshire, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceeding.

     The Company has disputed the calculation of a supplemental premium charged by CIGNA upon the termination by the Company of the health insurance program administered by CIGNA. Subject to the execution of a definitive settlement agreement, the Company has agreed in principle to settle the dispute for $2.85 million and has reserved such amount in an escrow account.

     The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-cv-502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998, that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company's stock price following announcement by the Company in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. The Company maintains product liability insurance coverage. The Company is also a party to various legal and administrative legal proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, management, after consultation with outside legal counsel, believes that, other than as discussed above, the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Shares and  Related  Shareholder
     Matters

     Shares of PSS World Medical, Inc.'s Common Stock are quoted on the NASDAQ National Market under the ticker symbol "PSSI." The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company's Common Stock during the periods indicated:

                                Quarter Ended              High        Low
     ------------------------------------------------     ------      -----
     July 2, 1999....................................      12.75       8.78
     October 3, 1999.................................      11.94       8.41
     December 31, 1999...............................      11.38       6.53
     March 31, 2000..................................      10.88       6.22
     June 30, 2000...................................      10.31       6.25
     September 30, 2000..............................       7.16       3.63
     December 29, 2000...............................       5.00       2.41
     March 30, 2001..................................       5.56       3.88

     As of March 30, 2001, there were 1,463 holders of record and approximately 14,000 beneficial holders of the Company's Common Stock.

     Since inception, the Company has neither declared nor paid cash dividends on the Common Stock. The Company expects that earnings will be retained for the growth and development of the Company's business. Accordingly, the Company does not anticipate that any dividends will be declared on the Common Stock for the foreseeable future.

     Shareholder  Rights  Plan.  In April 1998,  the Board of  Directors  of the
     Company adopted a shareholder rights plan in which a dividend of one preferred stock purchase right was declared for each outstanding share of common stock of the Company. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, at an exercise price of $115 per one one-thousandth of a share, subject to adjustment. The rights are not currently exercisable but will become exercisable 10 business days after the Company announces that a person or group has acquired, or has commenced a tender or exchange offer for, 15 percent or more of the Company's common stock. Subsequent to the acquisition of 15 percent or more of the Company's common stock, the Company may exchange each of the rights for a share of common stock. The Company may also amend the shareholder rights plan prior to the acquisition by a shareholder of 15 percent or more of the Company's common stock. The rights under the plan expire on April 20, 2008, unless earlier exchanged or terminated. The rights have certain anti-takeover effects and could cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances, though they should not interfere with any merger or other business combination approved by the Board of Directors.

Item 6. Selected Financial Data

     The following selected financial data of the Company for fiscal years 1997 through 2001 have been derived from the Company's consolidated financial statements, which give retroactive effect to the mergers accounted for as pooling of interests.

                                                                    Fiscal Year Ended
                                          ------------------------------------------------------------------------
                                            1997            1998           1999           2000            2001
                                          -----------     ----------     ----------     ----------     -----------
                                                      (Dollars in Thousands, Except Per Share Data)

Income Statement Data:
   Net sales                              $1,167,076      $1,382,722     $1,567,167     $1,803,990      $1,814,805
   Gross profit                              276,308         354,314        402,022        448,812         416,415
   G&A and selling expenses                  259,261         322,235        328,169        404,103         429,389
   International Business exit
      charge                                      --              --             --             --          14,917
   Income (loss) before cumulative
     effect of accounting change              13,259          15,299         43,741         22,184         (36,061)
   Cumulative effect of
      accounting change                           --              --             --         (1,444)             --
   Net income (loss)                          13,259          15,299         43,741         20,740         (36,061)
   Basic earnings per share:
      Income (loss) before
         accounting change                     $0.20           $0.22          $0.62          $0.31          $(0.51)
      Net income (loss)                        $0.20           $0.22          $0.62          $0.29          $(0.51)
   Diluted earnings per share:
      Income (loss) before
         accounting change                     $0.20           $0.22          $0.61          $0.31          $(0.51)
      Net income (loss)                        $0.20           $0.22          $0.61          $0.29          $(0.51)
   Weighted average shares
      outstanding:
         Basic                                66,207          69,575         70,548         70,966          71,187
         Diluted                              66,957          70,545         71,398         71,185          71,309

Balance Sheet Data:
   Working capital                       $   267,754     $   376,239    $   355,277    $   414,071     $   316,291
   Total assets                              510,376         686,737        743,381        873,417         772,634
   Long-term liabilities                       8,459         138,178        155,553        262,152         197,253
   Total equity                              350,397         380,060        416,560        439,627         404,302


                                                                        Fiscal Year Ended
                                                             -------------------------------------
                                                                1999          2000           2001
                                                             ---------     ---------    ----------
                                                         (Dollars in thousands, except per share Data)
 Other Financial Data:
    Income (loss) from operations                             $73,853       $44,709      $(27,891)
    Plus:  Other Income                                         6,618        10,437         1,689
    Plus:  Depreciation and amortization                       19,498        20,288        24,970
                                                             ---------     ---------    ----------
    EBITDA (a)                                                $99,969       $75,434     $  (1,232)
                                                             ---------     ---------    ----------

    Interest expense                                          $11,522       $15,457       $20,394
    Interest coverage (b)                                         8.7x          4.9x         N/A
    EBITDA Margin (c)                                             6.4%          4.2%         N/A

    Cash (used in) provided by operating activities          $(18,704)      $16,971       $69,860
    Cash used in investing activities                         (28,914)      (94,322)      (27,375)
    Cash provided by (used in) financing activities             7,590        96,659       (68,525)

     Refer to the  Liquidity  and  Capital  Resources  section  of  Management's
     Discussion and Analysis of Financial Condition and Results of Operations for a discussion of cash flows from operating, investing and financing activities.

     (a) EBITDA represents income (loss) from operations, plus other income, plus depreciation and amortization, and excludes net interest expense and provision for income taxes. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies.

     (b)  Interest coverage represents the Ratio of EBITDA to interest expense.

     (c)  EBITDA margin represents the ratio of EBITDA to net sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of PSS should be read in conjunction with the more detailed information contained in the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

All dollar amounts presented below are in millions, except per share data, unless otherwise noted.


COMPANY GROWTH

During fiscal years 1997 through 2000, the Company had grown rapidly through mergers and acquisitions, same-center growth, and new-center development. During the most recent two fiscal quarters, the Company has focused on stabilizing this growth. The number of Company service centers has grown from two at the end of fiscal year 1984 to 99 as of March 30, 2001, including 49 Physician Supply Business service centers, 34 Imaging Business service centers, 14 Long-Term Care Business Service centers and 2 International Business service centers. In order of priority, the Company's growth has been accomplished primarily through: (i) acquiring local and regional Imaging Business medical products distributors;
(ii) acquiring local and regional Physician Supply Business medical-products distributors; (iii) acquiring Gulf South Medical Supply, Inc. thereby forming the basis of the Company's Long-Term Care Business; (iv) increasing sales from existing service centers; and (v) increasing sales of diagnostic equipment.

The following table depicts the number of service centers, sales and service representatives, and states served by the Company for the fiscal years indicated. See Item 2.--Properties for a list of the Company's service centers.

                                                                                  Fiscal Year Ended (1)
                                                                       -------------------------------------------
                                                                         1997     1998    1999      2000      2001
                                                                       ------    -----   -----     ------    -----
    Total Company:
       Sales representatives.......................................       924      957   1,118      1,122    1,068
       Service specialists.........................................       223      390     727        900      850
       Service centers.............................................       103      111     110        101       99
       States served...............................................        50       50      50         50       50
    Physician Supply Business:
       Sales representatives.......................................       720      703     731        735      719
       Service centers.............................................        61       61      56         51       49
       States served...............................................        50       50      50         50       50
    Imaging Business:
       Sales representatives.......................................        73      116     194        230      210
       Service specialists.........................................       223      390     727        900      850
       Service centers.............................................        21       25      37         34       34
       States served...............................................        16       27      41         42       42
    Long-Term Care Business:
       Sales representatives.......................................       107      110     170        131      119
       Service centers.............................................        19       22      14         14       14
       States served...............................................        50       50      50         50       50
    International Business:
       Sales representatives.......................................        24       28      23         26       20
       Service centers.............................................         2        3       3          2        2
       Countries served............................................         5        5       5          4        2

(1) Excludes pre-acquisition data of companies acquired by PSS World Medical, Inc.


ACQUISITION PROGRAM

The Physician Supply Business has grown from one service center located in Jacksonville, Florida, in 1983 to 49 at the end of fiscal 2001. The Imaging Business began with acquisitions in fiscal year 1997 and has grown primarily through acquisitions to 34 service centers to date. The Long-Term Care Business was developed through the acquisition of Gulf South Medical Supply, Inc. in March 1998 and has acquired seven long-term care companies during fiscal years 1999 and 2001.

The following table sets forth the number of acquisitions of the Company and the prior revenues of the companies acquired for the periods indicated (in thousands):

                                                                        Fiscal Year Ended (1)
                                                    --------------------------------------------------------------
                                                     1997          1998         1999          2000         2001
                                                    --------      --------     --------      --------    ---------
Number of acquisitions......................              10            15           27            24            1
Prior year revenues for acquired companies (2)      $241,700      $498,942     $294,428      $173,664       $4,650

(1) Excludes pre-acquisition data of companies acquired by PSS World Medical, Inc.
(2) Reflects 12-month trailing revenues for companies prior to their acquisition by PSS World Medical, Inc. and is not necessarily reflective of actual revenues under continued operations following an acquisition.


For the next 12 to 18 months, the Company is focusing primarily on the operations of its existing operations.


OPERATING HIGHLIGHTS

The following tables set forth information regarding the Company's net sales by business.

                                                                                     Fiscal Year Ended
                                                                           --------------------------------------
                                                                             1999           2000          2001
                                                                           ---------      ---------     ---------

    Net Sales
       Physician Supply Business...................................        $   677.4      $   708.7     $   689.4
       Imaging Business............................................            526.4          704.3         737.9
       Long-Term Care Business.....................................            343.5          366.6         367.6
       International Business......................................             19.9           24.4          19.9
                                                                           ---------      ---------     ---------
                Total Company......................................         $1,567.2      $ 1,804.0     $ 1,814.8
                                                                           =========      =========     =========


                                                                                     Fiscal Year Ended
                                                                           --------------------------------------
                                                                             1999           2000          2001
                                                                           ---------      ---------     ---------

    Percentage of Net Sales
       Physician Supply Business...................................           43.2%          39.3%         38.0%
       Imaging Business............................................           33.6           39.0          40.7
       Long-Term Care Business.....................................           21.9           20.3          20.2
       International Business......................................            1.3            1.4           1.1
                                                                           ---------      ---------     ---------
                Total Company......................................          100.0%         100.0%        100.0%
                                                                           =========      =========     =========



                                                                                     Fiscal Year Ended
                                                                           --------------------------------------
                                                                             1999           2000          2001
                                                                           ---------      ---------     ---------

    Gross Profit Trends
       Total Company                                                          25.7%          24.9%         22.9%


                                                                                     Fiscal Year Ended
                                                                           --------------------------------------
                                                                             1999           2000          2001
                                                                           ---------      ---------     ---------

    Income (Loss) From Operations
       Physician Supply Business...................................        $   42.7       $   32.7         $17.3
       Imaging Business............................................            16.3           20.3          (1.4)
       Long-Term Care Business.....................................            17.2           (5.0)        (15.5)
       International Business......................................            (2.3)          (3.3)        (28.3)
                                                                           ---------      ---------     ---------
                Total company......................................        $   73.9       $   44.7        $(27.9)
                                                                           =========      =========     =========



                                                            Fiscal Year Ended
                                                         -----------------------
                                                            2000          2001
                                                         ---------     ---------

    Operating Trends:
       Average Days Sales Outstanding....................  55.5          51.7
       Average Inventory Turnover........................   8.2x          8.4x


Accounts receivable, net of allowances, were $284.4 million and $236.8 million at March 31, 2000 and March 30, 2001, respectively. Inventories were $178.0 million and $154.7 million as of March 31, 2000 and March 30, 2001, respectively.

The following table sets forth certain liquidity trends of the Company for the periods presented (in millions):


                                                            Fiscal Year Ended
                                                         -----------------------
                                                           2000          2001
                                                         --------      ---------
    Liquidity Trends:
       Cash and Investments............................. $   64.7      $   34.7
       Working Capital..................................    414.1         316.3


RESULTS OF OPERATIONS


The table below sets forth for each of the fiscal years 1999 through 2001, certain financial information as a percentage of net sales. The following financial information includes the pre-acquisition financial information of companies acquired in transactions accounted for as poolings of interests.

                                                                                         Fiscal Year Ended
                                                                                   ------------------------------
                                                                                    1999        2000        2001
                                                                                   ------      ------      ------
    Income Statement Data
       Net sales...........................................................        100.0%      100.0%      100.0%
       Gross profit.......................................................          25.7        24.9        22.9
       General and administrative expenses.................................         14.7        16.0        17.3
       Selling expenses....................................................          6.2         6.5         6.3
       Operating income....................................................          4.7         2.5        (1.5)
       Net income  ........................................................          2.8         1.1        (2.0)


FISCAL YEAR ENDED MARCH 30, 2001 VERSUS FISCAL YEAR ENDED MARCH 31, 2000

Net Sales. Net sales for fiscal 2001 totaled $1.81 billion, an increase of $10.8 million, or 0.6%, over the fiscal 2000 total of $1.80 billion. During the third and fourth quarter of fiscal 2000, two of the Company's most significant suppliers had manufacturing product recalls and production issues that materially disrupted availability of products to the Physician Supply and Imaging Businesses. Although the Company has been successful in implementing strategies to convert and replace manufacturer recalled products in its Physician Supply Business, and replace with new products the revenues interrupted by supplier backorders in the Imaging Business, it has not fully recovered to historical run rates. On a comparative basis, the Imaging Business reported an increase in net sales during fiscal 2001 primarily due to the full year impact of revenues associated with acquisitions completed in fiscal 2000. In addition, the Long-Term Care Business has continued to maintain revenues while tightening credit policies.

Gross Profit. Gross profit for fiscal 2001 totaled $416.4 million, a decrease of $32.4 million, or 7.2%, over the fiscal 2000 gross profit of $448.8 million. The gross profit decrease over the prior fiscal year was primarily attributable to i) the increased mix of lower margin products that replaced higher margin products impacted by product recalls and vendor supply interruptions in the Physician Supply and Imaging Businesses, ii) increased fixed service costs resulting from Imaging Business acquisitions during fiscal 2000, and iii) continued margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to changes in the way such customers are reimbursed by the government. In addition, during fiscal 2001, the Physician Supply and Imaging Businesses recorded inventory write-downs of approximately $4.1 million and $1.7 million, respectively, for inventory the Company has discontinued selling due to the end of certain manufacturer relationships and changes in policy related to the amortization of demonstration equipment held in inventory.

As a result of an analysis of the Company's accounts receivable records during the fourth quarter of fiscal 2001, the Company recorded adjustments to reduce sales and accounts receivable by $1.6 million, $1.9 million, and $0.5 million during the first, second, and third quarters of fiscal 2001, respectively. In addition, in connection with the Company's year end physical inventory procedures, the Company identified a $3.8 million adjustment to cost of goods sold and vendor liabilities, which applies to the second quarter of fiscal 2001.

In connection with the restatements discussed above, the Company's independent auditors, Arthur Andersen, advised the Company in writing that they noted certain matters involving internal controls that they considered to be material weaknesses. These matters involved inventory, accounts payable, sales, and accounts receivable procedures. In order to remedy this situation, the Company has implemented or is in the process of implementing the corrective policies and procedures recommended by Arthur Andersen as well as additional policies and procedures identified by management.

During fiscal 2001, the Company continued to experience margin pressures in the Long-Term Care Business resulting from large chain customers renegotiating prices due to the implementation of the Prospective Pay System ("PPS"). The Company expects this trend to continue in the Long-Term Care Business.

General and Administrative Expenses. General and administrative expenses for fiscal 2001 totaled $314.2 million, an increase of $26.5 million, or 9.2%, from the fiscal 2000 total of $287.7 million. General and administrative expenses as a percentage of net sales, increased to 17.3% for fiscal 2001 from 16.0% for fiscal 2000.

In addition to typical general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                       2001         2000
                                                    ----------     ---------
    Merger costs and expenses...................    $    5,588     $  1,700
    Restructuring costs and expenses............         8,708       13,245
    Acceleration of depreciation................         1,504           --
    Long-Term Care Business bad debt charge.....        19,991           --
    Goodwill impairment charge..................            --          517
    Operational tax charge......................          (749)      (1,221)
    Other.......................................         3,789           --
                                                    ----------     ---------
                                                     $  38,831     $ 14,241
                                                    ==========     =========
     Merger Costs and Expenses

     Refer to Note 3, Charges Included in General and Administrative Expenses, in the footnotes to the accompanying consolidated financial statements for the Company's policy related to merger costs and expenses.

     Merger costs and expenses for fiscal 2001 and 2000 include $989 and $2,300, respectively, of charges for merger costs expensed as incurred. At the end of each quarter, management re-evaluates its plans and adjusts previous estimates. During fiscal 2001 and 2000, the Company reversed approximately $155 and $1,602, respectively, of merger costs and expenses previously established under prior plans, of which $148 and $1,437 related to accrued lease termination costs. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, in the footnotes to the accompanying consolidated financial statements for further discussion regarding merger plans.

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total costs related to these plans is approximately $10,059 of which $4,754 and $1,002 were expensed during the years ended March 30, 2001 and March 31, 2000, respectively, and $2,872, and $1,431 will be recognized as expense in fiscal 2002 and 2003, respectively.

     Restructuring Costs and Expenses

     Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, in the footnotes to the accompanying consolidated financial statements for further discussion regarding merger plans.

          Fiscal 2001

          During the quarter ended December 29, 2000, management approved and adopted a formal plan, among other things, to restructure certain leadership positions within the Company ("Plan E"). This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $4,887 at the commitment date of the restructuring plan adopted by management and an additional $644 of severance costs during the quarter ended March 30, 2001. The Company also recorded $3,446 of restructuring costs as incurred during the year ended March 30, 2001. In addition, the Company reversed $269, which primarily related to branch shutdown costs, previously established as restructuring costs under prior plans.

          Fiscal 2000

          During the quarter ended September 30, 1999, management approved and adopted a formal plan to restructure certain operations of Gulf South ("Plan C"), an additional component to the previously established Plans A and B. This restructuring plan identified five additional distribution centers and the Gulf South corporate facility as redundant or inadequate for future operations. As a result, these locations were closed and made permanently idle. Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, and involuntary employee termination costs of $494, $2,915, and $1,558, respectively.

          Restructuring costs and expenses for the year ended March 31, 2000 also included $9,213 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the Company reversed $1,341 of restructuring costs into income, which related to over-accrual for lease termination costs, and involuntary employee termination costs.

          During the quarter ended March 31, 2000, management approved and adopted another formal plan to restructure the Imaging Business' sales and service organization and the shut down of two facilities ("Plan D"). Accordingly, the Company recorded restructuring costs and expenses of $318 at the commitment date of the restructuring plan adopted by management. Restructuring costs and expenses for the quarter ended March 31, 2000 also included $88 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

     Acceleration of Depreciation

     During the quarter ended December 29, 2000, the Company identified certain assets for replacement due to the implementation of its Enterprise Resource Planning ("ERP") system. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121"), the Company evaluated the recoverability of the assets. Based on the Company's analysis, the impairment did not exist at the division level; therefore, management reviewed its estimated useful lives in accordance with Accounting Principles Board No. 20, Accounting Changes ("APB 20"), and recorded $1,504 of accelerated depreciation.

     Long-Term Care Business Bad Debt Charge

     During the quarter ended December 29, 2000, the Company recorded $19,991 of bad debt expense to increase the accounts receivable reserves at Gulf South Medical. The increase to the reserve balance was primarily attributed to changes in assumptions concerning customers currently in bankruptcy based on information acquired during the second quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to i) changes in reserve assumptions for non-performing customers based on the change in assumptions discussed above, ii) changes in management's credit policies and procedures, and iii) changes in credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate reserves for uncollectible receivables.

     Goodwill Impairment Charge

     During fiscal 2000, the Imaging Business closed its Metro New York facility. The closure of this facility triggered an asset impairment as determined under SFAS 121. As a result, goodwill of $517 was written off during fiscal 2000.

     Operational Tax Charge

     During the years ended March 30, 2001 and March 31, 2000, the Company performed an analysis and reversed $749 and $1,221, respectively, of a previously recorded operating tax charge reserve.

     Other

     During the year ended March 30, 2001, the Company incurred $3,695 primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternatives process and severance costs. In addition, the Company incurred $94 of costs related to acquisitions not consummated.

Selling Expenses. Selling expenses for fiscal 2001 totaled $115.2 million, a decrease of $1.2 million, or 1.0%, over the fiscal 2000 total of $116.4 million. Selling expense as a percentage of net sales was approximately 6.3% and 6.5% for fiscals 2001 and 2000, respectively. The decrease in selling expense as a percentage of net sales is a result of a reduction in sales representatives primarily compensated under fixed pay arrangements.

International Business Exit Charge. During the quarter ended December 29, 2000, the Company adopted a plan for divesting the Company's European operations. As a result, the Company recorded approximately $14.9 million as an International Business exit charge. Subsequent to year end, the Company sold its European operations.

(Loss)/Income from Operations. The Company incurred an operating loss for fiscal 2001 of $27.9 million compared to operating income of $44.7 million for the fiscal 2000 primarily due to the factors discussed above.

Interest Expense. Interest expense for fiscal 2001 totaled $20.4 million, an increase of $4.9 million, or 31.9%, over the fiscal 2000 total of $15.5 million. The increase in interest expense in fiscal 2001 over fiscal 2000 was due to i) a higher average revolving loan balance outstanding over the prior year, ii) higher incremental bank borrowing rates and LIBOR rates over the prior year, iii) higher incremental interest rates charged on revolving loan balances due to increases in the Company's leverage ratio as measured under the senior credit facility, and iv) the accelerated amortization of $1.1 million of debt issuance costs in the quarter ended March 30, 2001 in anticipation of refinancing the senior credit facility subsequent to year-end.

Interest and Investment Income. Interest and investment income for fiscal 2001 totaled $2.7 million, an increase of $0.9 million, or 47.2%, over the fiscal year 2000 total of $1.8 million. The increase primarily resulted from an increase in the average invested balances over the prior year and an increase in the average investment interest rate of return over the prior year. The increase was partially offset by a $1.2 million other than temporary impairment on an available for sale security.

Other Income. Other income for fiscal 2001 totaled $1.7 million, a decrease of $8.7 million, or 83.8%, over the fiscal 2000 total of $10.4 million. Other income consists of finance charges on customer accounts. Other income for fiscal year 2000 includes $6.5 million received due to a favorable medical x-ray film antitrust settlement claim. In addition, the decrease in other income resulted from improved accounts receivable agings that lowered finance charges on customer accounts and a decrease in gains on the sale of fixed assets over prior year amounts.

(Benefit)/Provision for Income Taxes. Benefit for income taxes was $7.8 million for fiscal 2001, a change of $27.2 million from the provision for income taxes of $19.3 million for fiscal 2000. This decrease primarily resulted from the decrease in taxable income due to the factors discussed above. The effective income tax rate was 17.8% in fiscal 2001 versus 46.6% in fiscal 2000. The effective tax rate is generally higher than the Company's statutory rate in fiscal 2000 due to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary. In addition, the initial non-deductible nature of the International Business exit charge negatively impacted the tax benefit in fiscal 2001.

Net (Loss)/Income. The Company incurred a net loss for fiscal 2001 of $36.1 million compared to net income of $20.7 million for fiscal 2000 primarily due to the factors described above.


FISCAL YEAR ENDED MARCH 31, 2000 VERSUS FISCAL YEAR ENDED APRIL 2, 1999

Net Sales. Net sales for fiscal 2000 totaled $1.80 billion, an increase of $236.8 million, or 15.1%, over the fiscal 1999 total of $1.57 billion. The increase in sales can be attributed to (i) net sales from the acquisition of companies during fiscal 1999 and 2000 accounted for as purchases; (ii) internal sales growth of centers operating at least two years; (iii) the Company's focus on diagnostic equipment sales; (iv) incremental sales generated in connection with exclusive and semi-exclusive vendor relationships; but (v) offset by sales lost from manufacturer recalls and supply issues.

Gross Profit. Gross profit for fiscal 2000 totaled $448.8 million, an increase of $46.8 million, or 11.6%, over the fiscal 1999 total of $402.0 million. The increase in gross profit dollars is primarily attributable to the sales growth described above. Gross profit as a percentage of net sales was 24.9% and 25.7% for fiscal 2000 and 1999, respectively. Although there has been considerable gross margin pressure from competition and a consolidating customer base, as well as internal pressure from an increase of Imaging Business revenues at a lower margin, the Company has successfully maintained its overall gross margins. The slight decrease in gross margin as a percentage of sales is attributable to the expansion of imaging revenues with lower gross profit margins and loss of higher margin equipment in the fourth quarter due to product recall and supply issues offset by (i) an increase in the sales mix of higher margin diagnostic equipment and service, (ii) an increase in sales of higher margin private label supplies by all division, and (iii) the ability to negotiate lower product purchasing costs which resulted from increased purchasing volume subsequent to the Gulf South acquisition.

During fiscal 2000, the Company experienced continued margin pressures in the Long-Term Care Business resulting from large chain customers renegotiating prices due to the implementation of PPS. The Company expects this trend to continue in the Long-Term Care Business.

General and Administrative Expenses. General and administrative expenses for fiscal 2000 totaled $287.7 million, an increase of $56.9 million, or 24.7%, from the fiscal 1999 total of $230.8 million. General and administrative expenses as a percentage of net sales, increased to 16.0% for fiscal 2000 from 14.7% for fiscal 1999. The increase in general and administrative expenses as a percentage of net sales was a result of (i) write-offs, reserves and costs associated with long-term care customer receivables, (ii) loss of revenues from manufacturer recalls and supply issues without loss of costs associated with servicing those products, (iii) integration of systems and branch shutdowns in the Imaging division, (iv) incremental costs associated with product recalls, replacement, transition and training of new product replacing old products without revenues for replacement products, or new products, and (v) costs and lack of focus associated with the Company's strategic alternatives process.

In addition to typical general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                        2000         1999
                                                       ---------    --------
    Merger costs and expenses....................      $  1,700     $  4,371
    Restructuring costs and expenses.............        13,245        4,922
    Acceleration of depreciation.................            --        5,379
    Goodwill impairment charge...................           517           --
    Operational tax charge.......................        (1,221)          --
    Other........................................            --        1,010
                                                       ---------    --------
                                                       $ 14,241     $ 15,682
                                                       =========    ========

     Merger Costs and Expenses

     Refer to Note 3, Charges Included in General and Administrative Expenses, in the footnotes to the accompanying consolidated financial statements for the Company's policy related to merger costs and expenses.

     Merger costs and expenses for fiscal 1999 include $2,818 of charges recorded at the commitment date of an integration plan adopted by management. Merger costs and expenses for fiscal 2000 and 1999 include $2,300 and $2,481, respectively, of charges for merger costs expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. During fiscal 2000 and 1999, the Company reversed approximately $1,602 and $928, respectively, of merger costs and expenses previously established under prior plans, of which $1,437 related to accrued lease termination costs in fiscal 2000 and $777 related to direct transactions costs in fiscal 1999. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, in the footnotes to the accompanying consolidated financial statements for further discussion regarding merger plans.

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total costs related to these plans is approximately $10,059 of which $1,002 was expensed during the year ended March 31, 2000, and $4,754, $2,872, and $1,431 will be recognized as expense in fiscal 2001, 2002 and 2003, respectively.

     Restructuring Costs and Expenses

     Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, in the footnotes to the accompanying consolidated financial statements for further discussion regarding merger plans.

          Fiscal 2000

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

          Restructuring costs and expenses for the year ended March 31, 2000 also included $9,213 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the Company reversed $1,341 of restructuring costs into income, which related to over-accrual for lease termination costs, and involuntary employee termination costs.

          During the quarter ended March 31, 2000, management approved and adopted another formal plan to restructure the Imaging Business' sales and service organization and the shut down of two facilities ("Plan D"). Accordingly, the Company recorded restructuring costs and expenses of $318 at the commitment date of the restructuring plan adopted by management. Restructuring costs and expenses for the quarter ended March 31, 2000 also included $88 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

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

          The remaining $3,419 of restructuring costs recorded during fiscal 1999 represents charges expensed as incurred. Such costs include charges for training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, direct transaction costs, involuntary employee termination costs, and other exit costs of $1,138, $227, $300, and $1,754, respectively. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

     Acceleration of Depreciation

     In connection with the Gulf South merger during fiscal 1998, management evaluated the adequacy of the combined companies' information systems. The Company concluded that its existing information systems were not compatible with those of Gulf South's and not adequate to support the future internal growth of the combined companies and expected growth resulting from future acquisitions. Pursuant to SFAS 121, the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed its estimated useful lives in accordance with APB 20 and recorded $5,379 of incremental depreciation expense resulting from management's decision to replace its information systems.

     Goodwill Impairment Charge

     During fiscal 2000, the Imaging Business closed their Metro New York facility. The closure of this facility triggered an asset impairment as determined under SFAS 121. As a result, goodwill of $517 was written off during fiscal 2000.

     Operational Tax Charge

     During the fiscal year ended March 31, 2000, the Company performed an analysis and reversed $1,221 of a previously recorded operating tax charge reserve.

     Other

     During the year ended April 2, 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.

Selling Expenses. Selling expenses for fiscal 2000 totaled $116.4 million, an increase of $19.0 million, or 19.5%, over the fiscal 1999 total of $97.4 million. Selling expense as a percentage of net sales was approximately 6.5% and 6.2% for fiscal 2000 and 1999, respectively. Selling expense as a percentage of net sales increased as a result of (i) incremental commissions incurred on product recalls, replacement and transition without recognition of revenue, (ii) replacement of lost Long-Term Care chain business without commission costs by new regional accounts revenue that are commissioned, (iii) salaries of equipment representatives not leveraged with sales due to supply issues, and (iv) lack of focus and performance associated with the strategic alternatives process.

Operating Income. Operating income for fiscal 2000 totaled $44.7 million, a decrease of $29.2 million, or 39.5%, over the fiscal 1999 total of $73.9 million. As a percentage of net sales, operating income for fiscal 2000 decreased to 2.5% from 4.7% for fiscal 1999 as a result of the factors discussed above.

Interest Expense. Interest expense for fiscal 2000 totaled $15.5 million, an increase of $4.0 million, or 34.2%, over the fiscal 1999 total of $11.5 million. The increase in interest expense in fiscal 2000 over fiscal 1999 was due to (i) borrowings used in connection with acquisitions during fiscal 2000,
(ii) inventory build up associated with product recalls and Y2K inventory overstock, (iii) cash used in connection with capital expenditures of which most was invested in new systems and e-commerce and (iv) increase in Long-Term Care Business customer receivables due to its restructuring of the collection efforts from Jackson, Mississippi to Jacksonville, Florida.

Interest and Investment Income. Interest and investment income for fiscal 2000 totaled $1.8 million, a decrease of $2.9 million, or 61.2%, over the fiscal
1999 total of $4.7 million. The decrease primarily resulted from lower levels of invested capital due to the use of cash and investments to fund capital expenditures and business acquisitions during fiscal 2000.

Other Income. Other income for fiscal 2000 totaled $10.4 million, an increase of $3.8 million, or 57.7%, over the fiscal 1999 total of $6.6 million. Other income primarily consists of finance charges on customer accounts. In addition, other income for fiscal 2000 includes $6.5 million received due to a favorable medical x-ray film antitrust settlement claim.

Provision for Income Taxes. Provision for income taxes for fiscal 2000 totaled $19.3 million, a decrease of $10.6 million, or 35.4%, over the fiscal year 1999 total of $29.9 million. This decrease primarily resulted from the decrease in taxable income due to the factors discussed above. The effective income tax rate was 46.6% in fiscal 2000 versus 40.6% in fiscal 1999. The effective tax rate is generally higher than the Company's statutory rate due to the nondeductible nature of certain merger related costs and the impact of the Company's foreign subsidiary, both of which were higher in 2000 than 1999. In addition, the reduction of taxable income in 2000 resulted in the permanent items having a greater impact on the effective rate than in fiscal 1999.

Net Income. Net income for fiscal 2000 totaled $20.7 million, a decrease of $23.0 million, or 52.6%, over the fiscal 1999 total of $43.7 million. As a percentage of net sales, net income decreased to 1.1% for fiscal 2000 from 2.8% for fiscal 1999 due primarily to the factors described above. In addition, the Company has changed its method of accounting for equipment sales and contingent rebate income effective April 3, 1999. As such, during fiscal 2000 the Company recorded the cumulative effect of the change in accounting principle, which reduced net income for the year ended March 31, 2000 by $1.4 million ($2.4 pre-tax).


LIQUIDITY AND CAPITAL RESOURCES

As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations and revolving credit borrowings.

Statement of Cash Flows Discussion

Net cash provided by (used in) operating activities was $69.9 million, $17.0 million, and $(18.7) million in fiscal 2001, 2000, and 1999, respectively.
The increase in operating cash flows during fiscal 2001 primarily resulted from a decrease in accounts receivable and inventory balances over the prior year due to working capital management initiatives implemented in fiscal 2001. The Gulf South bad debt charge of $19.9 million and the International Business exit charge of $14.9 million were non-cash in nature and therefore did not affect operating cash flows.

Net cash used in investing activities was $27.4 million, $94.3 million, and $28.9 million, in fiscal 2001, 2000, and 1999, respectively. During fiscal
2001, the Company used approximately $22.9 million of cash primarily for capital expenditures related to hardware purchases and software development costs for the Physician Supply Business' JD Edwards One World ERP system. These capital expenditures were primarily funded by the operating cash flows of the Company.

Net cash (used in) provided by financing activities was $(68.5) million, $96.7 million, and $7.6 million, for fiscal 2001, 2000, and 1999, respectively.
During fiscal 2001, the Company repaid a net $67.4 million of debt, primarily on its senior credit facility. These repayments were funded by approximately $26.0 million of short-term investments and approximately $41.0 million of operating cash flows.

Operating Trends

The Company had working capital of $316.3 million and $414.1 million as of March 30, 2001 and March 31, 2000, respectively. Accounts receivable, net of allowances, were $236.8 million and $284.4 million at March 30, 2001 and March 31, 2000, respectively. The average number of days sales in consolidated accounts receivable outstanding was approximately 51.7 and 55.5 days for the years ended March 30, 2001 and March 31, 2000, respectively. For the year ended March 30, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 48.8, 44.1, and 69.3, respectively.

Inventories were $154.7 million and $178.0 million as of March 30, 2001 and March 31, 2000, respectively. The Company had annualized consolidated inventory turnover of 8.4x and 8.2x times for the years ended March 30, 2001 and March 31, 2000, respectively. For the year ended March 30, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had consolidated annualized inventory turnover of 7.7x, 9.0x, and 8.9x, respectively. Inventory financing historically has been achieved through negotiating extended payment terms from suppliers.

Senior Subordinated Notes

The Company has issued $125.0 million aggregate principal amount of 8.5% senior subordinated notes due in 2007 (the "Notes"). The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the operating cash flow of the Company. No principal payments on the Notes are required over the next five years. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. The Company may incur indebtedness up to certain specified levels and, provided that no event of default exists, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0.

Senior Revolving Credit Agreement

On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility (the "Original Credit Agreement") with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the Original Credit Agreement were available for working capital, capital expenditures, and acquisitions, and secured by the common stock and assets of the Company and its subsidiaries. On October 20, 1999, the Company amended the Original Credit Agreement to allow, among other things, for repurchases of up to $50.0 million of the Company's common stock through October 31, 2000. In addition, effective August 4, 2000, the Company obtained an amendment to the Original Credit Agreement modifying certain financial ratios contained therein. Effective September 30, 2000, the Company obtained a limited waiver to the Original Credit Agreement for failure to meet the criteria for the fixed charge coverage ratio and the leverage ratio during the fiscal quarter ended September 30, 2000.

On December 28, 2000, the Company amended and restated the Original Credit Agreement, as amended (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the Company was permitted to make revolving credit borrowings in an amount up to the lesser of (a) the revolving committed amount, which initially was $120 million, reducing to $110 million on March 31, 2002, and $100 million on March 31, 2003, or (b) a borrowing base based on eligible receivables and inventory. In addition, under the Amended Credit Agreement the leverage and fixed charge covenants were amended for the quarter ended December 29, 2000, and adjusted over time as specified in the Amended Credit Agreement.

As of March 30, 2001, the Company was not in compliance with certain covenants under the Amended Credit Agreement. However, since the Company successfully refinanced the indebtedness subsequent to year-end, waivers were not obtained. On May 24, 2001, the Company paid all outstanding amounts and obligations due under the Amended Credit Agreement.

New Revolving Credit Agreement

On May 24, 2001, the Company entered into a credit agreement (the "Agreement"), by and among the Company, as borrower thereunder (the "Borrower"), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Agent for the Lenders (in such capacity, the "Agent", or the "Bank") and Banc of America Securities LLC, as Arranger.

The Agreement provides for a four-year credit facility consisting of a revolving line of credit and letters of credit (the "Credit Facility"). Initial borrowings under the Credit Facility were used to refinance the Amended Credit Agreement. The maximum amount of the Credit Facility is $120.0 million until the Bank has syndicated $70.0 million of its commitments and thereafter $120.0 million plus the lesser of (a) the excess of the amount of the Bank's commitments that have been syndicated over $70.0 million and (b) $30.0 million. Availability of borrowings under the Credit Facility depends upon (a) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (b) compliance with certain debt incurrence tests under the Company's Indenture, dated as of October 7, 1997, relating to the Notes. The Credit Facility will bear interest at the Bank's prime rate plus a margin of between 0.25% and 1.00% based on the Company's ratio of funded debt to EBITDA (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.50% based on the Company's ratio of funded debt to EBITDA. Under the Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (a) paying dividends and repurchasing stock, (b) repurchasing its Notes, (c) selling or transferring assets, (d) making certain investments (including acquisitions) and (e) incurring additional indebtedness and liens. Proceeds from the Credit Facility will be used to refinance existing indebtedness outstanding under the Company's Amended Credit Agreement, issue letters of credit, finance ongoing working capital requirements, and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

As of March 30, 2001, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The following assessment of the Company's market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.

Interest Rates. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's credit agreements and investments.

The Company's long-term debt obligations are primarily comprised of the $125.0 million Notes, which bear interest at a fixed rate of 8.5%, and variable rate borrowings under the Amended Credit Agreement. As of March 30, 2001, the Company had $65.0 million outstanding under the Amended Credit Agreement at variable interest rates, at the Company's option, at either the lender's base rate plus a margin of 2.75% (10.75% at March 30, 2001) or the Eurodollar rate plus a margin of 3.75%. The weighted-average interest rate under the Amended Credit Agreement was 9.74% as of March 30, 2001.

Subsequent to year end, the Company refinanced the Amended Credit Agreement with the Credit Facility. The Credit Facility has substantially similar market risk characteristics as the variable rate facility described above.

The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company seeks to maximize capital preservation by investing these funds in high-quality issuers.

As of March 30, 2001, the Company did not hold any derivative financial or commodity instruments.

Foreign Currency. The Company is subject to interest rate risk and certain foreign currency risk relating to its operations in Europe; however, the Company does not consider its exposure in such areas to be material. Subsequent to year-end, the Company sold its European operations.

Item 8. Financial Statements and Supplementary Data


                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                             --------
    Report of Independent Certified Public Accountants..................................................       F-2

    Consolidated Balance Sheets - March 30, 2001 and March 31, 2000 ....................................       F-3

    Consolidated Statements of Operations for the Years Ended March 30, 2001, March 31, 2000, and
       April 2, 1999....................................................................................       F-4

    Consolidated Statements of Shareholders' Equity for the Years Ended March 30, 2001, March 31, 2000,
       and April 2, 1999................................................................................       F-5

    Consolidated Statements of Cash Flows for the Years Ended March 30, 2001, March 31, 2000, and
       April 2, 1999                                                                                           F-6

    Notes to Consolidated Financial Statements..........................................................       F-7

    Schedule II - Valuation and Qualifying Accounts for the Years Ended April 2, 1999, March 31, 2000,
       and March 30, 2001...............................................................................       F-37





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To PSS World Medical, Inc.:


We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. (a Florida corporation) and subsidiaries as of March 30, 2001 and March 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 30, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective April 3, 1999, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition".

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



/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP




Jacksonville, Florida
June 19, 2001




                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        March 30, 2001 and March 31, 2000

                  (Dollars in Thousands, Except Per Share Data)


                                     ASSETS

                                                                                              2001         2000
                                                                                           ----------   ----------
Current Assets:
   Cash and cash equivalents.........................................................       $  34,374    $  60,414
   Marketable securities.............................................................             314        4,328
   Accounts receivable, net..........................................................         236,846      284,441
   Inventories, net..................................................................         154,725      178,038
   Employee advances.................................................................             478          973
   Prepaid expenses and other........................................................          60,633       57,515
                                                                                           ----------   ----------
            Total current assets.....................................................         487,370      585,709

Property and equipment, net..........................................................          76,247       65,783
Other Assets:
   Intangibles, net..................................................................         183,452      202,242
   Employee advances.................................................................             524           --
   Other.............................................................................          25,041       19,683
                                                                                           ----------   ----------
            Total assets.............................................................        $772,634     $873,417
                                                                                           ==========   ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..................................................................        $119,238     $124,448
   Accrued expenses..................................................................          39,234       35,434
   Current maturities of long-term debt and capital lease obligations................           1,752        4,274
   Other.............................................................................          10,855        7,482
                                                                                           ----------   ----------
            Total current liabilities................................................         171,079      171,638

Long-term debt and capital lease obligations, net of current portion.................         190,040      254,959
Other................................................................................           7,213        7,193
                                                                                           ----------   ----------
            Total liabilities........................................................         368,332      433,790
                                                                                           ----------   ----------
Commitments and contingencies (Notes 1, 2, 4, 9, 14, 15, 18, 19, and 20)

Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
      and outstanding................................................................              --           --
   Common stock, $.01 par value; 150,000,000 shares authorized, 71,077,236 shares
      issued and outstanding at March 30, 2001 and March 31, 2000....................             711          711
   Additional paid-in capital........................................................         348,701      349,186
   Retained earnings.................................................................          54,890       90,951
   Cumulative other comprehensive loss...............................................              --         (390)
                                                                                           ----------   ----------
                                                                                              404,302      440,458
   Unearned ESOP shares..............................................................              --         (831)
                                                                                           ----------   ----------
            Total shareholders' equity...............................................         404,302      439,627
                                                                                           ----------   ----------
            Total liabilities and shareholders' equity...............................        $772,634     $873,417
                                                                                           ==========   ==========

The accompanying notes are an integral part of these consolidated balance sheets.







                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Years Ended March 30, 2001, March 31, 2000, and April 2, 1999

                    (Dollars in Thousands, Except Share Data)


                                                                             2001          2000           1999
                                                                          -----------   -----------   -----------

Net sales..........................................................       $1,814,805    $1,803,990    $1,567,167
Cost of goods sold.................................................        1,398,390     1,355,178     1,165,145
                                                                          -----------   -----------   -----------
            Gross profit...........................................          416,415       448,812       402,022
General and administrative expenses................................          314,233       287,741       230,804
Selling expenses...................................................          115,156       116,362        97,365
International Business exit charge.................................           14,917            --            --
                                                                          -----------   -----------   -----------
            (Loss) income from operations..........................          (27,891)       44,709        73,853
                                                                          -----------   -----------   -----------
Other income (expense):
   Interest expense................................................          (20,394)      (15,457)      (11,522)
   Interest and investment income..................................            2,706         1,838         4,732
   Other income....................................................            1,689        10,437         6,618
                                                                          -----------   -----------   -----------
                                                                             (15,999)       (3,182)         (172)
                                                                          -----------   -----------   -----------
(Loss) income before (benefit) provision for income taxes and
   cumulative effect of accounting change..........................          (43,890)       41,527        73,681
(Benefit) provision for income taxes...............................           (7,829)       19,343        29,940
                                                                          -----------   -----------   -----------
(Loss) income before cumulative effect of accounting change........          (36,061)       22,184        43,741
Cumulative effect of accounting change, net of taxes (Note 1) .....               --        (1,444)           --
                                                                          -----------   -----------   -----------
Net (loss) income..................................................       $  (36,061)   $    20,740   $    43,741
                                                                          ===========   ===========   ===========

Earnings per share - Basic:
   (Loss) income before cumulative effect of accounting change.....         $  (0.51)      $  0.31       $  0.62
   Cumulative effect of accounting change .........................              --          (0.02)          --
                                                                          -----------   -----------   -----------
   Net (loss) income...............................................         $  (0.51)      $  0.29       $  0.62
                                                                          ===========   ===========   ===========

Earnings per share - Diluted:
   (Loss) income before cumulative effect of accounting change.....         $  (0.51)      $  0.31       $  0.61
   Cumulative effect of accounting change..........................              --          (0.02)          --
                                                                          -----------   -----------   -----------
   Net (loss) income...............................................         $  (0.51)      $  0.29       $  0.61
                                                                          ===========   ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.




                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      For the Years Ended March 30, 2001, March 31, 2000, and April 2, 1999

                    (Dollars in Thousands, Except Share Data)










                                                                                             Cumulative
                                                 Common Stock       Additional                 Other       Unearned
                                             -------------------     Paid-In    Retained   Comprehensive     ESOP
                                               Shares     Amount     Capital    Earnings      Income        Shares     Totals
                                             ----------   ------    ----------  --------   -------------   --------  ---------

Balance at April 4, 1998................     70,374,594    $704     $344,581    $26,470      $(1,296)      $(2,837)  $367,622
   Net income...........................             --      --           --     43,741           --            --     43,741
   Comprehensive income:
      Cumulative foreign currency
         translation adjustment ........             --      --           --         --          119            --        119
                                                                                                                     ---------
   Total comprehensive income...........                                                                               43,860
                                                                                                                     ---------
   Issuance of common stock.............        421,430       4        4,267         --           --            --      4,271
   Employee benefits and other..........             --      --          612         --           --           195        807
                                             ----------   ------    ----------  --------   -------------   --------  ---------
Balance at April 2, 1999................     70,796,024     708      349,460     70,211       (1,177)       (2,642)   416,560
                                             ----------   ------    ----------  --------   -------------   --------  ---------
   Net income...........................             --      --           --     20,740           --            --     20,740
   Comprehensive income:
      Cumulative foreign currency
         translation adjustment ........             --      --           --         --         (939)           --       (939)
      Change in unrealized gain on
         marketable security, net of tax             --      --           --         --        1,726            --      1,726
                                                                                                                     ---------
   Total comprehensive income...........                                                                               21,527
                                                                                                                     ---------
   Issuance of common stock.............        281,212       3           98         --           --            --        101
   Employee benefits and other..........             --      --         (372)        --           --         1,811      1,439
                                             ----------   ------    ----------  --------   -------------   --------  ---------
Balance at March 31, 2000...............     71,077,236     711      349,186     90,951         (390)         (831)   439,627
                                             ----------   ------    ----------  --------   -------------   --------  ---------
   Net loss.............................             --      --           --    (36,061)          --            --    (36,061)
   Comprehensive income:
      Cumulative foreign currency
         translation adjustment ........             --      --           --         --        2,116            --      2,116
      Change in unrealized gain on
         marketable security, net of tax             --      --           --         --       (1,726)           --     (1,726)
                                                                                                                     ---------
   Total comprehensive loss.............                                                                              (35,671)
                                                                                                                     ---------
   Employee benefits and other..........             --      --         (485)        --           --           831        346
                                             ----------   ------    ----------  --------   -------------   --------  ---------
Balance at March 30, 2001...............     71,077,236    $711     $348,701     $54,890   $      --        $   --   $404,302
                                             ==========   ======    ==========  ========   =============   ========  =========


The accompanying notes are an integral part of these consolidated financial statements.




                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended March 30, 2001, March 31, 2000, and April 2, 1999

                             (Dollars in Thousands)


                                                                                    2001        2000       1999
                                                                                 ----------   ---------  ---------
Cash Flows From Operating Activities:
   Net (loss) income........................................................     $ (36,061)   $ 20,740   $ 43,741
   Adjustments to reconcile net (loss) income to net cash provided by (used
      in) operating activities:
      Cumulative effect of accounting change................................            --       1,444         --
      Depreciation..........................................................        11,952       9,446     12,209
      Amortization..........................................................        13,018      10,842      7,289
      Amortization of debt issuance costs...................................         1,975         782        886
      Provision for doubtful accounts.......................................        24,240      15,812      5,181
      International Business exit charge....................................        14,917          --         --
      (Benefit) provision for deferred income taxes.........................        (7,829)     11,878     10,901
      Loss (gain) on sale of fixed assets...................................            14        (871)      (836)
      Deferred compensation expense.........................................           345         721        365
      Unrealized loss on marketable securities..............................         1,186          --        288
      Changes in operating assets and liabilities, net of effects from business acquisitions:
         Accounts receivable, net...........................................        24,523     (23,041)   (43,848)
         Inventories, net...................................................        23,849       5,597      1,275
         Prepaid expenses and other current assets..........................       (10,026)      8,656     (4,916)
         Other assets.......................................................           665      (8,855)    (2,265)
         Accounts payable, accrued expenses, and other liabilities..........         7,092     (36,180)   (48,974)
                                                                                 ----------   ---------  ---------
            Net cash provided by (used in) operating activities.............        69,860      16,971    (18,704)
                                                                                 ----------   ---------  ---------
Cash Flows From Investing Activities:
   Purchases of marketable securities.......................................            --      (1,500)   (50,813)
   Proceeds from sales and maturities of marketable securities..............             3          --    125,098
   Proceeds from sale of property and equipment.............................           405       2,595      1,586
   Capital expenditures.....................................................       (22,857)    (27,182)   (24,774)
   Purchases of businesses, net of cash acquired............................        (2,839)    (59,410)   (75,453)
   Payments on noncompete agreements........................................        (2,087)     (8,825)    (4,558)
                                                                                 ----------   ---------  ---------
            Net cash used in investing activities...........................       (27,375)    (94,322)   (28,914)
                                                                                 ----------   ---------  ---------
Cash Flows From Financing Activities:
   Proceeds from borrowings.................................................       100,180     175,797     24,000
   Repayments of borrowings.................................................      (167,542)    (77,976)   (20,337)
   Principal payments under capital lease obligations.......................           (79)       (325)      (366)
   Proceeds from issuance of common stock...................................            --         101      4,174
   Other....................................................................        (1,084)       (938)       119
                                                                                 ----------   ---------  ---------
            Net cash (used in) provided by financing activities.............       (68,525)     96,659      7,590
                                                                                 ----------   ---------  ---------
Gulf South decrease in cash and cash equivalents for the three months ended
   April 3, 1999                                                                        --          --       (349)
                                                                                 ----------   ---------  ---------
Net (decrease) increase in cash and cash equivalents........................       (26,040)     19,308    (40,377)
Cash and cash equivalents, beginning of year................................        60,414      41,106     81,483
                                                                                 ----------   ---------  ---------
Cash and cash equivalents, end of year......................................     $  34,374    $ 60,414   $ 41,106
                                                                                 ==========   =========  =========

Supplemental Disclosures:
   Cash paid for:
      Interest..............................................................     $  19,393    $ 14,260   $ 11,026
                                                                                 ==========   =========  =========

      Income taxes..........................................................     $     975    $ 27,137   $ 18,192
                                                                                 ==========   =========  =========





The accompanying notes are an integral part of these consolidated financial statements.




                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 30, 2001, MARCH 31, 2000, AND APRIL 2, 1999

      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




  1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company and Nature of Business

     PSS World Medical, Inc. (the "Company" or "PSS") was incorporated in 1983 in Jacksonville, Florida. The Company, through its Physician Sales & Service division ("Physician Supply Business") is a distributor of medical supplies, equipment and pharmaceuticals to primary care and other office-based physicians in the United States. As of March 30, 2001, the Company operated 49 service centers distributing to over 100,000 physician office sites in all 50 states.

     In March 1996, PSS established two wholly-owned subsidiaries, WorldMed International, Inc. ("WorldMed Int'l") and WorldMed, Inc., (together, the "International Business"), to manage and develop the Company's European medical equipment and supply distribution market. As of March 30, 2001, the European operation included two service centers distributing to acute and alternate care sites in Belgium and Germany. Subsequent to year-end, the Company sold its International Business (Refer to Note 20, Subsequent Events).

     In November 1996, the Company established a wholly-owned subsidiary, Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"). DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate care markets in the United States. As of March 30, 2001, DI operated 34 imaging division service centers distributing to approximately 24,000 customer sites in 42 states.

     In March 1998, the Company entered the long-term care market for the distribution of medical supplies and other products with its acquisition of Gulf South Medical Supply, Inc. ("Gulf South" or the "Long-Term Care Business"). As of March 30, 2001, Gulf South, a wholly-owned subsidiary of PSS, operated 14 long-term care distribution service centers serving over 14,000 long-term care accounts in all 50 states.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries using the fiscal year-ends discussed below. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

     Fiscal Year

     The Company's fiscal year ends on the Friday closest to March 31 of each year. Fiscal 2001, 2000, and 1999 each consist of 52 weeks.

     Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the senior subordinated debt is estimated using quoted market prices. The carrying value of the Company's senior subordinated debt at March 30, 2001 and March 31, 2000 was $125,000 and the market value was approximately $104,000 and $115,000, respectively. The carrying value of the Company's other long-term debt was $66,792 and $134,233, at March 30, 2001 and March 31, 2000,
     respectively, which approximates fair value.

     Cash and Cash Equivalents

     Cash and cash equivalents generally consist of cash held at banks, short-term government obligations, commercial paper, and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months.

     Marketable Securities

     The Company holds investments classified as available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings but reported in other comprehensive income, net of the effect of income taxes, until sold. At the time of sale, any gains or losses are recognized as a component of operating results. Gains and losses are based on the specific identification method of determining cost.

     Concentration of Credit Risk

     The Company's trade accounts receivables are exposed to credit risk. However, the majority of the market served by the Physician Supply Business and Imaging Business are comprised of numerous individual accounts, none of which is individually significant to the Company. Gulf South depends on a limited number of large customers, and Gulf South's customers have been experiencing significant financial difficulty since the advent of the Prospective Payment System ("PPS"). Approximately 35%, 34%, and 38% of Gulf South's revenues for the years ended March 30, 2001, March 31, 2000, and April 2, 1999, respectively, represent sales to its top five customers. As of March 30, 2001, the top five customers represented 27% of Gulf South's gross accounts receivable and 24% of Gulf South's accounts receivable, net of allowance for doubtful accounts. As of March 31, 2000, the top five customers represented 32% of Gulf South's gross accounts receivable and 34% of Gulf South's accounts receivable, net of allowance for doubtful accounts. In addition, as of March 31, 2001, one of Gulf South's top five customers was in bankruptcy and represented approximately 9% of Gulf South's sales and less than 2% of the Company's consolidated sales. The Company monitors the creditworthiness of its customers on an ongoing basis and provides reserves for estimated bad debt losses and sales returns.

     The Company had allowances for doubtful accounts and notes receivable of approximately $18,742 and $12,418 as of March 30, 2001 and March 31, 2000, respectively, of which $15,176 and $7,524, respectively, related to Gulf South. Provisions for doubtful accounts were approximately $24,240, $15,812, and $5,181, for fiscal ended 2001, 2000, and 1999, respectively, of which $22,785, $11,193, and $2,485, respectively, related to Gulf South.

     During the quarter ended December 29, 2000, the Company recorded a bad debt charge of $19,991 in its Long-Term Care Business (refer to Note 3, Charges Included in General and Administrative Expenses).


     Inventories

     Inventories, which are comprised principally of medical and related products, are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value. A company-wide physical inventory observation is performed semiannually. Any inventory that is impaired for any reason is disposed of or written down to fair market value at that time. Management reviews all branch inventory valuations and makes additional adjustments if necessary.

     Slow moving inventory is tracked using a report that details items that have not moved in the last 180 to 360 days and an appropriate reserve is established. Once slow moving inventory is identified, branches transfer inventory to other branches with a market for that inventory. If management determines the inventory is not saleable, the inventory is written off against the allowance for obsolete inventory.

     Property and Equipment

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 39 years. Leasehold improvements are amortized over the lease terms or the estimated useful lives, whichever is shorter. Gain or loss upon retirement or disposal of property and equipment is recorded in other income in the accompanying consolidated statements of operations.

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

     The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Capitalized internal-use software costs are amortized over the estimated useful lives of the software, ranging from 7 to 10 years.

     Intangibles

     Noncompetition agreements are amortized on a straight-line basis over the lives of the agreements, which range from 3 to 15 years. The Company has classified as goodwill the cost in excess of the fair value of net identifiable assets purchased in business acquisitions that are accounted for as purchase transactions. Goodwill is being amortized over 15 to 30 years using the straight-line method. The Company periodically evaluates intangible assets to determine if an impairment exists.

     Self-Insurance Coverage

     The Company has a self-funded program for employee and dependent health coverage. This program includes an administrator, a large provider network, and stop loss reinsurance to cover individual claims in excess of $175 per person and up to $1.0 million catastrophic loss maximum, per life time benefit, per person. Claims incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

     Contingent Loss Accruals

     In determining the accrual necessary for probable loss contingencies as defined by Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies ("SFAS 5"), the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimable.



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

     Revenue Recognition

     Effective April 3, 1999, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which changed its method for accounting for equipment sales and contingent rebate income for the fiscal year ended March 31, 2000. The cumulative effect of this accounting change reduced net income for the year ended March 31, 2000, by $1.4 million ($2.4 million pre-tax). The cumulative after tax effect on both the basic and diluted earnings per share was a reduction of $0.02 per share. The effect of SAB 101, before the cumulative effect, did not have a material impact on fiscal 2000 and would not have been material to fiscal 1999.

     Revenue from the sale of products and equipment with no installation and training requirements is recognized when products are shipped. Revenue from the sale of equipment with installation and training requirements is recognized when installation and training are complete. Revenue from service contracts is recognized ratably over the term of the contract.

     The Company earns incentive rebates from its vendors if certain performance goals are achieved. Incentive rebate income is recognized in the accounting period in which the Company meets the performance measure.

     The Company allows customers to return products under its "no hassle customer guarantee," and customers are issued credit memos. The Company records an allowance for estimated sales returns and allowances at the end of each period. Sales returns and allowances estimates, which are included in accounts receivable in the accompanying balance sheets, are based on historical experience.

     Foreign Currency Translation

     Financial statements for the International Business are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments are recorded in the cumulative other comprehensive income component of shareholders' equity.

     Stock-Based Compensation

     The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") for employee and director stock-based compensation. In accordance with SFAS 123, for footnote disclosure purposes only, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied.

     Earnings Per Common Share

     Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per common share is computed by dividing net income by the weighted average


                                     -F-10-
     number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (refer to Note 11, Earnings Per Share).

     Statements of Cash Flows

     The Company's noncash investing and financing activities were as follows:

                                                              2001         2000          1999
                                                            ---------    ---------     ---------
        Investing Activities:
          Business acquisitions:
           Fair value of assets acquired..................   $  561    $  41,146     $ 56,815
           Liabilities assumed............................       46       41,604       39,930
           Noncompetition agreements issued...............      200        8,300        3,950
        Financing Activities:
          Tax benefits related to stock option plans......       --          194          759

     Reclassifications

     Certain amounts for prior years have been reclassified to conform to the current year presentation.

     Recent Accounting Pronouncements

     During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133 ("SFAS 137"), which delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The effect of adopting the provisions of this statement in the first quarter of fiscal 2002 was not material.

     During September 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"), which addresses the income statement classification of amounts charged to customers for, as well as costs incurred related to, shipping and handling. The effective date of EITF 00-10 was the quarter ended March 30, 2001. EITF 00-10 requires that amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. In addition, if costs incurred related to shipping and handling are significant and are not included in cost of sales, an entity should disclose both the amount of such costs and the income statement classification.

     Shipping and handling costs billed to customers are classified as revenues for all periods presented; previously, these revenues were offset against the related costs incurred, which were included in general and administrative expenses. Revenues from shipping and handling for each of the three years in the periods ended 2001, 2000, and 1999 were $11,180, $10,454 and $2,663, respectively. Costs related to shipping and handling are classified as general and administrative expenses and were $79,562, $76,487 and $64,945, during each of the three years in the periods ended 2001, 2000, and 1999, respectively.


  2. BUSINESS ACQUISTIONS

     Purchase Acquisitions

     During fiscal 2000, the Company acquired certain assets and assumed certain liabilities of 6 medical supply and equipment distributors, 12 imaging supply and equipment distributors, and 2 long-term health care distributors. In addition, the Company acquired the common stock of 4 imaging supply and equipment distributors. A summary of the details of the transactions follow:

                                                                  Fiscal Year
                                                     ---------------------------------------
                                                     2001 (a)         2000          1999
                                                     ----------    ---------       ---------
    Number of acquisitions.........................           1           24              25
    Total consideration............................     $   969     $101,014        $115,183
    Cash paid, net of cash acquired................         923       59,410          75,453
    Goodwill recorded..............................       2,324       59,868          58,368
    Noncompete payments............................         200        7,235           3,950

(a) During fiscal 2001, goodwill recorded includes approximately $1,916 of earnout payments.

    The operations of the acquired companies have been included in the Company's results of operations subsequent to the dates of acquisition. Supplemental unaudited pro forma information, assuming these acquisitions had been made at the beginning of the year in which the acquisition was made, and assuming the acquisitions were made at the beginning of the immediate preceding year, is included below. The unaudited pro forma selected financial data does not purport to represent what the Company's results of operation would actually have been had the transactions in fact occurred as of an earlier date or project the results for any future date or period.

                                                                         Fiscal Year
                                                                  -------------------------
                                                                     2000           1999
                                                                  ----------     ----------
     Revenues...............................................      $1,879,592     $1,850,583
     Net Income.............................................          22,397         49,180
     Earnings per share:
       Basic................................................            $0.32         $0.70
       Diluted..............................................            $0.31         $0.69


     These acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets of the acquired companies have been recorded at their estimated fair values at the dates of the acquisitions. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and is amortized over 15 to 30 years. Goodwill was reduced by $494 during fiscal 2001 to reflect purchase price allocations of acquisitions consummated in fiscal 2000. Remaining contingent earnouts of $2.4 million will be assessed in fiscal 2002 and final purchase price allocations will be completed at that time.

     Merger costs and expenses

     During fiscal 2000, the Company recorded approximately $595 of merger integration costs and expenses directly to goodwill as incurred as these costs were contemplated at the time of acquisition. In addition, during fiscal 2000, the Company recorded approximately $489 of merger costs and expenses related to other acquisitions directly to goodwill for costs that were in excess of the original integration plan accrual estimated by management. Such merger costs and expenses are recorded directly to goodwill only if it is within one year from the date of the acquisition and such expenses were contemplated at the time of the acquisition. If merger costs and expenses are incurred subsequent to one year from the date of the acquisition, or were not contemplated at the time of the acquisition, such expenses are recorded in general and administrative expenses.

     Reversal of excess accrued merger costs and expenses

     During fiscal 2000, the Company reversed approximately $712 of certain accrued merger costs and expenses that management determined to be unnecessary due to changes in integration plans or estimates. Management evaluates integration plans at each period end and determines if revisions to the accruals are appropriate. Such revisions to the original estimates are recorded directly to goodwill.

     Deferred tax assets of acquired companies

     During fiscal 2001, the Company increased goodwill by approximately
     $420 and during fiscal 1999, the Company reduced goodwill by approximately $2,644. These adjustments reflect a true-up of the deferred tax assets and liabilities per the financial statements and the tax return, as a result of additional information received on the deductibility of certain pre-acquisition expenditures.

     In addition, the terms of certain of the Company's recent acquisition agreements provide for additional consideration to be paid (earnout payments) if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $2.4 million (payable through fiscal 2002).

     During the year ended March 30, 2001, there were earnout payments related to two Imaging Business acquisitions totaling $1.9 million. These amounts were recorded as an adjustment to goodwill related to the acquisitions. There were no earnout payments made during fiscal 2000 and 1999.


3.   CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     In addition to normal general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes unusual charges included as components of general and administrative expenses in the accompanying consolidated statements of operations:

                                                       2001          2000          1999
                                                    -----------    ---------    ---------
    Merger costs and expenses....................    $   5,588      $ 1,700      $ 4,371
    Restructuring costs and expenses.............        8,708       13,245        4,922
    Acceleration of depreciation.................        1,504           --        5,379
    Long-Term Care Business bad debt charge......       19,991           --           --
    Goodwill impairment charge...................           --          517           --
    Operational tax charge.......................         (749)      (1,221)          --
    Other........................................        3,789           --        1,010
                                                    -----------    ---------    ---------
                                                     $  38,831      $14,241      $15,682
                                                    ===========    =========    =========

    Merger Costs and Expenses

     The Company's policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3") or EITF No. 95-14, Recognition of Liabilities in Anticipation of a Business Combination ("EITF 95-14"), are met. Merger costs and expenses recorded at the commitment date primarily include charges for involuntary employee termination costs, branch shut-down costs, lease termination costs, and other exit costs.

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

     Merger costs and expenses for fiscal 2001, 2000, and 1999 include $989, $2,300, and $2,481, respectively, of charges for merger costs expensed as incurred. In addition, merger costs and expenses for fiscal 1999 include $2,818 of charges recorded at the commitment date of an integration plan adopted by management. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. During fiscal 2001, 2000, and 1999, the Company reversed approximately $155, $1,602, and $928, respectively, of merger costs and expenses previously established under prior plans, of which $148 and $1,437 related to accrued lease termination costs in fiscal 2001 and 2000, respectively, and $777 related to direct transactions costs in fiscal 1999. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total costs related to these


                                     -F-13-
     plans is approximately $10,059 of which $4,754 and $1,002 were expensed during the years ended March 30, 2001 and March 31, 2000, respectively, and $2,872, and $1,431 will be recognized as expense in fiscal 2002 and 2003, respectively.

     Restructuring Costs and Expenses

          Fiscal 2001

          During the quarter ended December 29, 2000, management approved and adopted a formal plan, among other things, to restructure certain leadership positions within the Company ("Plan E"). This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $4,887 at the commitment date of the restructuring plan adopted by management and an additional $644 in severance costs in the quarter ended March 30, 2001. The Company also recorded $3,446 of restructuring costs as incurred during the year ended March 30, 2001. In addition, the Company reversed $269, which primarily related to branch shutdown costs, previously established as restructuring costs under prior plans.

          Fiscal 2000

          During the quarter ended September 30, 1999, management approved and adopted a formal plan to restructure certain operations of Gulf South ("Plan C"), an additional component to the previously established Plans A and B. This restructuring plan identified five additional distribution centers and the Gulf South corporate facility as redundant or inadequate for future operations. As a result, these locations were closed and made permanently idle. Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date of the restructuring plan adopted by management. Such costs include branch shutdown costs, lease termination costs, and involuntary employee termination costs of $494, $2,915, and $1,558, respectively. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan.

          Restructuring costs and expenses for the year ended March 31, 2000 also included $9,213 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the Company reversed $1,341 of restructuring costs into income, which related to over-accrual for lease termination costs, and involuntary employee termination costs.

          During the quarter ended March 31, 2000, management approved and adopted another formal plan to restructure the Imaging Business' sales and service organization and the shut down of two facilities ("Plan D"). Accordingly, the Company recorded restructuring costs and expenses of $318 at the commitment date of the restructuring plan adopted by management. Refer to Note 4, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding the restructuring plan. Restructuring costs and expenses for the quarter ended March 31, 2000 also included $88 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

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

          The remaining $3,419 of restructuring costs recorded during fiscal 1999 represents charges expensed as incurred. Such costs include charges for training costs related to conforming the acquired companies operational policies to that of the Company's operational policies, direct transaction costs, involuntary employee termination costs, and other exit costs of $1,138, $227, $300, and $1,754, respectively. Other exit costs include


                                     -F-14-
          costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

     Acceleration of Depreciation

     During the quarter ended December 29, 2000, the Company identified certain assets for replacement due to the implementation of its Enterprise Resource Planning ("ERP") system. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121"), the Company evaluated the recoverability of the assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed its estimated useful lives in accordance with Accounting Principles Board No. 20, Accounting Changes ("APB 20"), and recorded $1,504 of accelerated depreciation.

     In connection with the Gulf South merger during fiscal 1998, management evaluated the adequacy of the combined companies' information systems. The Company concluded that its existing information systems were not compatible with those of Gulf South's and not adequate to support the future internal growth of the combined companies and expected growth resulting from future acquisitions. Pursuant to SFAS 121, the Company evaluated the recoverability of the information system assets. Based on the Company's analysis, impairment did not exist at the division level; therefore, management reviewed its estimated useful lives in accordance with APB 20 and recorded $5,379 of incremental depreciation expense resulting from management's decision to replace its information systems.

     Long-Term Care Business Bad Debt Charge

     During the quarter ended December 29, 2000, the Company recorded $19,991 of bad debt expense to increase the accounts receivable reserves at Gulf South Medical Supply. The increase to the reserve balance was primarily attributed to changes in assumptions concerning customers currently in bankruptcy based on information acquired during the quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to i) changes in reserve assumptions for non-performing customers based on the change in assumptions discussed above, ii) changes in management's credit policies and procedures, and iii) changes in credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate reserves for uncollectible receivables.

     Goodwill Impairment Charge

     During fiscal 2000, the Imaging Business closed its Metro New York facility. The closure of this facility triggered an asset impairment as determined under SFAS 121. As a result, goodwill of $517 was written off during fiscal 2000.

     Operational Tax Charge

     During the year ended March 30, 2001 and March 31, 2000, the Company performed an analysis and reversed $749 and $1,221, respectively, of a previously recorded operating tax charge reserve.

     Other

     During the year ended March 30, 2001, the Company incurred $3,695, primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternatives process and severance costs. In addition, the Company incurred $94 of costs related to acquisitions not consummated. During the year ended April 2, 1999, the Company incurred approximately $1,010 of costs related to acquisitions not consummated.


  4. ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

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

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $294 and $1,089, at March 30, 2001 and March 31, 2000, respectively. The discussion of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Poolings-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W with the Imaging Business. As of December 31, 1999, all of the employees had been terminated and all of the seven identified distribution facilities had been shut down. Therefore, all costs related to the merger plan had been incurred at March 30, 2001, except for lease termination costs for one location for which payments will extend through May 2001. During the year ended March 30, 2001, $86 of lease expense was charged against the accrual leaving a remaining accrual of $16.

     Nonsignificant Poolings-of-Interests Business Combination Plans

     The Imaging Business acquired Tristar Imaging Systems, Inc. in October 1998, and management formalized and adopted an integration plan in late fiscal 1999 to integrate the operations of the acquired company. Management determined that all costs related to the merger plan had been incurred at March 30, 2001. During the year ended March 30, 2001, $397 of lease expense was charged against the accrual and the Company reversed approximately $148 of merger costs and expenses previously established under prior plans, all of which is related to lease terminations. Therefore, no accrual remains at March 30, 2001.

     Nonsignificant Purchase Business Combination Plan

     The Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. All costs related to the merger plan had been incurred at March 30, 2001, except for lease termination costs for which payments will extend through fiscal 2004. During the year ended March 30, 2001, $108 of lease expense and $56 of employee termination costs were charged against the accrual leaving a remaining balance of $278.

     Summary of Accrued Restructuring Costs and Expenses

     Primarily as a result of the impact of the Gulf South merger, in order to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company began implementing a restructuring plan during the fourth quarter of fiscal 1998, which impacted all divisions ("Plan A"). The


                                     -F-16-
     accrued restructuring costs related to Plan A were fully utilized at March 30, 2001. Subsequently, the Company adopted a second restructuring plan during the first quarter of fiscal 1999 related to the Gulf South Medical Supply division ("Plan B") to further consolidate its operations.

     During the second quarter of fiscal 2000, management evaluated the Company's overall cost structure and implemented cost reductions in order to meet internal profitability targets. In addition, management decided to improve its distribution model and relocate the corporate office for Gulf South to Jacksonville, Florida where the corporate offices for the Imaging and Physician Supply Businesses are located. The Company implemented the restructuring plan during the second quarter of fiscal 2000 that impacted all divisions ("Plan C"). The total number of employees to be terminated was 272.

     During the fourth quarter of fiscal 2000, the Imaging Business' management made a discretionary decision to change its business strategy and the way it operates to improve future operations. These changes include restructuring the Imaging Business sales force, terminating approximately 50 service engineers, and closure of two distribution centers ("Plan D"). All employees were terminated as of June 30, 2000, and the accruals relating to Plan D were fully utilized at March 30, 2001.

     During the third quarter of fiscal 2001, the Company's Board of Directors along with senior management evaluated the Company's operating performance. During this process, the Board and management decided to implement a long-range action plan that would stabilize the workforce and business. As part of the new strategic plan, the Company planned to reorganize several senior management positions and make permanently idle two distribution centers; one in the Diagnostic Imaging division and one in the Physician Supply division ("Plan E"). The total number of employees to be terminated in Plan E is 29.

     Accrued restructuring costs and expenses related to Plans A, B, C, D and E, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $3,715 and $1,607 at March 30, 2001 and March 31, 2000, respectively. The following is a summary of the restructuring plan activity:

                                 Involuntary
                                   Employee        Lease         Branch
                                 Termination    Termination     Shutdown
                                    Costs          Costs          Costs          Total
                                 ------------- -------------- -------------- --------------
Balance at April 2, 1999              $ 1,602       $ 1,320         $  896       $  3,818
     Adjustments                       (1,107)         (436)          (467)        (2,010)
     Additions                          3,233         1,559            494          5,286
     Utilized                          (3,352)       (1,586)          (549)        (5,487)
                                 ------------- -------------- -------------- --------------
Balance at March 31, 2000                 376           857            374          1,607
     Adjustments                          (30)           --           (239)          (269)
     Additions                          5,531            --             --          5,531
     Utilized                          (2,541)         (478)          (135)        (3,154)
                                 ------------- -------------- -------------- --------------
Balance at March 30, 2001             $ 3,336      $    379       $     --       $  3,715
                                 ============= ============== ============== ==============


     Plan B

     As of December 31, 1999, all of the six locations had been shut down and all employees were terminated as a result of the plan. Approximately $67 of lease termination payments remain accrued at March 30, 2001 for which payments will extend through fiscal 2002.

     Plan C

     All employees were terminated as of March 31, 2000. After revising prior estimates, the Company reversed $30 related to involuntary employee terminations and $239 related to branch shutdown costs against restructuring costs and expenses during the year ended March 30, 2001. Accrued restructuring costs and expenses related to Plan C at March 30, 2001 were approximately $312, which relates to lease terminations.

     Plan E

     Accrued restructuring costs and expenses related to Plan E at March 30, 2001 were approximately $3,336, all of which relates to involuntary employee terminations. As of March 30, 2001, 16 employees had been terminated under the plan.

5.       INTERNATIONAL BUSINESS EXIT CHARGE

     During the quarter ended December 29, 2000, management adopted, and the Board of Directors approved, a plan for divesting the Company's European operations. Management's primary consideration for this decision was that the European operations are outside the core United States business segments, making effective management difficult and resulting in lower than expected operating performance for the past several years. The net assets held for disposal consist of the operating assets of the European operations less outstanding liabilities, and are valued at the lower of aggregate fair value less expected costs to be incurred for sale. Accordingly, during the quarter ended December 29, 2000 the Company recorded $14.9 million as an International Business exit charge, primarily to recognize an impairment of goodwill (net of accumulated amortization) of $8.8 million and to recognize prior cumulative foreign currency translation adjustments of $3.2 million.

     Subsequent to year-end, the Company sold its European operations (refer to Note 20, Subsequent Events). The European operations reported the following results of operations for each of the three years in the period ended:

                                              March 30, 2001      March 31, 2000      April 2, 1999
                                             ------------------  ------------------  -----------------

              Net sales                            $ 19,873           $24,361             $19,925
              Cost of goods sold                     14,004            16,333              13,787
                                             ------------------  ------------------  -----------------
              Gross profit                            5,869             8,028               6,138

              Selling, general and
                 administrative expenses              5,782             8,225               6,850
              International Business exit
              charge                                 14,917                --                  --
                                             ------------------  ------------------  -----------------
              Operating loss                        (14,830)             (197)               (712)

              Interest expense                         (724)             (238)                 86
              Intercompany interest expense          (1,000)           (1,203)               (400)
              Other income                               --                --                 142
                                             ------------------  ------------------  -----------------
                                                     (1,724)           (1,441)               (172)
                                             ------------------  ------------------  -----------------

              Loss before provision for             (16,554)           (1,638)               (884)
                 income taxes
              Provision for income taxes                 --                --                  --
                                             ------------------  ------------------  -----------------
              Net loss                             $(16,554)         $ (1,638)          $    (884)
                                             ==================  ==================  =================


6.   MARKETABLE SECURITY

                                                             Other than
                                             Original         temporary     New Cost        Unrealized
      Available-for-Sale Security              Cost           impairment      Basis           Gain      Fair Value
                                             -----------     -----------    ---------      ---------    ----------
        March 30, 2001                            $1,500       $(1,186)      $   314             --       $   314
                                             ===========     ===========    =========      =========    ==========

        March 31, 2000                            $1,500            --        $1,500         $2,285        $4,325
                                             ===========     ===========    =========      =========    ==========


     The Company holds an investment classified as available-for-sale security at fair value, with unrealized gains and losses excluded from earnings but reported in equity and other comprehensive income (net of the effect of income taxes) until it is sold. At the time of the sales, any gains or losses are recognized as a component of operating results. Gains and losses are based on the specific identification method of determining cost.

     During the quarter ended March 30, 2001, the Company recognized an other than temporary impairment loss of $1,186 that was included in interest and investment income in the accompanying consolidated statements of operations. This charge related to an investment in an internet medical supply portal that had experienced a significant and continuing decrease in market value during fiscal 2001.

7 .  PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, are summarized as follows:

                                                            2001          2000
                                                         ----------  -----------
    Land................................................  $  1,184    $   1,184
    Building ...........................................     2,554        2,547
    Equipment...........................................    88,064       76,304
    Furniture, fixtures, and leasehold improvements.....    22,529       23,695
                                                         ----------  -----------
                                                           114,331      103,730
    Accumulated depreciation............................   (38,084)     (37,947)
                                                         ----------  -----------
                                                          $ 76,247    $  65,783
                                                         ==========  ===========

     Equipment includes equipment acquired under capital leases with a cost of $476 and related accumulated depreciation of $368 at March 31, 2000. Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of operations, aggregated approximately $11,952, $9,446, and $12,209 for fiscal 2001, 2000, and 1999, respectively.


 8. INTANGIBLES

     Intangibles, stated at cost, consist of the following:

                                                             2001         2000
                                                         ----------  -----------
    Goodwill ........................................... $ 182,690    $189,608
    Noncompetition agreements and other.................    37,376      37,998
                                                         ----------  -----------
                                                           220,066     227,606
    Accumulated amortization............................   (36,614)    (25,364)
                                                         ----------  -----------
                                                         $ 183,452    $202,242
                                                         ==========  ===========

     Future minimum payments required under noncompetition agreements at March 30, 2001 are as follows:

    Fiscal Year:
       2002.............................................  $    766
       2003.............................................       218
       2004.............................................        59
       2005.............................................        43
       2006.............................................        36
       Thereafter.......................................       178
                                                          ---------
                                                          $  1,300
                                                          =========

Amortization expense, included in general and administrative expenses in the accompanying consolidated statements of operations aggregated approximately $13,018, $10,842, and $7,289 for fiscal 2001, 2000, and 1999, respectively, of which $6,202,  $5,374, and $3,627 for fiscal 2001, 2000 and 1999,  respectively, relates to goodwill amortization.


9.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


     Long-term debt and capital lease obligations consist of the following:

                                                                                           March 30,     March 31,
                                                                                              2001         2000
                                                                                           ----------   ----------
    Senior subordinated notes........................................................       $125,000    $ 125,000
    Senior revolving credit..........................................................         65,000      121,000
    Capital lease obligations........................................................             --          171
    Long-term debt of acquired companies.............................................             --          125
    Notes payable to owners of acquired companies....................................             65        2,093
    Other notes......................................................................          1,727       10,844
                                                                                           ----------   ----------
                                                                                             191,792      259,233
    Less current maturities..........................................................         (1,752)      (4,274)
                                                                                           ----------   ----------
                                                                                            $190,040    $ 254,959
                                                                                           ==========   ==========

     Senior Subordinated Notes

     The Company has issued $125.0 million aggregate principal amount of 8.5% senior subordinated notes due in 2007 (the "Notes"). The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the operating cash flow of the Company. No principal payments on the Notes are required over the next five years. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. The Company may incur indebtedness up to certain specified levels and, provided that if no event of default exists, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0.

     Senior Revolving Credit Agreement

     On February 11, 1999, the Company entered into a $140.0 million senior revolving credit facility (the "Original Credit Agreement") with a syndicate of financial institutions with NationsBank, N.A. as principal agent. Borrowings under the Original Credit Agreement were available for working capital, capital expenditures, and acquisitions, and secured by the common stock and assets of the Company and its subsidiaries. On October 20, 1999, the Company amended the Original Credit Agreement to allow, among other things, for repurchases of up to $50.0 million of the Company's common stock through October 31, 2000. In addition, effective August 4, 2000, the Company obtained an amendment to the Original Credit Agreement modifying certain financial ratios contained therein. Effective September 30, 2000, the Company obtained a limited waiver to the Original Credit Agreement for failure to meet the criteria for the fixed charge coverage ratio and the leverage ratio during the fiscal quarter ended September 30, 2000.

     On December 28, 2000, the Company amended and restated the Original Credit Agreement, as amended (the "Amended Credit Agreement"). Pursuant to the terms of the Amended Credit Agreement, the Company was permitted to make revolving credit borrowings in an amount up to the lesser of (a) the revolving committed amount, which initially was $120 million, reducing to $110 million on March 31, 2002, and $100 million on March 31, 2003, or (b) a borrowing base based on eligible receivables and inventory. In addition, under the Amended Credit Agreement the leverage and fixed charge covenants were amended for the quarter ended December 29, 2000, and adjusted over time as specified in the Amended Credit Agreement.

     As of March 30, 2001, the Company was not in compliance with certain covenants under the Amended Credit Agreement. However, since the Company successfully refinanced the indebtedness subsequent to year-end, waivers


                                     -F-20-
     were not obtained. On May 24, 2001, the Company paid all outstanding amounts and obligations due under the Amended Credit Agreement.

     New Revolving Credit Agreement

     On May 24, 2001, the Company entered into a new credit agreement (the "Agreement"), by and among the Company, as borrower thereunder (the "Borrower"), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Agent for the Lenders (in such capacity, the "Agent", or the "Bank") and Banc of America Securities LLC, as Arranger.

     The Agreement provides for a four-year credit facility consisting of a revolving line of credit and letters of credit (the "Credit Facility"). Initial borrowings under the Credit Facility were used to refinance the Amended Credit Agreement. The maximum amount of the Credit Facility is $120.0 million until the Bank has syndicated $70.0 million of its commitments and thereafter $120.0 million plus the lesser of (a) the excess of the amount of the Bank's commitments that have been syndicated over $70.0 million and (b) $30.0 million. Availability of borrowings under the Credit Facility depends upon (a) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (b) compliance with certain debt incurrence tests under the Company's Indenture, dated as of October 7, 1997, relating to the Notes. The Credit Facility will bear interest at the Bank's prime rate plus a margin of between 0.25% and 1.00% based on the Company's ratio of funded debt to EBITDA (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.50% based on the Company's ratio of funded debt to EBITDA. Under the Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (a) paying dividends and repurchasing stock, (b) repurchasing its Notes, (c) selling or transferring assets, (d) making certain investments (including acquisitions) and (e) incurring additional indebtedness and liens. Proceeds from the Credit Facility will be used to refinance existing indebtedness outstanding under the Company's Amended Credit Agreement, issue letters of credit, finance ongoing working capital requirements, and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

     Notes Payable to Owners of Acquired Companies

     Notes payable to owners of acquired companies consists of holdback agreements or notes payable that are paid to the previous owners after certain contingencies are met, such as collection of all acquired accounts receivable and the sale of acquired inventory.

     Other Notes

     At March 30, 2001, other notes consist of various debt maintained by WorldMed Int'l, including a working capital line of credit and a mortgage on facilities in Leuven, Belgium ("European Debt"). The interest rate on the related debt was approximately 6.2% at March 30, 2001. Subsequent to year end, the European Debt was assumed by a purchaser of the European operations.

     As of March 30, 2001, future minimum payments of long-term debt, excluding capital lease obligations, are approximately as follows:

    Fiscal Year:
       2002.............................................   $    1,752
       2003.............................................           40
       2004.............................................       65,000
       2005.............................................           --
       Thereafter.......................................      125,000
                                                           -----------
                Total...................................     $191,700
                                                           ===========

10.  INCOME TAXES

     The provisions for income taxes are detailed below:

                                                                                 2001         2000         1999
                                                                               ---------   ---------    ---------
    Current tax provision:
       Federal.........................................................        $     --     $ 6,410      $16,253
       State...........................................................              --       1,055        2,786
                                                                               ---------   ---------    ---------
                Total current..........................................              --       7,465       19,039
                                                                               ---------   ---------    ---------
    Deferred tax (benefit) provision:
       Federal.........................................................          (6,683)     10,140        9,306
       State...........................................................          (1,146)      1,738        1,595
                                                                               ---------   ---------    ---------
                Total deferred.........................................          (7,829)     11,878       10,901
                                                                               ---------   ---------    ---------
                Total income tax (benefit) provision...................        $ (7,829)    $19,343      $29,940
                                                                               =========   =========    =========

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

                                                                                2001         2000          1999
                                                                               ---------   ---------    ---------
    (Loss) income before provision for taxes and cumulative effect of
       accounting change...............................................        $(43,890)    $41,527      $73,681
                                                                               =========   =========    =========

    Tax (benefit) provision at the 35% statutory rate..................         (15,362)     14,534       25,788
                                                                               ---------   ---------    ---------
    Increase (decrease) in taxes:
       State income tax, net of Federal benefit........................            (745)      1,847        2,847
       Effect of foreign subsidiary....................................           5,794         574          310
       Merger costs and expenses.......................................              --         153         (250)
       Goodwill amortization...........................................           1,275       1,103          969
       Meals and entertainment.........................................             427         438          454
       Nontaxable interest income......................................            (113)        (80)        (374)
       Officer life insurance..........................................             808         478           (3)
       Other, net......................................................              87         296          199
                                                                               ---------   ---------    ---------
                Total increase in taxes................................           7,533       4,809        4,152
                                                                               ---------   ---------    ---------
                Total income tax (benefit) provision...................       $  (7,829)    $19,343      $29,940
                                                                               =========   =========    =========

    Effective tax rate.................................................           17.8%        46.6%        40.6%
                                                                               =========   =========    =========


     Deferred income taxes for fiscal 2001 and 2000 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at March 30, 2001 and March 31, 2000 are detailed below:

                                     -F-22-

                                                                                             2001          2000
                                                                                           ---------    ---------
    Deferred tax assets:
       Net operating loss carryforwards.............................................         $12,200     $  1,156
       Allowance for doubtful accounts and sales returns............................           5,994        6,117
       Deferred compensation........................................................           3,494        2,724
       Accrued expenses.............................................................           3,240        2,276
       Merger, restructuring and other nonrecurring costs and expenses..............           2,206        2,574
       Inventory uniform cost capitalization........................................           2,178        1,934
       Operational tax reserve......................................................           2,108        3,332
       Reserve for inventory obsolescence...........................................           1,756        1,208
       Excess of book depreciation and amortization over tax depreciation and
          amortization..............................................................             911        1,030
       Accrued professional fees....................................................             786          949
       Available for sale marketable securities.....................................             461           --
       Other........................................................................             600          428
                                                                                           ---------    ---------
                Gross deferred tax assets...........................................          35,934       23,728
                                                                                           ---------    ---------
    Deferred tax liabilities:
       Available for sale marketable security.......................................              --       (1,099)
       Software development.........................................................         (11,145)      (6,820)
                                                                                           ---------    ---------
                Gross deferred tax liabilities......................................         (11,145)      (7,919)
                                                                                           ---------    ---------
    Net deferred tax assets.........................................................         $24,789      $15,809
                                                                                           =========    =========

     As of March 30, 2001, net current deferred tax assets and net non-current deferred tax assets of $18,240 and $6,549 are included in prepaid and other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of March 31, 2000, net current deferred tax assets, net non-current deferred tax assets, and net non-current deferred tax liabilities of $16,461, $3,463, and $4,115 are included in prepaid expenses, other assets, and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

     The income tax benefits related to the exercise or early disposition of certain stock options and stock contribution to the ESOP reduce taxes currently payable and are credited directly to additional paid-in capital. Such amounts were $194 and $759 for fiscal 2000 and 1999, respectively.

     At March 30, 2001 and March 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $31,362 and 2,972, respectively, which expire from 2002 to 2021. The utilization of the net operating loss carryforwards is subject to limitation in certain years.

     All deferred tax assets as of March 30, 2001 and March 31, 2000 are considered to be realizable due to the projected future taxable income. Therefore, no valuation allowance has been recorded as of March 30, 2001 and March 31, 2000.



11.  EARNINGS PER SHARE

     In accordance with SFAS 128, the calculation of basic earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                            2001         2000          1999
                                                          ---------     --------     --------

    Net (loss) income...................................  $(36,061)     $20,740      $43,741
                                                          =========     ========     ========
    Earnings per share:
       Basic............................................  $  (0.51)       $0.29        $0.62
                                                          =========     ========     ========

       Diluted..........................................  $  (0.51)       $0.29        $0.61
                                                          =========     ========     ========

    Weighted average shares outstanding:
       Common shares....................................    71,187       70,966       70,548
       Assumed exercise of stock options................       122          219          850
                                                          ---------     --------     --------
       Diluted shares outstanding.......................    71,309       71,185       71,398
                                                          =========     ========     ========


12.  RELATED-PARTY TRANSACTION

     During fiscal 1998, the Company loaned its former Chairman and Chief Executive Officer $3,000 to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt. During fiscal 2001, the principal amount of the loan increased approximately $1,788. The loan is unsecured, bears interest at the applicable Federal rate for long-term obligations 6.09% and 6.25% at March 30, 2001 and March 31, 2000, respectively), and is due September 2007. No principal payments are required under the loan. The note was amended in connection with the severance agreement to defer payments of interest due prior to May 2003 until the loan maturity date. Interest payments are due at least annually after May 2003. The note terms provide for forgiveness of the debt in the event of a change in control. The note was also amended, to provide for forgiveness of the debt if the former Chairman and Chief Executive Officer dies prior to the loan maturity date. Upon death,the loan will be repaid with proceeds from an insurance policy the Company maintains on the former Chairman and Chief Executive Officer's life. The outstanding principal, included in other assets in the accompanying consolidated balance sheets, at March 30, 2001 and March 31, 2000 was approximately $4,731 and $2,985, respectively. Accrued interest was approximately $243 and $151 at March 30, 2001 and March 31, 2000, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations for fiscal 2001 and 2000 was approximately $193 and $168, respectively. Principal payments for fiscal 2001 and 2000 were approximately $110 and $0, respectively. Interest payments for fiscal 2001 and 2000 were approximately $101 and $163, respectively.


13.  STOCK-BASED COMPENSATION PLANS

     Broad-Based Employee Stock Plan

     Under the Company's Broad-Based Employee Stock Plan, 1,700,000 shares of the Company's common stock are reserved for issuance to nonofficer employees. Grants under this plan are in the form of nonqualified stock options or restricted stock. Options may be granted at prices not less than the fair market value of the common stock on the date such option is granted and are generally exercisable five years from the date of grant. Any option may be exercisable no later than ten years from the date of grant.

     Information regarding this plan is summarized below (share amounts in thousands):



                                                                    Weighted
                                                                     Average
                                                          Shares      Price
                                                        ---------   ---------
    Balance, April 3, 1998..............................     --           --
       Granted..........................................    453        $9.73
       Exercised........................................     --           --
       Forfeited........................................     --           --
                                                        ---------   ---------
    Balance, April 2, 1999..............................    453         9.73
       Granted..........................................     40         8.69
       Exercised........................................     --           --
       Forfeited........................................    (33)        9.03
                                                        ---------   ---------
    Balance, March 31, 2000.............................    460         9.35
       Granted..........................................    828         5.10
       Exercised........................................     --           --
       Forfeited........................................    (70)        7.76
                                                        ---------   ---------
    Balance, March 30, 2001.............................  1,218        $6.55
                                                        =========   =========

     The weighted-average per share fair value of options granted was $4.61, $8.69, and $8.91 in fiscal 2001, 2000, and 1999, respectively. As of March 30, 2001, the range of exercise prices was $2.72 to $14.05 and the weighted-average remaining contractual life of outstanding options was 5.9 years. As of March 30, 2001, approximately 482,000 shares of common stock are available for issuance under the plan.

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

     Information regarding this plan is summarized below (share amounts in thousands):

                                                                    Weighted
                                                                     Average
                                                          Shares      Price
                                                        ---------   ---------

    Balance, April  2, 1999.............................     --           --
       Granted..........................................    575        $9.00
       Exercised........................................     --           --
       Forfeited........................................     --           --
                                                        ---------   ---------
    Balance, March 31, 2000.............................    575         9.00
       Granted..........................................  1,149         4.19
       Exercised........................................     --          --
       Forfeited........................................    (32)        8.34
                                                        ---------   ---------
    Balance, March 30, 2001.............................  1,692        $5.75
                                                        =========   =========


     The weighted-average per share fair value of options granted was $3.92 and $8.60 in fiscal 2001 and 2000, respectively. As of March 30, 2001, the range of exercise prices was $2.59 to $10.87 and the weighted-average remaining contractual life of outstanding options was 7.8 years. As of March 30, 2001, approximately 578,000 shares of common stock are available for issuance under the plan.

     Incentive Stock Option Plan

     Under the Company's qualified 1986 Incentive Stock Option Plan, 6,570,000 shares of the Company's common stock were reserved for sale to officers and key employees. Options may be granted at prices not less than fair market value at the date of grant and are exercisable during periods of up to five years from that date. The exercisability of the options is not subject to future performance.

     Information regarding this plan is summarized below (share amounts in thousands):

                                                                     Weighted
                                                                     Average
                                                          Shares      Price
                                                        ----------   ----------
    Balance, April 3, 1998..............................    113        $3.67
       Granted..........................................     --           --
       Exercised........................................   (110)        3.67
       Forfeited........................................     (3)        3.67
                                                        ----------   ----------
    Balance, April 2, 1999..............................     --        $  --
                                                        ==========   ==========

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of March 30, 2001 and March 31, 2000, there were no remaining outstanding options. This plan has expired and no additional options may be granted.

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

     Information regarding the stock option component of this plan is summarized below (share amounts in thousands):

                                                                     Weighted
                                                                     Average
                                                          Shares      Price
                                                        ----------   ----------
    Balance, April 3, 1998..............................   1,545      $16.19
       Granted..........................................     476       13.27
       Exercised........................................     (66)      13.76
       Forfeited........................................      (5)      16.78
                                                        ----------   ----------
    Balance, April 2, 1999..............................   1,950       14.80
       Granted..........................................      --          --
       Exercised........................................      --          --
       Forfeited........................................      --          --
                                                        ----------   ----------
    Balance, March 31, 2000.............................   1,950       14.80
       Granted..........................................      --          --
       Exercised........................................      --          --
       Forfeited........................................      --          --
                                                        ----------   ----------
    Balance, March 30, 2001.............................   1,950      $14.80
                                                        ==========   ==========

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $13.27 in fiscal 1999. As of March 30, 2001, the range of exercise prices was $5.29 to $28.86 and the weighted-average remaining contractual life of outstanding options was 5.0 years. As of March 31, 2000, there were no remaining shares available for grant under this plan, and the Company does not intend to make additional grants.

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

     The plan also provides for nonqualified stock options or restricted stock to be granted at the full discretion of the Compensation Committee. The exercise price of options granted under this plan may not be less than the fair market value of the Company's common stock on the date of grant; accordingly, no compensation expense is recorded on the date the stock options are granted. The aggregate number of shares of common stock, including shares reserved for issuance pursuant to the exercise of options, which may be granted or issued may not exceed 730,000 shares. No cash or restricted stock was issued during fiscal 2001, 2000, and 1999.

     Information regarding the stock option component of the plan is summarized below (share amounts in thousands):

                                                                     Weighted
                                                                      Average
                                                          Shares       Price
                                                        ----------   ----------

    Balance, April 3, 1998..............................     418       $15.90
       Granted..........................................      --           --
       Exercised........................................      --           --
       Forfeited........................................      --           --
                                                        ----------   ----------
    Balance, April 2, 1999..............................     418        14.83
       Granted..........................................      --           --
       Exercised........................................      --           --
       Forfeited........................................      --           --
                                                        ----------   ----------
    Balance, March 31, 2000.............................     418        14.83
       Granted..........................................      --           --
       Exercised........................................      --           --
       Forfeited........................................     (29)       14.75
                                                        ----------   ----------
    Balance, March 30, 2001.............................     389       $14.83
                                                        ==========   ==========

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of March 30, 2001, the range of exercise prices was $14.75 to $14.88 and the weighted-average remaining contractual life of outstanding options was 4.8 years. As of March 30, 2001, no shares were available for grant under this plan.

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

     Information regarding the stock option component of this plan is summarized below (share amounts in thousands):



                                                                    Weighted
                                                                    Average
                                                         Shares      Price
                                                        ----------   ----------
    Balance, April 3, 1998..............................   124       $15.70
       Granted..........................................   135        13.71
       Exercised........................................    (6)        5.48
       Forfeited........................................    (1)        5.48
                                                        ----------   ----------
    Balance, April 2, 1999..............................   252        13.69
       Granted..........................................    72         9.17
       Exercised........................................    (4)        5.48
       Forfeited........................................    --           --
                                                        ----------   ----------
    Balance, March 31, 2000.............................   320        12.78
       Granted..........................................   123         6.78
       Exercised........................................    --           --
       Forfeited........................................   (43)       13.39
                                                        ----------   ----------
    Balance, March 30, 2001.............................   400       $10.95
                                                        ==========   ==========

     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. The weighted-average per share fair value of options granted was $6.78, $9.17, and $13.71 in fiscals 2001, 2000, and 1999, respectively. As of March 30, 2001, the range of exercise prices was $5.48 to $15.81 and the weighted-average remaining contractual life of outstanding options was 7.6 years. At March 30, 2001, no shares were available for grant under this plan.

     Gulf South's Stock Option Plans

     Under Gulf South's Stock Option Plans of 1997 and 1992, 1,487,500 and 2,275,000 shares, respectively, of common stock have been reserved for grant to key management personnel and to members of the former Board of Directors. The options granted have ten-year terms with vesting periods of either three or five years from either the date of grant or the first employment anniversary date. At March 30, 2001, approximately 898,000 and 1,216,000 shares were available for grant under the 1997 and 1992 plans, respectively. However, shareholder approval must be received for any of the remaining shares to be issued under this plan.

     A summary of the Gulf South's stock option activity and related information is as follows (share amounts in thousands):

                                                                     Weighted
                                                                      Average
                                                          Shares       Price
                                                        ----------   ----------
    Balance, April 3, 1998..............................    2,207      $13.55
       Granted..........................................       --          --
       Exercised........................................     (239)      11.46
       Forfeited........................................      (24)      17.07
                                                        ----------   ----------
    Balance, April 2, 1999..............................    1,944       13.77
       Granted..........................................       --          --
       Exercised........................................     (220)      10.52
       Forfeited........................................     (950)      15.32
                                                        ----------   ----------
    Balance, March 31, 2000.............................      774       12.77
       Granted..........................................       --          --
       Exercised........................................       --          --
       Forfeited........................................      (71)      16.20
                                                        ----------   ----------
    Balance, March 30, 2001.............................      703      $12.43
                                                        ==========   ==========


     All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of March 30, 2001, the range of exercise prices for the 1992 plan was $4.57 to $28.00 and the weighted-average remaining contractual life of outstanding options was 4.9 years. As of March 30, 2001, the range of exercise prices for the 1997 plan was $4.71 to $19.71 and the weighted-average remaining contractual life of outstanding options was 6.5 years.




     Warrants

     The Company granted warrants for 787,500 shares of its common stock on January 2, 1997 at an exercise price of $14.80 in connection with the purchase of Gateway. All of the warrants were exercisable upon the date of grant and expire January 2, 2002. No warrants have been exercised to date.

     Fair Value of Stock Options

     Under SFAS 123, pro forma information regarding net income (loss) and earnings per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method. The fair value of stock options granted has been estimated using a Black-Scholes option pricing model.

    The fair value of PSS' stock options (Broad-Based Employee Stock Plan, Incentive Stock Option Plan, Long-Term Stock Plan, Long-Term Incentive Plans, and Directors' Stock Plan) granted during fiscal 2001, 2000, and 1999 have been estimated based on the following weighted average assumptions: (i) risk-free interest rates ranging from 4.4% to 6.4%; (ii) expected option life ranging from 2 to 7.25 years; (iii) expected volatility of 75.0%, 60.0%, and 56.0%, respectively; and (iv) no expected dividend yield. Using these assumptions, the estimated fair values of options granted for fiscal 2001, 2000, and 1999, were approximately $4,839, $2,842, and $9,091, respectively, and such amounts would be included in compensation expense.

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

     Pro forma net income (loss) and net income (loss) per share for the fiscal years ended 2001, 2000, and 1999, assuming the Company had accounted for the plans under the fair value approach, are as follows (in thousands, except per share data):



                                               2001        2000        1999
                                              ---------  --------    --------
    Net (loss) income:
       As reported..........................  $(36,061)   $20,740     $43,741
       Pro forma............................   (38,965)    19,035      38,287
    Earnings per share:
       As reported:
          Basic.............................    $(0.51)     $0.29       $0.62
          Diluted...........................    $(0.51)     $0.29       $0.61
       Pro forma:
          Basic.............................    $(0.55)     $0.27       $0.54
          Diluted...........................    $(0.55)     $0.27       $0.54

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

     A company acquired in fiscal 1999 sponsored a leveraged employee stock ownership plan ("Tristar ESOP"). The Tristar ESOP was merged into the PSS ESOP effective August 6, 1999, and the note payable to a third party was replaced with financing from the holding company. As a result of the merger, the PSS ESOP became a leveraged ESOP. The supplemental matches for fiscal 2001 and 2000 were $154 and $234, respectively. The Company accounts for the PSS ESOP in accordance with SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the then current market price of the shares, and the shares become outstanding for the earnings per share computation.

     The PSS ESOP owned approximately 2,997,000 and 1,606,000 shares of the Company's common stock at March 30, 2001 and March 31, 2000, respectively. Company contributions to the plan, excluding the supplemental match, were approximately $1,108, $1,417, and $123, for fiscal 2001, 2000, and 1999, respectively, and are made at the discretion of the Company.


    The following presents the PSS ESOP share activity:           2001        2000         1999
                                                               ----------   ---------    --------
    Allocated shares........................................     183,354       89,496      76,972
    Shares released for allocation..........................      34,579       28,201      12,524
    Shares committed to be released.........................          --       65,657          --
    Unreleased shares.......................................      11,795       46,374     140,232
                                                               ----------   ---------    --------
                Total ESOP shares...........................     229,728      229,728     229,728
                                                               ==========   =========    ========
    Fair value of unreleased shares.........................    $     53     $    314    $  1,224
                                                               ==========   =========    ========

     Holdback shares of 11,795 related to the TriStar acquisition will be settled in fiscal 2002. Approximately $154, $690, and $221, of related expense was recognized in fiscal 2001, 2000, and 1999, respectively.

     Employee Stock Purchase Plan

     The Company also has an employee stock purchase plan available to employees with at least one year of service. The plan allows eligible employees to purchase company stock over-the-counter through payroll deductions.

     PSS Deferred Compensation Program

     The Company offers a deferred compensation program (the "Program") to qualified executives, management, and salespeople. The Program, which is an unfunded plan, is comprised of a deferred compensation plan and a stock option program. The Company has purchased life insurance as a means to finance the benefits that become payable under the plan.

     Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation. The Company makes matching contributions of up to 10% to 15% of the participant's deferral. The match contribution ranges from 25% to 125% of the participant's deferral.

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

     Participant contributions are always 100% vested. The Company match and the stock options vest as follows:

                # of Years in the plan            Vesting %
                ----------------------            ---------

                Less than 4 years                    0%
                4 years                             20%
                5 years                             40%
                6 years                             60%
                7 years                             80%
                8 years                            100%
                Death or disability                100%

     After the options are 100% vested, participants can exercise up to 25% of vested options in any calendar year.

     At age 60, or age 55 with 10 years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is $25 or less. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant's vested balance will be distributed in five equal installments, or in a lump sum payment if the vested account balance is $25 or less.

     During fiscal 2001 and 2000, the Company matched approximately $1,186 and $864, respectively, of employee deferrals. At March 30, 2001 and March 31, 2000, approximately $6,400 and $4,696, respectively, is recorded in other long-term assets in the accompanying consolidated balance sheets. In addition, $6,684 and $5,561 of deferred compensation is included in other long-term liabilities in the accompanying consolidated balance sheets at March 30, 2001 and March 30, 2000, respectively.


15.  OPERATING LEASE COMMITMENTS

     The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

     Rent expense approximated $31,529, $26,949 and $19,905, for fiscal 2001, 2000, and 1999, respectively. As of March 30, 2001, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

    Fiscal Year:
       2002.............................................         $25,875
       2003.............................................          21,728
       2004.............................................          15,526
       2005.............................................           9,465
       2006.............................................           5,694
       Thereafter.......................................           8,923
                                                                ---------
                Total...................................         $87,211
                                                                =========

16.  SEGMENT INFORMATION

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

     The following table presents financial information about the Company's business segments (in thousands):




                                     -F-31-



                                                                                 2001         2000         1999
                                                                             ----------   ----------   ----------
    NET SALES:
       Physician Supply Business                                             $  689,444   $  708,759   $  677,360
       Imaging Business                                                         737,907      704,296      526,403
       Long-Term Care Business                                                  367,581      366,574      343,480
       Other (a)                                                                 19,873       24,361       19,924
                                                                             ----------   ----------   ----------
                Total net sales                                              $1,814,805   $1,803,990   $1,567,167
                                                                             ==========   ==========   ==========

    CHARGES INCLUDED IN GENERAL & ADMINISTRATIVE EXPENSE:

       Physician Supply Business                                             $    1,952   $    1,768   $    3,358
       Imaging Business                                                           3,004        5,769        7,981
       Long-Term Care Business                                                   19,849        4,660        3,008
       Other (a)                                                                 14,026        2,044        1,335
                                                                             ----------   ----------   ----------
                Total charges included in general & administrative
                   expenses                                                  $   38,831   $   14,241   $   15,682
                                                                             ==========   ==========   ==========

    (LOSS) INCOME FROM OPERATIONS:
       Physician Supply Business                                             $   17,336   $   32,681   $   42,727
       Imaging Business                                                          (1,404)      20,297       16,305
       Long-Term Care Business                                                  (15,528)      (4,990)      17,186
       Other (a)                                                                (28,295)      (3,279)      (2,365)
                                                                             ----------   ----------   ----------
                Total income from operations                                 $  (27,891)  $   44,709   $   73,853
                                                                             ==========   ==========   ==========

    DEPRECIATION:

       Physician Supply Business                                             $    6,016   $    4,393   $    6,844
       Imaging Business                                                           3,457        3,127        3,614
       Long-Term Care Business                                                    1,862        1,698        1,429
       Other (a)                                                                    617          228          322
                                                                             ----------   ----------   ----------
                Total depreciation                                           $   11,952   $    9,446   $   12,209
                                                                             ==========   ==========   ==========

    AMORTIZATION OF INTANGIBLE ASSETS:

       Physician Supply Business                                             $    1,685   $    1,932   $    2,067
       Imaging Business                                                           8,754        6,327        3,460
       Long-Term Care Business                                                    2,309        2,223        1,762
       Other (a)                                                                    270          360            0
                                                                             ----------   ----------   ----------
                Total amortization of intangible assets                      $   13,018   $   10,842   $    7,289
                                                                             ==========   ==========   ==========

    PROVISION FOR DOUBTFUL ACCOUNTS:

       Physician Supply Business                                             $      968   $    1,241   $    1,627
       Imaging Business                                                             487        3,378          846
       Long-Term Care Business                                                   22,785       11,193        2,485
       Other (a)                                                                     --           --          223
                                                                             ----------   ----------   ----------
                Total provision for doubtful accounts                        $   24,240   $   15,812   $    5,181
                                                                             ==========   ==========   ==========
    INTEREST EXPENSE:

       Physician Supply Business                                             $    1,926   $    2,604   $    1,468
       Imaging Business                                                           9,645        4,067        4,247
       Long-Term Care Business                                                    5,291        4,343        2,219
       Other (a)                                                                  3,532        4,443        3,588
                                                                             ----------   ----------   ----------
                Total interest expense                                       $   20,394   $   15,457   $   11,522
                                                                             ==========   ==========   ==========

    INTEREST AND INVESTMENT INCOME:

       Physician Supply Business                                             $      103   $      172   $       67
       Imaging Business                                                              --           --            2
       Long-Term Care Business                                                       17           92        1,147
       Other (a)                                                                  2,586        1,574        3,516
                                                                             ----------   ----------   ----------
                Total interest and investment income                         $    2,706   $    1,838   $    4,732
                                                                             ==========   ==========   ==========

    (BENEFIT) PROVISION FOR INCOME TAXES:
       Physician Supply Business                                             $    7,411   $   13,103   $   16,604
       Imaging Business                                                          (2,613)      10,744        6,536
       Long-Term Care Business                                                   (7,235)      (2,845)       7,705
       Other (a)                                                                 (5,392)      (1,659)        (905)
                                                                             ----------   ----------   ----------
                Total provision (benefit) for income taxes                   $   (7,829)   $  19,343   $   29,940
                                                                             ==========   ==========   ==========

    CAPITAL EXPENDITURES:
       Physician Supply Business                                             $   15,583   $   13,031   $   15,149
       Imaging Business                                                           4,545        6,838        6,735
       Long-Term Care Business                                                      583        4,631        2,890
       Other (a)                                                                  2,146        2,682           --
                                                                             ----------   ----------   ----------
                Total capital expenditures                                   $   22,857   $   27,182   $   24,774
                                                                             ==========   ==========   ==========


                                                                                 2001         2000
                                                                             ----------   ----------
    ASSETS:
       Physician Supply Business                                             $  225,080   $  243,020
       Imaging Business                                                         324,830      346,073
       Long-Term Care Business                                                  156,581      182,024
       Other (a)                                                                 66,143      102,300
                                                                             ----------   ----------
                Total assets                                                 $  772,634   $  873,417
                                                                             ==========   ==========

   (a) Other includes the holding company and the international subsidiaries.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2001 and 2000. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of business acquisitions, and changes in customer's buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

     Reclassification - EITF 00-10

     During the fourth quarter of fiscal 2001, the Company adopted the provisions of EITF 00-10 (see Note 1, Background and Summary of Significant Accounting Policies, for related discussion). Accordingly, amounts billed to customers for shipping and handling were reclassified to net sales for each of the quarters presented for fiscal 2001 and 2000. In addition, other immaterial amounts were reclassified to conform to the current year presentation.

     Restatements

     During the fourth quarter of fiscal 2001, the Company restated its previously issued consolidated financial statements for the quarters ended June 30, 2000, September 30, 2000, and December 29, 2000.

     As a result of an analysis of the Company's accounts receivable records during the fourth quarter of fiscal 2001, the Company recorded adjustments to reduce sales and accounts receivable by $1.6 million, $1.9 million, and $0.5 million during the first, second, and third quarters of fiscal 2001, respectively.

     In connection with the Company's year end physical inventory procedures, the Company identified a $3.8 million adjustment to cost of goods sold and vendor liabilities, which applies to the second quarter of fiscal 2001.



                                                       Fiscal Year 2000                            Fiscal Year 2001
                                           ------------------------------------------  -----------------------------------------
(In Thousands, Except Per Share Data)         Q1         Q2         Q3         Q4        Q1         Q2         Q3         Q4
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
Pre-Adjustment and Reclassification
Net sales........................          $437,001   $451,001   $462,101   $443,433   $470,213  $444,917   $447,326   $447,613
Cost of goods sold...............           329,774    337,186    347,277    340,642    357,159   340,818    343,672    351,898
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
     Gross profit................           107,227    113,815    114,824    102,791    113,054   104,099    103,654     95,715
General and administrative expenses          58,026     66,625     61,807     91,127     69,765    66,636     94,747     75,380
Selling expenses.................            27,323     28,236     30,084     30,720     29,378    28,648     28,479     28,651
International Business Exit Charge               --         --         --         --         --        --     14,917         --
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
     Operating income (loss).....            21,878     18,954     22,933    (19,056)    13,911     8,815    (34,489)    (8,316)
Other income (expense)
     Interest expense............            (3,511)    (2,862)    (4,074)    (5,007)    (5,035)   (4,687)    (4,673)    (5,999)
     Interest and investment income             451        477        391        516        700       561        547        898
     Other income................             1,058      7,293      1,551        533        812       715        567       (405)
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
                                             (2,002)     4,908     (2,132)    (3,958)    (3,523)   (3,411)    (3,559)    (5,506)
Income (loss) before provision for
income taxes and cumulative effect of
accounting change................            19,878     23,862     20,801    (23,014)    10,388     5,404    (38,048)   (13,822)
Provision (benefit) for income taxes          8,191     9,563       8,881      7,294      4,764     2,908    (8,307)     (4,154)
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
Income (loss) before cumulative effect
of accounting change.............            11,685     14,299     11,920    (15,720)     5,624     2,496    (29,741)    (9,668)
Cumulative effect of accounting change       (1,444)        --         --         --         --        --         --         --
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
     Net income (loss)...........            10,241     14,299     11,920    (15,720)     5,624     2,496    (29,741)    (9,668)
                                           =========  =========  =========  =========  ========= ========   =========  =========
Earnings per share - Basic and Diluted:
     Income (loss) before cumulative
     effect of accounting change.             $0.16      $0.20      $0.17     $(0.22)     $0.08     $0.04     $(0.42)    $(0.14)
     Cumulative effect of accounting
     change                                   (0.02)     --         --         --         --        --         --         --
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
     Net income (loss)...........             $0.14      $0.20      $0.17     $(0.22)     $0.08     $0.04     $(0.42)    $(0.14)
                                           =========  =========  =========  =========  ========= ========   =========  =========


                                                       Fiscal Year 2000                            Fiscal Year 2001
                                           ------------------------------------------  -----------------------------------------
(In Thousands, Except Per Share Data)         Q1         Q2         Q3         Q4        Q1         Q2         Q3         Q4
                                           ---------  ---------  ---------  ---------  --------- --------   ---------  ---------
Reclassifications:

EITF 00-10 Reclassification
   Net sales increase............            $1,336     $2,515     $3,254     $3,349   $3,078      $3,096     $2,573         --
   Cost of goods sold increase
      (decrease).................               186       (116)       132         98      203           6        833         --
   G&A expenses increase.........             1,150      2,631      3,122      3,251    2,875       3,090      1,740         --

Restatements:
   Net sales decrease............                                                      (1,643)     (1,863)      (505)        --
   Cost of goods sold increase...                                                          --       3,801         --         --
   Benefit from income taxes increase                                                    (639)     (2,204)      (197)        --

                                                                                       --------- ---------  ---------  ---------
Net loss                                                                              $(1,004)    $(3,460)   $  (308)        --
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
 Earnings per share - Basic and Diluted:      --         --         --         --      $(0.01)    $(0.05)        --          --
                                           =========  =========  =========  =========  ========= =========  =========  =========


(In Thousands, Except Per Share Data)         Q1         Q2         Q3         Q4        Q1         Q2         Q3         Q4
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
Final Adjusted and Reclassified                                                       (restated)(restated) (restated)
Net sales........................          $438,337   $453,516   $465,355   $446,782   $471,648  $446,150   $449,394   $447,613
Cost of goods sold...............           329,960    337,070    347,409    340,739    357,362   344,625    344,505    351,898
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
     Gross profit................           108,377    116,446    117,946    106,043    114,286   101,525    104,889     95,715
General and administrative expenses          59,176     69,256     64,929     94,380     72,640    69,726     96,487     75,380
Selling expenses.................            27,323     28,236     30,084     30,719     29,378    28,648     28,479     28,651
International business exit charge               --         --         --         --         --        --     14,917         --
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
     Operating income (loss).....            21,878     18,954     22,933    (19,056)    12,268     3,151    (34,994)    (8,316)
Other income (expense)
     Interest expense............            (3,511)    (2,862)    (4,074)    (5,010)    (5,035)   (4,687)    (4,673)    (5,999)
     Interest and investment income             451        477        391        519        700       561        547        898
     Other income................             1,058      7,293      1,551        535        812       715        567       (405)
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
                                             (2,002)     4,908     (2,132)    (3,956)    (3,523)   (3,411)    (3,559)    (5,506)
Income (loss) before provision for
   income taxes and cumulative
   effect of accounting change...            19,876     23,862     20,801    (23,014)     8,745      (260)   (38,553)   (13,822)
Provision  (benefit) for income taxes         8,191      9,563      8,881      7,294      4,125       704     (8,504)    (4,154)
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
Income (loss) before cumulative
   effect of accounting change...           11,685     14,299     11,920    (15,720)     4,620      (964)   (30,049)    (9,668)
Cumulative effect of accounting
   change                                   (1,444)        --         --         --         --        --         --         --
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
     Net income (loss)...........           10,241     14,299     11,920    (15,720)     4,620      (964)   (30,049)    (9,668)
                                           =========  =========  =========  =========  ========= =========  =========  =========

Earnings per share - Basic and
   Diluted:
   Income (loss) before cumulative
      effect of accounting change             $0.16      $0.20      $0.17     $(0.22)     $0.06    $(0.01)    $(0.42)    $(0.14)
   Cumulative effect of accounting
      change                                  (0.02)     --         --         --         --        --         --         --
                                           ---------  ---------  ---------  ---------  --------- ---------  ---------  ---------
   Net income (loss).............             $0.14      $0.20      $0.17     $(0.22)     $0.06    $(0.01)    $(0.42)    $(0.14)
                                           =========  =========  =========  =========  ========= =========  =========  =========


18.      COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to continue salary payments and provide insurance for a period ranging from 3 to 12 months for certain executives and to repurchase a portion or all of the shares of common stock held by the executives upon their demand at the fair market value at the time of repurchase. The period of salary and insurance continuation and the level of stock repurchases are based on the conditions of the termination or resignation.

     During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan. Refer to Note 3, Charges included in General and Administrative Expenses for further discussion.

     During the second quarter of fiscal 2000, the Company received approximately $6.5 million relating to a favorable medical x-ray film antitrust settlement claim. The amount is classified as other income in the accompanying consolidated statement of operations.

     The Company, through its Gulf South Medical Supply subsidiary, Physician Sales & Service subsidiary and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Illinois, Massachusetts and California, while Federal and/or Federal multi-district litigation is present in Washington, Georgia, Indiana, New Hampshire, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceeding.

     The Company and certain of its current officers and directors were named as defendants in a purported securities class action lawsuit filed on or about May 28, 1998. The allegations are based upon a decline in the Company's stock price following announcements by the Company in May 1998 regarding the Gulf South merger, which resulted in earnings below analyst's expectations. The defendants' motion to dismiss the complaint was granted by order dated February 9, 2000. Plaintiffs filed an amended complaint on March 15, 2000. Defendants' motion to dismiss, filed May 1, 2000, is still pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. However, the lawsuit is in the earliest stages, and there can be no assurance that this litigation will ultimately be resolved on terms that are favorable to the Company.

     Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability. Other than discussed above, the Company has not experienced any significant product liability claims and maintains product liability insurance coverage. In addition, the Company is also a party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, management, after consultation with its outside legal counsel, believes that the outcome of any proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

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



19.  ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

     On March 27, 1995, the Company signed a Distribution Agreement with Abbott Laboratories providing for the exclusive distribution of certain Abbott diagnostic products. The Abbott Agreement, effective April 1, 1995, had a five-year term. Simultaneous with the closing of the Abbott Agreement, Abbott purchased 825,000 unregistered, restricted shares of PSS common stock. A three-year irrevocable proxy to the PSS Board of Directors and a perpetual stand still agreement were provided by Abbott in the Stock Purchase Agreement.

     On December 1, 2000, the Company renewed the Distribution Agreement with Abbott Laboratories for an additional term of 3 years.


20.  SUBSEQUENT EVENTS

     Subsequent to year-end, the Company sold its International Business, to the then management of the European operations, in the first quarter of fiscal 2002. The Company believes that no further losses related to exit activities will be recorded.

     On May 24, 2001, the Company refinanced its existing Amended Credit Agreement with a Credit Facility (refer to Note 9, Long-Term Debt and Capital Lease Obligations).




                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED APRIL 2, 1999, MARCH 31, 2000, AND MARCH 30, 2001

                             (Dollars in Thousands)




                                                                       Additions
                                                                ------------------------
                                                   Balance      Provision
                                                     at          Charged     Transfers                    Balance
              Valuation Allowance for             Beginning        to          From                      at End of
              Accounts Receivable                 of Period      Expense    Acquisitions   Write-offs     Period
-----------------------------------------------   ----------   -----------  ------------   ----------   -----------

Year ended April 2, 1999                              9,990     4,181             332          7,585         6,918
Year ended March 31, 2000                             6,918    14,312              --         10,391        10,839
Year ended March 30, 2001                            10,839    23,073              --         16,341        17,571


                                                                       Additions
                                                                ------------------------
                                                   Balance      Provision
                                                     at          Charged     Transfers                    Balance
              Valuation Allowance for             Beginning        to          From                      at End of
              Notes Receivable                    of Period      Expense    Acquisitions   Write-offs     Period
-----------------------------------------------   ----------   -----------  ------------   ----------   -----------

Year ended April 2, 1999                                --       1,000             --             --        1,000
Year ended March 31, 2000                            1,000       1,500             --            921        1,579
Year ended March 30, 2001                            1,579       1,167             --          1,575        1,171


                                                                       Additions
                                                                ------------------------
                                                   Balance      Provision
                                                     at          Charged     Transfers                    Balance
              Gulf South Operational              Beginning        to          From                      at End of
                Tax Charge Reserve                of Period      Expense    Acquisitions   Write-offs     Period
-----------------------------------------------   ----------   -----------  ------------   ----------   -----------

Year ended April 2, 1999                             6,227         801          1,019          5,136        2,911
Year ended March 31, 2000                            2,911         499             --            141        3,269
Year ended March 30, 2001                            3,269       2,070             --             --        5,339


                                                                Charged
                                                                   To
                                                   Balance      General
                                                     at            &                        Balance
              Valuation Allowance for             Beginning      Admin.                    at End of
              Inventory Obsolescence              of Period      Expense    Utilizations    Period
-----------------------------------------------   ----------   -----------  ------------   ----------

Year ended April 2, 1999                             9,492          --          1,646          7,846
Year ended March 31, 2000                            7,846     (1,221)            496          6,129
Year ended March 30, 2001                            6,129        (749)           992          4,388




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 30, 2001 for its fiscal 2001 Annual Meeting of Shareholders under the caption "Directors and Executive Officers of the Registrant."


Item 11. Executive Compensation

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 30, 2001 for its fiscal 2001 Annual Meeting of Shareholders under the caption "Executive Compensation."


Item 12. Security Ownership of Certain Beneficial Owners

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 30, 2001 for its fiscal 2001 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Certain Stockholders" and "Stock Ownership of Directors and Officers."


Item 13. Certain Relationships and Related Transactions

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by July 30, 2001 for its fiscal 2001 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions."

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Registration Statement:

         1.   Consolidated Financial Statements

     Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Consolidated Financial Statements included therein.

         2.   Supplementary Data

     Refer to Item 8 "Financial Statements and Supplementary Data" for a listing of the Supplementary Data included therein.

Exhibit
Number          Description
----------      ----------------------------------------------------------------

3.1 Amended and Restated Articles of Incorporation, dated as of March 15, 1994, as amended.(12)

3.2       Amended and Restated Bylaws, dated as of March 15, 1994.(3)

4.1 Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(4)

4.1a Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named therein and SunTrust Bank
          (formerly known as SunTrust Bank, Central Florida, National Association), as Trustee. (11)

4.2 Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salomon Brothers Inc. and NationsBanc Montgomery Securities, Inc.(4)

4.3 Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(4)

4.4 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(13)

4.4a Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.(10)

10.1      Incentive Stock Option Plan, dated as of May 14, 1986.(1)

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

10.10 Amended and Restated Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(8)

10.10a First Amendment to the Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(8)

10.11 Agreement and Plan of Merger, dated as of December 14, 1997, by and among the Company, PSS Merger Corp. and Gulf South Medical Supply, Inc.(5)

10.12 Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America,, N.A., as Agent, and Banc of America Securities LLC, as Arranger.(15)

10.13 Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.

10.13a Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David A. Smith.

10.14 Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr.

10.14a Amendment to Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr.

10.15 Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E. Dell.

10.16 Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A. Zambetti.

10.17 Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly.

21.1      List of subsidiaries of the Company.


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

(2)      Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.

(3)      Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.

(4)      Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.

(5)      Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.

(6)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal ended March 30, 1995.

(7)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(9)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(10)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(11)     Incorporated by Reference to the Company's Quarterly Report on From 10-Q for the quarterly period ended December 29, 2000.

(12)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.

(13)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.

(14)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 5, 2001.


(b) Reports on Form 8-K

     The following current reports on Form 8-K were filed during the quarter ended March 30, 2001:

    ------------------ --------------------------------------------------------
    Date of Report     Items Reported
    ------------------ --------------------------------------------------------
    January 12, 2001   Announcing the terms of the Amended and Restated
                       Credit Agreement, dated as of December 28, 2000
    ------------------ --------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 27, 2001.

                      PSS WORLD MEDICAL, INC.

                      By:                  /s/ David A. Smith
                               --------------------------------------------
                               David A. Smith
                               President and Chief Financial Officer

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



          Signatures             Title                                                      Date
          ----------             -----                                                      ----

   /s/ Clark A. Johnson
-------------------------------                                                         June 25, 2001
       Clark A. Johnson          Chairman of the Board of Directors

   /s/ David A. Smith
-------------------------------  President, Chief Financial Officer, and Director       June 25, 2001
        David A. Smith           (Principal Financial Officer)

   /s/ Hugh M. Brown
-------------------------------                                                         June 25, 2001
         Hugh M. Brown           Director

   /s/ T. O'Neal Douglas
-------------------------------                                                         June 25, 2001
       T. O'Neal Douglas         Director

   /s/ Melvin L. Heckman
-------------------------------                                                         June 25, 2001
       Melvin L. Heckman         Director

   /s/ Delores Kesler
-------------------------------  Director                                               June 25, 2001
        Delores Kesler

   /s/ Charles R. Scott
-------------------------------                                                         June 25, 2001
       Charles R. Scott          Director

   /s/ Donna Williamson
-------------------------------                                                         June 25, 2001
       Donna Williamson          Director


Exhibit 23.1


                  CONSENT OF INDEPENDENT CERTIFIED ACCOUNTANTS






As independent certified public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File Nos. 33-80657, 33-90464, 333-15043, 333-64185, 33-85004, 33-97756, 33-99046, 33-97754, 333-30427, 333-64187,
333-50526, and 333-58272.




/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP




Jacksonville, Florida
June 26, 2001