Form 10-Q
period 2001-06-29
PSS WORLD MEDICAL INC
filed 2001-08-13
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 29, 2001
                                            -------------

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

                                 [X] Yes [ ] No

         As of August 10, 2001 a total of 71,071,025 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                  June 29, 2001


                                TABLE OF CONTENTS



                                                                                                             PAGE
ITEM

       Information Regarding Forward-Looking Statements..............................................          3

                                      PART I - FINANCIAL INFORMATION

1. Financial Statements
       Condensed Consolidated Balance Sheets - June 29, 2001 and March 30, 2001......................          4
       Condensed Consolidated Income Statements for the Three Months Ended June 29, 2001 and June 30, 2000     5
       Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 29, 2001 and June       6
           30, 2000..................................................................................
       Notes to Condensed Consolidated Financial Statements - June 29, 2001 and June 30, 2000........          7
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............         17
3. Quantitative and Qualitative Disclosures About Market Risk........................................         24

                                       PART II - OTHER INFORMATION

1. Legal Proceedings.................................................................................         25
2. Change in Securities and Use of Proceeds..........................................................         25
3. Defaults Upon Senior Securities...................................................................         25
4. Submission of Matters to a Vote of Security Holders...............................................         25
5. Other Information.................................................................................         25
6. Exhibits and Reports on Form 8-K..................................................................         25

SIGNATURES...........................................................................................         28

                              CAUTIONARY STATEMENTS
   Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's Annual Report on Form 10-K and in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include (a) the ability of the Company to successfully implement its business plan; (b) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (c) competitive factors; (d) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (d) changes in labor, equipment and capital costs;
(e) changes in regulations affecting the Company's business; (f) future acquisitions or strategic partnerships; and (g) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                                                                               June 29,            March 30,
                                                                                                 2001                 2001
                                                                                           ------------------   -----------------
                                                                                              (Unaudited)
                                               ASSETS
          Current Assets:
             Cash and cash equivalents..................................................    $    28,336          $    34,374
             Marketable securities......................................................            264                  314
             Accounts receivable, net...................................................        229,598              236,846
             Inventories, net...........................................................        162,376              154,725
             Employee advances..........................................................            359                  478
             Prepaid expenses and other.................................................         51,443               60,633
                                                                                           ------------------   -----------------
                     Total current assets...............................................        472,376              487,370

          Property and equipment, net...................................................         78,141               76,247
          Other Assets:
             Goodwill ..................................................................        163,879              163,879
             Intangibles................................................................         18,317               19,573
             Employee advances..........................................................            527                  524
             Other......................................................................         16,780               25,041
                                                                                           ------------------   -----------------
                     Total assets.......................................................     $  750,020           $  772,634
                                                                                           ==================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Accounts payable...........................................................     $  146,944           $  119,238
             Accrued expenses...........................................................         31,354               39,234
             Current maturities of long-term debt and capital lease obligations.........            124                1,752
             Other......................................................................          9,188               10,855
                                                                                           ------------------   -----------------
                     Total current liabilities..........................................        187,610              171,079
          Long-term debt and capital lease obligations, net of current portion..........        147,379              190,040
          Other.........................................................................          8,117                7,213
                                                                                           ------------------   -----------------
                     Total liabilities..................................................        343,106              368,332
                                                                                           ------------------   -----------------

          Shareholders' Equity:
             Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
                 issued and outstanding.................................................             --                   --
             Common stock, $.01 par value; 150,000,000 shares authorized, 71,071,025 and
                 71,077,236 shares issued and outstanding at June 29, 2001 and March 30,
                 2001, respectively.....................................................            711                  711
             Additional paid-in capital.................................................        348,623              348,701
             Retained earnings..........................................................         57,580               54,890
                     Total shareholders' equity.........................................        406,914              404,302
                                                                                           ------------------   -----------------
                     Total liabilities and shareholders' equity.........................     $  750,020           $  772,634
                                                                                           ==================   =================

 The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)





                                                       Three Months Ended
                                              ----------------------------------------
                                                  June 29, 2001       June 30, 2000
                                              -------------------  -------------------


Net sales..................................   $    446,740         $    471,648
Cost of goods sold.........................        344,996              357,362
                                              -------------------  -------------------
      Gross profit.........................        101,744              114,286

General and administrative expenses........         68,461               72,640
Selling expenses...........................         26,499               29,378
International business exit charge reversal           (514)                  --
                                              -------------------  -------------------
      Income from operations...............          7,298               12,268
                                              -------------------  -------------------

Other income (expense):
      Interest expense.....................         (4,251)              (5,035)
      Interest and investment income.......            238                  700
      Other income.........................            946                  812
                                              -------------------  -------------------
                                                    (3,067)              (3,523)
                                              -------------------  -------------------


Income before provision for income taxes...          4,231                8,745
Provision for income taxes.................          1,541                4,125
                                              -------------------  -------------------
Net income.................................   $      2,690         $      4,620
                                              ===================  ===================

Earnings per share - Basic:
   Net income..............................   $       0.04         $       0.06
                                              ===================  ===================

Earnings per share - Diluted:
   Net income..............................   $       0.04         $       0.06
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


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                          Three Months Ended
                                                                                  ------------------------------------
                                                                                    June 29, 2001      June 30, 2000
                                                                                  ------------------  ----------------

Cash Flows From Operating Activities:
   Net income.................................................................       $    2,690         $    4,620
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...........................................................            2,836              2,390
       Amortization of intangible assets......................................            1,455              3,084
       Amortization of debt issuance costs....................................              689                201
       Provision for doubtful accounts........................................            1,590              1,484
       International Business exit charge reversal............................             (514)                --
       Gain on sale of fixed assets...........................................               13                  7
       Changes in operating assets and liabilities, net of effects from business acquisitions:
          Accounts receivable.................................................            3,039             (1,529)
          Inventories, net....................................................          (10,494)            12,377
          Prepaid expenses and other current assets...........................            9,051             (3,142)
          Other assets........................................................            7,370             (3,469)
          Accounts payable, accrued expenses, and other liabilities...........           25,410             (3,135)
                                                                                  ------------------ -----------------
              Net cash provided by operating activities.......................           43,135             12,888
                                                                                  ------------------ -----------------

Cash Flows From Investing Activities:
    Proceeds from sales and maturities of marketable securities...............               50                 --
    Proceeds from sales of property and equipment.............................               46                  8
    Capital expenditures......................................................           (6,108)            (4,407)
    Proceeds from sale of International Business..............................              222                 --
    Payments on noncompete agreements.........................................             (729)              (168)
                                                                                  ------------------ -----------------
              Net cash used in investing activities...........................           (6,519)            (4,567)
                                                                                  ------------------ -----------------

Cash Flows From Financing Activities:
    Proceeds from borrowings..................................................           25,052                 43
    Repayment of borrowings...................................................          (67,702)           (27,074)
    Other.....................................................................               (4)               126
              Net cash used in financing activities...........................          (42,654)           (26,905)
                                                                                  ------------------ -----------------

Net decrease in cash and cash equivalents.....................................           (6,038)           (18,584)

Cash and cash equivalents, beginning of period................................           34,374             60,414
                                                                                  ------------------ -----------------
Cash and cash equivalents, end of period......................................        $  28,336          $  41,830
                                                                                  ================== =================


 The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JUNE 29, 2001 AND JUNE 30, 2000
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




NOTE 1 - BASIS OF PRESENTATION

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 94 service centers to customers in all 50 states.

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

     The condensed consolidated balance sheet as of March 30, 2001 has been derived from the Company's audited consolidated financial statements for the year ended March 30, 2001. The financial statements and related notes included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 30, 2001.

     The Company operates on a thirteen week quarter which ends on the Friday closest to each calendar quarter end.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the poolings-of-interests method. The Company will apply the provisions of SFAS 141 to future acquisitions.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company is currently in the process of performing the first step of the transitional goodwill impairment test, which will be completed during the second quarter. Therefore, the Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. Refer to Note 5, Intangibles for further discussion relating to the adoption of the Statement.


NOTE 2 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     In addition to normal general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes unusual charges included as components of general and administrative expenses in the accompanying consolidated income statements:

                                                 Three Months Ended
                                           -------------------------------
                                           June 29, 2001    June 30, 2000
                                           --------------  ---------------

Merger costs and expenses............       $       541    $       1,575
Restructuring costs and expenses.....               494            1,240
Operational tax charge...............              (451)              --
Other................................                 8              786
                                           --------------  ---------------
                                            $       592    $       3,601
                                           ==============  ===============

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

     Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three months ended June 29, 2001 and June 30, 2000, the Company expensed $776 and $1,271 respectively, related to the Retention Plans.

     In addition, the Company has recorded merger costs and expenses that primarily related to branch shutdown and lease termination costs. For the three months ended June 29, 2001 and June 30, 2000, the Company recorded $36 and $304, respectively, of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended June 29, 2001, the Company reversed $271 of merger costs and expenses, which primarily related to lease termination expenses not incurred as previously expected. Refer to Note 3, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

     Restructuring Costs and Expenses

     The Company has recorded restructuring costs and expenses primarily related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended June 29, 2001 and June 30, 2000, the Company recorded $505 and $1,240, respectively, of restructuring costs as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended June 29, 2001, the Company reversed $11 of restructuring costs.

     Operational Tax Charge

     During the three months ended June 29, 2001, the Company performed an analysis and reversed $451 of a previously recorded operating tax charge reserve.

     Other

     During the three months ended June 29, 2001 and June 30, 2000, the Company incurred $8 and $692, respectively, primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternatives process and severance costs. In addition, during the three months ended June 30, 2000, the Imaging Business incurred $94 of professional fees for acquisitions not consummated.


NOTE 3 - ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

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

     As part of the integration plans, certain costs are recognized at the date in which a plan is formalized and adopted by management (commitment date). These costs are generally related to employee terminations and relocation, lease terminations, and branch shutdown. In addition, there are certain costs that do not meet the criteria for accrual at the commitment date and are expensed as the plan is implemented (refer to Note 2, Charges Included in General and Administrative Expenses). Involuntary employee termination costs are employee severance costs and termination benefits. Lease termination costs are lease cancellation fees and forfeited deposits. Branch shutdown costs include costs related to facility closure costs. Employee relocation costs are moving costs of employees of an acquired company in transactions accounted for under the purchase method of accounting.

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying condensed consolidated balance sheets, were $29 and $294 at June 29, 2001 and March 30, 2001, respectively. The discussion of the accrued merger costs and expenses below summarize the significant and nonsignificant integration plans adopted by management for business combinations accounted for under the purchase method of accounting and pooling-of-interests method of accounting. Integration plans are considered to be significant if the charge recorded to establish the accrual is in excess of 5% of consolidated pretax income.

     Significant Pooling-of-Interests Business Combination Plan

     The Company formalized and adopted an integration plan in December 1997 to integrate the operations of S&W X-Ray, Inc. with Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"). As of June 29, 2001, all of the employees have been terminated and all of the seven identified distribution facilities have been shut down, and all costs related to the merger plan had been incurred. During the three months ended June 29, 2001, $16 of lease expense was charged against the accrual leaving no remaining accrual.

     Nonsignificant Purchase Business Combination Plans

     The Imaging Business acquired South Jersey X-Ray, Inc. in October 1998, and management formalized and adopted an integration plan during the three months ended June 30, 1999 to integrate the operations of the acquired company. All costs related to the merger plan had been incurred at March 30, 2001. During the three months ended June 29, 2001, $10 of lease expense was charged against the accrual and the Company reversed approximately $235 of merger costs and expenses previously established under prior plans, all of which related to lease termination costs.

     Summary of Accrued Restructuring Costs and Expenses

     As a result of the impact of the merger with Gulf South Medical Supply, Inc. ("Gulf South" or the "Long-Term Care Business") and to improve customer service, reduce costs, and improve productivity and asset utilization, the Company decided to realign and consolidate its operations. Accordingly, the Company adopted a restructuring plan during the first quarter of fiscal 1999 related to Gulf South ("Plan B").

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

     Accrued restructuring costs and expenses related to Plans B, C, and E, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $2,484 and $3,715 at June 29, 2001 and March 30, 2001, respectively. The following is a summary of the restructuring plan activity for the three months ended June 29, 2001:

                                     Involuntary
                                       Employee        Lease
                                     Termination    Termination
                                        Costs          Costs          Total
                                     ------------- -------------- --------------
Balance at March 30, 2001......      $                  $   379     $    3,715
                                            3,336
     Adjustments...............               (11)           --            (11)
     Utilized..................            (1,122)          (98)        (1,220)
                                     ------------- -------------- --------------
Balance at June 29, 2001.......      $      2,203       $   281     $    2,484
                                     ============= ============== ==============

     Plans B and C

     As of December 31, 1999, all of the six locations had been shut down and all employees were terminated as a result of Plan B. As of March 31, 2000, all employees scheduled to be terminated had been terminated as a result of Plan C. Approximately $54 and $227 of lease termination payments remain accrued at June 29, 2001 related to Plans B and C, respectively, for which payments will extend through fiscal 2002.

     Plan E

     Accrued restructuring costs and expenses related to Plan E at June 29, 2001 were approximately $2,203, all of which relates to involuntary employee terminations. As of June 29, 2001, 28 employees had been terminated under the plan. Payments related to Plan E will extend through fiscal 2004.


Note 4 - International Business Exit Charge

     During the quarter ended December 29, 2000, management adopted, and the Board of Directors approved, a plan for divesting the Company's European operations. Management's primary consideration for this decision was that the European operations are outside the core United States business segments, making effective management difficult and resulting in lower than expected operating performance for the past several years. The net assets held for disposal consisted of the operating assets of the European operations less outstanding liabilities, and were valued at the lower of aggregate fair value less costs incurred for sale. During the quarter ended December 29, 2000, the Company recorded $14.9 million as an International Business exit charge. The Company consummated the sale of the German operations on April 6, 2001 and the Belgium operations on May 20, 2001. Proceeds received consisted of approximately $222 and a note receivable of $400 from the sale of the common stock of these entities. Upon completion of the transactions, the Company recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the operations.

     During the quarters ended June 29, 2001 and June 30, 2000, the European operations reported the following results through the date of sale:

                                                       Three Months Ended
                                                ------------------------------------
                                                   June 29, 2001      June 30, 2000
                                                -------------------  ---------------

Net sales..................................            $   431          $   5,051
Cost of goods sold.........................                295              3,355
                                                -------------------  ---------------
      Gross profit.........................                136              1,696

Selling, general and administrative expenses                66              1,858
International Business exit charge reversal               (514)                --
                                                -------------------  ---------------
      Operating income (loss)..............                584               (162)

Interest expense (external)................                (14)               179
Interest expense (intercompany)............                 --               (600)
                                                -------------------  ---------------
                                                           (14)              (421)
                                                -------------------  ---------------

Income before provision for income taxes...                570               (583)
Provision for income taxes.................                 --                 26
                                                -------------------  ---------------
      Net income (loss)....................            $   570          $    (609)
                                                ===================  ===============

NOTE 5 - INTANGIBLES

     The Company adopted SFAS 142, Goodwill and Other Intangibles, effective March 31, 2001. In connection with the adoption of SFAS 142, the Company has discontinued amortizing goodwill. During the quarter ended June 29, 2001, there was no change in the carrying amount of goodwill.

     The following table summarizes, by business segment and major asset class, the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization:

                                                  As of March 30, 2001
                                        ----------------------------------------
                                            Gross
                                          Carrying      Accumulated
                                           Amount      Amortization     Net
                                        ------------   -------------   ---------

  Non-Competition Agreements:.....
     Physician Supply Business....        $    5,432   $  (3,953)      $  1,479
     Imaging Business.............            22,662      (8,615)        14,047
     Long-Term Care Business......             1,570        (685)           885
                                        ------------   -------------   ---------
                                              29,664     (13,253)        16,411
                                        ------------   -------------   ---------
  Signing Bonuses:
     Physician Supply Business....             1,210        (964)           246
     Imaging Business.............             3,325      (1,881)         1,444
     Long-Term Care Business......               221        (125)            96
                                        ------------   -------------   ---------
                                               4,756      (2,970)         1,786
                                        ------------   -------------   ---------
  Customer Lists:
     Physician Supply Business....             2,956      (1,580)         1,376
     Imaging Business.............                 -           -              -
     Long-Term Care Business......                 -           -              -
                                        ------------   -------------   ---------
                                               2,956      (1,580)         1,376
                                        ------------   -------------   ---------

         Total                             $  37,376   $  (17,803)     $ 19,573
                                        ============   =============   =========

     The Company has reassessed the useful lives of the existing intangible assets summarized above and determined that they are appropriate in determining amortization expense. Total amortization expense for the quarter ended June 29, 2001 and June 30, 2000 was $1,455 and $3,084, respectively. The estimated amortization expense for the next five fiscal years are as follows:


               Fiscal 2002..........................        $    5,294
               Fiscal 2003..........................             4,320
               Fiscal 2004..........................             3,430
               Fiscal 2005..........................             2,206
               Fiscal 2006..........................               853
                                                           -----------
                   Total............................        $   16,103
                                                           ===========

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented.

                                                       Three Months Ended
                                                ------------------------------------
                                                   June 29, 2001      June 30, 2000
                                                -------------------  ---------------

   Net income, as reported...................     $     2,690           $     4,620
   Goodwill amortization, net of tax.........              --                 1,460
                                                -------------------  ---------------
   Adjusted Net income.......................     $     2,690           $     6,080
                                                ===================  ===============

   Basic and Diluted EPS, as reported........           $0.04                 $0.06
   Goodwill amortization, net of tax.........              --                  0.03
                                                -------------------  ---------------
   Basic and Diluted EPS, adjusted...........           $0.04                 $0.09
                                                ===================  ===============


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus direct adjustments to shareholders' equity. The following details the components of comprehensive income for the periods presented:

                                                     Three Months Ended
                                               -----------------------------
                                               June 29, 2001   June 30, 2000
                                               -------------   -------------

Net income..............................        $   2,690      $   4,620

Other comprehensive (expense) income, net of tax:
    Foreign      currency      translation             --            161
    adjustment................
    Unrealized loss on available for sale
    security                                           --         (1,507)
                                               -------------   -------------
Comprehensive income....................        $   2,690      $   3,274
                                               =============   =============


NOTE 7 - EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):


                                                   Three Months Ended
                                               -----------------------------
                                               June 29, 2001   June 30, 2000
                                               -------------   -------------


Net income...............................         $  2,690      $  4,620
                                               =============   =============

 Earnings per share - Basic:
   Net income............................            $0.04          $0.06
                                               =============   =============

 Earnings per share - Dilutive:
   Net income............................            $0.04          $0.06
                                               =============   =============

Weighted average shares outstanding:
   Common shares.........................          71,201           71,128
   Assumed exercise of stock options.....             300              123
                                               -------------   -------------
   Diluted shares outstanding............          71,501           71,251
                                               =============   =============


NOTE 8 - SEGMENT INFORMATION

     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include the Physician Sales & Service division (the "Physician Supply Business"), Diagnostic Imaging, Inc., Gulf South Medical Supply, Inc., and the Other segment that combines WorldMed International, Inc. ("WorldMed Int'l") with corporate and back office operations.

     The Physician Supply Business is a distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians in the United States. DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate-care markets in the United States. Gulf South is a distributor of medical supplies and other related products to the long-term care market in the United States. WorldMed Int'l along with WorldMed, Inc. managed and developed PSS' European medical equipment and supply distribution market. During the quarter ended June 29, 2001, the Company sold its European operations.


     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments (in thousands):


                                                              Three Months Ended
                                                        -----------------------------
                                                        June 29, 2001   June 30, 2000
                                                        -------------   -------------

NET SALES:
   Physician Supply Business.......................      $   171,343     $   177,937
   Imaging Business................................          179,608         196,426
   Long-Term Care Business.........................           95,358          92,234
   Other...........................................              431           5,051
                                                        -------------   -------------
       Total net sales.............................      $   446,740     $   471,648
                                                        -------------   -------------

CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE
   EXPENSES:
   Physician Supply Business.......................      $       145     $        75
   Imaging Business................................               13           1,170
   Long-Term Care Business.........................               89             387
   Other...........................................              345           1,969
                                                        -------------   -------------
       Total charges included in general and
               administrative expenses.............      $       592     $     3,601
                                                        -------------   -------------

INCOME (LOSS) FROM OPERATIONS:
   Physician Supply Business.......................      $     5,735     $    11,333
   Imaging Business................................              107           2,107
   Long-Term Care Business.........................            1,773           1,789
   Other...........................................             (317)         (2,961)
                                                        -------------   -------------
       Total income (loss) from operations.........      $     7,298     $    12,268
                                                        -------------   -------------

DEPRECIATION:
   Physician Supply Business.......................      $     1,145     $     1,009
   Imaging Business................................            1,097             813
   Long-Term Care Business.........................              462             461
   Other...........................................              132             107
                                                        -------------   -------------
       Total depreciation..........................      $     2,836     $     2,390
                                                        -------------   -------------

AMORTIZATION OF INTANGIBLE ASSETS:
   Physician Supply Business.......................      $       234     $       428
   Imaging Business................................            1,117           2,005
   Long-Term Care Business.........................              104             560
   Other...........................................               --              91
                                                        -------------   -------------
       Total amortization of intangible assets.....      $     1,455     $     3,084
                                                        -------------   -------------

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business.......................      $       320     $       (77)
   Imaging Business................................              325             367
   Long-Term Care Business.........................              945           1,194
   Other...........................................               --              --
                                                        -------------   -------------
       Total provision for doubtful accounts.......      $     1,590     $     1,484
                                                        -------------   -------------

INTEREST EXPENSE:
   Physician Supply Business.......................      $       278     $       521
   Imaging Business................................            2,592           2,427
   Long-Term Care Business.........................            1,377           1,328
   Other...........................................                4             759
                                                        -------------   -------------
       Total interest expense......................      $     4,251     $     5,035
                                                        -------------   -------------

INTEREST AND INVESTMENT INCOME:
   Physician Supply Business.......................      $               $        47
                                        1
   Imaging Business................................               --              --
   Long-Term Care Business.........................               --              13
   Other...........................................              237             640
                                                        -------------   -------------
       Total interest and investment income........      $       238     $       700
                                                        -------------   -------------

PROVISION (BENEFIT) FOR INCOME TAXES:
   Physician Supply Business.......................      $     2,284     $     4,459
   Imaging Business................................             (840)            336
   Long-Term Care Business.........................              231              --
   Other...........................................             (134)           (670)
                                                        -------------   -------------
       Total provision (benefit) for income taxes..      $     1,541     $     4,125
                                                        -------------   -------------

                                                              Three Months Ended
                                                        -----------------------------
                                                        June 29, 2001   June 30, 2000
                                                        -------------   -------------
CAPITAL EXPENDITURES:
   Physician Supply Business.......................    $       3,292   $       2,756
   Imaging Business................................              878           1,227
   Long-Term Care Business.........................              183             200
   Other...........................................            1,755             224
                                                        -------------   -------------
       Total capital expenditures..................    $       6,108   $       4,407
                                                        -------------   -------------


                                                        June 29, 2001   March 30, 2001
                                                        -------------   -------------
ASSETS:
   Physician Supply Business.......................       $   229,169    $   225,080
   Imaging Business................................           325,891        324,830
   Long-Term Care Business.........................           163,298        156,581
   Other...........................................            31,662         66,143
                                                        -------------   -------------
       Total assets                                       $   750,020    $   772,634
                                                        -------------   -------------



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

     During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan. Refer to Note 2, Charges included in General and Administrative Expenses for further discussion.

     The Company, through its Gulf South Medical Supply subsidiary, Physician Sales & Service division and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts and California, while Federal and/or Federal multi-district litigation is present in Washington, Georgia, Indiana, New Hampshire, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings.

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

     Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability, for which the Company maintains product liability insurance coverage. The Company is also a party to various other legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, management, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

     On September 30, 1999, DI entered into a three year distributorship agreement with an imaging supply vendor. The agreement stipulates that, among other things, in the event of termination of the agreement due to a change in control of DI, the Company will pay liquidated damages to the vendor in the amount of $250,000 multiplied by the number of months remaining under the agreement.

     The Company's trade receivables are subject to pre-petition bankruptcy risk relating to certain Gulf South customers that resulted from receivable balances outstanding prior to the filing of these customers for relief under Chapter 11 of the Bankruptcy Code. In addition, the Company is subject to credit risk through the continued servicing of these customers on a post-petition basis with payments remitted under negotiated terms. As these customers are in the process of reorganization, the Company is not able to estimate the final collectability of the accounts. As of June 29, 2001, Gulf South had one customer with balances subject to pre-petition bankruptcy risk, which totaled approximately $1.9 million and the total outstanding balances related to this customer was approximately $1.9 million. Based on information currently available, management believes the Company has recorded an appropriate reserve for these outstanding receivables.

     The terms of certain of the Company's past acquisition agreements provide for additional consideration to be paid (earnout payments) if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is to be paid in cash and is recorded when earned as additional purchase price. The maximum amount of remaining contingent consideration is approximately $2.4 million (payable through fiscal 2003). During the three months ended June 29, 2001 and June 30, 2000, there were no earnout payments.


NOTE 10 - SUBSEQUENT EVENTS

     Subsequent to the end of the fiscal quarter ended June 29, 2001, the Company was named in the following seven class action complaints: (1) Bordeaux v. PSS World Medical, Inc. et al.; (2) Gold v. PSS World Medical, Inc., et al; (3) McIntosh v. PSS World Medical, Inc. et al. ; (4) Rothbart
     v. PSS World Medical, Inc. et al.; (5) Schaechter v. PSS World Medical, Inc. et al.; (6) Van Den Haag v. PSS World Medical, Inc. et al. ; and (7) Rodighiero v. PSS World Medical, Inc. et al.

     Certain present and former directors and officers of the Company have also been named as defendants. The complaints have all been filed in the United States District Court for the Middle District of Florida. They were filed as purported class actions on behalf of persons who purchased or acquired the Company's common stock at various times during the period between October 26, 1999 and October 3, 2000.

     The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of the Company's common stock was artificially inflated during the class period. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms favorable to the Company.

     ITEM 2.       PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     PSS World Medical, Inc., a Florida corporation (the "Company", "PSS World Medical", or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 94 service centers to customers in all 50 states. Since its inception in 1983, the Company, through strategic acquisitions and internal growth, has become a leader in three market segments it serves. The company's strategic advantages include a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative systems, and a culture of performance.

     The Company's Physician Sales & Service division is a leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 49 medical supply distribution service centers with approximately 715 sales representatives ("Physician Supply Business") serving physician offices in all 50 states. The Physician Supply Business' primary market is office-based physicians throughout the United States.

     The Company's subsidiary Diagnostic Imaging, Inc. ("DI") is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, and number of sales representatives. DI currently operates 31 imaging distribution service centers with approximately 860 service specialists and 199 sales representatives ("Imaging Business") serving customer sites in 42 states. The Imaging Business' primary markets are acute-care hospitals, imaging centers, and private practice physicians, veterinarians and chiropractors.

     The Company's subsidiary Gulf South Medical Supply, Inc. ("GSMS", or "Gulf South") is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. GSMS currently operates 14 distribution service centers with approximately 105 sales representatives ("Long-Term Care Business") serving long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains.

     Previously, the Company's subsidiary WorldMed International, Inc. ("WorldMed") operated two European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium and Germany. During the quarter ended June 29, 2001, the Company sold its European operations.


INDUSTRY

     According to industry estimates, the United States medical supply and equipment segment of the health care industry represents approximately a $43 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus is the distribution of medical products to physician offices, providers of imaging services, and long-term care facilities. Approximately 60% of products in this market come through the distributor channel, representing an approximate $25 billion market potential for the Company.

     Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market. Also, as the cosmetic surgery and elective market continues to grow, physicians are increasingly performing more procedures in-office.

     The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have affected spending budgets in certain markets within the medical products industry. In 1997, the Balanced Budget Act passed by Congress made radical changes to reimbursements for nursing homes and home care providers. The healthcare industry has struggled with these changes and the ability of providers, distributors and manufacturers to adapt to the changes is not yet determined. These changes also affect some distributors who directly bill the government for these providers. The industry estimates that approximately 11% of Long-Term Care facilities have filed for bankruptcy protection. Over 100 of the Company's customers filed for bankruptcy in the last two years.

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. However, the majority of the market serviced by the Company remains small customers, with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 35% of Long-Term Care Business' revenues for the three months ended June 29, 2001 represented sales to its top five customers. One of these top five customers is currently in Chapter 11 bankruptcy reorganization, and sales to this customer represents approximately 9% of Long-Term Care Business revenues, and less than 2% of the Company's consolidated sales, for the quarter ended June 29, 2001. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 29, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

     Net Sales. Net sales for the three months ended June 29, 2001 totaled $446.7 million, a decrease of $24.9 million, or 5.3%, from net sales of $471.6 million for the three months ended June 30, 2000. The net sales decrease over the prior year quarter was primarily attributable to i) approximately $14 million in reduced net sales due to vendor supply interruptions that began in fiscal year 2001, ii) the elimination of $4.7 million of International Business revenues due to the sale of the European operations, iii) the reduction of $6.6 million of revenues related to the elimination of certain product lines that were not supported by the new Strategic Business Unit ("SBU") structure of the Imaging Business, and iv) the reduction of $2.2 million of revenues related the termination of certain vendor relationships in the Physician Supply Business. In addition, on a comparative basis, the Physician Supply Business and Long-term Care Business experienced moderate growth of approximately 3% to 4% in sales for the consumable product category.

     Gross Profit. Gross profit for the three months ended June 29, 2001 totaled $101.7 million, a decrease of $12.6 million, or 11.0%, from gross profit of $114.3 million for the three months ended June 30, 2000. Gross profit as a percentage of net sales was 22.8% and 24.2% for the three months ended June 29, 2001 and June 30, 2000, respectively. The gross profit decrease over the prior year quarter was primarily attributable to the factors discussed in the change in net sales discussed above. These factors include i) approximately $5.0 million in reduced gross profit due to vendor supply interruptions that began in fiscal year 2001, ii) the elimination of $1.6 million of International Business gross profit due to the sale of the European operations, iii) the reduction of $1.2 million of gross profit related to the elimination of certain product lines that were not supported by the new SBU structure of the Imaging Business, iv) the reduction of $0.5 million of gross profit related the termination of certain vendor relationships in the Physician Business, v) increases in reserves of approximately $1.0 million for inventory associated with the product lines eliminated in the Imaging Business and the termination of vendor relationships in the Physician Supply Business, and vi) a decrease of $3.6 million due to changes in product mix. Gross profit as a percentage of sales was unfavorably impacted by changes in product mix.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 29, 2001 totaled $68.5 million, a decrease of $4.1 million, or 5.6%, from general and administrative expenses of $72.6 million for the three months ended June 30, 2000. General and administrative expense as a percentage of net sales decreased to 15.3% from 15.4% for the comparable three-month period.

     On March 31, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company is currently in the process of performing the first step of the transitional goodwill impairment test, which will be completed during the second quarter. Therefore, the Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. During the quarter ended June 29, 2001, the adoption of these provisions eliminated approximately $1.5 million of goodwill amortization that would be recorded under prior accounting pronouncements. In addition, the prior year comparable period included $1.6 million of goodwill amortization (refer to Note 5, Intangibles in the accompanying condensed consolidated financial statements for further discussion).

     General and administrative expenses in the Company's Other Segment decreased over the prior year period by $1.5 million due to the sale of the European operations.

     In addition to typical general and administrative expenses, this caption includes charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                 Three Months Ended
                                           ------------------------------
                                           June 29, 2001    June 30, 2000
                                           -------------    -------------

Merger costs and expenses............         $     541      $     1,575
Restructuring costs and expenses.....               494            1,240
Operational tax charge...............              (451)              --
Other................................                 8              786
                                           -------------    -------------
                                              $     592      $     3,601
                                           =============    =============

        Merger Costs and Expenses

        Refer to Note 2, Charges Included in General and Administrative Expenses, for the Company's policy related to merger costs and expenses.

        Effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three months ended June 29, 2001 and June 30, 2000, the Company expensed $776 and $1,271, respectively, related to the Retention Plans.

        In addition, the Company has recorded merger costs and expenses that primarily related to branch shutdown and lease termination costs. For the three months ended June 29, 2001 and June 30, 2000, the Company recorded $36 and $304, respectively, of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended June 29, 2001, the Company reversed $271 of merger costs and expenses previously established under prior plans not incurred as previously expected.

        Restructuring Costs and Expenses

        The Company has recorded restructuring costs and expenses primarily related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended June 29, 2001 and June 30, 2000, the Company recorded $505 and $1,240, respectively, of restructuring costs as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended June 29, 2001, the Company reversed $11 of restructuring costs.

        Operational Tax Charge

        During the three months ended June 29, 2001, the Company performed an analysis and reversed $451 of a previously recorded operating tax charge reserve.

        Other

        During the three months ended June 29, 2001 and June 30, 2000, the Company incurred $8 and $692 in legal and professional fees and other costs pursuant to the Company's strategic alternative process and severance costs. In addition, during the three months ended June 30, 2000, the Imaging Business incurred $94 of professional fees for acquisitions not consummated.

     Selling Expenses. Selling expenses for the three months ended June 29, 2001 totaled $26.5 million, a decrease of $2.9 million, or 9.9%, from selling expenses of $29.4 million for the three months ended June 30, 2000. Selling expense as a percentage of net sales was approximately 5.9% and 6.2% for the three months ended June 29, 2001 and June 30, 2000, respectively. The decrease in selling expense as a percentage of net sales is a result of i) a reduction in sales representatives in the Long-Term Care Business, a portion of which were compensated under fixed commission plans and ii) changes in the compensation programs in the Physician Supply Business and Long-Term Care Business.

     International Business Exit Charge. During the quarter ended December 29, 2000, the Company adopted a plan for divesting the Company's European operations and recorded a $14.9 million charge as an International Business exit charge. During the quarter ended June 29, 2001, the Company completed the sale of its European operations and recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the operations.

     Operating Income. Operating income for the three months ended June 29, 2001 totaled $7.3 million, a decrease of $5.0 million, compared to the three months ended June 30, 2000 total of $12.3 million due to the factors discussed above.

     Interest Expense. Interest expense for the three months ended June 29, 2001 totaled $4.3 million, a decrease of $0.7 million, or 14.0%, from interest expense of $5.0 million for the three months ended June 30, 2000. The decrease is primarily attributable to lower outstanding debt balances under the revolving Credit Agreement over the prior year partially offset by the accelerated amortization of approximately $400 of debt issuance costs upon refinancing the prior credit facility on May 24, 2001.

     Interest and Investment Income. Interest and investment income for the three months ended June 29, 2001 totaled $0.2 million, a decrease of $0.5 million, or 71.4%, from interest and investment income of $0.7 million for the three months ended June 30, 2000. The decrease primarily results from lower invested cash balances over the prior year period.

     Other Income. Other income for the three months ended June 29, 2001 totaled $0.9 million, an increase of $0.1 million, or 12.5%, from other income of $0.8 million for the three months ended June 30, 2000. Other income primarily consists of finance charges on customer accounts.

     Provision for Income Taxes. Provision for income taxes was $1.5 million for the three months ended June 29, 2001, a change of $2.6 million from the provision for income taxes of $4.1 million for the three months ended June

     30, 2000. The effective income tax rate was approximately 36.4% and 47.2% for the three months ended June 29, 2001 and June 30, 2000, respectively. Historically, the effective tax rate has been higher than the Company's statutory rate due to the non-deductibility of a portion of goodwill amortization expense resulting from the tax-free nature of certain acquisitions. The elimination of goodwill amortization during the quarter ended June 29, 2001 due to the adoption of SFAS 142 has resulted in increased pretax earnings with minimal incremental effect on the provision of income taxes.

     Net Income. Net income for the three months ended June 29, 2001 totaled $2.7 million compared to net income of $4.6 million for the three months ended June 30, 2000 due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations and revolving credit borrowings.

     Statement of Cash Flows Discussion

     Net cash provided by operating activities was $43.1 million and $12.9 million for the three months ended June 29, 2001 and June 30, 2000, respectively. The increase in operating cash flows primarily resulted from the continued implementation of working capital reduction initiatives. During the three months ended June 29, 2001, operating cash flows were positively impacted by a $25 million increase in accounts payable and accrued liabilities, a $3 million decrease in accounts receivable, and a $16 million decrease in other assets, of which $7 million relates to an Internal Revenue Service tax refund. These items were negatively impacted by a $10 million increase in inventory.

     Net cash used in investing activities was $6.5 million and $4.6 million for the three months ended June 29, 2001 and June 30, 2000, respectively. During the three months ended June 29, 2001, cash used in investing activities resulted from approximately $6 million of capital expenditures primarily related to the continued development of the Company's Enterprise Resource Planning System, E-Commerce platforms and supply chain integration.

     Net cash used in financing activities was $42.7 million and $26.9 million for the three months ended June 29, 2001 and June 30, 2000, respectively. During the three months ended June 29, 2001, the Company repaid a net $42 million in bank debt. Sources of the repayment included approximately $7 million from cash balances and $35 from cash flows from operating activities.

     Operating Trends

     The Company had working capital of $284.8 million and $316.3 million as of June 29, 2001 and March 30, 2001, respectively. Accounts receivable, net of allowances, were $229.6 million and $236.8 million at June 29, 2001 and March 30, 2001, respectively. The average number of days sales in accounts receivable outstanding was approximately 47.0 and 51.7 days for the three months ended June 29, 2001 (annualized) and the year ended March 30, 2001, respectively. For the three months ended June 29, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized days sales in accounts receivable of approximately 46.4, 40.8, and 58.7 days, respectively.

     Inventories were $162.4 million and $154.7 million as of June 29, 2001 and March 30, 2001, respectively. The Company had inventory turnover of 8.7x and 8.4x for the three months ended June 29, 2001 (annualized) and the year ended March 30, 2001, respectively. For the three months ended June 29, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 8.5x, 8.5x, and 10.0x, respectively.

     The following table presents EBITDA and other financial data for the three months ended June 29, 2001 and June 30, 2000:

                                                                             Three Months Ended
                                                                       ----------------------------
                                                                       June 29, 2001  June 30, 2000
                                                                       -------------  -------------
                                                                           (Dollars in thousands)

Other Financial Data:
    Income from operations............................................    $  7,298      $ 12,268
    Plus:  other income...............................................         946           812
    Plus:  depreciation and amortization..............................       4,291         5,474
                                                                       -------------  -------------
    EBITDA (a)..........................................................  $ 12,535      $ 18,554
                                                                       -------------  -------------

    Interest expense..................................................   $   4,251     $   5,035
    Interest coverage (b).............................................         2.9x          3.7x
    EBITDA margin (c).................................................         2.8%          3.9%

    Cash provided by operating activities.............................   $  43,135     $  12,888
    Cash used in investing activities.................................   $  (6,519)    $  (4,567)
    Cash used in financing activities.................................   $ (42,654)    $ (26,905)

     Refer to the Liquidity and Capital Resources section above of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of cash flows from operating, investing and financing activities.

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

     New Revolving Credit Agreement

     On May 24, 2001, the Company entered into a credit agreement (the "Credit Agreement"), by and among the Company, as borrower thereunder (the "Borrower"), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Agent for the Lenders (in such capacity, the "Agent", or the "Bank") and Banc of America Securities LLC, as Arranger.

     The Credit Agreement provides for a four-year credit facility consisting of an aggregate $120 million revolving line of credit and letters of credit (the "Credit Facility"). Availability of borrowings under the Credit Facility depends upon (a) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (b) compliance with certain debt incurrence tests under the Company's Indenture, dated as of October 7, 1997, relating to the Notes. The Credit Facility will bear interest at the Bank's prime rate plus a margin of between 0.25% and 1.00% based on the Company's ratio of funded debt to EBITDA (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.50% based on the Company's ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on
     (a) paying dividends and repurchasing stock, (b) repurchasing its Notes,
     (c) selling or transferring assets, (d) making certain investments (including acquisitions) and (e) incurring additional indebtedness and liens. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the Company's prior credit agreement, and future proceeds will be used to issue letters of credit, finance ongoing working capital requirements and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

     On June 28, 2001, the Company entered into a First Amendment to the Credit Agreement (the "Amendment"), by and among the Company, as borrower thereunder, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The Amendment amends the Credit Agreement. As a result of the Amendment, the maximum available borrowings under the Credit Agreement were increased from $120 million to $150 million. The Amendment also, among other things, increased the percentage of Lenders whose consent was required for an amendment of Credit Agreement from more than 50% to more than 55% and amended certain provisions relating to protective advances, limitations on issuances of letters of credit, indemnification, and landlord consents. The conditions to the effectiveness of the Amendment were satisfied on June 29, 2001.

     As of June 29, 2001, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, available borrowing under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

ITEM 3.           PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following assessment of the Company's market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax and credit risks.

     Interest Rates. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's Credit Facility and investments.

     The Company's long-term debt obligations are primarily comprised of the $125.0 million senior subordinated notes, which bear interest at a fixed rate of 8.5%, and borrowings under the Credit Facility. As of June 29, 2001, the Company had $22.4 million outstanding under the Credit Facility at variable interest rates, at the Company's option, at either the bank's prime rate plus a margin of between 0.25% and 1.00% or at LIBOR plus a margin of between 1.75% and 3.50%. The weighted-average interest rate of borrowings under the Credit Agreement was 6.39% as of June 29, 2001.

     The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company seeks to maximize capital preservation by investing these funds in high-quality issuers.

     As of June 29, 2001, the Company did not hold any derivative financial or commodity instruments.

                            PART II OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

     See Notes 9 and 10 of this Form 10-Q and Item 3 of the Company's Form 10-K for the fiscal year ended on March 30, 2001.

     The Company disputed the calculation of a supplemental premium charged by CIGNA upon the termination by the Company of the health insurance program administered by CIGNA. The Company has entered into a definitive settlement agreement with CIGNA, wherein the Company has agreed to pay CIGNA $2.85 million.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)      Not applicable.

     (b)      Not applicable.

     (c)      Not applicable.

     (d)      Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     (a)      Not applicable.

     (b)      Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.       OTHER INFORMATION

     Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

 Exhibit
 Number                                         Description

  3.1           Amended and Restated Articles of Incorporation, dated as of March 15, 1994, as amended.(13)

  3.2           Amended and Restated Bylaws, dated as of March 15, 1994.(3)

  4.1           Form of  Indenture,  dated  as of  October 7,  1997,  by and  among  the  Company,  the  Subsidiary
                Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee.(4)

  4.1a          Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named  therein and SunTrust  Bank  (formerly  known as SunTrust  Bank,  Central  Florida,  National
                Association), as Trustee. (12)

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


  4.3           Form of 81/2% Senior Subordinated Note due 2007, including Form of Guarantee (Exchange Notes).(4)

  4.4           Shareholder  Protection Rights Agreement,  dated as of April 20,  1998,  between PSS World Medical,
                Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(14)

  4.4a          Amendment to Shareholder Protection Rights Agreement,  dated as of June 21, 2000, between PSS World
                Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.(11)

  10.1          Incentive Stock Option Plan, dated as of May 14, 1986.(1)

  10.2          Amended and Restated Directors Stock Plan.(8)

  10.3          Amended and Restated 1994 Long-Term Incentive Plan.(8)

  10.4          Amended and Restated 1994 Long-Term Stock Plan.(8)

  10.5          1994 Employee Stock Purchase Plan.(2)

  10.6          1994 Amended Incentive Stock Option Plan.(1)

  10.7          PSS World Medical, Inc. 1999 Long-Term Incentive Plan.(10)

  10.8          Distributorship  Agreement  between  Abbott  Laboratories  and PSS World  Medical,  Inc.  (Portions
                omitted pursuant to a request for confidential treatment - Separately filed with Commission).(6)

  10.9          Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(6)

  10.10         Amended and Restated  Physician  Sales and  Service,  Inc.  Employee  Stock  Ownership  and Savings
                Plan.(9)

  10.10a        First  Amendment to the Physician  Sales and Service,  Inc.  Employee  Stock  Ownership and Savings
                Plan.(9)

  10.11         Agreement and Plan of Merger,  dated as of December 14,  1997, by and among the Company, PSS Merger
                Corp. and Gulf South Medical Supply, Inc.(5)

  10.12         Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America,, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (16)

  10.12a        Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of
                America,, N.A., as Agent, and Banc of America Securities LLC, as Arranger.(17)

  10.13         Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.(7)

  10.13a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                David A. Smith.(7)

  10.14         Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen,
                Sr.(7)

  10.14a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John
                F. Sasen, Sr.(7)


  10.15         Employment Agreement, dated as of April 1, 1998, by and between the Company and Douglas J. Harper.

  10.15a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Douglas J. Harper.

  10.16         Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless.

  10.16a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary
                A. Corless.

  10.17         Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English.

  10.17a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Kevin P. English.

  10.18         Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E.
                Dell.(7)

  10.19         Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A.
                Zambetti.(7)

  10.20         Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C.
                Kelly.(7)

  21.1          List of Subsidiaries of the Company.(7)

(1)      Incorporated by Reference to the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(2)      Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(3)      Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(4)      Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(5)      Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(6)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended March 30, 1995.
(7)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended March 30, 2001.
(8)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(9)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
(10)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(11)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(12)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2000.
(13)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(14)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(15)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed January 12, 2001.
(16)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 5, 2001.
(17)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed July 3, 2001.


     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended June 29, 2001:

         Date of Report  Items Reported
         --------------- -------------------------------------------------------
         July 3, 2001    Announcing the terms of an amendment, dated as of June
                         28, 2001, to the Company's Credit Agreement.
         --------------- -------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 10, 2001.

                           PSS WORLD MEDICAL, INC.

                           By:                  /s/ David A. Smith
                                    --------------------------------------------
                                    David A. Smith,
                                    President and Chief Financial Officer