Form 10-Q
period 2001-09-28
PSS WORLD MEDICAL INC
filed 2001-11-13
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 28, 2001
                                            ------------------

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

                                 [X] Yes [ ] No

         As of November 8, 2001 a total of 71,161,414 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                               September 28, 2001


                                TABLE OF CONTENTS



                                                                                                            [PAGE]
ITEM

       Information Regarding Forward-Looking Statements..................................................      3

                                      PART I - FINANCIAL INFORMATION

1. Financial Statements
       Condensed Consolidated Balance Sheets - September 28, 2001 and March 30, 2001.....................      4
       Condensed Consolidated Statements of Operations - for the Three and Six Months Ended September 28,      5
           2001 and September 29, 2000...................................................................
       Condensed Consolidated Statements of Cash Flows - for the Six Months Ended September 28, 2001 and       6
           September 29, 2000............................................................................
       Notes to Condensed Consolidated Financial Statements - September 28, 2001 and September 29, 2000        7
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................     18
3. Quantitative and Qualitative Disclosures About Market Risk............................................     28

                                       PART II - OTHER INFORMATION
Other Information........................................................................................     29
Signatures...............................................................................................     33




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

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's Annual Report on Form 10-K and in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "SEC"). Factors that may affect the plans or results of the Company include (a) the ability of the Company to successfully implement its business plan; (b) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (c) competitive factors; (d) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (d) changes in labor, equipment and capital costs;
(e) changes in regulations affecting the Company's business; (f) future acquisitions or strategic partnerships; and (g) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                                                                             September 28,         March 30,
                                                                                                 2001                 2001
                                                                                           ------------------   -----------------
                                                                                              (Unaudited)
                                               ASSETS
          Current Assets:
             Cash and cash equivalents..................................................      $  24,228            $  34,374
             Marketable securities......................................................            200                  314
             Accounts receivable, net...................................................        235,468              236,846
             Inventories, net...........................................................        161,469              154,725
             Employee advances..........................................................            675                  478
             Prepaid expenses and other.................................................         41,799               60,633
                                                                                           ------------------   -----------------
                     Total current assets...............................................        463,839              487,370

          Property and equipment, net...................................................         80,840               76,247
          Other Assets:
             Goodwill ..................................................................         60,644              163,879
             Intangibles, net...........................................................         17,036               19,573
             Employee advances..........................................................            534                  524
             Other......................................................................         28,880               25,041
                                                                                           ------------------   -----------------
                     Total assets.......................................................       $651,773             $772,634
                                                                                           ==================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Bank revolver..............................................................      $  10,805         $         --
             Accounts payable...........................................................        142,950              119,238
             Accrued expenses...........................................................         34,556               39,234
             Current maturities of long-term debt and capital lease obligations.........             98                1,752
             Other......................................................................          9,311               10,855
                                                                                           ------------------   -----------------
                     Total current liabilities..........................................        197,720              171,079
          Long-term debt and capital lease obligations, net of current portion..........        125,000              190,040
          Other.........................................................................          8,094                7,213
                                                                                           ------------------   -----------------
                     Total liabilities..................................................        330,814              368,332
                                                                                           ------------------   -----------------

          Shareholders' Equity:
             Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
                 issued and outstanding.................................................             --                   --
             Common stock, $.01 par value; 150,000,000 shares authorized, 71,161,086 and
                 71,077,236 shares issued and outstanding at September 28, 2001 and March
                 30, 2001, respectively.................................................            712                  711
             Additional paid-in capital.................................................        349,311              348,701
             (Accumulated deficit) retained earnings....................................        (29,064)              54,890
                                                                                           ------------------   -----------------
                     Total shareholders' equity.........................................        320,959              404,302
                                                                                           ------------------   -----------------
                     Total liabilities and shareholders' equity.........................       $651,773             $772,634
                                                                                           ==================   =================

The accompanying notes are an integral part of these condensed consolidated balance sheets.


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)





                                                        Three Months Ended                         Six Months Ended
                                              ----------------------------------------  ----------------------------------------
                                              September 28, 2001   September 29, 2000   September 28, 2001   September 29, 2000
                                              -------------------  -------------------  -------------------  -------------------


Net sales                                         $448,370             $446,150             $895,110             $917,798
Cost of goods sold                                 343,898              344,625              688,895              701,987
                                              -------------------  -------------------  -------------------  -------------------
      Gross profit                                 104,472              101,525              206,215              215,811

General and administrative expenses                 69,411               69,726              137,872              142,366
Selling expenses                                    27,139               28,648               53,638               58,026
International business exit charge reversal             --                   --                 (514)                  --
                                              -------------------  -------------------  -------------------  -------------------
      Income from operations                         7,922                3,151               15,219               15,419
                                              -------------------  -------------------  -------------------  -------------------

Other income (expense):
      Interest expense                              (2,942)              (4,687)              (7,193)              (9,722)
      Interest and investment income                    40                  561                  278                1,261
      Other income                                     462                  715                1,408                1,527
                                              -------------------  -------------------  -------------------  -------------------
                                                    (2,440)              (3,411)              (5,507)              (6,934)
                                              -------------------  -------------------  -------------------  -------------------

Income (loss) before provision for income
   taxes and cumulative effect of accounting
   change                                            5,482                 (260)               9,712                8,485

Provision for income taxes                           2,080                  704                3,621                4,829
                                              -------------------  -------------------  -------------------  -------------------
Income (loss) before cumulative effect of            3,402                 (964)               6,091                3,656
   accounting change
Cumulative effect of accounting change (net
   of income taxes of $14,444)                          --                   --              (90,045)                  --
                                              -------------------  -------------------  -------------------  -------------------
Net income (loss)                               $    3,402          $      (964)            $(83,954)           $   3,656
                                              ===================  ===================  ===================  ===================

Earnings per share - Basic:
   Income (loss) before cumulative effect of
     accounting change                          $      0.05         $      (0.01)         $      0.09          $      0.05
   Cumulative effect of accounting change               --                   --                 (1.27)               --
                                              -------------------  -------------------  -------------------  -------------------
   Net income (loss)                            $      0.05         $      (0.01)         $     (1.18)         $      0.05
                                              ===================  ===================  ===================  ===================

Earnings per share - Diluted:
   Income (loss) before cumulative effect of
     accounting change                          $      0.05         $      (0.01)         $      0.09          $      0.05
   Cumulative effect of accounting change               --                   --                 (1.26)               --
                                              -------------------  -------------------  -------------------  -------------------
   Net income (loss)                            $      0.05         $      (0.01)         $     (1.17)         $      0.05
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


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            Six Months Ended
                                                                                  --------------------------------------
                                                                                    September 28,       September 29,
                                                                                        2001                2000
                                                                                  ------------------  ------------------

Cash Flows From Operating Activities:
   Net (loss) income..........................................................     $    (83,954)        $    3,656
    Adjustments to reconcile net income to net cash provided by operating activities:
       Cumulative effect of accounting change.................................           90,045                 --
       Depreciation...........................................................            5,843              4,950
       Amortization of goodwill and intangible assets.........................            2,957              6,185
       Amortization of debt issuance costs....................................              993                403
       Provision for doubtful accounts........................................            3,118              2,137
       International Business exit charge reversal............................             (514)                --
       ESOP amortization......................................................               --                345
       Loss on marketable securities..........................................              114                 --
       Gain on sale of fixed assets...........................................               21                  7
       Changes in operating assets and liabilities:
          Accounts receivable.................................................           (4,359)             1,594
          Inventories, net....................................................           (9,587)             9,278
          Prepaid expenses and other current assets...........................           18,523              2,965
          Other assets........................................................            7,324             (8,326)
          Accounts payable, accrued expenses, and other liabilities...........           26,063            (10,205)
                                                                                  ------------------ -------------------
              Net cash provided by operating activities.......................           56,587             12,989
                                                                                  ------------------ -------------------

Cash Flows From Investing Activities:
    Proceeds from sales of property and equipment.............................               59                 11
    Capital expenditures......................................................          (11,835)            (9,806)
    Proceeds from sale of International Business..............................              222                 --
    Payments on noncompete agreements.........................................             (925)              (657)
                                                                                  ------------------ -------------------
              Net cash used in investing activities...........................          (12,479)           (10,452)
                                                                                  ------------------ -------------------

Cash Flows From Financing Activities:
    Proceeds from borrowings..................................................           67,995             60,000
    Repayment of borrowings...................................................         (122,226)           (80,408)
    Principal payments under capital lease obligations........................              (23)               (49)
    Other.....................................................................               --               (343)
              Net cash used in financing activities...........................          (54,254)           (20,800)
                                                                                  ------------------ -------------------

Net decrease in cash and cash equivalents.....................................          (10,146)           (18,263)

Cash and cash equivalents, beginning of period................................           34,374             60,414
                                                                                  ------------------ -------------------
Cash and cash equivalents, end of period......................................        $  24,228          $  42,151
                                                                                  ================== ===================


The accompanying notes are an integral part of these condensed consolidated statements.


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




NOTE 1 - BASIS OF PRESENTATION

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 91 service centers to customers in all 50 states.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

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

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations consummated after June 30, 2001 and eliminates the poolings-of-interests method. The Company will apply the provisions of SFAS 141 to acquisitions initiated after June 30, 2001.

     In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reassessment of the useful lives of existing intangibles and assessing potential impairments of goodwill. SFAS 142 also requires that the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. In the initial year of adoption, any impairment loss identified is presented as a change in accounting principal and recorded as of the beginning of that fiscal year. In years subsequent to the initial year of adoption, any impairment loss recognized is recorded as a charge to income from operations.

     The Company elected to adopt SFAS 142 as of March 31, 2001. During the quarter ended September 28, 2001, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $90,045, net of income taxes of $14,444. Refer to Note 5, Goodwill for further discussion of the impact of SFAS 142 on the Company's financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will apply the provisions of SFAS 144 beginning March 30, 2002. Management believes that the adoption of SFAS 144 will not have a material impact on its results of operations.


NOTE 2 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses may include charges related to merger activity, restructuring activity, and other special items. The following table summarizes unusual charges included as components of general and administrative expenses in the accompanying consolidated income statements:

                                          Three Months Ended                 Six Months Ended
                                    ------------------------------      --------------------------------
                                    September 28,    September 29,      September 28,     September 29,
                                        2001               2000              2001              2000
                                    --------------   -------------      --------------    --------------
Merger costs and expenses.......         $    757       $  1,584          $  1,297          $  3,159
Restructuring costs and expenses              596          1,013             1,090             2,253
Operational tax charge reversal.           (1,008)            --            (1,459)               --
Other.........................                  2          1,634                11             2,420
                                    --------------   -------------      --------------    --------------
Merger Costs and Expenses                $    347       $  4,231         $     939          $  7,832
                                    ==============   =============      ==============    ==============


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

     The Company has recorded merger costs and expenses related to branch shutdown and lease termination costs. For the three months ended September 29, 2000, the Company recorded $313 of merger charges expensed as incurred. For the six months ended September 28, 2001 and September 29, 2000, the Company recorded $35 and $617, respectively, of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three and six months ended September 28, 2001, the Company reversed $19 and $290, respectively, of merger costs and expenses, which primarily related to lease termination expenses not incurred as previously expected. Refer to Note 3, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

     In addition, effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three months ended September 28, 2001 and September 29, 2000, the Company expensed $776 and $1,271 respectively, related to the Retention Plans. During the six months ended September 28, 2001 and September 29, 2000, the Company expensed $1,552 and $2,542 respectively, related to the Retention Plans.

     Restructuring Costs and Expenses

     The Company has recorded restructuring costs and expenses related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended September 28, 2001 and September 29, 2000, the Company recorded $667 and $1,013, respectively, of restructuring costs as incurred. The costs for the three months ended September 28, 2001, resulted from the involuntary termination of 14 employees, branch shutdown costs and lease termination costs for the merger of two Physician Supply Business and two Imaging Business distribution centers into existing locations. For six months ended September 28, 2001 and September 29, 2000, the Company recorded $1,172 and $2,253, respectively, of restructuring costs as incurred. The costs for the six month period ended September 28, 2001, resulted from the involuntary termination of 52 employees, branch shutdown costs and lease termination costs for the merger of three Physician Supply Business and three Imaging Business distribution centers into existing locations. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three and six months ended September 28, 2001, the Company reversed $71 and $82, respectively, of restructuring costs relating to lease termination and severance costs.

     Operational Tax Charge

     The Company performed an analysis of previously recorded operating tax charge reserves and reversed $1,008 and $1,459 during the three and six months ended September 28, 2001.

     Other

     During the three months ended September 28, 2001 and September 29, 2000, the Company incurred $2 and $1,634, respectively, primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternatives process and severance costs. During the six months ended September 28, 2001 and September 29, 2000, the Company incurred $11 and $2,326, respectively, relating to the same. In addition, during the six months ended September 29, 2000, the Imaging Business incurred $94 of professional fees for acquisitions not consummated.


NOTE 3 - ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

     Summary of Accrued Merger Costs and Expenses

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying condensed consolidated balance sheets, were $23 and $294 at September 28, 2001 and March 30, 2001, respectively. The remaining accruals at September 28, 2001 primarily relate to lease termination costs and are scheduled to be paid through the end of fiscal year 2002.

     Summary of Accrued Restructuring Costs and Expenses

     During the third quarter of fiscal 2001, the Company's Board of Directors along with senior management evaluated the Company's operating performance. During this process, the Board and management decided to implement a long-range action plan that would stabilize the workforce and business. As part of the new strategic plan, the Company planned to reorganize several senior management positions and make permanently idle two distribution centers - one in the Company's subsidiary, Diagnostic Imaging, Inc., and one in the Company's Physician Sales & Service division ("Plan E"). The total number of employees to be terminated in Plan E is 29.

     Accrued restructuring costs and expenses related to Plans B, C and E classified as an accrued expense in the accompanying consolidated balance sheets totaled $2,095 and $3,715 at September 28, 2001 and March 30, 2001, respectively. The following is a summary of the restructuring plan activity for the three months ended September 28, 2001:

                                                        Involuntary
                                                         Employee          Lease
                                                        Termination     Termination
                                                           Costs           Costs           Total
                                                   ---------------- --------------- ---------------
Balance at June 29, 2001....................      $       2,203          $   281     $    2,484
     Adjustments............................               (10)              (61)           (71)
     Utilized...............................              (241)              (77)          (318)
                                                  ----------------- -------------- ---------------
Balance at September 28, 2001...............      $       1,952          $   143     $    2,095
                                                  ================= ============== ===============

     Plans B and C

     Approximately $143 of lease termination payments remain accrued at September 28, 2001 related to Plans B and C, for which payments will extend through fiscal 2002. These amounts were originally accrued under restructuring plans for the closure of the Company's subsidiary, Gulf South Medical Supply, Inc. in fiscal years 1999 and 2000.

     Plan E

     Accrued restructuring costs and expenses related to Plan E at September 28, 2001 were approximately $1,952, all of which relates to involuntary employee terminations. As of September 28, 2001, all employees had been terminated under the plan. Payments related to Plan E will extend through fiscal 2004.


NOTE 4 - INTERNATIONAL BUSINESS EXIT CHARGE

     During the quarter ended December 29, 2000, management adopted, and the Board of Directors approved, a plan for divesting the Company's European operations. Management's primary consideration for this decision was that the European operations were outside the core United States business segments, making effective management difficult and resulting in lower than expected operating performance for the past several years. The net assets held for disposal consisted of the operating assets of the European operations less outstanding liabilities, and were valued at the aggregate fair value less costs incurred for sale. During the quarter ended December 29, 2000, the Company recorded $14,917 million as an International Business exit charge. The Company consummated the sale of the German operations on April 6, 2001 and the Belgium operations on May 20, 2001. Proceeds received consisted of approximately $222 and a note receivable of $400 from the sale of the common stock of these entities. Upon completion of the transactions, the Company recorded a reversal of $514 of the previously established charge due to lower than expected costs to exit the operations. No further expenses relating to the disposal of the International Business were incurred subsequent to June 29, 2001.


NOTE 5 - GOODWILL

     The Company adopted SFAS 142, Goodwill and Other Intangibles, effective March 31, 2001. In connection with the adoption of SFAS 142, the Company discontinued amortizing goodwill. The changes in the carrying amount of goodwill for the six months ended September 28, 2001, are as follows:

                                          Physician
                                           Supply          Imaging          Long-Term
                                          Business        Business        Care Business       Total
                                        -------------   ------------    ---------------  ---------------
  Balance as of March 30, 2001....        $    9,788     $ 104,489         $  49,602       $ 163,879
  Settlement of contingent
     consideration................               --          1,254              --             1,254
 Impairment loss.................                --       (104,489)             --          (104,489)

                                        -------------   ------------    ---------------  ---------------
  Balance as of September 28, 2001        $    9,788     $   1,254         $  49,602       $  60,644
                                        =============   ============    ===============  ===============


     In accordance with SFAS 142, the Company performed transitional goodwill impairment tests at each of its operating segments - the Physician Sales & Service division (the "Physician Supply Business"), Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"), and Gulf South Medical Supply, Inc.("Gulf South" or the "Long-Term Care Business"). These operating segments meet the reporting unit requirements as defined in SFAS 142. The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests. Based on the results of these tests, goodwill was deemed not to be impaired at the Physician Supply Business or the Long-Term Care Business as the fair value of each of these reporting units exceeded their carrying values. Therefore, the second step of the goodwill impairment test was not required to be performed. However, the carrying amount of the Imaging division exceeded its fair value, indicating a potential impairment of the respective goodwill. The Imaging Business' operating results have been impacted by a decline in actual and projected operating margins and these factors affect the fair value calculation, which were considered in calculating the enterprise value of the reporting unit.

     The fair value of each of the operating segments was calculated on an enterprise value basis using the following approaches: (i) market multiple approach; (ii) discounted cash flow approach; and (iii) comparable transaction approach.

o Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies' stock prices or enterprise values were applied to the reporting units to determine their enterprise value.

o Under the discounted cash flow ("DCF") approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows.

o Under the comparable transaction approach, recent transactions between companies in the same or similar lines of business to the reporting units were examined to determine the indicated enterprise value. Acquisition values and pricing evidence were used in much the same manner as the Market Multiple Approach for the determination of the reporting units' enterprise value.

     The fair value conclusion of the operating segments reflects an equally blended value of the market multiple approach and the DCF approach discussed above.

     Because the carrying amount of the Imaging Business exceeded its fair value, step 2 of the goodwill impairment test was completed. Under step 2 of the test, the implied fair value of the Imaging Business's goodwill was compared to its carrying amount of goodwill to measure the amount of impairment loss. As a result, a loss of $90,045 (net of taxes of $14,444) was recognized and recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income.

     As required by SFAS 142, the impairment loss was recognized as of March 31, 2001; therefore, the Company has restated its historical consolidated financial information for the three months ended June 29, 2001 as follows:

                                                       Three Months
                                                           Ended
                                                       June 29, 2001
                                                      ----------------
                                                        (Restated)

Net sales..........................................       $   446,740
Cost of goods sold.................................           344,996
                                                      ----------------
      Gross profit.................................           101,744
General and administrative expenses................            68,461
Selling expenses...................................            26,499
International business exit charge reversal........              (514)
                                                      ----------------
      Income from operations.......................             7,298
                                                      ----------------
Other income (expense):
      Interest expense.............................            (4,251)
      Interest and investment income...............               238
      Other income.................................               946
                                                      ----------------
                                                               (3,067)
                                                      ----------------
Income before provision for income taxes and
   cumulative effect of accounting change..........             4,231
Provision for income taxes.........................             1,541
                                                      ----------------
Income before cumulative effect of accounting change            2,690
Cumulative effect of accounting change (net of taxes
of $14,444)........................................           (90,045)

                                                      ----------------
Net loss...........................................      $    (87,355)
                                                      ================
Earnings per share - Basic and Diluted:
   Income before cumulative effect of accounting         $       0.04
      change.......................................
   Cumulative effect of accounting change .........             (1.26)
                                                      ----------------
   Net loss........................................      $      (1.22)
                                                      ================

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

                                                 Three Months Ended                Six Months Ended
                                            -----------------------------    ------------------------------
                                            September 28,   September 29,    September 28,    September 29,
                                                 2001            2000            2001             2000
                                            -------------   -------------    -------------    -------------

 Income   (loss)   before   cumulative
    effect of  accounting  change,  as
    reported..........................        $  3,402      $     (964)      $   6,091         $  3,656
 Cumulative   effect   of   accounting
    change............................              --              --         (90,045)              --
                                            -------------   -------------    -------------    -------------
 Net income (loss), as reported.......           3,402            (964)        (83,954)           3,656
 Goodwill amortization, net of tax....              --           1,269              --            2,729
                                            -------------   -------------    -------------    -------------
 Net income (loss), adjusted..........        $  3,402      $      305       $ (83,954)        $  6,385
                                            =============   =============    =============    =============
 Earnings per share - Basic:
    Income (loss) before cumulative
       effect of accounting change....           $0.05          $(0.01)           $ 0.09            $0.05
    Cumulative effect of accounting
       change.........................              --              --             (1.27)               --
                                            -------------   -------------    -------------    -------------
    Net income (loss), as reported....           $0.05           (0.01)           $(1.18)           $0.05
    Goodwill amortization, net of tax.              --            0.02             --                0.05
                                            -------------   -------------    -------------    -------------
 Basic earnings per share, adjusted...           $0.05          $ 0.01            $(1.18)           $0.10
                                            =============   =============    =============    =============


 Earnings per share - Basic:
    Income (loss) before cumulative
       effect of accounting change....           $0.05          $(0.01)           $ 0.09            $0.05
    Cumulative effect of accounting
       change.........................              --              --             (1.26)               --
                                            -------------   -------------    -------------    -------------
    Net income (loss), as reported....           $0.05           (0.01)           $(1.17)           $0.05
    Goodwill amortization, net of tax.              --            0.02             --                0.05
                                            -------------   -------------    -------------    -------------
 Basic earnings per share, adjusted...           $0.05          $ 0.01            $(1.17)           $0.10
                                            =============   =============    =============    =============

     The terms of certain of the Company's past acquisition agreements provided for additional consideration to be paid (earnout payments) if the acquired entity's results of operations exceed certain targeted levels. As of September 28, 2001, the Company accrued $1.2 million included in other current liabilities related to earnout payments and will pay them in the quarter ended December 28, 2001. These final payments will satisfy all remaining contingent earnout obligations.


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus or minus direct adjustments to shareholders' equity. The following details the components of comprehensive income for the periods presented:

                                                   Three Months Ended           Six Months Ended
                                                -----------------------     -----------------------
                                                 September    September      September    September
                                                 28, 2001      29, 2000      28, 2001      29, 2000
                                                -----------   ---------      ----------   ---------
Net income (loss).........................       $  3,402      $  (964)       $(83,954)    $ 3,656

Other comprehensive expense, net of tax:
    Foreign currency translation
    adjustment................                        --          (504)           --          (343)
    Unrealized  loss on available for sale
    security..............................            --          (534)           --        (2,041)
                                                -----------   ---------      ----------   ---------
Comprehensive income......................       $  3,402      $(2,002)       $(83,954)    $ 1,272
                                                ===========   =========      ==========   =========


NOTE 7 - EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):


                                                        Three Months Ended                        Six Months Ended
                                              ----------------------------------------  ----------------------------------------
                                                 September 28,        September 29,      September 28,         September 29,
                                                      2001                2000                2001                  2000
                                              -------------------  -------------------  -------------------  -------------------

Income (loss) before cumulative effect of            3,402                 (964)               6,091                3,656
   accounting change
Cumulative effect of accounting change (net
   of income taxes of $14,444)                          --                   --              (90,045)                  --
                                              -------------------  -------------------  -------------------  -------------------
Net income (loss)                               $    3,402          $      (964)            $(83,954)           $   3,656
                                              ===================  ===================  ===================  ===================

Earnings per share - Basic:
   Income (loss) before cumulative effect of
     accounting change                          $      0.05         $      (0.01)         $      0.09          $      0.05
   Cumulative effect of accounting change               --                   --                 (1.27)               --
                                              -------------------  -------------------  -------------------  -------------------
   Net income (loss)                            $      0.05         $      (0.01)         $     (1.18)         $      0.05
                                              ===================  ===================  ===================  ===================

Earnings per share - Diluted:
   Income (loss) before cumulative effect of
     accounting change                          $      0.05         $      (0.01)         $      0.09          $      0.05
   Cumulative effect of accounting change               --                   --                 (1.26)               --
                                              -------------------  -------------------  -------------------  -------------------
   Net income (loss)                            $      0.05         $      (0.01)         $     (1.17)         $      0.05
                                              ===================  ===================  ===================  ===================


Weighted average shares outstanding:
      Common shares....................             71,165                71,187               71,165              71,187
      Assumed exercise of stock options                667                    --                  483                  71
                                              -------------------  -------------------  -------------------  -------------------
      Diluted shares outstanding....                71,832                71,187               71,648              71,258
                                              ===================  ===================  ===================  ===================

NOTE 8 - SEGMENT INFORMATION

     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include the Physician Supply Business, the Imaging Business, the Long-Term Care Business, and the Other segment that combines WorldMed International, Inc. ("WorldMed Int'l") with corporate and back office operations. During the quarter ended June 29, 2001, the Company sold its European operations. Therefore, the Other segment only includes corporate and back office activity subsequent to June 29, 2001.

     The Physician Supply Business is a distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians in the United States. DI is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute and alternate-care markets in the United States. Gulf South is a distributor of medical supplies and other related products to the long-term care market in the United States. WorldMed Int'l managed and developed the Company's European medical equipment and supply distribution market.


     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments (in thousands):

                                                              Three Months Ended              Six Months Ended
                                                         ----------------------------   -----------------------------
                                                         September 28,  September 29,   September 28,   September 29,
                                                             2001            2000           2001            2000
                                                         -------------  -------------   -------------   -------------
NET SALES:
   Physician Supply Business.......................          $176,115        $170,167       $347,458        $348,104
   Imaging Business................................           176,544         182,983        356,152         379,409
   Long-Term Care Business.........................            95,711          89,896        191,069         182,130
   Other...........................................                --           3,104            431           8,155
                                                         -------------  -------------   -------------   -------------
       Total net sales.............................          $448,370        $446,150       $895,110        $917,798
                                                         =============  =============   =============   =============
CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE
   EXPENSES:
   Physician Supply Business.......................          $    401        $     95       $    546        $    170
   Imaging Business................................               109             984            122           2,154
   Long-Term Care Business.........................                65             238            154             625
   Other...........................................              (228)          2,914            117           4,883
                                                         -------------  -------------   -------------   -------------
       Total charges included in general and
               administrative expenses.............          $    347        $  4,231       $    939        $  7,832
                                                         =============  =============   =============   =============

INCOME (LOSS) FROM OPERATIONS:
   Physician Supply Business.......................          $  6,398        $  1,896       $ 12,133        $ 13,229
   Imaging Business................................               136           1,475            243           3,582
   Long-Term Care Business.........................             2,256           1,796          4,028           3,585
   Other...........................................              (868)         (2,016)        (1,185)         (4,977)
                                                         -------------  -------------   -------------   -------------
       Total income (loss) from operations.........          $  7,922        $  3,151       $ 15,219        $ 15,419
                                                         =============  =============   =============   =============

DEPRECIATION
   Physician Supply Business.......................          $  1,152        $  1,118       $  2,297        $  2,127
   Imaging Business................................             1,163             867          2,260           1,680
   Long-Term Care Business.........................               461             463            923             924
   Other...........................................               231             112            363             219
                                                         -------------  -------------   -------------   -------------
       Total depreciation..........................          $  3,007        $  2,560       $  5,843        $  4,950
                                                         =============  =============   =============   =============

AMORTIZATION OF gOODWILL AND INTANGIBLE ASSETS:
   Physician Supply Business.......................          $    278        $    431       $    512        $    859
   Imaging Business................................             1,121           2,015          2,238           4,020
   Long-Term Care Business.........................               103             566            207           1,126
   Other...........................................                --             289             --             180
                                                         -------------  -------------   -------------   -------------
       Total amortization of goodwill and intangible         $  1,502        $  3,301       $  2,957        $  6,185
               assets..............................
                                                         =============  =============   =============   =============

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business.......................          $    289        $    280       $    609        $    203
   Imaging Business................................               288            (227)           613             140
   Long-Term Care Business.........................               951             600          1,896           1,794
   Other...........................................                --              --             --              --
                                                         -------------  -------------   -------------   -------------
       Total provision for doubtful accounts.......          $  1,528        $    653       $  3,118        $  2,137
                                                         =============  =============   =============   =============

INTEREST EXPENSE:
   Physician Supply Business.......................          $    189        $    491       $    467        $  1,012
   Imaging Business................................             2,449           2,425          5,041           4,852
   Long-Term Care Business.........................             1,268           1,322          2,645           2,650
   Other...........................................              (964)            449           (960)          1,208
                                                         -------------  -------------   -------------   -------------
       Total interest expense......................          $  2,942        $  4,687      $   7,193      $    9,722
                                                         =============  =============   =============   =============



                                                              Three Months Ended              Six Months Ended
                                                         September 28,  September 29,   September 28,   September 28,
                                                             2001            2000           2001            2001
                                                         -------------  -------------   -------------   -------------
INTEREST AND INVESTMENT INCOME:
   Physician Supply Business.......................          $      1        $     60       $      2        $    107
   Imaging Business................................                --              --             --              --
   Long-Term Care Business.........................                --               4             --              17
   Other...........................................                39             497            276           1,137
                                                         -------------  -------------   -------------   -------------
       Total interest and investment income........          $     40        $    561       $    278        $  1,261
                                                         =============  =============   =============   =============

PROVISION (BENEFIT) FOR INCOME TAXES:
   Physician Supply Business.......................          $  2,810        $    770       $  5,094        $  5,229
   Imaging Business................................              (740)            (29)        (1,580)            307
   Long-Term Care Business.........................               451             754            682             754
   Other...........................................              (441)           (791)          (575)         (1,461)
                                                         -------------  -------------   -------------   -------------
       Total provision (benefit) for income taxes..          $  2,080        $    704       $  3,621        $  4,829
                                                         =============  =============   =============   =============

CAPITAL EXPENDITURES:
   Physician Supply Business.......................          $  2,222        $  3,690       $  5,514        $  6,446
   Imaging Business................................               693           1,314          1,571           2,541
   Long-Term Care Business.........................                37             190            220             390
   Other...........................................             2,775             205          4,530             429
                                                         -------------  -------------   -------------   -------------
       Total capital expenditures..................          $  5,727        $  5,399       $ 11,835        $  9,806
                                                         =============  =============   =============   =============


                                                         September 28,     March 30,
                                                             2001            2001
                                                         -------------  -------------
ASSETS:
   Physician Supply Business.......................       $   235,836     $   225,080
   Imaging Business................................           234,110         324,830
   Long-Term Care Business.........................           153,925         156,581
   Other...........................................            27,902          66,143
                                                         -------------  -------------
        Total assets...............................       $   651,773     $   772,634
                                                         =============  =============


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

     The Company, through Gulf South, it's Physician Sales & Service division and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts and California, while Federal and/or Federal multi-district litigation is present in Washington, Georgia, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

     Subsequent to the quarter ended June 29, 2001, the Company was named in the following 10 class action complaints: (1) Bordeaux v. PSS World Medical, Inc. et al.; (2) Gold v. PSS World Medical, Inc., et al; (3) McIntosh v. PSS World Medical, Inc. et al. ; (4) Rothbart v. PSS World Medical, Inc. et al.; (5) Schaechter v. PSS World Medical, Inc. et al.; (6) Van Den Haag v. PSS World Medical, Inc. et al. ; (7) Rodighiero v. PSS World Medical, Inc. et al.; (8) Foster v. PSS World Medical, Inc. et al.; (9) Weiler v. PSS World Medical, Inc. et al.; and (10) Adams v. PSS World Medical, Inc. et al.

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

     The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of the Company's common stock was artificially inflated during the class period. On September 13, 2001, certain plaintiffs filed a motion for consolidation of the above actions and for appointment of lead plaintiff and lead counsel. That motion remains pending. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms favorable to the Company.

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

         ITEM 2       PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     PSS World Medical, Inc., a Florida corporation (the "Company", "PSS World Medical", or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 91 service centers to customers in all 50 states. Since its inception in 1983, the Company, through strategic acquisitions and internal growth, has become a leader in three market segments it serves. The company's strategic advantages include a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative systems, and a culture of performance.

     The Company's Physician Sales & Service division is a leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 46 medical supply distribution service centers with approximately 701 sales representatives ("Physician Supply Business") serving physician offices in all 50 states. The Physician Supply Business' primary market is office-based physicians throughout the United States.

     The Company's subsidiary Diagnostic Imaging, Inc. ("DI") is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, and number of sales representatives. DI currently operates 31 imaging distribution service centers with approximately 857 service specialists and 196 sales representatives ("Imaging Business") serving customer sites in 42 states. The Imaging Business' primary markets are acute-care hospitals, imaging centers, and private practice physicians, veterinarians and chiropractors.

     The Company's subsidiary Gulf South Medical Supply, Inc. ("GSMS", or "Gulf South") is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. GSMS currently operates 13 distribution service centers and 1 satellite center with approximately 107 sales representatives ("Long-Term Care Business") serving long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains.

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

     Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased health care awareness, proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market. Also, as the cosmetic surgery and elective surgery markets continue to grow, physicians are increasingly performing more procedures in-office.

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

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. However, the majority of the market serviced by the Company remains small customers, with no single customer exceeding 10% of the consolidated Company's revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 35% of Long-Term Care Business' revenues for the three months ended September 28, 2001 represented sales to its top five customers. One of these top five customers is currently in Chapter 11 bankruptcy reorganization, and sales to this customer represents approximately 8% of Long-Term Care Business revenues, and less than 2% of the Company's consolidated sales, for the quarter ended September 28, 2001. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 28, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 29,
2000

     Net Sales. Net sales for the three months ended September 28, 2001 totaled $448.4 million, an increase of $2.2 million, or 0.5%, from net sales of $446.2 million for the three months ended September 29, 2000. During this period, sales of consumable products grew by approximately $6 million in the Physician Supply Business and $6 million in the Long-Term Care Business. The launch of the SRx and Answers sales initiatives, implemented during the last nine months, provided our sales force with a solutions based sales approach designed to meet customer needs and increase consumable product sales. In addition, the Company's Imaging Business experienced growth of approximately $4 million in its Women's Health Care strategic business unit ("SBU") on a comparable prior period basis. This growth was offset by the loss of revenues associated with i) the elimination of low profitability business in the Imaging Business, ii) the elimination of the underperforming Surgical SBU under a revised Imaging Business SBU structure, iii) vendor supply interruptions affecting the Imaging Business, and iv) the elimination of $3.1 million of International Business revenues due to the sale of the European operations.

     Gross Profit. Gross profit for the three months ended September 28, 2001 totaled $104.5 million, an increase of $3.0 million, or 3.0%, from gross profit of $101.5 million for the three months ended September 29, 2000. Gross profit as a percentage of net sales was 23.3% and 22.8% for the three months ended September 28, 2001 and September 29, 2000, respectively. The overall gross profit increase over the prior year quarter was primarily attributable to the sales growth discussed above. Within the operating segments, the Physician Supply Business realized improved gross profit from increased sales of higher margin consumable products, the Imaging Business was impacted by the revenue decreases discussed above, and the Long-Term Care Business maintained gross profit while continuing to experience large chain customer pricing pressure.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 28, 2001 totaled $69.4 million, a decrease of $0.3 million, or 0.4%, from general and administrative expenses of $69.7 million for the three months ended September 29, 2000. General and administrative expense as a percentage of net sales decreased to 15.5% from 15.6% for the comparable three-month period.

     On March 31, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. During the three months ended September 28, 2001, general and administrative expenses included $1.6 million of goodwill amortization. Refer to Note 5, Goodwill in the accompanying condensed consolidated financial statements for further discussion.

     During the three months ended September 28, 2001, the Company recognized additional depreciation expense over the prior comparative period for completed phases of its Enterprise Resource Planning System, electronic commerce platforms (MyPSS.com and MyDIOnline.com), and supply chain integration. In addition, the Company incurred additional consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements. However, general and administrative expenses in the Company's Other Segment decreased over the prior year period by $0.3 million due to the sale of the European operations.

     General and administrative expenses may include charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                          Three Months Ended
                                     -----------------------------
                                     September 28,   September 29,
                                         2001             2000
                                     -------------   -------------

Merger costs and expenses.......          $    757        $  1,584
Restructuring costs and expenses               596           1,013

Operational tax charge..........            (1,008)             --
Other...........................                 2           1,634
                                     -------------   -------------
                                         $    347        $  4,231
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

         The Company has recorded merger costs and expenses related to branch shutdown and lease termination costs. For the three months ended September 29, 2000, the Company recorded $0.3 million of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended September 28, 2001, the Company reversed $19,000 of merger costs and expenses, which primarily related to lease termination expenses not incurred as previously expected. Refer to Note 3, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

         In addition, effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three months ended September 28, 2001 and September 29, 2000, the Company expensed $0.8 million and $1.3 million respectively, related to the Retention Plans.

         Restructuring Costs and Expenses

         The Company has recorded restructuring costs and expenses related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended September 28, 2001 and September 29, 2000, the Company recorded $0.7 million and $1.0 million, respectively, of restructuring costs as incurred. These costs for the three months ended September 28, 2001, resulted from the involuntary termination of 14 employees and branch shutdown and lease termination costs incurred for the merger of two distribution centers into existing locations. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended September 28, 2001, the Company reversed $71,000 of restructuring costs.

         Operational Tax Charge

         The Company performed an analysis of previously recorded operating tax charge reserves and reversed $1.0 million during the three months ended September 28, 2001.

         Other

         During the three months ended September 28, 2001 and September 29, 2000, the Company incurred $2,000 and $1.6 million, respectively, primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternatives process and severance costs.

     Selling Expenses. Selling expenses for the three months ended September 28, 2001 totaled $27.1 million, a decrease of $1.5 million, or 5.2%, from selling expenses of $28.6 million for the three months ended September 29, 2000. Selling expense as a percentage of net sales was approximately 6.1% and 6.4% for the three months ended September 28, 2001 and September 29, 2000, respectively

     Operating Income. Operating income for the three months ended September 28, 2001 totaled $7.9 million, an increase of $4.8 million, compared to the three months ended September 29, 2000 total of $3.1 million due to the factors discussed above.

     Interest Expense. Interest expense for the three months ended September 28, 2001 totaled $3.0 million, a decrease of $1.7 million, or 36.2%, from interest expense of $4.7 million for the three months ended September 29, 2000. The decrease is primarily attributable to lower outstanding debt balances under the revolving Credit Agreement over the prior year period and a general reduction in interest rates.

     Interest and Investment Income. Interest and investment income for the three months ended September 28, 2001 totaled $0.1 million, a decrease of $0.5 million, or 83.3%, from interest and investment income of $0.6 million for the three months ended September 29, 2000. The decrease results from lower invested cash balances over the prior year period.

     Other Income. Other income for the three months ended September 28, 2001 totaled $0.5 million, a decrease of $0.2 million, or 28.6%, from other income of $0.7 million for the three months ended September 29, 2000. Other income primarily consists of finance charges on customer accounts.

     Provision for Income Taxes. Provision for income taxes was $2.1 million for the three months ended September 28, 2001, a change of $1.4 million from the provision for income taxes of $0.7 million for the three months ended September 29, 2000. The effective income tax rate was approximately 37.9% for the three months ended September 28, 2001. Historically, the effective tax rate has been higher than the Company's statutory rate due to the non-deductibility of a portion of goodwill amortization expense resulting from the tax-free nature of certain acquisitions. The elimination of goodwill amortization during the quarter ended September 28, 2001 due to the adoption of SFAS 142 has resulted in increased pretax earnings with minimal incremental effect on the provision of income taxes.

     Net Income. Net income for the three months ended September 28, 2001 totaled $3.4 million compared to net loss of $1.0 million for the three months ended September 29, 2000 due to the factors discussed above.


SIX MONTHS ENDED SEPTEMBER 28, 2001 VERSUS SIX MONTHS ENDED SEPTEMBER 29, 2000

     Net Sales. Net sales for the six months ended September 28, 2001 totaled $895.1 million, a decrease of $22.7 million, or 2.5%, from net sales of $917.8 million for the six months ended September 29, 2000. During this period, sales of consumable products grew by approximately $11 million in the Physician Supply Business and $9 million in the Long-Term Care Business. The launch of the SRx and Answers sales initiatives, implemented during the last nine months, provided our sales force with a solutions based sales approach designed to meet customer needs and increase consumable product sales. In addition, the Company's Imaging Business experienced growth of approximately $4 million in its Women's Health Care SBU on a comparable prior period basis. This growth was offset by the loss of revenues associated with i) the elimination of low profitability business in the Imaging Business, ii) the elimination of the underperforming Surgical SBU under a revised Imaging Business SBU structure, iii) vendor supply interruptions affecting the Imaging Business,
     iv) the termination of certain equipment vendor relationships in the Physician Supply Business, and v) the elimination of $8 million of International Business revenues due to the sale of the European operations.

     Gross Profit. Gross profit for the six months ended September 28, 2001 totaled $206.2 million, a decrease of $9.6 million, or 4.4%, from gross profit of $215.8 million for the six months ended September 29, 2000. Gross profit as a percentage of net sales was 23.0% and 23.5% for the six months ended September 28, 2001 and September 29, 2000, respectively. The overall gross profit decrease over the prior year quarter was primarily attributable to the sales decrease discussed above. Within the operating segments, the Physician Supply Business realized improved gross profit from increased sales of higher margin consumable products, the Imaging Business was impacted by the revenue decreases discussed above, and the Long-Term Care Business maintained gross profit while experiencing continued large chain customer pricing pressure.

     General and Administrative Expenses. General and administrative expenses for the six months ended September 28, 2001 totaled $137.9 million, a decrease of $4.5 million, or 3.2%, from general and administrative expenses of $142.4 million for the six months ended September 29, 2000. General and administrative expense as a percentage of net sales decreased to 15.4% from 15.5% for the comparable six-month period.

     On March 31, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. During the six months ended September 28, 2001, general and administrative expenses included $3.2 million of goodwill amortization. Refer to Note 5, Goodwill in the accompanying condensed consolidated financial statements for further discussion.

     During the six months ended September 28, 2001, the Company recognized additional depreciation expense over the prior comparative period for completed phases of its Enterprise Resource Planning System, electronic commerce platforms (MyPSS.com and MyDIOnline.com), and supply chain integration. In addition, the Company incurred additional consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements. However, general and administrative expenses in the Company's Other Segment decreased over the prior year six month period by $1.7 million due to the sale of the European operations.

     General and administrative expenses may include charges related to merger activity, restructuring activity, and other special items. The following table summarizes unusual charges included as components of general and administrative expenses in the accompanying consolidated income statements:

                                            Six Months Ended
                                     ------------------------------
                                     September 28,    September 29,
                                         2001              2000
                                     -------------    -------------

Merger costs and expenses.......        $  1,297          $  3,159
Restructuring costs and expenses           1,090             2,253
Operational tax charge..........          (1,459)               --
Other...........................              11             2,420
                                     -------------    -------------
                                        $    939          $  7,832
                                     =============    =============

         Merger Costs and Expenses

         The Company has recorded merger costs and expenses related to branch shutdown and lease termination costs. For the six months ended September 28, 2001 and September 29, 2000, the Company recorded $35,000 and $0.6 million, respectively, of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the six months ended September 28, 2001, the Company reversed $0.3 million of merger costs and expenses, which primarily related to lease termination expenses not incurred as previously expected. Refer to Note 3, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

         In addition, effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. During the six months ended September 28, 2001 and September 29, 2000, the Company expensed $1.6 million and $2.5 million respectively, related to the Retention Plans.

         Restructuring Costs and Expenses

         The Company has recorded restructuring costs and expenses related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For six months ended September 28, 2001 and September 29, 2000, the Company recorded $1.2 million and $2.3 million, respectively, of restructuring costs as incurred. These costs for the six month period end September 28, 2001, resulted from the involuntary termination of 52 employees and branch shutdown and lease termination costs incurred for the merger of five distribution centers into existing locations. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the six months ended September 28, 2001, the Company reversed $0.1 million of restructuring costs.

         Operational Tax Charge

         The Company performed an analysis of previously recorded operating tax charge reserves and reversed $1.5 million during the six months ended September 28, 2001.

         Other

         During the six months ended September 28, 2001 and September 29, 2000, the Company incurred $11,000 and $2.3 million, respectively, primarily relating to legal and professional fees and other costs pursuant to the Company's strategic alternatives process and severance costs. In addition, during the six months ended September 29, 2000, the Imaging Business incurred $0.1 million of professional fees for acquisitions not consummated.

     Selling Expenses. Selling expenses for the six months ended September 28, 2001 totaled $53.6 million, a decrease of $4.4 million, or 7.6%, from selling expenses of $58.0 million for the six months ended September 29, 2000. Selling expense as a percentage of net sales was approximately 6.0% and 6.3% for the six months ended September 28, 2001 and September 29, 2000, respectively.

     International Business Exit Charge. During the quarter ended June 29, 2001, the Company completed the sale of its European operations and recorded a reversal of $0.5 million of the previously established International Business exit charge due to lower than expected costs to exit the operations.

     Operating Income. Operating income for the six months ended September 28, 2001 totaled $15.2 million, a decrease of $0.2 million, compared to the six months ended September 29, 2000 total of $15.4 million due to the factors discussed above.

     Interest Expense. Interest expense for the six months ended September 28, 2001 totaled $7.2 million, a decrease of $2.5 million, or 25.8%, from interest expense of $9.7 million for the six months ended September 29, 2000. The decrease is primarily attributable to lower outstanding debt balances under the revolving Credit Agreement over the prior year and a general reduction in interest rates, partially offset by the accelerated amortization of approximately $400 of debt issuance costs upon refinancing the prior credit facility on May 24, 2001.

     Interest and Investment Income. Interest and investment income for the six months ended September 28, 2001 totaled $0.3 million, a decrease of $1.0 million, or 76.9%, from interest and investment income of $1.3 million for the six months ended September 29, 2000. The decrease results from lower invested cash balances over the prior year period.

     Other Income. Other income for the six months ended September 28, 2001 totaled $1.4 million, a decrease of $0.1 million, or 6.7%, from other income of $1.5 million for the six months ended September 29, 2000. Other income primarily consists of finance charges on customer accounts.

     Provision for Income Taxes. Provision for income taxes was $3.6 million for the six months ended September 28, 2001, a change of $1.2 million from the provision for income taxes of $4.8 million for the six months ended September 29, 2000. The effective income tax rate was approximately 37.3% for the six months ended September 28, 2001. Historically, the effective tax rate has been higher than the Company's statutory rate due to the non-deductibility of a portion of goodwill amortization expense resulting from the tax-free nature of certain acquisitions. The elimination of goodwill amortization during the quarter ended September 28, 2001 due to the adoption of SFAS 142 has resulted in increased pretax earnings with minimal incremental effect on the provision of income taxes.

     Net Income (Loss). The Company incurred a net loss for the six months ended September 28, 2001 of $84.0 million compared to net income of $3.7 million for the six months ended September 29, 2000. The increase in the loss primarily relates to a goodwill impairment charge of $90.0 million, net of income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142. Refer to Note 5, Goodwill for further discussion. Otherwise, variances are due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations and revolving credit borrowings.

     Statement of Cash Flows Discussion

     Net cash provided by operating activities was $56.6 million and $13.0 million for the six months ended September 28, 2001 and September 29, 2000, respectively. During the six months ended September 28, 2001, the Company reported income before the cumulative effect of an accounting change of $6.1 million. In addition, to reconcile reported income to cash flows from operating activities, operating cash flows were positively impacted by $12.9 million, in aggregate, of non-cash items related to depreciation, intangibles amortization, debt issuance cost amortization, and provisions for doubtful accounts. Operating cash flows were also positively impacted by the continued implementation of working capital reduction initiatives that started in the last half of fiscal 2001 and continued into the first half of fiscal 2002. During the six months ended September 28, 2001, accounts payable increased by approximately $27 million, accounts receivable increased $5 million, and inventory increased $10 million, resulting in a net $12 million decrease in operating working capital which positively impacted operating cash flows. In addition, other assets, net of other liabilities, decreased by $25.0 million and include the collection of a $7.0 million IRS refund receivable.

     Net cash used in investing activities was $12.5 million and $10.5 million for the six months ended September 28, 2001 and September 29, 2000, respectively. During the six months ended September 28, 2001, net cash used in investing activities resulted from approximately $11.8 million of capital expenditures primarily related to the continued development of the Company's Enterprise Resource Planning System, electronic commerce platforms, and supply chain integration.

     Net cash used in financing activities was $54.3 million and $20.8 million for the six months ended September 28, 2001 and September 29, 2000, respectively. During the six months ended September 28, 2001, the Company repaid a net $54 million in bank debt. Sources of the repayment included approximately $10 million of cash balances and $44 of cash flows from operating activities.

     Operating Trends

     The Company had working capital of $266.1 million and $316.3 million as of September 28, 2001 and March 30, 2001, respectively. Accounts receivable, net of allowances, were $235.5 million and $236.8 million at September 28,

     2001 and March 30, 2001, respectively. The average number of days sales in accounts receivable outstanding was approximately 46.7 and 51.7 days for the three months ended September 28, 2001 and the year ended March 30, 2001, respectively. For the three months ended September 28, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 46.2, 41.8, and 56.5 days, respectively.

     Inventories were $161.5 million and $154.7 million as of September 28, 2001 and March 30, 2001, respectively. The Company had inventory turnover of 8.5x and 8.4x for the three months ended September 28, 2001 and the year ended March 30, 2001, respectively. For the three months ended September 28, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had inventory turnover of 8.7x, 7.7x, and 10.2x, respectively.

     The following table presents EBITDA and other financial data for the three and six months ended September 28, 2001 and September 29, 2000:

                                                      Three Months Ended              Six Months Ended
                                                 ----------------------------   -----------------------------
                                                 September 28,  September 29,   September 28,   September 29,
                                                      2001           2000           2001            2000
                                                --------------  -------------   -------------   -------------
                                                                    (Dollars in thousands)

 Other Financial Data:
    Income from operations...................      $  7,922      $  3,151       $  15,219          $  15,419
    Plus:  other income......................           462            71           1,408              1,527
    Plus:  depreciation and amortization.....         4,509         5,661           8,800             11,135
                                                --------------  -------------   -------------   -------------
    EBITDA (a)    ...........................      $ 12,893      $  9,527       $  25,427          $  28,081
                                                --------------  -------------   -------------   -------------

    Interest expense.........................      $  2,942      $  4,687       $   7,193          $   9,722
    Interest coverage (b)....................           4.4x          2.0x            3.6x               2.9x
    EBITDA margin (c)........................           2.9%          2.1%            2.8%               3.1%

    Cash provided by operating activities....                                   $  56,587          $  12,989
    Cash used in investing activities........                                   $ (12,479)         $ (10,452)
    Cash used in financing activities........                                   $ (54,254)         $ (20,800)

     Refer to the Liquidity and Capital Resources section above of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of cash flows from operating, investing and financing activities.

(a) EBITDA represents income from operations, plus other income, plus depreciation and amortization, and excludes net interest expense and provision for income taxes. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies.

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

     On June 28, 2001, the Company entered into a First Amendment to the Credit Agreement (the "Amendment"), by and among the Company, as borrower thereunder, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The Amendment amends the Credit Agreement to increase the maximum available borrowings under the Credit Agreement from $120 million to $150 million. The Amendment also, among other things, increased the percentage of Lenders whose consent was required for an amendment of Credit Agreement from more than 50% to more than 55% and amended certain provisions relating to protective advances, limitations on issuances of letters of credit, indemnification, and landlord consents. The conditions to the effectiveness of the Amendment were satisfied on September 28, 2001.

     As of September 28, 2001, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

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

     The Company's long-term debt obligations are primarily comprised of the $125.0 million senior subordinated notes, which bear interest at a fixed rate of 8.5%, and borrowings under the Credit Facility. As of September 28, 2001, the Company had $11.0 million outstanding under the Credit Facility at variable interest rates, at the Company's option, at either the bank's prime rate plus a margin of between 0.25% and 1.00% or at LIBOR plus a margin of between 1.75% and 3.50%. The weighted-average interest rate of borrowings under the Credit Agreement was 6.25% as of September 28, 2001.

     The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company seeks to maximize capital preservation by investing these funds in high-quality issuers.

     As of September 28, 2001, the Company did not hold any derivative financial or commodity instruments.

                            PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

See Note 9 of this Form 10-Q and Item 3 of the Company's Form 10-K for the fiscal year ended on March 30, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      Not applicable.

(b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on August 23, 2001. The following items were presented for the vote of the shareholders, with the results indicated below:

1. The following directors were elected to serve a three-year term of office to expire at the annual meeting in 2004 or until their successors have been elected and qualified.


             Directors              Votes For       Votes Against       Abstentions       Broker Non-Votes
         ------------------        -------------   --------------      --------------    ----------------
         Melvin L. Hecktman          64,087,163             --             1,545,667               --
         Delores P. Kesler           64,086,211             --             1,546,619               --
         David A. Smith              63,642,848             --             1,989,982               --


     Immediately following the meeting, the directors of the Company consisted of the following individuals:

                  Clark A. Johnson
                  T. O'Neal Douglas
                  Melvin L. Hecktman
                  Delores P. Kesler
                  David A. Smith
                  Hugh M. Brown
                  Charles R. Scott
                  Donna C.E. Williamson

2. The Company's Amended and Restated Directors' Stock Plan was amended to increase the number of shares of the Company's common stock available under the plan from 400,000 to 800,000 shares.


         Votes For        Votes Against       Abstentions       Broker Non-Votes
         ----------        -------------       -----------      ----------------
         42,170,260          23,205,223          257,347                --


3. The Company's 1999 Long-Term Incentive Plan was amended to (i) increase the number of shares of the Company's common stock available under the plan from 2,270,000 to 4,370,000 shares, (ii) to expand the class of individuals eligible to participate under the plan, and (iii) to limit the term of any option granted under the plan to no more than ten years.

         Votes For        Votes Against       Abstentions       Broker Non-Votes
         ----------        -------------       -----------      ----------------
         58,813,347          6,665,817           153,666                --



ITEM 5.       OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit
Number                                         Description
---------                               --------------------------


3.1 Amended and Restated Articles of Incorporation, dated as of March 15, 1994.(14)

3.1a Articles of Amendment to Articles of  Incorporation,  dated as of September
     24, 2001.

3.1b Articles of Amendment to Articles of  Incorporation,  dated as of November
     9, 2001].

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

4.4 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(15)

4.4a Amendment to Shareholder Protection Rights Agreement,  dated as of June 21,
     2000, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.(11)


  10.1          Incentive Stock Option Plan, dated as of May 14, 1986.(1)
  10.2          Amended and Restated Directors Stock Plan.(8)
  10.3          Amended and Restated 1994 Long-Term Incentive Plan.(8)
  10.4          Amended and Restated 1994 Long-Term Stock Plan.(8)
  10.5          1994 Employee Stock Purchase Plan.(2)
  10.6          1994 Amended Incentive Stock Option Plan.(1)
  10.7          PSS World Medical, Inc. 1999 Long-Term Incentive Plan.(10)
  10.8          Distributorship  Agreement  between  Abbott  Laboratories  and PSS World  Medical,  Inc.  (Portions
                omitted pursuant to a request for confidential treatment - Separately filed with the SEC).(6)
  10.9          Stock Purchase Agreement between Abbott Laboratories and Physician Sales & Service, Inc.(6)
  10.10         Amended and Restated  Physician  Sales and  Service,  Inc.  Employee  Stock  Ownership  and Savings
                Plan.(9)
  10.10a        First  Amendment to the Physician  Sales and Service,  Inc.  Employee  Stock  Ownership and Savings
                Plan.(9)
  10.11         Agreement and Plan of Merger,  dated as of December 14,  1997, by and among the Company, PSS Merger
                Corp. and Gulf South Medical Supply, Inc.(5)
  10.12         Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America,, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (16)
  10.12a        Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of
                America,, N.A., as Agent, and Banc of America Securities LLC, as Arranger.(17)
  10.13         Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.(7)

  10.13a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                David A. Smith.(7)
  10.14         Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen,
                Sr.(7)
  10.14a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John
                F. Sasen, Sr.(7)
  10.15         Employment Agreement, dated as of April 1, 1998, by and between the Company and Douglas J.
                Harper.(13)
  10.15a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Douglas J. Harper.(13)
  10.16         Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A.
                Corless.(13)


  10.16a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary
                A. Corless.(13)
  10.17         Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P.
                English.(13)
  10.17a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Kevin P. English.(13)
  10.18         Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E.
                Dell.(7)
  10.19         Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A.
                Zambetti.(7)
  10.20         Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C.
                Kelly.(7)
  21.1          List of Subsidiaries of the Company.(7)

(1)      Incorporated by Reference to the Company's Registration Statement on Form S-1, Registration No. 33-76580.
(2)      Incorporated by Reference to the Company's Registration Statement on Form S-8, Registration No. 33-80657.
(3)      Incorporated by Reference to the Company's Registration Statement on Form S-3, Registration No. 33-97524.
(4)      Incorporated by Reference to the Company's Registration Statement on Form S-4, Registration No. 333-39679.
(5)      Incorporated by Reference from Annex A to the Company's Registration Statement on Form S-4, Registration No. 333-44323.
(6)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended March 30, 1995.
(7)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended March 30, 2001.
(8)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
(9)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
(10)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(11)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(12)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2000.
(13)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.
(14)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.
(15)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.
(16)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 5, 2001.
(17)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed July 3, 2001.


     (b)  Reports on Form 8-K

          The following current reports on Form 8-K were filed during the quarter ended September 28, 2001:

         Date of Report   Items Reported
         ---------------- ------------------------------------------------------
         July 3, 2001     Announcing the terms of an amendment, dated as of June
                          28, 2001, to the Company's Credit Agreement.
         ---------------- ------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 12, 2001.

                           PSS WORLD MEDICAL, INC.

                           By:                  /s/ David A. Smith
                                    --------------------------------------------
                                    David A. Smith,
                                    President and Chief Financial Officer