Form 10-Q
period 2001-12-28
PSS WORLD MEDICAL INC
filed 2002-02-11
CIK 920527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     December 28, 2001
                                            -----------------

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

                                 [X] Yes [ ] No

         As of February 11, 2002 a total of 71,217,195 shares of common stock, par value $.01 per share, of the registrant were outstanding.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                                December 28, 2001


                                TABLE OF CONTENTS



                                                                                                             PAGE
ITEM

       Information Regarding Forward-Looking Statements..................................................      3

                                      PART I - FINANCIAL INFORMATION

1. Financial Statements
       Condensed Consolidated Balance Sheets - December 28, 2001 and March 30, 2001......................      4
       Condensed Consolidated Statements of Operations - for the Three and Nine Months Ended December 28,
           2001 and December 29, 2000....................................................................      5
       Condensed Consolidated Statements of Cash Flows - for the Nine Months Ended December 28, 2001 and.
           December 29, 2000.............................................................................      6
       Notes to Condensed Consolidated Financial Statements - December 28, 2001 and December 29, 2000....      7
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................     18
3. Quantitative and Qualitative Disclosures About Market Risk............................................     28

                                       PART II - OTHER INFORMATION
Item 1 - Legal Proceedings...............................................................................     29
Item 2 - Change in Securities and Use of Proceeds........................................................     29
Item 3 - Defaults Upon Senior Securities.................................................................     29
Item 4 - Submissions of Matters to a Vote of Security Holders............................................     29
Item 5 - Other Information...............................................................................     29
Item 6 - Exhibits and Reports on Form 8-K................................................................     29
Signatures...............................................................................................     33


                              CAUTIONARY STATEMENTS

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's Annual Report on Form 10-K, in this Form 10-Q and elsewhere in the Company's filings with the Securities and Exchange Commission (the "SEC"). Factors that may affect the plans or results of the Company include: (a) the ability of the Company to successfully implement its business plan; (b) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (c) competitive factors; (d) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (d) changes in labor, equipment and capital costs; (e) changes in regulations affecting the Company's business; (f) future acquisitions or strategic partnerships; and (g) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                             December 28,          March 30,
                                                                                                 2001                 2001
                                                                                           ------------------   -----------------
                                                                                              (Unaudited)
                                               ASSETS
          Current Assets:
             Cash and cash equivalents..................................................       $ 39,453             $ 34,374
             Marketable securities......................................................            753                  314
             Accounts receivable, net...................................................        226,473              236,846
             Inventories, net...........................................................        171,381              154,725
             Employee advances..........................................................            452                  478
             Prepaid expenses and other.................................................         41,978               60,633
                                                                                           ------------------   -----------------
                     Total current assets...............................................        480,490              487,370

          Property and equipment, net...................................................         82,017               76,247
          Other Assets:
             Goodwill ..................................................................         60,644              163,879
             Intangibles, net...........................................................         16,478               19,573
             Employee advances..........................................................            541                  524
             Other......................................................................         30,020               25,041
                                                                                           ------------------   -----------------
                     Total assets.......................................................       $670,190             $772,634
                                                                                           ==================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable...........................................................       $148,376             $119,238
             Accrued expenses...........................................................         37,752               39,234
             Current maturities of long-term debt and capital lease obligations.........             --                1,752
             Other......................................................................         24,931               10,855
                                                                                           ------------------   -----------------
                     Total current liabilities..........................................        211,059              171,079
          Long-term debt and capital lease obligations, net of current portion..........        125,000              190,040
          Other.........................................................................          9,353                7,213
                                                                                           ------------------   -----------------
                     Total liabilities..................................................        345,412              368,332
                                                                                           ------------------   -----------------

          Shareholders' Equity:
             Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares
                 issued and outstanding.................................................             --                   --
             Common stock, $.01 par value; 150,000,000 shares authorized, 71,180,440 and
                 71,077,236 shares issued and outstanding at December 28, 2001 and March
                 30, 2001, respectively.................................................            712                  711
             Additional paid-in capital.................................................        349,378              348,701
             (Accumulated deficit) retained earnings....................................        (25,650)              54,890
             Cumulative other comprehensive income......................................            338                   --
                                                                                           ------------------   -----------------
                     Total shareholders' equity.........................................        324,778              404,302
                                                                                           ------------------   -----------------
                     Total liabilities and shareholders' equity.........................       $670,190             $772,634
                                                                                           ==================   =================

 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)





                                                        Three Months Ended                         Nine Months Ended
                                              ----------------------------------------  ----------------------------------------
                                              December 28, 2001    December 29, 2000    December 28, 2001    December 29, 2000
                                              -------------------  -------------------  -------------------  -------------------


Net sales                                       $  455,312           $  449,394           $1,350,422           $1,367,192
Cost of goods sold                                 349,477              344,505            1,038,372            1,046,492
                                              -------------------  -------------------  -------------------  -------------------
      Gross profit                                 105,835              104,889              312,050              320,700

General and administrative expenses                 71,196               96,487              209,068              238,853
Selling expenses                                    27,671               28,479               81,309               86,505
International business exit charge                       -               14,917                 (514)              14,917
                                              -------------------  -------------------  -------------------  -------------------
      Income (loss) from operations                  6,968              (34,994)              22,187              (19,575)
                                              -------------------  -------------------  -------------------  -------------------

Other income (expense):
      Interest expense                              (2,566)              (4,673)              (9,759)             (14,395)
      Interest and investment income                    48                  547                  326                1,808
      Other income                                     572                  567                1,980                2,094
                                              -------------------  -------------------  -------------------  -------------------
                                                    (1,946)              (3,559)              (7,453)             (10,493)
                                              -------------------  -------------------  -------------------  -------------------

Income (loss) before provision for income
   taxes and cumulative effect of accounting         5,022              (38,553)              14,734              (30,068)
   change
Provision (benefit) for income taxes                 1,608               (8,504)               5,229               (3,675)
                                              -------------------  -------------------  -------------------  -------------------
Income (loss) before cumulative effect of            3,414              (30,049)               9,505              (26,393)
   accounting change
Cumulative effect of accounting change (net
   of income taxes of  $14,444)                         --                   --              (90,045)                  --
                                              -------------------  -------------------  -------------------  -------------------
Net income (loss)                               $    3,414           $  (30,049)          $  (80,540)          $  (26,393)
                                              ===================  ===================  ===================  ===================

Earnings per share - Basic:
   Income (loss) before cumulative effect of
     accounting change                                $0.05               $(0.42)              $ 0.13               $(0.37)
   Cumulative effect of accounting change               --                   --                 (1.26)                  --
                                              -------------------  -------------------  -------------------  -------------------
   Net income (loss)                                  $0.05               $(0.42)              $(1.13)              $(0.37)
                                              ===================  ===================  ===================  ===================

Earnings per share - Diluted:
   Income (loss) before cumulative effect of          $0.05
     accounting change                                                    $(0.42)              $ 0.13               $(0.37)
   Cumulative effect of accounting change               --                   --                 (1.25)               --
                                              -------------------  -------------------  -------------------  -------------------
   Net income (loss)                                  $0.05               $(0.42)              $(1.12)              $(0.37)
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


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                            Nine Months Ended
                                                                                  --------------------------------------
                                                                                  December 28, 2001   December 29, 2000
                                                                                  ------------------  ------------------

Cash Flows From Operating Activities:
   Net loss...................................................................       $  (80,540)        $  (26,393)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of accounting change.................................           90,045                 --
       Depreciation...........................................................            9,352              7,803
       Amortization of goodwill and intangible assets.........................            4,449              9,386
       Amortization of debt issuance costs....................................            1,294                608
       Provision for doubtful accounts........................................            4,080             23,164
       International Business exit charge ....................................             (514)            14,917
       ESOP amortization......................................................               --                345
       Loss on marketable securities..........................................              114                 --
       Deferred compensation expense..........................................              580                 --
       Gain on sale of fixed assets...........................................               33                  1
       Changes in operating assets and liabilities:
          Accounts receivable.................................................            3,674             15,632
          Inventories, net....................................................          (19,499)            (3,416)
          Prepaid expenses and other current assets...........................           18,426             (6,588)
          Other assets........................................................            7,499             (8,352)
          Accounts payable, accrued expenses, and other liabilities...........           49,775              7,791
                                                                                  ------------------ -------------------
              Net cash provided by operating activities.......................           88,768             34,898
                                                                                  ------------------ -------------------

Cash Flows From Investing Activities:
    Proceeds from sales of property and equipment.............................               69                365
    Proceeds from sales and maturities of marketable securities...............               --                  3
    Capital expenditures......................................................          (16,546)           (16,494)
    Proceeds from sale of International Business..............................              221                 --
    Purchases of businesses, net of cash acquired.............................           (1,254)              (658)
    Payments on noncompete agreements.........................................           (1,120)            (1,140)
                                                                                  ------------------ -------------------
              Net cash used in investing activities...........................          (18,630)           (17,924)
                                                                                  ------------------ -------------------

Cash Flows From Financing Activities:
    Proceeds from borrowings..................................................           90,725             80,000
    Repayment of borrowings...................................................         (155,790)          (119,302)
    Principal payments under capital lease obligations........................              (92)               (66)
    Other.....................................................................               98             (1,085)
                                                                                  ------------------ -------------------
              Net cash used in financing activities...........................          (65,059)           (40,453)
                                                                                  ------------------ -------------------

Net increase (decrease) in cash and cash equivalents..........................            5,079            (23,479)

Cash and cash equivalents, beginning of period................................           34,374             60,414
                                                                                  ------------------ -------------------
Cash and cash equivalents, end of period......................................       $   39,453         $   36,935
                                                                                  ================== ===================

 The accompanying notes are an integral part of these condensed consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED DECEMBER 28, 2001 AND DECEMBER 29, 2000
                                   (Unaudited)
      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)




NOTE 1 - BASIS OF PRESENTATION

     PSS World Medical, Inc. (the "Company" or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 87 service centers to customers in all 50 states.

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

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations consummated after June 30, 2001 and eliminates the pooling-of-interests method. The Company will apply the provisions of SFAS 141 to acquisitions initiated after June 30, 2001.

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

     The Company elected to adopt SFAS 142 as of March 31, 2001, the first day of fiscal year 2002. During the quarter ended September 28, 2001, the Company completed both steps of the transitional goodwill impairment tests which resulted in an impairment charge of $90,045, net of income taxes of $14,444. Refer to Note 5, Goodwill for further discussion of the impact of SFAS 142 on the Company's financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will apply the provisions of SFAS 144 beginning March 30, 2002, the first day of fiscal 2003. The Company is in the process of evaluating the impact that the adoption of SFAS 144 will have on its results of operations.


NOTE 2 - CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses may include charges related to merger activity, restructuring activity, and other special items. The following table summarizes unusual charges included as components of general and administrative expenses in the accompanying consolidated statements of operations:

                                           Three Months Ended                 Nine Months Ended
                                      ----------------------------       -----------------------------
                                       December 28,   December 29,        December 28,    December 29,
                                          2001            2000               2001           2000
                                      -------------   ------------       -------------    ------------

Merger costs and expenses..........   $      802      $    1,527          $    2,099       $   4,686
Restructuring costs and expenses...          354           5,333               1,444           7,586
Operational tax charge reversal....         (379)           (269)             (1,838)           (269)
Acceleration of depreciation.......           --           1,504                  --           1,504
Long-Term Care business bad debt
    charge.........................           --          19,991                  --          19,991
Other..............................          426             170                 437           2,590
                                      -------------   ------------       -------------    ------------
                                      $    1,203      $   28,256          $    2,142       $  36,088
                                      =============   ============       =============    ============

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

     If the criteria described in EITF 94-3 or EITF 95-14 are not met, the Company records merger costs and expenses as incurred. Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities; (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting; (3) systems or training costs to convert the acquired companies to the Company's existing information system; and (4) training costs related to conforming the acquired companies' operational policies to that of the Company's operational policies. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

     The Company has recorded merger costs and expenses related to branch shutdown and lease termination costs. For the three months ended December 28, 2001 and December 29, 2000, the Company recorded $26 and $264, respectively, of merger charges expensed as incurred. For the nine months ended December 28, 2001 and December 29, 2000, the Company recorded $42 and $881, respectively, of merger charges expensed as incurred. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended December 29, 2000, the Company reversed $8 of merger costs and expenses. For the nine months ended

     December 28, 2001 and December 29, 2000, the Company reversed $271 and $8, respectively, of merger costs and expenses, primarily related to lease termination expenses that were not incurred as previously expected. Refer to Note 3, Accrued Merger and Restructuring Costs and Expenses, for further discussion regarding merger plans.

     In addition, effective February 1, 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and the PSS World Medical, Inc. Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. Accordingly, during the three months ended December 28, 2001 and December 29, 2000, the Company expensed $776 and $1,271, respectively, related to the Retention Plans. During the nine months ended December 28, 2001 and December 29, 2000, the Company expensed $2,328 and $3,813, respectively, related to the Retention Plans.

     Restructuring Costs and Expenses

     The Company has recorded restructuring costs and expenses related to other exit costs as incurred, which include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. For the three months ended December 28, 2001 and December 29, 2000, the Company recorded $354 and $543, respectively, of restructuring costs as incurred. The costs for the three months ended December 28, 2001, resulted from the involuntary termination of 11 employees, branch shutdown costs and lease termination costs for the merger into existing locations of four distribution centers in the Company's Diagnostic Imaging, Inc. subsidiary. For the nine months ended December 28, 2001 and December 29, 2000, the Company recorded $1,525 and $2,796, respectively, of restructuring costs as incurred. The costs for the nine months ended December 28, 2001, resulted from the involuntary termination of 63 employees, branch shutdown costs and lease termination costs for the merger into existing locations of three distribution centers in the Company's Physician Sales & Service division and seven distribution centers in the Company's Diagnostic Imaging, Inc. subsidiary. At the end of each quarter, management reevaluates its plans and adjusts previous estimates. For the three months ended December 29, 2000, the Company reversed $269 of restructuring costs. For the nine months ended December 28, 2001 and December 29, 2000, the Company reversed $81 and $269, respectively, of restructuring costs relating to lease termination, branch shutdown, and severance costs.

     During the three months ended December 29, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company ("Plan E"). This plan includes costs related to the severance of certain members of senior management including the Company's former Chairman and Chief Executive Officer and costs to make permanently idle two distribution centers - one in the Company's subsidiary, Diagnostic Imaging, Inc., and one in the Company's Physician Sales & Service division. Accordingly, the Company recorded restructuring costs and expenses of $5,059 at the commitment date of the restructuring plan adopted by management.

     Operational Tax Charge

     The Company performed an analysis of previously recorded operating tax charge reserves and reversed $379 and $1,838 during the three and nine months ended December 28, 2001, respectively. For the three and nine months ended December 29, 2000, the Company reversed $269 of a previously recorded operating tax charge reserve.

     Acceleration of Depreciation

     During the quarter ended December 29, 2000, the Company identified certain assets to be replaced due to the implementation of its Enterprise Resource Planning ("ERP") system. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the assets. Based on the Company's analysis, the impairment did not exist on the division level; therefore, management reviewed the depreciation estimates in accordance with Accounting Principles Board No. 20, Accounting Changes, and recorded $1,504 of accelerated depreciation.

     Long-Term Care Business Bad Debt Charge

     During the quarter ended December 29, 2000, the Company recorded $19,991 of bad debt expense to increase the accounts receivable reserves at the Company's subsidiary, Gulf South Medical Supply, Inc. The increase to the reserve balance was primarily attributed to changes in assumptions concerning customers currently in bankruptcy based on information acquired during the quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to (1) changes in reserve assumptions for non-performing customers based on the change in assumptions discussed above, (2) changes in management's credit policies and procedures, and (3) changes in credit and collection department management. Based on information currently available, the Company believes it has recorded appropriate reserves for uncollectible receivables.

     Other

     During the three and nine months ended December 28, 2001 the Company incurred $426 and $437, respectively, related to certain lease termination costs for locations that were previously vacated in connection with prior restructuring plans. During the three and nine months ended December 29, 2000 the Company incurred $170 and $2,590, respectively, primarily relating to legal and professional fees and other costs pursuant to the Company's consideration of strategic alternatives and severance costs.


NOTE 3 - ACCRUED MERGER AND RESTRUCTURING COSTS AND EXPENSES

     Summary of Accrued Merger Costs and Expenses

     Accrued merger costs and expenses, classified as accrued expenses in the accompanying condensed consolidated balance sheets, were $19 and $294 at December 28, 2001 and March 30, 2001, respectively. The remaining accruals at December 28, 2001 relate to lease termination costs and are scheduled to be paid through the end of fiscal year 2002.

     Summary of Accrued Restructuring Costs and Expenses

     During the third quarter of fiscal 2001, the Company's Board of Directors (the "Board") along with senior management evaluated the Company's operating performance. During this process, the Board and management decided to implement a long-range action plan that would stabilize the workforce and business. As part of the new strategic plan, the Company planned to reorganize several senior management positions and make permanently idle two distribution centers - one in the Company's subsidiary, Diagnostic Imaging, Inc., and one in the Company's Physician Sales & Service division ("Plan E"). The total number of employees to be terminated in Plan E is 29.

     Accrued restructuring costs and expenses related to two previously announced restructuring plans (Plans B and C) and Plan E classified as accrued expenses in the accompanying consolidated balance sheets totaled $1,930 and $3,715 at December 28, 2001 and March 30, 2001, respectively. The following is a summary of the restructuring plan activity for the three months ended December 28, 2001:

                                                         Involuntary
                                                          Employee          Lease
                                                         Termination     Termination
                                                            Costs           Costs           Total
                                                     ---------------- --------------- ---------------
Balance at March 30, 2001...................          $       3,336       $     379    $     3,715
     Adjustments............................                    (21)            (61)           (82)
     Utilized...............................                 (1,493)           (210)        (1,703)
                                                     ----------------- -------------- ---------------
Balance at December 28, 2001................          $       1,822       $     108    $     1,930
                                                     ================= ============== ===============

     Plans B and C

     The $108 in remaining lease termination accruals at December 28, 2001 relate to Plans B and C, for which payments will extend through fiscal 2002. These amounts were originally accrued under restructuring plans for the closure of certain Gulf South Medical Supply, Inc. facilities in fiscal years 1999 and 2000.

     Plan E

     Accrued restructuring costs and expenses related to Plan E at December 28, 2001 were approximately $1,822, all of which relates to involuntary employee terminations. As of September 28, 2001, all employees had been terminated under the plan. Payments related to Plan E will extend through fiscal 2004.


Note 4 - INTERNATIONAL BUSINESS EXIT CHARGE

     During the quarter ended December 29, 2000, management adopted, and the Board of Directors approved, a plan for divesting the Company's European operations. Management's primary consideration for this decision was that the European operations were outside the core United States business segments, making effective management difficult and resulting in lower than expected operating performance for the past several years. The net assets held for disposal consisted of the operating assets of the European operations less outstanding liabilities, and were valued at the aggregate fair value less costs incurred for sale. During the quarter ended December 29, 2000, the Company recorded $14,917 as an International Business exit charge. The Company consummated the sale of the German operations on April 6, 2001 and the Belgium operations on May 20, 2001. Proceeds received consisted of approximately $221 and a note receivable of $400 from the sale of the common stock of these entities. Upon completion of the transactions, the Company recorded a reversal of $514 of the previously established charge due to lower than expected costs to exit the operations. No further expenses relating to the disposal of the International Business were incurred subsequent to June 29, 2001.


NOTE 5 - GOODWILL

     The Company adopted SFAS 142, Goodwill and Other Intangibles, effective March 31, 2001. In connection with the adoption of SFAS 142, the Company discontinued amortizing goodwill. The changes in the carrying amount of goodwill as of December 28, 2001 are as follows:


                                          Physician
                                           Supply         Imaging         Long-Term
                                          Business        Business       Care Business      Total
                                        -------------    -----------     -------------  -----------

  Balance as of March 30, 2001....       $    9,788      $  104,489       $    49,602   $  163,879
  Settlement of contingent                       --           1,254               --         1,254
     consideration................
  Impairment loss.................               --        (104,489)              --      (104,489)
                                        -------------    -----------     -------------  -----------
  Balance as of December 28, 2001.       $    9,788      $    1,254       $    49,602   $   60,644
                                        =============    ===========     =============  ===========


     In accordance with SFAS 142, the Company performed transitional goodwill impairment tests at each of its operating segments - the Physician Sales & Service division (the "Physician Supply Business"), Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"), and Gulf South Medical Supply, Inc. ("Gulf South" or the "Long-Term Care Business"). These operating segments meet the reporting unit requirements as defined in SFAS 142. The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests. Based on the results of these tests, goodwill was deemed not to be impaired at the Physician Supply Business or the Long-Term Care Business as the fair value of each of these reporting units exceeded their carrying values. Therefore, the second step of the goodwill impairment test was not required to be performed. However, the carrying amount of the Imaging Business exceeded its fair value, indicating a potential impairment of the respective goodwill. The Imaging Business' operating results have been impacted by a decline in actual and projected operating margins and these factors affect the fair value calculation, which were considered in calculating the enterprise value of the reporting unit.

     The fair value of each of the operating segments was calculated on an enterprise value basis using the following approaches: (1) market multiple approach; (2) discounted cash flow approach; and (3) comparable transaction approach.

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

     The fair value conclusion of the operating segments reflects an equally blended value of the market multiple approach and the DCF approach discussed above. The majority of transactions involving companies comparable to the reporting units were not publicly disclosed. Consequently, the Company could not identify an adequate number of comparable transactions prior to the valuation date to yield useful acquisition values and relevant pricing evidence.

     Because the carrying amount of the Imaging Business exceeded its fair value, step two of the goodwill impairment test was completed. Under step two of the test, the implied fair value of the Imaging Business's goodwill was compared to its carrying amount of goodwill to measure the amount of impairment loss. As a result, a loss of $90,045 (net of taxes of $14,444) was recognized and recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income.

     The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

                                                 Three Months Ended               Nine Months Ended
                                             ----------------------------    -----------------------------
                                             December 28,    December 29,    December 28,     December 29,
                                                 2001            2000            2001             2000
                                             ------------    ------------    ------------     ------------

 Income   (loss)   before   cumulative        $    3,414     $   (30,049)     $  9,505         $  (26,393)
    effect of  accounting  change,  as
    reported..........................
 Cumulative   effect   of   accounting                --              --       (90,045)                --
    change............................
                                             ------------    ------------    ------------     ------------
 Net income (loss), as reported.......        $    3,414     $   (30,049)     $(80,540)        $  (26,393)
 Goodwill amortization, net of tax....              --             1,416            --              4,144
                                             ------------    ------------    ------------     ------------
 Net income (loss), adjusted..........        $    3,414     $   (28,633)     $(80,540)        $  (22,249)
                                             ============    ============    ============     ============




                                                 Three Months Ended               Nine Months Ended
                                             ----------------------------    -----------------------------
                                             December 28,    December 29,    December 28,     December 29,
                                                 2001            2000            2001             2000
                                             ------------    ------------    ------------     ------------

 Earnings per share - Basic:
    Income (loss) before cumulative
       effect of accounting change,
       as reported......................          $0.05          $(0.42)         $ 0.13           $(0.37)
    Cumulative effect of accounting
       change...........................            --            --              (1.26)             --
                                             ------------    ------------    ------------     ------------
    Net income (loss), as reported......          $0.05          $(0.42)         $(1.13)          $(0.37)
    Goodwill amortization, net of tax...            --             0.02             --              0.06
                                             ------------    ------------    ------------     ------------
 Basic earnings per share, adjusted.....          $0.05          $(0.40)         $(1.13)          $(0.31)
                                             ============    ============    ============     ============

Earnings per share - Diluted:
   Income (loss) before cumulative
      effect of accounting change, as
      reported..........................          $0.05          $(0.42)         $ 0.13           $(0.37)
   Cumulative effect of accounting
      change ...........................            --            --              (1.25)             --
                                             ------------    ------------    ------------     ------------
   Net income (loss), as reported.......          $0.05          $(0.42)         $(1.12)          $(0.37)
   Goodwill amortization, net of tax....            --             0.02             --              0.06
                                             ------------    ------------    ------------     ------------
Diluted earnings per share, adjusted....          $0.05          $(0.40)         $(1.12)          $(0.31)
                                             ============    ============    ============     ============


     The terms of certain of the Company's past acquisition agreements provided for additional consideration to be paid (earnout payments) if the acquired entity's results of operations exceed certain targeted levels. During the three months December 28, 2001, the Company paid $1.2 million related to earnout payments. These payments have satisfied all remaining contingent earnout obligations.


NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income is defined as net income plus or minus direct adjustments to shareholders' equity. The following details the components of comprehensive income for the periods presented:

                                                   Three Months Ended                   Nine Months Ended
                                               ----------------------------      ------------------------------
                                               December 28,    December 29,        December 28,    December 29,
                                                   2001            2000                2001            2000
                                               ------------    ------------      --------------    ------------

Net income (loss).......................       $    3,414      $  (30,049)        $  (80,540)       $  (26,393)

Other comprehensive expense, net of tax:
    Foreign currency translation
    adjustment..........................               --             --                  --             2,113
    Unrealized gain (loss) on  available
    for sale security...................              338            (469)               338            (2,512)
                                               ------------    ------------      --------------    ------------
Other comprehensive income..............       $    3,752      $  (30,518)        $  (80,202)       $  (26,792)
                                               ============    ============      ==============    ============


NOTE 7 - EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic net earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):




                                                  Three Months Ended               Nine Months Ended
                                              ---------------------------     ----------------------------
                                              December 28,   December 29,     December 28,    December 29,
                                                  2001            2000            2001            2000
                                              ------------   ------------     ------------    ------------
  Income (loss) before cumulative
     effect of accounting change........      $   3,414       $  (30,049)      $   9,505       $  (26,393)
  Cumulative effect of accounting
     change (net of income taxes of
     $14,444)...........................            --              --           (90,045)             --
                                              ------------   ------------     ------------    ------------
  Net income (loss).....................      $    3,414      $  (30,049)      $ (80,540)      $  (26,393)
                                              ============   ============     ============    ============

  Earnings per share - Basic:
     Income (loss) before cumulative
       effect of accounting change......          $0.05         $(0.42)          $ 0.13          $(0.37)
     Cumulative effect of accounting
     change.............................            --               --           (1.26)           --
                                              ------------   ------------     ------------    ------------
      Net income (loss).................          $0.05         $(0.42)          $(1.13)         $(0.37)
                                              ============   ============     ============    ============


  Earnings per share - Diluted:
     Income (loss) before cumulative
       effect of accounting change......          $0.05         $(0.42)          $ 0.13          $(0.37)
     Cumulative effect of accounting
     change.............................            --              --            (1.25)            --
                                              ------------   ------------     ------------    ------------
     Net income (loss)..............              $0.05         $(0.42)          $(1.12)         $(0.37)
                                              ============   ============     ============    ============

  Weighted average shares outstanding:
     Common shares......................         71,168            71,077        71,166            71,077
     Assumed exercise of stock options            1,033               183           667               194
                                              ------------   ------------     ------------    ------------
     Diluted shares outstanding.........         72,201            71,260        71,833            71,271
                                              ============   ============     ============    ============



NOTE 8 - SEGMENT INFORMATION

     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires segment reporting in interim periods and disclosures regarding products and services, geographic areas, and major customers.

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the health care industry, and are based upon how management regularly evaluates the Company. These segments are managed separately because of different customers and products. These segments include the Physician Supply Business, the Imaging Business, the Long-Term Care Business, and the Other segment that combines WorldMed International, Inc. ("WorldMed Int'l") with corporate and back office operations for the other segments. During the quarter ended June 29, 2001, the Company sold its European operations. Therefore, the Other segment includes only corporate and back office activity subsequent to June 29, 2001.

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

     Amortization of Goodwill and Intangible Assets, as presented in the segment table, decreased in fiscal 2002 primarily due to the adoption of SFAS 142, which discontinued the amortization of goodwill (Refer to Note 5 - Goodwill for further discussion).

     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:


                                                              Three Months Ended              Nine Months Ended
                                                          ----------------------------   ----------------------------
                                                          December 28,    December 29,   December 28,    December 29,
                                                             2001            2000           2001            2000
                                                          ------------    ------------   ------------    ------------
NET SALES:
   Physician Supply Business.......................        $  180,695      $  168,717    $   528,153     $   516,822
   Imaging Business................................           176,165         180,831        532,317         560,240
   Long-Term Care Business.........................            98,452          92,581        289,521         274,711
   Other...........................................                --           7,265            431          15,419
                                                          ------------    ------------   ------------    ------------
       Total net sales.............................        $  455,312      $  449,394    $ 1,350,422     $ 1,367,192
                                                          ============    ============   ============    ============

CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE
   EXPENSES:
   Physician Supply Business.......................        $      223      $    1,585    $       769     $     1,755
   Imaging Business................................               299             591            421           2,745
   Long-Term Care Business.........................               284          19,600            438          20,225
   Other...........................................               397           6,480            514          11,363
                                                          ------------    ------------   ------------    ------------
       Total charges included in general and
               administrative expenses.............        $    1,203      $   28,256    $     2,142     $    36,088
                                                          ============    ============   ============    ============

INCOME (LOSS) FROM OPERATIONS:
   Physician Supply Business.......................        $    6,172      $    5,131    $    18,305     $    18,360
   Imaging Business................................            (1,280)           (182)        (1,037)          3,400
   Long-Term Care Business.........................             3,554         (19,867)         7,582         (16,282)
   Other...........................................            (1,478)        (20,076)        (2,663)        (25,053)
                                                          ------------    ------------   ------------    ------------
       Total income (loss) from operations.........        $    6,968      $  (34,994)   $    22,187     $   (19,575)
                                                          ============    ============   ============    ============

DEPRECIATION:
   Physician Supply Business.......................        $    1,561      $    1,267    $     3,858     $     3,394
   Imaging Business................................             1,251             903          3,511           2,583
   Long-Term Care Business.........................               449             477          1,372           1,401
   Other...........................................               248             206            611             425
                                                          ------------    ------------   ------------    ------------
       Total depreciation..........................        $    3,509      $    2,853    $     9,352     $     7,803
                                                          ============    ============   ============    ============

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS:
   Physician Supply Business.......................        $      323      $      440    $       835     $     1,299
   Imaging Business................................             1,065           2,061          3,303           6,081
   Long-Term Care Business.........................               104             610            311           1,736
   Other...........................................                --              90             --             270
                                                          ------------    ------------   ------------    ------------
       Total amortization of goodwill and intangible
               assets..............................        $    1,492      $    3,201    $     4,449     $     9,386
                                                          ============    ============   ============    ============

PROVISION FOR DOUBTFUL ACCOUNTS:
   Physician Supply Business.......................        $      413      $      389    $     1,022     $       592
   Imaging Business................................               255              47            868             187
   Long-Term Care Business.........................               294          20,591          2,190          22,385
   Other...........................................                --              --             --              --
                                                          ------------    ------------   ------------    ------------
       Total provision for doubtful accounts.......        $      962      $   21,027    $     4,080     $    23,164
                                                          ============    ============   ============    ============

INTEREST EXPENSE:
   Physician Supply Business.......................        $       19      $      420    $       486     $     1,432
   Imaging Business................................             2,408           2,416          7,449           7,268
   Long-Term Care Business.........................             1,208           1,321          3,853           3,971
   Other...........................................            (1,069)            516         (2,029)          1,724
                                                          ------------    ------------   ------------    ------------
       Total interest expense......................        $    2,566      $    4,673    $     9,759     $    14,395
                                                          ============    ============   ============    ============

INTEREST AND INVESTMENT INCOME:
   Physician Supply Business.......................        $        1      $       (5)   $         3     $       102
   Imaging Business................................                --              --              -              --
   Long-Term Care Business.........................                --               -              -              17
   Other...........................................                47             552            323           1,689
                                                          ------------    ------------   ------------    ------------
       Total interest and investment income........        $       48      $      547    $       326     $     1,808
                                                          ============    ============   ============    ============

                                                              Three Months Ended                Nine Months Ended
                                                          ----------------------------    ---------------------------
                                                          December 28,    December 29,    December 28,   December 29,
                                                              2001            2000            2001           2000
                                                          -------------   -------------   -------------   -----------
PROVISION (BENEFIT) FOR INCOME TAXES:
   Physician Supply Business.......................        $    2,502      $    2,207    $      7,596    $     7,436
   Imaging Business................................            (1,353)           (654)         (2,933)          (347)
   Long-Term Care Business.........................               905          (8,007)          1,587         (7,253)
   Other...........................................              (446)         (2,050)         (1,021)        (3,511)
                                                          ------------    ------------   ------------    ------------
       Total provision (benefit) for income taxes..        $    1,608      $   (8,504)   $      5,229    $    (3,675)
                                                          ============    ============   ============    ============

CAPITAL EXPENDITURES:
   Physician Supply Business.......................        $    2,842      $    4,838    $      8,356    $    11,284
   Imaging Business................................             1,106           1,188           2,677          3,729
   Long-Term Care Business.........................                67              87             287            477
   Other...........................................               696             575           5,226          1,004
                                                          ------------    ------------   ------------    ------------
       Total capital expenditures..................        $    4,711      $    6,688    $     16,546    $    16,494
                                                          ============    ============   ============    ============

                                                         December 28,      March 30,
                                                             2001            2001
                                                         ------------    ------------
ASSETS:
   Physician Supply Business.......................        $  235,650      $  225,080
   Imaging Business................................           226,001         324,830
   Long-Term Care Business.........................           158,923         156,581
   Other............................................           49,616          66,143
                                                         ------------    ------------
        Total assets................................       $  670,190      $  772,634
                                                         ============    ============


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

     The Company, through its Long-Term Care division, its Physician Sales & Service division and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts and California, while Federal and/or Federal multi-district litigation is present in Washington, Georgia, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

     On December 30, 1999, DI entered into a three year distributorship agreement with an imaging supply vendor. The agreement stipulates that, among other things, in the event of termination of the agreement due to a change in control of DI, the Company will pay liquidated damages to the vendor in the amount of $250,000 multiplied by the number of months remaining under the agreement.

     Subsequent to the quarter ended June 29, 2001, the Company was named in the following 10 class action complaints: (1) Bordeaux v. PSS World Medical, Inc. et al.; (2) Gold v. PSS World Medical, Inc., et al; (3) McIntosh v. PSS World Medical, Inc. et al. ; (4) Rothbart v. PSS World Medical, Inc. et al.; (5) Schaechter v. PSS World Medical, Inc. et al.; (6) Van Den Haag v. PSS World Medical, Inc. et al. ; (7) Rodighiero v. PSS World Medical, Inc. et al.; (8) Foster v. PSS World Medical, Inc. et al.; (9) Weiler v. PSS World Medical, Inc. et al.; and (10) Adams v. PSS World Medical, Inc. et al. Certain present and former directors and officers of the Company have also been named as defendants. The complaints have all been filed in the United States District Court for the Middle District of Florida. They were filed as purported class actions on behalf of persons who purchased or acquired the Company's common stock at various times during the period between October 26, 1999 and October 3, 2000. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities
     Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of the Company's common stock was artificially inflated during the class period. On December 13, 2001, certain plaintiffs filed a motion for consolidation of the above actions and for appointment of lead plaintiff and lead counsel. That motion was granted on January 14, 2002. Plaintiffs are required to serve and file a consolidated amended complaint by March 14, 2002. The Company and other defendants are required to answer, move or otherwise respond to the consolidated amended complaint by April 29, 2002. The Company believes that the allegations contained in the complaints are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms favorable to the Company.

     Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability, for which the Company maintains product liability insurance coverage. The Company is also a party to various other legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

         ITEM 2.     PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     PSS World Medical, Inc., a Florida corporation (the "Company", "PSS World Medical", or "PSS") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospitals through 87 service centers to customers in all 50 states. Since its inception in 1983, the Company, through strategic acquisitions and internal growth, has become a leader in the three market segments it serves. The Company's strategic advantages include a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative systems, and a culture of performance.

     The Company's Physician Sales & Service division is a leading distributor of medical supplies, equipment and pharmaceuticals to office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, number of service centers, and exclusively distributed products. Physician Sales & Service currently operates 46 medical supply distribution service centers with approximately 706 sales representatives ("Physician Supply Business") serving physician offices in all 50 states. The Physician Supply Business' primary market is office-based physicians throughout the United States.

     The Company's subsidiary Diagnostic Imaging, Inc. ("DI") is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and service to the acute care and alternate-care markets in the United States based on revenues, number of service specialists, and number of sales representatives. DI currently operates 27 imaging distribution service centers with approximately 825 service specialists and 180 sales representatives ("Imaging Business") serving customer sites in 42 states. The Imaging Business' primary markets are acute-care hospitals, imaging centers, and private practice physicians, veterinarians and chiropractors.

     The Company's subsidiary Gulf South Medical Supply, Inc. ("Gulf South") is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. Gulf South currently operates 13 distribution service centers and 1 satellite center with approximately 121 sales representatives ("Long-Term Care Business") serving long-term care accounts in all 50 states. The Long-Term Care Business' primary market is comprised of a large number of independent operators, small to mid-sized local and regional chains, and several national chains.

     Previously, the Company's subsidiary WorldMed International, Inc. operated two European service centers ("International Business") distributing medical products to the physician office and hospital markets in Belgium and Germany. During the quarter ended June 29, 2001, the Company sold its European operations.


INDUSTRY

     According to industry estimates, the United States medical supply and equipment segment of the health care industry represents approximately a $45 billion market comprised of distribution of medical products to hospitals, home health care agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus is the distribution of medical products to physician offices, providers of imaging services, and long-term care facilities. Approximately 60% of products in this market come through the distributor channel, representing an approximate $20 billion market potential for the Company.

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

     The health care industry is subject to extensive government regulation, licensure, and operating procedures. National health care reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other health care providers have affected spending budgets in certain markets within the medical products industry. In 1997, the Balanced Budget Act passed by Congress made significant changes to reimbursements for nursing homes and home care providers. The healthcare industry has struggled with these changes and the ability of providers, distributors and manufacturers to adapt to the changes is not yet determined. These changes also affect some distributors who directly bill the government for these providers. The industry estimates that approximately 11% of long-term care facilities have filed for bankruptcy protection. Over 100 of the Company's customers filed for bankruptcy in the last two years.

     Over the past few years, the health care industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. However, the majority of the market serviced by the Company remains small customers, with no single customer exceeding 10% of the consolidated Company's revenues. The Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 34% of Long-Term Care Business' revenues for the three months ended December 28, 2001 represented sales to its top five customers. One of these top five customers is currently in Chapter 11 bankruptcy reorganization, and sales to this customer represents approximately 8% of Long-Term Care Business revenues, and less than 2% of the Company's consolidated sales, for the quarter ended December 28, 2001. Growth in the Long-Term Care Business, as well as consolidation of the health care industry, may increase the Company's dependence on large customers.


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 28, 2001 VERSUS THREE MONTHS ENDED DECEMBER 29, 2000

     Net Sales. Net sales for the three months ended December 28, 2001 totaled $455.3 million, an increase of $5.9 million, or 1.3%, from net sales of $449.4 million for the three months ended December 29, 2000. Excluding $7.3 million in sales from the Company's divested International Business recorded during the three months ended December 29, 2000, net sales increased 3.0% compared with the same period in the prior fiscal year. During this period, sales of consumable products grew by approximately $8 million in the Physician Supply Business and approximately $6 million in the Long-Term Care Business. The launch of the Company's SRx and Answers sales initiatives, implemented during the last twelve months, provided the sales force with a solutions-based sales approach designed to meet customer needs and increase consumable product sales. These increases were offset by a decrease of approximately $7 million of consumable product sales in the Imaging Business. The Imaging Business is beginning to experience customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film chemistry. However, over the long-term, the Company believes this trend will result in an increase in equipment sales during the conversion period, increases in associated service opportunities, and increases in dry film sales. Equipment sales in the Physician Supply Business grew by approximately $3 million compared to prior year period. In addition, equipment sales in the Imaging Business grew by approximately $3 million and reflects progress under the strategic business unit ("SBU") organization structure initiated in the fourth quarter of fiscal 2001, despite the elimination of an under-performing surgical SBU in the first quarter of fiscal 2002.

     Gross Profit. Gross profit for the three months ended December 28, 2001 totaled $105.8 million, an increase of $0.9 million, or 0.9%, from gross profit of $104.9 million for the three months ended December 29, 2000. Excluding $1.9 million in gross profit from the Company's divested European operations during the three months ended December 29, 2000, gross profit increased 2.7% compared with the same period in the prior fiscal year. Gross profit as a percentage of net sales remained comparable at 23.2% and

     23.3% for the three months ended December 28, 2001 and December 29, 2000, respectively. Within the operating segments, the Physician Supply Business gross profit grew primarily due to the factors discussed above, the Imaging Business gross profit decreased primarily due to the impact of changes in consumables mix discussed above and the elimination of the under-performing surgical SBU, and the Long-Term Care Business gross profit increased despite continuing large chain customer pricing pressure.

     General and Administrative Expenses. General and administrative expenses for the three months ended December 28, 2001 totaled $71.2 million, a decrease of $25.3 million, or 26.2%, from general and administrative expenses of $96.5 million for the three months ended December 29, 2000. Excluding $0.9 million in general and administrative expenses from the Company's divested European operations recorded in the third quarter of fiscal 2001, general and administrative expenses decreased 25.5% compared with the same period in the prior fiscal year. General and administrative expense as a percentage of net sales decreased to 15.6% from 21.5% for the comparable three-month period.

     During the three months ended December 29, 2000, the Company recorded a bad debt charge of $19.9 million at its Gulf South Medical Supply, Inc. subsidiary. In addition, general and administrative expenses include charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                Three Months Ended
                                           ------------------------------
                                           December 28,    December 29,
                                               2001            2000
                                           -------------   --------------

Merger costs and expenses............        $      802       $   1,527
Restructuring costs and expenses.....               354           5,333
Operational tax charge reversal......              (379)           (269)
Acceleration of depreciation.........                --           1,504
Long-Term Care business bad debt
     charge..........................                --          19,991
Other................................               426             170
                                           -------------   --------------
                                             $    1,203       $  28,256
                                           =============   ==============


     On March 31, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. During the three months ended December 29, 2000, general and administrative expenses included $1.6 million of goodwill amortization. Refer to Note 5, Goodwill in the accompanying condensed consolidated financial statements for further discussion.

     During the three months ended December 28, 2001, the Company recognized additional depreciation expense over the prior comparative period for completed phases of its Enterprise Resource Planning System, electronic commerce platforms (including MyPSS.com and MyDIOnline.com), and supply chain integration. In addition, the Company incurred additional consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements.

     Refer to Note 2, Charges Included In General and Administrative Expenses in the accompanying condensed consolidated financial statements for further discussion.

     Selling Expenses. Selling expenses for the three months ended December 28, 2001 totaled $27.7 million, a decrease of $0.8 million, or 2.8%, from selling expenses of $28.5 million for the three months ended December 29, 2000. Selling expense as a percentage of net sales was approximately 6.1% and 6.3% for the three months ended December 28, 2001 and December 29, 2000, respectively.

     International Business Exit Charge. During the quarter ended December 29, 2000, the Company recorded $14.9 million as an International Business Exit Charge for its disposal of its International Business.

     Income (Loss) from Operations. Operating income for the three months ended December 28, 2001 totaled $7.0 million, an increase of $42.0 million, compared with an operating loss of $35.0 million during the three months ended December 29, 2000.

     Interest Expense. Interest expense for the three months ended December 28, 2001 totaled $2.6 million, a decrease of $2.1 million, or 44.7%, from interest expense of $4.7 million for the three months ended December 29, 2000. The decrease is primarily attributable to lower outstanding debt balances under the Company's revolving credit facility over the prior year period and a general reduction in interest rates.

     Interest and Investment Income. Interest and investment income for the three months ended December 28, 2001 decreased by $0.5 million from interest and investment income of $0.5 million for the three months ended December 29, 2000. The decrease results from lower invested cash balances over the prior year period.

     Other Income. Other income for the three months ended December 28, 2001 and December 29, 2000 totaled $0.6 million. Other income primarily consists of finance charges on customer accounts.

     Provision for Income Taxes. Provision for income taxes was $1.6 million for the three months ended December 28, 2001, a change of $10.1 million from a benefit for income taxes of $8.5 million for the three months ended December 29, 2000. The effective income tax rate was approximately 32.0% for the three months ended December 28, 2001. The Company's effective tax rate has benefited in fiscal 2002 from nonrecurring favorable permanent items. In future fiscal years, the Company believes the effective rate will return to its historical statutory rate.

     Net Income. Net income for the three months ended December 28, 2001 totaled $3.4 million compared to a net loss of $30.0 million for the three months ended December 29, 2000, due to the factors discussed above.


NINE MONTHS ENDED DECEMBER 28, 2001 VERSUS NINE MONTHS ENDED DECEMBER 29, 2000

     Net Sales. Net sales for the nine months ended December 28, 2001 totaled $1,350.4 million, a decrease of $16.8 million, or 1.2%, from net sales of $1,367.2 million for the nine months ended December 29, 2000. Excluding $15.4 million in sales from the Company's divested International Business recorded during the nine months ended December 29, 2000, net sales were comparable with the same period in the prior fiscal year. During this period, sales of consumable products grew by approximately $19 million in the Physician Supply Business and approximately $15 million in the Long-Term Care Business. The launch of the Company's SRx and Answers sales initiatives, implemented during the last twelve months, provided the sales force with a solutions-based sales approach designed to meet customer needs and increase consumable product sales. These increases were offset by a decrease of approximately $18 million of consumable product sales in the Imaging Business. The Imaging Business is beginning to experience customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film chemistry. However, over the long-term, the Company believes this trend will result in an increase in equipment sales during the conversion period, increases in associated service opportunities, and increases in dry film sales. Equipment sales in the Imaging Business decreased by approximately $3 million primarily due to the elimination of an under-performing surgical SBU in the first quarter of fiscal 2002. Furthermore, during the nine months ended December 29, 2000, reported sales for the Company's Physician Supply Business and Imaging Business each include approximately $7.0 million of equipment sales recorded in the first quarter of fiscal 2001 as a result of the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") in the fourth quarter of fiscal 2000.

     Gross Profit. Gross profit for the nine months ended December 28, 2001 totaled $312.1 million, a decrease of $8.6 million, or 2.7%, from gross profit of $320.7 million for the nine months ended December 29, 2000. Excluding $4.5 million in gross profit from the Company's divested International Business recorded during the nine months ended December 29, 2000, gross profit decreased 1.3% compared with the same period in the prior fiscal year. Gross profit as a percentage of net sales was 23.1% and 23.5% for the nine months ended December 28, 2001 and December 29, 2000, respectively. Within the operating segments, the Physician Supply Business gross profit grew primarily due to the factors discussed above, the Imaging Business gross profit decreased primarily due to the impact of changes in consumables mix discussed above and the elimination of the under-performing surgical SBU, and the Long-Term Care Business gross profit was unchanged despite continuing large chain customer pricing pressure. Furthermore, during the nine months ended December 29, 2000, reported gross profit for the Company includes approximately $4.0 million of gross profit in equipment sales recorded in the first quarter of fiscal 2001 as a result of the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") in the fourth quarter of fiscal 2000.

     General and Administrative Expenses. General and administrative expenses for the nine months ended December 28, 2001 totaled $209.1 million, a decrease of $29.8 million, or 12.5%, from general and administrative expenses of $238.9 million for the nine months ended December 29, 2000. Excluding $2.7 million in general and administrative expenses from the Company's divested International Business recorded in the third quarter of fiscal 2001, general and administrative expenses decreased 11.5% compared with the same period in the prior fiscal year. General and administrative expense as a percentage of net sales decreased to 15.5% from 17.5% for the comparable nine-month period.

     During the nine months ended December 29, 2000, the Company recorded a bad debt charge of $19.9 million at its Gulf South Medical Supply, Inc. subsidiary. In addition, general and administrative expenses include charges related to merger activity, restructuring activity, and other special items. The following table summarizes charges included as a component of general and administrative expenses in the accompanying consolidated statements of operations:

                                                 Nine Months Ended
                                           -----------------------------
                                           December 28,    December 29,
                                               2001            2000
                                           -------------   -------------

Merger costs and expenses............       $     2,099      $    4,686
Restructuring costs and expenses.....             1,444           7,586
Operational tax charge reversal......            (1,838)           (269)
Acceleration of depreciation.........                --           1,504
Long-Term Care business bad debt
     charge..........................                --          19,991
Other................................               437           2,590
                                           -------------   -------------
                                            $     2,142      $   36,088
                                           =============   =============


     On March 31, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. During the nine months ended December 29, 2000, general and administrative expenses included $4.6 million of goodwill amortization. Refer to Note 5, Goodwill in the accompanying condensed consolidated financial statements for further discussion.

     During the nine months ended December 28, 2001, the Company recognized additional depreciation expense over the prior comparative period for completed phases of its Enterprise Resource Planning System, electronic commerce platforms (including MyPSS.com and MyDIOnline.com), and supply chain integration. In addition, the Company incurred additional consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements.

     Refer to Note 2, Charges Included In General and Administrative Expenses in the accompanying condensed consolidated financial statements for further discussion.

     Selling Expenses. Selling expenses for the nine months ended December 28, 2001 totaled $81.3 million, a decrease of $5.2 million, or 6.0%, from selling expenses of $86.5 million for the nine months ended December 29, 2000. Selling expense as a percentage of net sales was approximately 6.0% and 6.3% for the nine months ended December 28, 2001 and December 29, 2000, respectively. The decrease is primarily attributable to the decrease in sales.

     International Business Exit Charge. During the quarter ended June 29, 2001, the Company completed the sale of its International Business and recorded a reversal of $0.5 million of the previously established International Business exit charge due to lower than expected costs to exit the operations.

     Income (loss) from Operations . Operating income for the nine months ended December 28, 2001 totaled $22.2 million, an increase of $41.8 million, compared to the operating loss of $19.6 million during the nine months ended December 29, 2000. The increase is due to the factors described above.

     Interest Expense. Interest expense for the nine months ended December 28, 2001 totaled $9.8 million, a decrease of $4.6 million, or 31.9%, from interest expense of $14.4 million for the nine months ended December 29, 2000. The decrease is primarily attributable to lower outstanding debt balances under the Company's revolving credit facility over the prior year and a general reduction in interest rates, partially offset by the accelerated amortization of approximately $0.4 million of debt issuance costs as a result of refinancing the prior credit facility on May 24, 2001.

     Interest and Investment Income. Interest and investment income for the nine months ended December 28, 2001 totaled $0.3 million, a decrease of $1.5 million, or 83.3%, from interest and investment income of $1.8 million for the nine months ended December 29, 2000. The decrease results from lower invested cash balances over the prior year period.

     Other Income. Other income for the nine months ended December 28, 2001 and December 29, 2000 totaled approximately $2.0 million. Other income primarily consists of finance charges on customer accounts.

     Provision (Benefit) for Income Taxes. Provision for income taxes was $5.2 million for the nine months ended December 28, 2001, a change of $8.9 million from a benefit for income taxes of $3.7 million for the nine months ended December 29, 2000. The effective income tax rate was approximately 35.5% for the nine months ended December 28, 2001. The Company's effective tax rate has benefited in fiscal 2002 from nonrecurring favorable permanent items. In future fiscal years, the Company believes the effective rate will return to its historical statutory rate.

     Net Income (Loss). The Company incurred a net loss for the nine months ended December 28, 2001 of $80.5 million compared to net loss of $26.4 million for the nine months ended December 29, 2000. The increase in the loss primarily relates to a goodwill impairment charge of $90.0 million, net of income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142. Refer to Note 5, Goodwill for further discussion. Otherwise, variances are due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. This growth will be funded through a combination of cash flow from operations and revolving credit borrowings.

     Statement of Cash Flows Discussion

     Net cash provided by operating activities was $88.7 million and $34.9 million for the nine months ended December 28, 2001 and December 29, 2000, respectively. During the nine months ended December 28, 2001, the Company reported income before the cumulative effect of an accounting change of $9.5 million. In addition, to reconcile reported income to cash flows from operating activities, operating cash flows were positively impacted by $19.2 million, in aggregate, of non-cash items related to depreciation, intangibles amortization, debt issuance cost amortization, and provisions for doubtful accounts. Operating cash flows were positively impacted by the continued implementation of working capital reduction initiatives that started in the last half of fiscal 2001 and continued into the first half of fiscal 2002. During the nine months ended December 28, 2001, accounts payable increased by approximately $32 million, net accounts receivable decreased by $4 million, and inventory increased by $19 million, resulting in a net $17 million decrease in operating working capital which positively impacted operating cash flows. In addition, the change in other assets, net of other liabilities, provided $42 million in operating cash flow and includes the collection of approximately $20 million in IRS refunds.

     Net cash used in investing activities was $18.6 million and $17.9 million for the nine months ended December 28, 2001 and December 29, 2000, respectively. During the nine months ended December 28, 2001, approximately $16.5 million was disbursed for capital expenditures primarily related to the continued development of the Company's Enterprise Resource Planning System, electronic commerce platforms, and supply chain integration. In addition, the Company disbursed approximately $1.3 million to satisfy a contingent earnout payment under a previously consummated business acquisition and $1.1 million under scheduled non-compete payments.

     Net cash used in financing activities was $65.1 million and $40.5 million for the nine months ended December 28, 2001 and December 29, 2000, respectively. During the nine months ended December 28, 2001, the Company repaid a net $65.1 million in bank debt primarily with cash flows from operating activities.

     Operating Trends

     The Company had working capital of $269.4 million and $316.3 million as of December 28, 2001 and March 30, 2001, respectively. Accounts receivable, net of allowances, were $226.5 million and $236.8 million at December 28, 2001 and March 30, 2001, respectively. The average number of days sales in accounts receivable outstanding was approximately 45.7 and 51.7 days for the three months ended December 28, 2001 and the year ended March 30, 2001, respectively. For the three months ended December 28, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 45.7, 41.5, and 53.0 days, respectively.

     Inventories were $171.4 million and $154.7 million as of December 28, 2001 and March 30, 2001, respectively. The Company had inventory turnover of 8.4x for the three months ended December 28, 2001 and the year ended March 30, 2001, respectively. For the three months ended December 28, 2001, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had inventory turnover of 8.7x, 7.6x, and 10.0x, respectively.

     The following table presents EBITDA and other financial data for the three and nine months ended December 28, 2001 and December 29, 2000:

                                                      Three Months Ended              Nine Months Ended
                                                  ---------------------------   ----------------------------
                                                  December 28,   December 29,   December 28,    December 29,
                                                      2001           2000           2001            2000
                                                  ------------   ------------   ------------    ------------
                                                                    (Dollars in thousands)
 Other Financial Data:
 Income (loss) from operations...............      $   6,968      $  (34,994)     $  22,187      $  (19,575)
    Plus:  other income......................            572             567          1,980           2,094
    Plus:  depreciation and amortization.....          5,001           6,054         13,801          17,189
    Plus:  charges included in general and
             administrative expenses.........          1,203          28,256          2,142          36,088
    Plus:  International Business exit charge             --          14,917           (514)         14,917
                                                  ------------   ------------   ------------    ------------
    EBITDA (a)...............................      $  13,744      $   14,800      $  39,596      $   50,713
                                                  ------------   ------------   ------------    ------------

    Interest expense.........................      $   2,566      $    4,673      $   9,759      $   14,395
    Interest coverage (b)....................            5.4x            3.2x           4.1x            3.5x
    EBITDA margin (c)........................            3.0%            3.3%           2.9%            3.7%

    Cash provided by operating activities....                                     $  88,768      $   34,898
    Cash used in investing activities........                                       (18,630)        (17,924)
    Cash used in financing activities........                                       (65,059)        (40,453)



     Refer to the Liquidity and Capital Resources section above of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of cash flows from operating, investing and financing activities.

(a) EBITDA represents income from operations, plus other income, plus depreciation, plus amortization, charges included in general and administrative expenses (refer to Note 2 in the accompanying consolidated financial statements), and International Business Exit Charge (Refer to
     Note 4 in the accompanying consolidated financial statements), and excludes interest expense and provision for income taxes. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP"). EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method and the EBITDA numbers set forth above may not be comparable to EBITDA reported by other companies.

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

     As of December 28, 2001, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

     In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the Notes and Credit Facility, as well as, contractual lease payments for facility, vehicles and equipment leases. As of December 28, 2001, the Company had no borrowings outstanding under the credit facility. The following presents, in aggregate , scheduled payments under contractual obligations:



                            Fourth                      Fiscal Year
                           Quarter      --------------------------------------------------
                         Fiscal 2002        2003         2004          2005         2006      Thereafter      Total
                        ------------    ----------    ---------    ----------    ---------    ----------    ----------

   Long-term debt          $      --     $     --     $      --    $      --     $     --      $125,000      $125,000
   Operating leases            6,963       23,405        18,065       11,512         6,529        8,868        75,342
                        ------------    ----------    ---------    ----------    ---------    ----------    ----------
     Total                 $   6,963    $  23,405     $  18,065    $  11,512     $   6,529     $  8,868      $200,342
                        ============    ==========    =========    ==========    =========    ==========    ==========

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

     The Company's long-term debt obligations are primarily comprised of the $125.0 million senior subordinated notes, which bear interest at a fixed rate of 8.5%, and borrowings under the Credit Facility. As of December 28, 2001, the Company had no amounts outstanding under the Credit Facility. If borrowings were outstanding, interest would be incurred at the Company's option, at either the bank's prime rate plus a margin of between 0.25% and 1.00% or at LIBOR plus a margin of between 1.75% and 3.50%.

     The Company's investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short-term investments with maturities, when acquired, of 90 days or less. The Company seeks to maximize capital preservation by investing these funds in high-quality issuers.

     As of December 28, 2001, the Company did not hold any derivative financial or commodity instruments.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit
 Number      Description



  3.1 Amended and Restated Articles of Incorporation, dated as of March 15, 1994.(15) 3.1a Articles of Amendment to Articles of Incorporation, dated as of December 24, 2001 (14).


  3.1b Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001 (14).

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

  4.4 Shareholder Protection Rights Agreement, dated as of April 20, 1998, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.(16)

  4.4a Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between PSS World Medical, Inc. and Continental Stock Transfer & Trust Company as Rights Agent.(11)

  10.1    Incentive Stock Option Plan, dated as of May 14, 1986.(1)

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

  10.10 Amended and Restated Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(9)

  10.10a First Amendment to the Physician Sales and Service, Inc. Employee Stock Ownership and Savings Plan.(9)

  10.11 Agreement and Plan of Merger, dated as of December 14, 1997, by and among the Company, PSS Merger Corp. and Gulf South Medical Supply, Inc.(5)

  10.12 Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (17)

  10.12a Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger.(18)

  10.13 Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.(7)

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

  10.16 Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless.(13)

  10.16a Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary A. Corless.(13)

  10.17 Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English.(13)

  10.17a Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Kevin P. English.(13)

  10.18 Employment Agreement, dated as of January 7, 2002, by and between the Company and David Bronson.

  10.19 Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E. Dell.(7)

  10.20 Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A. Zambetti.(7)

  10.21 Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly.(7)

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

     (6) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended March 30, 1995.

     (7) Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended March 30, 2001.

     (8) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

     (9) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

     (10) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.

     (11) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

     (12) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2000.

     (13) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2001.

     (14) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2001.

     (15) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8, 1998.

     (16) Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22, 1998.

     (17) Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 5, 2001.

     (18) Incorporated by Reference to the Company's Current Report on Form 8-K, filed July 3, 2001.

     (b) Reports on Form 8-K

     The following current reports on Form 8-K were filed during the quarter ended December 28, 2001:

        Date of Report     Items Reported
        ----------------   -----------------------------------------------------

        November 2, 2001   Announcing the early adoption of the provisions of
                           Statement of Financial Accounting Standards No. 142,
                           Goodwill and Other Intangible Assets and the results of the required transitional impairment test.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 11, 2002.

                  PSS WORLD MEDICAL, INC.

                  By:                  /s/ David A. Smith
                           --------------------------------------------
                           David A. Smith,
                           Chief Executive Officer
                           (Duly Authorized Officer)



                  By:                  /s/ David Bronson
                           --------------------------------------------
                           David Bronson,
                           Chief Financial Officer