Form 10-K
period 2002-03-29
PSS WORLD MEDICAL INC
filed 2002-06-27
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2002

Commission File Number 0-23832

PSS WORLD MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	59-2280364

(State of incorporation)	(I.R.S. Employer Identification No.)

4345 Southpoint Boulevard

Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (904) 332-3000

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

Yes  ☑                                          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of common stock, par value $0.01 per share (the “Common Stock”) held by nonaffiliates, based upon the closing sales price, was approximately $407,496,000 as of June 13, 2002. In the determination of this amount, affiliates include all of the Company’s officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company’s Common Stock. This amount should not be deemed conclusive for any other purpose. As of June 13, 2002, a total of 71,280,731 shares of the Company’s Common Stock were outstanding.

Document Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after March 29, 2002.

CAUTIONARY STATEMENTS

Forward-Looking Statements

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s and its subsidiaries’ (including subsidiaries that are limited liability companies and limited partnerships) expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations and statements that include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company’s expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-K and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans or results of the Company include, without limitation, those listed in this document under the heading “Risk Factors,” and (i) the ability of the Company to successfully implement its strategic business plan; (ii) the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company; (iii) competitive factors; (iv) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (v) changes in labor, equipment and capital costs; (vi) changes in regulations affecting the Company’s business; (vii) future acquisitions or strategic partnerships; and (viii) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

PART I

ITEM 1.    BUSINESS

GENERAL

PSS World Medical, Inc. (the “Company” or “PSSWM”), a Florida corporation, is a specialty marketer and distributor of medical products to physician offices, alternate-site and acute imaging providers, long-term care and home care providers through 81 service centers to customers in all 50 states. Since its inception in 1983, the Company has become a leader in the three market segments it serves as a result of a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative information systems, and a culture of performance.

Physician Sales & Service, Inc. (“PSS” or the “Physician Supply Business”), a division of the Company, is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, and number of products distributed under unique arrangements. PSS currently operates 45 distribution service centers with approximately 711 sales representatives serving physician offices in all 50 states.

Diagnostic Imaging, Inc. (“DI” or the “Imaging Business”), a wholly owned subsidiary, is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States based on consumable revenues, number of service specialists, and number of sales representatives. DI currently operates 23 full-service distribution service centers with approximately 700 service specialists and 180 sales representatives serving customer sites in 42 states. The Imaging Business’ primary markets are acute-care radiology departments, free-standing imaging centers, private practice physicians, veterinarians, and chiropractors.

Gulf South Medical Supply, Inc. (“Gulf South” or the “Long-Term Care Business”), a wholly owned subsidiary, is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. Gulf South currently operates 13 distribution service centers with approximately 118 sales representatives serving long-term care accounts in all 50 states. The Long-Term Care Business’ primary markets are (i) independent, regional, and national skilled nursing facilities, (ii) assisted living centers, and (iii) home care providers.

COMPANY STRATEGY

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States, measured by customer satisfaction and organizational profitability. During fiscal years 1997 to 2000, the Company grew rapidly through mergers and acquisitions. During fiscal years 2001 and 2002, the Company focused on stabilizing operations, growing through innovative solutions marketing, maximizing its core distribution efficiency and capability, and improving management business processes and financial controls. The key components of the Company’s strategy to achieve its objectives include:

Expand Sales and Enhance Operating Margins.  The Company continues to pursue several initiatives to expand its sales and enhance operating margins. The Company is focusing its sales efforts on higher-margin products and accounts, penetration of existing and former customer accounts, and on the sale of diagnostic equipment, often through unique supplier relationships, with ongoing sales of higher-margin reagents or higher-margin service contracts.

With respect to expanding sales, the Company has developed and implemented the following customer-focused marketing initiatives:

SRxSM Rollout in the Physician Supply Business.  SRxSM is a series of focused marketing programs tailored to physician specialties that combines reference information on disease states with pharmaceutical, therapeutics, diagnostic tests, and reimbursement statistics. These programs provide our Physician Supply Business’ sales representatives with an opportunity to improve patient care while partnering with customers to increase physician practice revenues and profits. SRxSM is also a successful “reach,” or market expansion strategy, as evidenced by the signing of over 7,500 new customers. Additionally, successful implementation of the SRxSM program by our sales force has initially generated a 10% to 15% revenue and gross profit dollar growth for all products in each of the specialty series.

Long-Term Care Business ANSWERSTM Program.  ANSWERSTM is the Long-Term Care Business marketing program that aligns improved business processes (“best practices”), typically in the ordering process, of nursing home operations and purchasing with efficient distribution activities. The goal of the program is to produce savings for the customer, vendor, and distributor. To date, over 130 customers have adopted the program. In addition to reducing distribution costs by encouraging more efficient buying patterns, ANSWERSTM provides opportunities for vendors to increase the sales volume of category-leading, brand-name products and for customers to purchase quality products at reduced prices. These market-leading, brand-name products promote the best quality patient care, thus helping customers improve profitability.

Reorganization of the Imaging Business into Strategic Business Units.  The Imaging Business completed the reorganization of its sales force into five distinct strategic business units (“SBUs”) focusing on Commodities, Women’s Health, Imaging Equipment, Technical Service, and Telesales. The five SBUs are designed to leverage the Imaging Business’ core competencies, align capabilities and resources, implement new sales initiatives with lower selling costs, and increase focus on higher margin business. In addition, focused strategies for sales growth have been implemented for equipment sales and service contracts.

Imaging Business Service First Program.  The Service First program ensures that customers’ imaging systems are running at optimal performance according to the universal standards set forth by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and the Mammography Quality Standards Act of 1992 (“MQSA”). The assessment and planned maintenance check provides customers with a comprehensive report of the examination procedure and any repair recommendations. DI’s goal is to provide added value to its existing customers and earn new business through service excellence and operational efficiency.

Offer a Broad Product Line Emphasizing Unique Supplier Relationships.  The Company seeks to meet all of the medical products needs of office-based physicians, providers of imaging services and providers of long-term care services. The Company currently stocks over 30,000 medical products in its Physician Supply Business, over 15,000 imaging products in its Imaging Business, and over 15,000 medical products in its Long-Term Care Business. The Company also seeks to establish unique distribution and marketing arrangements for selected products from leading medical technology manufacturers. The Company believes that its highly trained sales force, innovative marketing programs, industry-leading service capabilities, and large customer base provide manufacturers with a unique sales channel for distribution of new and existing products and technology that require consultative selling.

With respect to enhancing operating margins, the Company has initiated a redesign and rationalization of its distribution infrastructure for greater efficiency, improved customer service levels, and higher customer satisfaction. Through this strategy, the Company will reduce operating costs as well as develop new capabilities and core competencies. Initiatives implemented during fiscal year 2002 include:

Supply Chain Management.  The Company is systematically reinventing its supply chain through the use of technology and better leveraging of existing Enterprise Resource Planning (“ERP”) systems. This initiative enables identification of demand signals that offer our vendor partners the ability to better plan production schedules and reduce finished goods. This phase of the program is designed to provide the

Company with greater economies of scale in the ordering process, resulting in reduced inventory levels and lower procurement administrative costs, as well as shared savings with vendors due to greater order efficiency.

Centralized Sourcing.  In connection with the supply chain initiatives, the Company established a centralized sourcing and purchasing function. Centralized negotiation and purchasing of enterprise–wide direct and indirect product purchasing is expected to reduce costs, minimize back orders, and improve service levels to customers.

Optimizing a Distribution Model with Customer Satisfaction as a Top Priority.  The Company has initiated a program to rationalize its distribution infrastructure and customer service locations. The Company’s objective is to improve services valued by customers while significantly reducing costs and improving efficiency. As an integral part of this process, the Company surveyed and interviewed thousands of customers from all three business segments to ensure that the Company will continue to meet and exceed their requirements while optimizing its distribution model. In order to prevent customer service disruptions, branch consolidation is intended to occur in an orderly and controlled basis over the next fiscal year.

Utilization of Emerging Information Technology.  The Company has aggressively improved its technology base with the role out of its myPSS.com, myDIonline.com, and GSOnline, the Company’s automated customer Internet and intranet platforms. The Company believes these sites serve the needs of their customers and serve as a common platform for supply chain initiatives that leverage the Company’s ERP systems. These systems align with the Company’s objective to increase revenues and provide customers with a full complement of ordering capabilities while leveraging infrastructure and reducing operating costs.

Pursue Strategic Acquisitions.  In prior fiscal years, the Company made a significant number of acquisitions of smaller companies in each of its markets as a growth strategy. After completing these acquisitions, the Company executed a comprehensive program to integrate the acquired businesses into its existing distribution model, management structure, and computer and accounting systems. The Company may acquire local and regional distributors in new and existing markets where it can leverage its distribution infrastructure, expand geographical coverage, add service and sales competence, and gain market share.

INDUSTRY

According to industry estimates, the United States medical supply and equipment segment of the healthcare industry represents approximately a $45 billion market comprised of medical products and equipment which are distributed to acute care facilities, home healthcare agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company’s primary focus is the distribution of medical products to physician offices, alternate-site and acute imaging providers, long-term care and home care providers. Approximately 60% of products in this market come through the distributor channel, representing a $27 billion market potential for the Company.

Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased healthcare awareness, the proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market. Also, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more procedures in the their offices.

The healthcare industry is subject to extensive government regulation, licensure, and operating procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the

United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other healthcare providers have affected spending budgets in certain markets within the medical products industry. During 1997, the Balanced Budget Act passed by Congress made significant changes to reimbursements for nursing homes and home care providers. The industry continues to be impacted by these changes.

Over the past few years, the healthcare industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. The majority of the market serviced by the Company continues to include small customers, with no single customer exceeding 10% of the consolidated Company’s revenues. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 35% of Long-Term Care Business’ revenues for the twelve months ended March 29, 2002 represented sales to its top five customers.

SALES, SERVICE, AND DISTRIBUTION

The Company has built its leadership position by participating in markets best served by value-added solution marketing programs, customer differentiated distribution and service modules, consultative sales force with extensive product knowledge, and strong and unique supplier relationships.

Physician Supply Business

The Physician Supply Business currently maintains a decentralized distribution network of 45 service centers operating approximately 475 delivery vans servicing customers throughout the United States. This distribution network, along with the Company’s customer Internet ordering portal, myPSS.com, and its laptop-based sales force automation tool “ICON”, has enabled the Physician Supply Business to extend customer-specific services with local market product and pricing variations.

With its 711 sales representatives, the Physician Supply Business distributes medical supplies and equipment to physicians in over 100,000 office sites nationally. Generally, each sales representative is responsible for calling on approximately 125 physician offices, with a minimum goal of visiting each office once every one to two weeks.

Imaging Business

The Imaging Business, a national distributor that competes locally, provides more than 15,000 medical imaging supply, chemical, and equipment products to the acute care and alternate care markets. Since its inception in November 1996, DI has successfully integrated 46 acquisitions with a common ERP system into a nationwide distribution and service channel with 23 customer service locations, 180 sales representatives and more than 700 service specialists reaching over 45,000 customer sites in 42 states. During fiscal year 2002, the Imaging Business centralized their purchasing in Jacksonville, Florida using the i2 Technology, Inc. (“i2”) platform. The Company uses its own fleet of vehicles to provide scheduled deliveries and product maintenance tailored to meet the unique service needs of imaging customers.

Long-Term Care Business

The Long-Term Care Business currently operates 13 full-service regional distribution centers. Coupled with a team of approximately 118 sales representatives and GSOnline, Gulf South’s automated customer intranet platform, the Long-Term Care Business is able to provide consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home healthcare and sub-acute, rehabilitation, and transitional care. Currently, the Long-Term Care Business provides service to approximately 14,000 long-term care accounts nationally and offers a product line consisting of over 15,000 products.

PRODUCTS

The Company has over 60,000 types of products representing an investment of over $150 million to meet the rapid delivery requirements of its customers. During the year ended March 29, 2002, two Imaging Business vendors accounted for more than 10% of the Company’s consolidated inventory purchases.

Physician Supply Business

The Physician Supply Business distributes over 30,000 types of products consisting of medical supplies, diagnostic equipment, and pharmaceuticals.

Medical Supplies.  The Physician Supply Business sells a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods and casting products, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, Chlamydia, and H-pylori.

Diagnostic Equipment.  The Physician Supply Business’ equipment lines include blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, examination tables and furniture, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfracators, laser and endoscopy surgical units, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has increased, reflecting in part the technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician’s office. Sales of diagnostic equipment, while generally lower in gross margin than consumables, normally entail the ongoing reordering of disposable diagnostic reagents which generally yield higher gross margins.

Pharmaceuticals.  The Company’s pharmaceutical sales include vaccines, injectables, inhalants, topicals, opthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics.

Imaging Business

The Imaging Business distributes a broad range of approximately 15,000 consumable products and 25 different equipment product lines. In addition, the Imaging Business employs more than 700 service specialists who provide equipment maintenance and repair services.

Imaging Supplies.  Imaging supplies consist of the products used when a diagnostic image, such as a chest x-ray or mammogram, is created. The Imaging Business’ product portfolio includes x-ray film, processing chemicals, contrast agents, barium, filing and mailing products, film viewing devices, darkroom products, protective materials, and other miscellaneous imaging accessories.

Imaging Equipment.  The Imaging Business’ equipment lines include processors, wet and dry laser cameras, automated film handling equipment, radiographic equipment, radiographic and fluoroscopic equipment (“R&F”), digital R&F, electrophysiology equipment, mammography systems, bone densitometers, digital upgrades, computed tomography scanners (“CT”), cardiac cath labs, vascular labs, magnetic resonance imaging (“MRI”) equipment, electronic medical imaging (“EMI”), computed radiography equipment, and urology systems.

Imaging Service Specialists.  The Imaging Business’ service specialists provide on-site preventive maintenance, emergency service, installation, and parts for the imaging and film handling equipment sold by the Imaging Business.

Long-Term Care Business

The Long-Term Care Business offers over 15,000 medical and related products consisting largely of name brand items including medical supplies, incontinent supplies and personal care items, enteral feeding supplies, medical instruments, and respiratory and ostomy supplies.

Medical Supplies.  Medical supplies consist of wound care supplies, needles and syringes, gauze, sutures, various types of examination gloves, urological supplies, and blood and urine testing supplies and test kits.

Incontinent Supplies and Personal Care Items.  These items include adult diapers and underpads, as well as soaps and shampoos, personal hygiene items, various other paper products, and bedside utensils.

Enteral Feeding Supplies.  Enteral feeding supplies include nutritional supplements, pump sets, and intravenous tubing and solutions.

Other.  Other items offered by the Long-Term Care Business include medical instruments, oxygen supplies, tracheotomy, housekeeping and suction supplies, and over-the-counter pharmaceuticals.

RECRUITMENT AND DEVELOPMENT

On March 29, 2002, the Company had 1,009 sales representatives, 700 imaging service specialists, and approximately 4,800 total associates. The Company believes its sales force, service specialists, and leaders are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training, and continuing professional development. Over the past ten years, the Company has refined its recruitment practices and development procedures for its businesses. The Company considers its employee relations to be good. The Company’s comprehensive program includes the following:

Recruiting.  The Company has developed a recruitment program to help provide it with a source of mobile and committed sales representatives. The Company believes that it is a leader in its industry in recruiting sales representatives on college and university campuses. The Company’s recruiters use state-of-the-art marketing materials to attract candidates who demonstrate superior sales aptitude.

Training.  During fiscal year 2002, the Company introduced its innovative Internet-based enterprise-wide learning management system, Online Source for Career Advancement and Retention (“OSCAR”), that is designed to provide a comprehensive learning environment and in depth training for every employee. The system enables employees to gain product regulatory, career advancement, industry, and distribution process knowledge and training within a consistent and reliable educational forum.

New sales trainees are initially introduced to the Company through an on-line orientation program. Training consists of a combination of self-study, individual instruction, and interaction with customers and vendors. Such training includes 16 one-week courses providing instruction on products, procedures, and selling skills. Subsequent to this development program, the new sales graduate is placed on a salary-to- commission conversion program while demonstrating their ability to sell product. The Company believes that the level of its expenditures to develop new sales representatives and its ability to place new sales representatives quickly in a new region is unique within the industry.

Continuing Professional Development.  In addition to new employee and sales trainee orientation, the Company continues to invest in the development of its management, technical specialists, and sales representatives. The following describes various programs offered by the Company.

Operations Leadership Management.  The Company’s development program for its operations leadership trainees consists of approximately 12 months of training. After recruitment, the operations leadership trainee is transferred to several service centers and is given various and gradually increasing levels of responsibility.

Technical Service Specialists.  The Imaging Business has developed an intensive service training program in which the majority of its 700 service specialists participate during each fiscal year. In March of fiscal year 2000, the Company opened its own state-of-the-art 5,000 square foot training center where it provides classes on all aspects of the Imaging Business including basic x-ray, basic imaging, and mammography equipment as well as training for the Diagnostic Imaging’s Kodak Imagewatch. During fiscal year 2002, the training center provided 951 engineer classes. This facility was recently expanded to 13,000 square feet to provide increased capabilities. During fiscal year 2002, the Company trained over 150 service specialists on customer skills and communications. In addition, a large number of service specialists attend classes provided by various equipment manufacturers.

Continued Sales Representatives and Operations Leadership Development.  The Company has implemented an advanced sales development program for experienced, successful sales representatives designed to improve effectiveness and performance, and extend the value proposition provided to the customer. This new program is an extension of several modules in place to train experienced sales representatives on new technology and new products. The Company also provides several programs to continue development of its sales and leadership organization. The programs offered by the Company’s Center for Career Development include a leadership program for senior sales representatives, a general leaders program for first-year leaders that emphasizes creativity and innovation, and a senior leadership development program. The Company has created programs for customer service, warehouse, driver, purchasing, and other field operations personnel for job specific expertise needed in the areas of regulatory compliance, sexual harassment, equal opportunity, and other human resource topics. The Company is migrating more of its training and education programs to the OSCAR system.

Advanced Management Development.  The Company introduced FAST TRACK, a training program for the top 50 leaders of PSSWM. The selection of the Top 50 leaders is made based on an evaluation of leadership values and performance. FAST TRACK encompasses skills that will enable these leaders to be more effective in their current roles and prepare them for advancement and future responsibilities. The program also enables the top 50 leaders to (i) dramatically improve communication effectiveness through individual coaching, (ii) develop new conceptual frameworks for more effective decision making, and  (iii) understand the psychological pitfalls that can compromise good decision making.

INFORMATION SYSTEMS

Enterprise Resource Planning Systems

Historically, the Company has invested in the development of state-of-the-art distribution platforms to improve its distribution capability opportunities and efficiencies. The Company is currently in the process of implementing these platforms to capture the benefits and return on its investment.

The Physician Supply Business has converted 12 branch locations to the JD Edwards OneWorld® platform. The conversion project is anticipated to be completed during fiscal year 2003. Two dedicated implementation teams have been deployed to complete this project.

The Imaging Business completed its JD Edwards conversion during fiscal year 2001 and operates all locations on a common JD Edwards ERP operating platform.

The Long-Term Care Business operates the ProLogic ERP system at all service center locations and uses JD Edwards OneWorld® modules for financial applications. Purchasing modules are slated for conversion to JD Edwards during fiscal year 2003, with warehouse operations slated for conversion during fiscal year 2004.

Supply Chain Management (“SCM”) Systems

One of the benefits to be captured from the investment in distribution platforms is improved supply chain efficiencies between the Company and its vendors.

The Physician Supply Business is in the process of implementing the i2 tools, including the inventory planning and procurement modules as well as centralizing purchasing and vendor relations activities. These tools are expected to improve working capital turns and customer service levels over the next fiscal year.

The Imaging Business was the first business segment to implement the i2 supply chain tools. The conversion has enabled reductions of safety stock levels within all DI service center locations. Customer service levels have increased at the same time, allowing DI to centralize its consumables and film purchasing function in Jacksonville, Florida during fiscal year 2002. The i2 supplier relationship modules also allow DI to conduct business and collaborate with all of its key suppliers via the Internet.

The Long-Term Care Business will implement the i2 supply chain tools during the third and fourth quarters of fiscal year 2003, leveraging the core DI and PSS i2 solutions to increase inventory turns while improving customer service levels.

Customer Relationship Systems (“CRM”)

The Company’s CRM objective is to create a seamless and effortless connection between customers, company distribution services and vendor resources. Each of the three operating segments of PSSWM is providing and developing both sales representatives and customers with the latest in CRM solutions.

PSS has been a leader for over 10 years with the laptop-based “ICON”, a sales-force automation application that carries one year of customer history and accounts receivable detail, dynamically prices against complex group purchasing organization (“GPO”) contracts, and sends orders over a cellular telephone. This product is in its third generation and accounts for over 65% of all PSS’ orders. During fiscal year 2001, PSS launched myPSS.com, an Internet portal to its customers that reflects a year of history, shows their accounts receivable detail, and supports a number of purchasing methods. This application implemented a new feature during fiscal year 2002 for custom co-branding of our portal to visually appear as if it is the customer’s own internal procurement application.

DI’s systems include myDIonline.com and Siebel sales force automation. DI launched myDIonline.com during fiscal year 2002 with similar features and co-branding capabilities as myPSS.com. The application is experiencing steady growth in its eBusiness segment. Siebel represents a major investment in sales force and service force automation for DI. This two-year project will cover the areas of sales, service dispatch, and field service automation. Deployment of Siebel started during June 2002.

Gulf South’s CRM systems include RepNet, GSOnline, AccuScan, and Fast-n-Easy. Through an integrated approach, Gulf South has been highly successful with these tools both with its sales force as well as its customer base. Gulf South is the industry leader in eCommerce transactions with GSOnline and its relationship with Direct Supply Systems, Inc (“DSSI”). (The DSSI Network is the largest eBusiness network in the long term care and assisted living industry.) Providing a completely customized eBusiness procurement and reporting engine, the DSSI Network integrates with existing financial, logistical and clinical systems to bring expense control to corporate offices, nursing homes, assisted living residences and subacute facilities.

Advanced Technologies Group (“ATG”)

The PSSWM ATG group is responsible for guiding the architecture and design of all current and future technology needs. ATG’s objective is to guide each product and operating segment to a common information technology foundation. Over the past three years, the PSSWM ATG has worked to form standards within the organization in the areas of:

Network Infrastructure = Cisco / AT&T
Network Management = CA Unicenter
Database Management = Oracle

Unix Server = HP / HP/UX
Remote Application Management = Citrix
Middleware = IBM MQ Series
Java Application Server = BEA WebLogic®
Business Intelligence = Crystal Decisions
Desktop Hardware = HP
NT Server Hardware = Dell
Mobile Computing = Dell
ERP Applications = JD Edwards
CRM Applications = Siebel
SCM Applications = i2

VENDOR RELATIONSHIPS

The Company improves profitability through purchasing certain medical supplies and equipment at the lowest available price through volume discounts, rebates, and product line consolidation. Vendor contracted pricing and terms are negotiated by the Company’s Vendor Relations Group.

The Company aggressively pursues the opportunity to market and sell medical equipment and supplies through superior or unique marketing arrangements compared to other distributors. Manufacturers of medical diagnostic equipment and supplies typically offer distribution rights only to a select group of distributors and increasingly seek to reduce the number of distributors selling their products to end users in an effort to reduce the cost associated with marketing and field support. The Company has been successful in assisting manufacturers in their development of marketing plans and obtaining unique arrangements to sell certain products.

The Company has centralized procurement of indirect products such as office and warehouse supplies, travel and entertainment, delivery vehicles, transportation services, insurance, and other noninventory items. The Company expects significant savings from the consolidation and leveraging of its indirect product purchasing.

Vendor relationships are an integral part of the Company’s businesses. Marketing and sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are essential to the Company’s future success.

The Imaging Business’ prices of consumable imaging products, primarily film and film-related products are influenced significantly by manufacturers through distributor discounts and rebates. These distributor and manufacturer relationships affect the profitability of the Company’s Imaging Business.

As imaging technologies advance, the Company has positioned itself, through internal purchasing structures and vendor relationships, to proactively address changes in the market and new imaging services. The Company continues to seek enhancements for its sourcing and vendor relationships to improve its market position.

COMPETITION

The Company operates in the highly competitive healthcare services industry. Principal competitors of the Company are large manufacturers and large, multinational full-line distributors as well as many smaller national, regional, and local companies. Products sold and certain services rendered by the Company are readily available to customers from a number of different manufacturers distributors and suppliers.

The Physician Supply Business’ principal competitors are large, multinational, full-line distributors, including the Allegiance operating division of Cardinal Health, Inc. (“Cardinal”), the General Medical operating division of McKesson Corporation (“McKesson”), Besse Medical Services, Inc. an operating division of AmeriSourceBergen Corporation, and Henry Schein, Inc.

The Imaging Business’ principal competitors are (i) large manufacturers, including General Electric Medical Systems, Philips Medical Systems (“Philips”), Siemens Medical Solutions, Fuji Medical Systems, Shimadzu Medical Systems, Toshiba Medical Systems, (ii) large distributors, including Health Care Products, a division of Philips, and National Healthcare Distributors; (iii) Owens & Minor, Inc. (iv) McKesson, (v) Cardinal, and (vi) many national, local and regional distributors.

The Long-Term Care Business’ principal competitors are long-term care distributors including the Redline operating division of McKesson, and Medline, an independent national distributor, and large manufacturers.

The multinational, full-line medical distributors and manufacturers that have sales representatives competing directly with the Company are substantially larger in size and have substantially greater financial resources than the Company. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same local markets as the Company. In addition, there are several mail order firms that distribute medical supplies on a national or regional basis.

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

The Company believes it substantially complies with applicable Federal and state laws. However, if a state or the Federal government finds that the Company has not complied with these laws, then the Company could be required to change its operating procedures, and this could have a negative impact on the Company. The Company believes that the healthcare services industry will continue to be subject to extensive regulation at the Federal, state, and local levels. The Company cannot predict the scope and effect of future regulation and enforcement on its business and cannot predict whether healthcare reform will require the Company to change its operations or whether such reform will have a negative impact on the Company.

The Food, Drug and Cosmetic Act, Prescription Drug Marketing Act, Safe Medical Devices Act, Controlled Substances Act and State Regulation

The Company’s business is subject to regulation under the Federal Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Safe Medical Devices Act of 1990, the Controlled Substances Act, and state laws applicable to the manufacture and distribution of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. In addition, the Company is subject to regulations issued by the Food and Drug Administration, the Drug Enforcement Administration and comparable state agencies.

The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture of drug and medical devices shipped in interstate commerce, including such matters as labeling, packaging, storage and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which they conduct business in accordance with federally established guidelines on storage, handling, and records maintenance. The Safe Medical Devices Act of 1990 imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury, or death caused by a medical device. The Company is also required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates.

The Anti-Kickback Statute

Under Medicare, Medicaid, and other government-funded healthcare programs, Federal and state governments enforce a Federal law called the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering or paying any type of benefit to another person to induce the referral of business, including the sale or purchase of items or services covered by Medicare, Medicaid, or other federally subsidized programs. Remuneration prohibited by the Anti-Kickback Statute includes the payment or transfer of anything of value. Many states also have similar anti-kickback statutes.

The Company seeks to comply with the Anti-Kickback Statue and relevant states’ anti-kickback statues in the structuring and conduct of its business arrangements. However, a government agency might take a position contrary to the interpretations made by the Company or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect the Company.

The Health Insurance Portability and Accountability Act of 1996

In an effort to combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other Federal healthcare programs, and expanded the authority of the Office of Inspector General to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other Federal healthcare programs, increased the amounts of civil monetary penalties, and established a criminal healthcare fraud statute.

The Company seeks to comply with HIPAA in the structuring and conduct of its business arrangements. However, a government agency might take a position contrary to the interpretations made by the Company or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect the Company.

Other Laws

The Company is subject to various Federal, state and local laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions and the use and disposal of hazardous or potentially hazardous substances. The Company’s environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials, and supplies. Furthermore, the Department of Transportation regulates the conveyance of regulated materials, both in our Company-owned delivery trucks and via common carrier. The Company strives to comply with Federal and state laws which govern the transportation of hazardous materials.

Healthcare Legislation

Federal, state and foreign laws and regulations regarding the sale and distribution of medical supplies, equipment, and devices by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing the manner in which the Company provides services could have a material impact on the Company and could adversely affect its profitability.

The laws and regulations described above apply not only to the Company, but also to the manufacturers that supply the products distributed by the Company as well as the Company’s customers. For instance, medical product and device manufacturers are subject to design, manufacturing, labeling, promotion and advertising standards imposed on, as well as registration and reporting requirements regarding their facilities and products. Failure of a manufacturer to comply with these requirements could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products. Such interruptions may result in a material adverse impact on the Company’s business. In addition, the Company’s physician and other healthcare customers are subject to significant Federal and state regulation. There can be no assurance that such interruptions in medical product supplies or changing regulations governing healthcare providers will not have a material adverse impact on the Company’s business.

RISK FACTORS

Our net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for our products and services;

•	the introduction of new products and services by us and our competitors;

•	acquisitions, dispositions or investments;

•	changes in manufacturers’ pricing policies and or terms;

•	changes in manufacturers’ strategy to utilize distribution;

•	changes in the level of operating expenses;

•	changes in estimates used by management;

•	product supply shortages;

•	product recalls by manufacturers;

•	inventory valuation adjustments;

•	changes in product mix;

•	general competitive and economic conditions;

•	changes in accounting principles;

•	disruptions resulting from the implementation of the strategic business plan;

•	disruptions resulting from the implementation of the ERP systems; and

•	changes by the government in reimbursement rates.

Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. It is possible that in certain future periods our operating results may be below analysts’ and investors’ expectations. This could materially and adversely affect the trading price of our common stock.

Our past use of Arthur Andersen LLP as our independent auditors may pose risks to us and also limit your ability to seek potential recoveries from them related to their work.

Effective March 22, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP (“Andersen”), in view of recent developments involving Andersen, and engaged KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal year ending March 29, 2002.

As a public company, we are required to file periodic financial statements with the Securities and Exchange Commission (the “SEC”) that have been audited or reviewed by an independent accountant. As our former independent auditors, Andersen provided a report on our consolidated financial statements as of and for each of the three fiscal years in the period ended March 30, 2001, which are incorporated in this filing by reference. SEC rules require us to obtain Andersen’s consent to the inclusion of its audit report in our public filings. After reasonable efforts, we have been unable to obtain Andersen’s written consent to the incorporation by reference in this filing of Andersen’s audit reports with respect to our financial statements for previous fiscal years since the engagement partner and manager are no longer employed by the firm. We also believe that Andersen will continue to be unable to provide a consent to the inclusion of its reports in future SEC filings.

The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. Notwithstanding this relief, the inability of Andersen to provide either its consent or customary assurance services to us now and in the future could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business, financial condition and results of operations.

Certain financial information for fiscal years 2000 and 2001 have been reclassified to conform with the fiscal year 2002 presentation. Such reclassifications have not been reviewed by Andersen. Footnote disclosures have also been added to comply with new accounting pronouncements and SEC rules and regulations that were issued during fiscal year 2002. Such disclosures include financial information for fiscal years 2000 and 2001 that have not been reviewed by Andersen.

Pricing and customer credit quality pressures due to reduced spending budgets by healthcare providers may impair our revenues, the collectability of our accounts receivable and our earnings.

A significant portion of medical care costs in the United States are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals, physicians, and other healthcare providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, recent changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of Gulf South. For cost-reporting periods beginning on or after July 1, 1998, Medicare’s prospective payment system was applied to the long-term care industry. This prospective payment system limits government payments to long-term care providers to federally established cost levels. Under the prospective payment system, the customers of Gulf South received reimbursements that were substantially less than they received under the previous cost-based reimbursement system. The industry estimates that approximately 11% of long-term care facilities have filed for bankruptcy protection. Over one hundred of Gulf South’s customers filed for bankruptcy during 1998 through 2001. During the year ended March 29, 2002, one of Gulf South’s top five customers was in bankruptcy and represented approximately 8% of Gulf South’s sales but less than 2% of the Company’s consolidated net sales. During 1999, the prospective payment schedules were temporarily increased with a sunset date of October 2002. If these temporary increases are removed at that time or in the future, many of Gulf South’s customers will be put under significant financial pressure, increasing the risk of collection of our accounts receivables and could have a material adverse effect on our future sales and results of operations.

Our business is dependent upon sophisticated data processing systems which may impair our business operations if they fail to operate properly or as we anticipate.

The success of our business relies on our ability to (i) obtain, process, analyze, and manage data, and  (ii) maintain and upgrade our data processing capabilities.

We rely on this capability because:

•	we typically receive rebates from manufacturers when we sell certain products and need sophisticated systems to track, apply, and collect such rebates;

•	we must receive and process customer orders quickly;

•	we must ship orders on a timely basis;

•	we must manage the billing and collections for over 120,000 customers;

•	we must manage the purchasing and distribution of over 60,000 inventory items from 81 distribution centers; and

•	we must convert data and information systems after acquisitions and during system conversions.

Our business, financial conditions, and results of operations may be materially adversely affected if, among other things:

•	our data processing capabilities are interrupted or fail for any extended length of time;

•	we fail to upgrade our data services;

•	our data processing system becomes unable to support our expanded business; or

•	we lose or are unable to store or process data.

Our strategy for growth may not result in additional revenue or operating income and may have an adverse effect on working capital and earnings.

A key component of our business strategy is to increase sales to both existing and new customers, including large chains, independent operators, and provider groups. We intend to accomplish this by:

•	developing focused marketing and distribution programs;

•	hiring additional direct sales or other personnel;

•	increasing our national sales efforts;

•	expanding our e-commerce initiatives and development;

•	improving distribution capability and efficiency through systems development and implementation;

•	rationalizing our distribution network; and

•	improving supply chain management through centralization and systems implementation.

There can be no assurance that these efforts will result in additional revenues or operating income.

As we continue to focus on increasing our sales to large chains and consolidating provider groups, we may face competitive pricing pressures.

We are expanding our business with large chains and consolidating provider groups, especially in the long-term care market. This may result in competitive pricing pressures due to:

•	additional negotiating leverage of large chains;

•	vendor agreements containing volume discounts;

•	customer volume specifications;

•	service specifications;

•	negotiating favorable customer contracts; and

•	maintaining existing customer contracts.

We depend heavily on our superior and unique distributorship agreements, the loss of any of which could reduce our revenues and earnings.

We distribute over 60,000 medical products manufactured by approximately 5,000 vendors. We rely on these vendors for the manufacture and supply of products. During the year ended March 29, 2002, two of DI’s vendors, Eastman Kodak Company and Agfa Medical Imaging, accounted for approximately 35% of the Company’s consolidated inventory purchases.

Our ability to maintain good relations with vendors affects our profitability. Currently, the Company relies on vendors to provide:

•	field sales representatives’ technical and selling support;

•	agreeable purchasing and delivery terms;

•	sales performance incentives;

•	financial support of sales and marketing programs;

•	promotional materials; and

•	acceptable pricing and terms.

There can be no assurance that we will maintain good relations with our vendors.

Our Gulf South subsidiary depends on a limited number of large customers.

Gulf South’s business depends on a limited number of large customers for a significant portion of its net sales. Gulf South has long-term contracts with each of its largest customers. The occurrence of a consolidation or divestiture, whereby Gulf South were to lose a significantly large customer or portion thereof, could have a material adverse effect on our business and results of operations. In prior years, Gulf South has experienced failure to collect accounts receivable from some of its largest customers and an adverse change in the financial condition of Gulf South’s customers could have a material adverse effect upon our results of operations or financial condition.

Acquisitions may decrease our shareholders’ percentage ownership in PSSWM and require us to incur additional debt.

Future acquisitions or investments may be financed by issuance of equity securities that could be dilutive to our shareholders. Additionally, we may incur additional debt and amortization expense related to other intangible assets. This additional debt and amortization expense may significantly reduce our profitability and materially and adversely affect our business, financial condition, and results of operations. Any goodwill recorded in connection with future or existing acquisitions will require an annual impairment test which compares the carrying amount to the fair value of the reporting unit under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

If we cannot integrate acquired companies with our business, our profitability may be adversely affected.

Even though we may acquire additional companies in the future, we may be unable to successfully integrate the acquired businesses and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired business is especially difficult when we acquire a business in a market in which we have limited or no expertise, or with a corporate culture different from ours. If we are unable to successfully integrate acquired businesses:

•	we may incur substantial costs and delays;

•	we may experience other operational, technical or financial problems;

•	our management’s attention and other resources may be diverted; and

•	our relationships with our key clients and employees may be damaged.

If we decide to exit a particular market in which we currently distribute medical supplies, our profitability and liquidity may be adversely affected.

Exiting a particular market may:

•	cause us to discontinue the distribution and marketing of certain products and product lines which could result in a reduction in our revenues and earnings;

•	cause a reduction in our borrowing base capacity as a result of a reduction in assets; and

•	cause us to incur substantial costs.

Our indebtedness may limit our ability to obtain additional financing in the future and may limit our flexibility to react to industry or economic conditions.

During October 1997, we issued $125 million of 8.5% Senior Subordinated Notes (the “Notes”) due 2007. The Notes are governed by an indenture between PSSWM, all of our domestic subsidiaries and SunTrust Bank, Central Florida, as trustee. At March 29, 2002, our consolidated long-term indebtedness was $125 million under these Notes. For fiscal year 2003, we are scheduled to pay approximately $10.6 million in interest for our Notes. In addition, we have a Credit Facility with a syndicate of lenders for an additional $150 million, with no amount outstanding as of March 29, 2002. Additional borrowings under the Credit Facility are subject to a borrowing base arrangement dependent upon the quality of the Company’s outstanding accounts receivable and inventory. Any deterioration in the realizability of these assets could reduce the amount available under the Credit Facility. If we default under any of our indebtedness, then we will be deemed to be in default under the terms of the indenture and the credit agreement.

The level of our indebtedness could:

•	limit our ability to obtain additional financing in the future for working capital;

•	limit our ability to make capital expenditures;

•	limit our acquisition activity;

•	limit our flexibility in reacting to changes in the industry and economic conditions in general; and

•	adversely affect our liquidity because a substantial portion of cash flow must be dedicated to debt service and will not be available for other purposes.

We believe that our cash flow, together with available borrowings, is sufficient to allow us to meet operating expenses and service our debt requirements in the future. Our belief assumes, among other things, that we will successfully implement our business strategy and that there will be no material adverse developments in our business, liquidity, or capital requirements. However, if we are unable to generate sufficient cash flow from operations to service our indebtedness, we will be forced to adopt an alternative strategy that may include the following options:

•	reducing or delaying acquisitions and capital expenditures;

•	selling assets;

•	restructuring or refinancing our indebtedness; and

•	seeking additional equity capital.

We face litigation and liability exposure for existing and potential claims.

The Company, through its Long-Term Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts and California, while Federal and/or Federal multidistrict litigation are present in Washington, Georgia, Pennsylvania, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-cv-502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company’s stock price following announcement by the Company in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst’s expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company had been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001 and all of which had been filed in the United States District Court for the Middle District of Florida. By Order of the Court dated January 14, 2002, those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” Following that consolidation, on March 22, 2002, lead plaintiffs served their Amended Class Action Complaint for Violation of Securities Laws. On May 14, 2002, defendants filed their motion to dismiss the Amended Complaint. On June 20, 2002, lead plaintiffs served their opposition to the motion to dismiss. The Amended Complaint named the Company along with certain present and former directors and officers. The Amended Complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The Amended Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Company believes that the allegations contained in the Amended Complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division (Case No. CV SA 02-533

AHS (ANx)). The plaintiffs allege that the company wrongfully classifies its Purchasers, Operations Leader Trainees and Account Receivable Representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek court approval to proceed as a collective action under the Fair Labor Standards Act, a representative action under California’s Unfair Competition Act and/or a class action on behalf of all persons in the United States who have occupied any one of the three positions within the pertinent limitations period. They seek to recover back pay, interests, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. In addition, two of the three named plaintiffs bring individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company intends to vigorously defend against the claims, but there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability, for which the Company maintains product liability insurance coverage. The Company is also a party to various other legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

We need to retain the services of senior management.

Our success depends largely on the efforts and abilities of our senior management, particularly our President and Chief Executive Officer. The loss of the services of one or more of such individuals may adversely affect our business. Because of our decentralized operating structure, we are also dependent upon the operations and sales managers for each of our service centers, and other key corporate officers.

We need to hire and retain qualified sales representatives and service specialists to continue our sales growth.

In our experience, our ability to retain existing customers and attract new customers is dependent upon:

•	hiring and developing new sales representatives and service specialist;

•	adding, through acquisitions, established sales representatives and service specialists whose existing customers become customers of the Company; and

•	retaining those sales representatives and service specialists.

An inability to adequately hire or retain sales representatives or service specialists could limit our ability to expand our business and grow sales.

Due to relationships developed between the Company’s representatives and specialists and their customers, upon the departure of a representative and specialist, we face the risk of losing the representative’s and specialist’s customers. This is particularly a risk where the representative goes to work as a representative or specialist for a competitor. We generally require our sales representatives and service specialists to execute a noncompetition agreement as a condition of employment. We have not, however, obtained these agreements from some of these employees. In addition, courts do not always uphold the terms of noncompetition agreements.

We may not be able to continue to compete successfully with other medical supply companies and direct manufacturers.

The medical supply distribution market is very competitive. The Company’s operating results could be materially adversely affected if the Company’s competitors should lower prices of products similar to those distributed by the Company and the Company matches competitive pricing. Our principal competitors include full-line and full-service multimarket medical distributors and direct manufacturers, many of which are national in scope. Many of these competitors:

•	have sales representatives competing directly with us;

•	are substantially larger in size;

•	have substantially greater financial resources than we do;

•	have lower product costs; and

•	have lower operating costs.

We also face significant competition from regional and local dealers and mail order firms. Several of our mail order competitors distribute medical supplies on a national, regional or local basis and have less operating costs including less or no sales tax charges to customers.

Continued consolidation within the healthcare industry may lead to increased competition.

Consolidation within the healthcare industry has resulted in increased competition by direct manufacturers and large national distributors and drug wholesalers. In response to competitive pressures, we have lowered and may continue to lower selling prices in order to maintain or increase our market share. These lower selling prices have resulted, and may continue to result, in lower gross margins.

We could face additional competition because:

•	many of our manufacturers are capable of directly marketing to our customers;

•	many of our products can be readily obtained by competitors from various suppliers;

•	competitors could obtain exclusive rights to market a product to our exclusion;

•	national hospital, drug wholesale distributors and healthcare manufacturers could begin focusing their efforts more directly on our markets;

•	hospitals forming alliances with long-term care facilities to create integrated healthcare networks may look to hospital distributors and manufacturers to supply their long-term care affiliates;

•
as provider networks are created through consolidation among physician provider groups, long-term care facilities and other alternate site providers, purchasing decisions may shift to people with whom we have no selling relationship; and

•	manufacturers and hospital distributors may play a greater role in the distribution of digital imaging products and services.

Therefore, we cannot assure you:

•	that we will be able to maintain our customer relationships in such circumstances;

•	that such provider consolidation will not result in reduced operating margins; and

•	that we will not face increased competition and significant pricing pressure in the future.

The continued development and growth of digital radiology equipment may adversely affect profits from our Imaging Business.

Recently, certain manufacturers have developed digital radiology equipment that does not rely on film and film related products like chemistry and film processors. Film and film products constitute a substantial percentage of the products distributed by our Imaging Business. We cannot assure you that the introduction and proliferation of digital radiology or other technological changes will not result in a material adverse change in the Imaging Business. These changes will also open competition more readily to direct manufacturers. While we anticipate that we will distribute new imaging technology, we cannot assure you that we will obtain distribution agreements or develop vendor relationships to distribute such new technology. In addition, there can be no assurance that we would be able to distribute any such new technology profitably.

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

In order to provide prompt and complete service to our customers, we maintain a significant investment in product inventory at our warehouse locations. Although we closely monitor inventory exposure through inventory control procedures and policies, we cannot assure you that:

•	such procedures and policies will continue to be effective;

•	the demand for certain product lines will continue;

•	unforeseen product development or price changes will not occur; or

•	the write off of any unsold inventory or unused assets in the future will not be significant.

In addition, we may assume inventory of distributors we acquire. This inventory may include product lines or operating assets not normally carried or sold by us. These product lines or assets may:

•	be difficult to sell; and

•	result in our writing off any such unsold inventory or unused assets in the future.

We cannot assure you that such risks will not adversely affect our business or results of operations.

The expansion of the two-tiered pricing structure may place us at a competitive disadvantage.

As a result of the Non-Profit Act of 1944, the medical-products industry is subject to a two-tier pricing structure. Under this structure, certain institutions, originally limited to nonprofit hospitals, can obtain more favorable prices for medical products than the Company. The two-tiered pricing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power demand more favorable pricing terms. Although we are seeking to obtain similar terms from our manufacturers, we cannot assure you that we can obtain such terms. Such a pricing structure, should it persist, may place us at a competitive disadvantage.

Our Articles of Incorporation, Bylaws, Rights Agreement, and Florida law may inhibit a takeover of the Company.

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

Provisions that could delay, deter, or inhibit offers include the following:

•	a staggered Board of Directors;

•	the State of Florida’s Affiliated Transaction Statute; and

•	the State of Florida’s Control-Share Acquisition Statute.

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

If we become involved in environmental claims, we could incur substantial liabilities and costs.

Our operations and properties are subject to various federal, state and local laws and regulations relating to environmental matters. As such, we may be responsible for the investigation and remediation of property contaminated by hazardous, toxic or other chemical substances, regardless of whether we are responsible for such contamination. The costs of such investigation and remediation requirements may be substantial. In addition, we could be held liable to governmental entities or third parties for any property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. These costs and liabilities could have a material adverse effect on our business, financial condition, and results of operations.

We believe that our exposure to environmental liabilities under currently applicable laws is not material. Environmental laws and regulations can change rapidly, however, which could subject us to more stringent environmental laws and regulations in the future. The costs of complying with more stringent standards, as well as any liabilities imposed on us associated with noncompliance with such standards, may result in a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.    PROPERTIES

At March 29, 2002, the Company maintained 81 service centers providing service to all 50 states throughout the United States. All locations are leased by the Company, with the exception of the Imaging Business service centers located in Syracuse, New York, and Dallas, Texas, which are owned by the Company. The following table identifies the locations of the Company’s service centers and the areas that they serve.

PHYSICIAN SUPPLY BUSINESS

Service Center Location	States Serviced	Service Center Location	States Serviced
Atlanta, GA	AL, GA, IL, KY, NC, TN, VA	New Orleans, LA	AL, FL, LA, MS
Baltimore, MD	MD, PA, VA	Norfolk, VA	NC, VA
Birmingham, AL	AL, MS	Omaha, NE	IA, NE, KS,
Charlotte, NC	NC, SC, TN, VA	Orlando, FL	FL
Chattanooga, TN	AL, GA, TN	Phoenix, AZ	AZ, NV
Chicago, IL	IA, IL, IN, MI, WI	Pittsburgh, PA	MD, NY, OH, PA, WV
Cincinnati, OH	IN, IL, KY, OH, WV	Portland, OR	CA, OR, WA
Cleveland, OH	IN, MI, NH, OH, VA, WA	Raleigh, NC	NC, SC, VA
Columbia, SC	GA, SC	Richmond, VA	VA
Dallas, TX	AR, LA, OK, TX	Roanoke, VA	KY, VA, WV
Denver, CO	CO, NM, WY	Rochester, NY	NY, PA
Honolulu, HI	HI	Salt Lake City, UT	ID, MT, NV, UT, WY
Houston, TX	LA, TX	San Antonio, TX	TX
Jackson, MS	MS, LA	San Diego, CA	AZ, CA
Jacksonville, FL	FL, GA, SC	San Francisco, CA	CA, NV
Kansas City, KS	MO	Seattle, WA	AK, WA
Lafayette, LA	AL, GA, LA, TN, TX	St. Louis, MO	AR, IL, MO
Little Rock, AR	AR, MO, TX	St. Petersburg, FL	FL
Los Angeles, CA	CA	Tallahassee, FL	AL, FL, GA
Louisville, KY	IN, IL, KY, OH	Tulsa, OK	AR, KS, MD, OK
Lubbock, TX	AZ, CO, NM, OK, TX	Union, NJ	DE, MD, NJ, NY, PA
Memphis, TN	AR, MO, MS, TN	Wareham, MA	CT, MA, ME, NH, RI, VT
Minneapolis, MN	MN, ND, SD, WI

Imaging Business

Service Center Location	States Serviced	Service Center Location	States Serviced
Albany, NY	CT, MA, NJ, NY, VT,	Memphis, TN	AR, MS, TN
Albuquerque, NM	AZ, CO, NM, TX	Miro Loma, CA	AZ, CA, NV, UT
Atlanta, GA	GA, SC, AL, Fl, MS	New Orleans, LA	AL, FL, LA, MS, TN
Apopka, FL	AL, FL, GA, NC, SC, VA	Raleigh, NC	NC
Charlotte, NC	NC, SC, GA, KY, TN	Roanoke, VA	NC, TN, VA, WV
Clinton Township, MI	MI, OH	Rochester, NY	OH, NY, PA
Columbia, SC	SC, NC	Salt Lake City, UT	ID, NV, UT, WY
Dallas, TX	AR, KS, LA, OK, TX	San Antonio, TX	TX
Delran, NJ	MD, NJ, NY, PA, VA,	San Leandro, CA	CA, NV, OR, WA
Houston, TX	TX	St. Louis, MO	IL, KY, MO
Lynnwood, WA	AK, ID, MT, OR, WA	Syracuse, NY	NY, PA
Machesney Park, IL	IA, IL, MI, MN, WI

Long-Term Care Business

Service Center Location	States Serviced	Service Center Location	States Serviced
Atlanta, GA	AL, GA, SC, TN	Manchester, NH	ME, NH, RI, MS, CT
Columbus, OH	IN, OH, PA, WV, KY, MI	Orlando, FL	FL, GA
Dallas, TX	KS, LA, NM, OK, TX	Omaha, NE	IA, KS, MO, NE, ND, SD, CO, WY
Harrisburg, PA	MD, DE, NJ, NY, OH, PA, VA, WV, DC	Raleigh, NC	NC, SC, VA, WV
Jackson, MS	AL, LA, MS, TN, AR	Sacramento, CA	CA, OR, WA, UT, ID, MT
Los Angeles, CA	CA, NV, AZ	San Antonio, TX	LA, NM, TX
Madison, WI	IA, MN, NE, WI, MI, IL

In the aggregate, the Company’s leased service center locations consist of approximately 2.2 million square feet of leased space. The lease agreements have expiration dates ranging from April 2002 to April 2020. The Company’s service centers range in size from approximately 800 square feet to 94,000 square feet.

The corporate office of PSSWM consists of approximately 94,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. This lease expires in March 2007.

As of March 29, 2002, the Company’s facilities provided adequate space for the Company’s operations. Throughout the Company’s history of growth, the Company has been able to secure required facilities to meet its operating requirements.

ITEM 3.    LEGAL PROCEEDINGS

The Company, through its Long-Term Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts and California, while Federal and/or Federal multidistrict litigation are present in Washington, Georgia, Pennsylvania, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-cv-502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company’s stock price following announcement by the Company in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst’s expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company had been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001 and all of which had been filed in the United States District Court for the Middle District of Florida. By Order of the Court dated January 14, 2002, those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” Following that consolidation, on March 22, 2002, lead plaintiffs served their Amended Class Action Complaint for Violation of Securities Laws. On May 14, 2002, defendants filed their motion to dismiss the Amended Complaint. On June 20, 2002, lead plaintiffs served their opposition to the motion to dismiss. The Amended Complaint named the Company along with certain present and former directors and officers. The Amended Complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The Amended Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Company believes that the allegations contained in the Amended Complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division (Case No. CV SA 02-533 AHS (ANx)). The plaintiffs allege that the company wrongfully classifies its Purchasers, Operations Leader Trainees and Account Receivable Representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek court approval to proceed as a collective action under the Fair Labor Standards Act ), a representative action under California’s Unfair Competition Act and/or a class action on behalf of all persons in the United States who have occupied any one of the three positions within the pertinent limitations period. They seek to recover back pay, interests, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. In addition, two of the three named plaintiffs bring individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company intends to vigorously defend against the claims, but there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability, for which the Company maintains product liability insurance coverage. The Company is also a party to various other legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended March 29, 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Shares of the Company’s common stock are quoted on the NASDAQ National Market under the ticker symbol “PSSI.” The following table reflects the range of the NASDAQ reported high and low closing sale prices of the Company’s common stock during the periods indicated:

Quarter Ended	High	Low
June 30, 2000	$10.31	$6.25
September 30, 2000	$7.16	$3.63
December 29, 2000	$5.00	$2.41
March 30, 2001	$5.56	$3.88
June 29, 2001	$6.43	$4.47
September 28, 2001	$9.54	$5.99
December 28, 2001	$10.15	$7.90
March 29, 2002	$10.40	$7.97

As of March 29, 2002, there were approximately 2,100 holders of record and approximately 12,000 beneficial holders of the Company’s common stock.

Since inception, the Company has neither declared nor paid cash dividends. The Company currently intends to retain earnings for the growth and development of the Company’s business. Accordingly, the Company does not anticipate that any dividends will be declared for the foreseeable future.

Shareholder Rights Plan.    In April 1998, the Board of Directors of the Company adopted a shareholder rights plan in which a dividend of one preferred stock purchase right was declared for each outstanding share of common stock of the Company. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, at an exercise price of $115 per one one-thousandth of a share, subject to adjustment. The rights are not currently exercisable but will become exercisable ten business days after the Company announces that a person or group has acquired, or has commenced a tender or exchange offer for, 15% or more of the Company’s common stock. Subsequent to the acquisition of 15% or more of the Company’s common stock, the Company may exchange each of the rights for a share of common stock. The Company may also amend the shareholder rights plan prior to the acquisition by a shareholder of 15% or more of the Company’s common stock. The rights under the plan expire on April 20, 2008, unless earlier exchanged or terminated. The rights have certain anti-takeover effects and could cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances, though they should not interfere with any merger or other business combination approved by the Board of Directors.

For information regarding the Company’s equity compensation plans, please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data of the Company for fiscal years 1998 through 2002 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the mergers accounted for as pooling of interests.

	Fiscal Year Ended
	1998	1999	2000	2001	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$1,382,722	$1,567,167	$1,803,990	$1,814,805	$1,815,771
Gross profit	354,314	402,022	448,812	416,415	423,905
G&A and selling expenses	322,235	328,169	404,103	429,389	401,035
International Business exit charge	—	—	—	14,917	(514)
Income (loss) before cumulative effect of accounting change	15,299	43,741	22,184	(36,061)	8,848
Cumulative effect of accounting change	—	—	(1,444)	—	(90,045)
Net income (loss)	15,299	43,741	20,740	(36,061)	(81,197)
Earnings (loss) per share, basic:
Income (loss) before cumulative effect of accounting change	$0.22	$0.62	$0.31	$(0.51)	$0.12
Net income (loss)	$0.22	$0.62	$0.29	$(0.51)	$(1.14)
Earnings (loss) per share, diluted:
Income (loss) before cumulative effect of accounting change	$0.22	$0.61	$0.31	$(0.51)	$0.12
Net income (loss)	$0.22	$0.61	$0.29	$(0.51)	$(1.13)
Weighted average shares outstanding:
Basic	69,575	70,548	70,966	71,187	71,184
Diluted	70,545	71,398	71,185	71,309	71,953
Balance Sheet Data:
Working capital	$376,239	$355,277	$414,071	$320,255	$274,855
Total assets	686,737	743,381	873,417	776,598	663,408
Long-term liabilities	138,178	155,553	262,152	201,217	141,495
Total shareholders’ equity	380,060	416,560	439,627	404,302	324,448

	Fiscal Year Ended
	2000		2001		2002
	(Dollars in thousands, except per share data)
Other Financial Data:
Income (loss) from operations	$44,709		$(27,891)		$23,384
Plus: Other Income	10,437		2,875		2,623
Plus: Depreciation and amortization of intangible assets	20,288		24,970		20,203
Plus: Charges included in general and administrative expenses (d)	14,241		37,327		8,534
Plus: International Business exit charge	—		14,917		(514)

Adjusted EBITDA (a)	$89,675		$52,198		$54,230

Interest expense	$15,457		$20,394		$12,674
Interest coverage (b)	5.8	x	2.6	x	4.3	x
Adjusted EBITDA Margin (c)	5.0%		2.9%		3.0%
Return on committed capital (e)(d)	19.6%		9.9%		11.5%
Ratio of debt to capitalization (f)	37.1%		32.2%		27.8%

	Fiscal Year Ended
	2000	2001	2002
	(Dollars in thousands, except per share data)
Net cash provided by operating activities	$16,971	$69,860	$109,004
Net cash used in investing activities	(94,322)	(27,375)	(25,435)
Net cash provided by (used in) financing activities	96,659	(68,525)	(64,369)

Refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of cash flows from operating, investing, and financing activities. Refer to the Initial Adoption of Accounting Pronouncements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of recent accounting changes.

(a)
Adjusted EBITDA represents income (loss) from operations, plus other income, depreciation and amortization, charges included in general and administrative expenses (refer to Note 3, Charges Included in General and Administrative Expenses, in the accompanying consolidated financial statements), and International Business exit charge (refer to Note 5, International Business Exit Charge, in the accompanying consolidated financial statements). Adjusted EBITDA excludes interest expense and provision (benefit) for income taxes. Adjusted EBITDA is not a measure of performance or financial condition under generally accepted accounting principles (“GAAP”).

Adjusted EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative measure to income from operations or net (loss) income computed in accordance with GAAP, as an indicator of the Company’s operating performance, as an alternative to cash flow from operating activities, or as a measure of liquidity. In addition, Adjusted EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company’s financial position and liquidity as well as understanding the Company’s historical growth. The Company believes that Adjusted EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate Adjusted EBITDA using the same method and the Adjusted EBITDA numbers set forth above may not be comparable to Adjusted EBITDA reported by other companies.
(b)	Interest coverage represents the Ratio of Adjusted EBITDA to interest expense.
(c)	Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.
(d)
Charges included in general and administrative expenses for fiscal years 2001 and 2002 exclude $1,504 and $1,131, respectively, of accelerated depreciation. Accelerated depreciation is included in depreciation and amortization in the Adjusted EBITDA calculation.

(e)
Return on committed capital equals Adjusted EBITDA less depreciation divided by the average of the two most recent fiscal years of total assets less the sum of cash and cash equivalents, goodwill, net intangibles, accounts payable, accrued expenses, other current and noncurrent liabilities.

(f)
Ratio of debt to capitalization is calculated as long-term debt plus current portion of long-term debt divided by the sum of long-term debt, current portion of long-term debt, and shareholders’ equity.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of PSSWM should be read in conjunction with the more detailed information contained in the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

INITIAL ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations consummated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has applied the provisions of SFAS 141 to acquisitions initiated after June 30, 2001.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessing the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS 142 requires the Company complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in adjustment to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. In the initial year of adoption, any impairment loss identified is presented as a change in accounting principal and recorded as of the beginning of that fiscal year, net of its tax effect. In years subsequent to the initial year of adoption, any impairment loss recognized is recorded as a charge to income from operations.

The Company adopted SFAS 142 as of March 31, 2001, the first day of fiscal year 2002. During the second quarter ended September 28, 2001, the Company completed the transitional goodwill impairment tests, which resulted in an impairment charge of $90.0 million, net of income taxes of $14.4 million. Refer to Note 9, Goodwill, for further discussion of the impact of SFAS 142 on the Company’s financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will apply the provisions of SFAS 144 beginning March 30, 2002. Management believes the adoption of SFAS 144 will not have a material impact on its financial condition or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations include the following. The discussion below applies to each of the Company’s reportable segments (Physician Supply Business, Imaging Business, Long-Term Care Business, and Other, which includes unallocated corporate overhead and the Company’s recently divested European operations (the “International Business”), unless otherwise noted.

Estimating Allowances for Doubtful Accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from its customers.

The allowances include specific amounts for those accounts that are likely to be uncollectable, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but later become uncollectable. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit-worthiness of customers, changes in customer payment terms, and percentages applied to the accounts receivable aging categories. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base. Management performs ongoing credit evaluations by reviewing the customer’s current financial information. A credit review is performed on all Gulf South customers, and a credit review is performed on new customers at DI and PSS. At a minimum, each account is reviewed annually. Adjustments to credit limits are made based upon payment history and the customer’s current credit worthiness. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be needed which will increase general and administrative expenses and decrease accounts receivable.

Effective July 1, 1998, Medicare’s prospective payment system, which was applied to the long-term care industry, limited government payments to long-term care providers to federally established cost levels. If there are changes to the government-imposed limits on reimbursement of hospitals and other healthcare industry, adjustments to established allowances may be needed which may adversely affect accounts receivable and future sales, earnings and results of operations. During the quarter ended December 29, 2000, the Company recorded $20 million of bad debt expense to increase the allowance for doubtful accounts at Gulf South. The increase to the allowance was primarily attributed to changes in assumptions concerning customers that were in bankruptcy based on information acquired during the quarter, including the fact that the Company did not receive critical vendor designation for certain customers as it had received for other bankrupt customers in the past. In addition, the increase was also attributed to (i) changes in reserve assumptions for nonperforming customers based on the change in assumptions discussed above, (ii) changes in management’s credit policies and procedures, and
(iii) changes in credit and collection department management.

Estimating Allowances for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost, using the first-in, first-out method, or estimated market value. The Company maintains allowances for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. Changes to the allowances are reflected in cost of sales in the period the revision is made. In order to determine the allowances, management reviews inventory quantities on hand, slow movement reports, and sales history reports. The slow movement reports indicate inventory items that have not been sold in the last 180 days. Management estimates the required reserve based on forecasted demand for products and market conditions. If actual market conditions are less favorable than those projected by management and if there is a decrease in demand for certain products, additional allowances may be required which will increase cost of goods sold and decrease inventories. Furthermore, equipment held for sale in the Physician Business and the Imaging Business is reviewed to ensure it is recorded at the lower of cost or market. Additional allowances may be required if there is a decrease in customer demand for certain equipment, a product line that the Company decides to discontinue, or a significant deterioration in the condition of the equipment.

During fiscal year 2002, the Physician Supply Business recorded a $2.3 million charge to cost of goods sold for a discontinued product line.

Estimated useful lives of property and equipment.  Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Buildings	39 years
Leasehold improvements	2 to 15 years
Equipment	5 to 15 years
Software	3 to 10 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in business strategy, technology, or other factors, may shorten the useful lives of assets resulting in increased depreciation expense, which is an increase to general and administrative expenses, affecting results of operations in any given period. Furthermore, if there are changes to our business model that may affect the estimated useful life of an asset, accelerated depreciation may be recorded which will impact the Company’s results of operations.

During fiscal year 2002 and 2001, the Company revised the useful lives of certain assets in accordance with Accounting Principles Board No. 20, “Accounting Changes.” and recorded accelerated depreciation of approximately $1.1 million and $1.5 million, respectively.

Accrued Restructuring Costs and Expenses.  The Company recognizes restructuring costs and expenses in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. In order to improve customer service, reduce costs, and improve productivity and asset utilization, management may develop formal plans to exit certain activities, involuntarily terminate employees, and relocate employees. These plans may include identification of duplicate facilities for closure and identification of facilities for consolidation into other facilities. Generally, completion of these plans will occur within one year from the date in which the plans were formalized and adopted by management. However, intervening events occurring prior to completion of a plan can impact a previously established plan. Such intervening events may cause modifications to a plan and are accounted for on a prospective basis. At the end of each quarter, management reevaluates its plans and adjusts previous estimates.

Certain costs are recognized at the date in which a plan is formalized and adopted by management (the “commitment date”). These costs are generally related to employee terminations, lease terminations, and branch shutdowns. Certain other costs that do not meet the criteria for accrual at the commitment date are expensed as a plan is implemented. Involuntary employee termination costs include employee severance costs and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Branch shutdown costs include costs related to facility closure costs, and are estimated based on historical experience of the total costs incurred in exiting a facility and quotes obtained from vendors. Given the complexity of estimates and broad reaching scope of the fiscal year 2002 restructuring plans, actual expenses could differ from management’s estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expense. Restructuring costs and expenses are included in general and administrative expenses in the accompanying statement of operations and are separately disclosed in Note 3, Charges Included in General and Administrative Expenses. Accrued restructuring costs and expenses are included in accrued expenses in the accompanying balance sheets.

Legal Contingencies.  As discussed in Note 21, Commitments and Contingencies, the Company is currently involved in certain legal proceedings. In accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying balance sheets. Professional fees related to these claims are included in general and administrative expenses in the accompanying statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets.  On March 31, 2001, the Company adopted SFAS 142. During the quarter ended September 28, 2001, the Company completed both steps of the transitional goodwill impairment tests, which resulted in an impairment charge of $90.0 million net of income taxes of $14.4 million. The Company has elected to perform its annual goodwill impairment test as of the last day of each fiscal year, which is the Friday closest to March 31. Refer to Note 9, Goodwill, for further discussion of the impact of SFAS 142 on the Company’s financial position and results of operations.

Management assesses the recoverability of the Company’s identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company’s stock price for a sustained period; and (iv) the Company’s market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets.

COMPANY GROWTH

During fiscal years 1997 through 2000, the Company grew rapidly through mergers and acquisitions, same-center growth, and new-center development. During the most recent two fiscal years, the Company has focused on stabilizing this growth. The number of Company service centers has grown from two at the end of fiscal year 1984 to a peak of 107 during 1999 to 81 as of March 29, 2002, including 45 Physician Supply Business service centers, 23 Imaging Business service centers, and 13 Long-Term Care Business service centers. The Company’s three-year strategic business plan for future revenue growth focuses on expanding sales through innovative marketing programs, expanding its sales force, leveraging internet capabilities, and expanding its product portfolio. The Company’s three-year strategic business plan for future operating margin growth focuses on rationalization of distribution centers, centralizations of back office functions, implementation of ERP and other supply chain information systems, as well as improved operational and financial processes.

The following table depicts the number of service centers, sales and service representatives, and states served by the Company for the fiscal years indicated. See Item 2, Properties, for a list of the Company’s service centers.

	Fiscal Year Ended (a)
	1998	1999	2000	2001	2002
Total Company:
Sales representatives	929	1,095	1,096	1,048	1,009
Service specialists	390	727	900	850	700
Service centers	108	107	99	97	81
States served	50	50	50	50	50
Physician Supply Business:
Sales representatives	703	731	735	719	711
Service centers	61	56	51	49	45
States served	50	50	50	50	50
Imaging Business:
Sales representatives	116	194	230	210	180
Service specialists	390	727	900	850	700
Service centers	25	37	34	34	23
States served	27	41	42	42	42

	Fiscal Year Ended (a)
	1998	1999	2000	2001	2002
Long-Term Care Business:
Sales representatives	110	170	131	119	118
Service centers	22	14	14	14	13
States served	50	50	50	50	50

(a)	Excludes pre-acquisition data of companies acquired by the Company and the International Business, which was sold during fiscal year 2002.

ACQUISITION PROGRAM

The Physician Supply Business has grown from one service center located in Jacksonville, Florida, in 1983 to 45 at the end of fiscal year 2002. The Imaging Business was created from acquisitions in fiscal year 1997 and has grown primarily through additional acquisitions to 23 service centers to date. The Long-Term Care Business was created through the acquisition of Gulf South in March 1998. Gulf South has acquired seven long-term care companies during fiscal years 1999 and 2001 and currently has 13 service centers.

The following table sets forth the number of acquisitions of the Company and the prior revenues of the companies acquired for the periods indicated (in thousands):

	Fiscal Year Ended (1)
	1998	1999	2000	2001	2002
Number of acquisitions	15	27	24	1	—
Prior year revenues for acquired companies (2)	$498,942	$294,428	$173,664	$4,650	—

(1)	Excludes pre-acquisition data of companies acquired by the Company.
(2)	Reflects 12-month-trailing revenues for companies prior to their acquisition by the Company and is not necessarily reflective of actual revenues under continued operations following an acquisition.

OPERATING HIGHLIGHTS

The following tables set forth information regarding the Company’s net sales by business. All dollar amounts presented below are in millions, except per share data, unless otherwise noted.

	Fiscal Year Ended
	2000	2001	2002
Net Sales
Physician Supply Business	$708.7	$689.4	$711.8
Imaging Business	704.3	737.9	711.6
Long-Term Care Business	366.6	367.6	391.9
Other	24.4	19.9	0.4

Total Company	$1,804.0	$1,814.8	$1,815.7

	Fiscal Year Ended
	2000	2001	2002
Percentage of Net Sales
Physician Supply Business	39.3%	38.0%	39.2%
Imaging Business	39.0	40.7	39.2
Long-Term Care Business	20.3	20.2	21.6
Other	1.4	1.1	—

Total Company	100.0%	100.0%	100.0%

	Fiscal Year Ended
	2000	2001	2002
Gross Profit Trends
Total Company	24.9%	22.9%	23.3%

	Fiscal Year Ended
	2000	2001	2002
Income (Loss) From Operations
Physician Supply Business	$32.7	$17.3	$17.7
Imaging Business	20.3	(1.4)	(2.4)
Long-Term Care Business	(5.0)	(15.5)	11.9
Other	(3.3)	(28.3)	(3.8)

Total company	$44.7	$(27.9)	$23.4

	Fiscal Year Ended
	2001		2002
Operating Trends
Average Days Sales Outstanding	51.7		45.7
Average Inventory Turnover	8.4	x	9.1	x

Accounts receivable, net of allowances for doubtful accounts, were $236.8 million and $227.0 million at March 30, 2001 and March 29, 2002, respectively. Inventories, net of allowances for excess and obsolete inventory, were $154.7 million and $152.9 million as of March 30, 2001 and March 29, 2002, respectively.

The following table sets forth certain liquidity trends of the Company for the periods presented (in millions):

	Fiscal Year Ended
	2001	2002
Liquidity Trends
Cash and cash equivalents and marketable security	$34.7	$53.6
Working Capital	320.3	274.9

RESULTS OF OPERATIONS

The table below sets forth for each of the fiscal years 2000 through 2002, certain financial information as a percentage of net sales. The following financial information includes the pre-acquisition financial information of companies acquired in transactions accounted for as poolings-of-interests.

	Fiscal Year Ended
	2000	2001	2002
Income Statement Data
Net sales	100.0%	100.0%	100.0%
Gross profit	24.9	22.9	23.3
General and administrative expenses	16.0	17.3	16.1
Selling expenses	6.5	6.3	6.0
Income (loss) from operations	2.5	(1.5)	1.3
Net income (loss)	1.1	(2.0)	(4.5)

FISCAL YEAR ENDED MARCH 29, 2002 VERSUS FISCAL YEAR ENDED MARCH 30, 2001

Net Sales.  Net sales for fiscal year 2002 totaled $1.82 billion, an increase of $1 million, or .1%, over the fiscal year 2001 total of $1.81 billion. The International Business, which was divested during the first quarter of fiscal year 2002, reported net sales of $0.4 million and $19.9 million during fiscal years 2002 and 2001, respectively. Furthermore, net sales for fiscal year 2001 for the Physician Supply Business and Imaging Business include approximately $14.8 million of equipment sales recorded in the first quarter of fiscal year 2001 as a result of the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”) during fiscal year 2000.

Excluding the effects of these two items, net sales increased approximately $35.2 million during fiscal year 2002. The launch of the SRxSM and ANSWERSTM sales initiatives, implemented during the last 12 months, provided the sales force with a solutions-based sales approach designed to meet customer needs and increase consumable product sales. Due to momentum in the SRxSM program and improved sales force confidence, the Physician Supply Business’ net sales grew approximately $26.9 million with a 4.9% growth in the last six months of the fiscal year. Due to the momentum in the ANSWERSTM program, acquiring new customers, and improved sales force confidence, the Long-Term Care Business’ net sales grew approximately $24.3 million with a 5.1% growth in the last six months of the fiscal year. The Imaging Business’ net sales of consumable products decreased approximately $23.6 million, while equipment sales increased approximately $4.1 million. The Company selectively eliminated or chose to not competitively bid for renewal of certain revenues that did not meet its profit criteria. The Imaging Business also began to experience customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film chemistry. The Company also experienced competition from manufacturers for this new digital equipment.

Gross Profit.  Gross profit for fiscal year 2002 totaled $423.9 million, an increase of $7.5 million, or 1.8%, over the fiscal year 2001 gross profit of $416.4 million. Gross profit as a percentage of net sales was 23.4% and 22.9% for fiscal year 2002 and 2001, respectively. The International Business, which was divested during the first quarter of fiscal year 2002, reported gross profit of $0.1 million and $5.9 million during fiscal years 2002 and 2001, respectively. Furthermore, gross profit for fiscal year 2001 includes approximately $3.4 million of gross profit related to equipment sales and incentive rebates recorded in the first quarter of fiscal year 2001 as a result of the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition, during fiscal year 2000. Excluding the effect of these two items, gross profit as a percentage of net sales was 23.3% for fiscal year 2002 compared to 22.9% for fiscal year 2001. During fiscal year 2002, the Physician Supply Business recorded a charge of approximately $2.3 million related to discontinuing the marketing and distribution of certain product lines. In addition, during fiscal year 2002, the Imaging Business’s gross profit decreased approximately $1.5 million as a result of discontinuing certain product lines that were not supported by the new SBU structure. Although these two items negatively impacted gross profit, the Company was able to maintain its gross profit as a percentage of net sales by increasing sales of private label products and the SRxSM and ANSWERSTM sales initiatives. The benefit of these initiatives were partially offset by a change in the Imaging Business sales mix due to a reduction in chemistry sales as discussed above and continued margin pressures from the Long-Term Care Business’ national chain customers.

General and Administrative Expenses.  General and administrative expenses for fiscal year 2002 totaled $291.5 million, a decrease of $22.7 million, or 7.2%, from the fiscal year 2001 total of $314.2 million. General and administrative expenses as a percentage of net sales decreased to 16.1% for fiscal year 2002 from 17.3% for fiscal year 2001.

The International Business, which was divested during the first quarter of fiscal year 2002, reported general and administrative expenses of $0.1 million and $3.6 million during fiscal years 2002 and 2001, respectively. In addition, as a result of adopting SFAS 142, the Company discontinued amortizing goodwill on March 31, 2001. During fiscal year 2001, general and administrative expenses included $6.2 million of goodwill amortization. General and administrative expenses also include charges related to restructuring activity, merger activity, and other special items. Excluding the effects of the International Business, amortization of goodwill, and special charges, general and administrative expenses increased approximately $16.2 million. During fiscal year 2002, the Company initiated and invested in programs to support future profitability and growth. The costs of these programs include (i) additional depreciation expense over the prior fiscal year for completed phases of its

Enterprise Resource Planning System, electronic commerce platforms (including myPSS.com and myDIOnline.com), and supply chain integration, (ii) employee and consulting fees incurred for the rollout of ERP and electronic commerce platforms, (iii) consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements, and (iv) investments in enterprise-wide learning initiatives to increase knowledge and conform to consistent business practices. In addition, the Company experienced an increase in medical and general business insurance costs, and employee incentive compensation increased as a result of achieving certain fiscal year 2002 financial objectives.

Special charges included in general and administrative expenses decreased approximately $29.1 million during fiscal year 2002. The following table summarizes charges that are included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):

	2002	2001
Restructuring costs and expenses	$7.8	$8.7
Merger costs and expenses	2.6	5.5
Acceleration of depreciation	1.1	1.5
Reversal of operational tax charge	(2.3)	(0.7)
Long-Term Care Business bad debt charge	—	20.0
Other	0.5	3.8

	$9.7	$38.8

Restructuring Costs and Expenses

Fiscal year 2002.  During the quarter ended March 29, 2002, management and the Board of Directors approved and adopted two plans to restructure the Physician Supply Business and the Imaging Business. These plans, which are estimated to be completed during the fourth quarter of fiscal year 2003, were implemented in order to reduce overhead costs, such as salary expense, lease expense, and other distribution costs, while improving customer satisfaction and the distribution infrastructure. Management has structured these plans to minimize disruptions to ongoing operations; however, there can be no assurance that no disruptions will occur.

The Physician Supply Business and the Imaging Business recorded charges of $3.7 million and $1.8 million, respectively, at the commitment date of the plan. In addition, the Physician Supply Business and the Imaging Business recorded charges of $0.5 million and $0.2 million, respectively, which were expensed as incurred. The charges expensed as incurred at the Physician Supply Business include direct transaction costs of $0.2 million, branch shut down costs of $0.1 million, employee relocation costs of $0.1 million, involuntary employee termination costs of $0.05 million, and lease termination costs of $0.05 million. The charges expensed as incurred at the Imaging Business include involuntary employee termination costs of $0.1 million, branch shutdown costs of $0.05 million, direct transaction costs of $0.05 million, lease termination costs of $0.02 million, and employee relocation costs of $0.01 million.

In addition to the charges recorded during the quarter ended March 29, 2002, the Company recorded $1.6 million of restructuring costs and expenses to exit certain facilities. Approximately $1.3 million of the $1.6 million relates to the involuntary termination of 63 employees, branch shutdown costs and lease termination costs for the merger of three distribution centers in the Physician Supply Business and seven distribution centers in the Imaging Business. The remaining $0.3 million relates to lease termination costs incurred for plans adopted in prior fiscal years. During the year ended March 29, 2002, the Company reversed approximately $0.1 million of restructuring costs primarily relating to lease termination costs.

Fiscal year 2001.  During the quarter ended December 29, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company (“Plan E”). This plan includes costs related to the severance of certain members of senior management including the Company’s former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of

$4.9 million at the commitment date of the restructuring plan and $0.6 million in severance costs in the quarter ended March 30, 2001. In addition, the Company recorded $3.5 million of restructuring costs as incurred during the year ended March 30, 2001. These expenses were partially offset by the reversal of restructuring costs established under prior plans of $0.3 million, which primarily related to branch shutdown costs.

Refer to Note 4, Accrued Restructuring and Merger Costs and Expenses, for further discussions regarding the restructuring plans adopted during fiscal years 2002 and 2001.

Merger Costs and Expenses

Merger costs and expenses for fiscal years 2002 and 2001 include $0.1 million and $0.9 million, respectively, of charges for merger costs expensed as incurred. During fiscal years 2002 and 2001, the Company reversed approximately $0.3 million and $0.2 million, respectively, of merger costs and expenses previously established under prior plans, of which $0.2 million and $0.2 million related to accrued lease termination costs. Refer to Note 4, Accrued Restructuring and Merger Costs and Expenses, for further discussion regarding merger plans.

Effective February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the “Retention Plans”). As part of the Company’s strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total cash compensation costs related to these plans are approximately $10.0 million of which $2.8 million, $4.8 million, and $1.0 million were expensed during the years ended March 29, 2002, March 30, 2001, and March 31, 2000, respectively, and $1.4 million will be expensed during fiscal year 2003.

Acceleration of Depreciation

During fiscal year 2002, the Physician Supply Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter. Pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” (“SFAS 121”), the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of the computer equipment in accordance with Accounting Principles Board No. 20, “Accounting Changes” (“APB 20”). As a result of shortening the useful lives to coincide with the disposal date of the quarter ended March 29, 2002, the Company recorded approximately $1.0 million of accelerated depreciation to fully depreciate certain computer equipment. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2003 and 2004 will be offset by additional lease expense as these assets were replaced with assets under operating leases. The remaining $0.1 million of accelerated depreciation that was recorded relates to assets that will be disposed of after the restructuring plan that was implemented during the fourth quarter is completed. Approximately $0.3 million of additional accelerated depreciation is expected during fiscal year 2003. The effects of these changes in estimates decreased basic and diluted earnings per share by $0.01 for fiscal year 2002.

During fiscal year 2001, the Physician Supply Business identified certain assets for replacement due to the implementation of its ERP system. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of the assets in accordance with APB 20. As a result of shortening the useful lives to coincide with the disposal date during the quarter ended December 29, 2000, the Company recorded $1.5 million of accelerated depreciation to fully depreciate these assets. The effect of this change in estimate decreased basic and diluted earnings per share by $0.01 for fiscal year 2001. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2002 through 2004 would be offset by additional depreciation expense recorded as a result of the implementation of the new ERP system.

Reversal of Operational Tax Charge

During the fiscal years ended March 29, 2002 and March 30, 2001, the Company performed an analysis and reversed $2.3 million and $0.7 million, respectively, of a previously recorded operating tax charge reserve.

Long-Term Care Business Bad Debt Charge

During the quarter ended December 29, 2000, the Company recorded $20.0 million of incremental bad debt expense to increase the allowances for doubtful accounts at Gulf South. The increase to the allowances was primarily attributed to changes in assumptions concerning customers currently in bankruptcy. During the quarter ended December 29, 2000, the Company did not receive final critical vendor designation that was initially guaranteed by customer management as it had received for other bankrupt customers in the past. After receiving this information, the Company revised its allowance methodology for all bankrupt customers and recorded incremental bad debt expense of approximately $9.0 million. In addition, the remaining incremental bad debt expense of approximately $11.0 million was attributed to (i) changes in the reserve percentages applied to various classes of nonbankrupt customers with aged accounts based on the change in assumptions discussed above and further deterioration in the financial condition of Gulf South’s customers, (ii) changes in management’s credit policies and procedures, and (iii) changes in the credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate allowances for bad debts. The effect of this change in estimate decreased basic and diluted earnings per share by $0.17 for fiscal year 2002.

The changes in the assumptions of estimating the allowances for doubtful accounts did not materially impact bad debt expense during fiscal year 2002. The Long-Term Care Business benefited from the implementation of more stringent credit policies during fiscal year 2001, the improvement in its customers’ financial condition, and the Company’s ability to negotiate shorter payment terms. Accordingly, the Long-Term Care Business’s average number of days sales outstanding was reduced to 54.5 days during fiscal year 2002 compared to 69.3 days during fiscal year 2001.

Other

During the year ended March 29, 2002, the Company incurred $0.5 million related to certain lease termination costs for locations that were previously vacated in connection with prior restructuring plans.

During the year ended March 30, 2001, the Company incurred $3.7 million, primarily relating to legal and professional fees and other costs pursuant to the Company’s strategic alternatives process and severance costs. In addition, the Imaging Business incurred $0.1 million of costs related to acquisitions not consummated.

Selling Expenses.  Selling expenses for fiscal year 2002 totaled $109.5 million, a decrease of $5.7 million, or 4.9%, over the fiscal year 2001 total of $115.2 million. Selling expense as a percentage of net sales was approximately 6% and 6.3% for fiscal years 2002 and 2001, respectively. Excluding $2.2 million of selling expenses from the International Business, which was divested during the first quarter of fiscal year 2002, selling expenses decreased approximately $3.4 million during fiscal year 2002. The decrease in selling expenses is primarily attributable to a reduction in size of the Imaging Business’ sales force as a result of the elimination of an under-performing surgical SBU and a decrease in the Imaging Business’ net sales.

International Business Exit Charge.  During the quarter ended December 29, 2000, the Company adopted a plan for divesting the International Business. As a result, during fiscal year 2001, the Company recorded approximately $14.9 million as an International Business exit charge. The Company sold the International Business during the first quarter of fiscal year 2002. Upon completion of the sale, the Company recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the operations.

Income (Loss) from Operations.  Income from operations for fiscal year 2002 was $23.4 million compared to a loss from continuing operations of $27.9 million for the fiscal year 2001, primarily due to the factors discussed above.

Interest Expense.  Interest expense for fiscal year 2002 totaled $12.7 million, a decrease of $7.7 million, or 37.9%, over the fiscal year 2001 total of $20.4 million. The decrease is primarily attributable to lower outstanding debt balances under the Company’s revolving credit agreement over the prior year and a general reduction in interest rates, partially offset by the accelerated amortization of approximately $0.4 million of debt issuance costs as a result of refinancing the prior credit facility on May 24, 2001.

Interest and Investment Income.  Interest and investment income for fiscal year 2002 totaled $0.7 million, a decrease of $0.8 million, or 55.7%, over the fiscal year 2001 total of $1.5 million. Interest and investment income for fiscal year 2001 includes an other than temporary impairment loss of $1.2 million related to an available-for-sale marketable security. During fiscal year 2002, this security was sold and a gain of $0.2 million was recognized. Excluding the impact of the available-for-sale marketable security, interest and investment income decreased $2.1 million which is primarily related to lower invested cash balances during the year compared to the prior year and a general reduction in interest rates.

Other Income.  Other income for fiscal year 2002 totaled $2.6 million, a decrease of $0.3 million, or 8.8%, over the fiscal year 2001 total of $2.9 million. Other income primarily consists of finance charges on customer accounts. Finance charges have decreased over the prior year primarily as a result of improved accounts receivable agings and the Company’s focus on collecting aged account balances.

Provision (Benefit) for Income Taxes.  Provision for income taxes was $5.2 million for fiscal year 2002, an increase of $13.0 million compared to the benefit for income taxes of $7.8 million for fiscal year 2002. The effective income tax rate was approximately 36.8% for fiscal year 2002 compared to 17.8% during fiscal year 2001. The increase was primarily related to an increase of $6.2 million from recording a valuation allowance against certain deferred tax assets resulting from capital loss carryforwards and an increase of $6.1 million as a result of the change in the income (loss) before income taxes over the prior year, offset by a $1.9 million benefit from a reduction in unfavorable permanent items related to the discontinuation of nondeductible goodwill amortization for book purposes.

Net Loss.  The Company incurred a net loss for fiscal year 2002 of $81.2 million compared to net loss of $36.1 million for fiscal year 2001. The increase in the loss primarily relates to a goodwill impairment charge of $90 million, net of income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142. Refer to Note 9, Goodwill, for further discussion. Otherwise, variances are due to the factors discussed above.

FISCAL YEAR ENDED MARCH 30, 2001 VERSUS FISCAL YEAR ENDED MARCH 31, 2000

Net Sales.  Net sales for fiscal year 2001 totaled $1.81 billion, an increase of $10.8 million, or 0.6%, over the fiscal year 2000 total of $1.8 billion. During the third and fourth quarter of fiscal year 2000, two of the Company’s most significant suppliers had manufacturing product recalls and production issues that materially disrupted availability of products to the Physician Supply and Imaging Businesses. Although the Company was successful in implementing strategies to convert and replace manufacturer recalled products in its Physician Supply Business and replace with new products, the revenues interrupted by supplier backorders in the Imaging Business has not fully recovered to historical sales levels. On a comparative basis, the Imaging Business reported an increase in net sales during fiscal year 2001 primarily due to the full year impact of revenues associated with acquisitions completed in fiscal year 2000. In addition, the Long-Term Care Business continued to maintain revenues while tightening credit policies.

As a result of an analysis of the Company’s accounts receivable records during the fourth quarter of fiscal year 2001, the Company recorded adjustments to reduce sales and accounts receivable by $1.6 million, $1.9 million, and $0.5 million during the first, second, and third quarters of fiscal year 2001, respectively. The Physician Supply Business and the Imaging Business each recorded approximately $2.0 million related to this adjustment.

Gross Profit.  Gross profit for fiscal year 2001 totaled $416.4 million, a decrease of $32.4 million, or 7.2%, over the fiscal year 2000 gross profit of $448.8 million. The gross profit decrease over the prior fiscal year was primarily attributable to (i) the increased mix of lower margin products that replaced higher margin products impacted by product recalls and vendor supply interruptions in the Physician Supply and Imaging Businesses, (ii) increased fixed service costs resulting from Imaging Business acquisitions during fiscal year 2000, and (iii) continued margin pressures in the Long-Term Care Business as a result of its large chain customers renegotiating prices due to changes in the way such customers are reimbursed by the government. In addition, during fiscal year 2001, the Physician Supply and Imaging Businesses recorded inventory write-downs of approximately $4.1 million and $1.7 million, respectively, for inventory the Company discontinued selling due to the end of certain manufacturer relationships. Furthermore, in connection with the Physician Supply Business’ year end physical inventory procedures, the Company identified an adjustment of $3.8 million to cost of goods sold and accounts payable which related to the second quarter of fiscal year 2001. The effect of these charges decreased basic and diluted earnings per share by $0.08 for fiscal year 2001. During fiscal year 2001, the Company continued to experience margin pressures in the Long-Term Care Business resulting from large chain customers renegotiating prices due to the implementation of the Prospective Pay System (“PPS”).

General and Administrative Expenses.  General and administrative expenses for fiscal year 2001 totaled $314.2 million, an increase of $26.5 million, or 9.2%, from the fiscal year 2000 total of $287.7 million. General and administrative expenses as a percentage of net sales, increased to 17.3% for fiscal year 2001 from 16% for fiscal year 2000. General and administrative expenses for the year ended March 30, 2001 include a charge of $0.6 million to write-off certain signing bonuses related to employees who were no longer employed by the Imaging Business.

General and administrative expenses include charges related to restructuring activity, merger activity, and other special items. The following table summarizes charges included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):

	2001	2000
Restructuring costs and expenses	$8.7	$13.2
Merger costs and expenses	5.5	1.7
Acceleration of depreciation	1.5	—
Reversal of operational tax charge	(0.7)	(1.2)
Long-Term Care Business bad debt charge	20.0	—
Other	3.8	0.5

	$38.8	$14.2

Restructuring Costs and Expenses

Fiscal year 2001.  During the quarter ended December 29, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company (“Plan E”). This plan includes costs related to the severance of certain members of senior management including the Company’s former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $4.9 million at the commitment date of the restructuring plan and $0.6 million in severance costs in the quarter ended March 30, 2001. In addition, the Company recorded $3.5 million of restructuring costs as incurred during the year ended March 30, 2001. These expenses were partially offset by the reversal of restructuring costs established under prior plans of $0.3 million, which primarily related to branch shutdown costs.

Fiscal year 2000.  During the quarter ended September 30, 1999, management approved and adopted a formal plan to restructure certain operations of Gulf South (“Plan C”), an additional component to the previously established Plans A and B. This restructuring plan identified five additional distribution centers to be closed and relocated the Gulf South corporate offices to Jacksonville, Florida. As a result, these locations were closed and made permanently idle. Accordingly, the Company recorded restructuring costs and expenses of $4.9 million at the commitment date. Such costs include branch shutdown costs, lease termination costs, and involuntary employee termination costs of $0.5 million, $2.9 million, and $1.5 million, respectively.

Restructuring costs and expenses for the year ended March 31, 2000 also included $9.2 million of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. In addition, the Company reversed $1.3 million of restructuring costs into income, which related to over-accrual for lease termination costs, and involuntary employee termination costs.

During the quarter ended March 31, 2000, management approved and adopted another formal plan to restructure the Imaging Business’ sales and service organization and the shut down of two facilities. Accordingly, the Company recorded restructuring costs and expenses of $0.3 million at the commitment date of the restructuring plan adopted by management. Restructuring costs and expenses for the quarter ended March 31, 2000 also included $0.1 million of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

Refer to Note 4, Accrued Restructuring and Merger Costs and Expenses, for further discussions regarding the restructuring plans adopted during fiscal year 2002, 2001, and 2000.

Merger Costs and Expenses

Merger costs and expenses for fiscal years 2001 and 2000 include $0.9 million and $2.3 million respectively, of charges for merger costs expensed as incurred. During fiscal years 2001 and 2000, the Company reversed approximately $0.2 million and $1.6 million, respectively, of merger costs and expenses previously established under prior plans, of which $0.1 million and $1.4 million related to accrued lease termination costs. Refer to Note 4, Accrued Restructuring and Merger Costs and Expenses, for further discussion regarding merger plans.

Effective February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the “Retention Plans”). As part of the Company’s strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total cash compensation costs related to these plans are approximately $10.0 million of which $4.8 million, and $1.0 million were expensed during the years ended March 30, 2001 and March 31, 2000, respectively, and $2.8 million and $1.4 million will be expensed during fiscal years 2002 and 2003, respectively.

Acceleration of Depreciation

During fiscal year 2001, the Physician Supply Business identified certain assets for replacement due to the implementation of its ERP system. Pursuant to SFAS 121, the Company evaluated the recoverability of the assets and determined that impairment at the division level did not exist. Therefore, management revised the estimated useful lives of the assets in accordance with APB 20. As a result of shortening the useful lives to coincide with the disposal date during the quarter ended December 29, 2000, the Company recorded $1.5 million of accelerated depreciation to fully depreciate these assets. The effect of this change in estimate decreased basic and diluted earnings per share by $0.01 for fiscal year 2001. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2002 through 2004 would be offset by additional depreciation expense recorded as a result of the implementation of the new ERP system.

Reversal of Operational Tax Charge

During the year ended March 30, 2001 and March 31, 2000, the Company performed an analysis and reversed $0.7 million and $1.2 million, respectively, of a previously recorded operating tax charge reserve.

Long-Term Care Business Bad Debt Charge

During the quarter ended December 29, 2000, the Company recorded $20.0 million of incremental bad debt expense to increase the allowances for doubtful accounts at Gulf South. The increase to the allowances was primarily attributed to changes in assumptions concerning customers currently in bankruptcy. During the quarter ended December 29, 2000, the Company did not receive final critical vendor designation that was initially guaranteed by customer management as it had received for other bankrupt customers in the past. After receiving this information, the Company revised its allowance methodology for all bankrupt customers and recorded incremental bad debt expense of approximately $9.0 million. In addition, the remaining incremental bad debt expense of approximately $11.0 million was attributed to (i) changes in the reserve percentages applied to various classes of nonbankrupt customers with aged accounts based on the change in assumptions discussed above and further deterioration in the financial condition of Gulf South’s customers, (ii) changes in management’s credit policies and procedures, and (iii) changes in the credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate allowances for bad debts. The effect of this change in estimate decreased basic and diluted earnings per share by $0.17 for fiscal year 2002.

Other

During the year ended March 30, 2001, the Company incurred $3.7 million, primarily relating to legal and professional fees and other costs pursuant to the Company’s strategic alternatives process and severance costs. In addition, the Imaging Business incurred $0.1 million of costs related to acquisitions not consummated.

During fiscal year 2000, the Imaging Business closed its Metro New York facility. The closure of this facility triggered an asset impairment as determined under SFAS 121. As a result, goodwill of $0.5 million was written off during fiscal year 2000.

Selling Expenses.  Selling expenses for fiscal year 2001 totaled $115.2 million, a decrease of $1.2 million, or 1%, over the fiscal year 2000 total of $116.4 million. Selling expense as a percentage of net sales was approximately 6.3% and 6.5% for fiscal years 2001 and 2000, respectively. The decrease in selling expense as a percentage of net sales was the result of a reduction in sales representatives primarily compensated under fixed pay arrangements.

International Business Exit Charge.  During the quarter ended December 29, 2000, the Company adopted a plan for divesting the International Business. As a result, the Company recorded approximately $14.9 million as an International Business exit charge. The Company sold the International Business during the first quarter of fiscal year 2002.

(Loss) Income from Operations.  The Company incurred a loss from continuing operations for fiscal year 2001 of $27.9 million compared to income from operations of $44.7 million for fiscal year 2000 primarily due to the factors discussed above.

Interest Expense.  Interest expense for fiscal year 2001 totaled $20.4 million, an increase of $4.9 million, or 31.9%, over the fiscal year 2000 total of $15.5 million. The increase in interest expense in fiscal year 2001 over fiscal year 2000 was due to (i) a higher average revolving loan balance outstanding over the prior year, (ii) higher incremental bank borrowing rates and LIBOR rates over the prior year, (iii) higher incremental interest rates charged on revolving loan balances due to increases in the Company’s leverage ratio as measured under the senior credit facility, and (iv) the accelerated amortization of $1.1 million of debt issuance costs in the quarter ended March 30, 2001 in anticipation of refinancing the senior credit facility subsequent to year-end.

Interest and Investment Income.  Interest and investment income for fiscal year 2001 totaled $1.5 million, a decrease of $0.3 million, or 17.3%, over the fiscal year 2000 total of $1.8 million. The increase primarily resulted from an increase in the average invested balances over the prior year and an increase in the average investment interest rate of return over the prior year. The increase was partially offset by a $1.2 million other than temporary impairment on an available for sale security.

Other Income.  Other income for fiscal year 2001 totaled $2.9 million, a decrease of $7.5 million, or 72.5%, over the fiscal year 2000 total of $10.4 million. Other income consists of finance charges on customer accounts. Other income for fiscal year 2000 included $6.5 million received due to a favorable medical x-ray film antitrust settlement claim. In addition, the decrease in other income resulted from improved accounts receivable agings that lowered finance charges on customer accounts and a decrease in gains on the sale of fixed assets over prior year amounts.

(Benefit) Provision for Income Taxes.  Benefit for income taxes was $7.8 million for fiscal year 2001, a change of $27.1 million from the provision for income taxes of $19.3 million for fiscal year 2000. This decrease primarily resulted from the decrease in taxable income due to the factors discussed above. The effective income tax rate was 17.8% in fiscal year 2001 versus 46.6% in fiscal year 2000. The effective tax rate was generally higher than the Company’s statutory rate in fiscal year 2000 due to the nondeductible nature of certain merger related costs and the impact of the Company’s foreign subsidiary. In addition, the initial nondeductible nature of the International Business exit charge negatively impacted the tax benefit in fiscal year 2001.

Net (Loss) Income.  The Company incurred a net loss for fiscal year 2001 of $36.1 million compared to net income of $20.7 million for fiscal year 2000 primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As the Company’s business grows, its cash and working capital requirements will also continue to increase. This growth will be funded through a combination of cash flows from operating activities, revolving credit borrowings, and other financing arrangements.

Statement of Cash Flows Discussion

Net cash provided by operating activities was $109 million, $69.9 million, and $17 million, in fiscal years 2002, 2001, and 2000, respectively. During fiscal year 2002, the Company reported income before cumulative effect of accounting change of $8.8 million. Cash flows from operating activities were positively impacted by noncash items of $44.8 million related to depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, and provision for deferred income taxes. Cash flows from operating activities were also positively impacted by the continued implementation of working capital reduction initiatives that started in the last half of fiscal year 2001 and continued into the first half of fiscal year 2002. During fiscal year 2002, accounts payable increased approximately $30.3 million, accounts receivable decreased approximately $1.8 million, and inventories increased approximately $1 million, resulting in a $31.1 million decrease in operating working capital which positively impacted operating cash flows. In addition, the change in other assets, net of the change in accrued expenses and other liabilities, provided $24.7 million in cash flows from operations which included (i) the collection of approximately $22.0 million in refunds from the Internal Revenue Service and various states and (ii) $5.5 million of remaining accruals under restructuring plans adopted during the quarter ended March 29, 2002.

Net cash used in investing activities was $25.4 million, $27.4 million, and $94.3 million, in fiscal years 2002, 2001, and 2000, respectively. During fiscal year 2002, approximately $24.4 million was disbursed for capital expenditures primarily related to the continued development of the Company’s ERP system, electronic commerce platforms, and supply chain integration. These capital expenditures were funded by cash flows from operating activities. In addition, the Company disbursed approximately $1.3 million to satisfy contingent earn-out payments under a previously consummated business acquisition and $0.7 million under scheduled noncompete agreements. These uses of cash for investing activities were partially offset by cash proceeds of approximately $0.5 million from the sale of an available-for-sale marketable security.

Net cash (used in) provided by financing activities was $(64.4) million, $(68.5) million, and $96.7 million, for fiscal years 2002, 2001, and 2000, respectively. During fiscal year 2002, the Company repaid $65.1 million of debt, primarily related to the revolving credit agreement. These payments were funded by cash flows from operating activities.

Operating Trends

The Company had working capital of $274.9 million and $320.3 million as of March 29, 2002 and March 30, 2001, respectively. Accounts receivable, net of allowances for doubtful accounts, were $227.0 million and $236.8 million at March 29, 2002 and March 30, 2001, respectively. The average number of days sales outstanding, excluding the International Business, was approximately 45.7 days and 51.7 days for the years ended March 29, 2002 and March 30, 2001, respectively. For the year ended March 29, 2002, the Physician Supply Business, the Imaging Business, and the Long-Term Care Business had days sales outstanding of approximately 45.7, 40.9, and 54.5, respectively. For the year ended March 30, 2001, the Physician Supply Business, the Imaging Business, and the Long-Term Care Business had days sales outstanding of approximately 48.8, 44.1, and 69.3, respectively.

Inventories, net of allowances for excess and obsolete inventory, were $152.9 million and $154.7 million as of March 29, 2002 and March 30, 2001, respectively. The Company, excluding the International Business, had annualized inventory turnover of 9.1x and 8.4x times for the years ended March 29, 2002 and March 30, 2001, respectively. For the year ended March 29, 2002, the Company’s Physician Supply, Imaging, and Long-Term Care Businesses had annualized inventory turnover of 8.9x, 8.8x, and 10.4x, respectively. For the year ended March 30, 2001, the Physician Supply Business, the Imaging Business, and the Long-Term Care Business had annualized inventory turnover of 7.7x, 9.0x, and 8.9x, respectively.

Senior Subordinated Notes

The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the cash flows from operating activities of the Company. The Notes mature on October 1, 2007, and are callable beginning October 1, 2002, at the option of the Company. The Notes contain certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness. The Company may incur indebtedness up to certain specified levels and, provided that no event of default exists, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than  2 to 1.

Revolving Credit Agreement

On May 24, 2001, the Company entered into a credit agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A., as Agent for the Lenders (in such capacity, the “Agent”, or the “Bank”) and Banc of America Securities LLC, as Arranger.

The Credit Agreement provides for a four-year credit facility consisting of an aggregate $120 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon (a) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (b) compliance with certain debt incurrence tests under the Company’s Indenture, dated as of October 7, 1997, relating to the Notes. The Credit Facility bears interest at the Bank’s prime rate plus a margin of between .25% and 1% based on the Company’s ratio of funded debt to EBITDA (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.5% based on the

Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (a) paying dividends and repurchasing stock, (b) repurchasing its Notes, (c) selling or transferring assets, (d) making certain investments (including acquisitions) and (e) incurring additional indebtedness and liens. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the Company’s prior credit agreement, and future proceeds will be used to issue letters of credit, finance ongoing working capital requirements and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

On June 28, 2001, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”), by and among the Company, as borrower thereunder, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The Amendment amended the Credit Agreement to increase the maximum available borrowings under the Credit Agreement from $120 million to $150 million. The Amendment also, among other things, increased the percentage of Lenders whose consent was required for an amendment of the Credit Agreement from more than 50% to more than 55% and amended certain provisions relating to protective advances, limitations on issuances of letters of credit, indemnification, and landlord consents.

As of March 29, 2002, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company’s anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the Notes and Credit Facility, as well as, contractual lease payments for facility, vehicles and equipment leases, and contractual payments under noncompetition agreements and employment agreements. As of March 29, 2002, the Company had no borrowings outstanding under the credit facility. The following table presents, in aggregate, scheduled payments under contractual obligations (in thousands):

	Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$125,000	$125,000
Operating leases:
Restructuring	1,239	1,114	774	257	39	259	3,682
Operating	24,402	18,751	11,797	6,847	4,449	8,132	74,378
Noncompetition agreements	317	59	43	36	36	143	634
Employment agreements	2,816	—	—	—	—	—	2,816

Total	$28,774	$19,924	$12,614	$7,140	$4,524	$133,534	$206,510

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following assessment of the Company’s market risks does not include uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, and credit risks.

Interest Rates.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s credit agreements and investments.

The Company’s long-term debt obligations are primarily comprised of the $125 million Senior Subordinated Notes, which bear interest at a fixed rate of 8.5%, and borrowings under the Credit Facility. The carrying value of the Company’s Senior Subordinated Notes at March 29, 2002 and March 30, 2001 was

$125,000 and the market value was approximately $126,000 and $104,000, respectively. As of March 29, 2002, the Company had no amounts outstanding under the Credit Facility. If borrowings were outstanding, interest would be incurred at the Company’s option, at either the bank’s prime rate plus a margin of between .25% and 1% or at LIBOR plus a margin of between 1.75% and 3.5%.

The Company’s investment portfolio consists of cash and cash equivalents including deposits in banks, government securities, money market funds, and short–term investments with maturities, when acquired, of 90 days or less. The Company seeks to maximize capital preservation by investing these funds in high-quality issuers.

As of March 29, 2002, the Company did not hold any derivative financial or commodity instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of March 29, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended March 29, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index for the year ended March 29, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 29, 2002, and the results of their operations and their cash flows for the year ended March 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective March 31, 2001.

KPMG LLP

Jacksonville, Florida
May 22, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. (a Florida corporation) and subsidiaries as of March 30, 2001 and March 31, 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As explained in Note 1 to the consolidated financial statements, effective April 3, 1999, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition.”

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
June 19, 2001

Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (“Andersen”). Certain financial information for each of the two years in the period ended March 30, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to the current year financial statement presentation, (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during the year, and (iii) information included in Note 12, Condensed Consolidating Financial Information, for fiscal years 2001 and 2000 labeled as unaudited that was not included in the prior year financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 29, 2002 AND MARCH 30, 2001
(Dollars in Thousands, Except Share Data)

	2002	2001
A S S E T S
Current Assets:
Cash and cash equivalents	$53,574	$34,374
Marketable security	—	314
Accounts receivable, net	226,955	236,846
Inventories, net	152,923	154,725
Employee advances	168	478
Prepaid expenses and other	38,700	64,597

Total current assets	472,320	491,334

Property and equipment, net	84,841	76,247
Other Assets:
Goodwill, net	60,644	163,879
Intangibles, net	15,195	19,573
Employee advances	281	524
Other	30,127	25,041

Total assets	$663,408	$776,598

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current Liabilities:
Accounts payable	$146,694	$119,238
Accrued expenses	35,790	39,234
Current portion of long-term debt	—	1,752
Other	14,981	10,855

Total current liabilities	197,465	171,079
Long-term debt, net of current portion	125,000	190,040
Other	16,495	11,177

Total liabilities	338,960	372,296

Commitments and contingencies (Notes 1, 4, 11, 12, 16, 17, 21, 22, and 23)

Shareholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized, 71,270,044 and 71,077,236 shares issued and outstanding at March 29, 2002 and March 30, 2001	712	711
Additional paid-in capital	350,043	348,701
Accumulated (deficit) earnings	(26,307)	54,890

Total shareholders’ equity	324,448	404,302

Total liabilities and shareholders’ equity	$663,408	$776,598

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 29, 2002, MARCH 30, 2001, AND MARCH 31, 2000
(Dollars In Thousands, Except Per Share Data)

	2002	2001	2000
Net sales	$1,815,771	$1,814,805	$1,803,990
Cost of goods sold	1,391,866	1,398,390	1,355,178

Gross profit	423,905	416,415	448,812
General and administrative expenses	291,526	314,233	287,741
Selling expenses	109,509	115,156	116,362
International Business exit charge	(514)	14,917	—

Income (loss) from operations	23,384	(27,891)	44,709

Other income (expense):
Interest expense	(12,674)	(20,394)	(15,457)
Interest and investment income	674	1,520	1,838
Other income	2,623	2,875	10,437

	(9,377)	(15,999)	(3,182)

Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	14,007	(43,890)	41,527
Provision (benefit) for income taxes	5,159	(7,829)	19,343

Income (loss) before cumulative effect of accounting change	8,848	(36,061)	22,184
Cumulative effect of accounting change, net of taxes (Note 1)	(90,045)	—	(1,444)

Net (loss) income	$(81,197)	$(36,061)	$20,740

Earnings (loss) per share—Basic:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.51)	$0.31
Cumulative effect of accounting change	(1.26)	—	(0.02)

Net (loss) income	$(1.14)	$(0.51)	$0.29

Earnings (loss) per share—Diluted:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.51)	$0.31
Cumulative effect of accounting change	(1.25)	—	(0.02)

Net (loss) income	$(1.13)	$(0.51)	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 29, 2002, MARCH 30, 2001 AND MARCH 31, 2000
(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated (Deficit) Earnings	Cumulative Other Comprehensive (Loss) Income	Unearned ESOP Shares	Totals
	Shares	Amount
Balance at April 2, 1999	70,796,024	$708	$349,460	$70,211	$(1,177)	$(2,642)	$416,560

Net income	—	—	—	20,740	—	—	20,740
Other comprehensive income:
Cumulative foreign currency translation adjustment	—	—	—	—	(939)	—	(939)
Change in unrealized gain on marketable security, net of tax	—	—	—	—	1,726	—	1,726

Total comprehensive income							21,527

Issuance of common stock	281,212	3	98	—	—	—	101

Employee benefits and other	—	—	(372)	—	—	1,811	1,439

Balance at March 31, 2000	71,077,236	711	349,186	90,951	(390)	(831)	439,627
Net loss	—	—	—	(36,061)	—	—	(36,061)
Other comprehensive income:
Cumulative foreign currency translation adjustment	—	—	—	—	2,116	—	2,116
Change in unrealized gain on marketable security, net of tax	—	—	—	—	(1,726)	—	(1,726)

Total comprehensive loss							(35,671)

Employee benefits and other	—	—	(485)	—	—	831	346

Balance at March 30, 2001	71,077,236	711	348,701	54,890	—	—	404,302
Net loss	—	—	—	(81,197)	—	—	(81,197)
Issuance of common stock	98,209	1	696	—	—	—	697
Employee benefits and other	94,599	—	646	—	—	—	646

Balance at March 29, 2002	71,270,044	$712	$350,043	$(26,307)	$—	$—	$324,448

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 29, 2002, MARCH 30, 2001, AND MARCH 31, 2000
(Dollars in Thousands)

	2002	2001	2000
Cash Flows From Operating Activities:
Net (loss) income	$(81,197)	$(36,061)	$20,740
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	90,045	—	1,444
Depreciation	14,268	11,952	9,446
Amortization of intangible assets	5,935	13,018	10,842
Amortization of debt issuance costs	1,594	1,975	782
Provision for doubtful accounts	5,483	24,240	15,812
International Business exit charge	(514)	14,917	—
Provision (benefit) for deferred income taxes	17,551	(7,829)	11,878
Gain on sale of marketable security	(225)	—	—
Loss (gain) on sale of property and equipment	94	14	(871)
Noncash compensation expense	268	345	721
Unrealized loss on marketable securities	—	1,186	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable, net	1,789	24,523	(23,041)
Inventories, net	(1,040)	23,849	5,597
Prepaid expenses and other current assets	22,367	(13,990)	4,459
Other assets	(7,519)	665	(8,855)
Accounts payable, accrued expenses, and other liabilities	40,105	11,056	(31,983)

Net cash provided by operating activities	109,004	69,860	16,971

Cash Flows From Investing Activities:
Purchases of marketable securities	—	—	(1,500)
Proceeds from sale of marketable security	539	3	—
Proceeds from sale of property and equipment	90	405	2,595
Proceeds from sale of International Business	221	—	—
Capital expenditures	(24,364)	(22,857)	(27,182)
Purchases of businesses, net of cash acquired	(1,254)	(2,839)	(59,410)
Payments on noncompete agreements	(667)	(2,087)	(8,825)

Net cash used in investing activities	(25,435)	(27,375)	(94,322)

Cash Flows From Financing Activities:
Proceeds from borrowings	90,848	100,180	175,797
Repayments of borrowings	(155,914)	(167,542)	(77,976)
Principal payments under capital lease obligations	—	(79)	(325)
Proceeds from issuance of common stock	697	—	101
Other	—	(1,084)	(938)

Net cash (used in) provided by financing activities	(64,369)	(68,525)	96,659

Net increase (decrease) in cash and cash equivalents	19,200	(26,040)	19,308
Cash and cash equivalents, beginning of year	34,374	60,414	41,106

Cash and cash equivalents, end of year	$53,574	$34,374	$60,414

Supplemental Disclosures:
Cash paid (received) for:
Interest	$7,726	$19,393	$14,260

Income taxes, net	$(17,014)	$975	$27,137

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2002, MARCH 30, 2001, and MARCH 31, 2000
(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Nature of Business

PSS World Medical, Inc. (the “Company” or “PSSWM”) was incorporated during 1983 in Jacksonville, Florida. PSSWM is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home care providers, and hospital radiology departments through 81 service centers to customers in all 50 states.

The Physician Sales & Service division (“PSS” or the “Physician Supply Business”) is a distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians in the United States. At March 29, 2002, the Company operated 45 service centers distributing to physician office sites in all 50 states.

The Diagnostic Imaging division (“DI” or the “Imaging Business”) is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. At March 29, 2002, DI operated 23 full-service centers distributing to customer sites in 42 states.

The Gulf South Medical Supply division (“Gulf South” or the “Long-Term Care Business”) is a distributor of medical supplies and related products to nursing homes, home healthcare agencies, and other long-term care facilities. At March 29, 2002, Gulf South operated 13 long-term care distribution service centers serving all 50 states.

The Company divides its operations into three reportable operating segments: the Physician Supply Business, the Imaging Business, and the Long-Term Care Business. A fourth segment, titled Other, includes unallocated corporate overhead and the Company’s European operations (the “International Business”) that were sold during fiscal year 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and operating segments: PSS, DI, and Gulf South. Inter-company accounts and transactions are eliminated in consolidation. The results of operations of companies acquired in purchase business combinations are included in the accompanying consolidated financial statements from the date of acquisition.

Fiscal Year

The Company reports its quarter end results of operations and cash flows on the Friday closest to June 30, September 30, and December 31. The Company reports its fiscal year end results of operations and cash flows on the Friday closest to March 31 of each year. Fiscal years 2002, 2001, and 2000 each consist of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the senior subordinated debt is estimated using quoted market prices. The carrying value of the Company’s senior subordinated debt at March 29, 2002 and March 30, 2001 was $125,000 and the market value was approximately $126,000 and $104,000, respectively. At March 30, 2001, the carrying value of the Company’s other long-term debt was $66,792, which approximates fair value.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash held at banks, short-term government obligations, commercial paper, and money market instruments. The Company invests its excess cash in high-grade investments and, therefore, bears minimal risk. These instruments have original maturity dates not exceeding three months at the date of purchase.

Marketable Security

The Company classifies its marketable equity security as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This security is reported at fair value, with unrealized gains and losses excluded from earnings but reported in other comprehensive income (loss), net of the effect of income taxes, until sold. At the time of sale, any gains or losses are recognized as a component of interest and investment income in the accompanying consolidated statements of operations. Other than temporary declines in market value are classified as interest and investment income in the accompanying statement of operations. Gains and losses are based on the specific identification method of determining cost.

Concentration of Credit Risk

The Company’s trade accounts receivables are exposed to credit risk. However, the majority of the market served by the Physician Supply Business and Imaging Business are comprised of numerous individual accounts, none of which is individually significant to the Company. Gulf South depends on a limited number of large customers, and Gulf South’s customers have been experiencing significant financial difficulty since the advent of the Prospective Payment System.

Approximately 35%, 35%, and 34% of Gulf South’s revenues for the years ended March 29, 2002, March 30, 2001, and March 31, 2000, respectively, represent sales to its top five customers. As of March 29, 2002, the top five customers represented 23% of Gulf South’s gross accounts receivable and 26% of Gulf South’s accounts receivable, net of allowance for doubtful accounts. As of March 30, 2001, the top five customers represented 27% of Gulf South’s gross accounts receivable and 24% of Gulf South’s accounts receivable, net of allowance for doubtful accounts. In addition, as of March 29, 2002 and March 31, 2001, one of Gulf South’s top five customers was in bankruptcy and represented approximately 8% and 9%, respectively, of Gulf South’s sales and less than 2%, respectively, of the Company’s consolidated net sales. The Company monitors the creditworthiness of its customers on an ongoing basis and provides allowances for estimated bad debts and sales returns.

The Company had allowances for doubtful accounts and notes receivables of approximately $11,632 and $18,742 as of March 29, 2002 and March 30, 2001, respectively, of which $9,060 and $16,347, respectively, related to Gulf South. During fiscal year 2002, Gulf South wrote-off accounts receivables and notes receivable

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that were fully reserved of approximately $6,214 related to its bankrupt customers. Provisions for doubtful accounts and notes receivable were approximately $5,483, $24,240, and $15,812, for fiscal years ended 2002, 2001, and 2000, respectively, of which $2,805, $22,785, and $11,193, respectively, related to Gulf South.

During fiscal year 2002, two of DI’s vendors accounted for more than 10% of the Company’s consolidated inventory purchases. During fiscal year 2001, one of DI’s vendors accounted for more than 10% of the Company’s consolidated inventory purchases.

Inventories

Inventories, which are comprised principally of medical and related products, are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value. During fiscal year 2002 and 2001, the Physician Supply Business conducted physical inventory observations on a quarterly and semi-annual basis, respectively. During fiscal year 2002 and 2001, the Imaging Business conducted physical inventory observations on a quarterly basis. During fiscal year 2002 and 2001, the Long-Term Care Business conducted physical inventory observations on a semi-annual basis. Any inventory that is impaired for any reason is disposed of or written down to fair market value at that time. Management reviews all branch inventory valuations and makes additional adjustments if necessary.

Slow moving inventory is tracked using a report that details items that have not been sold in the last 180 days and an appropriate reserve is established. Once slow moving inventory is identified, branches transfer inventory to other branches with a market for that inventory. If management determines the inventory is not saleable, the inventory is written off against the allowance for obsolete inventory.

Property and Equipment

Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Buildings	39 years
Leasehold improvements	2 to 15 years
Equipment	5 to 15 years
Computer hardware and software	3 to 10 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Gain or loss upon retirement or disposal of property and equipment is recorded in other income in the accompanying consolidated statements of operations. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized.

The Company capitalizes the following costs associated with developing internal-use computer software:  (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Capitalized internal-use software costs are amortized over the estimated useful lives of the software, ranging from 6 to 10 years.

SFAS No. 34, “Capitalization of Interest Cost,” requires capitalizing interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company capitalized $1,801, $1,612, and $1,377 of interest costs during fiscal years 2002, 2001, and 2000, respectively in connection with the Company’s purchase and development of its Enterprise Resource Planning (“ERP”) system.

The Company evaluates the recoverability of long–lived assets held and used by comparing the carrying value of the assets to the estimated undiscounted future cash flows. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Intangibles

Noncompetition agreements are amortized on a straight–line basis over the terms of the contractual agreements, which range from 1 to 15 years. Signing bonuses are amortized on a straight-line basis generally over 1 to 5 years. Other intangibles are amortized on a straight-line basis over 6 to 15 years.

The Company evaluates the recoverability of its intangibles by comparing the carrying value of the assets to the estimated undiscounted future cash flows. At the time such evaluations indicate that the future undiscounted cash flows of certain intangibles assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair value.

Self–Insurance Coverage

The Company has a self-funded program for employee and dependent health coverage. This program includes an administrator, a large provider network, and stop loss reinsurance to cover individual claims in excess of $200 per person, and up to $2,000 catastrophic loss maximum per lifetime benefit per person. Claims incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by SFAS No. 5, “Accounting for Contingencies,” the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimable.

Restructuring Costs and Expenses/Merger Costs and Expenses

The Company’s policy is to accrue restructuring costs and expenses at the commitment date of a plan if certain criteria under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”) or Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” The Company’s policy is to accrue merger costs and expenses at the commitment date of an integration plan if certain criteria under EITF No. 95-3, “Recognition of Liabilities In Connection with a Purchase Business Combination” (“EITF 95-3”) or EITF No. 95-14, “Recognition of Liabilities in Anticipation of a Business Combination” (“EITF 95-14”), are met.

In connection with consummating business combinations, improving customer service, reducing costs, consolidating branches or administrative functions, management may develop formal plans to exit certain activities, involuntarily terminate employees, and relocate employees. These plans may include identification of duplicate facilities for closure and identification of facilities for consolidation into other facilities.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, completion of the plans will occur within one year from the date in which the plans were formalized and adopted by management. However, intervening events occurring prior to completion of the plan, such as subsequent acquisitions or system conversion issues, can significantly impact a previously established plan. Such intervening events may cause modifications to a plan and are accounted for on a prospective basis. At the end of each quarter, management reevaluates its plans and adjusts previous estimates.

As part of the plans, certain costs are recognized at the date in which the plan is formalized and adopted by management (“commitment date”). These costs are generally related to employee terminations, lease terminations, and branch shutdown. Involuntary employee termination costs include employee severance costs and termination benefits. Lease termination costs include lease cancellation fees and forfeited deposits. Branch shutdown costs include costs related to facility closure costs. In addition, there are certain costs that do not meet the criteria for accrual at the commitment date and are expensed as the plan is implemented (refer to Note 3, Charges Included in General and Administrative Expenses). Merger costs expensed as incurred include the following: (1) costs to pack and move inventory from one facility to another or within a facility in a consolidation of facilities, (2) relocation costs paid to employees in relation to an acquisition accounted for under the pooling-of-interests method of accounting, (3) systems or training costs to convert the acquired companies to the current existing information system, and (4) training costs related to conforming the acquired companies operational policies to that of the Company’s operational policies. In addition, amounts incurred in excess of the original amount accrued at the commitment date are expensed as incurred.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Shareholders’ Equity

The Company realizes an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase to additional paid-in capital (refer to Note 13, Income Taxes).

Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) and total comprehensive income has been separately disclosed in the accompanying consolidated statements of shareholders’ equity.

Revenue Recognition

Effective April 3, 1999, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition,” (“SAB 101”), which changed its method for accounting for equipment sales and contingent rebate income for the year ended March 31, 2000. The cumulative effect of this accounting change reduced net income for the year ended March 31, 2000, by $1.4 million ($2.4 million pre-tax). The cumulative after tax effect on both the basic and diluted earnings per share was a reduction of $0.02 per share. The effect of SAB 101, before the cumulative effect, did not have a material impact on fiscal year 2000 and would not have been material to fiscal year 1999.

Revenue from the sale of products and equipment with no installation and training requirements is recognized when products are shipped or delivered. Revenue from the sale of equipment with installation and

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

training requirements is recognized when installation and training are complete. Revenue from service contracts is recognized ratably over the term of the contract.

The Company earns incentive rebates from its vendors if certain performance goals are achieved. Incentive rebate income is recognized in the accounting period in which the Company meets the performance measure.

The Company allows customers to return products and customers are issued credit memos. The Company records allowances for estimated sales returns and allowances at the end of each period. Sales returns and allowances estimates reduce accounts receivable in the accompanying balance sheets and are based on historical experience.

Shipping and Handling Costs

Shipping and handling costs billed to customers are classified as revenues for all periods presented. Revenues from shipping and handling for each of the three years in the periods ended 2002, 2001, and 2000 were $9,107, $11,180, and $10,454, respectively. Costs related to shipping and handling are classified as general and administrative expenses and were $75,582, $79,562, and $76,487, during each of the three years in the periods ended 2002, 2001, and 2000, respectively.

Foreign Currency Translation

Financial statements for the International Business were translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting translation adjustments were recorded in the cumulative other comprehensive (loss) income component of shareholders’ equity. However, as a result of the sale of the International Business, the foreign currency translation was recognized in the accompanying statements of operations during fiscal year 2001. (Refer to Note 5, International Business Exit Charge).

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) for employee and director stock-based compensation. In accordance with SFAS 123, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied for footnote disclosure purposes only.

Earnings Per Common Share

Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (refer to Note 14, Earnings Per Share).

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

The Company’s noncash investing and financing activities were as follows:

	2002	2001	2000
Investing Activities:
Business acquisitions:
Fair value of assets acquired	—	$561	$41,146
Liabilities assumed	—	46	41,604
Noncompetition agreements issued	—	200	8,300
International Business divestiture:
Assets disposed of	$7,039	—	—
Liabilities assumed by purchaser	7,538	—	—
Financing Activities:
Tax benefits related to stock option plans	103	—	194

Reclassifications

Certain amounts for prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the purchase method of accounting for business combinations consummated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has applied the provisions of SFAS 141 to acquisitions initiated after June 30, 2001.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessing the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential impairments of goodwill. SFAS 142 requires the Company to complete a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step is not required. SFAS 142 requires completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. In the initial year of adoption, any impairment loss identified is presented as a change in accounting principal and recorded as of the beginning of that fiscal year. In years subsequent to the initial year of adoption, any impairment loss recognized is recorded as a charge to income from operations.

The Company adopted SFAS 142 as of March 31, 2001, the first day of fiscal year 2002. During the second quarter ended September 28, 2001, the Company completed the transitional goodwill impairment tests, which resulted in an impairment charge of $90,045, net of income taxes of $14,444. Refer to Note 9, Goodwill, for further discussion of the impact of SFAS 142 on the Company’s financial position and results of operations.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will apply the provisions of SFAS 144 beginning March 30, 2002. Management believes the adoption of SFAS 144 will not have a material impact on its financial condition or results of operations.

2. PURCHASE BUSINESS COMBINATIONS

During fiscal year 2002, there were no purchase business combinations. During fiscal year 2001, the Company acquired certain assets and assumed certain liabilities of a long-term care distributor. During fiscal year 2000, the Company acquired certain assets and assumed certain liabilities of 6 medical supply and equipment distributors, 12 imaging supply and equipment distributors, and 2 long-term care distributors. In addition, the Company acquired the common stock of four imaging supply and equipment distributors. A summary of the details of the transactions follow:

	Fiscal Year
	2002 (a)	2001 (b)	2000
Number of acquisitions	—	1	24
Total consideration	—	$969	$101,014
Cash paid, net of cash acquired	—	923	59,410
Goodwill recorded	$1,254	2,666	59,868
Noncompete payments	—	200	7,235

(a)	During fiscal year 2002, goodwill recorded includes approximately $1,254 of earn-out payments.
(b)	During fiscal year 2001, goodwill recorded includes approximately $2,258 of earn-out payments.

These acquisitions were accounted for under the purchase method of accounting, and accordingly, the assets of the acquired companies have been recorded at their estimated fair values at the dates of the acquisitions. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill. The operations of the acquired companies have been included in the Company’s results of operations subsequent to the dates of acquisition.

The terms of certain acquisition agreements provided for additional consideration to be paid (earn-out payments) if the acquired entity’s results of operations exceeded certain targeted levels. Targeted levels were generally set above the historical experience of the acquired entity at the time of acquisition. Such additional consideration was to be paid in cash and was recorded when earned as additional purchase price.

During the year ended March 29, 2002 and March 30, 2001, there were earn-out payments related to certain Imaging Business acquisitions totaling approximately $1,254 and $2,258, respectively. These amounts were recorded as adjustments to goodwill related to the acquisitions. There were no earn-out payments made during fiscal year 2000. As of March 29, 2002, all earn-out agreements had expired and the Company satisfied its obligations under such agreements. Refer to Note 9, Goodwill, for a discussion of the changes in the carrying value of goodwill for the years ended March 29, 2002 and March 30, 2001.

3. CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include charges related to restructuring activity, merger activity, and other special items. At the end of each period end, management reevaluates its restructuring and merger plans

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and adjusts previous estimates. The following table summarizes special charges that are included in general and administrative expenses in the accompanying consolidated statements of operations:

	2002	2001	2000
Restructuring costs and expenses	$7,750	$8,708	$13,245
Merger costs and expenses	2,656	5,588	1,700
Acceleration of depreciation	1,131	1,504	—
Reversal of operational tax charge	(2,350)	(749)	(1,221)
Long-Term Care Business bad debt charge	—	19,991	—
Other	478	3,789	517

	$9,665	$38,831	$14,241

Restructuring Costs and Expenses

Fiscal Year 2002.  During the quarter ended March 29, 2002, management and the Board of Directors approved and adopted two plans to restructure the Physician Supply Business and the Imaging Business. The Physician Supply Business and the Imaging Business recorded charges of $3,668 and $1,792, respectively, at the commitment date of the plan. In addition, the Physician Supply Business and the Imaging Business recorded charges of $506 and $235, respectively, which were expensed as incurred. The charges expensed as incurred at the Physician Supply Business include direct transaction costs of $206, branch shut down costs of $149, employee relocation costs of $61, involuntary employee termination costs of $44, and lease termination costs of $46. The charges expensed as incurred at the Imaging Business include involuntary employee termination costs of $115, branch shutdown costs of $48, direct transaction costs of $41, lease termination costs of $18, and employee relocation costs of $13.

In addition to the charges recorded during the quarter ended March 29, 2002, the Company recorded $1,635 of restructuring costs and expenses to exit certain facilities. Approximately $1,271 of the $1,635 relates to the involuntary termination of 63 employees, branch shutdown costs and lease termination costs for the merger of three distribution centers in the Physician Supply Business and seven distribution centers in the Imaging Business. The remaining $364 relates to lease termination costs incurred for plans adopted in prior fiscal years. During the year ended March 29, 2002, the Company reversed approximately $86 of restructuring costs primarily relating to lease termination costs.

Fiscal Year 2001.  During the quarter ended December 29, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company (“Plan E”). This plan includes costs related to the severance of certain members of senior management including the Company’s former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $4,887 at the commitment date of the restructuring plan and $644 in severance costs in the quarter ended March 30, 2001. In addition, the Company recorded $3,446 of restructuring costs as incurred during the year ended March 30, 2001. These expenses were partially offset by the reversal of restructuring costs established under prior plans of $269, which primarily related to branch shutdown costs.

Fiscal Year 2000.  During the quarter ended September 30, 1999, management approved and adopted a formal plan to restructure certain operations of Gulf South (“Plan C”), an additional component to the previously established Plans A and B. This restructuring plan identified five additional distribution centers to be closed and relocated the Gulf South corporate offices to Jacksonville, Florida. As a result, these locations were closed and made permanently idle. Accordingly, the Company recorded restructuring costs and expenses of $4,967 at the commitment date. Such costs include branch shutdown costs, lease termination costs, and involuntary employee termination costs of $494, $2,915, and $1,558, respectively.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the quarter ended March 31, 2000, management approved and adopted another formal plan to restructure the Imaging Business’ sales and service organization and the shut down of two facilities. Accordingly, the Company recorded restructuring costs and expenses of $318 at the commitment date of the restructuring plan adopted by management. Restructuring costs and expenses for the quarter ended March 31, 2000 also included $88 of charges that were expensed as incurred and primarily relate to other exit costs. Other exit costs include costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

Refer to Note 4, Accrued Restructuring and Merger Costs and Expenses, for further discussions regarding the restructuring plans adopted during fiscal year 2002, 2001, and 2000.

Merger Costs and Expenses

Merger costs and expenses for fiscal years 2002, 2001, and 2000, include $91, $989, and $2,300, respectively, of charges for merger costs expensed as incurred. During fiscal years 2002, 2001, and 2000, the Company reversed approximately $307, $155, and $1,602, respectively, of merger costs and expenses previously established under prior plans, of which $235, $148, and $1,437 related to accrued lease termination costs. Refer to Note 4, Accrued Restructuring and Merger Costs and Expenses, for further discussion regarding merger plans.

Effective February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the “Retention Plans”). As part of the Company’s strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total cash compensation costs related to these plans are approximately $10,059 of which $2,872, $4,754, and $1,002 were expensed during the years ended March 29, 2002, March 30, 2001, and March 31, 2000, respectively, and $1,431 will be expensed in fiscal year 2003.

Acceleration of Depreciation

During fiscal year 2002, the Physician Supply Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter. Pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” (“SFAS 121”), the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of the computer equipment in accordance with Accounting Principles Board No. 20, “Accounting Changes” (“APB 20”). As a result of shortening the useful lives to coincide with the disposal date of the quarter ended March 29, 2002, the Company recorded $1,025 of accelerated depreciation to fully depreciate certain computer equipment. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $128 per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2003 and 2004 will be offset by additional lease expense as these assets were replaced with assets under operating leases. The remaining $106 of accelerated depreciation that was recorded relates to assets that will be disposed of after the restructuring plan that was implemented during the fourth quarter is completed. Approximately $279 of additional accelerated depreciation is expected during fiscal year 2003. The effects of these changes in estimates decreased basic and diluted earnings per share by $0.01 for fiscal year 2002.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2001, the Physician Supply Business identified certain assets for replacement due to the implementation of its ERP system. Pursuant to SFAS No. 121, the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of the assets in accordance with APB 20. As a result of shortening the useful lives to coincide with the disposal date during the quarter ended December 29, 2000, the Company recorded $1,504 of accelerated depreciation to fully depreciate these assets. The effect of this change in estimate decreased basic and diluted earnings per share by $0.01 for fiscal year 2001. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $116 per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2002 through 2004 would be offset by additional depreciation expense recorded as a result of the implementation of the new ERP system.

Reversal of Operational Tax Charge

During the year ended March 29, 2002, March 30, 2001, and March 31, 2000, the Company performed an analysis and reversed $2,350, $749, and $1,221, respectively, of a previously recorded operating tax charge reserve.

Long-Term Care Business Bad Debt Charge

During the quarter ended December 29, 2000, the Company recorded $19,991 of incremental bad debt expense to increase the allowances for doubtful accounts at Gulf South. The increase to the allowances was primarily attributed to changes in assumptions concerning customers currently in bankruptcy. During the quarter ended December 29, 2000, the Company did not receive final critical vendor designation that was initially guaranteed by customer management as it had received for other bankrupt customers in the past. After receiving this information, the Company revised its allowance methodology for all bankrupt customers and recorded incremental bad debt expense of approximately $9,000. In addition, the remaining incremental bad debt expense of approximately $11,000 was attributed to (i) changes in the reserve percentages applied to various classes of nonbankrupt customers with aged accounts based on the change in assumptions discussed above and further deterioration in the financial condition of Gulf South’s customers, (ii) changes in management’s credit policies and procedures, and (iii) changes in the credit and collection department management. Based on information currently available, management believes the Company has recorded appropriate allowances for bad debts. The effect of this change in estimate decreased basic and diluted earnings per share by $0.17 for fiscal year 2002.

Other

During the year ended March 29, 2002, the Company incurred $478 related to certain lease termination costs for locations that were previously vacated in connection with prior restructuring plans.

During the year ended March 30, 2001, the Company incurred $3,695, primarily relating to legal and professional fees and other costs pursuant to the Company’s strategic alternatives process and severance costs. In addition, the Imaging Business incurred $94 of costs related to acquisitions not consummated.

During fiscal year 2000, the Imaging Business closed its Metro New York facility. The closure of this facility triggered an asset impairment as determined under SFAS 121. As a result, goodwill of $517 was written off during fiscal year 2000.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. ACCRUED RESTRUCTURING AND MERGER COSTS AND EXPENSES

Accrued Restructuring Costs and Expenses—Fiscal Year 2002

During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to two separate plans to restructure the Physician Business and Imaging Business. These plans were implemented in order to reduce overhead costs, improve customer satisfaction, and improve the distribution infrastructure.

Physician Supply Business (4th quarter of FY2002). The total estimated costs related to this plan are approximately $6,505 of which approximately $3,668 was accrued at March 29, 2002, $506 was expensed as incurred during the quarter ended March 29, 2002, and $2,331 will be expensed as incurred during fiscal year 2003. Management anticipates that this plan will be completed by the end of the fourth quarter of fiscal year 2003. As a result of the plan, approximately 161 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. At March 29, 2002, all employees affected by the plan had been notified and 11 employees were terminated.

To improve the distribution infrastructure, certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations will be consolidated into larger existing facilities within a geographic location. Operations in the affected facilities will be reduced to service and sales support. To improve the inventory purchasing structure and to leverage purchasing volumes, the purchasing function for 33 service locations will be centralized to the corporate office located in Jacksonville, Florida.

Accrued restructuring costs and expenses related to the Physician Supply Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $3,666 at March 29, 2002. The following is a summary of the restructuring plan activity related to the plan described above:

	Involuntary Employee Termination Costs	Lease Termination Costs	Branch Shutdown Costs	Total
Balance at March 30, 2001	$—	$—	$—	$—
Additions	783	2,535	350	3,668
Utilized	—	—	(2)	(2)

Balance at March 29, 2002	$783	$2,535	$348	$3,666

Imaging Business (4th quarter of FY2002). This plan consists of two phases. The total estimated costs related to this plan are approximately $3,014 of which approximately $1,793 was accrued at March 29, 2002, $235 was expensed as incurred during the quarter ended March 29, 2002, and the remaining $986 will be expensed as incurred during fiscal year 2003. Management anticipates that this plan will be completed by the end of the third quarter of fiscal year 2003. As a result of the plan, approximately 102 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. At March 29, 2002, all employees affected by the plan had been notified and 21 employees were terminated.

Phase I—During Phase I, certain administrative functions, such as accounts receivable billing and collections and customer service, at 19 service center locations will be consolidated into 7 regional centers. In addition, the call dispatch function for all service center locations will be centralized to Jacksonville, Florida.

Phase II—During Phase II, the product and service distribution network will be realigned. As of the adoption date of this plan, management identified two service centers that will be closed. Other service centers may be closed as current lease agreements expire and others may be relocated after the consolidation of the

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administrative functions is complete. Because service center closures and relocations have not been finalized at March 29, 2002, no branch shutdown costs have been accrued in the accompanying balance sheets.

Accrued restructuring costs and expenses related to the Imaging Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,793 at March 29, 2002. The following is a summary of the restructuring plan activity related to the plan described above:

	Involuntary Employee Termination Costs	Lease Termination Costs	Branch Shutdown Costs	Total
Balance at March 30, 2001	$—	$—	$—	$—
Additions	690	832	271	1,793
Utilized	—	—	—	—

Balance at March 29, 2002	$690	$832	$271	$1,793

Accrued Restructuring Costs and Expenses––Prior Fiscal Years

During the prior fiscal years, management and the board of directors approved and committed to several plans to restructure the Physician Business, the Imaging Business, and the Long-Term Care Business. Accrued restructuring costs and expenses related to plans adopted in the prior fiscal years, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $1,439 and $3,715 at March 29, 2002 and March 30, 2001, respectively. The following is a summary of the restructuring plan activity related to the plans described below:

	Involuntary Employee Termination Costs	Lease Termination Costs	Branch Shutdown Costs	Total
Balance at March 31, 2000	$376	$857	$374	$1,607
Adjustments	(30)	—	(239)	(269)
Additions	5,531	—	—	5,531
Utilized	(2,541)	(478)	(135)	(3,154)

Balance at March 30, 2001	3,336	379	—	3,715
Adjustments	(21)	(65)	—	(86)
Utilized	(1,930)	(260)	—	(2,190)

Balance at March 29, 2002	$1,385	$54	$—	$1,439

The following is a brief description of each plan:

Plans A/B (4th quarter of FY1998/1st quarter FY1999). Primarily as a result of the impact of acquiring Gulf South, and in order to improve customer service, reduce costs, and improve productivity and asset utilization, management executed a plan to realign and consolidate the operations of the Physician Supply Business, Imaging Business, and the Long-Term Care Business. Subsequently, the Company adopted a second plan which related solely to the Long-Term Care Business to complete the consolidation of its operations.

Approximately $14 and $67 of lease termination costs remain accrued at March 29, 2002 and March 30, 2001, respectively. Payments will extend through fiscal year 2003.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan C (2nd quarter of FY2000). Management evaluated the Company’s overall cost structure and implemented cost reductions at all three operating segments in order to meet internal profitability targets. In addition, management improved its distribution model and relocated the corporate office of Gulf South to Jacksonville, Florida. The total number of employees terminated was 272.

Accrued lease termination costs related to this plan at March 29, 2002 and March 30, 2001 were approximately $40 and $312, respectively. Payments will extend through fiscal year 2003. All employees were terminated at March 31, 2000. After revising prior estimates, the Company reversed $30 related to involuntary employee terminations and $239 related to branch shutdown costs against restructuring costs and expenses during the year ended March 30, 2001.

Plan E (3rd quarter of FY2001). The Company’s Board of Directors along with senior management evaluated the Company’s operating performance and decided to implement a long-range strategic plan that would stabilize the workforce and business. As part of the strategic plan, the Company reorganized several senior management positions and made permanently idle two distribution centers; one in the Imaging Business and one in the Physician Supply Business.

The total number of employees to be terminated in connection with this plan was 29. As of March 30, 2001, 16 employees had been terminated under the plan and the remaining 13 employees were terminated as of September 30, 2001. Accrued involuntary employee termination costs related to this plan at March 29, 2002 and March 30, 2001 were approximately $1,385 and $3,336, respectively. The remaining $1,385 will be paid to the terminated employees in fiscal year 2003 in accordance with the severance agreements.

Summary of Accrued Merger Costs and Expenses

Accrued merger costs and expenses, classified as accrued expenses in the accompanying consolidated balance sheets, were $10 and $294 at March 29, 2002 and March 30, 2001, respectively. During the year ended March 29, 2002, approximately $235 of lease termination costs were reversed to merger costs and expenses and $49 was charged against the accrual for lease payments on closed facilities. The remaining accrual at March 29, 2002 relates to lease termination costs that will be paid through fiscal year 2003. During the year ended March 30, 2001, approximately $148 of lease termination costs was reversed to merger costs and expenses and $591 and $56 was charged against the accrual for lease termination costs and involuntary employee termination costs, respectively.

5. INTERNATIONAL BUSINESS EXIT CHARGE

During the quarter ended December 29, 2000, management adopted, and the Board of Directors approved, a plan for divesting the Company’s European operations. The net assets held for disposal consisted of the operating assets of the European operations less outstanding liabilities, and were valued at the lower of aggregate fair value less expected costs to be incurred for sale. During the quarter ended December 29, 2000, the Company recorded $14,917 as an International Business exit charge, primarily to recognize an impairment of goodwill (net of accumulated amortization) of $8,789 and to recognize prior cumulative foreign currency translation adjustments of $3,200.

During the first quarter of fiscal year 2002, the Company completed the sale of the European operations to the then management of the International Business. The Company consummated the sale of the German operations on April 6, 2001 and the Belgium operations on May 20, 2001. Proceeds received consisted of approximately $222 and a note receivable of $400 from the sale of the common stock of these entities. Upon

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completion of the transactions, the Company recorded a reversal of $514 of the previously established charge due to lower than expected costs to exit the operations. The European operations reported the following results of operations for each of the three years in the period ended:

	March 29, 2002	March 30, 2001	March 31, 2000
Net sales	$431	$19,873	$24,361
Cost of goods sold	295	14,004	16,333

Gross profit	136	5,869	8,028
Selling, general and administrative expenses	66	5,782	8,225
International Business exit charge	(514)	14,917	—

Operating income (loss)	584	(14,830)	(197)
Other expense:
Interest expense	(14)	(724)	(238)
Intercompany interest expense	—	(1,000)	(1,203)

	(14)	(1,724)	(1,441)
Income (loss) before provision for income taxes	570	(16,554)	(1,638)
Provision for income taxes	—	—	—

Net income (loss)	$570	$(16,554)	$(1,638)

6. MARKETABLE SECURITY

Available-for-Sale Security	Cost	Other than Temporary Impairment	New Cost Basis	Realized Gain	Fair Value
March 29, 2002	$314	$(114)	$200	$338	—

March 30, 2001	$1,500	$(1,186)	$314	—	$314

This marketable equity security represents an investment in an Internet medical supply portal that had experienced a significant and continuing decrease in market value during fiscal year 2001. As a result, during the year ended March 30, 2001, the Company recognized an other than temporary impairment loss of $1,186 that was included in interest and investment income in the accompanying consolidated statements of operations. The market value continued to decrease through the second quarter of fiscal year 2002. Therefore, during the six months ended September 28, 2001, the Company recognized an additional other than temporary impairment loss of $114. During the quarter ended March 29, 2002, the Company sold the security for approximately $538 resulting in a pretax gain of approximately $338.

7. NOTES RECEIVABLES

The Company has three notes receivables (the “Loans”) outstanding from its former Chairman and Chief Executive Officer which bear interest at the applicable Federal rate for long-term obligations (5.57% and 6.09% at March 29, 2002 and March 30, 2001, respectively). These Loans were issued to the former Chairman and Chief Executive Officer in order to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 matures on September 16, 2007 (“Maturity Date”). During fiscal year 2001, the note was amended in connection with a severance agreement, to defer payments of interest due prior to May 2003 until the Maturity Date and to require interest payments at least annually after May 2003. No principal payments are required under the note until the Maturity Date. The terms of Note 1 provide for forgiveness of the outstanding principal in the event of a change in control, however, the accrued interest becomes payable immediately. The Company maintains an insurance policy on the former Chairman and Chief Executive Officer’s life and upon death, the outstanding principal and interest will be repaid with proceeds from this policy.

Notes 2 and 3 relate to advances made during fiscal years 2000 and 2001 that were formalized into two separate notes during fiscal year 2001. Note 2 bears interest annually during the period from January 1, 2001 until maturity on October 2, 2003. Payments of both principal and interest are due on October 2, 2003. Approximately 340 shares of common stock of the Company, valued at approximately $3,332 at March 29, 2002, secure this note.

Note 3 matures on the earlier of (i) the death of the former Chairman and Chief Executive Officer or (ii) termination of a split-dollar agreement (“Note 3 Maturity Date”). Note 3 bears interest annually during the period from January 1, 2001 until the Note 3 Maturity Date. Payments of both principal and interest are due upon maturity. A split-dollar life insurance policy on the former Chairman and Chief Executive Officer secures this note.

The following table summarizes the outstanding principal and interest for the above Loans at March 30, 2001 and March 29, 2002.

Total
Balance at March 31, 2000	$3,231
Principal advances	1,788
Principal payments	(110)
Accrued interest	237
Interest payments	(101)

Balance at March 30, 2001	5,045
Principal advances	—
Principal payments (a)	—
Accrued interest	275
Interest payments (b)	—

Balance at March 29, 2002	$5,320

(a)	Principal payments are deferred until the maturity date of each note.
(b)
Interest payments for Note 1 due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003 until the Maturity Date. Interest payments for Notes 2 and 3 are deferred until the maturity date of the notes.

The outstanding principal, included in other assets in the accompanying consolidated balance sheets, at March 29, 2002 and March 30, 2001 was approximately $4,731. Accrued interest was approximately $589 and $314 at March 29, 2002 and March 30, 2001, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for fiscal years 2002, 2001, and 2000 was approximately $275, $237, and $168, respectively.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, are summarized as follows:

	2002	2001
Land	$1,098	$1,184
Building and leasehold improvements	8,693	9,345
Equipment	28,169	29,632
Computer hardware and software	90,673	74,170

Property and equipment, gross	128,633	114,331
Accumulated depreciation	(43,792)	(38,084)

Property and equipment, net	$84,841	$76,247

Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of operations, aggregated approximately $14,268, $11,952, and $9,446, for fiscal year 2002, 2001, and 2000, respectively.

9. GOODWILL

The Company adopted SFAS 142 effective March 31, 2001, the first day of fiscal year 2002. In connection with the adoption of SFAS 142, the Company discontinued amortizing goodwill. The changes in the carrying value of goodwill for the years ended March 29, 2002 and March 30, 2001 are as follows:

	Physician Supply Business	Imaging Business	Long-Term Care Business	Other	Total
Balance as of March 31, 2000	$10,318	$106,113	$51,400	$8,809	$176,640
Purchase business combinations	—	—	408	—	408
Final purchase price allocation adjustments	—	(239)	(311)	—	(550)
Settlement of earn-out agreements	—	2,008	—	250	2,258
International Business exit charge	—	—	—	(8,789)	(8,789)
Other	—	385	—	—	385
Goodwill amortization	(530)	(3,778)	(1,895)	(270)	(6,473)

Balance as of March 30, 2001	9,788	104,489	49,602	—	163,879
Settlement of earn-out agreements	—	1,254	—	—	1,254
Transitional impairment loss	—	(104,489)	—	—	(104,489)

Balance as of March 29, 2002	$9,788	$1,254	$49,602	$—	$60,644

Management reevaluated the preliminary purchase price allocations for the fiscal year 2000 acquisitions during fiscal year 2001 and certain adjustments to goodwill were made. Goodwill was reduced by approximately $966 upon finalization of the fair value determination of assets acquired. Furthermore, as a result of additional information received on the deductibility of certain pre-acquisition expenditures, goodwill was increased by approximately $416 to true-up deferred tax assets and liabilities.

The Company performed transitional goodwill impairment tests at each of its operating segments—the Physician Supply Business, the Imaging Business, and the Long-Term Care Business. These operating segments meet the reporting unit requirements as defined in SFAS 142. The Company engaged independent valuation consultants to assist with the transitional goodwill impairment tests. Based on the results of these tests, goodwill was deemed not to be impaired at the Physician Supply Business or the Long-Term Care Business as the fair

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of each of these reporting units exceeded their carrying values. Therefore, the second step of the goodwill impairment test was not required to be performed. However, the carrying amount of the Imaging Business exceeded its fair value, indicating a potential impairment of the respective goodwill. The Imaging Business’ operating results have been impacted by a decline in actual and projected operating margins and these factors affect the fair value calculation, which were considered in calculating the enterprise value of the reporting unit.

The fair value of each of the operating segments was calculated on an enterprise value basis using the following approaches: (i) market multiple approach; (ii) discounted cash flow approach; and (iii) comparable transaction approach.

•
Under the market multiple approach, market ratios and performance fundamentals relating to similar public companies’ stock prices or enterprise values were applied to the reporting units to determine their enterprise value.

•
Under the discounted cash flow (“DCF”) approach, the indicated enterprise value was determined using the present value of the projected future cash flows to be generated considering appropriate discount rates. The discount rates used in the calculation reflected all associated risks of realizing the projected future cash flows and was an approximation of the Company’s internal weighted average cost of capital.

•
Under the comparable transaction approach, recent transactions between companies in the same or similar lines of business to the reporting units were examined to determine the indicated enterprise value. Acquisition values and pricing evidence were used in much the same manner as the market multiple approach for the determination of the reporting units’ enterprise value.

In order to determine the fair value of each reporting unit, interest charges were allocated based on employed capital at each of the reporting units. The fair value conclusion of the operating segments reflects an equally blended value of the market multiple approach and the DCF approach discussed above.

Because the carrying amount of the Imaging Business exceeded its fair value, the second step of the goodwill impairment test was completed. Under the second step of the test, the implied fair value of the Imaging Business’s goodwill was compared to its carrying amount of goodwill to measure the amount of impairment loss. As a result, a loss of $90,045, net of taxes of $14,444, was recognized and recorded as a cumulative effect of accounting change in the accompanying consolidated statements of income.

As required by SFAS 142, the impairment loss was recognized as of March 31, 2001, the first day of fiscal year 2002; therefore, the Company restated its historical consolidated financial information for the three months ended June 29, 2001. Note 19, Quarterly Results of Operations, incorporates the restatement of the results of operations for the quarter ended June 29, 2001.

The Company has elected to perform its annual impairment test for each reporting unit on the last day of each fiscal year. The Company, with the assistance of independent valuation consultants, performed analyses to determine the fair values of the reporting units at March 29, 2002. Because the fair value exceeded the carrying amount, goodwill at each reporting unit was not impaired.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

	March 29, 2002	March 30, 2001	March 31, 2000
Income (loss) before cumulative effect of accounting change, as reported	$8,848	$(36,061)	$22,184
Cumulative effect of accounting change	(90,045)	—	(1,444)

Net income (loss), as reported	(81,197)	(36,061)	20,740
Goodwill amortization, net of tax	—	5,476	4,682

Net income (loss), adjusted	$(81,197)	$(30,585)	$25,422

Earnings (loss) per share, basic:
Income (loss) before cumulative effect of accounting change, as reported	$0.12	$(0.51)	$0.31
Cumulative effect of accounting change	(1.26)	—	(0.02)

Net income (loss), as reported	(1.14)	(0.51)	0.29
Goodwill amortization, net of tax	—	0.08	0.07

Net (loss) income, adjusted	$(1.14)	$(0.43)	$0.36

Earnings (loss) per share, diluted:
Income (loss) before cumulative effect of accounting change, as reported	$0.12	$(0.51)	$0.31
Cumulative effect of accounting change	(1.25)	—	(0.02)

Net income (loss), as reported	(1.13)	(0.51)	0.29
Goodwill amortization, net of tax	—	0.08	0.07

Net (loss) income, adjusted	$(1.13)	$(0.43)	$0.36

10. INTANGIBLES

The following table summarizes, by business segment and major asset class, the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization.

	As of March 29, 2002			As of March 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
NonCompetition Agreements:
Physician Supply Business	$4,053	$(3,073)	$980	$5,432	$(3,953)	$1,479
Imaging Business	20,457	(9,939)	10,518	22,662	(8,615)	14,047
Long-Term Care Business	2,070	(876)	1,194	1,570	(685)	885

	26,580	(13,888)	12,692	29,664	(13,253)	16,411

Signing Bonuses:
Physician Supply Business	1,027	(426)	601	1,210	(964)	246
Imaging Business	1,954	(1,300)	654	3,325	(1,881)	1,444
Long-Term Care Business	200	(150)	50	221	(125)	96

	3,181	(1,876)	1,305	4,756	(2,970)	1,786

Other intangibles:
Physician Supply Business	2,993	(1,795)	1,198	2,956	(1,580)	1,376
Imaging Business	—	—	—	—	—	—
Long-Term Care Business	—	—	—	—	—	—

	2,993	(1,795)	1,198	2,956	(1,580)	1,376

Total	$32,754	$(17,559)	$15,195	$37,376	$(17,803)	$19,573

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reassessed the useful lives of the existing intangible assets summarized above and determined that they are appropriate in determining amortization expense. Total amortization expense for intangible assets, excluding goodwill, for the years March 29, 2002, March 30, 2001, and March 31, 2000 was $5,935, $6,546, and $5,198, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2003	$4,646
2004	3,535
2005	2,308
2006	991
2007	803
Thereafter	2,912

Total	$15,195

Future minimum payments required under noncompetition agreements at March 29, 2002 are as follows:

Fiscal Year:
2003	$317
2004	59
2005	43
2006	36
2007	36
Thereafter	143

Total	$634

11. LONG-TERM DEBT

Long-term debt consists of the following:

	March 29, 2002	March 30, 2001
Senior subordinated notes	$125,000	$125,000
Revolving credit agreement	—	65,000
Notes payable to owners of acquired companies	—	65
Other notes	—	1,727

	125,000	191,792
Less current portion of long-term debt	—	(1,752)

Total	$125,000	$190,040

Senior Subordinated Notes

The Company has issued $125 million aggregate principal amount of 8.5% senior subordinated notes due in 2007 (the “Notes”). The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the cash flows from operating activities of the Company. The Notes mature on October 1, 2007, and are callable beginning October 1, 2002, at the option of the Company. The Notes contain certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness. The Company may incur indebtedness up to certain specified levels and, provided that if no event of default exists, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2.0 to 1.0.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Agreement

On May 24, 2001, the Company entered into a credit agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A., as Agent for the Lenders (in such capacity, the “Agent”, or the “Bank”) and Banc of America Securities LLC, as Arranger.

The Credit Agreement provides for a four-year credit facility consisting of an aggregate $120 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon (a) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (b) compliance with certain debt incurrence tests under the Company’s Indenture, dated as of October 7, 1997, relating to the Notes. The Credit Facility will bear interest at the Bank’s prime rate plus a margin of between 0.25% and 1.00% based on the Company’s ratio of funded debt to EBITDA (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.5% based on the Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (a) paying dividends and repurchasing stock, (b) repurchasing its Notes, (c) selling or transferring assets, (d) making certain investments (including acquisitions) and (e) incurring additional indebtedness and liens. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the Company’s prior credit agreement, and future proceeds will be used to issue letters of credit, finance ongoing working capital requirements and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

On June 28, 2001, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”), by and among the Company, as borrower thereunder, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The Amendment amended the Credit Agreement to increase the maximum available borrowings under the Credit Agreement from $120 million to $150 million. The Amendment also, among other things, increased the percentage of Lenders whose consent was required for an amendment of the Credit Agreement from more than 50% to more than 55% and amended certain provisions relating to protective advances, limitations on issuances of letters of credit, indemnification, and landlord consents.

As of March 29, 2002, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company’s anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

Other Notes

At March 30, 2001, other notes consisted of various debt maintained by the International Business, including a working capital line of credit and a mortgage on facilities in Leuven, Belgium (“European Debt”). The interest rate on the related debt was approximately 6.2% at March 30, 2001. As a result of the sale of the International Business, the European Debt was assumed by the buyer.

As of March 29, 2002, future minimum payments of long-term debt, excluding capital lease obligations, are approximately as follows:

Fiscal Year:
2003	$—
2004	—
2005	—
2006	—
2007	—
Thereafter	125,000

Total	$125,000

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

During fiscal year 1998, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of $125,000 in debt securities. The following tables present condensed consolidating financial information for the parent or issuer of the debt, the guarantor subsidiaries, and the nonguarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company. In addition, the guarantor subsidiaries are 100% owned subsidiaries of the Company.

Balance Sheets:

	As of March 29, 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$39,531	$14,043	—	—	$53,574
Accounts receivable, net	78,911	148,044	—	—	226,955
Inventories, net	48,706	104,217	—	—	152,923
Intercompany receivables	157,314	(157,314)	—	—	—
Other current assets	13,517	25,351	—	—	38,868

Total current assets	337,979	134,341	—	—	472,320
Property and equipment, net	55,449	29,392	—	—	84,841
Other Assets:
Goodwill, net	9,788	50,856	—	—	60,644
Intangibles, net	2,777	12,418	—	—	15,195
Investment in subsidiary	286	28,083	—	$(28,369)	—
Other noncurrent assets	11,074	19,334	—	—	30,408

Total assets	$417,353	$274,424	—	$(28,369)	$663,408

Current Liabilities:
Accounts payable	$62,181	$84,513	—	—	$146,694
Other current liabilities	33,038	17,733	—	—	50,771

Total current liabilities	95,219	102,246	—	—	197,465
Long-term debt, net of current portion	125,000	—	—	—	125,000
Other	13,853	2,642	—	—	16,495

Total liabilities	234,072	104,888	—	—	338,960
Shareholders’ Equity:
Common stock	713	329	—	$(330)	712
Additional paid-in capital	188,924	150,150	—	10,969	350,043
Accumulated (deficit) earnings	(8,999)	19,057	—	(36,365)	(26,307)
Unearned ESOP shares	2,643	—	—	(2,643)	—

Total shareholders’ equity	183,281	169,536	—	(28,369)	324,448

Total liabilities and shareholders’ equity	$417,353	$274,424	—	$(28,369)	$663,408

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets (Continued):

	As of March 30, 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$31,725	$2,649	$—	—	$34,374
Accounts receivable, net	75,912	158,316	2,618	—	236,846
Inventories, net	51,661	100,222	2,842	—	154,725
Intercompany receivables	198,864	(189,197)	(9,667)	—	—
Other current assets	23,281	41,849	259	—	65,389

Total current assets	381,443	113,839	(3,948)	—	491,334
Property and equipment, net	45,671	29,257	1,319	—	76,247
Other Assets:
Goodwill, net	9,788	154,091	—	—	163,879
Intangibles, net	3,088	16,485	—	—	19,573
Investment in subsidiary	286	28,083	—	$(28,369)	—
Other noncurrent assets	17,671	7,894	—	—	25,565

Total assets	$457,947	$349,649	$(2,629)	$(28,369)	$776,598

Current Liabilities:
Accounts payable	$38,170	$78,190	$2,878	—	$119,238
Other current liabilities	29,270	17,508	5,063	—	51,841

Total current liabilities	67,440	95,698	7,941	—	171,079
Long-term debt, net of current portion	190,000	40	—	—	190,040
Other	9,302	1,875	—	—	11,177

Total liabilities	266,742	97,613	7,941	—	372,296
Shareholders’ Equity:
Common stock	710	329	—	$(328)	711
Additional paid-in capital	172,461	150,149	15,122	10,969	348,701
Accumulated earnings (deficit)	15,391	101,558	(25,692)	(36,367)	54,890
Unearned ESOP shares	2,643	—	—	(2,643)	—

Total shareholders’ equity	191,205	252,036	(10,570)	(28,369)	404,302

Total liabilities and shareholders’ equity	$457,947	$349,649	$(2,629)	$(28,369)	$776,598

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Operations:

	Fiscal Year 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated
Net sales	$599,668	$1,215,672	$431	$1,815,771
Cost of goods sold	422,170	969,401	295	1,391,866

Gross profit	177,498	246,271	136	423,905
General and administrative expenses	121,012	170,461	53	291,526
Selling expenses	54,573	54,923	13	109,509
International Business exit charge	—	—	(514)	(514)

Income from operations	1,913	20,887	584	23,384
Other income (expense)	5,490	(14,853)	(14)	(9,377)

Income before provision (benefit) for income taxes and cumulative effect of accounting change	7,403	6,034	570	14,007
Provision (benefit) for income taxes	6,668	(1,509)	—	5,159

Income before cumulative effect of accounting change	735	7,543	570	8,848
Cumulative effect of accounting change, net of taxes (Note 1)	—	(90,045)	—	(90,045)

Net income (loss)	$735	$(82,502)	$570	$(81,197)

	Fiscal Year 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated
Net sales	$586,709	$1,208,223	$19,873	$1,814,805
Cost of goods sold	420,048	964,338	14,004	1,398,390

Gross profit	166,661	243,885	5,869	416,415
General and administrative expenses	114,288	196,393	3,552	314,233
Selling expenses	55,581	57,345	2,230	115,156
International Business exit charge	—	—	14,917	14,917

Loss from operations	(3,208)	(9,853)	(14,830)	(27,891)
Other (expense) income	(14,749)	474	(1,724)	(15,999)

Loss before provision (benefit) for income taxes	(17,957)	(9,379)	(16,554)	(43,890)
Provision (benefit) for income taxes	2,019	(9,848)	—	(7,829)

Net (loss) income	$(19,976)	$469	$(16,554)	$(36,061)

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations (Continued):

	Fiscal Year 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated
Net sales	$603,790	$1,175,839	$24,361	$1,803,990
Cost of goods sold	421,178	917,667	16,333	1,355,178

Gross profit	182,612	258,172	8,028	448,812
General and administrative expenses	104,605	178,418	4,718	287,741
Selling expenses	57,227	55,628	3,507	116,362

Income (loss) from operations	20,780	24,126	(197)	44,709
Other (expense) income	(7,543)	5,802	(1,441)	(3,182)

Income (loss) before provision for income taxes and cumulative effect of accounting change	13,237	29,928	(1,638)	41,527
Provision for income taxes	11,444	7,899	—	19,343

Income (loss) before cumulative effect of accounting change	1,793	22,029	(1,638)	22,184
Cumulative effect of accounting change, net of taxes (Note 1)	(593)	(851)	—	(1,444)

Net income (loss)	$1,200	$21,178	$(1,638)	$20,740

Statements of Cash Flows:

	Fiscal Year 2002
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated
Net income (loss)	$735	$(82,502)	$570	$(81,197)

Net cash provided by operating activities	66,580	42,369	55	109,004

Cash Flows From Investing Activities:
Proceeds from sale of marketable security	539	—	—	539
Proceeds from sale of property and equipment	39	51	—	90
Proceeds from sale of International Business	609	—	(388)	221
Capital expenditures	(19,169)	(5,195)	—	(24,364)
Purchases of businesses, net of cash acquired	—	(1,254)	—	(1,254)
Payments on noncompete agreements	(110)	(557)	—	(667)

Net cash used in investing activities	(18,092)	(6,955)	(388)	(25,435)

Cash Flows From Financing Activities:
Proceeds from borrowings	90,848	—	—	90,848
Repayments of borrowings	(155,848)	(66)	—	(155,914)
Proceeds from issuance of common stock	697	—	—	697
Inter-company borrowings	23,621	(23,954)	333	—

Net cash (used in) provided by financing activities	(40,682)	(24,020)	333	(64,369)

Net increase (decrease) in cash and cash equivalents	7,806	11,394	—	19,200
Cash and cash equivalents, beginning of year	31,725	2,649	—	34,374

Cash and cash equivalents, end of year	$39,531	$14,043	$—	$53,574

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows (Continued):

	Fiscal Year 2001 (Unaudited)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated
Net (loss) income	$(19,975)	$469	$(16,555)	$(36,061)

Net cash provided by operating activities	9,641	59,474	745	69,860

Cash Flows From Investing Activities:
Proceeds from sale of marketable security	3	—	—	3
Proceeds from sale of property and equipment	10	245	150	405
Capital expenditures	(17,354)	(5,503)	—	(22,857)
Purchases of businesses, net of cash acquired	—	(2,839)	—	(2,839)
Payments on noncompete agreements	(179)	(1,658)	(250)	(2,087)

Net cash used in investing activities	(17,520)	(9,755)	(100)	(27,375)

Cash Flows From Financing Activities:
Proceeds from borrowings	99,000	—	1,180	100,180
Repayments of borrowings	(155,000)	(2,152)	(10,390)	(167,542)
Principal payments under capital lease obligations	—	(79)	—	(79)
Inter-company borrowings	29,689	(39,338)	9,649	—
Other	—	—	(1,084)	(1,084)

Net cash used in financing activities	(26,311)	(41,569)	(645)	(68,525)

Net (decrease) increase in cash and cash equivalents	(34,190)	8,150	—	(26,040)
Cash and cash equivalents, beginning of year	65,915	(5,501)	—	60,414

Cash and cash equivalents, end of year	$31,725	$2,649	$—	$34,374

	Fiscal Year 2000 (Unaudited)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated
Net income (loss)	$1,199	$21,180	$(1,639)	$20,740

Net cash provided by (used in) operating activities	32,512	(15,323)	(218)	16,971

Cash Flows From Investing Activities:
Purchases of marketable securities	(1,500)	—	—	(1,500)
Proceeds from sale of property and equipment	—	2,595	—	2,595
Capital expenditures	(15,665)	(11,469)	(48)	(27,182)
Purchases of businesses, net of cash acquired	(3,387)	(48,360)	(7,663)	(59,410)
Payments on noncompete agreements	—	(8,825)	—	(8,825)

Net cash used in investing activities	(20,552)	(66,059)	(7,711)	(94,322)

Cash Flows From Financing Activities:
Proceeds from borrowings	167,200	—	8,597	175,797
Repayments of borrowings	(70,200)	(6,220)	(1,556)	(77,976)
Principal payments under capital lease obligations	—	(325)	—	(325)
Proceeds from issuance of common stock	101	—	—	101
Inter-company borrowings	(69,824)	67,998	1,826	—
Other	—	—	(938)	(938)

Net cash provided by financing activities	27,277	61,453	7,929	96,659

Net increase (decrease) in cash and cash equivalents	39,237	(19,929)	—	19,308
Cash and cash equivalents, beginning of year	26,678	14,428	—	41,106

Cash and cash equivalents, end of year	$65,915	$(5,501)	$—	$60,414

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. INCOME TAXES

The provisions for income taxes are detailed below:

	2002	2001	2000
Current tax (benefit) provision:
Federal	$(10,579)	$—	$6,410
State	(1,813)	—	1,055

Total current	(12,392)	—	7,465

Deferred tax provision (benefit):
Federal	14,982	(6,683)	10,140
State	2,569	(1,146)	1,738

Total deferred	17,551	(7,829)	11,878

Total income tax provision (benefit)	$5,159	$(7,829)	$19,343

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2002	2001	2000
Income (loss) before provision for taxes and cumulative effect of accounting change	$14,007	$(43,890)	$41,527

Tax provision (benefit) at the 35% statutory rate	4,902	(15,362)	14,534

Increase (decrease) in taxes:
State income tax, net of Federal benefit	491	(745)	1,847
Effect of foreign subsidiary, net of valuation allowance	(1,342)	5,794	574
Merger costs and expenses	—	—	153
Goodwill amortization	—	1,275	1,103
Meals and entertainment	453	427	438
Nontaxable interest income	(18)	(113)	(80)
Officer life insurance	540	808	478
Other, net	133	87	296

Total increase in taxes	257	7,533	4,809

Total income tax provision (benefit)	$5,159	$(7,829)	$19,343

Effective tax rate	36.8%	17.8%	46.6%

At March 29, 2002 and March 30, 2001, the Company has recorded an income tax receivable of $7,077 and $10,028, respectively, which is included in prepaid expenses and other in the accompanying balance sheets.

Deferred income taxes for fiscal year 2002 and 2001 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences which create deferred tax assets and liabilities at March 29, 2002 and March 30, 2001 are detailed below:

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001
Deferred tax assets:
Excess of book amortization over tax amortization	$16,114	$3,119
Capital loss carryforward	6,150	—
Allowance for doubtful accounts and sales returns	5,514	5,994
Deferred compensation	4,123	3,494
Reserve for inventory obsolescence	3,484	1,756
Net operating loss carryforwards	2,711	12,200
Merger, restructuring and other nonrecurring costs and expenses	2,280	2,206
Inventory uniform cost capitalization	2,114	2,178
Operational tax reserve	1,101	2,108
Accrued expenses	991	3,240
Charitable contribution carryover	403	139
Accrued professional fees	—	786
Available-for-sale marketable security	—	478
Other	460	444

Gross deferred tax assets	45,445	38,142

Deferred tax liabilities:
Capitalized software development costs	(15,543)	(11,145)
Excess of book depreciation over tax depreciation	(2,071)	(2,208)

Gross deferred tax liabilities	(17,614)	(13,353)

Valuation allowance	(6,150)	—

Net deferred tax assets	$21,681	$24,789

As of March 29, 2002, net current deferred tax assets and net noncurrent deferred tax assets of $14,665 and $7,016 are included in prepaid and other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of March 30, 2001, net current deferred tax assets, and net noncurrent deferred tax assets of $18,240 and $6,549 were included in prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

During fiscal year 2002, the sale of the International Business and the sale of the available-for-sale marketable security generated capital losses. At March 29, 2002, management believes it is more likely than not that the deferred tax assets related to these capital loss carryforwards will not be realized for tax purposes, as capital gains are not expected in the future. Therefore, a valuation allowance was established during fiscal year 2002. Management believes all remaining deferred tax assets as of March 29, 2002 are realizable due to the projected future taxable income. All deferred tax assets as of March 30, 2001 were considered to be realizable due to the projected future taxable income. Therefore, no valuation allowance was recorded as of March 30, 2001.

The income tax benefits related to the exercise or early disposition of certain stock options and stock contributions to the ESOP reduce taxes currently payable and are credited directly to additional paid-in capital. Such amounts were $103 and $194 for fiscal year 2002 and 2000.

At March 29, 2002 and March 30, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $6,969 and $31,362, respectively, which expire from 2003 to 2022. The utilization of the net operating loss carryforwards is subject to limitation in certain years. During fiscal year 2002, the Company carried back approximately $14,965 of net operating losses to prior years which contributed to the current tax benefit.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EARNINGS PER SHARE

In accordance with SFAS 128, the calculation of basic earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

	2002	2001	2000
Income (loss) before cumulative effect of accounting change	$8,848	$(36,061)	$22,184
Cumulative effect of accounting change, net of taxes (Note 1)	(90,045)	—	(1,444)

Net (loss) income	$(81,197)	$(36,061)	$20,740

Earnings (loss) per share—Basic:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.51)	$0.31
Cumulative effect of accounting change	(1.26)	—	(0.02)

Net (loss) income	$(1.14)	$(0.51)	$0.29

Earnings (loss) per share—Diluted:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.51)	$0.31
Cumulative effect of accounting change	(1.25)	—	(0.02)

Net (loss) income	$(1.13)	$(0.51)	$0.29

Weighted average shares outstanding:
Common shares	71,184	71,187	70,966
Assumed exercise of stock options	769	122	219

Diluted shares outstanding	71,953	71,309	71,185

Options to purchase approximately 3,123 shares of common stock that were outstanding during fiscal year 2002 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

15. SHAREHOLDERS’ EQUITY

Stock-Based Compensation Plans

As of March 29, 2002, the Company had seven stock option plans; however, only three plans had shares available for issuance.

1999 Long-Term Incentive Plan. Under this plan, 4,370 shares of the Company’s Common Stock are reserved for issuance to employees, officers, and directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock awards, dividend equivalents, restricted stock, or other stock-based awards. As of March 29, 2002, approximately 1,928 shares of common stock are available for issuance under the plan.

Broad-Based Employee Stock Plan. Under this plan, 2,600 shares of the Company’s common stock are reserved for issuance to nonofficer employees. Grants under this plan are in the form of nonqualified stock options or restricted stock. Options may be granted at prices not less than the fair market value of the common stock on the date such option is granted and are generally exercisable five years from the date of grant. As of March 29, 2002, approximately 144 shares of common stock are available for issuance under the plan.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors’ Stock Plan. Under this plan, nonemployee directors receive an annual grant of an option to purchase shares of the Company’s common stock. During fiscal year 1999, the Plan was amended to increase the number of option grants from 1.5 to 3.0 and to increase the number of shares available for grant. A total of 800 shares of the Company’s common stock have been reserved for issuance under this plan. The exercise price of options granted under this plan may not be less than the fair market value of the Company’s common stock on the date of grant. All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. At March 29, 2002, approximately 256 shares of common stock are available for issuance under the plan.

Long-Term Stock Plan. Under this plan, the Compensation Committee of the Board of Directors had the discretion to grant nonqualified stock options and restricted stock to any employee of the Company. A total of 2,190 shares of the Company’s common stock were reserved for issuance under this plan. The exercise price of options granted under this plan could not be less than the fair market value of the Company’s common stock on the date of grant. All options were fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of March 31, 2000, there were no remaining shares available for grant under this plan, and the Company does not intend to make additional grants.

1994 Long-Term Incentive Plan. Under this plan, officers received performance awards, consisting of cash or registered shares of common stock, or a combination thereof, based primarily upon the Company’s total shareholder return as ranked against the companies comprising the NASDAQ Composite Index over a three-year period. The maximum payable under this plan to an eligible employee, whether in the form of cash or common stock, may not exceed $1,000 per fiscal year. The plan also provides for nonqualified stock options or restricted stock to be granted at the discretion of the Compensation Committee. The exercise price of options granted under this plan may not be less than the fair market value of the Company’s common stock on the date of grant; accordingly, no compensation expense is recorded on the date the stock options are granted. The aggregate number of shares of common stock, including shares reserved for issuance pursuant to the exercise of options, which may be granted or issued may not exceed 730 shares. No cash or restricted stock was issued during fiscal years 2002, 2001, and 2000. All options were fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable. As of March 30, 2001, no shares were available for grant under this plan.

Gulf South’s Stock Option Plans of 1997 and 1992. Under these two plans, approximately 1,488 and 2,275 and shares, respectively, of common stock have been reserved for grant to key management personnel and to members of the Board of Directors. The options granted have ten-year terms with vesting periods of either three or five years from either the date of grant or the first employment anniversary date. At March 29, 2002, approximately 944 and 1,273 shares were available for grant under the 1997 and 1992 plans, respectively. However, shareholder approval must be received for any of the remaining shares to be issued under this plan. All options are fully vested at the date of grant; therefore, all outstanding options at the end of each period are exercisable.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option transactions for the seven plans during the period from April 2, 1999 to March 29, 2002:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, April 2, 1999	5,017	$4.71–$28.86	$13.89
Granted	687	$6.59–$10.88	$9.00
Exercised	(224)	$0.12–$ 5.48	$10.43
Forfeited	(983)	$0.25–$20.50	$15.11

Balance, March 31, 2000	4,497	$4.57–$28.86	$13.05
Granted	2,152	$2.72–$14.05	$4.51
Exercised	—	—	—
Forfeited	(245)	$2.72–$19.71	$12.10

Balance, March 30, 2001	6,404	$2.72–$28.86	$10.22
Granted	2,394	$4.21–$10.15	$6.50
Exercised	(95)	$2.72–$ 8.69	$7.19
Forfeited	(723)	$2.72–$28.86	$11.06

Balance, March 29, 2002	7,980	$2.59–$28.86	$9.34

The following table summarizes information about stock options outstanding at March 29, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Average Life	Average Exercise Price	Shares	Average Exercise Price
$2.59–$4.71	1,399	5.6	$ 3.15	782	$ 3.27
$5.05–$6.88	2,019	5.9	$ 5.84	343	$ 5.94
$7.06–$8.97	1,348	6.8	$ 8.49	691	$ 8.58
$9.00–$13.00	1,385	5.3	$11.60	925	$12.33
$14.05–$15.81	1,187	4.1	$14.83	1,166	$14.85
$16.29–$28.86	642	5.4	$23.18	572	$20.20

$2.59–$28.86	7,980	5.6	$ 9.34	4,479	$11.34

Assuming the Company had elected to recognize compensation cost for options granted during fiscal years 2002, 2001, and 2000 based on the fair value of the options granted at the grant date, pro forma net (loss) income and (loss) earnings per share would be as follows (in thousands, except per share data):

	2002	2001	2000
Net (loss) income:
As reported	$(81,197)	$(36,061)	$20,740
Pro forma	(83,226)	(38,965)	19,035
(Loss) earnings per share:
As reported:
Basic	$(1.14)	$(0.51)	$0.29
Diluted	$(1.13)	$(0.51)	$0.29
Pro forma:
Basic	$(1.17)	$(0.55)	$0.27
Diluted	$(1.16)	$(0.55)	$0.27

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the fair value method of accounting has not been applied to options granted prior to March 31, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of stock options granted has been estimated using a Black-Scholes option-pricing model, which was developed to estimate the fair value of traded options, which have no vesting restrictions and are fully transferable. Option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following assumptions were used in determining the fair value of the stock options.

	2002	2001	2000
Expected dividend yield	—	—	—
Expected stock price volatility	60.0%	75.0%	60.0%
Risk-free interest rate	3.5%–4.9%	4.4%–6.4%	5.8%–6.6%
Expected life of options (years)	5–10	2–7.25	2.5–7.5

Using these assumptions, the estimated fair values of options granted for fiscal years 2002, 2001, and 2000, were approximately $6,568, $4,839, and $2,842, respectively, and such amounts would be amortized to compensation expense over the vesting period.

Warrants

The Company granted warrants for approximately 788 shares of its common stock on January 2, 1997 at an exercise price of $14.80 in connection with an acquisition. All of the warrants were exercisable upon the date of grant and expired January 2, 2002. No warrants were exercised.

16. EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Employee Stock Ownership and Savings Plan

The PSS World Medical, Inc. Employee Stock Ownership and Savings Plan (the “Plan” or “PSS ESOP”) provides opportunities for tax-deferred savings, enabling eligible employees to invest in various mutual funds or to acquire an interest in the common stock of the Company. During fiscal year 2000, an employee stock ownership plan that was acquired from an acquisition was merged into the PSS ESOP. As a result of the merger, the PSS ESOP became a leveraged ESOP and the third party note payable was refinanced internally from the holding company. During fiscal year 2001, the Company made discretionary contributions to the Plan and, as a result, the outstanding note payable was paid in full at March 30, 2001. The PSS ESOP owned approximately 2,895 and 3,022 shares of the Company’s common stock at March 29, 2002 and March 30, 2001, respectively.

Employees become eligible to participate in the Plan upon completion of at least six months of service. Employees may elect to defer up to 15% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. During fiscal year 2002, the Company began contributing an amount equal to the lesser of (i) 25% of the employee deferrals up to 4% of their compensation or (ii) $1.5. This match can be invested in various mutual funds or the common stock of the Company and vests over a seven-year period. During the year ended March 29, 2002, the Company contributed approximately $976 to the Plan under this matching arrangement. Additional Company contributions to the Plan were approximately $1,270 and $1,847 for fiscal years 2001 and 2000, respectively.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the share activity under the leverage portion of the PSS ESOP (not in thousands):

	2002	2001	2000
Allocated shares	217,933	183,354	89,496
Shares released for allocation	11,795	34,579	28,201
Shares committed to be released	—	—	65,657
Unreleased shares	—	11,795	46,374

Total PSS ESOP shares	229,728	229,728	229,728

Fair value of unreleased shares	$—	$53	$314

Holdback shares of approximately 12 related to an acquisition were settled and released for allocation to participants during fiscal year 2002.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan available to employees with at least one year of service. The plan allows eligible employees to purchase company stock over-the-counter through payroll deductions.

PSS Deferred Compensation Program

The Company offers a deferred compensation program (the “Program”) to qualified executives, management, and salespeople. The Program is comprised of a deferred compensation plan and a stock option program. The Company has purchased corporate-owned life insurance as a means to finance the benefits that become payable under the plan.

Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation; however, the Company matching contribution program and grant of stock options shall apply only to deferrals of up to 10% to 15% of the participant’s compensation. The Company matching contribution ranges from 10% to 125% of the participant’s deferral.

Under the stock option program, participants are granted stock options to purchase common stock of the Company. The number of stock options granted is a function of the participant’s annual deferral amount plus the Company match. The grant price of the options are not less than the fair market value of the common stock on the date such options are granted and the options are issued under existing stock-based compensation plans.

Participant contributions are always 100% vested. The Company’s matching contribution and the stock options vest as follows:

Number of Years in the Plan	Vesting Percent
Less than four years	0%
Four years	20
Five years	40
Six years	60
Seven years	80
Eight years	100
Death or disability	100

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After the options are vested, participants can exercise up to 25% of vested options in any calendar year.

At age 60 or age 55, with ten years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is less than $25. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant’s vested balance will be distributed in five equal installments or in a lump-sum payment if the vested account balance is less than $25. In the event of a change in control, if the successor terminates the plan, all participants become 100% vested in their accounts, including the Company’s matching contributions, discretionary Company contributions, and allocated return thereon.

During fiscal year 2002, 2001, and 2000 the Company matched approximately $1,192, $1,186, and $864, respectively, of employee deferrals. At March 29, 2002 and March 30, 2001, approximately $10,001 and $6,400, respectively, is recorded in other long-term assets in the accompanying consolidated balance sheets. In addition, $10,194 and $6,684 of deferred compensation is included in other long-term liabilities in the accompanying consolidated balance sheets at March 29, 2002 and March 30, 2001, respectively.

17. OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

Rent expense for operating leases approximated $31,037, $31,529 and $28,853, for fiscal year 2002, 2001, and 2000, respectively. As of March 29, 2002, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

	Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
Restructuring	$1,239	$1,114	$774	$257	$39	$259	$3,682
Operating	24,402	18,751	11,797	6,847	4,449	8,132	74,378

Total	$25,641	$19,865	$12,571	$7,104	$4,488	$8,391	$78,060

18. SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products and services to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Summary of Significant Accounting Policies, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company’s business segments:

	2002	2001	2000
NET SALES:
Physician Supply Business	$711,843	$689,444	$708,759
Imaging Business	711,626	737,907	704,296
Long-Term Care Business	391,871	367,581	366,574
Other (a)	431	19,873	24,361

Total net sales	$1,815,771	$1,814,805	$1,803,990

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	2002	2001	2000
CHARGES INCLUDED IN GENERAL & ADMINISTRATIVE EXPENSE:
Physician Supply Business (b)	$6,196	$1,952	$1,768
Imaging Business	2,516	3,004	5,769
Long-Term Care Business	389	19,849	4,660
Other (a)	564	14,026	2,044

Total charges included in general & administrative expenses	$9,665	$38,831	$14,241

INCOME (LOSS) FROM OPERATIONS:
Physician Supply Business	$17,744	$17,336	$32,681
Imaging Business	(2,455)	(1,404)	20,297
Long-Term Care Business	11,909	(15,528)	(4,990)
Other (a)	(3,814)	(28,295)	(3,279)

Total income (loss) from operations	$23,384	$(27,891)	$44,709

DEPRECIATION:
Physician Supply Business	$6,805	$6,016	$4,393
Imaging Business	4,727	3,457	3,127
Long-Term Care Business	1,791	1,862	1,698
Other (a)	945	617	228

Total depreciation	$14,268	$11,952	$9,446

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Supply Business	$1,179	$1,685	$1,932
Imaging Business	4,318	8,754	6,327
Long-Term Care Business	438	2,309	2,223
Other (a)	—	270	360

Total amortization of intangible assets	$5,935	$13,018	$10,842

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Supply Business	$1,340	$968	$1,241
Imaging Business	1,338	487	3,378
Long-Term Care Business	2,805	22,785	11,193
Other (a)	—	—	—

Total provision for doubtful accounts	$5,483	$24,240	$15,812

INTEREST EXPENSE (INCOME):
Physician Supply Business	$867	$1,926	$2,604
Imaging Business	9,751	9,645	4,067
Long-Term Care Business	5,096	5,291	4,343
Other (a)	(3,040)	3,532	4,443

Total interest expense	$12,674	$20,394	$15,457

INTEREST AND INVESTMENT INCOME:
Physician Supply Business	$3	$103	$172
Imaging Business	—	—	—
Long-Term Care Business	—	17	92
Other (a)	671	1,400	1,574

Total interest and investment income	$674	$1,520	$1,838

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Supply Business	$7,537	$7,411	$13,103
Imaging Business	(4,314)	(2,613)	10,744
Long-Term Care Business	2,805	(7,235)	(2,845)
Other (a)	(869)	(5,392)	(1,659)

Total provision (benefit) for income taxes	$5,159	$(7,829)	$19,343

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001	2000
CAPITAL EXPENDITURES:
Physician Supply Business	$12,645	$15,583	$13,031
Imaging Business	4,529	4,545	6,838
Long-Term Care Business	471	583	4,631
Other (a)	6,719	2,146	2,682

Total capital expenditures	$24,364	$22,857	$27,182

		2002	2001
ASSETS:
Physician Supply Business		$231,757	$224,888
Imaging Business		223,374	328,408
Long-Term Care Business		154,929	157,159
Other (a)		53,348	66,143

Total assets		$663,408	$776,598

(a)	Other includes unallocated corporate overhead and the International Business.
(b)
Charges included in general and administrative expenses for fiscal years 2002 and 2001 include $1,131 and $1,504, respectively, of accelerated depreciation, which is also included in the depreciation caption.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal years 2002 and 2001. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of business acquisitions, and changes in customer’s buying patterns of supplies, diagnostic equipment and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	Fiscal Year 2002
(In Thousands, Except Per Share Data)	Q1	Q2	Q3	Q4	Total
Net sales	$446,740	$448,370	$455,312	$465,349	$1,815,771
Gross profit	101,744	104,472	105,835	111,854	423,905
Income (loss) before cumulative effect of accounting change	2,690	3,402	3,414	(658)	8,848
Cumulative effect of accounting change	(90,045)	—	—	—	(90,045)

Net (loss) income	$(87,355)	$3,402	$3,414	$(658)	$(81,197)

Earnings (loss) per share—Basic:
Income (loss) before cumulative effect of accounting change	$0.04	$0.05	$0.05	$(0.01)	$0.12
Cumulative effect of accounting change	(1.26)	—	—	—	(1.26)

Net (loss) income	$(1.22)	$0.05	$0.05	$(0.01)	$(1.14)

Earnings (loss) per share—Diluted:
Income (loss) before cumulative effect of accounting change	$0.04	$0.05	$0.05	$(0.01)	$0.12
Cumulative effect of accounting change	(1.25)	—	—	—	(1.25)

Net (loss) income	$(1.21)	$0.05	$0.05	$(0.01)	$(1.13)

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2001
	Q1	Q2	Q3	Q4	Total
Net sales	$471,648	$446,150	$449,394	$447,613	$1,814,805
Gross profit	114,286	101,525	104,889	95,715	416,415
Income (loss) before cumulative effect of accounting change	4,620	(964)	(30,049)	(9,668)	(36,061)
Cumulative effect of accounting change	—	—	—	—	—

Net income (loss)	$4,620	$(964)	$(30,049)	$(9,668)	$(36,061)

Earnings (loss) per share—Basic:
Income (loss) before cumulative effect of accounting change	$0.06	$(0.01)	$(0.42)	$(0.14)	$(0.51)
Cumulative effect of accounting change	—	—	—	—	—

Net income (loss)	$0.06	$(0.01)	$(0.42)	$(0.14)	$(0.51)

Earnings (loss) per share—Diluted:
Income (loss) before cumulative effect of accounting change	$0.06	$(0.01)	$(0.42)	$(0.14)	$(0.51)
Cumulative effect of accounting change	—	—	—	—	—

Net income (loss)	$0.06	$(0.01)	$(0.42)	$(0.14)	$(0.51)

20. RELATED PARTY TRANSACTIONS

During fiscal years 2001 and 2000, the Company loaned approximately $720 to certain executive officers. These loans are unsecured and bear interest at 6.0%. During the years ended March 29, 2002 and March 30, 2001, principal and interest payments of $269 and $210 were received by the Company. At March 29, 2002 and March 30, 2001, the remaining principal and interest amounts outstanding, which are included in employee advances in the accompanying balance sheets, were $282 and $523, respectively.

21. COMMITMENTS AND CONTINGENCIES

The Company, through its Long-Term Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts and California, while Federal and/or Federal multidistrict litigation are present in Washington, Georgia, Pennsylvania, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-cv 502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company’s stock price following announcement by the Company in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst’s expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company had been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001 and all of which had been filed in the United States District Court for the Middle District of Florida. By Order of the Court dated January 14, 2002, those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” Following that consolidation, on March 22, 2002, lead plaintiffs served their Amended Class Action Complaint for Violation of Securities Laws. On May 14, 2002, defendants filed their motion to dismiss the Amended Complaint. On June 20, 2002, lead plaintiffs served their opposition to the motion to dismiss. The Amended Complaint named the Company along with certain present and former directors and officers. The Amended Complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The Amended Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Company believes that the allegations contained in the Amended Complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

Although the Company does not manufacture products, the distribution of medical supplies and equipment entails inherent risks of product liability, for which the Company maintains product liability insurance coverage. The Company is also a party to various other legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 3, 1999, DI entered into a three-year distributorship agreement with an imaging supply vendor. The agreement stipulates that, among other things, in the event of a material breach by or a change in control of DI prior to September 3, 2002, the Company will pay liquidated damages to the vendor in the amount of $250 multiplied by the number of months remaining under the agreement.

22. ABBOTT LABORATORIES DISTRIBUTION AGREEMENT

On March 27, 1995, the Company signed a Distribution Agreement with Abbott Laboratories providing for the exclusive distribution of certain Abbott diagnostic products. The Abbott Agreement, effective April 1, 1995, had a initial five-year term. Simultaneous with the closing of the Abbott Agreement, Abbott purchased 825 unregistered, restricted shares of PSS common stock. In addition, both the Company and Abbott signed a Stock Purchase Agreement that provided, among other things, a three-year irrevocable proxy to the Board of Directors, a perpetual stand still agreement, and certain registration rights. On December 1, 2000, the Company renewed the Distribution Agreement with Abbott Laboratories for an additional term of three years. During June 2002, the Company and Abbott terminated the Stock Purchase Agreement.

23. SUBSEQUENT EVENT

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division (Case No. CV SA 02-533 AHS (ANx)). The plaintiffs allege that the company wrongfully classifies its Purchasers, Operations Leader Trainees and Account Receivable Representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek court approval to proceed as a collective action under the Fair Labor Standards Act, a representative action under California’s Unfair Competition Act and/or a class action on behalf of all persons in the United States who have occupied any one of the three positions within the pertinent limitations period. They seek to recover back pay, interests, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. In addition, two of the three named plaintiffs bring individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company intends to vigorously defend against the claims, but there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 29, 2002, MARCH 30, 2001, AND MARCH 31, 2000

(Dollars in Thousands)

		Additions
Valuation Allowance for Accounts Receivable	Balance at Beginning of Period	Provision Charged to Expense	Transfers From Acquisitions (Dispositions)	Write-offs	Balance at End of Period
Year ended March 31, 2000	6,918	14,312	—	10,391	10,839
Year ended March 30, 2001	10,839	23,073	—	16,341	17,571
Year ended March 29, 2002	17,571	5,483	(424)	11,198	11,432

		Additions
Valuation Allowance for Notes Receivable	Balance at Beginning of Period	Provision Charged to Expense		Transfers From Acquisitions	Write-offs	Balance at End of Period
Year ended March 31, 2000	1,000	1,500		—	921	1,579
Year ended March 30, 2001	1,579	1,167		—	1,575	1,171
Year ended March 29, 2002	1,171	200	(a)	—	1,171	200

		Additions
Valuation Allowance for Inventory Obsolescence	Balance at Beginning of Period	Provision Charged to Expense	Transfers From Acquisitions (Dispositions)	Write-offs	Balance at End of Period
Year ended March 31, 2000	2,911	499	—	141	3,269
Year ended March 30, 2001	3,269	2,070	—	—	5,339
Year ended March 29, 2002	5,339	3,172	(824)	1,709	5,978

Gulf South Operational Tax Charge Reserve	Balance at Beginning of Period	Reversed to General & Administrative Expense	Utilizations	Balance at End of Period
Year ended March 31, 2000	7,846	(1,221)	496	6,129
Year ended March 30, 2001	6,129	(749)	992	4,388
Year ended March 29, 2002	4,388	(2,350)	102	1,936

(a)	Provision relates to the International Business and was included in the line item titled International Business exit charge in the accompanying statements of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors (the “Audit Committee”) annually considers and recommends to the Board of Directors the selection of the Company’s independent public accountants. As recommended by the Audit Committee, the Board of Directors on March 22, 2002 decided to dismiss its independent auditors, Arthur Andersen LLP (“Andersen”) in view of recent developments relating to Andersen, and engaged KPMG LLP (“KPMG”) to serve as the Company’s independent public accountants and to audit the financial statements for the fiscal year ending March 29, 2002.

Andersen’s reports on the Company’s consolidated financial statements for the two fiscal years ended March 30, 2001 and March 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

As previously disclosed in the Company’s Form 10-K for the fiscal year ended March 30, 2001, Andersen issued a letter, dated June 25, 2001, to the Audit Committee informing the Company that they noted certain matters involving internal controls that they considered to be material weaknesses. The Audit Committee discussed these matters with Andersen, and in order to remedy the situation the Company has implemented or is in the process of implementing the corrective policies and procedures recommended by Andersen, as well as additional policies and procedures identified by the Company’s management. The Company has authorized Andersen to respond fully to any inquiries of KPMG concerning the matters discussed herein. The decision to dismiss Andersen was not related to these events.

During the two fiscal years ended March 30, 2001 and March 31, 2000, and the subsequent interim period through March 22, 2002, there were (i) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and (ii) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K (a “Reportable Event”). The Company does not believe that the matters discussed above constituted a Reportable Event.

The Company provided Andersen with a copy of the foregoing disclosures. In a letter dated March 26, 2002, Andersen stated its agreement with such statements. A copy of Andersen’s letter was attached as Exhibit 16 to the Company’s Current Report on Form 8-K filed on March 27, 2002, and is incorporated herein by reference.

During the two most recent fiscal years ended March 30, 2001 and March 31, 2000, the Company did not consult KPMG with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. During the fiscal year ended March 29, 2002, there were (i) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements included herein, and (ii) no Reportable Events.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 29, 2002 for the 2002 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 29, 2002 for the 2002 Annual Meeting of Shareholders under the caption “Executive Officer Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 29, 2002 for the 2002 Annual Meeting of Shareholders under the caption “Beneficial Ownership of Equity Securities.”

Equity Compensation Plan Information

The following table summarizes the potential dilution that could occur from past and future equity grants for all plans and arrangements, whether or not approved by shareholders.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	5,534,000	$10.63	4,401,000	(1)
Equity compensation plans not approved by security holders	2,446,000	$6.22	144,000

Total	7,980,000	$9.34	4,545,000

(1)	Shareholder approval must be obtained to issue 2,217,000 shares which are available for issuance under the Gulf South’s Stock Option Plans of 1997 and 1992.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 29, 2002 for its fiscal year 2002 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II––Valuation and Qualifying Accounts for the Years Ended March 29, 2002, March 30, 2001, and March 31, 2000	F-47

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (15)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (14)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (14)

3.2	Amended and Restated Bylaws, dated as of March 15, 1994. (3)

4.1	Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee. (4)

4.1a
Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named therein and SunTrust Bank (formerly known as SunTrust Bank, Central Florida, National Association), as Trustee. (12)

4.2
Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salomon Brothers Inc. and NationsBanc Montgomery Securities, Inc. (4)

4.3	Form of 8½% Senior Subordinated Notes due 2007, including Form of Guarantee (Exchange Notes). (4)

4.4	Shareholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (17)

4.4a	Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. (11)

4.4b	Amendment to Shareholder Protection Rights Agreement, dated as of April 12, 2002, between the Company and First Union National Bank, as Successor Rights Agent.

10.1	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2	Amended and Restated Directors Stock Plan. (8)

Exhibit Number	Description
10.3	Amended and Restated 1994 Long-Term Incentive Plan. (8)

10.4	Amended and Restated 1994 Long-Term Stock Plan. (8)

10.5	1994 Employee Stock Purchase Plan. (2)

10.6	1994 Amended Incentive Stock Option Plan. (1)

10.7	1999 Long-term Incentive Plan. (10)

10.8	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment—Separately filed with the SEC). (6)

10.9	Stock Purchase Agreement between Abbott Laboratories and the Company (6)

10.10	Amended and Restated Employee Stock Ownership and Savings Plan. (9)

10.10a	First Amendment to the Employee Stock Ownership and Savings Plan. (9)

10.11	Agreement and Plan of Merger, dated as of December 14, 1997, by and among the Company, PSS Merger Corp. and Gulf South Medical Supply, Inc. (5)

10.12
Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (17)

10.12a
Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (19)

10.13	Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith. (7)

10.13a	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David A. Smith. (7)

10.14	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (7)

10.14a	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (7)

10.15	Employment Agreement, dated as of April 1, 1998, by and between the Company and Douglas J. Harper. (13)

10.15a	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Douglas J. Harper. (13)

10.16	Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless. (13)

10.16a	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary A. Corless. (13)

10.17	Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English. (13)

10.17a	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Kevin P. English. (13)

Exhibit Number	Description

10.18	Employment Agreement, dated as of January 7, 2002, by and between the Company and David M. Bronson. (15)
10.19	Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E. Dell. (7)

10.20	Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A. Zambetti. (7)

10.21	Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly. (7)

12	Computation of Consolidated Ratios of Earnings to Fixed Charges

16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated March 26, 2002. (20)

21	List of Subsidiaries of the Company.

23	Consent of Independent Certified Public Accountants

(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.
(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(3)	Incorporated by Reference to the Company’s Registration Statement on Form S-3, Registration No. 33-97524.
(4)	Incorporated by Reference to the Company’s Registration Statement on Form S-4, Registration No. 333-39679.
(5)	Incorporated by Reference from Annex A to the Company’s Registration Statement on Form S-4, Registration No. 333-44323.
(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 1995.
(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(8)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 1999.
(11)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(12)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(13)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.
(14)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2001.
(16)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.
(17)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 22, 1998.
(18)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed June 5, 2001.
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 3, 2001.
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 27, 2002.

(b) Reports on Form 8-K:

The following current reports on Form 8-K were filed during the quarter ended March 29, 2002:

Date of Report	Items Reported

March 27, 2002	Announcing the dismissal of Arthur Andersen LLP, and the engagement of KPMG LLP, as the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 27, 2002.

PSS WORLD MEDICAL, INC.

By:	/s/ DAVID M. BRONSON
David M. Bronson
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CLARK A. JOHNSON Clark A. Johnson	Chairman of the Board of Directors	June 27, 2002

/s/ DAVID A. SMITH David A. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 27, 2002

/s/ HUGH M. BROWN Hugh M. Brown	Director	June 27, 2002

/s/ T. O’NEAL DOUGLAS T. O’Neal Douglas	Director	June 27, 2002

/s/ MELVIN L. HECKTMAN Melvin L. Hecktman	Director	June 27, 2002

/s/ DELORES KESLER Delores Kesler	Director	June 27, 2002

/s/ CHARLES R. SCOTT Charles R. Scott	Director	June 27, 2002

/s/ DONNA WILLIAMSON Donna Williamson	Director	June 27, 2002