Form 10-Q
period 2002-06-28
PSS WORLD MEDICAL INC
filed 2002-08-12
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 28, 2002
                                            -------------

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

                                 [X] Yes [ ] No

         The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 9, 2002 was 71,281,065 shares.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                                  June 28, 2002

                                TABLE OF CONTENTS





  Item                                                                                                        Page

           Information Regarding Forward-Looking Statements............................................         3

           Part I--Financial Information

   1.      Financial Statements:

               Consolidated Balance Sheets--June 28, 2002 and March 29, 2002...........................         4

               Consolidated Statements of Operations for the Three Months Ended June 28, 2002 and
                  June 29, 2001........................................................................         5

               Consolidated Statements of Cash Flows for the Three Months Ended June 28, 2002 and
                  June 29, 2001........................................................................         6

               Notes to Consolidated Financial Statements--June 28, 2002 and June 29, 2001.............         7

               Independent Accountants' Review Report..................................................        22

   2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......        23

   3.      Quantitative and Qualitative Disclosures About Market Risk..................................        32

           Part II--Other Information

   1.      Legal Proceedings...........................................................................        32

   2.      Changes in Securities and Use of Proceeds...................................................        32

   3.      Defaults Upon Senior Securities.............................................................        32

   4.      Submission of Matters to a Vote of Security Holders.........................................        33

   5.      Other Information...........................................................................        33

   6.      Exhibits and Reports on Form 8-K............................................................        33

           Signatures..................................................................................        37


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

      Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002, in this Form 10-Q, and elsewhere in the Company's filings with the Securities and Exchange Commission (the "Commission"). Factors that may affect the plans or results of the Company include, without limitation, those listed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002 under the heading "Risk Factors," and (i) the ability of the Company to successfully implement its strategic business plan; (ii) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (iii) competitive factors; (iv) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management;
      (v) changes in labor, equipment and capital costs; (vi) changes in regulations affecting the Company's business; (vii) future acquisitions or strategic partnerships; and (viii) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                        June 28, 2002 and March 29, 2002

                  (Dollars in Thousands, Except Per Share Data)


                                     ASSETS



                                                                                                    June 28,      March 29,
                                                                                                      2002           2002
                                                                                                  __________     __________
                                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents..............................................................          $ 70,346       $ 53,574
   Accounts receivable, net...............................................................           225,085        226,955
   Inventories, net.......................................................................           162,602        152,923
   Employee advances......................................................................               231            168
   Prepaid expenses and other.............................................................            34,440         38,700
                                                                                                  __________     __________
           Total current assets...........................................................           492,704        472,320

Property and equipment, net...............................................................            84,043         84,841
Other Assets:
   Goodwill...............................................................................            60,644         60,644
   Intangibles, net.......................................................................            14,407         15,195
   Employee advances......................................................................               181            281
   Other..................................................................................            30,954         30,127
                                                                                                  __________     __________
           Total assets...................................................................          $682,933       $663,408
                                                                                                  ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.......................................................................          $169,371       $146,694
   Accrued expenses.......................................................................            32,372         35,790
   Other..................................................................................            13,180         14,981
                                                                                                  __________     __________
           Total current liabilities......................................................           214,923        197,465
Long-term debt, net of current portion....................................................           125,000        125,000
Other.....................................................................................            15,910         16,495
                                                                                                  __________     __________
           Total liabilities..............................................................           355,833        338,960
                                                                                                  __________     __________
Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and
       outstanding........................................................................                --             --
   Common stock, $.01 par value; 150,000,000 shares authorized, 71,280,731 and 71,270,044
       shares issued and outstanding at June 28, 2002 and March 29, 2002, respectively....               712            712
   Additional paid-in capital.............................................................           350,142        350,043
   Accumulated deficit....................................................................           (23,754)       (26,307)
                                                                                                  __________     __________
           Total shareholders' equity.....................................................           327,100        324,448
                                                                                                  __________     __________
           Total liabilities and shareholders' equity.....................................          $682,933       $663,408
                                                                                                  ==========     ==========


  The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001

                                   (Unaudited)

                  (Dollars in Thousands, Except Per Share Data)





                                                                                            Three Months Ended
                                                                                       _____________________________
                                                                                         June 28,        June 29,
                                                                                           2002            2001
                                                                                       _____________    ____________

Net sales........................................................................           $463,231       $446,740
Cost of goods sold...............................................................            353,690        344,996
                                                                                       _____________    ____________
            Gross profit.........................................................            109,541        101,744

General and administrative expenses..............................................             74,530         68,461
Selling expenses.................................................................             28,513         26,499
International business exit charge reversal......................................                 --           (514)
                                                                                       _____________    ____________
            Income from operations...............................................              6,498          7,298
                                                                                       _____________    ____________
Other (expense) income:
   Interest expense..............................................................             (3,130)        (4,251)
   Interest and investment income................................................                221            188
   Other income..................................................................                534            996
                                                                                       _____________    ____________
                                                                                              (2,375)        (3,067)
                                                                                       _____________    ____________
Income before provision for income taxes
   and cumulative effect of accounting change....................................              4,123          4,231
Provision for income taxes.......................................................              1,570          1,541
                                                                                       _____________    ____________
Income before cumulative effect of accounting change.............................              2,553          2,690
Cumulative effect of accounting change (net of taxes of $14,444).................                 --        (90,045)
                                                                                       _____________    ____________
Net income (loss)................................................................           $  2,553       $(87,355)
                                                                                       =============    ============

Earnings (loss) per share - Basic:
   Income before cumulative effect of accounting change..........................              $0.04         $ 0.04
   Cumulative effect of accounting change........................................                 --          (1.26)
                                                                                       _____________    ____________
   Net income (loss).............................................................              $0.04         $(1.22)
                                                                                       =============    ============

Earnings (loss) per share - Diluted:
   Income before cumulative effect of accounting change..........................              $0.04         $ 0.04
   Cumulative effect of accounting change........................................                 --          (1.25)
                                                                                       _____________    ____________
   Net income (loss).............................................................              $0.04         $(1.21)
                                                                                       =============    ============






  The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED JUNE 28, 2002 AND JUNE 29, 2001

                                   (Unaudited)

                             (Dollars in Thousands)



                                                                                              Three Months Ended
                                                                                            ________________________
                                                                                             June 28,     June 29,
                                                                                               2002         2001
                                                                                            ___________   __________
Cash Flows From Operating Activities:
   Net income (loss)...................................................................        $ 2,553     $(87,355)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of accounting change..........................................             --       90,045
       Depreciation....................................................................          4,096        2,836
       Amortization of intangible assets...............................................          1,496        1,455
       Amortization of debt issuance costs.............................................            281          689
       Provision for doubtful accounts.................................................          1,092        1,590
       Benefit for deferred income taxes...............................................           (937)          --
       Loss on sales of property and equipment.........................................             --           13
       International Business exit charge reversal.....................................             --         (514)
       Changes in operating assets and liabilities::
          Accounts receivable..........................................................            778        3,039
          Inventories, net.............................................................         (9,679)     (10,494)
          Prepaid expenses and other current assets....................................          4,197        9,051
          Other assets.................................................................           (527)       7,370
          Accounts payable.............................................................         22,425       30,584
          Accrued expenses and other liabilities.......................................         (5,669)      (5,765)
                                                                                            ___________   __________
             Net cash provided by operating activities.................................         20,106       42,544
                                                                                            ___________   __________

Cash Flows From Investing Activities:
    Capital expenditures...............................................................         (3,309)      (6,108)
    Payments on noncompete agreements..................................................           (106)        (138)
    Proceeds from sales of property and equipment......................................             11           46
    Proceeds from sales and maturities of marketable securities........................             --           50
    Proceeds from sale of International Business.......................................             --          222
                                                                                            ___________   __________
             Net cash used in investing activities.....................................         (3,404)      (5,928)
                                                                                            ___________   __________

Cash Flows From Financing Activities:
    Proceeds from issuance of common stock.............................................             70           --
    Net borrowings.....................................................................             --      (42,650)
    Other..............................................................................             --           (4)
                                                                                            ___________   __________
             Net cash provided by (used in) financing activities.......................             70      (42,654)
                                                                                            ___________   __________

Net increase (decrease) in cash and cash equivalents...................................         16,772       (6,038)
Cash and cash equivalents, beginning of period.........................................         53,574       34,374
                                                                                            ___________   __________
Cash and cash equivalents, end of period...............................................        $70,346     $ 28,336
                                                                                            ===========   ==========

  The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 28, 2002 AND JUNE 29, 2001

                                   (Unaudited)

      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)


1.       BACKGROUND AND BASIS OF PRESENTATION


     Background

     PSS World Medical, Inc. (the "Company" or "PSSWM") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home healthcare providers, and hospital radiology departments through 69 full-service centers to customers in all 50 states.

     The Physician Sales & Service division ("PSS" or the "Physician Supply Business") is a distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians in the United States. At June 28, 2002, PSS operated 42 full-service centers distributing to physician office sites in all 50 states.

     The Diagnostic Imaging subsidiary ("DI" or the "Imaging Business") is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. At June 28, 2002, DI operated 14 full-service centers, 36 distribution centers, and 16 break-freight locations distributing to customer sites in 42 states.

     The Gulf South Medical Supply subsidiary ("Gulf South" or the "Long-Term Care Business") is a distributor of medical supplies and related products to nursing homes, home healthcare agencies, and other long-term care facilities. At June 28, 2002, Gulf South operated 13 full-service centers serving all 50 states.

     The Company divides its operations into three reportable operating segments: the Physician Supply Business, the Imaging Business, and the Long-Term Care Business. A fourth segment, titled Other, includes unallocated corporate overhead and the Company's European operations (the "International Business") which were sold during fiscal year 2002.


     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

     The consolidated balance sheet as of March 29, 2002 has been derived from the Company's audited consolidated financial statements for the year ended March 29, 2002. The financial statements and related notes included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 29, 2002.

     The Company reports its quarter end financial position and results of operations and cash flows on the Friday closest to June 30, September 30, December 31, and March 31. The three months ended June 28, 2002 and June 29, 2001 each consist of 13 weeks.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year.


     Reclassifications

     Certain amounts for prior periods have been reclassified to conform to current period presentation.


     Recent Accounting Pronouncement

     During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exits costs in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement.


  2.     CHARGES INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include charges related to restructuring activity, merger activity, and other items. At the end of each period, management reevaluates its restructuring and merger plans and may adjust previous estimates. The following tables summarize charges that are included in general and administrative expenses in the accompanying consolidated statements of operations:

                                                                   Three Months Ended June 28, 2002
                                                    _______________________________________________________________
                                                    Physician                      Long-
                                                     Supply        Imaging       Term Care
                                                    Business       Business       Business        Other       Total
                                                    __________    ___________   ___________    __________  ________

      Restructuring costs and expenses.......             $718          $224        $--          $   --       $942
      Merger costs and expenses..............               --            (7)        --             429        422
      Accelerated depreciation...............               84            --         --              --         84
      Reversal of operational tax charge.....               --            --         --             (69)       (69)
      Other..................................               82            --         --              --         82
                                                    __________    ___________   ___________    __________  ________
                                                          $884          $217        $--            $360     $1,461
                                                    ==========    ===========   ===========    ==========  ========


                                                                 Three Months Ended June 29, 2001
                                                    _______________________________________________________________
                                                    Physician                      Long-
                                                     Supply        Imaging       Term Care
                                                    Business       Business       Business        Other       Total
                                                    __________    ___________   ___________    __________  ________
      Restructuring costs and expenses.......             $144         $ 261        $77         $    12     $  494
      Merger costs and expenses..............               --          (247)        12             776        541
      Reversal of operational tax charge.....               --            --         --            (451)      (451)
      Other..................................               --            --         --               8          8
                                                    __________    ___________   ___________    __________  ________
                                                          $144        $   14        $89          $  345     $  592
                                                    ==========    ===========   ===========    ==========  ========



     Restructuring Costs and Expenses

     Restructuring costs and expenses for the three months ended June 28, 2002 and June 29, 2001 primarily include (i) costs expensed as incurred related to the Physician Supply Business' and the Imaging Business' restructuring plans that were adopted during the fourth quarter of fiscal year 2002 and
     (ii) costs expensed as incurred related to various restructuring plans that were adopted in prior fiscal years.

     Physician Supply Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. During the three months ended June 28, 2002, the Physician Supply Business recorded charges of $565, which include branch shut down costs of $268, involuntary employee termination costs of $166, and employee relocation costs of $131.

     Imaging Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. During the three months ended June 28, 2002, the Imaging Business recorded charges of $224, which include branch shutdown costs of $118, employee relocation costs of $87, involuntary employee termination costs of $16, and lease termination costs of $3.

     Various Restructuring Plans Adopted in Prior Fiscal Years. During the three months ended June 28, 2002 and June 29, 2001, the Company recorded $167 and $505, respectively, of restructuring costs as incurred. These costs primarily relate to costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs. During the three months ended June 28, 2002 and June 29, 2001, the Company reversed approximately $14 and $11, respectively, of restructuring costs.


     Merger Costs and Expenses

     Merger costs and expenses for the three months ended June 28, 2002 and June 29, 2001 primarily include costs related to employee retention bonuses, costs expensed as incurred related to various merger plans that were adopted in prior fiscal years, and adjustments to previous estimates.

     Effective February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. The total cash compensation costs related to these plans is approximately $10,059, of which $8,628 was expensed in prior fiscal years. Approximately $429 was recognized during the three months ended June 28, 2002 and an additional $1,002 is estimated to be expensed during the remaining nine months of fiscal year 2003. During the three months ended June 29, 2001, the Company expensed approximately $776.

     During the three months ended June 28, 2002 and June 29, 2001, the Company reversed approximately $7 and $271, respectively, which primarily related to accrued lease termination costs. Merger costs and expenses for the three months ended June 29, 2001 included $36 of charges for merger costs expensed as incurred.


     Accelerated Depreciation


     The Physician Supply Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter of fiscal year 2002. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of certain assets in accordance with Accounting Principles Board No. 20, "Accounting Changes." As a result of shortening the useful lives during the fourth quarter of fiscal year 2002 to coincide with the disposal date, the Company recorded $84 of accelerated depreciation during the three months ended June 28, 2002. The effect of this change in estimate decreased basic and diluted earnings per share by less than $0.01 for the three months ended June 28, 2002.


     Reversal of Operational Tax Charge

     During the three months ended June 28, 2002 and June 29, 2001, the Company performed an analysis and reversed approximately $69 and $451, respectively, of a previously recorded operating tax charge reserve.

     Other

     During the three months ended June 28, 2002 and June 29, 2001, the Company incurred $82 and $8, respectively, primarily relating to certain lease termination costs for locations that were previously vacated in connection with prior restructuring plans.


  3.     ACCRUED RESTRUCTURING COSTS AND EXPENSES

     During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to two separate plans to restructure the Physician Supply Business and Imaging Business. These plans were implemented in order to reduce overhead costs, improve customer satisfaction, and improve the distribution infrastructure.

     Physician Supply Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. The total estimated costs related to this plan are approximately $6,505 of which approximately $4,174 was recognized during fiscal year 2002 and approximately $2,331 will be expensed as incurred during fiscal year 2003. Management anticipates that this plan will be completed by the end of the fourth quarter of fiscal year 2003. As a result of the plan, approximately 161 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of June 28, 2002, 26 employees had been terminated.

     To improve the distribution infrastructure, certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations will be consolidated into larger existing facilities within a geographic location. The operations in the affected facilities will be reduced to receiving and distributing inventory, customer service, and sales support. Such locations will be referred to as "break-freight" locations. As of June 28, 2002, certain administrative functions at 4 of the 13 service center locations were consolidated into existing facilities. To improve the inventory purchasing structure and to leverage purchasing volumes, the purchasing function for 33 service locations will be centralized to the corporate office located in Jacksonville, Florida. As of June 28, 2002, the purchasing function for 12 of the 33 service center locations was centralized to Jacksonville, Florida.

     Accrued restructuring costs and expenses related to the Physician Supply Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $3,665 and $3,666 at June 28, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plan described above:


                                                      Involuntary
                                                        Employee        Lease         Branch
                                                      Termination    Termination     Shutdown
                                                         Costs          Costs         Costs        Total
                                                    _____________    ___________    __________   _________

           Balance at March 29, 2002............       $   783         $2,535           $348       $3,666
              Additions.........................           174             --             --          174
              Utilized..........................          (106)           (51)           (18)        (175)
                                                    _____________    ___________    __________   _________
           Balance at June 28, 2002.............          $851         $2,484           $330       $3,665
                                                    =============    ===========    ==========   =========

     The amount of severance that involuntarily terminated employees receive is based on the number of months of service. Employees will earn additional severance during the period from March 30, 2002 until the closure date of the service center. This additional severance is being accrued when earned throughout fiscal year 2003. The Physician Supply Business accrued an additional $174 of involuntary employee termination costs during the three months ended June 28, 2002.

     Imaging Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. This plan consists of two phases. The total estimated costs related to this plan are approximately $3,014, of which approximately $2,028 was recognized during fiscal year 2002 and approximately $986 will be expensed as incurred during fiscal year 2003. Management anticipates that this plan will be completed by the end of fiscal year 2003. As a result of the plan, approximately 123 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of June 28, 2002, 51 employees had been terminated.

     During Phase I, certain administrative functions, such as accounts receivable billing and collections and customer service, at 18 full-service center locations will be consolidated into 7 regional centers and 2 operation centers. The operations in the affected facilities will be significantly reduced and such locations will be referred to as distribution centers or "break-freight" locations. Distribution centers will receive inventory from the regional centers and vendors and distribute directly to customers. Break-freight locations will receive inventory only from full-service center locations or distribution centers and distribute directly to customers. As of June 28, 2002, certain administrative functions at 13 of 18 service locations were consolidated. In addition, the call dispatch function for 27 service center locations will be centralized to Jacksonville, Florida. As of June 28, 2002, the call dispatch function for 16 of 27 service center locations was centralized to Jacksonville, Florida.

     During Phase II, the product and service distribution network will be realigned. As of the adoption date of this plan, management had identified two full-service centers to be closed. As of June 28, 2002, these service centers were closed. Other full-service centers may be closed, converted to a distribution center or break-freight location, or relocated after the consolidation of the administrative functions is complete or as current lease agreements expire.

     Accrued restructuring costs and expenses related to the Imaging Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,464 and $1,793 at June 28, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plan described above:

                                                      Involuntary
                                                        Employee        Lease         Branch
                                                      Termination    Termination     Shutdown
                                                         Costs          Costs         Costs        Total
                                                    _____________    ___________    __________   _________

           Balance at March 29, 2002............        $  690         $  832         $  271       $1,793
              Additions.........................            --             --             --           --
              Utilized..........................          (256)           (62)           (11)        (329)
                                                    _____________    ___________    __________   _________
           Balance at June 28, 2002.............          $434           $770           $260       $1,464
                                                    =============    ===========    ==========   =========

     Prior Fiscal Years

     During the prior fiscal years, management and the Board of Directors approved and committed to several plans to restructure the Physician Supply Business, the Imaging Business, and the Long-Term Care Business. Accrued restructuring costs and expenses related to plans adopted in the prior fiscal years, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $1,160 and $1,439 at June 28, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plans adopted in prior fiscal years:


                                                      Involuntary
                                                    Employee Lease
                                                      Termination    Termination
                                                         Costs          Costs        Total
                                                    ______________   ___________   __________

           Balance at March 29, 2002............        $1,385          $  54         $1,439
              Adjustments.......................            --            (14)           (14)
              Utilized..........................          (258)            (7)          (265)
                                                    ______________   ___________   __________

           Balance at June 28, 2002.............        $1,127          $  33         $1,160
                                                    ==============   ===========   ==========

     The accrued involuntary employee termination costs at June 28, 2002 and March 29, 2002 relate to Plan E that was adopted during the third quarter of fiscal year 2001. The remaining $1,127 will be paid to the terminated employees in fiscal year 2003 in accordance with the severance agreements.

     The accrued lease termination costs at June 28, 2002 relates to Plan C. The remaining accrued lease termination payments will be made during fiscal year 2003.

  4.     EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the calculation of basic earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                  ________________________
                                                                                    June 28,      June 29,
                                                                                      2002          2001
                                                                                  __________     _________

        Income before cumulative effect of accounting change................          $2,553     $  2,690
        Cumulative effect of accounting change (net of taxes of $14,444)....              --      (90,045)
                                                                                  __________     _________
        Net income (loss)...................................................          $2,553     $(87,355)
                                                                                  ==========     =========
        Earnings (loss) per share - Basic:
           Income before cumulative effect of accounting change.............           $0.04       $ 0.04
           Cumulative effect of accounting change...........................              --        (1.26)
                                                                                  __________     _________
           Net income (loss)................................................           $0.04       $(1.22)
                                                                                  ==========     =========

        Earnings (loss) per share - Dilutive:
           Income before cumulative effect of accounting change.............           $0.04       $ 0.04
           Cumulative effect of accounting change...........................              --        (1.25)
                                                                                  __________     _________
           Net income (loss)................................................           $0.04       $(1.21)
                                                                                  ==========     =========

        Weighted average shares outstanding:
           Common shares....................................................          71,272       71,201
           Assumed exercise of stock options................................           1,098          300
                                                                                  __________     _________
           Diluted shares outstanding.......................................          72,370       71,501
                                                                                  ==========     =========

     The treasury stock method was used in calculating the assumed exercise of stock options. Options to purchase approximately 3,055 and 5,248 shares of common stock that were outstanding during the three months ended June 28, 2002 and June 29, 2001, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

5.       INTANGIBLES

     The following table summarizes, by business segment and major asset class, the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization.





                                                   As of June 28, 2002                 As of March 29, 2002
                                            ____________________________________ _________________________________

                                              Gross                                Gross
                                            Carrying   Accumulated                Carrying   Accumulated
                                             Amount    Amortization     Net        Amount    Amortization    Net
                                            _________  ____________   __________ _________   ____________  _______

 Noncompetition Agreements:
    Physician Supply Business..........      $  4,305  $  (3,217)     $  1,088   $  4,053   $  (3,073)   $     980
    Imaging Business...................        20,452    (10,684)        9,768     20,457      (9,939)      10,518
    Long-Term Care Business............         1,770       (786)          984      2,070        (876)       1,194
                                            _________  ____________   __________ _________   ____________  _______
                                               26,527    (14,687)       11,840     26,580     (13,888)      12,692
                                            _________  ____________   __________ _________   ____________  _______
 Signing Bonuses:
    Physician Supply Business..........         1,483       (613)          870      1,027        (426)         601
    Imaging Business...................         1,850     (1,325)          525      1,954      (1,300)         654
    Long-Term Care Business............           200       (160)           40        200        (150)          50
                                            _________  ____________   __________ _________   ____________  _______
                                                3,533     (2,098)        1,435      3,181      (1,876)       1,305
                                            _________  ____________   __________ _________   ____________  _______
 Other Intangibles:
    Physician Supply Business..........         2,993     (1,861)        1,132      2,993      (1,795)       1,198
    Imaging Business...................            --         --            --         --          --           --
    Long-Term Care Business............            --         --            --         --          --           --
                                            _________  ____________   __________ _________   ____________  _______
                                                2,993     (1,861)        1,132      2,993      (1,795)       1,198
                                            _________  ____________   __________ _________   ____________  _______
             Total....................
                                              $33,053   $(18,646)      $14,407    $32,754    $(17,559)     $15,195
                                            =========  ============   ========== =========   ============  =======



     The weighted-average amortization period, in total and by major intangible asset class, is as follows:

                                                 June 28,   March 29,
                                                   2002       2002
                                                _________   _________
         (in years)

          Noncompetition Agreements........          8.6         8.5
          Signing Bonuses..................          4.2         4.4
          Other Intangibles................         12.4        12.8
                                                _________   _________
             Total weighted-average period.          8.4         8.6
                                                =========   =========

     Total amortization expense for intangible assets for the three months ended June 28, 2002 was $1,496. The estimated amortization expense for the next five fiscal years and thereafter is as follows:

              Fiscal Year:
                 2003 (9 months).............................       $ 3,504
                 2004........................................         3,590
                 2005........................................         2,411
                 2006........................................         1,092
                 2007........................................           885
                 Thereafter..................................         2,925
                                                                    _______
                          Total..............................       $14,407
                                                                    =======

     Total payments made under noncompetition agreements during the three months ended June 28, 2002 were $106. Future minimum payments required under noncompetition agreements at June 28, 2002 are as follows:

              Fiscal Year:
                 2003 (9 months).............................          $462
                 2004........................................            59
                 2005........................................            43
                 2006........................................            36
                 2007........................................            36
                 Thereafter..................................           144
                                                                       ____
                          Total..............................          $780
                                                                       ====

  6.     SEGMENT INFORMATION

     The Company's reportable segments are strategic businesses that offer different products and services to different segments of the healthcare industry, and are the basis for which management regularly evaluates the Company. These segments are managed separately because of different customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments:

                                                                                            Three Months Ended
                                                                                          ________________________
                                                                                          June 28,        June 29,
                                                                                            2002            2001
                                                                                          __________     _________
        NET SALES:
           Physician Supply Business...............................................        $182,873      $171,343
           Imaging Business........................................................         176,765       179,608
           Long-Term Care Business.................................................         103,593        95,358
           Other                                                                                 --           431
                                                                                          __________     _________
               Total net sales.....................................................        $463,231      $446,740
                                                                                          ==========     =========


                                                                                            Three Months Ended
                                                                                          ________________________
                                                                                          June 28,        June 29,
                                                                                            2002            2001
                                                                                          __________     _________
        INCOME FROM OPERATIONS:
           Physician Supply Business...............................................        $  5,521      $  5,735
           Imaging Business........................................................          (1,228)          107
           Long-Term Care Business.................................................           3,823         1,773
           Other...................................................................          (1,618)         (317)
                                                                                          __________     _________
               Total income from operations........................................        $  6,498      $  7,298
                                                                                          ==========     =========

        DEPRECIATION:
           Physician Supply Business...............................................        $  2,048      $  1,145
           Imaging Business........................................................           1,222         1,097
           Long-Term Care Business.................................................             467           462
           Other...................................................................             359           132
                                                                                          __________     _________
               Total depreciation..................................................        $  4,096      $  2,836
                                                                                          ==========     =========

        AMORTIZATION OF INTANGIBLE ASSETS:
           Physician Supply Business...............................................        $    398      $    234
           Imaging Business........................................................             878         1,117
           Long-Term Care Business.................................................             220           104
           Other...................................................................              --            --
                                                                                          __________     _________
               Total amortization of intangible assets.............................        $  1,496      $  1,455
                                                                                          ==========     =========

        PROVISION FOR DOUBTFUL ACCOUNTS:
           Physician Supply Business...............................................        $     49      $    320
           Imaging Business........................................................             370           325
           Long-Term Care Business.................................................             673           945
           Other...................................................................              --            --
                                                                                          __________     _________
               Total provision for doubtful accounts...............................        $  1,092      $  1,590
                                                                                          ==========     =========

        INTEREST EXPENSE:
           Physician Supply Business...............................................        $    974      $    278
           Imaging Business........................................................           2,207         2,592
           Long-Term Care Business.................................................           1,232         1,377
           Other...................................................................          (1,283)            4
                                                                                          __________     _________
               Total interest expense..............................................        $  3,130      $  4,251
                                                                                          ==========     =========

        INTEREST AND INVESTMENT INCOME:
           Physician Supply Business...............................................        $     23      $      1
           Imaging Business........................................................              --            --
           Long-Term Care Business.................................................              --            --
           Other...................................................................             198           187
                                                                                          __________     _________
               Total interest and investment income................................        $    221      $    188
                                                                                          ==========     =========

        PROVISION FOR INCOME TAXES:
           Physician Supply Business...............................................        $  1,858      $  2,284
           Imaging Business........................................................          (1,258)         (840)
           Long-Term Care Business.................................................             990           231
           Other...................................................................             (20)         (134)
                                                                                          __________     _________
                Total provision for income taxes...................................        $  1,570      $  1,541
                                                                                          ==========     =========

        CAPITAL EXPENDITURES:
           Physician Supply Business...............................................        $  2,024      $  3,292
           Imaging Business........................................................             457           878
           Long-Term Care Business.................................................             206           183
           Other...................................................................             622         1,755
                                                                                          __________     _________
               Total capital expenditures..........................................        $  3,309      $  6,108
                                                                                          ==========     =========



                                                                                           June 28,      March 29,
                                                                                             2002           2002
                                                                                          __________     _________
        ASSETS:
           Physician Supply Business...............................................        $223,216      $231,757
           Imaging Business........................................................         221,939       223,374
           Long-Term Care Business.................................................         157,331       154,929
           Other...................................................................          80,447        53,348
                                                                                          __________     _________
                Total assets.......................................................        $682,933      $663,408
                                                                                          ==========     =========

  7.     COMMITMENTS AND CONTINGENCIES


     Litigation

     The Company, through its Long-Term Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire, Massachusetts, and California, while Federal and/or Federal multidistrict litigation are present in Washington, Georgia, Pennsylvania, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. Ultimately, the manufacturers from which the gloves were purchased may assume the defense and liability obligations. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-cv 502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company's stock price following announcement by the Company in May 1998 regarding the Gulf South Merger which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company has been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001 and all of which had been filed in the United States District Court for the Middle District of Florida. By Order of the Court dated January 14, 2002, those ten actions were consolidated into a single action under the caption "In Re PSS World Medical Inc. Securities Litigation." Following that consolidation, on March 22, 2002, lead plaintiffs served their Amended Class Action Complaint for Violation of Securities Laws. On May 14, 2002, defendants filed their motion to dismiss the Amended Complaint, and, on August 1, 2002, the Court entered an Order denying that motion and directing the Company to answer the Amended Complaint by August 12, 2002. The Amended Complaint named the Company along with certain present and former directors and officers. The Amended Complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The Amended Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Company believes that the allegations contained in the Amended Complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division (Case No. CV SA 02-533 AHS (ANx)). In response to the Motion to Transfer Venue filed by the Company, the plaintiffs have agreed to stipulate that venue of the case may be transferred to the United States District Court in Jacksonville, Florida. The parties await Court approval of the motion to transfer venue. The plaintiffs allege that the Company wrongfully classifies its Purchasers, Operations Leader Trainees, and Accounts Receivable Representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek court approval to proceed as a collective action under the Fair Labor Standards Act, a representative action under California's Unfair Competition Act, and/or a class action on behalf of all persons in the United States who have occupied any one of the three positions within the pertinent limitations period. PSSWM will oppose this motion, though it is likely that the Court will tentatively approve a collective action and allow discovery on the issue of who is eligible to participate in the collective action. The Plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. In addition, two of the three named plaintiffs bring individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company is vigorously defending against the claims and is working with human resource personnel to collect personnel and payroll information necessary to determine (i) the employees who are potentially eligible to participate in the suit and (ii) the extent of overtime liability, if any. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

     The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases in which the Company has been sued in connection with products manufactured by others, the Company is provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company.

     Commitments and Other Contingencies

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


8.       CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     During fiscal year 1998, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of $125,000 in debt securities ("Senior Subordinated Notes"). The following tables present condensed consolidating financial information for the parent or issuer of the debt, the guarantor subsidiaries, and the nonguarantor subsidiaries of the Senior Subordinated Notes. The nonguarantor subsidiary was the International Business, which was divested during the three months ended June 29, 2001. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations, and cash flows of the guarantor subsidiaries. In addition, the guarantor subsidiaries are 100% owned subsidiaries of the Company.

                                 Balance Sheets
                        June 28, 2002 and March 29, 2002


                                                                    As of June 28, 2002
                                                ________________________________________________________
                                                                Guarantor
                                                  Parent      Subsidiaries   Eliminations   Consolidated
                                                _________     ____________   ____________   ____________

Current Assets:
   Cash and cash equivalents...............     $ 59,936      $  10,410             --      $  70,346
   Accounts receivable, net................       76,837        148,248             --        225,085
   Inventories, net........................       52,044        110,558             --        162,602
   Intercompany receivables................      136,958       (136,958)            --             --
   Other current assets....................        7,823         26,848             --         34,671
                                                _________     ____________   ____________   ____________
            Total current assets...........      333,598        159,106             --        492,704
Property and equipment, net................       55,680         28,363             --         84,043
Other Assets:
   Goodwill, net...........................        9,788         50,856             --         60,644
   Intangibles, net........................        3,088         11,319             --         14,407
   Investment in subsidiary................          286         28,083       $(28,369)            --
   Other noncurrent assets.................       11,752         19,383             --         31,135
                                                _________     ____________   ____________   ____________
            Total assets...................     $414,192      $ 297,110       $(28,369)     $ 682,933
                                                =========     ============   ============   ============

Current Liabilities:
   Accounts payable........................     $ 62,878       $106,493             --      $ 169,371
   Other current liabilities...............       28,808         16,744             --         45,552
                                                _________     ____________   ____________   ____________
            Total current liabilities......       91,686        123,237             --        214,923

Long-term debt, net of current portion.....      125,000             --             --        125,000
Other......................................       13,455          2,455             --         15,910
                                                _________     ____________   ____________   ____________
            Total liabilities..............      230,141        125,692             --        355,833
                                                _________     ____________   ____________   ____________

Shareholders' Equity:
   Common stock............................          713            329       $   (330)           712
   Additional paid-in capital..............      191,666        150,150          8,326        350,142
   Accumulated (deficit) earnings..........       (8,328)        20,939        (36,365)       (23,754)
                                                _________     ____________   ____________   ____________
            Total shareholders' equity.....      184,051        171,418        (28,369)       327,100
                                                _________     ____________   ____________   ____________
            Total liabilities and
               shareholders' equity........     $414,192       $297,110       $(28,369)     $ 682,933
                                                =========     ============   ============   ============

                                                                    As of March 29, 2002
                                                ________________________________________________________
                                                                Guarantor
                                                  Parent      Subsidiaries   Eliminations   Consolidated
                                                _________     ____________   ____________   ____________

Current Assets:
   Cash and cash equivalents...............     $ 39,531       $ 14,043             --       $ 53,574
   Accounts receivable, net................       78,911        148,044             --        226,955
   Inventories, net........................       48,706        104,217             --        152,923
   Intercompany receivables................      157,314       (157,314)            --             --
   Other current assets....................       13,517         25,351             --         38,868
                                                _________     ____________   ____________   ____________
            Total current assets...........      337,979        134,341             --        472,320
Property and equipment, net................       55,449         29,392             --         84,841
Other Assets:
   Goodwill, net...........................        9,788         50,856             --         60,644
   Intangibles, net........................        2,777         12,418             --         15,195
   Investment in subsidiary................          286         28,083       $(28,369)            --
   Other noncurrent assets.................       11,074         19,334             --         30,408
                                                _________     ____________   ____________   ____________
            Total assets...................     $417,353       $274,424       $(28,369)      $663,408
                                                =========     ============   ============   ============

Current Liabilities:
   Accounts payable........................     $ 62,181       $ 84,513             --       $146,694
   Other current liabilities...............       33,038         17,733             --         50,771
                                                _________     ____________   ____________   ____________
            Total current liabilities......       95,219        102,246             --        197,465

Long-term debt, net of current portion.....      125,000             --             --        125,000
Other .....................................       13,853          2,642             --         16,495
                                                _________     ____________   ____________   ____________
            Total liabilities..............      234,072        104,888             --        338,960
                                                _________     ____________   ____________   ____________

Shareholders' Equity:
   Common stock............................          713            329       $   (330)           712
   Additional paid-in capital..............      191,567        150,150          8,326        350,043
   Accumulated (deficit) earnings..........       (8,999)        19,057        (36,365)       (26,307)
                                                _________     ____________   ____________   ____________
            Total shareholders' equity.....      183,281        169,536        (28,369)       324,448
                                                _________     ____________   ____________   ____________
            Total liabilities and
               shareholders' equity........     $417,353       $274,424       $(28,369)      $663,408
                                                =========     ============   ============   ============

                            Statements of Operations
           For the Three Months Ended June 28, 2002 and June 29, 2001


                                                               Three Months Ended June 28, 2002
                                                             ______________________________________
                                                                         Guarantor
                                                             Parent     Subsidiaries   Consolidated
                                                             ________   ____________   ____________

Net sales.............................................       $154,915      $308,316       $463,231
Cost of goods sold....................................        107,738       245,952        353,690
                                                             ________   ____________   ____________
            Gross profit..............................         47,177        62,364        109,541
General and administrative expenses...................         31,137        43,393         74,530
Selling expenses......................................         14,647        13,866         28,513
                                                             ________   ____________   ____________
            Income from operations....................          1,393         5,105          6,498
Other income (expense)................................          1,116        (3,491)        (2,375)
                                                             ________   ____________   ____________
Income before provision for income taxes..............          2,509         1,614          4,123
Provision (benefit) for income taxes..................          1,838          (268)         1,570
                                                             ________   ____________   ____________
Net income............................................       $    671      $  1,882       $  2,553
                                                             ========   ============   ============


                                                                        Three Months Ended June 29, 2001
                                                             ______________________________________________________
                                                                         Guarantor     Nonguarantor
                                                             Parent     Subsidiaries    Subsidiary     Consolidated
                                                             ________   ____________   ___________     ____________

Net sales.............................................       $144,095      $302,214          $431         $446,740
Cost of goods sold....................................        102,623       242,078           295          344,996
                                                             ________   ____________   ___________     ____________
            Gross profit..............................         41,472        60,136           136          101,744
General and administrative expenses...................         26,621        41,787            53           68,461
Selling expenses......................................         12,808        13,678            13           26,499
International Business exit charge....................             --            --          (514)            (514)
                                                             ________   ____________   ___________     ____________
            Income from operations....................          2,043         4,671           584            7,298
Other (expense) income ...............................            778        (3,831)          (14)          (3,067)
                                                             ________   ____________   ___________     ____________
Income before provision (benefit) for income taxes
   and cumulative effect of accounting change.........          2,821           840           570            4,231
Provision (benefit) for income taxes..................          2,151          (610)           --            1,541
                                                             ________   ____________   ___________     ____________
Income before cumulative effect of accounting change..            670         1,450           570            2,690
Cumulative effect of accounting change................             --       (90,045)           --          (90,045)
                                                             ________   ____________   ___________     ____________
Net income (loss).....................................       $    670      $(88,595)         $570         $(87,355)
                                                             ========   ============   ===========     ============

                            Statements of Cash Flows
           For the Three Months Ended June 28, 2002 and June 29, 2001


                                                                 Three Months Ended June 28, 2002
                                                              _______________________________________
                                                                           Guarantor
                                                              Parent      Subsidiaries   Consolidated
                                                              __________  ____________   ____________

Net income.............................................        $    671     $ 1,882        $ 2,553
                                                              __________  ____________   ____________
Net cash provided by operating activities..............           2,584      17,522         20,106
                                                              __________  ____________   ____________
Cash Flows From Investing Activities:
   Capital expenditures................................          (2,587)       (722)        (3,309)
   Payments on noncompete agreements...................             (12)        (94)          (106)
   Proceeds from sales of property and equipment.......              --          11             11
                                                              __________  ____________   ____________
            Net cash used in investing activities......          (2,599)       (805)        (3,404)
                                                              __________  ____________   ____________
Cash Flows From Financing Activities:
   Proceeds from issuance of common stock..............              70          --             70
   Inter-company borrowings............................          20,350     (20,350)            --
                                                              __________  ____________   ____________
            Net cash provided by (used in) financing
               activities..............................          20,420     (20,350)            70
                                                              __________  ____________   ____________
Net increase (decrease) in cash and cash equivalents...          20,405      (3,633)        16,772
Cash and cash equivalents, beginning of year...........          39,531      14,043         53,574
                                                              __________  ____________   ____________
Cash and cash equivalents, end of year.................         $59,936     $10,410        $70,346
                                                              ==========  ============   ============




                                                                         Three Months Ended June 29, 2001
                                                              _______________________________________________________
                                                                            Guarantor     Nonguarantor
                                                                Parent    Subsidiaries    Subsidiary     Consolidated
                                                              __________  ____________   ____________    ____________
Net income (loss)......................................       $     670    $(88,595)           $570       $(87,355)
                                                              __________  ____________   ____________    ____________
Net cash provided by operating activities..............          24,940      17,549              55         42,544
                                                              __________  ____________   ____________    ____________
Cash Flows From Investing Activities:
   Capital expenditures................................          (4,966)     (1,142)             --         (6,108)
   Payments on noncompete agreements...................             (29)       (109)             --           (138)
   Proceeds from sale of property and equipment........              35          11              --             46
   Proceeds from sale of marketable security...........              50          --              --             50
   Proceeds from sale of International Business........             610          --            (388)           222
                                                              __________  ____________   ____________    ____________
            Net cash used in investing activities......          (4,300)     (1,240)           (388)        (5,928)
                                                              __________  ____________   ____________    ____________
Cash Flows From Financing Activities:
   Net borrowings......................................         (42,640)        (10)             --        (42,650)
   Inter-company borrowings............................           5,873      (6,206)            333             --
   Other...............................................              (4)         --              --             (4)
                                                              __________  ____________   ____________    ____________
            Net cash (used in) provided by financing
               activities..............................         (36,771)     (6,216)            333        (42,654)
                                                              __________  ____________   ____________    ____________
Net (decrease) increase in cash and cash equivalents...         (16,131)     10,093              --         (6,038)
Cash and cash equivalents, beginning of year...........          31,725       2,649              --         34,374
                                                              __________  ____________   ____________    ____________
Cash and cash equivalents, end of year.................        $ 15,594     $12,742            $ --       $ 28,336
                                                              ==========  ============   ============    ============

9.       SUBSEQUENT EVENT

On July 30, 2002, the Company's Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions or otherwise. Such repurchases will be made in compliance with applicable rules and regulations and the terms of the Company's debt agreements, and may be discontinued at any time.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of June 28, 2002, and the related consolidated statements of operations and cash flows for the three-month period ended June 28, 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of March 29, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 29, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                           /s/   KPMG LLP

Jacksonville, Florida
July 31, 2002

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations


General

PSS World Medical, Inc. (the "Company" or "PSSWM"), a Florida corporation, is a specialty marketer and distributor of medical products to physician offices, alternate-site and acute imaging providers, long-term care and home care providers through 69 full-service centers to customers in all 50 states. Since its inception in 1983, the Company has become a leader in the three market segments it serves as a result of a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative information systems, and a culture of performance.

Physician Sales & Service ("PSS" or the "Physician Supply Business"), a division of the Company, is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, and number of products distributed under unique arrangements. PSS currently operates 42 full-service centers with approximately 717 sales representatives serving physician offices in all 50 states.

Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"), a wholly owned subsidiary, is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States based on consumable revenues, number of service specialists, and number of sales representatives. DI currently operates 14 full-service centers, 36 distribution centers, and 16 break-freight locations with approximately 765 service specialists and 196 sales representatives serving customer sites in 42 states. The Imaging Business' primary markets are acute-care radiology departments, free-standing imaging centers, private practice physicians, veterinarians, and chiropractors.

Gulf South Medical Supply, Inc. ("Gulf South" or the "Long-Term Care Business"), a wholly owned subsidiary, is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. Gulf South currently operates 13 full-service centers with approximately 122 sales representatives serving long-term care accounts in all 50 states. The Long-Term Care Business' primary markets are independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers.


INDUSTRY

According to industry estimates, the United States medical supply and equipment segment of the healthcare industry represents approximately a $45 billion market comprised of medical products and equipment which are distributed to acute care facilities, home healthcare agencies, imaging centers, physician offices, dental offices, and long-term care facilities. The Company's primary focus is the distribution of medical products to physician offices, alternate-site and acute imaging providers, long-term care and home care providers. Approximately 60% of products in this market come through the distributor channel, representing a $27 billion market potential for the Company.

Revenues of the medical products distribution industry are estimated to be growing as a result of a growing and aging population, increased healthcare awareness, the proliferation of medical technology and testing, and expanding third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, despite a migration of significantly lower hospital medical product pricing into the physician office market. Also, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more procedures in their offices.

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

Over the past few years, the healthcare industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. The majority of the market serviced by the Company continues to include small customers, with no single customer exceeding 10% of the consolidated Company's net sales. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 34% of Long-Term Care Business' revenues for the three months ended June 28, 2002 represented sales to its top five customers.


NEW ACCOUNTING PRONOUNCEMENT

During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exits costs in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement.

THREE MONTHS ENDED JUNE 28, 2002 VERSUS THREE MONTHS ENDED JUNE 29, 2001

Net Sales.

                             Three Months Ended
                             ____________________
(dollars in millions)         June 28,   June 29,    Increase
                                2002        2001    (Decrease)
                             _________   ________   __________
Physician Supply Business...  $182.9       $171.4      $11.5
Imaging Business............   176.8        179.5       (2.7)
Long-Term Care Business.....   103.5         95.4        8.1
Other.......................    --            0.4       (0.4)
                             _________   ________   __________
            Total Company...  $463.2       $446.7      $16.5
                             =========   ========   ==========

Physician Supply Business--The change in net sales is primarily attributable to an increase in medical disposables sales of approximately $13.4 million, of which private label and pharmaceuticals sales represented approximately 34% of this growth, offset by a slight decrease in equipment sales. The launch of the new pediatrics SRxSM module contributed to the increase in medical disposables sales and the addition of 26 new sales representatives increased overall net sales. The decrease in equipment sales primarily resulted from the discontinuance of the marketing and distribution of a product line.

Imaging Business--The change in net sales is primarily attributable to a decline in analog film and chemistry product sales of approximately $3.0 million as a result of customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film chemistry. This decrease was partially offset by an increase in total equipment sales of approximately $0.6 million related to growth derived from the Women's Health strategic business unit ("SBU").

Long-Term Care Business--The increase in net sales is primarily attributable to the ANSWERS(TM) marketing program that aligns improved business processes ("best practices"), typically in the ordering process of nursing home operations and purchasing, with efficient distribution activities. To date, over 150 customers have adopted the program, which generated approximately $3.3 million of incremental revenue during the three months ended June 28, 2002. In addition, net sales increased due to growth initiatives that are focusing on regional accounts and expansion of product line.

Other--The Company's European operations (the "International Business"), which were divested during the three months ended June 29, 2001, reported net sales of $0.4 million during the three months ended June 29, 2001.

Gross Profit. Gross profit for the three months ended June 28, 2002 totaled $109.5 million, an increase of $7.8 million, or 7.7%, from gross profit of $101.7 million for the three months ended June 29, 2001. Gross profit as a percentage of net sales was 23.6% and 22.8% for the three months ended June 28, 2002 and June 29, 2001, respectively. The increase in gross profit is attributable to (i) the overall increase in net sales described above, (ii) a change in sales mix to higher gross profit consumable products in the Physician Supply Business and equipment in the Imaging Business, (iii) an increase in manufacturer incentive rebates earned by the Company, and (iv) improved purchase economies resulting from the centralization of the purchasing function and consolidation of vendors.

General and Administrative Expenses.

                                        Three Months Ended
                               ________________________________________
                               June 28, 2002          June 29, 2001
                               ________________      __________________
                                          % of                   % of
                                           Net                    Net     Increase
(dollars in millions)          Amount     Sales      Amount      Sales   (Decrease)
                               ______     _____      ______      ______  __________
Physician Supply Business...   $33.3      18.2%       $29.0      16.9%      $4.3
Imaging Business............    22.0      12.4         21.2      11.8        0.8
Long-Term Care Business.....    17.6      17.0         17.3      18.1        0.3
Other.......................     1.6       --           1.0       --         0.6
                               ______     _____      ______      ______  __________
            Total Company...   $74.5      16.1%       $68.5      15.3%      $6.0
                               ======     =====      ======      ======  ==========

During fiscal year 2002, the Company initiated and invested in programs to support future profitability and growth. The cost of these programs include (i) additional depreciation expense for completed phases of its Enterprise Resource Planning ("ERP") system, electronic commerce platforms (including myPSS.com and myDIOnline.com), and supply chain integration, (ii) employee and consulting fees incurred for the rollout of ERP and electronic commerce platforms, (iii) consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements, and (iv) investments in enterprise-wide learning initiatives to increase employee competencies and knowledge and conform to consistent business practices. The additional costs associated with these programs are continuing into fiscal year 2003.

Physician Supply Business--The change in general and administrative expenses is primarily attributable to (i) an increase in salary and travel expenses as a result of the conversion to the new ERP system and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002 ("rationalization programs"), (ii) an increase in employee incentive compensation as a result of improved branch profitability, and (iii) additional depreciation for completed phases of its ERP system, myPSS.com electronic commerce platform, and supply chain initiatives.

Imaging Business--The change in general and administrative expenses is primarily attributable to (i) an increase in salary and contract labor expenses as a result of the centralization of the call dispatch function to Jacksonville, Florida, (ii) an increase in expenses related to the Fiscal Year 2003 National Sales Meeting as there was no such meeting in the prior fiscal period, and (iii) an increase in depreciation expense related to the myDIOnline.com electronic commerce platform and supply chain initiatives.

Long-Term Care Business--The change in general and administrative expenses is primarily attributable to (i) an increase in salary expense and employee incentive compensation as a result of improved profitability and (ii) an increase in amortization expense for an impaired noncompete intangible asset, offset by a decrease in warehouse expenses as a result of closing a satellite service center.

Other--The increase in general and administrative expenses is primarily attributable to (i) an increase in salary expense as a result of the supply chain initiative and two executive positions filled during fiscal year 2002 and
(ii) an increase in depreciation expense for the supply chain initiative and leasehold improvements related to the centralization of certain administrative functions to the corporate headquarters located in Jacksonville, Florida.

General and administrative expenses also include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $0.9 million during the three months ended June 28, 2002 compared to the same period of the prior fiscal period. The following table summarizes special charges that are included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):

                                                              Three Months Ended June 28, 2002
                                                ___________________________________________________________
                                                Physician                    Long-
                                                 Supply        Imaging      Term Care
                                                Business       Business     Business       Other      Total
                                                _________     _________     _________     ________   ______


      Restructuring costs and expenses..           $0.7           $0.2           $--     $  --       $0.9
      Merger costs and expenses.........            --             --             --        0.5       0.5
      Accelerated depreciation..........            0.1            --             --        --        0.1
      Reversal of operational tax charge            --             --             --       (0.1)     (0.1)
      Other.............................            0.1            --             --        --        0.1
                                                _________     _________     _________     ________   ______
                  Total.................           $0.9           $0.2           $--       $0.4      $1.5
                                                =========     =========     =========     ========   ======
      Percent of net sales..............            0.5%           0.1%           --        --        0.3%



                                                              Three Months Ended June 29, 2001
                                               ___________________________________________________________
                                                Physician                    Long-
                                                 Supply        Imaging      Term Care
                                                Business       Business     Business       Other      Total
                                                _________     _________     _________     ________   ______

      Restructuring costs and expenses..         $0.1           $0.3           $0.1         $ --     $ 0.5
      Merger costs and expenses.........          --            (0.2)           --            0.8      0.6
      Reversal of operational tax charge          --             --             --           (0.5)    (0.5)
                                                _________     _________     _________     ________   ______
                  Total.................         $0.1           $0.1           $0.1         $ 0.3    $ 0.6
                                                =========     =========     =========     ========   ======
      Percent of net sales..............          0.1%           0.1%           0.1%          --       0.1%


         Restructuring Costs and Expenses

         Restructuring costs and expenses for the three months ended June 28, 2002 and June 29, 2001 primarily include (i) costs expensed as incurred related to the Physician Supply Business' and the Imaging Business' restructuring plans that were adopted during the fourth quarter of fiscal year 2002 and (ii) costs expensed as incurred related to various restructuring plans that were adopted in prior fiscal years. Refer to
         Note 3, Accrued Restructuring Costs and Expenses, for further details regarding these plans.

         Physician Supply Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. The total estimated costs related to this plan are approximately $6.5 million, of which approximately $4.1 million and $0.6 million was recognized during fiscal year 2002 and the three months ended June 28, 2002, respectively, and approximately $1.7 million will be expensed as incurred during the remaining nine months of fiscal year 2003. Management anticipates that this plan will be completed by the end of the fourth quarter of fiscal year 2003. During the three months ended June 28, 2002, the Physician Supply Business recorded charges of $0.6 million, which include branch shut down costs of $0.3 million, involuntary employee termination costs of $0.2 million, and employee relocation costs of $0.1 million.

         Imaging Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. The total estimated costs related to this plan are approximately $3.0 million, of which approximately $2.0 million and $0.2 million was recognized during fiscal year 2002 and the three months ended June 28, 2002, respectively, and approximately $0.8 million will be expensed as incurred during the remaining nine months of fiscal year 2003. Management anticipates that this plan will be completed by the end of fiscal year 2003. During the three months ended June 28, 2002, the Imaging Business recorded charges of $0.2 million, which include branch shutdown costs of $0.1 million, and employee relocation costs of $0.1 million.

         Various Restructuring Plans Adopted in Prior Fiscal Years. During the three months ended June 28, 2002 and June 29, 2001, the Company recorded $0.1 million and $0.5 million, respectively, of restructuring costs as incurred. These costs primarily relate to costs to pack and move inventory, costs to set up new facilities, employee relocation costs, and other related facility closure costs.

         Merger Costs and Expenses

         Merger costs and expenses for the three months ended June 28, 2002 and June 29, 2001 primarily include costs related to employee retention bonuses, costs expensed as incurred related to various merger plans that were adopted in prior fiscal years, and adjustments to previous estimates.

         Effective February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. The total cash compensation costs related to these plans is approximately $10.1 million, of which $8.6 million was expensed in prior fiscal years. Approximately $0.5 million was recognized during the three months ended June 28, 2002 and an additional $1.0 million is estimated to be expensed during the remaining nine months of fiscal year 2003. During the three months ended June 29, 2001, the Company expensed approximately $0.8 million.

         During the three months ended June 29, 2001, the Company reversed approximately $0.2 million, which primarily related to accrued lease termination costs.

         Accelerated Depreciation

         The Physician Supply Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter of fiscal year 2002. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of certain assets in accordance with Accounting Principles Board No. 20, "Accounting Changes." As a result of shortening the useful lives during the fourth quarter of fiscal year 2002 to coincide with the disposal date, the Company recorded $0.1 million of accelerated depreciation during the three months ended June 28, 2002. The effect of this change in estimate decreased basic and diluted earnings per share by less than $0.01 for the three months ended June 28, 2002.

         Reversal of Operational Tax Charge

         During the three months ended June 28, 2002 and June 29, 2001, the Company performed an analysis and reversed approximately $0.1 million and $0.5 million, respectively, of a previously recorded operating tax charge reserve.

         Other

         During the three months ended June 28, 2002, the Company incurred $0.1 million primarily relating to certain lease termination costs for locations that were previously vacated in connection with prior restructuring plans.

Selling Expenses.

                                        Three Months Ended
                               ________________________________________
                               June 28, 2002          June 29, 2001
                               ________________      __________________
                                          % of                   % of
                                           Net                    Net      Increase
(dollars in millions)          Amount     Sales      Amount      Sales    (Decrease)
                               ______     _____      ______      ______   __________

Physician Supply Business...   $17.3       9.5%       $15.2       8.9%      $2.1
Imaging Business............     8.2       4.6          8.3       4.6       (0.1)
Long-Term Care Business.....     3.0       2.9          3.0       3.1        --
Other.......................     --         --          --         --        --
                               ______     _____      ______      ______   __________
            Total Company...   $28.5       6.2%       $26.5       5.9%      $2.0
                               ======     =====      ======      ======   ==========

Physician Supply Business--The change in selling expenses is primarily attributable to an increase in sales commission expense due to increased sales volume and the addition of 26 new sales representatives. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales. Gross profit as a percent of net sales slightly increased period to period.

Imaging Business--The change in selling expenses is primarily attributable to a strong focus on controlling costs coupled with a decrease in training expense. Selling expense as a percent of net sales remained relatively unchanged.

Long-Term Care Business--Although net sales increased, selling expenses remained relatively constant from period to period. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales. Gross profit as a percent of net sales remained relatively unchanged from period to period.

International Business Exit Charge Reversal. During fiscal year 2001, the Company adopted a plan for divesting the International Business and recorded a charge of approximately $14.9 million. The sale of the International Business was completed during the three months ended June 29, 2001. Upon completion of the sale, the Company recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the operations.

Income from Operations.

                                   Three Months Ended
                                   ____________________
(dollars in millions)              June 28,   June 29,     Increase
                                     2002        2001     (Decrease)
                                   ____________________   __________

Physician Supply Business...        $ 5.5        $ 5.7      $(0.2)
Imaging Business............         (1.2)         0.1       (1.3)
Long-Term Care Business.....          3.8          1.8        2.0
Other.......................         (1.6)        (0.3)      (1.3)
                                   ________   _________   __________
            Total Company...        $ 6.5        $ 7.3      $(0.8)
                                   ========   =========   ==========

Income from operations for each business segment changed due to the factors discussed above.

Interest Expense. Interest expense for the three months ended June 28, 2002 totaled $3.1 million, a decrease of $1.2 million, or 27.9%, from interest expense of $4.3 million for the three months ended June 29, 2001. The decrease is primarily attributable to lower outstanding debt balances under the Company's revolving credit agreement over the prior period partially offset by the accelerated amortization of approximately $0.4 million of debt issuance costs as a result of refinancing the prior credit facility on May 24, 2001.

Interest and Investment Income. Interest and investment income totaled $0.2 million for each of the three month periods ended June 28, 2002 and June 29, 2001. Although cash and cash equivalents have increased significantly from period to period, interest and investment income remained unchanged primarily due to a general reduction in interest rates.

Other Income. Other income for the three months ended June 28, 2002 totaled $0.5 million, a decrease of $0.5 million, or 50.0%, from other income of $1.0 million for the three months ended June 29, 2001. The decrease in other income is primarily attributable to a decrease in finance charge income on customer accounts and an increase in losses incurred on the sales of property and equipment.

Provision for Income Taxes. Provision for income taxes was $1.6 million for the three months ended June 28, 2002, a change of $0.1 million from the provision for income taxes of $1.5 million for the three months ended June 29, 2001. The effective income tax rate was approximately 38.1% and 36.4% for the three months ended June 28, 2002 and June 29, 2001, respectively. The increase in the effective rate is primarily attributable to (i) an increase in unfavorable permanent items and (ii) an increase in the income before provision for income taxes, excluding the effect of the International Business, offset by a valuation allowance recorded during fiscal year 2002 against certain deferred tax assets resulting from capital loss carryforwards generated from the sale of the International Business.

Net Income (Loss). Net income for the three months ended June 28, 2002 totaled $2.6 million compared to a net loss of $87.4 million. The net loss for the three months ended June 29, 2001 primarily related to a goodwill impairment charge of $90.0 million, net of income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142, "Goodwill and Other Intangible Assets." Excluding the charge for the cumulative effect of accounting change, net income remained unchanged from period to period.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. This growth will be funded through a combination of cash flows from operating activities, revolving credit borrowings, and other financing arrangements.

Statement of Cash Flows Discussion

Net cash provided by operating activities was $20.1 million and $42.5 million for the three months ended June 28, 2002 and June 29, 2001, respectively. During the three months ended June 29, 2002, cash flows from operating activities were positively impacted by noncash items of $6.0 million related to depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, and benefit for deferred income taxes. Cash flows from operating activities were also positively impacted by the continued implementation of working capital reduction initiatives that started in the last half of fiscal year 2001 and continued into fiscal year 2003. During the three months ended June 28, 2002, accounts payable increased approximately $22.4 million, accounts receivable decreased approximately $0.8 million, and inventories increased approximately $9.7 million, resulting in a net $13.5 million decrease in operating working capital, which positively impacted operating cash flows. Approximately $8.0 million of the accounts payable increase resulted from the timing of vendor payments at quarter end. The Company expects accounts payable levels to decrease in subsequent periods and return to a normal level. In addition, inventories at the Physician Supply Business and
Imaging Business increased approximately $3.7 million and $6.4 million, respectively. The Company believes these increases are the short-term result of the rationalization programs (e.g., conversion to the new ERP system at the Physician Supply Business and the centralization of the purchasing function at the Physician Supply Business and Imaging Business) and the goal of minimizing customer disruptions during these process changes. Management expects these levels to decrease in future periods once standard stock levels are measured and optimal service levels are achieved. The change in prepaid expenses and other current assets and other assets, net of the change in accrued expenses and other liabilities, resulted in a reduction of approximately $2.0 million of cash flows from operations which included the collection of approximately $4.2 million in refunds from the Internal Revenue Service and various states.

Net cash used in investing activities was $3.4 million and $5.9 million for the three months ended June 28, 2002 and June 29, 2001, respectively. During the three months ended June 28, 2002 and June 29, 2001, capital expenditures related to the continued development of the Company's ERP system, electronic commerce platforms, and supply chain integration were approximately $0.2 million and $3.6 million, respectively. During fiscal year 2003, the Company is focusing on reducing overall capital expenditures and expects reduced levels of capital expenditures with the planned completion of the ERP system conversions during the first quarter of fiscal year 2004.

Net cash provided by financing activities was $0.1 million for the three months ended June 28, 2002 compared to net cash used in financing activities of $42.7 million for the three months ended June 29, 2001. During the three months ended June 28, 2002, no amounts were outstanding under the revolving credit agreement. During fiscal year 2002, the Company repaid a significant amount of debt outstanding under the agreement using cash flows from operating activities.

Operating Trends

The Company had working capital of $277.8 million and $274.9 million as of June 28, 2002 and March 29, 2002, respectively. Accounts receivable, net of allowances, were $225.1 million and $227.0 million at June 28, 2002 and March 29, 2002, respectively. The average number of days sales in accounts receivable outstanding was approximately 43.9 and 43.8 days for the three months ended June 28, 2002 and March 29, 2002, respectively. For the three months ended June 28, 2002, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had days sales in accounts receivable of approximately 44.5, 39.3, and 50.8 days, respectively.

Inventories were $162.6 million and $152.9 million as of June 28, 2002 and March 29, 2002, respectively. The Company had inventory turnover of 9.0x and 9.1x for the three months ended June 28, 2002 and March 29, 2002, respectively. For the three months ended June 28, 2002, the Company's Physician Supply, Imaging, and Long-Term Care Businesses had inventory turnover of 9.0x, 8.2x, and 10.8x, respectively.

The following table presents Adjusted EBITDA and other financial data for the three months ended June 28, 2002 and June 29, 2001 (in millions):


        Other Financial Data:                                                        Three Months Ended
                                                                                  ______________________
                                                                                   June 28,    June 29,
                                                                                     2002         2001
                                                                                  _________   __________


        Income from operations................................................     $  6,498    $  7,298
        Plus:  Other income...................................................          534         996
        Plus:  Depreciation and amortization of intangible assets.............        5,592       4,291
        Plus:  Charges included in general and administrative expenses (d)....        1,377         592
        Plus:  International Business exit charge reversal....................           --        (514)
                                                                                  _________   __________
        Adjusted EBITDA (a)...................................................     $ 14,001    $ 12,663

        Interest expense......................................................     $  3,130    $  4,251
        Interest coverage (b).................................................          4.5x        3.0x
        Adjusted EBITDA Margin (c)............................................          3.0%        2.8%

        Net cash provided by operating activities.............................     $ 20,106    $ 42,544
        Net cash used in investing activities.................................      (3,404)      (5,928)
        Net cash provided by (used in) financing activities...................          70      (42,654)

                                                                                           As of
                                                                                  ______________________
                                                                                   June 28,    June 29,
                                                                                     2002         2001
                                                                                  _________   __________

        Return on committed capital (e) (d)                                            12.6%       10.7%
        Ratio of debt to capitalization (f)                                            27.6%       31.8%


(a) Adjusted EBITDA represents income from operations, plus other income, depreciation and amortization of intangible assets, charges included in general and administrative expenses (refer to Note 2, Charges Included in General and Administrative Expenses, in the accompanying consolidated financial statements), and International Business exit charge reversal. Adjusted EBITDA excludes interest expense and provision for income taxes. Adjusted EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP").

         Adjusted EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative measure to income from operations or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. In addition, Adjusted EBITDA does not provide information regarding cash flows from investing and financing activities which are integral to assessing the effects on the Company's financial position and liquidity as well as understanding the Company's historical growth. The Company believes that Adjusted EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors, and other interested parties in the financial markets. However, not all companies calculate Adjusted EBITDA using the same method and the Adjusted EBITDA numbers set forth above may not be comparable to Adjusted EBITDA reported by other companies.

(b) Interest coverage represents the ratio of Adjusted EBITDA to interest expense.

(c) Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.

(d) Charges included in general and administrative expenses for the three months ended June 28, 2002 excludes $84 of accelerated depreciation. Accelerated depreciation is included in depreciation and amortization in the Adjusted EBITDA calculation.

(e) Return on committed capital equals Adjusted EBITDA less depreciation divided by the average of the two most recent fiscal quarters of total assets less the sum of cash and cash equivalents, goodwill, net intangibles, accounts payable, accrued expenses, and other current and noncurrent liabilities. The result of this calculation is then annualized.

(f) Ratio of debt to capitalization is calculated as long-term debt plus current portion of long-term debt divided by the sum of long-term debt, current portion of long-term debt, and shareholders' equity.

Senior Subordinated Notes

The Company's Senior Subordinated Notes (the "Notes") are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the cash flows from operating activities of the Company. The Notes mature on October 1, 2007, and are callable beginning October 1, 2002, at the option of the Company. The Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. The Company may incur indebtedness up to certain specified levels and, provided that no event of default exists, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2 to 1.

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

The Credit Agreement provides for a four-year credit facility consisting of an aggregate $120 million revolving line of credit and letters of credit (the "Credit Facility"). Availability of borrowings under the Credit Facility depends upon (a) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (b) compliance with certain debt incurrence tests under the Company's Indenture, dated as of October 7, 1997, relating to the Notes. The Credit Facility bears interest at the Bank's prime rate plus a margin of between 0.25% and 1.0% based on the Company's ratio of funded debt to EBITDA (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.5% based on the Company's ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (a) paying dividends and repurchasing stock, (b) repurchasing its Notes, (c) selling or transferring assets, (d) making certain investments (including acquisitions) and
(e) incurring additional indebtedness and liens. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the Company's prior credit agreement, and future proceeds will be used to issue letters of credit, finance ongoing working capital requirements and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

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

As of June 28, 2002, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On July 30, 2002, the Company's Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions or otherwise. Such repurchases will be made in compliance with applicable rules and regulations and the terms of the Company's debt agreements, and may be discontinued at any time.

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the Notes and Credit Facility, as well as, contractual lease payments for facility, vehicles and equipment leases, and contractual payments under noncompetition agreements and employment agreements. As of June 28, 2002, the Company had no borrowings outstanding under the credit facility. The following table presents, in aggregate, scheduled payments under contractual obligations (in thousands):


                                                   Fiscal Year
                            ________________________________________________________
                            (9 months)
                               2003        2004       2005        2006       2007      Thereafter     Total
                            __________  _________  _________  _________  ___________   __________    ________

Long-term debt.........       $   --      $   --     $    --    $    --    $    --     $125,000     $125,000
Operating leases:
   Restructuring.......           924       1,084        718       301         34            --        3,061
   Operating...........        20,840      20,869     14,200     7,594      5,191         5,255       73,949
   Noncompetition
      agreements.........         462          59         43        36         36           144          780
   Employment agreements.       2,558          --         --        --         --            --        2,558
                            __________  _________  _________  _________  ___________   __________    ________
         Total.........       $24,784     $22,012    $14,961    $7,931     $5,261      $130,399     $205,348
                            ==========  =========  =========  =========  ===========   ==========    ========


ITEM 3.  Quantitative and qualitative disclosures about market risk

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 29, 2002.


PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 7, Commitments and Contingencies, of this Form 10-Q and Item 3 of the Company's Annual Report on Form 10-K for the year ended on March 29, 2002.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOATE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:


 Exhibit
 Number                                         Description

  3.1           Amended and Restated Articles of Incorporation, dated as of March 15, 1994.  (9)

  3.1a          Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001.  (18)

  3.1b          Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001.  (18)

  3.2           Amended and Restated Bylaws, dated as of March 15, 1994.  (3)

  4.1           Form of  Indenture,  dated  as of  October 7,  1997,  by and  among  the  Company,  the  Subsidiary
                Guarantors named therein,  and SunTrust Bank, Central Florida,  National  Association,  as Trustee.
                (7)

  4.1a Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named therein and SunTrust
                Bank (formerly known as SunTrust Bank, Central Florida, National
                Association), as Trustee. (13)

  4.2           Registration  Rights  Agreement,  dated as of  October 7,  1997,  by and  among  the  Company,  the
                Subsidiary  Guarantors  named  therein,  BT Alex.  Brown  Incorporated,  Salomon  Brothers Inc. and
                NationsBanc Montgomery Securities, Inc.  (7)

  4.3           Form of 8 1/2% Senior Subordinated Notes due 2007, including Form of Guarantee (Exchange Notes).  (7)

  4.4           Shareholder  Protection  Rights  Agreement,  dated as of  April 20,  1998,  between the Company and
                Continental Stock Transfer & Trust Company, as Rights Agent.  (10)

  4.4a          Amendment to  Shareholder  Protection  Rights  Agreement,  dated as of June 21,  2000,  between the
                Company and Continental Stock Transfer & Trust Company as Rights Agent.  (12)


  4.4b          Amendment to Shareholder  Protection  Rights  Agreement,  dated as of April 12,  2002,  between the
                Company and First Union National Bank, as Successor Rights Agent.  (20)

  10.1          Incentive Stock Option Plan, dated as of May 14, 1986.  (1)

  10.2          Amended and Restated Directors Stock Plan.  (5)

  10.3          Amended and Restated 1994 Long-Term Incentive Plan.  (5)

  10.4          Amended and Restated 1994 Long-Term Stock Plan.  (5)

  10.5          1994 Employee Stock Purchase Plan.  (4)

  10.6          1994 Amended Incentive Stock Option Plan.  (1)

  10.7          1999 Long-term Incentive Plan.  (11)

  10.8          Distributorship  Agreement  between Abbott  Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment - Separately filed with the SEC).  (2)

  10.9          Amended and Restated Employee Stock Ownership and Savings Plan.

  10.9a         Seventh Amendment to the Employee Stock Ownership and Savings Plan.

  10.10         Agreement and Plan of Merger,  dated as of December 14,  1997, by and among the Company, PSS Merger
                Corp. and Gulf South Medical Supply, Inc.  (8)

  10.11         Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as
                Agent, and Banc of America Securities LLC, as Arranger.  (14)

  10.11a Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (16)

  10.12         Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.
                (15)

  10.12a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                David A. Smith.  (15)

  10.13         Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen,
                Sr.  (15)

  10.13a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John
                F. Sasen, Sr.  (15)

  10.14         Consulting Agreement, dated as of June 13, 2002, by and between the Company and Douglas J.
                Harper.  (17)

  10.15         Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless.
                (17)

  10.15a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Gary A. Corless.  (17)


  10.16         Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English.
                (17)

  10.16a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Kevin P. English.  (17)

  10.17         Employment Agreement, dated as of January 7, 2002, by and between the Company and David M.
                Bronson.  (19)

  10.18         Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E.
                Dell.  (15)

  10.19         Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A.
                Zambetti.  (15)

  10.20         Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly.
                (15)

  21            List of Subsidiaries of the Company.  (20)


                (1)      Incorporated by Reference to the Company's Registration Statement on Form S-1,
                         Registration No. 33-76580.
                (2)      Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended
                         March 30, 1995.
                (3)      Incorporated by Reference to the Company's Registration Statement on Form S-3,
                         Registration No. 33-97524.
                (4)      Incorporated by Reference to the Company's Registration Statement on Form S-8,
                         Registration No. 33-80657.
                (5)      Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
                (6)      Not used.
                (7)      Incorporated by Reference to the Company's Registration Statement on Form S-4,
                         Registration No. 333-39679.
                (8)      Incorporated by Reference from Annex A to the Company's Registration Statement on
                         Form S-4, Registration No. 333-44323.
                (9)      Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8,
                         1998.
                (10)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22,
                         1998.
                (11)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
                (12)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
                (13)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
                (14)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 5, 2001.
                (15)     Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended
                         March 30, 2001.
                (16)     Incorporated by Reference to the Company's Current Report on Form 8-K, filed July 3, 2001.
                (17)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.
                (18)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
                (19)     Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2001.
                (20)     Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended
                         March 29, 2002.

      (b)Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended June 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 12, 2002.

                             PSS WORLD MEDICAL, INC

                             By: /s/ David M. Bronson
                                 -----------------------------------
                                 David M. Bronson
                                 Senior Vice President and Chief Financial
                                 Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit


10.9      Amended and Restated Employee Stock Ownership and Savings Plan.

10.9a     Seventh Amendment to the Employee Stock Ownership and Savings Plan.

10.14 Consulting Agreement, dated as of June 13, 2002, by and between the Company and Douglas J. Harper.