Form 10-Q
period 2002-09-27
PSS WORLD MEDICAL INC
filed 2002-11-12
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 27, 2002
                                            ------------------

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

                                 [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

                                 [X] Yes [ ] No

         The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 4, 2002 was 68,489,585 shares.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                               SEPTEMBER 27 , 2002

                                TABLE OF CONTENTS





  Item                                                                                                        Page

           Information Regarding Forward-Looking Statements................................................     3

           Part I--Financial Information

   1.      Financial Statements:

               Consolidated Balance Sheets -- September 27, 2002 and March 29, 2002....................         4

               Consolidated Statements of Operations for the Three and Six Months Ended
                  September 27, 2002 and September 28, 2001............................................         5

               Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2002 and
                  September 28, 2001...................................................................         6

               Notes to Consolidated Financial Statements..............................................         8

               Independent Accountants' Review Report..................................................        25

   2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......        26

   3.      Quantitative and Qualitative Disclosures About Market Risk..................................        43

   4.      Disclosure Controls and Procedures..........................................................        43

           Part II--Other Information

   1.      Legal Proceedings...........................................................................        43

   2.      Changes in Securities and Use of Proceeds...................................................        43

   3.      Defaults Upon Senior Securities.............................................................        43

   4.      Submission of Matters to a Vote of Security Holders.........................................        43

   5.      Other Information...........................................................................        44

   6.      Exhibits and Reports on Form 8-K............................................................        44

           Signatures..................................................................................        48

           Certifications..............................................................................        49


                              CAUTIONARY STATEMENTS


Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, business divestiture plans, plans and objectives of management for future operations, and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002, in this Form 10-Q, and elsewhere in the Company's filings with the Securities and Exchange Commission. Factors that may affect the plans or results of the Company include, without limitation, those listed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002 under the heading "Risk Factors," and (i) the ability of the Company to successfully implement its strategic business plan; (ii) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (iii) competitive factors; (iv) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (v) changes in labor, equipment and capital costs; (vi) changes in regulations affecting the Company's business; (vii) changes in Medicare supplemental reimbursements for services provided by long-term care providers; (viii) future acquisitions or strategic partnerships; (ix) the disposition of the Company's Imaging Business; and (x) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 27, 2002 AND MARCH 29, 2002

             (Dollars in Thousands, Except Share and Per Share Data)


                                     ASSETS


                                                                                                September 27,     March 29,
                                                                                                     2002            2002
                                                                                                ------------      -----------
                                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents..............................................................        $   33,006       $  53,574
   Accounts receivable, net...............................................................           154,804         148,340
   Inventories, net.......................................................................            89,215          83,854
   Employee advances......................................................................                58             118
   Prepaid expenses and other.............................................................            26,941          31,096
   Assets of discontinued operations......................................................           179,348         193,141
                                                                                                ------------      -----------
           Total current assets...........................................................           483,372         510,123

Property and equipment, net...............................................................            61,998          61,691
Other Assets:
   Goodwill...............................................................................            61,283          59,390
   Intangibles, net.......................................................................             5,847           4,023
   Employee advances......................................................................               184             282
   Deferred tax assets....................................................................            42,574           7,034
   Other..................................................................................            18,754          20,865
                                                                                                ------------      -----------
           Total assets...................................................................          $674,012        $663,408
                                                                                                ============      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.......................................................................        $  104,923       $  94,383
   Accrued expenses.......................................................................            33,081          29,976
   Other..................................................................................             5,429           4,616
   Liabilities of discontinued operations and accrued loss on disposal....................           147,068          68,490
                                                                                                ------------      -----------
           Total current liabilities......................................................           290,501         197,465
Long-term debt............................................................................           106,000         125,000
Other.....................................................................................            15,843          16,495
                                                                                                ------------      -----------
           Total liabilities..............................................................           412,344         338,960
                                                                                                ------------      -----------
Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and
       outstanding........................................................................               --               --
   Common stock, $.01 par value; 150,000,000 shares authorized, 69,958,816 and 71,270,044
       shares issued and outstanding at September 27, 2002 and March 29, 2002, respectively              699             712
   Additional paid-in capital.............................................................           339,894         350,043
   Accumulated deficit....................................................................           (78,925)        (26,307)
                                                                                                ------------      -----------
           Total shareholders' equity.....................................................           261,668         324,448
                                                                                                ------------      -----------
           Total liabilities and shareholders' equity.....................................          $674,012        $663,408
                                                                                                ============      ===========



The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001

                                   (Unaudited)

                  (Dollars in Thousands, Except Per Share Data)


                                                               Three Months Ended                   Six Months Ended
                                                        ---------------------------------  ----------------------------------
                                                         September 27,     September 28,    September 27,     September 28,
                                                              2002             2001              2002              2001
                                                        ----------------  ---------------  ----------------  ----------------

Net sales..........................................         $288,819          $271,826         $575,285          $538,958
Cost of goods sold.................................          206,659           197,708          412,569           392,685
                                                        ----------------  ---------------  ----------------  ----------------
               Gross profit........................           82,160            74,118          162,716           146,273
General and administrative expenses................           56,166            48,197          109,322            96,123
Selling expenses...................................           20,871            18,765           41,211            36,956
International business exit charge reversal........               --                --               --              (514)
                                                        ----------------  ---------------  ----------------  ----------------
               Income from operations..............            5,123             7,156           12,183            13,708
                                                        ----------------  ---------------  ----------------  ----------------
Other (expense) income:
      Interest expense.............................           (2,167)           (1,845)          (4,466)           (4,614)
      Interest and investment income (loss)........              176               (24)             397               164
      Other income.................................              408               356              810             1,135
                                                        ----------------  ---------------  ----------------  ----------------
                                                              (1,583)           (1,513)          (3,259)           (3,315)
                                                        ----------------  ---------------  ----------------  ----------------

Income from continuing operations before provision
      for income taxes.............................            3,540             5,643            8,924            10,393
Provision for income taxes.........................            1,293             2,049            3,327             3,750
                                                        ----------------  ---------------  ----------------  ----------------
Income from continuing operations before
      extraordinary loss...........................            2,247             3,594            5,597             6,643
                                                        ----------------  ---------------  ----------------  ----------------
Discontinued operations:
      Loss from discontinued operations (net of
         benefit (provision) for income taxes of
         $745, ($31), $1,209, and $129,
         respectively).............................           (1,109)             (191)          (1,907)             (552)
      Loss on disposal of discontinued operations
         (net of benefit for income taxes of
         $34,654)..................................          (55,642)               --          (55,642)               --
      Cumulative effect of accounting change (net
         of benefit for income taxes of $14,444)...               --                --               --           (90,045)
                                                        ----------------  ---------------  ----------------  ----------------
               Total loss from discontinued
               operations..........................          (56,751)             (191)         (57,549)          (90,597)
                                                        ----------------  ---------------  ----------------  ----------------
Extraordinary loss (net of benefit for income taxes
      of $424).....................................             (666)               --             (666)               --
                                                        ----------------  ---------------  ----------------  ----------------
Net (loss) income..................................        $ (55,170)       $    3,403        $ (52,618)        $ (83,954)
                                                        ================  ===============  ================  ================

Earnings (loss) per share - Basic:
      Income from continuing operations before
         extraordinary loss........................          $ 0.03             $0.05           $ 0.08            $ 0.09
      Total loss from discontinued operations......           (0.80)              --             (0.81)            (1.27)
      Extraordinary loss...........................           (0.01)              --             (0.01)              --
                                                        ----------------  ---------------  ----------------  ----------------
      Net (loss) income............................          $(0.78)            $0.05           $(0.74)           $(1.18)
                                                        ================  ===============  ================  ================

Earnings (loss) per share - Diluted:

      Income from continuing operations before
         extraordinary loss........................          $ 0.03             $0.05           $ 0.08            $ 0.09
      Total loss from discontinued operations......           (0.79)              --             (0.80)            (1.26)
      Extraordinary loss...........................           (0.01)              --             (0.01)              --
                                                        ----------------  ---------------  ----------------  ----------------
      Net (loss) income............................          $(0.77)            $0.05           $(0.73)           $(1.17)
                                                        ================  ===============  ================  ================



The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2002 AND SEPTEMBER 28, 2001

                                   (Unaudited)

                             (Dollars in Thousands)



                                                                                               Six Months Ended
                                                                                       --------------------------------
                                                                                        September 27,    September 28,
                                                                                             2002             2001
                                                                                       ----------------  --------------

Cash Flows From Operating Activities:
   Net loss.......................................................................       $(52,618)         $(83,954)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Total loss from discontinued operations....................................         57,549            90,597
       Extraordinary loss.........................................................            666                --
       Depreciation...............................................................          5,827             3,583
       Amortization of intangible assets..........................................          1,188               719
       Amortization of debt issuance costs........................................            558               993
       Provision for doubtful accounts............................................          1,712             2,505
       Provision for notes receivables............................................          2,939                --
       (Benefit) provision for deferred income taxes..............................         (1,518)           11,635
       Loss on sales of property and equipment....................................             17                25
       Noncash compensation expense...............................................             --               325
       Loss on marketable securities..............................................             --               114
       International Business exit charge reversal................................             --              (514)
       Changes in operating assets and liabilities, net of effect of business combination and discontinued operations:
          Accounts receivable, net................................................         (6,947)           (2,579)
          Inventories, net........................................................         (4,690)              837
          Prepaid expenses and other current assets...............................          5,349             2,721
          Other assets............................................................         (3,846)          (16,430)
          Accounts payable........................................................          9,412            24,369
          Accrued expenses and other liabilities..................................          3,328            (4,085)
          Net cash provided by discontinued operations............................          1,639            25,162
                                                                                       ----------------  --------------
              Net cash provided by operating activities...........................         20,565            56,023
                                                                                       ----------------  --------------

Cash Flows From Investing Activities:
    Capital expenditures..........................................................         (6,160)          (10,266)
    Payments on noncompete agreements.............................................           (423)             (370)
    Payment for business combination..............................................         (4,464)               --
    Proceeds from sales of property and equipment.................................             10                42
    Proceeds from sale of International Business..................................             --               221
    Net cash used in discontinued operations......................................         (1,113)           (1,553)
                                                                                       ----------------  --------------
              Net cash used in investing activities...............................        (12,150)          (11,926)
                                                                                       ----------------  --------------

                                                                                               Six Months Ended
                                                                                       --------------------------------
                                                                                        September 27,    September 28,
                                                                                             2002             2001
                                                                                       ----------------  --------------
Cash Flows From Financing Activities:
    Repayment of Senior Subordinated Notes........................................        (19,000)               --
    Payment of premiums for retirement of Senior Subordinated Notes...............           (665)               --
    Purchase of treasury stock shares.............................................         (9,518)               --
    Proceeds from issuance of common stock........................................            200                11
    Net payments under revolving line of credit...................................             --           (54,195)
    Net cash used in discontinued operations......................................             --               (59)
                                                                                       ----------------  --------------
              Net cash used in financing activities...............................        (28,983)          (54,243)
                                                                                       ----------------  --------------
Net decrease in cash and cash equivalents.........................................        (20,568)          (10,146)

Cash and cash equivalents, beginning of period....................................         53,574            34,374
                                                                                       ----------------  --------------
Cash and cash equivalents, end of period..........................................       $ 33,006          $ 24,228
                                                                                       ================  ==============


The accompanying notes are an integral part of these consolidated statements.

                      PSS WORLD MEDICAL, INC. SUBSIDIARIES


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)



  1. BACKGROUND AND BASIS OF PRESENTATION

     Background

     PSS World Medical, Inc. (the "Company" or "PSSWM") is a specialty marketer and distributor of medical products to physicians, alternate-site imaging centers, long-term care providers, home healthcare providers, and hospital radiology departments through 63 full-service centers to customers in all 50 states.

     The Physician Sales & Service division ("PSS" or the "Physician Supply Business") is a distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians in the United States. At September 27, 2002, PSS operated 39 full-service centers distributing to physician office sites in all 50 states.

     The Gulf South Medical Supply, Inc. subsidiary ("Gulf South" or the "Long-Term Care Business") is a distributor of medical supplies and related products to nursing homes, home healthcare agencies, and other long-term care facilities. At September 27, 2002, Gulf South operated 13 full-service centers serving all 50 states.

     The Diagnostic Imaging, Inc. subsidiary ("DI" or the "Imaging Business") is a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. At September 27, 2002, DI operated 11 full-service centers, 32 distribution centers, and 16 break-freight locations distributing to customer sites in 42 states. During the three months ended September 27, 2002, the Company's Board of Directors adopted a plan to dispose of the Imaging Business. As a result, DI's results of operations have been classified as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for a further discussion.

     After giving effect to the discontinuation of the Imaging Business, the Company divides its operations into two reportable operating segments: the Physician Supply Business and the Long-Term Care Business. A third segment, titled Other, includes unallocated corporate overhead and the Company's European operations (the "International Business"), which were sold during fiscal year 2002.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

     The consolidated balance sheet as of March 29, 2002 has been derived from the Company's audited consolidated financial statements for the fiscal year ended March 29, 2002. The financial statements and related notes included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

     The Company reports its quarter end financial position and results of operations and cash flows on the last Friday on or before June 30, September 30, December 31, and March 31. The three months ended September 27, 2002 and September 28, 2001 each consist of 13 weeks.

     The results of operations for the interim periods covered by this report may not necessarily be indicative of operating results for the full fiscal year.

     Reclassifications

     Certain amounts for prior periods have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As such, gains and losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations for all prior periods presented. The Company will adopt the provisions of SFAS 145 on March 29, 2003, the first day of fiscal year 2004. Upon adoption, the Company will reclassify any gains or losses on early extinguishment of debt and related taxes recorded as an extraordinary loss during fiscal year 2003 to other (expense) income and provision for income taxes in the consolidated statements of operations.

     During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exits costs in Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that fair value is the objective for initial measurement of a liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement.

2.   DISCONTINUED OPERATIONS

     On September 26, 2002, the Company's Board of Directors adopted a plan to dispose of the Imaging Business. The plan to dispose of the Imaging Business reflects a strategic decision by management to focus the Company's efforts on its Physician Supply and Long-Term Care Businesses, which offer attractive opportunities for growth and profitability. On October 28, 2002, the Company announced a definitive agreement to sell the Imaging Business to a subsidiary of Platinum Equity, LLC in a capital stock transaction for approximately $45.0 million in cash and the assumption of approximately $67.9 million of liabilities. The purchase price is subject to adjustment based on the net assets sold and net cash held by DI as of the closing date. The closing of the transaction is subject to the satisfaction of customary closing conditions, including the execution of a transition services agreement. The transaction is expected to close no later than the end of February 2003.

     The results of operations of the Imaging Business and the estimated loss on disposal have been classified as "discontinued operations" in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The estimated loss on disposal is subject to change based on the final purchase price and any adjustments will be recorded in the period in which they become known. The accompanying financial statements have been reclassified to conform to discontinued operations treatment for all historical periods presented.

     Net sales and total loss from discontinued operations of the Imaging Business are as follows:

                                                    Three Months Ended               Six Months Ended
                                                ----------------------------   -----------------------------
                                                September 27,  September 28,   September 27,   September 28,
                                                     2002           2001           2002             2001
                                                -------------  -------------   -------------   -------------
      Net sales............................      $175,704       $176,544       $352,469        $356,152
      Pretax loss from operations..........        (1,854)          (160)        (3,116)           (681)
      Pretax loss on disposal of
         discontinued operations...........       (90,296)            --        (90,296)             --
      Benefit (provision) for income taxes.        35,399            (31)        35,863             129
      Cumulative effect of accounting
         change (net of income tax benefit
         of $14,444) ......................            --             --             --         (90,045)
                                                -------------  -------------   -------------   -------------
      Total loss from discontinued
         operations........................      $(56,751)      $   (191)      $(57,549)       $(90,597)
                                                =============  =============   =============   =============


     In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), a portion of the Company's interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $873 and $1,091 for the three months ended September 27, 2002 and September 28, 2001, respectively, and $1,703 and $2,569 for the six months ended September 27, 2002 and September 28, 2001, respectively. Income taxes related to continuing operations have been calculated for each of the periods presented. The difference between this amount and the total tax provision, as previously reported, has been allocated to discontinued operations.

     The cumulative effect of accounting change for the six months ended September 28, 2001 primarily related to a goodwill impairment charge of $90,045, net of a benefit for income taxes of $14,444, recorded as a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

     The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the accompanying balance sheets.

                                                                                      As of
                                                                          --------------------------
                                                                          September 27,    March 29,
                                                                               2002           2002
                                                                          -------------  -----------

      Accounts receivable, net.......................................     $  83,120      $  78,615
      Inventories, net...............................................        63,880         69,069
      Prepaid expenses and other current assets......................         8,355          7,655
      Property and equipment, net....................................        21,716         23,149
      Goodwill and intangibles.......................................            --         12,425
      Other noncurrent assets........................................         2,277          2,228
                                                                          -------------  -----------
          Assets of discontinued operations..........................      $179,348       $193,141

      Accounts payable...............................................     $  52,281        $52,311
      Accrued expenses...............................................         6,200          5,815
      Other current liabilities......................................         9,399         10,364
                                                                          -------------  -----------
          Liabilities of discontinued operations.....................        67,880         68,490
      Accrued loss on disposal.......................................        79,188             --
                                                                          -------------  -----------
          Liabilities of discontinued operations and accrued loss on
             disposal................................................      $147,068      $  68,490
                                                                          =============  ===========

3.   ACCRUED RESTRUCTURING COSTS AND EXPENSES

     Physician Supply Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002.

     During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to a plan to restructure the Physician Supply Business. This plan was implemented in order to reduce overhead costs, improve customer satisfaction, and improve the distribution infrastructure.

     During the three months ended September 27, 2002, management reevaluated its estimates of the total costs related to this plan and made necessary adjustments. The original total estimated costs of $6,505 related to this plan have been revised to be approximately $5,753, of which approximately $4,174 and $1,042 was recognized during fiscal year 2002 and the six months ended September 27, 2002, respectively. Approximately $537 will be expensed as incurred during the remaining six months of fiscal year 2003. Management anticipates that this plan will be completed by the end of the fourth quarter of fiscal year 2003. As a result of the plan, approximately 75 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of September 27, 2002, 43 employees had been terminated.

     To improve the distribution infrastructure, certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations will be consolidated into larger existing facilities within a geographic location. The operations in the affected facilities will be reduced to receiving and distributing inventory, customer service, and sales support. Such locations will be referred to as "break-freight" locations. As of September 27, 2002, certain administrative functions at 7 of the 13 service center locations were consolidated into existing facilities. To improve the inventory purchasing structure and to leverage purchasing volumes, the purchasing function for 33 service locations will be centralized to the corporate office located in Jacksonville, Florida. As of September 27, 2002, the purchasing function for 19 of the 33 service center locations was centralized to Jacksonville, Florida.

     Accrued restructuring costs and expenses related to the Physician Supply Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $2,730 and $3,666 at September 27, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plan described above:

                                                      Involuntary
                                                        Employee        Lease         Branch
                                                      Termination    Termination     Shutdown
                                                         Costs          Costs         Costs         Total
                                                      -----------    -----------     --------     --------
           Balance at March 29, 2002.............         $783         $2,535           $348       $3,666
                 Additions.......................          174             --             --          174
                 Utilized........................         (106)           (51)           (18)        (175)
                                                      -----------    -----------     --------     --------
           Balance at June 28, 2002..............          851          2,484            330        3,665
                 Adjustments.....................         (464)            --           (317)        (781)
                 Additions.......................           29             15             --           44
                 Utilized........................         (103)           (98)             3         (198)
                                                      -----------    -----------     --------     --------
           Balance at September 27, 2002.........         $313         $2,401            $16       $2,730
                                                      ===========    ===========     ========     ========


     During the three months ended September 27, 2002, management reevaluated the plan and adjusted certain estimates related to involuntary employee termination costs and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking for more than what was originally estimated. As a result, the Company reversed approximately $781 of restructuring costs and expenses during the three months ended September 27, 2002.

     The amount of severance that involuntarily terminated employees receive is based on the number of months of service. Employees earn additional severance during the period from March 30, 2002 until closure of their service center. This additional severance is being accrued when earned throughout fiscal year 2003. The Physician Supply Business accrued an additional $29 and $203 of involuntary employee termination costs during the three and six months ended September 27, 2002, respectively.

     Prior Fiscal Years

     During the prior fiscal years, management and the Board of Directors approved and committed to several plans to restructure the Physician Supply and the Long-Term Care Businesses. Accrued restructuring costs and expenses related to plans adopted in the prior fiscal years, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $857 and $1,399 at September 27, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plans adopted in prior fiscal years:

                                                     Involuntary
                                                       Employee        Lease
                                                     Termination   Termination
                                                        Costs         Costs        Total
                                                     -----------   -----------    ---------
           Balance at March 29, 2002............       $1,385         $  14         $1,399
                 Adjustments....................           --           (14)           (14)
                 Utilized.......................         (258)           --           (258)
                                                     -----------   -----------    ---------
           Balance at June 28, 2002.............        1,127            --          1,127
                 Utilized.......................         (270)           --           (270)
                                                     -----------   -----------    ---------
           Balance at September 27, 2002........      $   857        $   --         $  857
                                                     ===========   ===========    =========

     The accrued involuntary employee termination costs at September 27, 2002 and March 29, 2002 relate to Plan E that was adopted during the third quarter of fiscal year 2001. The remaining $857 will be paid to the terminated employees in fiscal year 2003 in accordance with the severance agreements.

4.   PURCHASE BUSINESS COMBINATION

     On September 16, 2002, the Company acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions, and accordingly the operations of the acquired company have been included in the Company's results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available. Supplemental unaudited pro forma information, assuming this acquisition was made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

     The aggregate purchase price was $4,464. The Company is in the process of obtaining independent valuations of certain intangible assets; thus, the allocation of the purchase price is subject to revision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


        Accounts receivable.......................................$1,230
        Inventory.................................................   671
        Goodwill ................................................. 1,893
        Intangibles............................................... 1,694
                                                                  ------
             Total assets acquired................................ 5,488
        Current liabilities....................................... 1,024
                                                                  ------
             Net assets acquired..................................$4,464
                                                                  ======

     The $1,893 of goodwill was assigned to the Long-Term Care Business and is expected to be deductible for tax purposes. Of the $1,694 of acquired intangible assets, $265, $538, and $891 was assigned to noncompete agreements, customer contracts, and customer relationships, respectively. The acquired intangible assets have a weighted-average useful life of approximately 5.6 years.

5.   GOODWILL

     In accordance with SFAS 142 the changes in the carrying value of goodwill for the six months ended September 27, 2002 are as follows:



                                                  Physician   Long-Term
                                                    Supply       Care
                                                   Business    Business     Total
                                                  ---------   ---------   ---------
     Balance as of March 29, 2002................ $  9,788    $49,602     $  59,390
          Purchase business combination..........       --      1,893         1,893
                                                  ---------   ---------   ---------
     Balance as of September 27, 2002............ $  9,788    $51,495     $  61,283
                                                  =========   =========   =========

     The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year.


6.   INTANGIBLES

     The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization, by business segment and major asset class.

                                                 As of September 27, 2002              As of March 29, 2002
                                            ----------------------------------   ---------------------------------
                                              Gross                               Gross
                                            Carrying   Accumulated               Carrying   Accumulated
                                             Amount    Amortization     Net       Amount    Amortization    Net
                                            ---------  ------------    -------   --------   ------------   -------

 Noncompetition Agreements:
    Physician Supply Business..........      $  4,628    $(3,374)       $1,254   $  4,053   $  (3,073)   $     980
    Long-Term Care Business............         2,035       (892)        1,143      2,070        (876)       1,194
                                            ---------  ------------    -------   --------   ------------   -------
                                                6,663     (4,266)        2,397      6,123      (3,949)       2,174
                                            ---------  ------------    -------   --------   ------------   -------
 Signing Bonuses:
    Physician Supply Business..........         1,770       (836)          934      1,027        (426)         601
    Long-Term Care Business............           200       (170)           30        200        (150)          50
                                            ---------  ------------    -------   --------   ------------   -------
                                                1,970     (1,006)          964      1,227        (576)         651
                                            ---------  ------------    -------   --------   ------------   -------
 Other Intangibles:
    Physician Supply Business..........         2,993     (1,916)        1,077      2,993      (1,795)       1,198
    Long-Term Care Business............         1,429        (20)        1,409         --          --           --
                                            ---------  ------------    -------   --------   ------------   -------
                                                4,422     (1,936)        2,486      2,993      (1,795)       1,198
                                            ---------  ------------    -------   --------   ------------   -------
                Total..................       $13,055    $(7,208)       $5,847    $10,343     $(6,320)      $4,023
                                            =========  ============    =======   ========   ============   =======

     The weighted-average amortization period, in total and by major intangible asset class, is as follows:

                                                               September 27,     March 29,
                                                                    2002           2002
                                                               -------------    -----------
                   (in years)

                   Noncompetition Agreements............            6.8             7.1
                   Signing Bonuses......................            3.2             3.5
                   Other Intangibles....................           10.4            12.4
                                                               -------------    -----------
                      Total Weighted-Average Period.....            7.5             8.2
                                                               =============    ===========

     Total amortization expense for intangible assets for the three months ended September 27, 2002 and September 28, 2001 was $570 and $381, respectively. Total amortization expense for intangible assets for the six months ended September 27, 2002 and September 28, 2001 was $1,188 and $719, respectively. The estimated amortization expense for the next five fiscal years and thereafter is as follows:

        Fiscal Year:
           2003 (remaining 6 months)...................      $  1,078
           2004........................................         1,511
           2005........................................         1,107
           2006........................................           778
           2007........................................           648
           Thereafter..................................           725
                                                             ---------
                    Total..............................      $  5,847
                                                             =========

     Total payments made under noncompetition agreements during the six months ended September 27, 2002 were $423. Future minimum payments required under noncompetition agreements at September 27, 2002 are as follows:

        Fiscal Year:
           2003 (remaining 6 months)...................          $215
           2004........................................           245
           2005........................................           100
           2006........................................            36
           2007........................................            35
           Thereafter..................................           142
                                                              --------
                    Total..............................          $773
                                                              ========

7.   NOTES RECEIVABLE

     The Company has three notes receivables (the "Loans") outstanding from its former Chairman and Chief Executive Officer, which bear interest at the applicable Federal rate for long-term obligations. These Loans were issued to the former Chairman and Chief Executive Officer in order to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt. One of the Loans is unsecured and the other two Loans are secured by common stock of the Company and a split-dollar life insurance policy. As part of the Company's ongoing review of the realization of the Loans, the Company determined that an allowance for doubtful accounts was required for the unsecured loan. As a result, during the three months ended September 27, 2002, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. This allowance does not represent a forgiveness of debt.

8.   EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below (amounts in thousands, except per share data):

                                                            Three Months Ended                Six Months Ended
                                                      ------------------------------   ------------------------------
                                                       September 27,   September 28,   September 27,    September 28,
                                                           2002             2001            2002            2001
                                                      --------------   -------------   -------------    -------------


     Income from continuing operations before
        extraordinary loss......................      $    2,247           $3,594      $    5,597       $   6,643
     Total loss from discontinued operations
        (net of benefit (provision) for income
        taxes of $35,399, $(31), $35,863, and
        $129)                                            (56,751)            (191)        (57,549)        (90,597)

     Extraordinary loss (net of benefit for
        income taxes of $424)...................            (666)              --            (666)             --

                                                      --------------   -------------   -------------    -------------
     Net (loss) income..........................        $(55,170)          $3,403        $(52,618)       $(83,954)
                                                      ==============   =============   =============    =============

     Earnings (loss) per share - Basic:

        Income from continuing operations
         before extraordinary loss..............           $0.03            $0.05           $0.08           $0.09
        Total loss from discontinued operations.           (0.80)              --           (0.81)          (1.27)
        Extraordinary loss......................           (0.01)              --           (0.01)             --
                                                      --------------   -------------   -------------    -------------
        Net (loss) income.......................          $(0.78)           $0.05          $(0.74)         $(1.18)
                                                      ==============   =============   =============    =============

     Earnings (loss) per share - Diluted:

        Income from continuing operations
         before extraordinary loss..............           $0.03            $0.05           $0.08           $0.09
        Total loss from discontinued operations.           (0.79)              --           (0.80)          (1.26)
        Extraordinary loss......................           (0.01)              --           (0.01)             --
                                                      --------------   -------------   -------------    -------------
        Net (loss) income.......................          $(0.77)           $0.05          $(0.73)         $(1.17)
                                                      ==============   =============   =============    =============

     Weighted average shares outstanding:
        Common shares...........................          70,913           71,165          71,092          71,165
        Assumed exercise of stock options.......             623              667             861             483
                                                      --------------   -------------   -------------    -------------
        Diluted shares outstanding..............          71,536           71,832          71,953          71,648
                                                      ==============   =============   =============    =============

     Diluted earning per share assumes options to purchase shares of common stock have been exercised using the treasury stock method. Options to purchase approximately 5.1 million and 4.5 million shares of common stock that were outstanding during the three and six months ended September 27, 2002 were not included in the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

     On July 30,  2002,  the  Company's  Board  of  Directors  approved  a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of September 27, 2002, the Company repurchased approximately 1.3 million shares under this program. Such repurchases are expected to continue over the next 9 months and will be made in compliance with applicable rules and regulations and the terms of the Company's debt agreements. However, the stock repurchase program may be discontinued at any time.

9.   SEGMENT INFORMATION

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


                                                               Three Months Ended              Six Months Ended
                                                          ----------------------------   -----------------------------
                                                          September 27,  September 28,   September 27,   September 28,
                                                              2002            2001           2002            2001
                                                          -------------  -------------   -------------   -------------
     NET SALES:
         Physician Supply Business....................       $ 184,118     $  176,115     $  366,991       $  347,458
         Long-Term Care Business......................         104,701         95,711        208,294          191,069
         Other........................................              --             --             --              431
                                                          -------------  -------------   -------------   -------------
              Total net sales.........................        $288,819     $  271,826     $  575,285       $  538,958
                                                          =============  =============   =============   =============
     INCOME FROM OPERATIONS:
         Physician Supply Business....................       $   5,697     $    6,399     $   11,219       $   12,133
         Long-Term Care Business......................           4,749          2,255          8,572            4,029
         Other........................................          (5,323)        (1,498)        (7,608)          (2,454)
                                                          -------------  -------------   -------------   -------------
              Total income from operations............       $   5,123     $    7,156     $   12,183       $   13,708
                                                          =============  =============   =============   =============

     DEPRECIATION:
         Physician Supply Business....................       $   2,191     $    1,152     $    4,240       $    2,297
         Long-Term Care Business......................             392            461            858              923
         Other........................................             369            231            729              363
                                                          -------------  -------------   -------------   -------------
              Total depreciation......................       $   2,952     $    1,844     $    5,827       $    3,583
                                                          =============  =============   =============   =============

     AMORTIZATION OF INTANGIBLE ASSETS:
         Physician Supply Business....................       $     434     $      277     $      832       $      512
         Long-Term Care Business......................             136            104            356              207
                                                          -------------  -------------   -------------   -------------
              Total amortization of intangible assets.       $     570     $      381     $    1,188       $      719
                                                          =============  =============   =============   =============

     PROVISION FOR DOUBTFUL ACCOUNTS:
         Physician Supply Business....................       $     402     $      289     $      451       $      609
         Long-Term Care Business......................             588            951          1,261            1,896
                                                          -------------  -------------   -------------   -------------
              Total provision for doubtful accounts...       $     990     $    1,240     $    1,712       $    2,505
                                                          =============  =============   =============   =============

     INTEREST EXPENSE:
         Physician Supply Business....................       $     996     $      189     $    1,970       $      467
         Long-Term Care Business......................           1,226          1,268          2,458            2,645
         Other........................................             (55)           388             38            1,502
                                                          -------------  -------------   -------------   -------------
              Total interest expense..................       $   2,167     $    1,845     $    4,466       $    4,614
                                                          =============  =============   =============   =============

     INTEREST AND INVESTMENT INCOME (LOSS):
         Physician Supply Business....................       $      --     $        1     $       24       $        2
         Long-Term Care Business......................               1             --              1               --
         Other........................................             175            (25)           372              162
                                                          -------------  -------------   -------------   -------------
              Total interest and investment income....       $     176     $      (24)    $      397       $      164
                                                          =============  =============   =============   =============

     PROVISION FOR INCOME TAXES:
         Physician Supply Business....................       $   1,972     $    2,809     $    3,829       $    5,094
         Long-Term Care Business......................           1,389            451          2,379              682
         Other........................................          (2,068)        (1,211)        (2,881)          (2,026)
                                                          -------------  -------------   -------------   -------------
              Total provision for income taxes........       $   1,293     $    2,049     $    3,327       $    3,750
                                                          =============  =============   =============   =============

     CAPITAL EXPENDITURES:
         Physician Supply Business....................       $   2,843     $    2,222     $    4,867       $    5,514
         Long-Term Care Business......................             107             37            313              220
         Other........................................             358          2,778            980            4,532
                                                          -------------  -------------   -------------   -------------
              Total capital expenditures..............       $   3,308     $    5,037     $    6,160       $   10,266
                                                          =============  =============   =============   =============


                                                                   September 27,       March 29,
                                                                       2002              2002
                                                                   -------------      ----------
                        ASSETS:
                            Physician Supply Business.........       $232,120          $223,216
                            Long-Term Care Business...........        161,728           155,038
                            Other.............................        100,816            92,013
                            Discontinued Operations...........        179,348           193,141
                                                                   -------------      ----------
                                 Total assets.................       $674,012          $663,408
                                                                   =============      ==========

     As of September 27, 2002, the federal income tax receivable or payable is now recorded on the balance sheet of the Other segment; therefore, for comparability purposes, certain reclassification entries are reflected in the March 29, 2002 amounts above.


10.  COMMITMENTS AND CONTINGENCIES

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

     The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-21TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company's stock price following announcement by the Company in May 1998 regarding the Gulf South Merger, which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000. The Company filed a motion to dismiss the second amended complaint on May 1, 2000, which is pending. Oral arguments on the Company's motion to dismiss are scheduled to take place on November 15, 2002. The Company believes that the allegations contained in the complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company has been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001 and all of which had been filed in the United States District Court for the Middle District of Florida. By Order of the Court dated January 14, 2002, those ten actions were consolidated into a single action under the caption "In Re PSS World Medical Inc. Securities Litigation." Following that consolidation, on March 22, 2002, lead plaintiffs served their Amended Class Action Complaint for Violation of Securities Laws. On May 14, 2002, defendants filed their motion to dismiss the Amended Complaint, and, on August 1, 2002, the Court entered an Order denying that motion and directing the Company to answer the Amended Complaint by August 12, 2002. The Company and the other defendants served their answer to the Amended Complaint on August 12, 2002, and the parties are now engaged in discovery. The Amended Complaint named the Company along with certain present and former directors and officers.

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

     The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division (Case No. CV SA 02-533 AHS (ANx)). In response to the Motion to Transfer Venue filed by the Company, the plaintiffs stipulated that venue of the case is proper in the United States District Court in Jacksonville, Florida. The Court approved the transfer and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division, Case Number 02-CV-854. The plaintiffs allege that the Company wrongfully classifies its Purchasers, Operations Leader Trainees, and Accounts Receivable Representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek court approval to proceed as a collective action under the Fair Labor Standards Act, a representative action under California's Unfair Competition Act, and/or a class action on behalf of all persons in the United States who have occupied any one of the three positions within the pertinent limitations period. PSSWM opposed this motion. It is unknown whether the Court will tentatively approve a collective action and allow discovery on the issue of who is eligible to participate in the collective action. The Plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. In addition, two of the three named plaintiffs bring individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company is vigorously defending against the claims and is working with human resource personnel to collect personnel and payroll information necessary to determine (i) the employees who are potentially eligible to participate in the suit and (ii) the extent of overtime liability, if any. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     On December 7, 2001, the Company has filed an arbitration proceeding with the American Arbitration Association against Candela Corporation (PSS World Medical, Inc. d/b/a Physician Sales & Service, Claimant, v. Candela Corporation, Respondent) for breach of contract, promissory estoppel, intentional interference with contractual/advantageous relations, and violation of the Massachusetts Unfair Business Practices Act, arising out of Candela's termination of the distribution agreement between the two companies. Candela has filed counterclaims in the arbitration for breach of contract, seeking payment of $2,350 in outstanding invoices and alleged trademark infringement and violation of the Massachusetts Unfair Business Practices Act. Final ruling by the arbitration panel is presently expected to be rendered by January 31, 2003. The Company believes that Candela's counterclaims are without merit and intends to defend vigorously against the claims, however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company. The accompanying consolidated balance sheets include the inventory and associated liability for the $2,350 of outstanding invoices.

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

     During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan. As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. The total cash compensation costs related to these plans is approximately $7,996, of which $6,807 was expensed in prior fiscal years and $737 was expensed during the six months ended September 27, 2002. An additional $452 will be expensed during the remaining six months of fiscal year 2003.

11.  LONG-TERM DEBT

     During fiscal year 1998, the Company issued $125,000 in debt securities ("Senior Subordinated Notes") under a registration statement filed with the Securities and Exchange Commission. During the three months ended September 27, 2002, the Company retired $19,000 principal amount of its Senior Subordinated Notes. An extraordinary loss of $666 was incurred as a result of the early extinguishment of debt, consisting of $665 of redemption premiums, $425 of accelerated amortization of debt issuance costs, net of a benefit for income taxes of $424.

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

                            Condensed Balance Sheets
                      September 27, 2002 and March 29, 2002


                                                                As of September 27, 2002
                                                --------------------------------------------------------
                                                                Guarantor
                                                  Parent      Subsidiaries   Eliminations   Consolidated
                                                ----------    ------------   ------------   ------------
Current Assets:
      Cash and cash equivalents............      $ 23,654       $  9,352            --        $ 33,006
      Accounts receivable, net.............        79,739         75,065            --         154,804
      Inventories, net.....................        54,000         35,215            --          89,215
      Intercompany receivables.............        84,275        (84,275)           --              --
      Other current assets.................         9,687         17,312            --          26,999
      Assets of discontinued operations....            --        179,348            --         179,348
                                                ----------    ------------   ------------   ------------
               Total current assets........       251,355        232,017            --         483,372
Property and equipment, net................        56,346          5,652            --          61,998
Other Assets:
      Goodwill.............................         9,788         51,495            --          61,283
      Intangibles, net.....................         3,264          2,583            --           5,847
      Investment in subsidiary.............           286         28,083      $(28,369)             --
      Deferred tax assets..................        40,601          1,973            --          42,574
      Other................................         1,052         17,886            --          18,938
                                                ----------    ------------   ------------   ------------
               Total assets................      $362,692       $339,689      $(28,369)       $674,012
                                                ==========    ============   ============   ============
Current Liabilities:
      Accounts payable.....................      $ 63,545       $ 41,378      $     --        $104,923
      Other current liabilities............        25,137         13,373            --          38,510
      Liabilities of discontinued operations
         and accrued loss on disposal......            --        147,068            --         147,068
                                                ----------    ------------   ------------   ------------
               Total current liabilities...        88,682        201,819            --         290,501

Long-term debt.............................       106,000             --            --         106,000
Other......................................        13,450          2,393            --          15,843
                                                ----------    ------------   ------------   ------------
               Total liabilities...........       208,132        204,212            --         412,344

Shareholders' Equity:
      Common stock.........................           699            330          (330)            699
      Additional paid-in capital...........       181,417        150,151         8,326         339,894
      Accumulated deficit..................       (27,556)       (15,004)      (36,365)        (78,925)
                                                ----------    ------------   ------------   ------------
               Total shareholders' equity..       154,560        135,477       (28,369)        261,668
                                                ----------    ------------   ------------   ------------
               Total liabilities and
               shareholders' equity........      $362,692       $339,689      $(28,369)       $674,012
                                                ==========    ============   ============   ============


                                                                  As of March 29, 2002
                                                --------------------------------------------------------
                                                               Guarantor
                                                  Parent      Subsidiaries   Eliminations   Consolidated
                                                ----------    ------------   ------------   ------------

Current Assets:
      Cash and cash equivalents............       $ 39,531      $ 14,043            --         $ 53,574
      Accounts receivable, net.............         78,911        69,429            --          148,340
      Inventories, net.....................         48,706        35,148            --           83,854
      Intercompany receivables.............        134,418      (134,418)           --               --
      Other current assets.................         14,242        16,972            --           31,214
      Assets of discontinued operations....             --       193,141            --          193,141
                                                ----------    ------------   ------------   ------------
               Total current assets........        315,808       194,315            --          510,123
Property and equipment, net................         55,449         6,242            --           61,691
Other Assets:
      Goodwill.............................          9,788        49,602            --           59,390
      Intangibles, net.....................          2,777         1,246            --            4,023
      Investment in subsidiary.............            286        28,083      $(28,369)              --
      Deferred tax assets..................          5,326         1,708            --            7,034
      Other................................          4,039        17,108            --           21,147
                                                ----------    ------------   ------------   ------------
               Total assets................       $393,473      $298,304      $(28,369)        $663,408
                                                ==========    ============   ============   ============

Current Liabilities:
      Accounts payable.....................       $ 62,181      $ 32,202      $     --         $ 94,383
      Other current liabilities............         24,439        10,153            --           34,592
      Liabilities of discontinued operations
         and accrued loss on disposal......             --        68,490            --           68,490
                                                ----------    ------------   ------------   ------------
               Total current liabilities...         86,620       110,845            --          197,465

Long-term debt.............................        125,000            --            --          125,000
Other......................................         13,845         2,650            --           16,495
                                                ----------    ------------   ------------   ------------
               Total liabilities...........        225,465       113,495            --          338,960

Shareholders' Equity:
      Common stock.........................            713           329          (330)             712
      Additional paid-in capital...........        191,568       150,149         8,326          350,043
      Accumulated (deficit) earnings.......        (24,273)       34,331       (36,365)         (26,307)
               Total shareholders' equity..        168,008       184,809       (28,369)         324,448
                                                ----------    ------------   ------------   ------------
               Total liabilities and
               shareholders' equity........       $393,473      $298,304      $(28,369)        $663,408
                                                ==========    ============   ============   ============

                       Condensed Statements of Operations
  For the Three and Six Months Ended September 27, 2002 and September 28, 2001



                                                             Three Months Ended September 27, 2002
                                                             --------------------------------------
                                                                         Guarantor
                                                               Parent   Subsidiaries   Consolidated
                                                             ---------  ------------   ------------

Net sales..............................................      $156,739      $132,080       $288,819
Cost of goods sold.....................................       108,702        97,957        206,659
                                                             ---------  ------------   ------------
               Gross profit............................        48,037        34,123         82,160
General and administrative expenses....................        34,827        21,339         56,166
Selling expenses.......................................        15,196         5,675         20,871
                                                             ---------  ------------   ------------
               (Loss) income from operations...........        (1,986)        7,109          5,123
Other expense..........................................          (150)       (1,433)        (1,583)
                                                             ---------  ------------   ------------
(Loss) income from continuing operations before
   provision for income taxes..........................        (2,136)        5,676          3,540
(Benefit) provision for income taxes...................           (96)        1,389          1,293
                                                             ---------  ------------   ------------
(Loss) income from continuing operations before
   extraordinary loss..................................        (2,040)        4,287          2,247
Total loss from discontinued operations................            --       (56,751)       (56,751)
                                                             ---------  ------------   ------------
Extraordinary loss.....................................          (666)           --           (666)
                                                             ---------  ------------   ------------
Net loss...............................................      $ (2,706)     $(52,464)      $(55,170)
                                                             =========  ============   ============


                                                             Three Months Ended September 28, 2001
                                                             --------------------------------------
                                                                         Guarantor
                                                              Parent    Subsidiaries   Consolidated
                                                             --------   ------------   ------------

Net sales..............................................      $148,193      $123,633       $271,826
Cost of goods sold.....................................       104,840        92,868        197,708
                                                             ---------  ------------   ------------
               Gross profit............................        43,353        30,765         74,118
General and administrative expenses....................        28,040        20,157         48,197
Selling expenses.......................................        13,340         5,425         18,765
                                                             ---------  ------------   ------------
               Income from operations..................         1,973         5,183          7,156
Other expense..........................................           (65)       (1,448)        (1,513)
                                                             ---------  ------------   ------------
Income from continuing operations before provision for
   income taxes........................................         1,908         3,735          5,643
Provision for income taxes.............................         1,597           452          2,049
                                                             ---------  ------------   ------------
Income from continuing operations......................           311         3,283          3,594
Total loss from discontinued operations................            --          (191)          (191)
                                                             ---------  ------------   ------------
Net income.............................................      $    311      $  3,092       $  3,403
                                                             =========  ============   ============



                                                               Six Months Ended September 27, 2002
                                                             ---------------------------------------
                                                                         Guarantor
                                                               Parent   Subsidiaries    Consolidated
                                                             ---------  ------------    ------------

Net sales..............................................      $311,654      $263,631       $575,285
Cost of goods sold.....................................       216,440       196,129        412,569
                                                             ---------  ------------    ------------
               Gross profit............................        95,214        67,502        162,716
General and administrative expenses....................        66,629        42,693        109,322
Selling expenses.......................................        29,844        11,367         41,211
                                                             ---------  ------------    ------------
               (Loss) income from operations...........        (1,259)       13,442         12,183
Other expense..........................................          (410)       (2,849)        (3,259)
                                                             ---------  ------------    ------------
(Loss) income from continuing operations before
   provision for income taxes..........................        (1,669)       10,593          8,924
Provision for income taxes.............................           948         2,379          3,327
                                                             ---------  ------------    ------------
(Loss) income from continuing operations before
   extraordinary loss..................................        (2,617)        8,214          5,597
Total loss from discontinued operations................            --       (57,549)       (57,549)
Extraordinary loss.....................................          (666)           --           (666)
                                                             ---------  ------------    ------------
Net loss...............................................      $ (3,283)     $(49,335)      $(52,618)
                                                             =========  ============    ============



                                                                      Six Months Ended September 28, 2001
                                                             ------------------------------------------------------
                                                                         Guarantor     Nonguarantor
                                                              Parent    Subsidiaries    Subsidiary     Consolidated
                                                             --------   ------------   ------------    ------------
Net sales..............................................      $292,288      $246,239         $ 431         $538,958
Cost of goods sold.....................................       207,463       184,927           295          392,685
                                                             --------   ------------   ------------    ------------
               Gross profit............................        84,825        61,312           136          146,273
General and administrative expenses....................        55,247        40,823            53           96,123
Selling expenses.......................................        26,148        10,795            13           36,956
International Business exit charge.....................            --            --          (514)            (514)
                                                             --------   ------------   ------------    ------------
               Income from operations..................         3,430         9,694           584           13,708
Other expense..........................................          (398)       (2,903)          (14)          (3,315)
                                                             --------   ------------   ------------    ------------
Income from continuing operations before provision for
   income taxes........................................         3,032         6,791           570           10,393
Provision for income taxes.............................         3,067           683            --            3,750
                                                             --------   ------------   ------------    ------------
(Loss) income from continuing operations...............           (35)        6,108           570            6,643
Total loss from discontinued operations................            --       (90,597)           --          (90,597)
                                                             --------   ------------   ------------    ------------
Net (loss) income......................................      $    (35)     $(84,489)        $ 570         $(83,954)
                                                             ========   ============   ============    ============


                       Condensed Statements of Cash Flows
       For the Six Months Ended September 27, 2002 and September 28, 2001


                                                               Six Months Ended September 27, 2002
                                                              ---------------------------------------
                                                                           Guarantor
                                                                Parent    Subsidiaries   Consolidated
                                                              ----------  ------------   ------------

Net loss...............................................         $(3,283)   $(49,335)      $(52,618)
                                                              ----------  ------------   ------------
Net cash provided by operating activities..............           8,107      12,458         20,565
                                                              ----------  ------------   ------------
Cash Flows From Investing Activities:
      Capital expenditures.............................          (5,773)       (387)        (6,160)
      Payments on noncompete agreements................            (410)        (13)          (423)
      Payment for business combination.................              --      (4,464)        (4,464)
      Proceeds from sales of property and equipment....              13          (3)            10
      Net cash used in discontinued operations.........              --      (1,113)        (1,113)
                                                              ----------  ------------   ------------
               Net cash used in investing activities...          (6,170)     (5,980)       (12,150)
                                                              ----------  ------------   ------------
Cash Flows From Financing Activities:
      Repayment of Senior Subordinated Notes...........         (19,000)         --        (19,000)
      Payment of premiums for retirement of Senior
         Subordinated Notes............................            (665)         --           (665)
      Purchase of treasury stock shares................          (9,518)         --         (9,518)
      Proceeds from issuance of common stock...........             200          --            200
      Inter-company borrowings.........................          11,169     (11,169)            --
      Net cash used in discontinued operations.........              --          --             --
                                                              ----------  ------------   ------------
               Net cash used in financing activities...         (17,814)    (11,169)       (28,983)
                                                              ----------  ------------   ------------
Net decrease in cash and cash equivalents..............         (15,877)     (4,691)       (20,568)
Cash and cash equivalents, beginning of period.........          39,531      14,043         53,574
                                                              ----------  ------------   ------------
Cash and cash equivalents, end of period...............         $23,654    $  9,352       $ 33,006
                                                              ==========  ============   ============



                                                                       Six Months Ended September 28, 2001
                                                              -------------------------------------------------------
                                                                           Guarantor     Nonguarantor
                                                                Parent    Subsidiaries    Subsidiary     Consolidated
                                                              ----------  ------------   ------------    ------------

Net (loss) income......................................        $    (35)   $(84,489)           $570       $(83,954)
                                                              ----------  ------------   ------------    ------------
Net cash provided by (used in) operating activities....          17,026      39,551            (554)        56,023
                                                              ----------  ------------   ------------    ------------
Cash Flows From Investing Activities:
      Capital expenditures.............................          (9,887)       (379)             --        (10,266)
      Payments on noncompete agreements................            (332)        (38)             --           (370)
      Proceeds from sale of property and equipment.....           1,888      (1,846)             --             42
      Proceeds from sale of International Business.....              --          --             221            221
      Net cash used in discontinued operations.........              --      (1,553)             --         (1,553)
                                                              ----------  ------------   ------------    ------------
               Net cash used in (provided by) investing
               activities..............................          (8,331)     (3,816)            221        (11,926)
                                                              ----------  ------------   ------------    ------------
Cash Flows From Financing Activities:
      Net borrowings...................................         (54,195)         --              --        (54,195)
      Inter-company borrowings.........................          34,356     (24,690)         (9,666)            --
      Investment in Sub................................          (9,999)         --           9,999             --
      Transfer of equity...............................             611        (611)             --             --
      Proceeds from issuance of common stock...........              --          11              --             11
      Net cash used in discontinued operations.........              --         (59)             --            (59)
                                                              ----------  ------------   ------------    ------------
               Net cash (used in) provided by financing
               activities..............................         (29,227)    (25,349)            333        (54,243)
                                                              ----------  ------------   ------------    ------------
Net (decrease) increase in cash and cash equivalents...         (20,532)     10,386              --        (10,146)
Cash and cash equivalents, beginning of period.........          31,725       2,649              --         34,374
                                                              ----------  ------------   ------------    ------------
Cash and cash equivalents, end of period...............        $ 11,193    $ 13,035              --       $ 24,228
                                                              ==========  ============   ============    ============

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of September 27, 2002, and the related consolidated statements of operations and cash flows for the three and six-month periods ended September 27, 2002. These consolidated financial statements are the responsibility of the Company's management.

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

Jacksonville, Florida
November 8, 2002

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations


GENERAL

PSS World Medical, Inc. (the "Company" or "PSSWM"), a Florida corporation, is a specialty marketer and distributor of medical products to physician offices, alternate-site and acute imaging providers, and long-term care and home care providers through 63 full-service centers to customers in all 50 states. Since its inception in 1983, the Company has become a leader in the three market segments it serves as a result of a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative information systems, and a culture of performance.

Physician Sales & Service ("PSS" or the "Physician Supply Business"), a division of the Company, is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, and number of products distributed under unique arrangements. PSS currently operates 39 full-service centers with 708 sales representatives serving physician offices in all 50 states.

Gulf South Medical Supply, Inc. ("Gulf South" or the "Long-Term Care Business"), a wholly owned subsidiary, is a leading national distributor of medical supplies and related products to the long-term care industry in the United States based on revenues and number of sales representatives. Gulf South currently operates 13 full-service centers with approximately 115 sales representatives serving long-term care accounts in all 50 states. The Long-Term Care Business' primary markets are independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers.

Diagnostic Imaging, Inc. ("DI" or the "Imaging Business"), a wholly owned subsidiary, is a leading distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States based on consumable revenues, number of service specialists, and number of sales representatives. DI currently operates 11 full-service centers, 32 distribution centers, and 16 break-freight locations with approximately 800 service specialists and approximately 200 sales representatives serving customer sites in 42 states. The Imaging Business' primary markets are acute-care radiology departments, free-standing imaging centers, private practice physicians, veterinarians, and chiropractors. During the three months ended September 27, 2002, the Company's Board of Directors adopted a plan to dispose of the Imaging Business. As a result, its results of operations have been classified as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, of the consolidated financial statements for a further discussion.


INDUSTRY

According to industry estimates, the United States medical supply and equipment segment of the healthcare industry represents approximately a $34 billion market comprised of medical products and equipment which are distributed to alternate site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare agencies, dental offices, and other alternate site providers, such as outpatient surgery and care centers, podiatrists, and veterinarians. The Company's primary focus is the distribution of medical products to physician offices, long-term care, assisted living, and home care providers as well as other alternate site healthcare providers. Approximately 65% of the products in this market come through the distributor channel, representing a $22 billion market potential for the Company.

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

The  healthcare  industry  is  subject  to  extensive   government   regulation,
licensure, and operating procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other healthcare providers have affected spending budgets in certain markets within the medical products industry. During 1997, the Balanced Budget Act passed by Congress made significant changes to reimbursements for nursing homes and home care providers. The industry continues to be impacted by these changes. Currently, the industry is being impacted by the October 1, 2002 expiration of certain Medicare supplemental reimbursements for services provided by operators of long-term care facilities. There are no assurances that such Medicare reimbursement relief will be provided by Congress, which may have a financial impact on the Company's customers that provide long-term care healthcare services.

Over the past few years, the healthcare industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers, along with hospitals, continue to consolidate, creating new and larger customers. The majority of the market serviced by the Company continues to include small customers, with no single customer exceeding 10% of the consolidated Company's net sales. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 32% of Long-Term Care Business' revenues for the six months ended September 27, 2002 represented sales to its top five customers.


RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As such, gains and losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations for all prior periods presented. The Company will adopt the provisions of SFAS 145 on March 29, 2003, the first day of fiscal year 2004. Upon adoption, the Company will reclassify any gains or losses on early extinguishment of debt and related taxes recorded as an extraordinary loss during fiscal year 2003 to other (expense) income and provision for income taxes in the consolidated statements of operations.

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exits costs in Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that fair value is the objective for initial measurement of a liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates the estimates, judgments and the policies underlying these estimates on a periodic basis as situations change, and regularly discusses financial events, policies, and issues with members of our audit committee and our independent accountants. The significant accounting policies, which management and the audit committee believe are the most critical to fully understand and evaluate the Company's financial position and results of operations, include those detailed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". During the three months ended September 27, 2002, management determined that accounting for discontinued operations is also a critical accounting policy.

Accounting for Discontinued Operations. On September 26, 2002, the Company's Board of Directors adopted a plan to dispose of the Imaging Business. The plan to dispose of the Imaging Business reflects a strategic decision by management to focus the Company's efforts on its Physician Supply and Long-Term Care Businesses, which offer attractive opportunities for growth and profitability. On October 28, 2002, the Company announced a definitive agreement to sell the Imaging Business to a subsidiary of Platinum Equity, LLC in a capital stock transaction for approximately $45.0 million in cash and the assumption of approximately $67.9 million of liabilities. The purchase price is subject to adjustment based on the net assets sold and net cash held by DI as of the closing date. The closing of the transaction is subject to the satisfaction of customary closing conditions, including the execution of a transition services agreement. The transaction is expected to close no later than the end of February 2003.

The results of operations of the Imaging Business and the estimated loss on disposal have been classified as "discontinued operations" in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The estimated loss on disposal is subject to change based on the final purchase price and any adjustments will be recorded in the period in which they become known. The accompanying financial statements have been reclassified to conform to discontinued operations treatment for all historical periods presented.


THREE MONTHS ENDED SEPTEMBER 27, 2002 VERSUS THREE MONTHS ENDED
        SEPTEMBER 28, 2001

Net Sales.

                                                            Three Months Ended
                                                      -----------------------------
                                                      September 27,   September 28,     Increase        Percent
          (dollars in millions)                            2002            2001         (Decrease)       Change
                                                      -------------   -------------    -----------     ---------

          Physician Supply Business..............         $184.1           $176.1          $  8.0          4.5%
          Long-Term Care Business................          104.7             95.7             9.0          9.4%
                                                      -------------   -------------    -----------     ---------
                         Total Company...........         $288.8           $271.8           $17.0          6.3%
                                                      =============   =============    ===========     =========


Physician Supply Business--The change in net sales is primarily attributable to an increase in medical disposables sales of approximately $10.6 million, of which private label and pharmaceuticals sales represented approximately 40% of this growth, offset by a $2.6 million decrease in equipment sales. The launch of the new pediatrics and surgeon SRxSM modules contributed to the increase in medical disposables sales and the discontinuance of the marketing and distribution of a product line was the primary reason for the decrease in equipment sales. Net sales also decreased approximately $1.1 million as a result of a manufacturer product recall. The Physician Supply Business added 7 new sales representatives, which also contributed to the growth in overall net sales.

Long-Term Care Business--The increase in net sales is primarily attributable to the success of the ANSWERS(TM) marketing program that aligns improved business processes ("best practices"), typically in the ordering process of nursing home operations and purchasing, with efficient distribution activities. To date, over 230 customers have adopted the program, which generated approximately $3.5 million of incremental revenue during the three months ended September 27, 2002. In addition, net sales increased due to (i) growth initiatives focused on regional accounts and product line expansion and (ii) growth associated with the overall increase in prices. During the three months ended September 27, 2002, the Long-Term Care Business completed an acquisition, which had negligible impact on net sales for the three months ended September 27, 2002.

Gross Profit. Gross profit for the three months ended September 27, 2002 totaled $82.2 million, an increase of $8.1 million, or 10.9%, from gross profit of $74.1 million for the three months ended September 28, 2001. Gross profit as a percentage of net sales was 28.4% and 27.3% for the three months ended September 27, 2002 and September 28, 2001, respectively. The increase in gross profit is attributable to (i) the overall increase in net sales described above, (ii) a change in sales mix to higher gross profit consumable products in the Physician Supply Business, (iii) a strong focus from the sales representatives to enhance margins, (iv) an increase in manufacturer incentive rebates earned by the Long-Term Care Business due to the increase in sales levels and positive changes to the vendor incentive agreements, (v) an increase in purchasing incentive rebates earned by the Physician Supply Business, and (vi) improved purchase economies resulting from the centralization of the purchasing function and the consolidation of vendors in the Physician Supply and Long-Term Care Businesses.

General and Administrative Expenses.

                               Three Months Ended
                      September 27, 2002 September 28, 2001

                                                          % of Net               % of Net
       (dollars in millions)                    Amount      Sales      Amount      Sales      Increase
                                                -------   --------    -------    --------     --------
       Physician Supply Business..........       $33.3      18.1%       $29.8      16.9%        $3.5
       Long-Term Care Business............        17.5      16.8%        16.9      17.7%         0.6
       Other..............................         5.4      --            1.5       --           3.9
                                                -------   --------    -------    --------     --------
                      Total Company.......       $56.2      19.4%       $48.2      17.7%        $8.0
                                                =======   ========    =======    ========     ========

During fiscal year 2002, the Company initiated and invested in programs to support future profitability and growth. The cost associated with these programs include (i) additional depreciation expense for completed phases of its Enterprise Resource Planning ("ERP") system, electronic commerce platforms (including myPSS.com), and supply chain integration, (ii) employee and consulting fees incurred for the rollout of ERP and electronic commerce platforms, (iii) consulting fees for assistance in the validation of its strategic plan and other expenses for business process improvements, and (iv) investments in enterprise-wide learning initiatives to increase employee competencies and knowledge and to ensure consistent business practices. The additional costs associated with these programs are continuing into fiscal year 2003.

Physician Supply Business--The change in general and administrative expenses is primarily attributable to (i) an increase in salary and travel expenses as a result of the conversion to the new ERP system and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002 ("Rationalization Programs"), (ii) an increase in warehouse salary expenses at consolidated full-service centers during the transition period, offset by the savings from closed centers, (iii) additional depreciation for completed phases of its ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, and (iv) temporarily increased freight expenses as a result of the Rationalization Programs.

Long-Term Care Business--The change in general and administrative expenses is primarily attributable to an overall increase in expenses due to the growth in net sales and a corresponding increase in salary expense from the regional accounts team and employee incentive compensation, offset by a decrease in the provision for doubtful accounts due to improved accounts receivable collections. The decrease in general and administrative expenses as a percent of net sales is due to Gulf South's focus on leveraging its existing capacity to effectively service the increase in net sales.

Other--General and administrative expenses that could not be directly attributable to discontinued operations were $0.7 million and $0.8 million for the three months ended September 27, 2002 and September 28, 2001, respectively, and were allocated to this segment. Otherwise, the increase in general and administrative expenses is primarily attributable to (i) an increase in salary expense as a result of the supply chain initiative and two executive positions filled during fiscal year 2002, (ii) an increase in depreciation expense for the supply chain initiative and leasehold improvements related to the centralization of certain administrative functions to the corporate headquarters located in

Jacksonville, Florida, and (iii) an increase in business insurance expense due to rate increases on the corporate umbrella and director and officer policies.

General and administrative expenses also include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $3.2 million during the three months ended September 27, 2002 compared to the same period of the prior fiscal year. The following table summarizes charges that are included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):

                                                    Three Months Ended September 27, 2002
                                             ---------------------------------------------------
                                             Physician        Long-
                                               Supply       Term Care
                                             Business        Business        Other       Total
                                             ---------      ---------       --------    --------

    Restructuring costs and expenses..         $(0.2)        $ --            $  --       $(0.2)
    Merger costs and expenses.........            --           --              0.4         0.4
    Reversal of operational tax charge            --           --             (0.1)       (0.1)
    Other.............................           0.2           --              2.9         3.1
                                             ---------      ---------       --------    --------
                   Total................       $ --          $ --            $ 3.2        $3.2
                                             =========      =========       ========    ========


                                                    Three Months Ended September 28, 2001
                                             ---------------------------------------------------

                                             Physician        Long-
                                               Supply       Term Care
                                             Business         Business        Other      Total
                                             ---------      ---------       --------    --------

    Restructuring costs and expenses..           $0.4           $--          $  --        $0.4
    Merger costs and expenses.........            --             --            0.6         0.6
    Reversal of operational tax charge            --             --           (1.0)       (1.0)
                                             ---------      ---------       --------    --------
                  Total................          $0.4           $--          $(0.4)       $ --
                                             =========      =========       ========    ========

         Restructuring Costs and Expenses

         Restructuring costs and expenses for the three months ended September 27, 2002 and September 28, 2001 primarily include (i) costs expensed as incurred related to the Physician Supply Business restructuring plan that was adopted during the fourth quarter of fiscal year 2002 and (ii) costs expensed as incurred related to various restructuring plans that were adopted in prior fiscal years.

         Physician Supply Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. During the three months ended September 27, 2002, management reevaluated its estimates of the total costs related to this plan and made necessary adjustments. The original total estimated costs of $6.5 million have been revised to be approximately $5.7 million, of which approximately $4.2 million and $1.0 million was recognized during fiscal year 2002 and the six months ended September 27, 2002, respectively. Approximately $0.5 million will be expensed as incurred during the remaining six months of fiscal year 2003. The revision to the estimated total costs related to involuntary employee termination costs and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking for more than what was originally estimated.

         Management anticipates that this plan will be completed by the end of the fourth quarter of fiscal year 2003. Management is also currently evaluating whether to extend its branch rationalization program, which may result in recording additional restructuring charges during the fourth quarter of fiscal year 2003. If a restructuring plan is adopted subsequent to December 31, 2002, such charges will be recorded in accordance with SFAS 146.

         During the three months ended September 27, 2002, the Physician Supply Business recorded charges of $0.5 million, which includes branch shut down costs of $0.2 million, employee relocation costs of $0.2 million, and other costs of $0.1 million. Management revaluated its previous estimates and reversed approximately $0.7 million, which includes involuntary employee termination costs of $0.4 million and branch shutdown costs of $0.3 million. Refer to Note 3, Accrued Restructuring Costs and Expenses, for a discussion of the status of this plan.

         Various Restructuring Plans Adopted in Prior Fiscal Years. During the three months ended September 28, 2001, the Company recorded $0.5 million of restructuring costs as incurred. These costs resulted from the involuntary termination of 26 employees, branch shutdown costs and lease termination costs for the merger of two Physician Supply Businesses into existing locations. During the three months ended September 28, 2001, the Company reversed approximately $0.1 million of restructuring costs, which primarily relate to lease termination costs.

         Merger Costs and Expenses

         Merger costs and expenses for the three months ended September 27, 2002 and September 28, 2001 include costs related to employee retention bonuses. Effective February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. The total cash compensation costs related to these plans is approximately $8.0 million, of which $6.8 million was expensed in prior fiscal years and $0.4 million was expensed during the three months ended June 28, 2002. Approximately $0.4 million and $0.6 million were recognized during the three months ended September 27, 2002 and September 28, 2001, respectively. An additional $0.4 million will be expensed during the remaining six months of fiscal year 2003.

         Reversal of Operational Tax Charge

         During the three months ended September 27, 2002 and September 28, 2001, the Company performed an analysis and reversed approximately $0.1 million and $1.0 million, respectively, of a previously recorded operating tax charge reserve.

         Other

          As part of the Company's ongoing review of the realization of the three notes receivables outstanding from the Company's former Chairman and Chief Executive Officer, the Company determined that an allowance for doubtful accounts was required for the unsecured note receivable. As a result, during the three months ended September 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable. This allowance does not represent a forgiveness of debt.

          The Physician Supply Business incurred $0.2 million of lease termination costs during the three months ended September 27, 2002 for locations that were previously vacated in connection with prior restructuring plans.

Selling Expenses.

                                                      Three Months Ended
                                           ------------------------------------------
                                           September 27, 2002     September 28, 2001
                                           ------------------     -------------------
                                                     % of Net                % of Net
        (dollars in millions)              Amount      Sales      Amount      Sales     Increase
                                           -------   --------     -------    --------   --------
        Physician Supply Business.....      $17.8       9.7%       $15.9       9.0%        $1.9
        Long-Term Care Business.......        3.1       2.9%         2.9       3.0%         0.2
                                           -------   --------     -------    --------   --------
                       Total Company..      $20.9       7.2%       $18.8       6.9%        $2.1
                                           =======   ========     =======    ========   ========

Physician Supply Business--The change in selling expenses is primarily attributable to an increase in commission expense due to (i) the increased sales volume discussed above, (ii) the addition of 7 new sales representatives, and
(iii) the sales representatives' strong focus on enhancing overall margins. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

Long-Term Care Business--Although net sales increased, selling expenses remained relatively constant from period to period. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

Income from Operations.

                                                              Three Months Ended
                                                       --------------------------------
                                                        September 27,    September 28,      Increase
         (dollars in millions)                               2002            2001          (Decrease)
                                                       ---------------- --------------- -----------------

         Physician Supply Business.................        $5.7             $6.4           $(0.7)
         Long-Term Care Business...................         4.7              2.3             2.4
         Other.....................................        (5.3)            (1.5)           (3.8)
                                                        ---------------- --------------- -----------------
                       Total Company..............        $5.1             $7.2           $(2.1)
                                                        ================ ==============  =================

Income from operations for the three months ended September 27, 2002 for the Other segment was negatively impacted by (i) the allowance of $2.9 million that was recorded against the note receivable from the former Chairman and Chief Executive Officer of the Company and (ii) general and administrative expenses of approximately $0.7 million that was not allocated to discontinued operations. General and administrative expenses that was not allocated to discontinued operations during the three months ended September 28, 2001 was approximately $0.8 million. Otherwise, income from operations for each business segment changed due to the factors discussed above.


Interest Expense. Interest expense for the three months ended September 27, 2002 totaled $2.2 million, a decrease of $0.4 million, or 17.5%, from interest expense of $1.8 million for the three months ended September 28, 2001. In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, a portion of the Company's interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. Interest expense allocated to discontinued operations was $0.9 million and $1.1 million for the three months ended September 27, 2002 and September 28, 2001, respectively. In addition, during the three months ended September 28, 2001, approximately $0.5 million was capitalized in connection with the Company's purchase and development of its ERP systems. Excluding the effects of the allocation of interest to discontinued operations and the capitalized interest, the decrease in interest expense is primarily attributable to lower outstanding debt balances under the Company's revolving credit agreement and Senior Subordinated Notes over the prior period.

Interest and Investment Income. Interest and investment income totaled $0.2 million for the three-month period ended September 27, 2002. Although cash and cash equivalents have increased slightly from period to period, interest and investment income remained unchanged primarily due to a general reduction in interest rates.

Other Income. Other income for the three months ended September 27, 2002 and September 28, 2002 totaled $0.4 million.

Provision for Income Taxes. Provision for income taxes was $1.3 million for the three months ended September 27, 2002, a change of $0.7 million from the provision for income taxes of $2.0 million for the three months ended September 28, 2001. The effective income tax rate was approximately 36.5% and 36.3% for the three months ended September 27, 2002 and September 28, 2001, respectively. The increase in the effective rate is primarily attributable to (i) an increase in unfavorable permanent items and (ii) a decrease in the income from continuing operations before provision for income taxes, excluding the effect of the International Business, offset by a valuation allowance recorded during fiscal year 2002 against certain deferred tax assets resulting from capital loss carryforwards generated from the sale of the International Business.

The Company is currently under an Internal Revenue Service audit for the fiscal years ended March 31, 2000 and March 30, 2001. Fieldwork is anticipated to be completed during the fourth quarter of fiscal year 2003, with anticipated final audit results by the first quarter of fiscal year 2004. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

Total Loss from Discontinued Operations.

Net sales for the Imaging Business were $175.7 million for the three months ended September 27, 2002, a decrease of $0.8 million from net sales of $176.5 million for the three months ended September 28, 2001. The change in net sales is primarily attributable to a decline in analog film and chemistry product sales as a result of customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film chemistry. Equipment sales were relatively consistent from period to period. General radiographic and advanced technology equipment sales declined, however, equipment sales from the Women's Health strategic business unit ("SBU") increased.

The pretax loss from operations was $1.9 million for the three months ended September 27, 2002, an increase of $1.7 million from a pretax loss from operations of $0.2 million for the three months ended September 28, 2001. This increase in the loss from operations is primarily related to a reduction in gross profit as a result of the continued impact of analog to digital customer conversions, partially offset by a reduction in general and administrative expenses due to DI's focus on operating efficiencies and cost minimization within the distribution network.

The Company expects to generate an approximate $40.0 million income tax benefit and a corresponding income tax net operating loss ("NOL") carry forward related to the disposal of the Imaging Business and its operations for fiscal year 2003. During the three months ended September 27, 2002, approximately $35.4 million of the $40.0 million income tax benefit has been recorded. Management anticipates that this NOL will be carried forward and applied against taxable income for fiscal years 2004, 2005, and 2006. The NOL carry forward is classified as a deferred tax asset in other noncurrent assets in the Other segment's accompanying balance sheet. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company. However, the Company does not expect to make any cash payments for income taxes during the years that the NOL is available to offset any taxable income.

In addition, the Company also expects to record a restructuring charge related to the exit of the Imaging Business. If the details of the plan are finalized and adopted by management prior to December 31, 2002, any charges will be recorded in accordance with EITF 94-3. If the details of the plan are not finalized and adopted by management until subsequent to December 31, 2002, any charges will be recorded in accordance with SFAS 146.

Extraordinary Loss. During the three months ended September 27, 2002, the Company retired $19.0 million principal amount of its $125.0 million Senior Subordinated Notes. An extraordinary loss of $0.7 million was incurred as a result of the early extinguishment of debt, consisting of $0.7 million redemption premiums and the accelerated amortization of associated debt issuance costs of $0.4 million, net of an income tax benefit of $0.4 million.

Net Income. Net loss for the three months ended September 27, 2002 totaled $55.2 million compared to net income of $3.4 million for the three months ended September 28, 2001. The net loss for the three months ended September 27, 2002 included a charge of $56.8 million for the total loss from discontinued operations and $0.7 extraordinary loss on early extinguishment of debt. Otherwise, variances are due to the factors discussed above.

SIX MONTHS ENDED SEPTEMBER 27, 2002 VERSUS SIX MONTHS ENDED SEPTEMBER 28, 2001

Net Sales.

                                                            Six Months Ended
                                                      -----------------------------
                                                      September 27,   September 28,      Increase       Percent
          (dollars in millions)                            2002            2001         (Decrease)       Change
                                                      -------------   -------------     -----------     --------

          Physician Supply Business..............         $367.0           $347.5        $19.5             5.6%
          Long-Term Care Business................          208.3            191.1         17.2             9.0%
          Other..................................           --                0.4         (0.4)          100.0%
                                                      -------------   -------------     -----------     --------
                         Total Company...........         $575.3           $539.0        $36.3             6.7%
                                                      =============   =============     ===========     ========

Physician Supply Business--The change in net sales is primarily attributable to an increase in medical disposables sales of approximately $22.4 million, of which private label and pharmaceuticals sales represented approximately 30% of this growth, offset by a $2.9 million decrease in equipment sales. The launch of the new pediatrics and surgeon SRxSM modules contributed to the increase in medical disposables sales and the discontinuance of the marketing and distribution of a product line was the primary reason for the decrease in equipment sales. Net sales also decreased approximately $1.1 million as a result of a product recall. The Physician Supply Business added 33 new sales representatives, which also contributed to the growth in overall net sales.

Long-Term Care Business--The increase in net sales is primarily attributable to the growth generated by the ANSWERS(TM) marketing program. To date, over 230 customers have adopted the program, which generated approximately $6.8 million of incremental revenue during the six months ended September 27, 2002. In addition, net sales increased due to (i) growth initiatives focused on regional accounts and product line expansion and (ii) growth associated with the overall increase in prices.

Gross Profit. Gross profit for the six months ended September 27, 2002 totaled $162.7 million, an increase of $16.4 million, or 11.2%, from gross profit of $146.3 million for the six months ended September 28, 2001. Gross profit as a percentage of net sales was 28.3% and 27.1% for the six months ended September 27, 2002 and September 28, 2001, respectively. The increase in gross profit is attributable to (i) the overall increase in net sales described above, (ii) a change in sales mix to higher gross profit consumable products in the Physician Supply Business, (iii) a strong focus from the sales representatives to enhance margins, (iv) an increase in manufacturer incentive rebates earned by the Long-Term Care Business due to the increase in sales levels and positive changes to the vendor incentive agreements, (v) an increase in purchasing incentive rebates earned by the Physician Supply Business, and (vi) improved purchase economies resulting from the centralization of the purchasing function and the consolidation of vendors in the Physician Supply and Long-Term Care Businesses.

General and Administrative Expenses.

                                                           Six Months Ended
                                                 September 27, 2002 September 28, 2001
                                              ---------------------------------------------
                                                          % of Net               % of Net
       (dollars in millions)                    Amount      Sales      Amount      Sales      Increase
                                              ---------- ----------- ---------- ----------- ------------
       Physician Supply Business..........       $66.6      18.1%       $58.8      16.9%        $7.8
       Long-Term Care Business............        35.1      16.9%        34.3      17.9%         0.8
       Other..............................         7.6      --            3.0      --            4.6
                                              ---------- ----------- ---------- ----------- ------------
                      Total Company.......      $109.3      19.0%       $96.1      17.8%       $13.2
                                              ========== =========== ========== =========== ============

Physician Supply Business--The change in general and administrative expenses is primarily attributable to (i) an increase in salary and travel expenses as a result of the Rationalization Programs, (ii) an increase in warehouse salary expenses at consolidated full-service centers during the transition period, offset by the savings from closed centers, (iii) additional depreciation for completed phases of its ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, (iv) additional amortization expense as a result of the signing bonuses given to new sales representatives, and (v) temporarily increased freight expenses as a result of the Rationalization Programs.

Long-Term Care Business--The change in general and administrative expenses is primarily attributable to (i) an overall increase in expenses due to the growth in net sales, (ii) a corresponding increase in salary expense and employee incentive compensation, (iii) an increase in amortization expense for an impaired noncompete intangible asset, and (iv) an increase in fees charged by Direct Supply Systems, Inc ("DSSI") as a result of more customers using the DSSI network to purchase products, offset by a decrease in the provision for doubtful accounts due to improved accounts receivable collections. The decrease in general and administrative expenses as a percent of net sales is due Gulf South's focus on leveraging its existing capacity to effectively service the increase in net sales.

Other--General and administrative expenses that could not be directly attributable to discontinued operations were $1.4 million and $1.7 million for the six months ended September 27, 2002 and September 28, 2001, respectively, and were allocated to this segment. Otherwise, the increase in general and administrative expenses is primarily attributable to (i) an increase in salary expense as a result of the supply chain initiative and two executive positions filled during fiscal year 2002 and (ii) an increase in depreciation expense for the supply chain initiative and leasehold improvements related to the centralization of certain administrative functions to the corporate headquarters located in Jacksonville, Florida, and (iii) an increase in business insurance expense due to rate increases on the corporate umbrella and director and officer policies.

General and administrative expenses also include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $4.0 million during the six months ended September 27, 2002 compared to the same period of the prior fiscal year. The following table summarizes charges that are included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):

                                                    Six Months Ended September 27, 2002
                                             ------------------------------------------------
                                             Physician        Long-
                                               Supply       Term Care
                                             Business        Business       Other      Total
                                             ---------      ---------     ----------  -------

    Restructuring costs and expenses..           $0.5          $--           $ --      $ 0.5
    Merger costs and expenses.........             --           --            0.7        0.7
    Accelerated depreciation..........            0.1           --             --        0.1
    Reversal of operational tax charge             --           --           (0.1)      (0.1)
    Other.............................            0.3           --            2.9        3.2
                                             ---------      ---------     ----------  -------
                   Total................         $0.9          $--           $3.5       $4.4
                                             =========      =========     ==========  =======


                                                    Six Months Ended September 28, 2001
                                             ------------------------------------------------
                                             Physician        Long-
                                               Supply       Term Care
                                             Business        Business       Other      Total
                                             ---------      ---------     ----------  -------


    Restructuring costs and expenses..          $0.5          $0.2          $ --      $ 0.7
    Merger costs and expenses.........            --            --           1.1        1.1
    Reversal of operational tax charge            --            --          (1.4)      (1.4)
                                             ---------      ---------     ----------  -------
                   Total................        $0.5          $0.2         $(0.3)     $ 0.4
                                             =========      =========     ==========  =======

         Restructuring Costs and Expenses

         Physician Supply Business Plan Adopted During the Fourth Quarter of Fiscal Year 2002. During the six months ended September 27, 2002, the Physician Supply Business recorded charges of $1.0 million, which include branch shut down costs of $0.5 million, involuntary employee termination costs of $0.1 million, employee relocation costs of $0.3 million, and other costs of $0.1 million. Management revaluated its previous estimates and reversed approximately $0.7 million, which includes involuntary employee termination costs of $0.4 million and branch shutdown costs of $0.3 million. (Refer to Note 3, Accrued Restructuring Costs and Expenses, for a discussion of the status of this plan.)

         Various Restructuring Plans Adopted in Prior Fiscal Years. During the six months ended September 27, 2002 and September 28, 2001, the Company recorded $0.2 million and $0.8 million, respectively, of restructuring costs as incurred. These costs primarily resulted from the involuntary termination of 26 employees, branch shutdown costs and lease termination costs for the merger of three Physician Supply Businesses into existing locations. During the six months ended September 28, 2001, the Company reversed approximately $0.1 million of restructuring costs, which primarily relate to lease termination costs.

         Merger Costs and Expenses

         As a result of the Retention Plans, approximately $0.7 million and $1.1 million was recognized during the six months ended September 27, 2002 and September 28, 2001, respectively.

         Accelerated Depreciation

         The Physician Supply Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter of fiscal year 2002. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of certain assets in accordance with APB No. 20, Accounting Changes. As a result of shortening the useful lives during the fourth quarter of fiscal year 2002 to coincide with the planned disposal date, the Company recorded $0.1 million of accelerated depreciation during the six months ended September 27, 2002. This change in estimate decreased basic and diluted earnings per share by less than $0.01 for the six months ended September 27, 2002.

         Reversal of Operational Tax Charge

         During the six months ended September 27, 2002 and September 28, 2001, the Company performed an analysis and reversed approximately $0.1 million and $1.4 million, respectively, of a previously recorded operating tax charge reserve.

         Other

          As part of the Company's ongoing review of the realization of the three notes receivables outstanding from the Company's former Chairman and Chief Executive Officer, the Company determined that an allowance for doubtful accounts was required for the unsecured note receivable. As a result, during the six months ended September 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable. This allowance does not represent a forgiveness of debt.

          During the six months ended September 27, 2002, the Physician Supply Business incurred $0.3 million of lease termination costs for locations that were previously vacated in connection with prior restructuring plans.

Selling Expenses.

                                                       Six Months Ended
                                           ------------------------------------------
                                           September 27, 2002     September 28, 2001
                                           -------------------    -------------------
                                                      % of Net               % of Net
        (dollars in millions)              Amount      Sales      Amount      Sales     Increase
                                           -------    --------    -------    --------   --------
        Physician Supply Business.....      $35.1       9.6%       $31.1       8.9%        $4.0
        Long-Term Care Business.......        6.1       2.9%         5.9       3.1%         0.2
                                           -------    --------    -------    --------   --------
                       Total Company..      $41.2       7.2%       $37.0       6.9%        $4.2
                                           =======    ========    =======    =========  ========

Physician Supply Business--The change in selling expenses is primarily attributable to an increase in commission expense due to (i) the increased sales volume discussed above, (ii) the addition of 33 new sales representatives, and
(iii) the sales representatives' strong focus on enhancing overall margins. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

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

Income from Operations.

                                                               Six Months Ended
                                                       --------------------------------
                                                        September 27,    September 28,      Increase
         (dollars in millions)                               2002            2001          (Decrease)
                                                       ---------------- --------------- -----------------

         Physician Supply Business.................       $11.2            $12.1           $(0.9)
         Long-Term Care Business...................         8.6              4.0             4.6
         Other.....................................        (7.6)            (2.4)           (5.2)
                                                       ---------------- --------------- -----------------
                        Total Company..............       $12.2            $13.7           $(1.5)
                                                       ---------------- --------------- -----------------

Income from operations for the six months ended September 27, 2002 for the Other segment was negatively impacted by (i) the allowance of $2.9 million that was recorded against the note receivable from the former Chairman and Chief Executive Officer of the Company and (ii) general and administrative expenses of approximately $1.4 million that was not allocated to discontinued operations. General and administrative expenses that was not allocated to discontinued operations during the six months ended September 28, 2001 was approximately $1.7 million. Otherwise, income from operations for each business segment changed due to the factors discussed above.

Interest Expense. Interest expense for the six months ended September 27, 2002 totaled $4.5 million, a decrease of $0.1 million, or 3.2%, from interest expense of $4.6 million for the six months ended September 28, 2001. Interest expense allocated to discontinued operations was $1.7 million and $2.6 million for the six months ended September 27, 2002 and September 28, 2001, respectively. In addition, during the six months ended September 28, 2001, approximately $1.0 million was capitalized in connection with the Company's purchase and development of its ERP systems. Excluding the effects of the allocation of interest to discontinued operations and the capitalized interest, the decrease in interest expense is primarily attributable to lower outstanding debt balances under the Company's revolving credit agreement and Senior Subordinated Notes over the prior period partially offset by the accelerated amortization of approximately $0.4 million of debt issuance costs as a result of refinancing the prior credit facility on May 24, 2001.

Interest and Investment Income. Interest and investment income for the six months ended September 27, 2002 totaled $0.4 million, an increase of $0.2 million, or 142.1%, from interest and investment income of $0.2 for the six months ended September 28, 2001. The change is attributable to an increase in the amount of invested cash and cash equivalents over the prior period.

Other Income. Other income for the six months ended September 27, 2002 totaled $0.8 million, a decrease of $0.3 million, or 28.6%, from other income of $1.1 million for the six months ended September 28, 2001. The decrease in other income is primarily attributable to a decrease in finance charge income on Long-Term Care customer accounts.

Provision for Income Taxes. Provision for income taxes was $3.3 million for the six months ended September 27, 2002, a change of $0.5 million from the provision for income taxes of $3.8 million for the six months ended September 28, 2001. The effective income tax rate was approximately 37.3% and 36.1% for the six months ended September 27, 2002 and September 28, 2001, respectively. The increase in the effective rate is primarily attributable to (i) an increase in unfavorable permanent items and (ii) an decrease in the income before provision for income taxes, excluding the effect of the International Business, offset by a valuation allowance recorded during fiscal year 2002 against certain deferred tax assets resulting from capital loss carryforwards generated from the sale of the International Business.

Total Loss from Discontinued Operations.

Net sales for the Imaging Business were $352.5 million for the six months ended September 27, 2002, a decrease of $3.7 million from net sales of $356.2 million for the six months ended September 28, 2001. The change in net sales is primarily attributable to a decline in analog film and chemistry product sales as a result of customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film chemistry. General radiographic and advanced technology equipment sales have declined. This decline has been offset by an increase in equipment sales from the Women's Health SBU.

The pretax loss from operations was $3.1 million for the six months ended September 27, 2002, an increase of $2.4 million from a pretax loss from operations of $0.7 million for the six months ended September 28, 2001. This increase in the loss from operations is primarily related to a reduction in gross profit as a result of the continued impact of analog to digital customer conversions, partially offset by a reduction in general and administrative expenses due DI's focus on operating efficiencies and cost minimization within the distribution network.

The Company expects to generate an approximate $40.0 million income tax benefit and a corresponding income tax NOL carry forward related to the disposal of the Imaging Business and its operations for fiscal year 2003. During the six months ended September 27, 2002, approximately $35.4 million of the $40.0 million income tax benefit has been recorded. Management anticipates that this NOL will be carried forward and applied against taxable income for fiscal years 2004, 2005, and 2006. The NOL carry forward is classified as a deferred tax asset in other noncurrent assets in the Other segment's accompanying balance sheet.

Extraordinary Loss. During the six months ended September 27, 2002, the Company retired $19.0 million principal amount of its $125.0 million Senior Subordinated Notes. An extraordinary loss of $0.7 million was incurred as a result of the early extinguishment of debt, consisting of $0.7 million redemption premiums and the accelerated amortization of associated debt issuance costs of $0.4 million, net of an income tax benefit of $0.4 million.

Net Loss. Net loss for the six months ended September 27, 2002 totaled $52.6 million compared to a net loss of $84.0 million for the six months ended September 28, 2001. The net loss for the six months ended September 27, 2002 included a charge of $56.8 million for the total loss from discontinued operations and $0.7 extraordinary loss on early extinguishment of debt. The net loss for the six months ended September 28, 2001 primarily related to a goodwill impairment charge of $90.0 million, net of a benefit for income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. This growth will be funded through a combination of cash flows from operating activities, revolving credit borrowings, and other financing arrangements.

Statement of Cash Flows Discussion

Net cash provided by operating activities was $20.6 million and $56.0 million for the six months ended September 27, 2002 and September 28, 2001, respectively. During the six months ended September 27, 2002, cash flows from operating activities were positively impacted by noncash items of $10.6 million related to depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, and benefit for deferred income taxes. Cash flows from operating activities were also positively impacted by the continued implementation of working capital reduction initiatives that started in the last half of fiscal year 2001 and continued into fiscal year 2003. During the six months ended September 27, 2002, accounts payable increased approximately $9.4 million, accounts receivable increased approximately $6.9 million, and inventories decreased approximately $4.7 million, resulting in a net $7.2 million decrease in operating working capital, which positively impacted operating cash flows. The decrease in net cash provided by operating activities from period to period was primarily attributable to the decrease in net cash provided by discontinued operations. During the six months ended September 28, 2001, the Imaging Business reduced working capital employed in the business through supply chain initiatives that reduced inventory balances while extending the timing of accounts payable disbursements. During the six months ended September 27, 2002, the Imaging Business maintained inventory and accounts payable balances at normalized levels and did not experience the same reduction in working capital.

Net cash used in investing activities was $12.2 million and $11.9 million for the six months ended September 27, 2002 and September 28, 2001, respectively. During the six months ended September 27, 2002 and September 28, 2001, capital expenditures totaled $6.2 million and $10.3 million, respectively. Capital expenditures related to the continued development of the Company's ERP system, electronic commerce platforms, and supply chain integration were approximately $0.6 million and $7.0 million during the six months ended September 27, 2002 and September 28, 2001. During the six months ended September 27, 2002, approximately $3.5 million of the capital expenditures relate to the distribution center expansions and software development for centralizing the purchasing function as a result of the Rationalization Programs. In addition, during the three months ended September 27, 2002, the Long-Term Care Business purchased a business for approximately $4.5 million. During fiscal year 2003, the Company is focusing on reducing overall capital expenditures and expects reduced levels of capital expenditures with the planned completion of the ERP system conversions at the Physician Supply Business during the first quarter of fiscal year 2004.

Net cash used in financing activities was $29.0 million for the six months ended September 27, 2002 compared to net cash used in financing activities of $54.2 million for the six months ended September 28, 2001. During the three months ended September 27, 2002, the Company paid $19.7 million to retire a portion of the Company's $125.0 million Senior Subordinated Notes (the "Notes") and $9.5 million to repurchase 1.3 million shares of the Company's common stock under an approved stock repurchase program. During fiscal year 2002, the Company repaid a significant amount of debt outstanding under the revolving line of credit agreement using cash flows from operating activities.

Operating Trends

Excluding the assets and liabilities of discontinued operations, the Company had working capital of $160.6 million and $188.0 million as of September 27, 2002 and March 29, 2002, respectively. Accounts receivable, net of allowances, were $154.8 million and $148.3 million at September 27, 2002 and March 29, 2002, respectively. The average number of days sales in accounts receivable outstanding was approximately 47.4 and 46.8 days for the three months ended September 27, 2002 and March 29, 2002, respectively. For the three months ended September 27, 2002, the Company's Physician Supply and Long-Term Care Businesses had days sales in accounts receivable outstanding of approximately 44.6 and 52.4 days, respectively.

Inventories were $89.2 million and $83.9 million as of September 27, 2002 and March 29, 2002, respectively. The Company had inventory turnover of 9.5x for the three months ended September 27, 2002 and March 29, 2002. For the three months ended September 27, 2002, the Company's Physician Supply and Long-Term Care Businesses had inventory turnover of 8.7x and 11.2x, respectively.

The following table presents Adjusted EBITDA and other financial data for the three and six months ended September 27, 2002 and September 28, 2001 (in thousands):

         Other Financial Data:

                                                         Three Months Ended                 Six Months Ended
                                                   ------------------------------    -----------------------------
                                                   September 27,    September 28,    September 27,   September 28,
                                                       2002             2001             2002             2001
                                                   -------------    -------------    -------------   -------------

Income from operations........................       $5,123           $7,156          $12,183          $13,708
Plus:  Other income...........................          408              356              810            1,135
Plus:  Depreciation and amortization of
   intangible assets..........................        3,522            2,225            7,015            4,302
Plus:  Charges included in general and
   administrative expenses (d)................        3,160               30            4,259              400
Plus:  International Business exit charge                --               --
   reversal                                                                                --             (514)
                                                   -------------    -------------    -------------   -------------
Adjusted EBITDA (a)...........................      $12,213           $9,767          $24,267          $19,031

Interest expense..............................      $ 2,167           $1,845          $ 4,466          $ 4,614
Interest coverage (b).........................          5.6x             5.3x             5.4x             4.1x
Adjusted EBITDA Margin (c)....................          4.2%             3.6%             4.2%             3.5%

Net cash provided by operating activities.....                                       $ 20,565         $ 56,023
Net cash used in investing activities.........                                       $(12,150)        $(11,926)
Net cash used in financing activities.........                                       $(28,983)        $(54,243)


                                                                                        As of
                                                                            ------------------------------
                                                                            September 27,    September 28,
                                                                               2002             2001
                                                                            -------------    -------------

        Return on committed capital (e) (d)...........................          18.6%           14.1%
        Ratio of debt to capitalization (f)...........................          28.8%           29.7%

(a) Adjusted EBITDA represents income from operations, plus other income, depreciation and amortization of intangible assets, charges included in general and administrative expenses, and International Business exit charge reversal. Adjusted EBITDA excludes interest expense and provision for income taxes. Adjusted EBITDA is not a measure of performance or financial condition under generally accepted accounting principles ("GAAP").

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

(d) Charges included in general and administrative expenses for the three and six months ended September 27, 2002 excludes $54 and $138 of accelerated depreciation, respectively. Accelerated depreciation is included in depreciation and amortization in the Adjusted EBITDA calculation.

(e) Return on committed capital equals Adjusted EBITDA less depreciation divided by the average of the two most recent fiscal quarters of total assets less the sum of cash and cash equivalents, goodwill, net intangibles, accounts payable, accrued expenses, and other current and noncurrent liabilities. The deferred tax asset of $34,654 generated from the estimated loss on disposal of the Imaging Business is excluded from this calculation. The result of this calculation is then annualized.

(f) Ratio of debt to capitalization is calculated as long-term debt plus current portion of long-term debt divided by the sum of long-term debt, current portion of long-term debt, and shareholders' equity.

Senior Subordinated Notes

The Company's Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million are expected to be funded by the cash flows from operating activities of the Company. The Notes mature on October 1, 2007, and contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness. The Company may incur indebtedness up to certain specified levels and, provided that no event of default exists, additional indebtedness may be incurred if the Company maintains a consolidated fixed charge coverage ratio, after giving effect to such additional indebtedness, of greater than 2 to 1.

During the three months ended September 27, 2002, the Company retired $19.0 million principal amount of its Notes in a privately negotiated transaction. An extraordinary loss of $0.7 million was incurred as a result of the early extinguishment of debt, consisting of $0.7 million of redemption premiums, $0.4 million of accelerated amortization of debt issuance costs, net of a benefit for income taxes of $0.4 million.

Under the Notes Indenture, beginning October 1, 2002, the Company has the right to call the Notes at a call premium of 4.25% of face value. The Company is currently evaluating the economic feasibility of calling the Notes using a combination of cash flows from operations, availability under the Revolving Credit Agreement, or cash from obtaining an alternate financing facility.

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

Effective August 12, 2002, the Company received a consent from the Lenders and the Agent for the Lenders for the repurchase of up to $35.0 million of its common stock through June 30, 2003.

Effective October 24, 2002, the Company received a consent from the Lenders and the Agent for the Lenders for the sale of all the outstanding capital stock of DI.

As of September 27, 2002, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

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

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the Notes and Credit Facility, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition agreements and employment agreements. As of September 27, 2002, the Company had no borrowings outstanding under the credit facility. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Supply Business, the Long-Term Care Business, and Other (in thousands):


                                                       Fiscal Years
                                 ---------------------------------------------------------
                                 (remaining
                                  6 months)
                                    2003        2004        2005       2006        2007     Thereafter     Total
                                 ----------  ---------  ----------  ----------  ----------  ----------    ---------
Long-term debt................     $    --     $    --     $   --      $   --      $   --    $106,000     $106,000
Operating leases:
    Restructuring.............         287         485         325        186          19          --        1,302
    Operating.................       9,652      16,445      11,985      7,682       5,493       6,290       57,547
Noncompetition agreements.....         215         245         100         36          35         142          773
Employment agreements.........       2,288          --          --         --          --          --        2,288
                                 ----------  ---------  ----------  ----------  ----------  ----------    ---------
         Total................     $12,442     $17,175     $12,410     $7,904      $5,547    $112,432     $167,910
                                 ==========  =========  ==========  ==========  ==========  ===========   =========

Other

On July 30, 2002, the Company's Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of September 27, 2002, the Company repurchased approximately 1.3 million shares under this program. Such repurchases are expected to continue over the next 9 months and will be made in compliance with applicable rules and regulations and the terms of the Company's debt agreements. However, the stock repurchase program may be discontinued at any time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 29, 2002.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company, including its consolidated subsidiaries, as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.


PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Refer to Note 10, Commitments and Contingencies, of this Form 10-Q and Item 3 of the Company's Annual Report on Form 10-K for the year ended on March 29, 2002.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The 2002 Annual Meeting of Stockholders was held on August 21, 2002.

(b) The following directors were elected to serve a three-year term of office until the 2005 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 65,911,155 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

                                                Number of Votes Received
                                               -------------------------                 Broker
        Name                                      For           Against   Abstentions  Non-votes
                                               ----------      ---------  -----------  ---------

        Charles E. Adair...................    64,849,407      1,061,748      --           --
        Hugh M. Brown......................    64,141,461      1,769,694      --           --
        Charles R. Scott...................    64,163,074      1,748,081      --           --

     Immediately following the meeting, the directors of the Company consisted of the following:

        Name

        T. O'Neal Douglas
        Clark A. Johnson
        Melvin L. Hecktman
        Delores P. Kesler
        David A. Smith
        Charles E. Adair
        Hugh M. Brown
        Charles R. Scott

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:

  Exhibit
  Number              Description

  3.1           Amended and Restated Articles of Incorporation, dated as of March 15, 1994.  (8)

  3.1a          Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001.  (17)

  3.1b          Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001.  (17)

  3.2           Amended and Restated Bylaws, dated as of March 15, 1994.  (3)

  4.1           Form of  Indenture,  dated  as of  October 7,  1997,  by and  among  the  Company,  the  Subsidiary
                Guarantors named therein,  and SunTrust Bank, Central Florida,  National  Association,  as Trustee.
                (6)

  4.1a Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named therein and SunTrust
                Bank (formerly known as SunTrust Bank, Central Florida, National
                Association), as Trustee. (12)

  4.2           Registration  Rights  Agreement,  dated as of  October 7,  1997,  by and  among  the  Company,  the
                Subsidiary  Guarantors  named  therein,  BT Alex.  Brown  Incorporated,  Salomon  Brothers Inc. and
                NationsBanc Montgomery Securities, Inc.  (6)

  4.3           Form of 8 1/2% Senior Subordinated Notes due 2007, including Form of Guarantee (Exchange Notes).  (6)

  4.4           Shareholder  Protection  Rights  Agreement,  dated as of  April 20,  1998,  between the Company and
                Continental Stock Transfer & Trust Company, as Rights Agent.  (9)

  4.4a          Amendment to  Shareholder  Protection  Rights  Agreement,  dated as of June 21,  2000,  between the
                Company and Continental Stock Transfer & Trust Company as Rights Agent.  (11)

  4.4b          Amendment to Shareholder  Protection  Rights  Agreement,  dated as of April 12,  2002,  between the
                Company and First Union National Bank, as Successor Rights Agent.  (19)


  10.1          Incentive Stock Option Plan, dated as of May 14, 1986.  (1)

  10.2          Amended and Restated Directors Stock Plan.  (5)

  10.3          Amended and Restated 1994 Long-Term Incentive Plan.  (5)

  10.4          Amended and Restated 1994 Long-Term Stock Plan.  (5)

  10.5          1994 Employee Stock Purchase Plan.  (4)

  10.6          1994 Amended Incentive Stock Option Plan.  (1)

  10.7          1999 Long-term Incentive Plan.  (10)

  10.8          Distributorship  Agreement  between Abbott  Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment - Separately filed with the SEC).  (2)

  10.9          Amended and Restated Savings Plan.  (20)

  10.9a         First Amendment to the Amended and Restated Savings Plan.

  10.10         Agreement and Plan of Merger,  dated as of December 14,  1997, by and among the Company, PSS Merger
                Corp. and Gulf South Medical Supply, Inc.  (7)

  10.11         Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as
                Agent, and Banc of America Securities LLC, as Arranger.  (13)

  10.11a Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (15)

  10.12         Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.
                (14)

  10.12a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                David A. Smith.  (14)

  10.13         Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen,
                Sr.  (14)

  10.13a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John
                F. Sasen, Sr.  (14)

  10.14         Consulting Agreement, dated as of June 13, 2002, by and between the Company and Douglas J.
                Harper.  (20)

  10.15         Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless.
                (16)

  10.15a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Gary A. Corless.  (16)

  10.16         Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English.
                (16)

  10.16a        Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
                Kevin P. English.  (16)


  10.17         Employment Agreement, dated as of January 7, 2002, by and between the Company and David M.
                Bronson.  (18)

  10.18         Severance Agreement, dated as of October 11, 2000, by and between the Company and Frederick E.
                Dell.  (14)

  10.19         Severance Agreement, dated as of February 1, 2001, by and between the Company and Kirk A.
                Zambetti.  (14)

  10.20         Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly.
                (14)

  10.21         Stock Purchase  Agreement,  dated as of October 28,  2002, among PSS World Medical,  Inc.,  Imaging
                Acquisition Corporation, and Platinum Equity, LLC.  (21)

  15            Awareness Letter from KPMG LLP

  21            List of Subsidiaries of the Company.  (19)

                (1)    Incorporated by Reference to the Company's Registration Statement on Form S-1,
                       Registration No. 33-76580.
                (2)    Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended
                       March 30, 1995.
                (3)    Incorporated by Reference to the Company's Registration Statement on Form S-3,
                       Registration No. 33-97524.
                (4)    Incorporated by Reference to the Company's Registration Statement on Form S-8,
                       Registration No. 33-80657.
                (5)    Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
                (6)    Incorporated by Reference to the Company's Registration Statement on Form S-4,
                       Registration No. 333-39679.
                (7)    Incorporated by Reference from Annex A to the Company's Registration Statement on
                       Form S-4, Registration No. 333-44323.
                (8)    Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 8,
                       1998.
                (9)    Incorporated by Reference to the Company's Current Report on Form 8-K, filed April 22,
                       1998.
                (10)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
                (11)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
                (12)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
                (13)   Incorporated by Reference to the Company's Current Report on Form 8-K, filed June 5, 2001.
                (14)   Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended
                       March 30, 2001.
                (15)   Incorporated by Reference to the Company's Current Report on Form 8-K, filed July 3, 2001.
                (16)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.
                (17)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
                (18)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2001.
                (19)   Incorporated by Reference to the Company's Annual Report on Form 10-K for the year ended
                       March 29, 2002.
                (20)   Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
                (21)   Incorporated by Reference to the Company's Current Report on Form 8-K, filed October 30,
                       2002.

(b)      Reports on Form 8-K:

     The following current reports on Form 8-K were filed during the quarter ended September 27, 2002:

              Date of Report                Items Reported
         ----------------------------- --------------------------------------------------------
              August 12, 2002               Filing of the written certifications of the Chief
                                            Executive Officer and Chief Financial Officer
                                            regarding the Quarterly Report on Form 10-Q for
                                            the quarter ended June 28, 2002.
         ----------------------------- --------------------------------------------------------
              August 14, 2002               Filing of the Chief Executive Officer and Chief
                                            Financial Officer's sworn statements as required
                                            by the Securities and Exchange Commission
                                            Order 4-460.
         ----------------------------- --------------------------------------------------------
              August 26, 2002               Filing announcing that the Company had entered
                                            into an amendment to the distribution agreement
                                            with Abbott Laboratories entered into in December
                                            2000.
         ----------------------------- --------------------------------------------------------
              September 3, 2002             Filing announcing that the Company's Board of
                                            Directors has authorized the Company, depending
                                            upon market conditions and other factors, to
                                            repurchase up to 5% of the Company's outstanding
                                            common stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 12, 2002.

                             PSS WORLD MEDICAL, INC

                    By:      /s/ David M. Bronson
                             -----------------------------------
                             David M. Bronson
                             Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, David A. Smith, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PSS World Medical
         , Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being presented;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002

                                 /s/ David A. Smith
                                 -----------------------------------
                                     David A. Smith
                                     President and Chief Executive Officer

                                  CERTIFICATION


I, David M. Bronson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PSS World Medical
         , Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being presented;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent):

         d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002

                                 /s/ David M. Bronson
                                 -----------------------------------
                                 David M. Bronson
                                 Senior Vice President and
                                 Chief Financial Officer