Form 10-Q
period 2002-12-27
PSS WORLD MEDICAL INC
filed 2003-02-07
CIK 920527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     December 27, 2002
                                            -----------------

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

                                 [X] Yes [ ] No

         The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of January 31, 2003 was 67,802,717 shares.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                                December 27, 2002

                                TABLE OF CONTENTS





  Item                                                                                                        Page

           Information Regarding Forward-Looking Statements............................................         3

           Part I--Financial Information

   1.      Financial Statements:

               Consolidated Balance Sheets -- December 27, 2002 and March 29, 2002.....................         4

               Consolidated Statements of Operations for the Three and Nine Months Ended
                  December 27, 2002 and December 28, 2001..............................................         5

               Consolidated Statements of Cash Flows for the Nine Months Ended
                  December 27, 2002 and December 28, 2001..............................................         6

               Notes to Consolidated Financial Statements..............................................         8

               Independent Accountants' Review Report..................................................        25

   2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......        26

   3.      Quantitative and Qualitative Disclosures About Market Risk..................................        43

   4.      Disclosure Controls and Procedures..........................................................        43

           Part II--Other Information

   1.      Legal Proceedings...........................................................................        43

   2.      Changes in Securities and Use of Proceeds...................................................        43

   3.      Defaults Upon Senior Securities.............................................................        43

   4.      Submission of Matters to a Vote of Security Holders.........................................        44

   5.      Other Information...........................................................................        44

   6.      Exhibits and Reports on Form 8-K............................................................        45

           Signatures..................................................................................        49

           Certifications..............................................................................        50

                              CAUTIONARY STATEMENTS


Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, current and pending Medicare and Medicaid reimbursement levels and legislation, growth opportunities, business divestiture plans, plans and objectives of management for future operations, and statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "could," and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company's expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002, in this Form 10-Q, and elsewhere in the Company's filings with the Securities and Exchange Commission. Factors that may affect the plans or results of the Company include, without limitation, those listed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002 under the heading "Risk Factors," and (i) the ability of the Company to successfully implement its strategic business plan; (ii) the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; (iii) competitive factors; (iv) the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; (v) changes in labor, equipment and capital costs; (vi) changes in regulations affecting the Company's business; (vii) changes in Medicare supplemental reimbursements for services provided by long-term care providers and physicians; (viii) future acquisitions or strategic partnerships; and (ix) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      DECEMBER 27, 2002 AND MARCH 29, 2002

             (Dollars in Thousands, Except Share and Per Share Data)

                                     ASSETS


                                                                                                  December 27,       March 29,
                                                                                                      2002             2002
                                                                                                  -----------      -----------
                                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents..............................................................         $  35,792       $  53,574
   Accounts receivable, net...............................................................           156,951         148,340
   Inventories, net.......................................................................            84,022          83,854
   Employee advances......................................................................                80             118
   Prepaid expenses and other.............................................................            26,502          31,096
   Assets of discontinued operations......................................................                --         193,141
                                                                                                  -----------      -----------
           Total current assets...........................................................           303,347         510,123

Property and equipment, net...............................................................            61,181          61,691
Other Assets:
   Goodwill...............................................................................            61,283          59,390
   Intangibles, net.......................................................................             5,543           4,023
   Employee advances......................................................................               187             282
   Deferred tax assets....................................................................            48,928           7,034
   Other..................................................................................            20,096          20,865
                                                                                                  -----------      -----------
           Total assets...................................................................         $ 500,565       $ 663,408
                                                                                                  ===========      ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.......................................................................         $  87,642       $  94,383
   Accrued expenses.......................................................................            33,517          29,976
   Other..................................................................................             6,806           4,616
   Liabilities of discontinued operations and accrued loss on disposal....................             2,654          68,490
                                                                                                  -----------      -----------
           Total current liabilities......................................................           130,619         197,465
Long-term debt............................................................................           106,000         125,000
Other.....................................................................................            16,589          16,495
                                                                                                  -----------      -----------
           Total liabilities..............................................................           253,208         338,960
                                                                                                  -----------      -----------
Shareholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and
       outstanding........................................................................                --              --
   Common stock, $.01 par value; 150,000,000 shares authorized, 67,763,440 and 71,270,044
       shares issued and outstanding at December 27, 2002 and March 29, 2002, respectively               678             712
   Additional paid-in capital.............................................................           325,026         350,043
   Accumulated deficit....................................................................           (78,347)        (26,307)
                                                                                                  -----------      -----------
           Total shareholders' equity.....................................................           247,357         324,448
                                                                                                  -----------      -----------
           Total liabilities and shareholders' equity.....................................         $ 500,565       $ 663,408
                                                                                                  ===========      ===========



  The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE AND NINE MONTHS ENDED DECEMBER 27, 2002 AND DECEMBER 28, 2001

                                   (Unaudited)

                  (Dollars in Thousands, Except Per Share Data)


                                                               Three Months Ended                  Nine Months Ended
                                                        ---------------------------------  ----------------------------------
                                                          December 27,     December 28,      December 27,      December 28,
                                                              2002             2001              2002              2001
                                                        ----------------  ---------------  ----------------  ----------------
Net sales..........................................       $  303,893         $ 279,148         $879,178          $818,105
Cost of goods sold.................................          218,701           201,949          631,271           594,634
                                                        ----------------  ---------------  ----------------  ----------------
               Gross profit........................           85,192            77,199          247,907           223,471
General and administrative expenses................           57,348            49,886          166,670           146,008
Selling expenses...................................           21,255            19,572           62,465            56,529
International business exit charge reversal........               --                --               --              (514)
                                                        ----------------  ---------------  ----------------  ----------------
               Income from operations..............            6,589             7,741           18,772            21,448
                                                        ----------------  ---------------  ----------------  ----------------
Other (expense) income:
      Interest expense.............................           (2,268)           (1,544)          (6,732)           (6,158)
      Interest and investment income...............               47                48              441               212
      Other income.................................            1,944               397            2,753             1,532
                                                        ----------------  ---------------  ----------------  ----------------
                                                                (277)           (1,099)          (3,538)           (4,414)
                                                        ----------------  ---------------  ----------------  ----------------
 Income from continuing operations before provision
      for income taxes.............................            6,312             6,642           15,234            17,034
Provision for income taxes.........................            2,370             2,224            5,697             5,974
 Income from continuing operations before
                                                        ----------------  ---------------  ----------------  ----------------
      extraordinary loss...........................            3,942             4,418            9,537            11,060
                                                        ----------------  ---------------  ----------------  ----------------
Discontinued operations:
      Loss from discontinued operations (net of
         benefit for income taxes of $1,366, $617,
         $2,575, and $745, respectively)...........           (2,194)           (1,004)          (4,101)           (1,555)
      Loss on disposal of discontinued operations
         (net of benefit for income taxes of $1,021
         and $35,675)..............................           (1,168)               --          (56,810)               --
      Cumulative effect of accounting change (net
         of benefit for income taxes of $14,444)...               --                --               --           (90,045)
                                                        ----------------  ---------------  ----------------  ----------------
               Total loss from discontinued
               operations..........................           (3,362)           (1,004)         (60,911)          (91,600)
                                                        ----------------  ---------------  ----------------  ----------------
Extraordinary loss (net of benefit for income taxes
      of $424).....................................               --                --             (666)               --
                                                        ----------------  ---------------  ----------------  ----------------
Net income (loss)..................................       $      580         $   3,414         $(52,040)         $(80,540)
                                                        ================  ===============  ================  ================
Earnings (loss) per share - Basic:
      Income from continuing operations before
         extraordinary loss........................          $  0.06            $ 0.06           $ 0.14            $ 0.16
      Total loss from discontinued operations......            (0.05)            (0.01)           (0.87)            (1.29)
      Extraordinary loss...........................             --                --              (0.01)              --
                                                        ----------------  ---------------  ----------------  ----------------
      Net income (loss)............................          $  0.01            $ 0.05           $(0.74)           $(1.13)
                                                        ================  ===============  ================  ================
Earnings (loss) per share - Diluted:
      Income from continuing operations before
         extraordinary loss........................          $  0.06            $ 0.06           $ 0.14            $ 0.15
      Total loss from discontinued operations......            (0.05)            (0.01)           (0.86)            (1.27)
      Extraordinary loss...........................             --                --              (0.01)              --
                                                        ----------------  ---------------  ----------------  ----------------
      Net income (loss)............................          $  0.01            $ 0.05           $(0.73)           $(1.12)
                                                        ================  ===============  ================  ================


The accompanying notes are an integral part of these consolidated statements.

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED DECEMBER 27, 2002 AND DECEMBER 28, 2001

                                   (Unaudited)

                             (Dollars in Thousands)



                                                                                              Nine Months Ended
                                                                                       --------------------------------
                                                                                         December 27,     December 28,
                                                                                             2002             2001
                                                                                       ----------------  --------------
Cash Flows From Operating Activities:
   Net loss.......................................................................       $(52,040)         $(80,540)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Total loss from discontinued operations....................................         60,911            91,600
       Extraordinary loss.........................................................            666                --
       Depreciation...............................................................          8,917             5,841
       Amortization of intangible assets..........................................          1,758             1,146
       Amortization of debt issuance costs........................................            818             1,294
       Provision for doubtful accounts............................................          2,634             3,212
       Provision for notes receivables............................................          2,939                --
       Benefit for deferred income taxes..........................................            875            12,083
       Loss on sales of property and equipment....................................            106                25
       Noncash compensation expense...............................................             --               268
       Loss on marketable securities..............................................             --               114
       International Business exit charge reversal................................             --              (514)
       Changes in operating assets and liabilities, net of effect of business combination and discontinued operations:
          Accounts receivable, net................................................        (10,015)             (606)
          Inventories, net........................................................            503            (5,768)
          Prepaid expenses and other current assets...............................          3,683             2,078
          Other assets............................................................        (10,390)          (18,521)
          Accounts payable........................................................         10,495            34,916
          Accrued expenses and other liabilities..................................          6,212            14,674
          Net cash (used in) provided by discontinued operations..................           (356)           27,508
                                                                                       ----------------  --------------
              Net cash provided by operating activities...........................         27,716            88,810
                                                                                       ----------------  --------------

Cash Flows From Investing Activities:
    Capital expenditures..........................................................         (8,526)          (13,869)
    Payments on noncompete agreements.............................................           (453)           (1,157)
    Payment for business combination..............................................         (4,464)               --
    Proceeds from sale of Imaging Business, net of transaction costs of $1,309....         14,075                --
    Proceeds from sales of property and equipment.................................             14                42
    Proceeds from sale of International Business..................................             --               221
    Net cash used in discontinued operations......................................         (1,555)           (3,903)
                                                                                       ----------------  --------------
              Net cash used in investing activities...............................           (909)          (18,666)
                                                                                       ----------------  --------------


                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

        FOR THE NINE MONTHS ENDED DECEMBER 27, 2002 AND DECEMBER 28, 2001

                                   (Unaudited)

                             (Dollars in Thousands)


                                                                                              Nine Months Ended
                                                                                       --------------------------------
                                                                                         December 27,     December 28,
                                                                                             2002             2001
                                                                                       ----------------  --------------
Cash Flows From Financing Activities:
    Repayment of Senior Subordinated Notes........................................        (19,000)               --
    Payment of premiums for retirement of Senior Subordinated Notes...............           (665)               --
    Purchase of treasury stock shares.............................................        (25,182)               --
    Proceeds from issuance of common stock........................................            258                92
    Net payments under revolving line of credit...................................             --           (65,000)
    Net cash used in discontinued operations......................................             --              (157)
                                                                                       ----------------  --------------
              Net cash used in financing activities...............................        (44,589)          (65,065)
                                                                                       ----------------  --------------
Net (decrease) increase in cash and cash equivalents..............................        (17,782)            5,079

Cash and cash equivalents, beginning of period....................................         53,574            34,374
                                                                                       ----------------  --------------
Cash and cash equivalents, end of period..........................................       $ 35,792          $ 39,453
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

                    PSS WORLD MEDICAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      (Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)



  1. BACKGROUND AND BASIS OF PRESENTATION

     Background

     PSS World Medical, Inc. (the "Company") is a specialty marketer and distributor of medical products to physicians, long-term care providers, home healthcare providers, and other alternate-site healthcare providers through 49 full-service centers to customers in all 50 states.

     The Physician Sales & Service division (the "Physician Supply Business") is a distributor of medical supplies, equipment, and pharmaceuticals to primary care and other office-based physicians in the United States. At December 27, 2002, the Physician Supply Business operated 36 full-service centers distributing to physician office sites in all 50 states.

     The Gulf South Medical Supply, Inc. subsidiary (the "Long-Term Care Business") is a distributor of medical supplies and related products to nursing homes, home healthcare agencies, elder care providers, and other long-term care facilities. At December 27, 2002, the Long-Term Care Business operated 13 full-service centers serving all 50 states.

     During the three months ended December 27, 2002, the Company completed the sale of the Diagnostic Imaging, Inc. subsidiary ("DI" or the "Imaging Business"), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. As a result, DI's results of operations have been classified as discontinued operations for all periods presented. Refer to
     Note 2, Discontinued Operations, for a further discussion.

     After giving effect to the sale of the Imaging Business, the Company divides its operations into two reportable operating segments: the Physician Supply Business and the Long-Term Care Business. A third segment, titled Other, includes unallocated corporate overhead and the Company's European operations (the "International Business"), which were sold during fiscal year 2002.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

     The consolidated balance sheet as of March 29, 2002 has been derived from the Company's audited consolidated financial statements for the fiscal year ended March 29, 2002. The financial statements and related notes included in this report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

     The Company reports its quarter-end financial position and results of operations and cash flows on the Friday closest to June 30, September 30, December 31, and March 31. The three and nine months ended December 27, 2002 and December 28, 2001 each consisted of 13 weeks and 39 weeks, respectively.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exits costs in Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that fair value is the objective for initial measurement of a liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company will apply the recognition and measurement provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002. Refer to Note 11, Long-Term Debt, where the Company complied with the additional disclosure requirements under FIN 45.

     In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. EITF 00-21 can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into beginning fiscal year 2005 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is currently evaluating the impact, if any, of the adoption of EITF 00-21 on its financial condition and results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. The Company is currently in the process of evaluating the impact of SFAS 148 on its financial condition and results of operations. However, additional disclosures will be included in the Company's annual financial statements for the fiscal year ended 2003 and interim financial statements for the first quarter of fiscal year 2004.

2.   DISCONTINUED OPERATIONS

     On September 26, 2002, the Company's Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company's efforts on its Physician Supply and Long-Term Care Businesses, which offer attractive opportunities for growth and profitability.

     On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the "Buyer"), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm ("Platinum"). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the "Stock Purchase Agreement"). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and
     (ii) an adjustment for any change in the net cash from the initial net cash target date (the "Purchase Price"). The cash proceeds received during the nine months ended December 27, 2002 were reduced by approximately $1,309 for transaction costs. Approximately $2,654 of additional transaction costs, which are accrued in the accompanying balance sheet as an accrued loss on disposal, will be paid subsequent to December 27, 2002. Cash proceeds, net of these adjustments, received from the transaction were approximately $14,075. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company will provide certain reimbursable services to the Buyer for a period not to exceed one year. The costs incurred related to providing services under the transition services agreement are included in general and administrative expenses and the reimbursement for these expenses are included in other income in the accompanying statements of operations.

     The results of operations of the Imaging Business and the estimated loss on disposal have been classified as "discontinued operations" in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The estimated loss on disposal is subject to change based on the final Purchase Price adjustments that will be recorded in the period in which they become known. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

     Net sales and total loss from discontinued operations of the Imaging Business are as follows:

                                                      Three Months Ended              Nine Months Ended
                                                  -----------------------------   ----------------------------
                                                   December 27,   December 28,    December 27,    December 28,
                                                       2002           2001            2002            2001
                                                  -------------  --------------   -------------  -------------
      Net sales............................          $93,162       $176,165        $445,630        $532,317

      Pretax loss from operations..........           (3,560)        (1,621)         (6,676)         (2,300)
      Pretax loss on disposal of
         discontinued operations...........           (2,189)            --         (92,485)             --
      Benefit for income taxes.............            2,387            617          38,250             745
      Cumulative effect of accounting
         change (net of income tax benefit
         of $14,444) ......................               --             --              --         (90,045)
      Total loss from discontinued
      operations                                  -------------  --------------   -------------  -------------
                                                     $(3,362)      $ (1,004)       $(60,911)       $(91,600)
                                                  =============  ==============   =============  =============

     As a result of the sale of DI on November 18, 2002, net sales for the three months ended December 27, 2002 included 35 days of sales compared to 62 days of sales during the three months ended December 28, 2001. Net sales for the nine months ended December 27, 2002 included 162 days of sales compared to 189 days of sales during the nine months ended December 28, 2001.

     In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), a portion of the Company's interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $454 and $1,022 for the three months ended December 27, 2002 and December 28, 2001, respectively, and $2,157 and $3,591 for the nine months ended December 27, 2002 and December 28, 2001, respectively. Income taxes related to continuing operations have been calculated for each of the periods presented. The difference between this amount and the total tax provision, as previously reported, has been allocated to discontinued operations.

     The cumulative effect of accounting change for the nine months ended December 28, 2001 primarily related to a goodwill impairment charge of $90,045, net of a benefit for income taxes of $14,444, recorded as a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

     The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the accompanying balance sheets.


                                                                                             As of
                                                                                  ---------------------------
                                                                                  December 27,     March 29,
                                                                                      2002           2002
                                                                                  ------------   ------------
       Accounts receivable, net..........................................           $   --        $ 78,615
       Inventories, net..................................................               --          69,069
       Prepaid expenses and other current assets.........................               --           7,655
       Property and equipment, net.......................................               --          23,149
       Goodwill and intangibles..........................................               --          12,425
       Other noncurrent assets...........................................               --           2,228
                                                                                  ------------   ------------
           Assets of discontinued operations.............................           $   --        $193,141
                                                                                  ============   ============

       Accounts payable..................................................           $   --        $ 52,311
       Accrued expenses..................................................               --           5,815
       Other current liabilities.........................................               --          10,364
                                                                                  ------------   ------------
           Liabilities of discontinued operations........................               --          68,490
       Accrued loss on disposal..........................................            2,654              --
                                                                                  ------------   ------------
           Liabilities of discontinued operations and accrued loss on
              disposal...................................................           $2,654        $ 68,490
                                                                                  ============   ============

3.   ACCRUED RESTRUCTURING COSTS AND EXPENSES


     Plan Adopted During the Third Quarter of Fiscal Year 2003--Other Segment.

     As a result of the sale of the Imaging Business, management and the Board of Directors approved and adopted a formal plan to restructure certain positions within the Company during the three months ended December 27, 2002. As a result of the plan, approximately 21 employees, including leaders and administrative personnel, will be involuntarily terminated. As of December 27, 2002, 7 employees had been terminated.

     Accrued restructuring costs and expenses related to the Other segment's plan, classified as accrued expenses in the accompanying consolidated balance sheets, was $342 at December 27, 2002. The following is a summary of the restructuring activity related to the plan described above:

                                                      Involuntary
                                                       Employee
                                                      Termination
                                                         Costs
                                                     --------------

           Balance at September 27, 2002.........         $ --
                 Additions.......................          382
                 Utilized........................          (40)
                                                     --------------
           Balance at December 27, 2002..........         $342
                                                     ==============

     Plan Adopted During the Fourth Quarter of Fiscal Year 2002--Physician Supply Business.

     During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to a plan to restructure the Physician Supply Business. To improve the distribution infrastructure, certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations are being consolidated into larger existing facilities within a geographic location. The operations in the affected facilities will be reduced to receiving and distributing inventory, customer service, and sales support. Such locations will be referred to as "break-freight" locations. As of December 27, 2002, certain administrative functions at 10 of the 13 service center locations were consolidated into existing facilities. To improve the inventory purchasing structure and to leverage purchasing volumes, the purchasing function for 33 service locations is being centralized to the corporate office located in Jacksonville, Florida. As of December 27, 2002, the purchasing function for 25 of the 33 service center locations was centralized to Jacksonville, Florida. Management anticipates that this plan will be substantially completed by the end of the fourth quarter of fiscal year 2003. As a result of the plan, approximately 75 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of December 27, 2002, 61 employees had been terminated.

     Accrued restructuring costs and expenses related to the Physician Supply Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $2,381 and $3,666 at December 27, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plan described above:

                                                      Involuntary
                                                        Employee        Lease         Branch
                                                      Termination    Termination     Shutdown
                                                         Costs          Costs         Costs        Total
                                                      ------------   -----------   -----------  -----------
           Balance at March 29, 2002.............        $ 783         $2,535          $ 348       $3,666
                 Additions.......................          174             --             --          174
                 Utilized........................         (106)           (51)           (18)        (175)
                                                      ------------   -----------   -----------  -----------
           Balance at June 28, 2002..............          851          2,484            330        3,665
                 Adjustments.....................         (464)            --           (317)        (781)
                 Additions.......................           29             15             --           44
                 Utilized........................         (103)           (98)             3         (198)
                                                      ------------   -----------   -----------  -----------
           Balance at September 27, 2002.........          313          2,401             16        2,730
                 Adjustments.....................          (32)           (20)            24          (28)
                 Additions.......................           22             --             --           22
                 Utilized........................         (113)          (219)           (11)        (343)
                                                      ------------   -----------   -----------  -----------
           Balance at December 27, 2002..........        $ 190         $2,162          $  29       $2,381
                                                      ============   ===========   ===========  ===========

     Management reevaluates its estimates of the total costs related to this plan and makes any necessary adjustments on a quarterly basis. During the three months ended September 27, 2002, the original total estimated costs of $6,505 related to this plan were revised to be approximately $5,753, of which approximately $4,174 and $773 was recognized during fiscal year 2002 and the nine months ended December 27, 2002, respectively. Approximately $806 will be expensed as incurred during the remaining three months of fiscal year 2003.

     The revision to the total estimated costs of the plan related to involuntary employee termination costs and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking rather than incur the removal and disposal expenses. As a result, the Company reversed approximately $781 of restructuring costs and expenses during the three months ended September 27, 2002.

     The amount of severance that involuntarily terminated employees receive is based on the number of months of service. Employees earn additional severance during the period from March 30, 2002 until closure of their service center. This additional severance is being accrued when earned throughout fiscal year 2003. The Physician Supply Business accrued an additional $22 and $225 of involuntary employee termination costs during the three and nine months ended December 27, 2002, respectively.

     Prior Fiscal Years

     During the prior fiscal years, management and the Board of Directors approved and committed to several plans to restructure the Physician Supply and the Long-Term Care Businesses. Accrued restructuring costs and expenses related to plans adopted in the prior fiscal years, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $672 and $1,399 at December 27, 2002 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plans adopted in prior fiscal years:

                                                           Involuntary
                                                            Employee        Lease
                                                           Termination   Termination
                                                              Costs         Costs        Total
                                                           -----------   -----------   -----------
                 Balance at March 29, 2002............       $1,385         $  14         $1,399
                       Adjustments....................           --           (14)           (14)
                       Utilized.......................         (258)           --           (258)
                                                           -----------   -----------   -----------
                 Balance at June 28, 2002.............        1,127            --          1,127
                       Utilized.......................         (270)           --           (270)
                                                           -----------   -----------   -----------
                 Balance at September 27, 2002........          857            --            857
                       Utilized.......................         (185)           --           (185)
                                                           -----------   -----------   -----------
                 Balance at December 27, 2002.........       $  672         $  --         $  672
                                                           ===========   ===========   ===========

     The accrued involuntary employee termination costs at December 27, 2002 and March 29, 2002 relate to a restructuring plan that was adopted during the third quarter of fiscal year 2001. The remaining $672 will be paid to the terminated employees through fiscal year 2005 in accordance with their severance agreements.

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

     The aggregate purchase price was $4,464. The Company obtained independent valuations of certain intangible assets and finalized the allocation of the purchase price during the three months ended December 27, 2002. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


        Accounts receivable....................................        $1,230
        Inventory..............................................           671
        Goodwill...............................................         1,893
        Intangibles............................................         1,694
                                                                      --------
             Total assets acquired.............................         5,488
        Current liabilities....................................         1,024
                                                                      --------
             Net assets acquired...............................        $4,464
                                                                      ========

     The $1,893 of goodwill was assigned to the Long-Term Care Business and is expected to be deductible for tax purposes. Of the $1,694 of acquired intangible assets, $265, $538, and $891 was assigned to noncompete agreements, customer contracts, and customer relationships, respectively. The acquired intangible assets have a weighted-average useful life at the time of acquisition of approximately 5.6 years.

5.   GOODWILL

     In accordance with SFAS 142, the changes in the carrying value of goodwill for the nine months ended December 27, 2002 are as follows:



                                                          Physician      Long-Term
                                                            Supply          Care
                                                           Business       Business       Total
                                                         -----------    -----------    ---------
                Balance as of March 29, 2002........       $ 9,788        $49,602       $59,390
                     Purchase business combination..            --          1,893         1,893
                                                         -----------    -----------    ---------
                Balance as of December 27, 2002.....       $ 9,788        $51,495       $61,283
                                                         ===========    ===========    =========

     The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year.

6.   INTANGIBLES

     The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization, by business segment and major asset class.

                                                 As of December 27, 2002               As of March 29, 2002
                                            ----------------------------------   ---------------------------------
                                             Gross                                Gross
                                            Carrying    Accumulated               Carrying   Accumulated
                                             Amount     Amortization     Net       Amount    Amortization    Net
                                            ----------  ------------  ---------   --------  -------------  -------
     Noncompetition Agreements:
        Physician Supply Business......       $ 4,628    $(3,512)      $1,116     $ 4,053     $(3,073)     $  980
        Long-Term Care Business........         2,035     (1,021)       1,014       2,070        (876)      1,194
                                            ----------  ------------  ---------   --------  -------------  -------
                                                6,663     (4,533)       2,130       6,123      (3,949)      2,174
                                            ----------  ------------  ---------   --------  -------------  -------
     Signing Bonuses:
        Physician Supply Business......         1,985     (1,020)         965       1,027        (426)        601
        Long-Term Care Business........           250       (183)          67         200        (150)         50
                                            ----------  ------------  ---------   --------  -------------  -------
                                                2,235     (1,203)       1,032       1,227        (576)        651
                                            ----------  ------------  ---------   --------  -------------  -------
     Other Intangibles:
        Physician Supply Business......         2,993     (1,964)       1,029       2,993      (1,795)      1,198
        Long-Term Care Business........         1,429        (77)       1,352          --          --          --
                                            ----------  ------------  ---------   --------  -------------  -------
                                                4,422     (2,041)       2,381       2,993      (1,795)      1,198
                                            ----------  ------------  ---------   --------  -------------  -------
               Total...................       $13,320    $(7,777)      $5,543     $10,343     $(6,320)     $4,023
                                            ==========  ============  =========   ========  =============  =======


     The remaining weighted-average amortization period, in total and by major intangible asset class, is as follows:



                                                   December 27,      March 29,
                                                      2002             2002
     (in years)                                    ------------    ------------

     Noncompetition agreements............             6.8             7.1
     Signing bonuses.......................            3.4             3.5
     Other intangibles.....................           10.4            12.4
                                                   ------------    ------------
       Total weighted-average period......             7.4             8.2
                                                   ============    ============

     Total amortization expense for intangible assets for the three months ended December 27, 2002 and December 28, 2001 was $570 and $427, respectively. Total amortization expense for intangible assets for the nine months ended December 27, 2002 and December 28, 2001 was $1,758 and $1,146,
     respectively. The estimated amortization expense for the next five fiscal years and thereafter is as follows:


          Fiscal Year:
             2003 (remaining 3 months)...................        $  550
             2004........................................         1,569
             2005........................................         1,167
             2006........................................           830
             2007........................................           691
             Thereafter..................................           736
                                                                 ------
                      Total..............................        $5,543
                                                                 ======

     Total payments made under noncompetition agreements during the nine months ended December 27, 2002 were $453. Future minimum payments required under noncompetition agreements at December 27, 2002 are as follows:


          Fiscal Year:
             2003 (remaining 3 months)...................        $  193
             2004........................................           238
             2005........................................            93
             2006........................................            35
             2007........................................            34
             Thereafter..................................           115
                                                                 ------
                      Total..............................        $  708
                                                                 ======

7.   NOTES RECEIVABLE

     The Company has three notes receivables (the "Loans") outstanding from its former Chairman and Chief Executive Officer, which bear interest at the applicable Federal rate for long-term obligations. These Loans were issued to the former Chairman and Chief Executive Officer in order to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to repay personal debt. One of the Loans is unsecured and the other two Loans are secured by common stock of the Company and a split-dollar life insurance policy. As part of the Company's ongoing review of the realization of the Loans, the Company determined that an allowance for doubtful accounts was required for the unsecured loan. As a result, during the nine months ended December 27, 2002, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. This allowance does not represent a forgiveness of debt.

8.   EARNINGS PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below (amounts in thousands, except per share data):

                                                         Three Months Ended                Nine Months Ended
                                                    -----------------------------    ----------------------------
                                                    December 27,    December 28,     December 27,    December 28,
                                                        2002            2001             2002            2001
                                                    -------------- --------------    -------------   ------------
     Income from continuing operations
        before extraordinary loss............          $3,942         $ 4,418         $  9,537        $ 11,060
     Total loss from discontinued operations
        (net of benefit for income taxes of
        $2,387 $617, $38,250, and $15,189)...          (3,362)         (1,004)         (60,911)        (91,600)
     Extraordinary loss (net of benefit for
        income taxes of $424)................              --              --             (666)             --
                                                    -------------- --------------    -------------   ------------
     Net income (loss).......................          $  580         $ 3,414         $(52,040)       $(80,540)
                                                    ============== ==============    =============   ============
     Earnings (loss) per share - Basic:
        Income from continuing operations
         before extraordinary loss...........           $0.06           $0.06           $ 0.14          $ 0.16
        Total loss from discontinued
         operations..........................           (0.05)          (0.01)           (0.87)          (1.29)
        Extraordinary loss...................              --              --            (0.01)             --
                                                    -------------- --------------    -------------   ------------
        Net (loss) income....................           $0.01           $0.05           $(0.74)         $(1.13)
                                                    ============== ==============    =============   ============

     Earnings (loss) per share - Diluted:
        Income from continuing operations
         before extraordinary loss...........           $0.06           $0.06            $0.14          $ 0.15
        Total loss from discontinued
         operations..........................           (0.05)          (0.01)           (0.86)          (1.27)
        Extraordinary loss...................              --              --            (0.01)             --
                                                    -------------- --------------    -------------   ------------
        Net (loss) income....................           $0.01           $0.05           $(0.73)         $(1.12)
                                                    ============== ==============    =============   ============

     Weighted average shares outstanding:
        Common shares........................          68,698          71,168           70,294          71,166
        Assumed exercise of stock options....             586           1,033              770             667
                                                    -------------- --------------    -------------   ------------
        Diluted shares outstanding...........          69,284          72,201           71,064          71,833
                                                    ============== ==============    =============   ============


     Diluted earnings per share assume options to purchase shares of common stock have been exercised using the treasury stock method. Options to purchase approximately 5.2 million and 4.6 million shares of common stock that were outstanding during the three and nine months ended December 27, 2002, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

     On July 30, 2002, the Company's Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, the Company had completed the repurchase of the 3.6 million common shares under this program at an average price of $7.12 per common share. On December 17, 2002, the Company's Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, no shares have been purchased under this program.

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

                                                         Three Months Ended               Nine Months Ended
                                                    ----------------------------    -----------------------------
                                                    December 27,    December 28,    December 27,     December 28,
                                                        2002            2001            2002             2001
                                                    ------------    ------------    ------------     ------------
     NET SALES:
         Physician Supply Business.............         $195,191       $180,696         $562,182        $528,153
         Long-Term Care Business...............          108,702         98,452          316,996         289,521
         Other.................................               --             --               --             431
                                                    ------------    ------------    ------------     ------------
              Total net sales..................         $303,893       $279,148         $879,178        $818,105
                                                    ============    ============    ============     ============
     INCOME FROM OPERATIONS:
         Physician Supply Business.............         $  5,851       $  6,172         $ 17,070        $ 18,305
         Long-Term Care Business...............            4,583          3,554           13,155           7,582
         Other.................................           (3,845)        (1,985)         (11,453)         (4,439)
                                                    ------------    ------------    ------------     ------------
              Total income from operations.....         $  6,589       $  7,741         $ 18,772        $ 21,448
                                                    ============    ============    ============     ============

     DEPRECIATION:
         Physician Supply Business.............         $  2,292       $  1,561         $  6,532        $  3,858
         Long-Term Care Business...............              397            449            1,255           1,372
         Other.................................              401            248            1,130             611
                                                    ------------    ------------    ------------     ------------
              Total depreciation...............         $  3,090       $  2,258         $  8,917        $  5,841
                                                    ============    ============    ============     ============

     AMORTIZATION OF INTANGIBLE ASSETS:
         Physician Supply Business.............         $    370       $    323         $  1,202        $    835
         Long-Term Care Business...............              200            104              556             311
                                                    ------------    ------------    ------------     ------------
              Total amortization of intangible
                   assets......................         $    570       $    427         $  1,758        $  1,146
                                                    ============    ============    ============     ============

     PROVISION FOR DOUBTFUL ACCOUNTS:
         Physician Supply Business.............         $    370       $    412         $    822        $  1,022
         Long-Term Care Business...............              551            294            1,812           2,190
                                                    ------------    ------------    ------------     ------------
              Total provision for doubtful
                   accounts....................         $    921       $    706         $  2,634        $  3,212
                                                    ============    ============    ============     ============

     INTEREST EXPENSE:
         Physician Supply Business.............         $  1,000       $     19         $  2,970        $    486
         Long-Term Care Business...............            1,225          1,208            3,683           3,853
         Other.................................               43            317               79           1,819
                                                    ------------    ------------    ------------     ------------
              Total interest expense...........         $  2,268       $  1,544         $  6,732        $  6,158
                                                    ============    ============    ============     ============

     INTEREST AND INVESTMENT INCOME:
         Physician Supply Business.............         $     --       $      1         $     23        $      3
         Long-Term Care Business...............               --             --                1              --
         Other.................................               47             47              417             209
                                                    ------------    ------------    ------------     ------------
              Total interest and investment
                   income......................         $     47       $     48         $    441        $    212
                                                    ============    ============    ============     ============



                                                         Three Months Ended               Nine Months Ended
                                                    ----------------------------    -----------------------------
                                                    December 27,    December 28,    December 27,     December 28,
                                                        2002            2001            2002             2001
                                                    ------------    ------------    ------------     ------------

     PROVISION FOR INCOME TAXES:
         Physician Supply Business.............         $  1,766       $  2,502         $  5,595        $  7,596
         Long-Term Care Business...............            1,157            905            3,537           1,587
         Other.................................             (553)        (1,183)          (3,435)         (3,209)
                                                    ------------    ------------    ------------     ------------
              Total provision for income taxes.         $  2,370       $  2,224         $  5,697        $  5,974
                                                    ============    ============    ============     ============

     CAPITAL EXPENDITURES:
         Physician Supply Business.............         $  2,075       $  2,842         $  6,942        $  8,356
         Long-Term Care Business...............              158             67              471             287
         Other.................................              133            696            1,113           5,226
                                                    ------------    ------------    ------------     ------------
              Total capital expenditures.......         $  2,366       $  3,605         $  8,526        $ 13,869
                                                    ============    ============    ============     ============



                                                      December 27,     March 29,
                                                          2002           2002
                                                     ------------      ---------
     ASSETS:
         Physician Supply Business.............         $230,822       $ 223,216
         Long-Term Care Business...............          162,426         155,038
         Other.................................          107,317          92,013
         Discontinued Operations...............             --           193,141
                                                    ------------       ---------
                 Total assets..................         $500,565       $ 663,408
                                                     ============      =========


10.  COMMITMENTS AND CONTINGENCIES

     Litigation

     The Company, through its Long-Term Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire and California, while Federal litigation is present in California, Washington, Georgia, New Hampshire, Pennsylvania and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. An amended complaint was filed on December 11, 1998. The plaintiff alleges, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company's stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations are based upon a decline in the Company's stock price following announcement by the Company in May 1998 regarding the Gulf South Merger, which resulted in earnings below analyst's expectations. The plaintiff seeks indeterminate damages, including costs and expenses. The Company filed a motion to dismiss the first amended complaint on January 25, 1999. The court granted that motion without prejudice by order dated February 9, 2000. Plaintiffs filed their second amended complaint on March 15, 2000, and the Company filed a motion to dismiss the second amended complaint on May 1, 2000. By order dated December 18, 2002, the Court granted the motion to dismiss the second amended complaint with prejudice with respect to the Section 10(b) claims. The Order granted the motion to dismiss the second amended complaint without prejudice as to the Section 14(a) and 20(a) claims and gave the plaintiffs leave to file a third amended complaint. The plaintiffs filed their third amended complaint on January 17, 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. The Company intends to move to dismiss the third amended complaint. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company has been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001 and all of which had been filed in the United States District Court for the Middle District of Florida. By Order of the Court dated January 14, 2002, those ten actions were consolidated into a single action under the caption "In Re PSS World Medical Inc. Securities Litigation." Following that consolidation, on March 22, 2002, lead plaintiffs served their Amended Class Action Complaint for Violation of Securities Laws. On May 14, 2002, defendants filed their motion to dismiss the Amended Complaint, and, on August 1, 2002, the Court entered an Order denying that motion and directing the Company to answer the Amended Complaint by August 12, 2002. The Company and the other defendants served their answer to the Amended Complaint on August 12, 2002, and the parties are now engaged in discovery. The Amended Complaint named the Company along with certain present and former directors and officers. The Amended Complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The Amended Complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. By order of the Court dated November 14, 2002, Plaintiff's Motion for Class Certification was granted. On December 10, 2002, the Court entered an Order approving Plaintiff's Method of Notifying Class Members That A Class Has Been Certified and further set a schedule of dates for such notice. On December 10, 2002, the Court also entered an Order setting forth a schedule of dates for pre-trial procedures and trial. Pursuant to that Order, a jury trial in the case is scheduled for the trial term commencing October 18, 2004. The Company believes that the allegations contained in the Amended Complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division (Case No. CV SA 02-533 AHS (ANx)). In response to the Motion to Transfer Venue filed by the Company, the plaintiffs stipulated that venue of the case is proper in the United States District Court in Jacksonville, Florida. The Court approved the transfer and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division, Case Number 02-CV-854. The plaintiffs allege that the Company wrongfully classifies its Purchasers, Operations Leader Trainees, and Accounts Receivable Representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek court approval to proceed as a collective action under the Fair Labor Standards Act, a representative action under California's Unfair Competition Act, and/or a class action on behalf of all persons in the United States who have occupied any one of the three positions within the pertinent limitations period. The Company opposed this motion. It is unknown whether the Court will tentatively approve a collective action and allow discovery on the issue of who is eligible to participate in the collective action. The Plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. In addition, two of the three named plaintiffs bring individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company is vigorously defending against the claims and is working with human resource personnel to collect personnel and payroll information necessary to determine (i) the employees who are potentially eligible to participate in the suit and (ii) the extent of overtime liability, if any. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

     On December 7, 2001, the Company filed an arbitration proceeding with the American Arbitration Association against Candela Corporation (PSS World Medical, Inc. d/b/a Physician Sales & Service, Claimant, v. Candela Corporation, Respondent) for breach of contract, promissory estoppel, intentional interference with contractual/advantageous relations, and violation of the Massachusetts Unfair Business Practices Act, arising out of Candela's termination of the distribution agreement between the two companies. Candela has filed counterclaims in the arbitration for breach of contract, seeking payment of $2,350 in outstanding invoices and alleged trademark infringement and violation of the Massachusetts Unfair Business Practices Act. Final ruling by the arbitration panel is presently expected to be rendered by February 28, 2003. The Company believes that Candela's counterclaims are without merit and intends to defend vigorously against the claims, however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company. The accompanying consolidated balance sheets include the liability for the $2,350 of outstanding invoices.

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

     During fiscal 2000, the Board of Directors approved and adopted the PSS World Medical, Inc. Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan. As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. The total cash compensation costs related to these plans is approximately $8,238, of which $6,807 was expensed in prior fiscal years and $1,288 was expensed during the nine months ended December 27, 2002. Approximately $143 will be expensed during the remaining three months of fiscal year 2003.

11.  LONG-TERM DEBT

     During fiscal year 1998, the Company issued $125,000 in debt securities ("Senior Subordinated Notes") under a registration statement filed with the Securities and Exchange Commission. Interest on the Notes accrues from the date of original issuance and is payable semiannually on April 1 and October 1 of each year, at a rate of 8.5% per annum. Gulf South Medical Supply, Inc., Physician Sales & Service Limited Partnership, PSS Service, Inc., and PSS Holding, Inc., (collectively, "Subsidiary Guarantors") guarantee the payment of principal and accrued interest due under the Senior Subordinated Notes issued by PSS World Medical, Inc. ("Parent") through October 1, 2007, the maturity date. If the Parent defaulted under the Senior Subordinated Note obligation, the Subsidiary Guarantors would be required to make such payments in accordance with the Indenture. However, the obligations of the Subsidiary Guarantors are expressly subordinated to all guarantor senior indebtedness. The maximum potential amount of future payments under the guarantee as of December 27, 2002 would be approximately $108,253, which represents outstanding principal and accrued interest of approximately $106,000 and $2,253, respectively. The Subsidiary Guarantors have not recorded a liability in their financial statements related to this obligation.

     During the nine months ended December 27, 2002, the Company retired $19,000 principal amount of its Senior Subordinated Notes. An extraordinary loss of $666 was incurred as a result of the early extinguishment of debt, consisting of $665 of redemption premiums, $425 of accelerated amortization of debt issuance costs, net of a benefit for income taxes of $424. The principal amount and accrued interest outstanding at December 27, 2002, was approximately $106,000 and $2,253, respectively.

     The following tables present condensed consolidating financial information for the Parent or issuer of the debt, the Subsidiary Guarantors, and the nonguarantor subsidiary of the Senior Subordinated Notes. The nonguarantor subsidiary was the International Business, which was divested during the three months ended June 29, 2001. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations, and cash flows of the Subsidiary Guarantors. In addition, the Subsidiary Guarantors are 100% owned subsidiaries of the Company.



                            Condensed Balance Sheets
                      December 27, 2002 and March 29, 2002


                                                                       As of December 27, 2002
                                                                             (Unaudited)
                                                      ------------------------------------------------------------
                                                                         Guarantor
                                                         Parent         Subsidiaries  Eliminations   Consolidated
                                                      ------------     -------------  ------------   ------------
     Current Assets:
           Cash and cash equivalents............        $ 32,819         $  2,973              --      $ 35,792
           Accounts receivable, net.............          78,223           78,728              --       156,951
           Inventories, net.....................          50,420           33,602              --        84,022
           Intercompany receivables.............          31,821          (31,821)             --            --
           Other current assets.................          12,938           13,644              --        26,582
                                                      ------------     -------------  ------------   ------------
                    Total current assets........         206,221           97,126              --       303,347
     Property and equipment, net................          55,833            5,348              --        61,181
     Other Assets:
           Goodwill.............................           9,787           51,496              --        61,283
           Intangibles, net.....................           3,109            2,434              --         5,543
           Investment in subsidiaries...........             285           28,084         (28,369)           --
           Deferred tax assets..................          47,065            1,863              --        48,928
           Other................................          18,697            1,586              --        20,283
                                                      ------------     -------------  ------------   ------------
                    Total assets................        $340,997         $187,937        $(28,369)     $500,565
                                                      ============     =============  ============   ============

     Current Liabilities:
           Accounts payable.....................        $ 54,862         $ 32,780        $     --      $ 87,642
           Other current liabilities............          33,783            6,540              --        40,323
           Liabilities of discontinued operations
              and accrued loss on disposal......           2,654               --              --         2,654
                                                      ------------     -------------  ------------   ------------
                    Total current liabilities...          91,299           39,320              --       130,619

     Long-term debt.............................         106,000               --              --       106,000
     Other......................................          15,256            1,333              --        16,589
                                                      ------------     -------------  ------------   ------------
                    Total liabilities...........         212,555           40,653              --       253,208
                                                      ------------     -------------  ------------   ------------

     Shareholders' Equity:
           Common stock.........................             678              166            (166)          678
           Additional paid-in capital...........         168,199          148,665           8,162       325,026
           Accumulated deficit..................         (40,435)          (1,547)        (36,365)      (78,347)
                                                      ------------     -------------  ------------   ------------
                    Total shareholders' equity..         128,442          147,284         (28,369)      247,357
                                                      ------------     -------------  ------------   ------------
                    Total liabilities and
                    shareholders' equity........        $340,997         $187,937        $(28,369)     $500,565
                                                      ============     =============  ============   ============



                                                                        As of March 29, 2002
                                                      -----------------------------------------------------------
                                                                         Guarantor
                                                         Parent         Subsidiaries  Eliminations   Consolidated
                                                      ------------     -------------  ------------   ------------

     Current Assets:
           Cash and cash equivalents.............       $ 39,531         $ 14,043              --      $ 53,574
           Accounts receivable, net..............         78,911           69,429              --       148,340
           Inventories, net......................         48,706           35,148              --        83,854
           Intercompany receivables..............        134,418         (134,418)             --              --
           Other current assets..................         14,242           16,972              --        31,214
           Assets of discontinued operations.....             --          193,141              --       193,141
                                                      ------------     -------------  ------------   ------------
                    Total current assets.........        315,808          194,315              --       510,123
     Property and equipment, net.................         55,449            6,242              --        61,691
     Other Assets
           Goodwill..............................          9,788           49,602              --        59,390
           Intangibles, net......................          2,777            1,246              --         4,023
           Investment in subsidiaries............            286           28,083        $(28,369)           --
           Deferred tax assets...................          5,326            1,708              --         7,034
           Other.................................          4,039           17,108              --        21,147
                                                      ------------     -------------  ------------   ------------
                    Total assets.................       $393,473         $298,304        $(28,369)     $663,408
                                                      ============     =============  ============   ============

     Current Liabilities:
           Accounts payable......................       $ 62,181         $ 32,202        $     --      $ 94,383
           Other current liabilities.............         24,439           10,153              --        34,592
           Liabilities of discontinued operations
              and accrued loss on disposal.......             --           68,490              --        68,490
                                                      ------------     -------------  ------------   ------------
                    Total current liabilities....         86,620          110,845              --       197,465

     Long-term debt..............................        125,000               --              --       125,000
     Other.......................................         13,845            2,650              --        16,495
                                                      ------------     -------------  ------------   ------------
                    Total liabilities............        225,465          113,495              --       338,960
                                                      ------------     -------------  ------------   ------------

     Shareholders' Equity:
           Common stock..........................            713              329            (330)          712
           Additional paid-in capital............        191,568          150,149           8,326       350,043
           Accumulated (deficit) earnings........        (24,273)          34,331         (36,365)      (26,307)
                                                      ------------     -------------  ------------   ------------
                    Total shareholders' equity...        168,008          184,809         (28,369)      324,448
                                                      ------------     -------------  ------------   ------------
                    Total liabilities and
                    shareholders' equity.........       $393,473         $298,304        $(28,369)     $663,408
                                                      ============     =============  ============   ============


                  Unaudited Condensed Statements of Operations
   For the Three and Nine Months Ended December 27, 2002 and December 28, 2001


                                                                    Three Months Ended December 27, 2002
                                                                  --------------------------------------------
                                                                                   Guarantor
                                                                      Parent     Subsidiaries    Consolidated
                                                                  ------------   ------------    ------------
     Net sales..............................................         $166,440      $137,453        $303,893
     Cost of goods sold.....................................          116,139       102,562         218,701
                                                                  ------------   ------------    ------------
                    Gross profit............................           50,301        34,891          85,192
     General and administrative expenses....................           35,446        21,902          57,348
     Selling expenses.......................................           15,350         5,905          21,255
                                                                  ------------   ------------    ------------
                    (Loss) income from operations...........             (495)        7,084           6,589
     Other (expense) income ................................          (11,174)       10,897            (277)
                                                                  ------------   ------------    ------------
     (Loss) income from continuing operations before provision
        for income taxes....................................          (11,669)       17,981           6,312
     Provision for income taxes.............................            1,212         1,158           2,370
                                                                  ------------   ------------    ------------
     (Loss) income from continuing operations before
        extraordinary loss..................................          (12,881)       16,823           3,942
     Total loss from discontinued operations................               --        (3,362)         (3,362)
                                                                  ------------   ------------    ------------
     Net (loss) income......................................         $(12,881)      $13,461        $    580
                                                                  ============   ============    ============



                                                                    Three Months Ended December 28, 2001
                                                                  --------------------------------------------
                                                                                   Guarantor
                                                                      Parent     Subsidiaries    Consolidated
                                                                  ------------   ------------    ------------

     Net sales..............................................         $152,287      $126,861        $279,148
     Cost of goods sold.....................................          107,068        94,881         201,949
                                                                  ------------   ------------    ------------
                    Gross profit............................           45,219        31,980          77,199
     General and administrative expenses....................           30,042        19,844          49,886
     Selling expenses.......................................           13,977         5,595          19,572
                                                                  ------------   ------------    ------------
                    Income from operations..................            1,200         6,541           7,741
     Other income (expense).................................              341        (1,440)         (1,099)
                                                                  ------------   ------------    ------------
     Income from continuing operations before provision for
        income taxes........................................            1,541         5,101           6,642
     Provision for income taxes.............................            1,319           905           2,224
                                                                  ------------   ------------    ------------
     Income from continuing operations......................              222         4,196           4,418
     Total loss from discontinued operations................               --        (1,004)         (1,004)
                                                                  ------------   ------------    ------------
     Net income.............................................         $    222      $  3,192        $  3,414
                                                                  ============   ============    ============


            Unaudited Condensed Statements of Operations (continued)



                                                                     Nine Months Ended December 27, 2002
                                                                  -------------------------------------------
                                                                                  Guarantor
                                                                    Parent      Subsidiaries    Consolidated
                                                                  ------------   ------------    ------------

     Net sales..............................................         $478,094      $401,084        $879,178
     Cost of goods sold.....................................          332,578       298,693         631,271
                                                                  ------------   ------------    ------------
                    Gross profit............................          145,516       102,391         247,907
     General and administrative expenses....................          102,075        64,595         166,670
     Selling expenses.......................................           45,193        17,272          62,465
                                                                  ------------   ------------    ------------
                    (Loss) income from operations...........           (1,752)       20,524          18,772
     Other (expense) income.................................          (11,584)        8,046          (3,538)
                                                                  ------------   ------------    ------------
     (Loss) income from continuing operations before provision
        for income taxes....................................          (13,336)       28,570          15,234
     Provision for income taxes.............................            2,160         3,537           5,697
                                                                  ------------   ------------    ------------
     (Loss) income from continuing operations before
        extraordinary loss..................................          (15,496)       25,033           9,537
     Total loss from discontinued operations................                --      (60,911)        (60,911)
     Extraordinary loss.....................................             (666)            --           (666)
                                                                  ------------   ------------    ------------
     Net loss...............................................         $(16,162)     $(35,878)       $(52,040)
                                                                  ============   ============    ============





                                                                     Nine Months Ended December 28, 2001
                                                             -----------------------------------------------------
                                                                          Guarantor    Nonguarantor
                                                             Parent     Subsidiaries    Subsidiary    Consolidated
                                                            --------    ------------   ------------   ------------
     Net sales.........................................     $444,575        $373,099         $ 431       $818,105
     Cost of goods sold................................      314,531         279,808           295        594,634
                                                            --------    ------------   ------------   ------------
                    Gross profit.......................      130,044          93,291           136        223,471
     General and administrative expenses...............       85,289          60,666            53        146,008
     Selling expenses..................................       40,125          16,391            13         56,529
     International Business exit charge................           --              --          (514)          (514)
                                                            --------    ------------   ------------   ------------
                    Income from operations.............        4,630          16,234           584         21,448
     Other expense.....................................          (56)         (4,344)          (14)        (4,414)
                                                            --------    ------------   ------------   ------------
     Income from continuing operations before provision
        for income taxes...............................        4,574          11,890           570         17,034
     Provision for income taxes........................        4,387           1,587            --          5,974
                                                            --------    ------------   ------------   ------------
     Income from continuing operations.................          187          10,303           570         11,060
     Total loss from discontinued operations...........           --         (91,600)           --        (91,600)
                                                            --------    ------------   ------------   ------------
     Net income (loss).................................     $    187        $(81,297)        $ 570       $(80,540)
                                                            ========    ============   ============   ============


                  Unaudited Condensed Statements of Cash Flows
        For the Nine Months Ended December 27, 2002 and December 28, 2001

                                                                        Nine Months Ended December 27, 2002
                                                                    ----------------------------------------------
                                                                                      Guarantor
                                                                      Parent        Subsidiaries     Consolidated
                                                                    ---------       -------------    -------------
     Net loss...............................................        $(16,162)           $(35,878)       $(52,040)
                                                                    ---------       -------------    -------------
     Net cash provided by operating activities..............             116              27,600          27,716
                                                                    ---------       -------------    -------------
     Cash Flows From Investing Activities:
           Capital expenditures.............................          (7,930)               (596)         (8,526)
           Payments on noncompete agreements................            (303)               (150)           (453)
           Payment for business combination.................              --              (4,464)         (4,464)
           Proceeds from sale of Imaging Business...........          36,055             (21,980)         14,075
           Proceeds from sales of property and equipment....               1                  13              14
           Net cash used in discontinued operations.........              --              (1,555)         (1,555)
                                                                    ---------       -------------    -------------
                    Net cash provided by (used in) investing
                    activities..............................          27,823             (28,732)           (909)
                                                                    ---------       -------------    -------------
     Cash Flows From Financing Activities:
           Repayment of Senior Subordinated Notes...........         (19,000)                 --         (19,000)
           Payment of premiums for retirement of Senior
              Subordinated Notes............................            (665)                 --            (665)
           Purchase of treasury stock shares................         (25,182)                 --         (25,182)
           Intercompany borrowings..........................           9,938              (9,938)             --
           Proceeds from issuance of common stock...........             258                  --             258
                                                                    ---------       -------------    -------------
                    Net cash used in financing activities...         (34,651)             (9,938)        (44,589)
                                                                    ---------       -------------    -------------
     Net decrease in cash and cash equivalents..............          (6,712)            (11,070)        (17,782)
     Cash and cash equivalents, beginning of period.........          39,531              14,043          53,574
                                                                    ---------       -------------    -------------
     Cash and cash equivalents, end of period...............        $ 32,819            $  2,973        $ 35,792
                                                                    =========       =============    =============

            Unaudited Condensed Statements of Cash Flows (continued)

                                                                      Nine Months Ended December 28, 2001
                                                             -----------------------------------------------------
                                                                          Guarantor    Nonguarantor
                                                              Parent    Subsidiaries    Subsidiary    Consolidated
                                                             ---------  ------------   ------------   ------------

    Net income (loss)...................................     $    187      $(81,297)      $   570      $(80,540)
                                                             ---------  ------------   ------------   ------------
    Net cash provided by (used in) operating activities        41,502        47,862          (554)       88,810
                                                             ---------  ------------   ------------   ------------
    Cash Flows From Investing Activities:
           Capital expenditures.........................      (13,418)         (451)           --       (13,869)
           Payments on noncompete agreements............         (420)         (737)           --        (1,157)
           Proceeds from sale of property and equipment.        1,905        (1,863)           --            42
           Proceeds from sale of International Business.           --            --           221           221
           Net cash used in discontinued operations.....           --        (3,903)           --        (3,903)
                                                             ---------  ------------   ------------   ------------
                   Net cash (used in) provided by
                    investing activities................      (11,933)       (6,954)          221       (18,666)
                                                             ---------  ------------   ------------   ------------
    Cash Flows From Financing Activities:
           Net borrowings...............................      (65,000)           --            --       (65,000)
           Intercompany borrowings......................       45,117       (35,451)       (9,666)           --
           Investment in Sub............................       (9,999)           --         9,999            --
           Transfer of equity...........................          611          (611)           --            --
           Proceeds from issuance of common stock.......           81            11            --            92
           Net cash used in discontinued operations.....           --          (157)           --          (157)
                                                             ---------  ------------   ------------   ------------
                   Net cash (used in) provided by
                    financing activities................      (29,190)      (36,208)          333       (65,065)
                                                             ---------  ------------   ------------   ------------
    Net increase in cash and cash equivalents..........           379         4,700            --         5,079
     Cash and cash equivalents, beginning of period.....       31,725         2,649            --        34,374
                                                             ---------  ------------   ------------   ------------
    Cash and cash equivalents, end of period...........      $ 32,104      $  7,349       $    --      $ 39,453
                                                             =========  ============   ============   ============


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of December 27, 2002, and the related consolidated statements of operations and cash flows for the three and nine-month periods ended December 27, 2002. These consolidated financial statements are the responsibility of the Company's management.

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


                                                       /s/ KPMG LLP
Jacksonville, Florida
February 6, 2003

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations


General

PSS World Medical, Inc. (the "Company"), a Florida corporation, is a specialty marketer and distributor of medical products to physician offices, long-term care and home care providers, and other alternate-site healthcare providers through 49 full-service centers to customers in all 50 states. Since its inception in 1983, the Company has become a leader in the two market segments it serves as a result of a focused and differentiated approach to customer service, a consultative sales force, unique arrangements with product manufacturers, innovative information systems, and a culture of performance.

Physician Sales & Service (the "Physician Supply Business"), a division of the Company, is a leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States of America based on revenues, number of physician-office customers, number and quality of sales representatives, and number of products distributed under unique arrangements. The Physician Supply Business currently operates 36 full-service centers with 716 sales representatives serving physician offices in all 50 states.

Gulf South Medical Supply, Inc. (the "Long-Term Care Business"), a wholly owned subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America based on revenues and number of sales representatives. The Long-Term Care Business currently operates 13 full-service centers with 129 sales representatives serving long-term care accounts in all 50 states. The Long-Term Care Business' primary markets are independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers.

During the three months ended December 27, 2002, the Company completed the sale of the Diagnostic Imaging, Inc. subsidiary ("DI" or the "Imaging Business"), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. As a result, DI's results of operations have been classified as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for a further discussion.


INDUSTRY

According to industry estimates, the United States of America medical supply and equipment segment of the healthcare industry represents approximately a $22 billion market comprised of medical products and equipment which are distributed to alternate site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare agencies, dental offices, and other alternate site providers, such as outpatient surgery and care centers, podiatrists, and veterinarians. The Company's primary focus is the distribution of medical products to physician offices, long-term care, assisted living, and home care providers as well as other alternate site healthcare providers. The Company's served market is approximately $9 billion, focused on the physicians and long-term care markets.

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

The healthcare industry is subject to extensive government regulation, licensure, and operating procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States. In recent years, government-imposed limits on reimbursement of hospitals, long-term care facilities, and other healthcare providers have affected spending budgets in certain markets within the medical products industry. During 1997, the Balanced Budget Act passed by Congress made significant changes to reimbursements for nursing homes and home care providers. The industry continues to be impacted by these changes. Currently, the industry is being impacted by the October 1, 2002 expiration of certain Medicare supplemental reimbursements for services provided by operators of long-term care facilities. There are no assurances that any Medicare reimbursement relief will be provided by Congress, which may have a financial impact on the Company's customers that provide long-term care healthcare services.

Over the past few years, the healthcare industry has undergone significant consolidation. Physician provider groups, long-term care facilities, and other alternate-site providers continue to consolidate, creating new and larger customers. The majority of the market serviced by the Company continues to include small customers, with no single customer exceeding 10% of the consolidated Company's net sales. However, the Long-Term Care Business depends on a limited number of large customers for a significant portion of its net sales, and approximately 31% of Long-Term Care Business' revenues for the nine months ended December 27, 2002 represented sales to its top five customers.


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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exits costs in Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that fair value is the objective for initial measurement of a liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company will apply the recognition and measurement provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002. Refer to Note 11, Long-Term Debt, where the Company complied with the additional disclosure requirements under FIN 45.

In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. EITF 00-21 can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into beginning fiscal year 2005 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is currently evaluating the impact, if any, of the adoption of EITF 00-21 on its financial condition and results of operations.


In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. The Company is currently in the process of evaluating the impact of SFAS 148 on its financial condition and results of operations. However, additional disclosures will be included in the Company's annual financial statements for the fiscal year ended 2003 and interim financial statements for the first quarter of fiscal year 2004.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates the estimates, judgments and the policies underlying these estimates on a periodic basis as situations change, and regularly discusses financial events, policies, and issues with members of the audit committee and the independent accountants. The significant accounting policies, which management and the audit committee believe are the most critical to fully understand and evaluate the Company's financial position and results of operations, include those detailed in the Company's Annual Report on Form 10-K for the year ended March 29, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". During the nine months ended December 27, 2002, management determined that accounting for discontinued operations is also a critical accounting policy.

Accounting for Discontinued Operations. On September 26, 2002, the Company's Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company's efforts on its Physician Supply and Long-Term Care Businesses, which offer attractive opportunities for growth and profitability. On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the "Buyer"), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm ("Platinum"). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the "Stock Purchase Agreement"). Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date ("Purchase Price"). Cash proceeds, net of these adjustments, received from the transaction were approximately $14.1 million. The Purchase Price is subject to further adjustment based on the net assets and net cash held by DI as of the closing date.

The results of operations of the Imaging Business and the estimated loss on disposal have been classified as "discontinued operations" in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The estimated loss on disposal is subject to change based on the final Purchase Price adjustments that will be recorded in the period in which they become known. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

THREE MONTHS ENDED DECEMBER 27, 2002 VERSUS THREE MONTHS ENDED DECEMBER 28, 2001

Net Sales.


                                           Three Months Ended
                                      ---------------------------
                                      December 27,   December 28,            Percent
(dollars in millions)                     2002          2001       Increase  Change
                                      ------------   ------------  --------  -------

Physician Supply Business.............   $195.2       $180.7        $14.5      8.0%
Long-Term Care Business...............    108.7         98.4         10.3     10.4%
                                      ------------   ------------  --------  -------
               Total Company..........   $303.9       $279.1        $24.8      8.9%
                                      ============   ============  ========  =======

Physician Supply Business--The change in net sales is primarily attributable to an increase in medical disposable sales of approximately $20.0 million, of which branded consumables, private label consumables, and pharmaceuticals increased $12.0 million, $2.0 million, and $6.0 million, respectively. This increase was offset by a decrease in equipment and Immunoassay sales of approximately $5.0 million. Medical disposable sales were positively impacted by (i) the continued success of the SRxSM modules, (ii) an increase in the sale of flu vaccines compared to the prior period, and (iii) expanded focus on pharmaceuticals.

Long-Term Care Business--The increase in net sales is primarily attributable to the success of the ANSWERS(TM) marketing program that aligns improved business processes ("best practices"), typically in the ordering process of nursing home operations and purchasing, with efficient distribution activities of the Long-Term Care Business. During the three months ended December 27, 2002, 37 customers adopted the program, which generated approximately $3.6 million of incremental revenue during the period. In addition, net sales increased due to growth initiatives focused on regional accounts and product line expansion. The acquisition that was completed during the three months ended September 27, 2002 provided approximately $2.5 million of net sales during the three months ended December 27, 2002.

Gross Profit. Gross profit for the three months ended December 27, 2002 totaled $85.2 million, an increase of $8.0 million, or 10.4%, from gross profit of $77.2 million for the three months ended December 28, 2001. Gross profit as a percentage of net sales was 28.0% and 27.7% for the three months ended December 27, 2002 and December 28, 2001, respectively. The increase in gross profit is primarily attributable to the overall increase in net sales described above and
(i) a change in sales mix to higher gross profit consumable products in the Physician Supply Business, (ii) enhanced margins in the Physician Supply Business on certain Abbott products, and (iii) an increase in vendor incentive rebates earned by the Physician Supply and Long-Term Care Businesses, offset by the impact of a charge recorded by the Physician Supply Business related to discontinuing a product line.

General and Administrative Expenses.

                                                                Three Months Ended
                                                 ------------------------------------------------
                                                    December 27, 2002       December 28, 2001
                                                 ------------------------------------------------
                                                              % of Net                % of Net
(dollars in millions)                               Amount      Sales       Amount       Sales      Increase
                                                 ----------   ---------    --------   -----------   ---------
Physician Supply Business....................       $35.4        18.1%      $31.4        17.4%        $4.0
Long-Term Care Business......................        18.1        16.7%       16.5        16.8%         1.6
Other........................................         3.8        --           2.0         --           1.8
                                                 ----------   ---------    --------   -----------   ---------
               Total Company.................       $57.3        18.9%      $49.9        17.9%        $7.4
                                                 ==========   =========    ========   ===========   =========

Physician Supply Business--The increase in general and administrative expenses is primarily attributable to (i) an overall increase in expenses due to the growth in net sales, (ii) additional salary and travel expenses as a result of the conversion to the new Enterprise Resource Planning ("ERP") system, centralized purchasing, and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002 ("Rationalization Programs" or "Transition Period"), (iii) additional warehouse salary expenses at consolidated full-service centers during the Transition Period, offset by the savings from closed centers, (iv) additional depreciation for completed phases of its ERP system, myPSS.com electronic commerce platform, and supply chain initiatives,
(v) temporarily increased freight expenses as a result of the Rationalization Programs, and (vi) an increase in business and medical insurance premiums.

Long-Term Care Business--The increase in general and administrative expenses is primarily attributable to (i) an overall increase in expenses due to the growth in net sales, (ii) an increase in expenses and resources focused on expanding regional accounts and housekeeping product sales, (iii) an increase in business and medical insurance rates, and (iv) an increase in the provision for doubtful accounts. The decrease in general and administrative expenses as a percent of net sales is due to the focus on leveraging its existing capacity to effectively service the increase in net sales.

Other--The increase in general and administrative expenses is primarily attributable to (i) an increase in depreciation expense for the supply chain initiative and leasehold improvements related to the centralization of certain administrative functions to the corporate headquarters located in Jacksonville, Florida, (ii) an increase in business insurance expense due to rate increases on the corporate umbrella and director and officer policies, and (iii) an increase in medical insurance premiums. Furthermore, during the three months ended December 27, 2002, general and administrative expenses of approximately $2.8 million, which include both direct and indirect overhead expenses, normally would have been allocated to the Imaging Business. However, in accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations ("EITF 87-24"), the Company was only permitted to allocate approximately $1.2 million of these expenses to discontinued operations, which represent overhead expenses directly attributable to the Imaging Business for the period from September 28, 2002 to November 818, 2002. As a result of a transition services agreement executed upon the sale of the Imaging Business, a portion of the remaining $1.6 million of general administrative expenses were reimbursed by the Buyer. The reimbursement of these expenses is recorded in other income in the accompanying Statements of Operations. During the three months ended December 28, 2001, approximately $2.6 million of expenses normally allocated to the Imaging
Business were included in general and administrative expenses of which approximately $1.9 million was directly attributable to the Imaging Business and allocated to discontinued operations. The timing of the closing of the transaction impacted the amount allocated to discontinued operations period to period.

General and administrative expenses also include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $0.7 million during the three months ended December 27, 2002 compared to the same period of the prior fiscal year. The following table summarizes charges that are included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):


                                                             Three Months Ended December 27, 2002
                                                    ----------------------------------------------------
                                                    Physician         Long-
                                                      Supply        Term Care
                                                     Business        Business        Other         Total
                                                    ---------       ---------     -----------  ---------

         Restructuring costs and expenses....            $0.5           $ --            $0.5       $1.0
         Merger costs and expenses...........              --             --             0.5        0.5
         Reversal of operational tax charge..              --             --            (0.1)      (0.1)
         Other...............................              --             --             --          --
                                                    ---------       ---------     -----------  ---------
                        Total.................           $0.5           $ --            $0.9       $1.4
                                                    =========       =========     ===========  =========



                                                             Three Months Ended December 28, 2001
                                                    ----------------------------------------------------
                                                    Physician         Long-
                                                      Supply        Term Care
                                                     Business        Business        Other         Total
                                                    ---------       ---------     -----------  ---------

         Restructuring costs and expenses....            $ --           $0.1            $ --       $0.1
         Merger costs and expenses...........              --             --             0.6        0.6
         Reversal of operational tax charge..              --             --            (0.4)      (0.4)
         Other...............................             0.2            0.2              --        0.4
                                                    ---------       ---------     -----------  ---------
                        Total.................           $0.2           $0.3            $0.2       $0.7
                                                    =========       =========     ===========  =========

         Restructuring Costs and Expenses

         Restructuring costs and expenses for the three months ended December 27, 2002 and December 28, 2001 primarily include (i) costs expensed related to the restructuring plan that was adopted as a result of the sale of the Imaging Business and (ii) costs expensed as incurred related to the Physician Supply Business restructuring plan that was adopted during the fourth quarter of fiscal year 2002.

         Plan Adopted During the Third Quarter of Fiscal Year 2003--Other Segment. As a result of the sale of the Imaging Business, management and the Board of Directors approved and adopted a formal plan to restructure certain positions within the Company during the three months ended December 27, 2002. As a result of the plan, approximately 21 employees, including leaders and administrative personnel, will be involuntarily terminated. As of December 27, 2002, 7 employees had been terminated. During the three months ended December 27, 2002, the Company expensed $0.5 million related to this plan, which includes approximately $0.4 million of involuntary employee termination costs and $0.1 million of direct transaction costs.

         Plan Adopted During the Fourth Quarter of Fiscal Year 2002--Physician Supply Business. During the three months ended December 27, 2002, the Physician Supply Business recorded charges of $0.5 million, which includes branch shut down costs of $0.3 million, $0.1 million of lease termination costs, and $0.1 million of involuntary employee benefit costs. Refer to Note 3, Accrued Restructuring Costs and Expenses, for a discussion of the status of this plan.

         Management reevaluates its estimates of the total costs related to this plan and makes any necessary adjustments on a quarterly basis. During the three months ended September 27, 2002, the original total estimated costs of $6.5 million have been revised to be approximately $5.7 million, of which approximately $4.2 million and $0.7 million was recognized during fiscal year 2002 and the nine months ended December 27, 2002, respectively. Approximately $0.8 million will be expensed as incurred during the remaining three months of fiscal year 2003. The revision to the total estimated costs of the plan related to involuntary employee termination costs and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking rather than incur the removal and disposal expenses.

         Management anticipates that this plan will be substantially completed by the end of the fourth quarter of fiscal year 2003. Management is also currently evaluating whether to extend its branch rationalization program, which may result in recording additional restructuring charges during the fourth quarter of fiscal year 2003. If a restructuring plan is adopted subsequent to December 31, 2002, such charges will be recorded in accordance with SFAS 146.

         Various Restructuring Plans Adopted in Prior Fiscal Years. During the three months ended December 28, 2001, the Long-Term Care Business recorded $0.1 million of restructuring costs as incurred for lease termination costs.

         Merger Costs and Expenses

         Merger costs and expenses for the three months ended December 27, 2002 and December 28, 2001 include costs related to employee retention bonuses. On February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the "Retention Plans"). As part of the Company's strategic alternatives process, management adopted these plans to retain certain officers and key employees during the strategic alternatives transition period. The total cash compensation costs related to these plans is approximately $8.2 million, of which $6.8 million was expensed in prior fiscal years and $0.7 million was expensed during the six months ended September 27, 2002. Approximately $0.5 million and $0.6 million was recognized during the three months ended December 27, 2002 and December 28, 2001, respectively. An additional $0.2 million will be expensed during the remaining three months of fiscal year 2003.

         Reversal of Operational Tax Charge

         During the three months ended December 27, 2002 and December 28, 2001, the Company performed an analysis and reversed approximately $0.1 million and $0.4 million, respectively, of a previously recorded operating tax charge reserve.

         Other

         During the three months ended December 28, 2001, the Company incurred $0.4 million related to certain lease termination costs for locations that were previously vacated in connection with prior restructuring plans.

Selling Expenses.


                                                            Three Months Ended
                                             ------------------------------------------------
                                                December 27, 2002         December 28, 2001
                                             ----------------------    ----------------------
                                                           % of Net                  % of Net
(dollars in millions)                         Amount       Sales        Amount       Sales       Increase
                                             --------     ---------    --------    ----------   --------

Physician Supply Business..............       $18.1         9.3%        $16.5         9.1%         $1.6
Long-Term Care Business................         3.2         2.9%          3.1         3.2%          0.1
                                             --------     ---------    --------    ----------   --------
               Total Company...........       $21.3         7.0%        $19.6         7.0%         $1.7
                                             ========     =========    ========    ==========   ========

Physician Supply Business--The change in selling expenses is primarily attributable to an increase in commission expense due to (i) the increased sales volume discussed above, (ii) the addition of 7 new sales representatives, and
(iii) the sales representatives' focus on enhancing overall margins. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

Long-Term Care Business--Although net sales increased, selling expenses remained relatively constant from period to period. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales and on total gross profit dollars versus established quotas.

Income from Operations.


                                                                Three Months Ended
                                                           ------------------------------
                                                           December 27,     December 28,      Increase
(dollars in millions)                                          2002             2001         (Decrease)
                                                           ------------     -------------   ------------
Physician Supply Business............................             $5.9          $ 6.2         $(0.3)
Long-Term Care Business..............................              4.6            3.6           1.0
Other................................................             (3.9)          (2.1)         (1.8)
                                                           ------------     -------------   ------------
               Total Company.........................             $6.6          $ 7.7         $(1.1)
                                                           ============     =============   ============

Income from operations for each business segment changed due to the factors discussed above.

Interest Expense. Interest expense for the three months ended December 27, 2002 totaled $2.3 million, an increase of $0.8 million, or 46.9%, from interest expense of $1.5 million for the three months ended December 28, 2001. In accordance with EITF 87-24, a portion of the Company's interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. Interest expense allocated to discontinued operations was $0.5 million and $1.0 million for the three months ended December 27, 2002 and December 28, 2001, respectively. In addition, during the three months ended December 28, 2001, approximately $0.6 million of interest was capitalized, which reduced interest expense, in connection with the Company's purchase and development of its ERP systems. Excluding the effects of the allocation of interest to discontinued operations and the capitalized interest, interest expense decreased approximately $0.3 million. This decrease in interest expense is primarily attributable to lower outstanding debt balances under the Company's revolving credit agreement and the Company's $125 million Senior Subordinated Notes (the "Notes") over the prior period and an overall reduction in interest rates.

Interest and Investment Income. Interest and investment income remained constant from period to period.

Other Income. Other income for the three months ended December 27, 2002 totaled $1.9 million, an increase of $1.5 million from other income of $0.4 million for the three months ended December 28, 2001. During the three months ended December 27, 2002, approximately $1.6 million of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The increase in other income was offset by a decrease in the amount of customer finance charge income and an increase in the loss on sales of property and equipment recorded at the Physician Supply Business.

Provision for Income Taxes. Provision for income taxes was $2.4 million for the three months ended December 27, 2002, a change of $0.2 million from the provision for income taxes of $2.2 million for the three months ended December 28, 2001. The effective income tax rate was approximately 37.5% and 33.5% for the three months ended December 27, 2002 and December 28, 2001, respectively. The increase in the effective rate is primarily attributable to an increase in unfavorable permanent items and a decrease in the income from continuing operations before provision for income taxes, excluding the effect of the International Business.

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

Total Loss from Discontinued Operations.

Net sales for the Imaging Business were $93.2 million for the three months ended December 27, 2002, a decrease of $83.0 million from net sales of $176.2 million for the three months ended December 28, 2001. The timing of the sale of the Imaging Business, which was November 18, 2002, resulted in 35 days of sales during the three months ended December 27, 2002 compared to 62 days of sales during the three months ended December 28, 2001.

The pretax loss from operations was $3.6 million for the three months ended December 27, 2002, an increase of $2.0 million from a pretax loss from operations of $1.6 million for the three months ended December 28, 2001. This increase in the loss from operations is primarily related to the reduction in net sales discussed above.

Net Income. Net income for the three months ended December 27, 2002 totaled $0.6 million compared to $3.4 million for the three months ended December 28, 2001. The net income for the three months ended December 27, 2002 included a charge of $1.2 million for the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.


NINE MONTHS ENDED DECEMBER 27, 2002 VERSUS NINE MONTHS ENDED DECEMBER 28, 2001

Net Sales.

                                                     Nine Months Ended
                                               -----------------------------
                                               December 27,     December 28,       Increase      Percent
(dollars in millions)                             2002              2001          (Decrease)     Change
                                               ------------     ------------    ------------    ---------
Physician Supply Business..............         $562.2             $528.2           $34.0           6.4 %
Long-Term Care Business................          317.0              289.5            27.5           9.5 %
Other..................................           --                  0.4            (0.4)       (100.0)%
                                               ------------     ------------    ------------    ---------
               Total Company...........         $879.2             $818.1           $61.1           7.5 %
                                               ============     ============    ============    =========

Physician Supply Business--The change in net sales is primarily attributable to an increase in medical disposables sales of approximately $43.0 million, of which branded consumables, private label consumables, and pharmaceuticals increased $28.0 million, $6.0 million, and $9.0 million, respectively. This increase was offset by a decrease in equipment and Immunoassay sales of approximately $9.0 million. Medical disposable sales were positively impacted by
(i) the continued success of the SRxSM modules, (ii) an increase in the sale of flu vaccines compared to the prior period, and (iii) the addition of 29 new sales representatives.

Long-Term Care Business--The increase in net sales is primarily attributable to the growth generated by the ANSWERS(TM) marketing program. To date, over 270 customers have adopted the program, which generated approximately $10.4 million of incremental revenue during the nine months ended December 27, 2002. In addition, net sales increased due to growth initiatives focused on regional accounts and product line expansion. The acquisition that was completed during the three months ended September 27, 2002 provided approximately $2.9 million of net sales during the nine months ended December 27, 2002.

Gross Profit. Gross profit for the nine months ended December 27, 2002 totaled $247.9 million, an increase of $24.4 million, or 10.9%, from gross profit of $223.5 million for the nine months ended December 28, 2001. Gross profit as a percentage of net sales was 28.2% and 27.3% for the nine months ended December 27, 2002 and December 28, 2001, respectively. The increase in gross profit is primarily attributable to the overall increase in net sales described above. In addition, gross profit was positively impacted by (i) a change in sales mix to higher gross profit consumable products in the Physician Supply Business and
(ii) an increase in vendor incentive rebates earned by the Physician Supply and Long-Term Care Businesses, offset by the impact of a charge recorded by the Physician Supply Business related to discontinuing a product line.

General and Administrative Expenses.

                                                                 Nine Months Ended
                                                  ----------------------------------------------
                                                     December 27, 2002        December 28, 2001
                                                  ----------------------     -------------------
                                                               % of Net                 % of Net
(dollars in millions)                               Amount       Sales       Amount       Sales       Increase
                                                  ---------    ---------     -------    --------      --------
Physician Supply Business....................      $102.0        18.1%        $90.2       17.1%        $11.8
Long-Term Care Business......................        53.2        16.8%         50.8       17.5%          2.4
Other........................................        11.5        --             5.0       --             6.5
                                                  ---------    ---------     -------    --------      --------
               Total Company.................      $166.7        19.0%       $146.0       17.8%        $20.7
                                                  =========    =========     =======    ========      ========


Physician Supply Business--The increase in general and administrative expenses is primarily attributable to (i) an overall increase in expenses due to the growth in net sales, (ii) additional salary and travel expenses as a result of the Rationalization Programs, (iii) additional warehouse salary expenses at consolidated full-service centers during the Transition Period, offset by the savings from closed centers, (iv) additional depreciation for completed phases of its ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, (v) temporarily increased freight expenses as a result of the Rationalization Programs, (vi) an increase in business and medical insurance premiums, and (vii) additional amortization expense as a result of the signing bonuses given to new sales representatives.

Long-Term Care Business--The change in general and administrative expenses is primarily attributable to (i) an overall increase in expenses due to the growth in net sales, (ii) a corresponding increase in salary expense and employee incentive compensation, (iii) an increase in amortization expense for an impaired noncompete intangible asset, (iv) an increase in fees charged by a Long-Term Care eCommerce network provider as a result of more customers using the network to purchase products, (v) an increase in expenses and resources focused on expanding regional accounts and housekeeping product sales, and (vi) an increase in business and medical insurance premiums. The decrease in general and administrative expenses as a percent of net sales is due the focus on leveraging its existing capacity to effectively service the increase in net sales.

Other-- The increase in general and administrative expenses is primarily attributable to (i) an increase in depreciation expense for the supply chain initiative and leasehold improvements related to the centralization of certain administrative functions to the corporate headquarters located in Jacksonville, Florida, (ii) an increase in salary expense as a result of the supply chain initiative and two executive positions filled during fiscal year 2002, (iii) investments in enterprise-wide learning initiatives to increase employee competencies and knowledge and to ensure consistent business practices, (iv) an increase in business insurance expense due to rate increases on the corporate umbrella and director and officer policies, and (v) an increase in medical insurance premiums. Furthermore, during the nine months ended December 27, 2002, general and administrative expenses of approximately $8.5 million, which include both direct and indirect overhead expenses, normally woud have been allocated to the Imaging Business. However, in accordance with EITF 87-24, the Company was only permitted to allocate approximately $5.5 million of these expenses to discontinued operations, which represent overhead expenses directly attributable to the Imaging Busienss for the period from March 30, 2002 to November 18, 2002. As a result of a transition services agreement executed upon the sale of the Imaging Business, approximately $1.6 million of general administrative expenses were reimbursed by the Buyer. The reimbursement of these expenses is recorded in other income in the accompanying Statements of Operations. During the nine months ended December 28, 2001, approximately $7.8 million of expenses normally allocated to the Imaging Business were included in general and administrative expenses of which approximately $5.6 million was directly attributable to the Imaging Business and allocated to discontinued operations. The timing of the closing of the transaction impacted the amount allocated to discontinued operations period to period to period.

General and administrative expenses also include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $4.7 million during the nine months ended December 27, 2002 compared to the same period of the prior fiscal year. The following table summarizes charges that are included in general and administrative expenses in the accompanying consolidated statements of operations (in millions):


                                                           Nine Months Ended December 27, 2002
                                                 --------------------------------------------------------
                                                   Physician       Long-
                                                    Supply       Term Care
                                                   Business       Business       Other         Total
                                                 ------------- -------------- ------------ --------------

         Restructuring costs and expenses...            $0.8         $--           $0.5        $1.3
         Merger costs and expenses..........              --          --            1.3         1.3
         Accelerated depreciation...........             0.2          --             --         0.2
         Reversal of operational tax charge.              --          --           (0.2)       (0.2)
         Other..............................             0.3          --            2.9         3.2
                                                 ------------- -------------- ------------ --------------
                       Total................            $1.3         $--           $4.5        $5.8
                                                 ============= ============== ============ ==============


                                                           Nine Months Ended December 28, 2001
                                                 --------------------------------------------------------
                                                   Physician       Long-
                                                    Supply       Term Care
                                                   Business       Business       Other         Total
                                                 ------------- -------------- ------------ --------------

         Restructuring costs and expenses...            $0.6          $0.2          $  --        $0.8
         Merger costs and expenses..........              --            --            1.7         1.7
         Reversal of operational tax charge.              --            --           (1.8)       (1.8)
         Other..............................             0.2           0.2             --         0.4
                                                 ------------- -------------- ------------ --------------
                       Total................           $0.8          $0.4           $(0.1)      $ 1.1
                                                 ============= ============== ============ ==============


         Restructuring Costs and Expenses

         Plan Adopted During the Third Quarter of Fiscal Year 2003--Other Segment. During the nine months ended December 27, 2002, the Company expensed $0.5 million related to this plan, which includes approximately $0.4 million of involuntary employee termination costs and $0.1 million of direct transaction costs.

         Plan Adopted During the Fourth Quarter of Fiscal Year 2002--Physician Supply Business. During the nine months ended December 27, 2002, the Physician Supply Business recorded charges of $1.5 million, which include branch shut down costs of $0.8 million, involuntary employee termination costs of $0.4 million, and employee relocation costs of $0.3 million. Management revaluated its previous estimates and reversed approximately $0.7 million, which includes involuntary employee termination costs of $0.4 million and branch shutdown costs of $0.3 million. (Refer to Note 3, Accrued Restructuring Costs and Expenses, for a discussion of the status of this plan.)

         Various Restructuring Plans Adopted in Prior Fiscal Years. During the nine months ended December 28, 2001, the Company recorded $0.9 million of restructuring costs as incurred. The costs during the nine months ended December 28, 2001 primarily resulted from the involuntary termination of 63 employees, branch shutdown costs and lease termination costs for the merger into existing locations of three distribution centers of the Company's Physician Supply Business. During the nine months ended December 28, 2001, the Company reversed approximately $0.1 million of restructuring costs, which primarily relate to lease termination costs.

         Merger Costs and Expenses

         As a result of the Retention Plans, approximately $1.3 million and $1.7 million was recognized during the nine months ended December 27, 2002 and December 28, 2001, respectively.

         Accelerated Depreciation

         The Physician Supply Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter of fiscal year 2002. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of certain assets in accordance with APB No. 20, Accounting Changes. As a result of shortening the useful lives during the fourth quarter of fiscal year 2002 to coincide with the planned disposal date, the Company recorded $0.2 million of accelerated depreciation during the nine months ended December 27, 2002. This change in estimate decreased basic and diluted earnings per share by less than $0.01 for the nine months ended December 27, 2002.

         Reversal of Operational Tax Charge

         During the nine months ended December 27, 2002 and December 28, 2001, the Company performed an analysis and reversed approximately $0.2 million and $1.8 million, respectively, of a previously recorded operating tax charge reserve.

         Other

         As part of the Company's ongoing review of the realization of the three notes receivables outstanding from the Company's former Chairman and Chief Executive Officer, the Company determined that an allowance for doubtful accounts was required for the unsecured note receivable. As a result, during the nine months ended December 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable. This allowance does not represent a forgiveness of debt.

         During the nine months ended December 27, 2002, the Physician Supply Business incurred $0.3 million of lease termination costs for locations that were previously vacated in connection with prior restructuring plans. During the nine months ended December 28, 2001, the Company incurred $0.4 million of lease termination costs for locations that were previously vacated in connection with prior restructuring plans.

Selling Expenses.


                                                        Nine Months Ended
                                            ---------------------------------------------
                                            December 27, 2002        December 28, 2001
                                            --------------------   ----------------------

                                                        % of Net                % of Net
(dollars in millions)                        Amount       Sales       Amount      Sales      Increase
                                            --------    --------   -----------  ---------    --------
Physician Supply Business..............       $53.2        9.5%        $47.6      9.0%        $5.6
Long-Term Care Business................         9.3        2.9%          8.9      3.1%         0.4
                                            --------    --------   -----------  ---------    --------
               Total Company...........       $62.5        7.1%        $56.5      6.9%        $6.0
                                            ========    ========   ===========  =========    ========

Physician Supply Business--The change in selling expenses is primarily attributable to an increase in commission expense due to (i) the increased sales volume discussed above, (ii) the addition of 29 new sales representatives, and
(iii) the sales representatives' focus on enhancing overall margins. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

Long-Term Care Business--Although net sales increased, selling expenses remained relatively constant from period to period. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales and on total gross profit dollars versus established quotas.

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

Income from Operations.

                                                            Nine Months Ended
                                                    --------------------------------
                                                     December 27,     December 28,      Increase
(dollars in millions)                                    2002             2001         (Decrease)
                                                    --------------- ---------------- --------------

Physician Supply Business.......................         $17.1           $18.3            $(1.2)
Long-Term Care Business.........................          13.2             7.6              5.6
Other...........................................         (11.5)           (4.5)            (7.0)
                                                    --------------- ---------------- --------------
               Total Company....................         $18.8           $21.4            $(2.6)
                                                    =============== ================ ==============


Income from operations for each business segment changed due to the factors discussed above.

Interest Expense. Interest expense for the nine months ended December 27, 2002 totaled $6.7 million, an increase of $0.5 million, or 9.3%, from interest expense of $6.2 million for the nine months ended December 28, 2001. Interest expense allocated to discontinued operations was $2.2 million and $3.6 million for the nine months ended December 27, 2002 and December 28, 2001, respectively. In addition, during the nine months ended December 28, 2001, approximately $1.6 million of interest was capitalized, which reduced interest expense, in connection with the Company's purchase and development of its ERP systems and approximately $0.4 million of accelerated amortization of debt issuance costs was recorded as a result of refinancing the prior credit facility on May 24, 2001. Excluding the effects of the allocation of interest to discontinued operations, the capitalized interest, and the accelerated amortization of debt issuance costs, interest expense decreased approximately $2.1 million. This decrease is primarily attributable to lower outstanding debt balances under the Company's revolving credit agreement and the Senior Subordinated Notes over the prior period and an overall reduction in interest rates.

Interest and Investment Income. Interest and investment income for the nine months ended December 27, 2002 totaled $0.4 million, an increase of $0.2 million, or 108.0%, from interest and investment income of $0.2 million for the nine months ended December 28, 2001.

Other Income. Other income for the nine months ended December 27, 2002 totaled $2.8 million, an increase of $1.3 million, or 79.7%, from other income of $1.5 million for the nine months ended December 28, 2001. During the nine months ended December 27, 2002, approximately $1.6 million of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The increase in other income was offset by a decrease in the amount of customer finance charge income on the Long-Term Care and Physician Supply Businesses customer accounts and an increase in the loss on sales of property and equipment recorded at the Physician Supply Business.

Provision for Income Taxes. Provision for income taxes was $5.7 million for the nine months ended December 27, 2002, a change of $0.3 million from the provision for income taxes of $6.0 million for the nine months ended December 28, 2001. The effective income tax rate was approximately 37.4% and 35.1% for the nine months ended December 27, 2002 and December 28, 2001, respectively. The increase in the effective rate is primarily attributable to (i) an increase in unfavorable permanent items and (ii) a decrease in the income from continuing operations before provision for income taxes, excluding the effect of the International Business, offset by a valuation allowance recorded during fiscal year 2002 against certain deferred tax assets resulting from capital loss carryforwards generated from the sale of the International Business.

Total Loss from Discontinued Operations.

Net sales for the Imaging Business were $445.6 million for the nine months ended December 27, 2002, a decrease of $86.7 million from net sales of $532.3 million for the nine months ended December 28, 2001. The timing of the sale of the Imaging Business, which was November 18, 2002, resulted in 162 days of sales during the three months ended December 27, 2002 compared to 189 days of sales during the nine months ended December 28, 2001.

The pretax loss from operations was $6.7 million for the nine months ended December 27, 2002, an increase of $4.4 million from a pretax loss from operations of $2.3 million for the nine months ended December 28, 2001. This increase in the loss from operations is primarily related to a reduction in net sales discussed above.

The Company has recorded a $35.7 million income tax benefit related to the disposal of the Imaging Business during the nine months ended December 27, 2002. The Company has a total deferred tax asset of approximately $57.6 million, which represents the tax effect of the anticipated income tax net operating loss ("NOL") to be generated as a result of the sale of the Imaging Business. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the Buyer to treat the transaction as a sale of assets in accordance with ss.338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income for fiscal years 2004, 2005, and 2006. The NOL is classified as a deferred tax asset in other noncurrent assets in the Other segment's accompanying balance sheet. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

Extraordinary Loss. During the nine months ended December 27, 2002, the Company retired $19.0 million principal amount of its $125.0 million Senior Subordinated Notes. An extraordinary loss of $0.7 million was incurred as a result of the early extinguishment of debt, consisting of $0.7 million redemption premiums and the accelerated amortization of associated debt issuance costs of $0.4 million, net of an income tax benefit of $0.4 million.

Net Loss. Net loss for the nine months ended December 27, 2002 totaled $52.0 million compared to a net loss of $80.5 million for the nine months ended December 28, 2001. The net loss for the nine months ended December 27, 2002 included a charge of $60.9 million for the total loss from discontinued operations and $0.7 million extraordinary loss on early extinguishment of debt. The net loss for the nine months ended December 28, 2001 primarily related to a goodwill impairment charge of $90.0 million, net of a benefit for income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company's operations. The Company expects this growth will be funded through a combination of cash flows from operating activities, revolving credit borrowings, and other financing arrangements.

Statement of Cash Flows Discussion

Net cash provided by operating activities was $27.7 million and $88.8 million for the nine months ended December 27, 2002 and December 28, 2001, respectively. During the nine months ended December 27, 2002 and December 28, 2001, cash flows from operating activities were positively impacted by noncash items of $18.0 million and $23.6 million, respectively, related to depreciation, amortization of intangible assets, amortization of debt issuance costs, provisions for doubtful accounts and notes receivables, benefit for deferred income taxes, and loss on sales of property and equipment. During the nine months ended December 28, 2001, cash flows from operating activities were positively impacted by the implementation of working capital reduction initiatives that started in the last half of fiscal year 2001.

Net cash used in investing activities was $1.0 million and $18.7 million for the nine months ended December 27, 2002 and December 28, 2001, respectively. During the nine months ended December 27, 2002 and December 28, 2001, capital expenditures totaled $8.5 million and $13.9 million, respectively. Capital expenditures related to the continued development of the Company's ERP system, electronic commerce platforms, and supply chain integration were approximately $1.1 million and $9.5 million during the nine months ended December 27, 2002 and December 28, 2001. During the nine months ended December 27, 2002, approximately $4.0 million of the capital expenditures relate to the distribution center expansions and software development for centralizing the purchasing function as a result of the Rationalization Programs. In addition, during the three months ended September 27, 2002, the Long-Term Care Business purchased a business for approximately $4.5 million. During the three months ended December 27, 2002, cash flows from investing activities were positively impacted by the sale of the Imaging Business. The original purchase price was estimated to be $45.0 million cash subject to adjustment based on the net assets sold and net cash held by the Imaging Business as of the closing date. Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date. The cash proceeds received during the nine months ended December 27, 2002 were reduced by approximately $1.3 million for transaction costs. Approximately $2.7 million of additional transaction costs, which are accrued in the accompanying balance sheet as an accrued loss on disposal, will be paid subsequent to December 27, 2002.

Net cash used in financing activities was $44.6 million for the nine months ended December 27, 2002 compared to net cash used in financing activities of $65.1 million for the nine months ended December 28, 2001. During the nine months ended December 27, 2002, the Company paid $19.7 million to retire a portion of the Notes and $25.2 million to repurchase approximately 3.6 million shares of the Company's common stock under approved stock repurchase programs. During fiscal year 2002, the Company repaid a significant amount of debt outstanding under the revolving line of credit agreement using cash flows from operating activities.

Operating Trends

Excluding the assets and liabilities of discontinued operations, the Company had working capital of $175.4 million and $188.0 million as of December 27, 2002 and March 29, 2002, respectively. Accounts receivable, net of allowances, were $157.0 million and $148.3 million at December 27, 2002 and March 29, 2002, respectively. The average number of days sales in accounts receivable outstanding was approximately 46.2 and 46.7 days for the three months ended December 27, 2002 and March 29, 2002, respectively. For the three months ended December 27, 2002, the Company's Physician Supply and Long-Term Care Businesses had days sales in accounts receivable outstanding of approximately 42.6 and 52.6 days, respectively.

Inventories were $84.0 million and $83.9 million as of December 27, 2002 and March 29, 2002, respectively. The Company had inventory turnover of 10.1x and 9.4x for the three months ended December 27, 2002 and March 29, 2002, respectively. For the three months ended December 27, 2002, the Company's Physician Supply and Long-Term Care Businesses had inventory turnover of 9.2x and 12.2x, respectively.

The following table presents Adjusted EBITDA and other financial data for the three and nine months ended December 27, 2002 and December 28, 2001 (in thousands):

Other Financial Data:


                                                         Three Months Ended               Nine Months Ended
                                                   -----------------------------    -----------------------------
                                                   December 27,     December 28,    December 27,     December 28,
                                                       2002             2001            2002             2001
                                                   ------------     ------------    -------------    ------------

Income from operations........................         $ 6,589         $ 7,741          $18,772        $ 21,448
Plus:  Other income...........................           1,944             397            2,753           1,532
Plus:  Depreciation and amortization of
   intangible assets..........................           3,660           2,685           10,675           6,986
Plus:  Charges included in general and
   administrative expenses (d)................           1,385             696            5,643           1,096
Plus:  International Business exit charge
   reversal                                                 --              --               --            (514)
                                                   ------------     ------------    -------------    ------------
Adjusted EBITDA (a)...........................         $13,578         $11,519          $37,843        $ 30,548

Interest expense..............................         $ 2,268         $ 1,544          $ 6,732        $  6,158
Interest coverage (b).........................            6.0x            7.5x             5.6x            5.0x
Adjusted EBITDA Margin (c)....................            4.5%            4.1%             4.3%            3.7%

Net cash provided by operating activities.....                                         $ 27,716        $ 80,111
Net cash used in investing activities.........                                         $   (909)       $(18,666)
Net cash used in financing activities.........                                         $(44,589)       $(65,065)

                                                                                       As of
                                                                           -----------------------------
                                                                           December 27,     December 28,
                                                                               2002             2001
                                                                           ------------     ------------

         Return on committed capital (e) (d)..........................         21.4%           17.4%
         Ratio of debt to capitalization (f)..........................         30.0%           38.5%


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

(d) Charges included in general and administrative expenses for the three and nine months ended December 27, 2002 excludes $31 and $169 of accelerated depreciation, respectively. Accelerated depreciation is included in depreciation and amortization in the Adjusted EBITDA calculation.

(e) Return on committed capital equals Adjusted EBITDA less depreciation divided by the average of the two most recent fiscal quarters of total assets less the sum of cash and cash equivalents, goodwill, net intangibles, accounts payable, accrued expenses, and other current and noncurrent liabilities. The deferred tax asset of $35,675 generated from the estimated loss on disposal of the Imaging Business is excluded from this calculation. The result of this calculation is then annualized.

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

Under the Notes Indenture, beginning October 1, 2002, the Company has the right to call the Notes at a call premium of 4.25% of face value. The Company is currently evaluating the economic feasibility of calling the Notes using cash flows from operations, availability under the Revolving Credit Agreement, cash from obtaining an alternate financing facility, or a combination of these sources.

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

On August 12, 2002, the Company received a consent from the Lenders and the Agent for the Lenders for the repurchase of up to $35.0 million of its common stock through June 30, 2003.

On October 24, 2002, the Company received a consent from the Lenders and the Agent for the Lenders for the sale of all the outstanding capital stock of DI.

As of December 27, 2002, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company's anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

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

The Company is currently evaluating alternative debt structures with a goal of reducing its overall cost of debt.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the Notes and Credit Facility, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition agreements and employment agreements. As of December 27, 2002, the Company had no borrowings outstanding under the credit facility. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Supply Business, the Long-Term Care Business, and Other (in thousands):


                                                       Fiscal Years
                                 -------------------------------------------------------
                                 (remaining
                                  3 months)
                                    2003        2004        2005       2006       2007      Thereafter     Total
                                 ----------   ----------  ---------  ----------  --------   ----------   ----------

Long-term debt................      $   --     $    --     $    --     $   --     $   --     $106,000     $106,000
Operating leases:
    Restructuring.............         306       1,184         722        330         29           --        2,571
    Operating.................       5,284      16,239      12,340      8,235      6,147        7,022       55,267
Noncompetition agreements.....         193         238          93         35         34          115          708
Employment agreements.........       1,779         162         162         --         --           --        2,103
                                 ----------   ----------  ---------  ----------  --------   ----------   ----------
         Total................      $7,562     $17,823     $13,317     $8,600     $6,210     $113,137     $166,649
                                 ==========   ==========  =========  ==========  ========   ==========   ==========


Other

On July 30, 2002, the Company's Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, the Company had completed the repurchase of the 3.6 million common shares under this program at an average price of $7.12 per common share. On December 17, 2002, the Company's Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, no shares have been purchased under this program.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K:


   Exhibit
    Number     Description
----------    -----------------------------------------------------------------

  3.1          Amended and Restated Articles of Incorporation, dated as of March 15, 1994.  (7)

  3.1a         Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001.  (16)

  3.1b         Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001.  (16)

  3.2          Amended and Restated Bylaws, dated as of March 15, 1994.  (3)

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

  4.4          Shareholder  Protection  Rights  Agreement,  dated as of  April 20,  1998,  between the Company and
               Continental Stock Transfer & Trust Company, as Rights Agent.  (8)

  4.4a         Amendment to  Shareholder  Protection  Rights  Agreement,  dated as of June 21,  2000,  between the
               Company and Continental Stock Transfer & Trust Company as Rights Agent.  (10)

  4.4b         Amendment to Shareholder  Protection  Rights  Agreement,  dated as of April 12,  2002,  between the
               Company and First Union National Bank, as Successor Rights Agent.  (18)

  10.1         Incentive Stock Option Plan, dated as of May 14, 1986.  (1)

  10.2         Amended and Restated Directors Stock Plan.  (5)

  10.3         Amended and Restated 1994 Long-Term Incentive Plan.  (5)

  10.4         Amended and Restated 1994 Long-Term Stock Plan.  (5)

  10.5         1994 Employee Stock Purchase Plan.  (4)

  10.6         1994 Amended Incentive Stock Option Plan.  (1)

  10.7         1999 Long-term Incentive Plan.  (9)

  10.8         Distributorship  Agreement  between Abbott  Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment - Separately filed with the SEC).  (2)

  10.9         Amended and Restated Savings Plan.  (19)


  10.9a        First Amendment to the Amended and Restated Savings Plan (21).

  10.10        Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as
               Agent, and Banc of America Securities LLC, as Arranger.  (12)

  10.10a Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (14)

  10.11        Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith.
               (13)

  10.11a       Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
               David A. Smith.  (13)

  10.12        Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen,
               Sr.  (13)

  10.12a       Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John
               F. Sasen, Sr.  (13)

  10.13        Consulting Agreement, dated as of June 13, 2002, by and between the Company and Douglas J.
               Harper.  (19)

  10.14        Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless.
               (15)

  10.14a       Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
               Gary A. Corless.  (15)

  10.15        Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English.
               (15)

  10.15a       Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and
               Kevin P. English.  (15)

  10.16        Employment Agreement, dated as of January 7, 2002, by and between the Company and David M.
               Bronson.  (17)

  10.18        Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly.
               (13)

  10.19        Stock Purchase  Agreement,  dated as of October 28,  2002, among PSS World Medical,  Inc.,  Imaging
               Acquisition Corporation, and Platinum Equity, LLC.  (20)

  10.19a       Amendment to Stock Purchase Agreement, dated as of November 18, 2002, among PSS World Medical,
               Inc., Diagnostic Imaging, Inc., Imaging Acquisition Corporation and Platinum Equity, LLC. (22)

  15           Awareness Letter from KPMG LLP.


  21           List of Subsidiaries of the Company.  (18)

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

               (3) Incorporated by Reference to the Company's Registration
               Statement on Form S-3, Registration No. 33-97524.

               (4) Incorporated by Reference to the Company's Registration
               Statement on Form S-8, Registration No. 33-80657.

               (5) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

               (6) Incorporated by Reference to the Company's Registration
               Statement on Form S-4, Registration No. 333-39679.

               (7) Incorporated by Reference to the Company's Current Report on
               Form 8-K, filed April 8, 1998.

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

               (16) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2001.

               (17) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 2001.

               (18)  Incorporated by Reference to the Company's Annual Report on
               Form 10-K for the year ended March 29, 2002.

               (19) Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

               (20) Incorporated by Reference to the Company's Current Report on
               Form 8-K, filed October 30, 2002.

               (21) Incorporated by Reference to the Company's Current Report on
               Form 10-Q, for the quarter ended September 27, 2002.

               (22) Incorporated by Reference to the Company's Current Report on
               Form 8-K, filed November 20, 2002.


(b)


Reports on Form 8-K:

     The following current reports on Form 8-K were filed during the quarter ended December 27, 2002:

         ----------------------------- --------------------------------------------------------
              Date of Report                Items Reported
         ----------------------------- --------------------------------------------------------
              October 30, 2002              Filing to announce the Stock Purchase Agreement
                                            to sell all of the outstanding capital stock of
                                            the Company's wholly owned subsidiary, Diagnostic
                                            Imaging, Inc. to Imaging Acquisition Corporation,
                                            a wholly owned subsidiary of Platinum Equity, LLC.
         ----------------------------- --------------------------------------------------------
              November 12, 2002             Filing of the Chief Executive Officer's and Chief
                                            Financial Officer's written certifications
                                            regarding the Company's Quarterly Report on Form
                                            10-Q, as required under Section 906 of the
                                            Sarbanes-Oxley Act of 2002.
         ----------------------------- --------------------------------------------------------
              November 20, 2002             Filing to announce the completion of the sale of
                                            Diagnostic Imaging, Inc. to Imaging Acquisition
                                            Corporation.
         ----------------------------- --------------------------------------------------------
              December 3, 2002              Filing to amend the current report filed of the
                                            November 20, 2002 filing to include Pro Forma
                                            financial information.
         ----------------------------- --------------------------------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 7, 2003.

                             PSS WORLD MEDICAL, INC

                             By:     /s/ David M. Bronson
                                     -----------------------------------------
                                     David M. Bronson
                                     Senior Vice President and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, David A. Smith, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PSS World
         Medical, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



February 6, 2003

                                 /s/ David A. Smith
                                 -----------------------------------
                                 David A. Smith
                                 President and Chief Executive Officer

                                  CERTIFICATION


I, David M. Bronson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PSS World
         Medical, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



February 6, 2003

                               /s/ David M. Bronson
                               -----------------------------------
                               David M. Bronson
                               Senior Vice President and Chief Financial Officer