Form 10-K
period 2003-03-28
PSS WORLD MEDICAL INC
filed 2003-06-26
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2003	Commission File Number 0-23832

PSS WORLD MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-2280364
(State of incorporation)	(I.R.S. Employer Identification No.)

4345 Southpoint Boulevard
Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

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

Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

The aggregate market value of common stock held by nonaffiliates, computed by reference to the closing price as reported on the NASDAQ, as of the last business day of PSS World Medical, Inc.’s most recently completed second fiscal quarter (September 27, 2002) was approximately $356,954,000. In the determination of this amount, affiliates include all of the Company’s officers, directors and persons known to the Company to be beneficial owners of more than five percent of the Company’s Common Stock. This amount should not be deemed conclusive for any other purpose.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☑ No  ☐

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at June 24, 2003, was 66,946,958.

Document Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after March 28, 2003.

CAUTIONARY STATEMENTS

Forward-Looking Statements

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s and its subsidiaries’ (including subsidiaries that are limited liability companies and limited partnerships) expected future financial position, results of operations, cash flows, funds from operations, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations and statements that include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company’s expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this Form 10-K and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans, financial condition, or results of operations of the Company include, without limitation, those listed in this document under the heading “Factors That May Affect Future Results,” (refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (i) the ability of the Company to successfully implement its strategic business plan; (ii) the availability of sufficient capital with satisfactory terms to finance the Company’s business plans; (iii) competitive factors; (iv) the ability of the Company to adequately defend or reach a settlement of threatened or outstanding litigation involving the Company or its management; (v) changes in labor, equipment and capital costs; (vi) changes in regulations affecting the Company’s business; (vii) changes in Medicare supplemental reimbursements for services provided by long-term care providers and physicians; (viii) future acquisitions or strategic partnerships; and (ix) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

PART I

ITEM 1.     BUSINESS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 46 full-service distribution centers, which serve all 50 states throughout the United States of America. Since its inception in 1983, PSSI has become a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, acquisitions, and a culture of performance. During fiscal years 2000 through 2003, the Company has focused on business operations, growing through innovative solution-based marketing programs, maximizing its core distribution capability and efficiency, and improving management business processes.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Overhead, includes unallocated corporate overhead, overhead associated with the Imaging Business, and the Company’s European operations (the “International Business”). The International Business was sold during fiscal year 2002.

Historically, the Company conducted business under a fourth operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations have been classified as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the accompanying financial statements for a further discussion.

THE INDUSTRY

According to industry estimates, the medical supply and equipment segment of the healthcare industry in the United States of America represents an approximate $34 billion market. This market is comprised of medical products and equipment that are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s primary focus is the distribution of medical products to physician offices, long-term care and assisted living facilities, and home healthcare providers, which represents an approximate $10 billion market.

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market continues to benefit from the increasing growth rate of the population of elderly Americans. The January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were age 85 years and older, the part of the population most in need of long-term care and elder care services. By the year 2040, that number is projected to more than triple to over 14 million. The population age 65 to 84 years is projected to more than double in the same time period. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing in hospitals to the alternate site, particularly physician offices, despite significantly lower pricing of hospital medical products. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more procedures in their offices. As a result of these market dynamics, the annual expenditures for healthcare services continues to increase in the United States of America. The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary, National Health Statistics Group, cited in its 2002 study, Trends and Indicators in the Changing Health Care Marketplace, that total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product. Health care spending is projected to reach $2.6 trillion in 2010, an estimated 16.8% of the gross domestic product, the benchmark measure for annual production of goods and services in the United States of America.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States of America. In recent years, Federal and state-imposed limits on reimbursement to hospitals, long-term care facilities, and other healthcare providers have affected spending budgets in certain markets within the medical products industry. During 1997, the Balanced Budget Act passed by Congress made significant changes to reimbursements for nursing homes and home healthcare providers. The industry continues to be impacted by these changes and a general economic downturn over the last few years. There are no assurances that any Medicare or Medicaid reimbursement relief will be provided by Congress, which may have a financial impact on the Company’s customers that provide healthcare services.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States of America based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment and reagent revenues, and number of products distributed under exclusive or unique arrangements. The Physician Business currently operates 33 full-service distribution centers, 19 break-freight locations, and 2 strategic distribution facilities with approximately 700 sales professionals serving physician offices in all 50 states.

Distribution Infrastructure

During fiscal year 2002, management and the Board of Directors approved and committed to a plan that redesigned the distribution infrastructure, reduced the number of full-service distribution centers, and centralized the purchasing function. Prior to the distribution network rationalization, the Physician Business operated 45 full-service distribution centers. At March 28, 2003, the decentralized distribution network consisted of 33 full-service distribution centers and 19 break-freight locations, which operate approximately 420 delivery vans to service customers throughout the United States of America. The operations of a full-service distribution center include sales support and certain administrative functions, such as accounts receivable billing and collections, customer service, as well as general warehousing functions such as inventory management, warehouse management, and product delivery. A full-service distribution center receives inventory directly from manufacturers and distributes product to customers and break-freight locations. The operations of a break-freight location include sales support, product delivery and, to a lesser extent, inventory management. A break-freight location receives inventory from full-service distribution centers and distributes product directly to customers. In order to meet the rapid delivery requirements of our customers, most product is delivered using the Company’s fleet of leased vehicles. This distribution network, along with the Company’s customer Internet ordering portal, myPSS.com, and its laptop-based sales force automation tool (“ICON”), has enabled the Physician Business to extend superior, customer-specific services with local market product and pricing variations.

As of March 28, 2003, the full-service distribution centers have successfully converted to the JD Edwards XE® operating system, enabling a continued focus on operational efficiencies and savings. Additionally, the centralization of the purchasing function to the corporate office located in Jacksonville, Florida has been successfully completed, which increases the Company’s ability to gain cost efficiencies and improve service levels.

Products

The Physician Business distributes over 56,000 types of products consisting of medical-surgical disposable supplies, pharmaceuticals, diagnostic equipment, and non-diagnostic equipment.

Medical-Surgical Disposable Supplies.  This product category includes a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods and casting products, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, HIV, Chlamydia, and H-pylori. The Physician Business markets several of these products under PSS Select, its private-label, as well as offering a broad array of products from several medical product manufacturers.

Pharmaceuticals.  This product category includes various vaccines, injectables, inhalants, topicals, opthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics, which are administered in the physician’s office.

Diagnostic Equipment.  This product category includes various equipment lines such as blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfracators, laser and endoscopy surgical units, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has increased, reflecting in part the technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician’s office. Sales of diagnostic equipment, while generally lower in gross margin than medical-surgical disposables supplies, normally entail the ongoing reordering of disposable diagnostic reagents, which generally yield higher gross margins.

Non-Diagnostic Equipment.  This product category includes all other equipment used in a medical practice such as examination tables, medical scales, and furniture.

Customers

The Physician Business primarily distributes products to office-based physicians who specialize in family practice, general practice, internal medicine, OB/GYN, and pediatrics. The Physician Business’ target market consists of approximately 375,000 physicians practicing in over 160,000 sites.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). Healthcare providers join GPOs to obtain better pricing and other benefits that are unavailable to non-members, take advantage of improved economies of scale, and obtain services from medical supply distributors. GPOs negotiate directly with medical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Approximately 52% of the Physician Business’ net sales during fiscal year 2003 were sales to members of GPOs.

Competition

Full-service distributors, specialty distributors, and direct sellers serve the medical supply market. Therefore, products sold by the Physician Business are readily available to customers from a number of different manufacturers, distributors and suppliers. The principal competitors of the Physician Business are large, multinational, full-line distributors, including the General Medical operating division of McKesson Corporation (“McKesson”), Henry Schein, Inc., the Allegiance operating division of Cardinal Health, Inc. (“Cardinal”), and Besse Medical Services, Inc., an operating division of AmerisourceBergen Corporation.

The multinational, full-line medical distributors and manufacturers that have sales representatives competing directly with the Physician Business are substantially larger in size and have substantially greater financial resources than the Company. There are also numerous local dealers and mail order firms that distribute medical supplies and equipment within the same local markets. In addition, there are several mail order firms that distribute medical supplies on a national or regional basis.

THE ELDER CARE BUSINESS

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America based on revenues and national chain customers. The Elder Care Business currently operates 13 full-service distribution centers serving elder care providers in all 50 states. The Elder Care Business’ primary markets are independently-, regionally-, and nationally-owned, skilled nursing facilities, assisted living centers, and home care providers.

Distribution Infrastructure

Coupled with a team of 120 sales professionals and GSOnline, an automated customer intranet platform, the Elder Care Business provides superior, consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home healthcare and sub-acute, rehabilitation, and transitional care. Currently, the Elder Care Business provides service to approximately 15,000 long-term care accounts nationally. Product is delivered using a combination of the Company’s fleet of leased vehicles and third party common carriers.

Products

The Elder Care Business offers over 21,000 medical and related products consisting largely of name-brand items including medical supplies, incontinent supplies and personal care items, enteral feeding supplies, and other supplies required by the long-term care patient.

Medical Supplies.  This product category includes wound care supplies, needles and syringes, gauze, sutures, various types of examination gloves, urological supplies, and blood and urine testing supplies and test kits.

Incontinent Supplies and Personal Care Items.  This product category includes adult diapers and underpads, as well as soaps and shampoos, personal hygiene items, various other paper products, and bedside utensils.

Enteral Feeding Supplies.  This product category includes nutritional supplements, pump sets, and intravenous tubing and solutions.

Other.  This product category includes medical instruments, oxygen supplies, wheel chairs, beds, tracheotomy, housekeeping supplies, medical instruments, respiratory and ostomy supplies, and over-the-counter pharmaceuticals.

Customers

The Elder Care Business distributes to independently-, regionally-, and nationally-owned nursing home facilities, home health agencies, and assisted living centers. The Elder Care Business has a number of large, national chain customers, which have experienced significant financial pressure since the advent of the Prospective Payment System during 1998. Approximately 30%, 35%, and 35% of the Elder Care Business’ net sales for the fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively, represent sales to its largest five customers.

Competition

The Elder Care Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Elder Care Business are large, national, or multinational distributors as well as many smaller national, regional, and local distributors. The Elder Care Business’ principal competitors are national distributors including operating units of McKesson, Medline, the Allegiance operating division of Cardinal, and many strong independent, local, and regional distributors.

VENDOR RELATIONSHIPS

The Company improves profitability through purchasing certain medical supplies and equipment at the lowest available price through volume discounts, rebates, and product line consolidation. Vendor contracted pricing and terms are negotiated by the Company’s vendor relations group.

The Company pursues the opportunity to market and sell medical equipment and supplies through unique and exclusive marketing arrangements. Manufacturers of medical diagnostic equipment and supplies typically offer distribution rights only to a select group of distributors and seek to optimize the number of distributors selling their products to end users in an effort to reduce the cost associated with marketing and field support. The Company has been successful in assisting manufacturers in their development of marketing plans and obtaining unique or exclusive arrangements to sell certain products.

Vendor relationships are an integral part of the Company’s businesses. Marketing sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are essential to the Company’s future success.

The Company pursues opportunities to improve margins through increasing sales of private label products, leveraging the purchase of products common to the Physician Business and Elder Care Business, and implementing process improvements with vendor partners. The Company continues to seek enhancements for its sourcing and vendor relationships to improve its market position.

During fiscal year 2002, the Company began centralizing the procurement of indirect products and services such as office and warehouse supplies, travel and relocation, fleet and transportation services, insurance, and other non-inventory items. The Company has been successful in leveraging the buying power of its operating segments, leading to product and service standardization and cost savings.

INFORMATION SYSTEMS

Core Enterprise Resource Planning Applications – JD Edwards XE®

The Company has invested in the development of state-of-the-art distribution platforms to improve its distribution capability, opportunities, and efficiencies. The Company is currently leveraging these platforms to capture additional benefits and return on its investment. During fiscal year 2003, the Physician Business completed its system conversion to the JD Edwards XE® platform (“JDE”) at its full-service distribution centers. Currently, the Elder Care Business operates the ProLogic enterprise resource planning system at all full-service distribution centers and the JDE general ledger and accounts payable modules. During fiscal year 2004, the Elder Care Business will begin converting the distribution components to the JDE platform. This conversion is expected to be completed during fiscal year 2005.

Supply Chain Management – i2 Demand Planner, Replenishment Planner, Demand Fulfillment

i2 Supply Chain Management (“SCM”) enables PSSI to strategize, plan and execute, the Company’s buy, move, store, fulfill, and service business processes across multiple locations to increase profitability. Specifically, i2 SCM assists the Company to (i) understand, predict, and manage customer demand collaboratively with channels and customers, (ii) profitably optimize supply to meet demand across multiple locations, (iii) communicate order delivery timing accurately to customers, and (iv) deliver customer orders at the lowest cost of fulfillment.

The Company is currently implementing three different i2 SCM products: Demand Planner, Replenishment Planner, and Demand Fulfillment. These i2 SCM products are expected to profitably manage customer demand by enabling the Company to understand, predict, and manage customer demand across every distribution center location and every product while reducing inventory stocking levels and improving fill rates, inventory turnover, and cash flows.

During fiscal year 2003, the Physician Business successfully implemented the i2 SCM applications, including the inventory planning and procurement modules. As a result of the i2 SCM applications, the Physician Business has experienced a reduction in inventory levels as well as improved inventory turnover and customer service during fiscal year 2003. During fiscal year 2003, the Elder Care Business implemented the inventory planning module. During fiscal year 2004, the Elder Care Business will implement the remaining i2 SCM applications concurrently with its conversion to the distribution modules of JDE.

Customer/Sales Force Automation Systems

The Company’s customer relationship management (“CRM”) systems objective is to create a seamless and effortless connection between customers, company distribution services, and vendor resources. Each of the operating segments of PSSI is developing and providing sales representatives and customers with the latest technology in CRM solutions.

The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries one year of customer buying history and accounts receivable detail, prices against complex GPO contracts, and sends orders over a cellular telephone. This product is in its fourth version and accounts for approximately 73% of all orders in the Physician Business. The Physician Business’ internet portal, myPSS.com, launched during fiscal year 2001, provides its customers with a year of sales history, provides accounts receivable detail, and supports a number of purchasing methods.

The Company is currently developing M2, pricing management software that will be installed on each sales representatives ICON system, which will be completed during fiscal year 2004. The Company expects this system to improve pricing comparisons and reliability as well as margins. M2 will also improve the utility of myPSS.com, increasing the adoption speed by the customer.

The Elder Care Business’ CRM systems include RepNet, GSOnline, AccuSCAN, FAST, and Budget Manager. These systems have significantly improved the availability of information, speed, and consistency of service, allowing the Company to grow at more that two times the market growth rate. The Elder Care Business has been highly successful with these tools both with its sales force as well as its customer base. The Elder Care Business is the industry leader in eCommerce transactions with GSOnline and its relationship with Direct Supply Systems, Inc. (“DSSI”). The DSSI network is the largest eBusiness network in the long-term care and assisted living industry. By providing a completely customized eBusiness procurement and reporting engine, the DSSI network integrates with existing financial, logistical and clinical systems to bring expense control to corporate offices, nursing homes, assisted living residences, and subacute facilities.

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

The Company complies with applicable Federal and state laws. If a state or the Federal government finds that the Company has not complied with these laws, then the Company could be required to change its operating procedures, and this could have a negative impact on the Company. The Company believes that the healthcare services industry will continue to be subject to regulation at the Federal, state, and local levels. Future regulation and enforcement changes could impact Company operations and may negatively impact the Company.

The Food, Drug and Cosmetic Act, Prescription Drug Marketing Act of 1987, Safe Medical Devices Act of 1990, Controlled Substances Act and Various State Regulations

The Company’s business is subject to regulation under the Federal Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Safe Medical Devices Act of 1990, and state laws applicable to the manufacture and distribution of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. In addition, the Company is subject to regulations issued by the Food and Drug Administration, the Drug Enforcement Administration, and comparable state agencies.

The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture of drug and medical devices shipped via interstate commerce, including such matters as labeling, packaging, storage, and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which business is conducted in accordance with federally established guidelines on storage, handling, and records maintenance. The Safe Medical Devices Act of 1990 imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury, or death caused by a medical device. The Company is also required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates.

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

The Company seeks to comply with the Anti-Kickback Statue and relevant states’ anti-kickback statutes in the structure and conduct of its business arrangements. However, a government agency might take a position contrary to the interpretations made by the Company or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect the Company.

The Health Insurance Portability and Accountability Act of 1996

The Department of Health and Human Services modified certain standards in the Rule entitled “Standards for Privacy of Individually Identifiable Health Information” (“Privacy Rule”). The Privacy Rule implements the privacy requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Under the Privacy Rule, covered entities (i.e., health plans, health care clearinghouses, and certain health care providers) must guard against misuse of individuals’ identifiable health information and limit the sharing of such information.

The Privacy Rule allows covered entities to disclose protected health information to “business associates” only when it helps the covered entity carry out its health care functions. The Company, in its normal course of business, does not typically perform functions for covered entities that are included in the Federal definition of a business associate. Covered entities are not required to enter into a business associate contract with persons or organizations whose functions, activities, or services do not involve the use or disclosure of protected health information, and where any access to protected health information by such persons would be incidental, if at all.

The Privacy Rule does not “pass through” its requirements to business associates or otherwise cause business associates to comply with the terms of the Rule. The assurances that covered entities must obtain prior to disclosing protected health information to business associates create a set of contractual obligations far narrower than the provisions of the Rule. Business associates are not subject to the requirements of the Privacy Rule, and the Secretary of the Department of Health and Human Services cannot impose civil monetary penalties on a business associate for breach of its business associate contract with the covered entity.

The Company is cognizant of the requirements and potential impact of the Privacy Rule. The Company seeks to comply with the applicable portions of HIPAA in the structuring and conduct of its business arrangements. However, a government agency might take a position contrary to the interpretations made by the Company or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect the Company.

Other Laws

The Company is subject to various Federal, state and local laws, regulations, and recommendations in the United States of America, relating to the safe working conditions and the sales, use and disposal of hazardous or potentially hazardous substances. The Company’s environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials, and supplies. Furthermore, the Department of Transportation regulates the conveyance of regulated materials, both in our Company-leased delivery trucks and via common carrier. The Company strives to comply with Federal and state laws, which govern the transportation of hazardous materials.

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

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS, PHYSICIAN SELECT, and SRx and has applied to register the marks PSS WORLD MEDICAL & Logo and ANSWERS, among others. The Company believes that the PSS World Medical name is well recognized in the medical supply industry and by healthcare providers and, therefore, is a valuable asset of the Company.

EMPLOYEES

As of March 28, 2003, the Company employed 2,972 full-time and part-time employees. The Company believes that ongoing employee training is critical to its success and, accordingly, invests significant resources in recruiting, training, and continuing professional development. The Company’s Online Source for Career Advancement and Retention (“OSCAR”) is an innovative Internet-based, enterprise-wide learning management system that is designed to provide a comprehensive learning environment and in depth training for every employee. OSCAR enables employees to gain product, regulatory, career advancement, industry, and distribution process knowledge and training within a consistent and reliable educational forum. At March 28, 2003, there were over 60 online classes available to employees. Since inception, employees have completed approximately 25,000 classes online. Management believes that relations with employees are good.

AVAILABLE INFORMATION

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments on these reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934 are available, free of charge, on the Company’s Internet website, www.pssd.com. These reports and information are available as soon as reasonably practicable after electronically filed with, or furnished, to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Physician Business

At March 28, 2003, the Physician Business maintained 33 full-service distribution centers, 19 break-freight locations, and 2 strategic distribution facilities, providing service to all 50 states throughout the United States of America. The Company leases all locations. The following tables identify the locations of the full-service distribution centers and break-freight locations.

Full-Service Distribution Center Locations
Birmingham, AL	Jacksonville, FL	New Orleans, LA	Salt Lake City, UT
Charlotte, NC	Kennesaw, GA	Orlando, FL	San Antonio, TX
Chicago, IL	Lenexa, KS	Phoenix, AZ	San Francisco, CA
Cleveland, OH	Lafayette, LA	Plymouth, MN	Seattle, WA
Carrollton, TX	Los Angeles, CA	Pittsburgh, PA	St. Louis, MO
Denver, CO	Louisville, KY	Richmond, VA	St. Petersburg, FL
Fairfield, NJ	Lubbock, TX	Roanoke, VA	Tulsa, OK
Honolulu, HI	Memphis, TN	Rochester, NY	Wareham, MA
Houston, TX

Break Freight Locations
Big Bend, WI	Hanover, MD	Little Rock, AR	San Diego, CA
Blue Ash, OH	Hicksville, NY	Omaha, NE	Tallahassee, FL
Chattanooga, TN	Hilo, HI	Pompano Beach, FL	Troy, MI
Chesapeake, VA	Las Vegas, NV	Portland, OR	Tyler, TX
Columbia, SC	Knoxville, TN	Raleigh, NC

Elder Care Business

At March 28, 2003, the Elder Care Business maintained 13 full-service distribution centers providing service to all 50 states throughout the United States of America. The Company leases all locations. The following table identifies the locations of the full-service distribution centers.

Full-Service Distribution Center Locations

Atlanta, GA	Jackson, MS	Manchester, NH	Raleigh, NC
Columbus, OH	Los Angeles, CA	Orlando, FL	Sacramento, CA
Dallas, TX	Madison, WI	Omaha, NE	San Antonio, TX
Harrisburg, PA

In the aggregate, the Company’s leased service center locations consist of approximately 1.95 million square feet of leased space. The lease agreements have expiration dates ranging from April 2003 to November 2009. The Company’s distribution facilities range in size from approximately 1,500 square feet to 90,500 square feet.

The Company’s corporate office consists of approximately 97,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. This lease expires in March 2007.

As of March 28, 2003, the Company’s facilities provided adequate space for the Company’s operations. Throughout the Company’s history of growth, the Company has been able to secure adequate facilities to meet its operating requirements.

ITEM 3.     LEGAL PROCEEDINGS

Litigation

The Company, through its Elder Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire and California, while Federal litigation is present in California, Washington, Georgia, New Hampshire, Pennsylvania, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations were based upon a decline in the Company’s stock price following announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analyst’s expectations. By order dated December 18, 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint on January 17, 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. The Company moved to dismiss the third amended complaint on February 14, 2003. Discovery has not yet begun, pending the outcome of the motion to dismiss. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” Following that consolidation, on March 22, 2002, lead plaintiffs served their amended class action complaint for violation of securities laws. After denial of their motion to dismiss the amended complaint, the Company and the other defendants served their answer to the amended complaint on August 12, 2002, and the parties are now engaged in discovery. The amended complaint named the Company along with certain present and former directors and officers. The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The amended complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks indeterminate damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted plaintiff’s motion for class certification on November 14, 2002. On December 10, 2002, the Court entered an order approving plaintiff’s method of notifying class members that a class has been certified and further set a schedule of dates for such notice. On December 10, 2002, the court also entered an order setting forth a schedule of dates for pre-trial procedures and trial. Pursuant to that order, a jury trial in the case is scheduled for the trial term commencing October 18, 2004. The Company believes that the allegations contained in the amended complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division, Case Number 02-CV-854. The plaintiffs allege that the Company wrongfully classifies its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. A total of 63 plaintiffs are now parties to the action. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company is vigorously defending against the claims. Limited discovery is underway following a mediation on May 20, 2003, in preparation for a second mediation scheduled for August 13, 2003. However, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

On December 7, 2001, the Company filed an arbitration proceeding with the American Arbitration Association against Candela Corporation (PSS World Medical, Inc. d/b/a Physician Sales & Service, Claimant, v. Candela Corporation, Respondent) for breach of contract, promissory estoppel, intentional interference with contractual/advantageous relations, and violation of the Massachusetts Unfair Business Practices Act, arising out of Candela’s termination of the distribution agreement between the two companies. Candela filed counterclaims in the arbitration for breach of contract, seeking payment of $2.4 million in outstanding invoices and alleged trademark infringement and violation of the Massachusetts Unfair Business Practices Act. The arbitrators ruled in favor of Candela on May 28, 2003. The Company had previously recorded a liability of approximately $2.4 million for equipment purchased. Subsequent to the arbitrators’ decision, the Company recorded a cash charge of $0.8 million for interest and attorney fees awarded by the arbitrators.

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

Commitments and Other Contingencies

The Company received a letter from Source One Healthcare Technology, a Platinum Equity company (“Platinum”), dated March 14, 2003, claiming a purchase price adjustment of $32.3 million on the sale of the Company’s Imaging Business, which was completed on November 18, 2002. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which the Company delivered to Platinum in January 2003. If the dispute is not resolved by discussion between the parties, it will be referred to an independent accounting firm of national reputation for binding resolution. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended March 28, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of the Company’s common stock are quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the ticker symbol “PSSI.” The following table reflects the range of the high and low sale prices of the Company’s common stock reported on NASDAQ during the periods indicated:

Quarter Ended	High	Low

June 29, 2001	$6.50	$3.87
September 28, 2001	$9.91	$5.80
December 28, 2001	$10.33	$7.65
March 29, 2002	$10.48	$7.83
June 28, 2002	$10.00	$6.50
September 27, 2002	$8.15	$4.55
December 27, 2002	$8.33	$5.86
March 28, 2003	$7.41	$6.10

As of March 28, 2003, there were approximately 1,939 holders of record and approximately 12,500 beneficial holders of the Company’s common stock.

Since inception, the Company has neither declared nor paid cash dividends and intends to retain earnings for the growth and development of the Company’s business. The revolving credit agreement contains certain covenants that limit the amount of dividends that can be declared by the Company. Accordingly, the Company does not anticipate that any dividends will be declared in the foreseeable future.

Shareholder Rights Plan

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

For information regarding the Company’s equity compensation plans, please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data for fiscal years 1999 through 2003 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the disposition of the Imaging Business. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,177,893	$1,104,145	$1,076,898	$1,099,695	$1,040,764
Income (loss) from continuing operations before extraordinary loss	13,640	11,400	(30,855)	8,864	35,151
Total (loss) income from discontinued operations	(63,577)	(92,597)	(5,206)	12,469	8,590
Extraordinary loss	(4,826)	- -	- -	- -	- -
Cumulative effect of accounting change	- -	- -	- -	(593)	- -
Net (loss) income	(54,763)	(81,197)	(36,061)	20,740	43,741
Earnings (loss) per share – Basic:
Income (loss) from continuing operations before extraordinary loss	$0.19	$0.16	$(0.43)	$0.12	$0.50
Total (loss) income from discontinued operations	(0.91)	(1.30)	(0.08)	0.18	0.12
Extraordinary loss	(0.07)	- -	- -	- -	- -
Cumulative effect of accounting change	- -	- -	- -	(0.01)	- -

Net (loss) income	$(0.79)	$(1.14)	$(0.51)	$0.29	$0.62

Earnings (loss) per share – Diluted:
Income (loss) from continuing operations before extraordinary loss	$0.19	$0.16	$(0.43)	$0.12	$0.49
Total (loss) income from discontinued operations	(0.90)	(1.29)	(0.08)	0.18	0.12
Extraordinary loss	(0.07)	- -	- -	- -	- -
Cumulative effect of accounting change	- -	- -	- -	(0.01)	- -

Net (loss) income	$(0.78)	$(1.13)	$(0.51)	$0.29	$0.61

Weighted average shares outstanding:
Basic	69,680	71,184	71,187	70,966	70,548
Diluted	70,374	71,953	71,309	71,185	71,398

Balance Sheet Data:
Working capital(a)	$91,591	$188,007	$205,983	$292,764	$238,674
Total assets	471,863	663,408	776,598	873,417	743,381
Long-term liabilities	18,607	141,495	193,964	258,621	155,379

(a)	Assets and liabilities of discontinued operations have been excluded from this calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY’S STRATEGY

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States of America, measured by customer satisfaction and organizational profitability. To achieve this objective, the Company adopted a strategy to grow at twice the growth rate in new and existing markets while achieving a specific minimum return on committed capital of 30%. The key components of the Company’s strategy include:

Develop and implement innovative customer solutions.  The Company develops programs that focus on understanding the needs of its customers, increasing practice revenues, providing cost containment opportunities, and improving patient care. In recent years, the Physician Business and the Elder Care Business developed and launched the SRxSM and ANSWERS programs, respectively, to accomplish these objectives.

SRxSM is a series of focused marketing programs tailored to physician specialties that combine reference information on disease states with pharmaceutical, therapeutics, diagnostic tests, and reimbursement statistics. These programs provide sales representatives with an opportunity to help physicians manage disease states while improving patient care and increasing practice revenues.

ANSWERS is a marketing program that aligns improved business processes (“best practices”), typically in the ordering process of nursing home operations and purchasing, with efficient distribution activities of the Elder Care Business. The goal of the program is to produce savings for the customer, vendor, and distributor. In addition to reducing distribution costs by encouraging more efficient buying patterns, ANSWERS provides opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices. The Company believes these high quality branded products improve patient care outcomes.

Leverage sales and marketing through relationships, products, and services.  The Company is focused on building unique relationships with customers and providing solutions through innovative marketing programs, exclusive products, and new product or technology offerings. Based on an understanding of customers needs, the Company seeks to establish unique distribution and marketing arrangements for selected products from leading medical product and technology manufacturers. These programs, products, and arrangements are communicated and executed by a highly trained and industry leading sales force.

Be a center of operations excellence through innovations.  In order to maximize profitability and build a competitive edge in the market place, the Company continues to focus on improving operations and distribution processes. During fiscal year 2003, the Physician Business initiated a rationalization program that redesigned its distribution network, reduced the number of full-service distribution centers, and centralized the inventory procurement process. As a result of the program, operating costs and working capital investments have been reduced while improving customer service levels and customer satisfaction. The Physician Business expects to leverage the infrastructure built during fiscal year 2003 to result in improved operating efficiency, customer service levels, and customer satisfaction during fiscal year 2004.

During fiscal year 2002, the Elder Care Business completed the rationalization of its distribution infrastructure by reducing the number of full-service distribution centers from 26 to 13. During fiscal year 2003, the Elder Care Business focused on increasing operating efficiency to support current sales growth without adding costs to the distribution infrastructure. During fiscal year 2004, the Elder Care Business plans to continue focusing on increasing operating efficiency, leverage the Company’s purchasing power by centralizing the inventory procurement process, and continue developing customer service professionals who are experts in product knowledge, healthcare technology, and industry information. During fiscal year 2004, the Elder Care Business will also begin the conversion of its Enterprise Resource Planning (“ERP”) system to JD Edwards XE®.

Be the employer of choice within the industry.  The Company believes its sales force, leaders, and associates are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training, and continuing professional development. As a result, the Company’s turnover of employees has decreased 30% over the last two years due to this emphasis on employee development and training.

Conduct business in a legal and ethical manner.  The Company believes that every employee is responsible for both the integrity and consequences of their actions and is expected to follow the highest standards of honesty, fairness and obedience to the law. No employee is to undertake any business activity that is, or gives the appearance of being, improper, illegal or immoral.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment and give retroactive effect to the restatement of the Imaging Business as discontinued operations. All dollar amounts presented below are in thousands unless otherwise indicated.

	Fiscal Year Ended
	2003		2002		2001
Net Sales:
Physician Business	$754,295		$711,843		$689,444
Elder Care Business	423,598		391,871		367,581
Corporate Overhead	- -		431		19,873

Total Company	$1,177,893		$1,104,145		$1,076,898

Income from Operations:
Physician Business	$22,850		$17,744		$17,336
Elder Care Business	18,275		11,909		(15,528)
Corporate Overhead	(15,238)		(6,091)		(31,583)

Total Company	$25,887		$23,562		$(29,775)

	Three Months Ended
	March 28, 2003		March 29, 2002		March 30, 2001
Days Sales Outstanding:(a)
Physician Business	43.1		44.5		47.6
Elder Care Business	54.2		50.6		59.9
Total Company	47.1		46.7		51.9

Days On Hand:(b)
Physician Business	39.4		40.2		46.4
Elder Care Business	27.9		35.8		37.4
Total Company	34.8		38.5		43.1

Days in Accounts Payable:(c)
Physician Business	40.5		43.9		32.9
Elder Care Business	33.4		35.5		30.3
Total Company	37.7		40.7		32.0

Cash Conversion Days:(d)
Physician Business	42.0		40.8		61.1
Elder Care Business	48.7		50.9		67.0
Total Company	44.2		44.5		63.0

Inventory Turnover:(e)
Physician Business	9.1	x	9.0	x	7.8	x
Elder Care Business	12.9	x	10.1	x	9.6	x
Total Company	10.3	x	9.4	x	8.4	x

	Fiscal Year Ended
	2003	2002		2001
Net Debt:
Bank debt	$83,000	$	- -	$66,636
Cash and cash equivalents	(19,171)		(53,574)	(34,374)

Net bank debt	63,829		(53,574)	32,262
Senior subordinated notes	- -		125,000	125,000

Net debt	$63,829		$71,426	$157,262

Asset Management:
Operational working capital(f)	$143,505		$137,811	$170,316
Working capital(g)	91,591		188,007	205,983
Net cash provided by operating activities	44,110		109,004	69,860
Net cash used in investing activities	(6,574)		(25,435)	(27,375)
Net cash used in financing activities	(71,939)		(64,369)	(68,525)

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average net sales. Average accounts receivable is the sum of accounts receivable, net of allowance for doubtful accounts, at the beginning and ending of the fourth quarter divided by two. Average net sales is the sum of net sales for each of the three months in the fourth quarter divided by ninety.

(b)	Days on hand (“DOH”) is average inventory divided by average cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and ending of the fourth quarter divided by two. Average COGS is COGS for each of the three months in the fourth quarter divided by ninety.

(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average COGS. Average accounts payable is the sum of accounts payable at the beginning and ending of the fourth quarter divided by two.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.

(e)	Inventory turnover is 360 divided by DOH.

(f)	Operational working capital is the sum of accounts receivable and inventory, less accounts payable.

(g)	Working capital is current assets less current liabilities. However, the assets and liabilities of discontinued operations have been excluded from this calculation.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for fiscal years 2001 through 2003.

	Fiscal Year Ended
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.5	72.4	72.9
Gross profit	28.5	27.6	27.1
General and administrative expenses	19.2	18.6	21.2
Selling expenses	7.1	6.9	7.3
Income (loss) from operations	2.2	2.1	(2.8)

FISCAL YEAR ENDED MARCH 28, 2003 VERSUS FISCAL YEAR ENDED MARCH 29, 2002

NET SALES

	For the Fiscal Year Ended
(dollars in millions)	March 28, 2003	March 29, 2002	Increase (Decrease)	Percent Change

Physician Business	$754.3	$711.8	$42.5	6.0%
Elder Care Business	423.6	391.9	31.7	8.1%
Corporate Overhead	- -	0.4	(0.4)	(100.0)%

Total Company	$1,177.9	$1,104.1	$73.8	6.7%

Physician Business

The change in net sales is primarily attributable to an increase in medical disposables sales of approximately $53.2 million, of which branded consumables, private label consumables, and pharmaceuticals increased $34.8 million, $7.6 million, and $10.8 million, respectively. Medical disposable sales were positively impacted by (i) the continued success of the SRxSM sales initiative, which provides the sales force with a solutions-based sales approach designed to meet customer needs and increase consumable product sales, (ii) an increase in the sale of flu vaccines compared to the prior period, and (iii) the addition of new sales representatives. Net sales were negatively impacted by a decrease in equipment and Immunoassay sales of approximately $10.7 million due to a manufacture product recall and product supply interruptions.

Elder Care Business

The increase in net sales is primarily attributable to the growth generated by the ANSWERS marketing program. To date, over 300 customers have adopted the program, which generated approximately $14.2 million of incremental revenue during fiscal year 2003. Net sales also increased due to the introduction of a new housekeeping product line and the increase in the number of sales representatives that focus on expanding the number of regional customer accounts. Furthermore, an acquisition that was completed during the three months ended September 27, 2002, provided approximately $5.5 million of net sales during fiscal year 2003.

GROSS PROFIT

Gross profit for the fiscal year ended March 28, 2003 totaled $336.0 million, an increase of $31.6 million, or 10.4%, from gross profit of $304.4 million for the fiscal year ended March 29, 2002. Gross profit as a percentage of net sales increased 90 basis points to 28.5% during fiscal year ended March 28, 2003 from 27.6% during fiscal year ended March 29, 2002. Gross profit was positively impacted by (i) overall growth in net sales discussed above, (ii) a change in sales mix to higher gross profit consumable products in the Physician Business, and (iii) an increase in vendor performance-based rebates earned by the Physician Business and Elder Care Business of $4.5 million compared to the prior fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	March 28, 2003		March 29, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$139.2	18.5%	$130.1	18.3%	$9.1
Elder Care Business	72.3	17.1%	68.0	17.4%	4.3
Corporate Overhead	15.2	- -	6.8	- -	8.4

Total Company	$226.7	19.2%	$204.9	18.6%	$21.8

Physician Business

The increase in general and administrative expenses is primarily attributable to an overall increase in expenses due to the growth in net sales discussed above and an increase in salary and travel expenses as a result of the rationalization programs and the conversion to JD Edwards XE®, a new ERP system which is discussed below under the caption Other General and Administrative Expenses—Rationalization Expenses. The increase in general and administrative expenses is also attributable to the following: (i) additional warehouse salary expenses of approximately $1.9 million for two positions that were created at each full-service distribution center as a result of the centralization of the purchasing function and the consolidation of the distribution centers into larger facilities (“Rationalization Programs”), offset by the savings from closed centers, (ii) increased freight expenses of approximately $1.9 million as a result of fuel surcharges and rate increases by third party providers and a temporary increase in the number of shipments between distribution centers as a result of the Rationalization Programs, (iii) an increase in salary expense of approximately $3.0 million due primarily to general wage increases, and (iv) additional depreciation expense of approximately $1.9 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives. These increases in general and administrative expenses were offset by a decrease in incentive compensation of approximately $2.4 million and a decrease in other general and administrative expenses of approximately $2.6 million, which is discussed below.

Elder Care Business

The change in general and administrative expenses is primarily attributable to (i) an overall increase in expenses due to the growth in net sales, (ii) an increase in warehouse expenses of approximately $1.7 million due to increased fuel surcharge and rate increases from third party providers, (iii) an increase in salary expense and employee incentive compensation of approximately $0.8 million, (iv) an increase in bad debt expense of approximately $0.6 million, (v) an increase in fees charged by a Long-Term Care eCommerce network provider of approximately $0.4 million as a result of more customers using the network to purchase products, and (vi) an increase in expenses and resources focused on expanding regional accounts and housekeeping product sales. General and administrative expenses did not increase at the same growth rate as net sales due to the Company’s focus on leveraging its existing capacity derived from the rationalization of the distribution infrastructure that was completed during fiscal year 2002.

Corporate Overhead

The increase in general and administrative expenses is primarily attributable to (i) an increase in depreciation expense of approximately $0.6 million for the supply chain initiative and leasehold improvements related to the centralization of certain administrative functions to the corporate headquarters located in Jacksonville, Florida, (ii) an increase in salary expense of approximately $1.0 million as a result of the supply chain initiatives and two executive positions filled during fiscal year 2002, (iii) investments in enterprise-wide learning initiatives to increase employee competencies and knowledge and to ensure consistent business practices, (iv) an increase in business insurance expense of approximately $1.4 million due to rate increases on the corporate umbrella and director and officer policies, and (v) an increase in other general and administrative expenses of $4.5 million which is discussed below.

The comparability of the general and administrative expenses year over year was impacted by the accounting for the disposition of the Imaging Business. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), the Company is permitted to allocate corporate overhead expenses to discontinued operations that are directly attributable to the operations of the Imaging Business. EITF 87-24 specifically states that indirect expenses are not allocable to discontinued operations. During fiscal year 2003, the Company incurred approximately $11.3 million of general and administrative expenses, which include both direct and indirect overhead expenses that would have been allocated to the Imaging Business. However, the Company only allocated approximately $5.5 million of these expenses to discontinued operations, which represent direct overhead expenses for the period from March 30, 2002 to November 18, 2002. Subsequent to the sale of the Imaging Business, expenses continued to be incurred by the Company for services provided to Imaging Acquisition Corporation, a wholly owned subsidiary of Platinum Equity, LLC, under a transitional services agreement and were no longer allocated to discontinued operations. These expenses are recorded as a component of general and administrative expenses and the reimbursement is recorded in other income in the accompanying statements of operations. During fiscal year 2002, approximately $10.6 million of expenses normally allocated to the Imaging Business were incurred of which approximately $7.5 million was directly attributable to the Imaging Business and allocated to discontinued operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $1.5 million during fiscal year 2003 compared to the prior fiscal year. The following tables summarize other general and administrative expenses (in millions) by business segment:

	For the Fiscal Year Ended March 28, 2003
	Physician Business	Elder Care Business		Corporate Overhead	Total

Restructuring costs and expenses	$1.1	$	- -	$0.3	$1.4
Merger costs and expenses	- -		- -	1.4	1.4
Accelerated depreciation	0.2		- -	- -	0.2
Reversal of operational tax charge	- -		- -	(0.4)	(0.4)
Rationalization expenses	3.2		- -	- -	3.2
Other	0.4		- -	2.9	3.3

Total	$4.9	$	- -	$4.2	$9.1

	For the Fiscal Year Ended March 29, 2002
	Physician Business	Elder Care Business		Corporate Overhead	Total

Restructuring costs and expenses	$4.8		$0.2	$ - -	$5.0
Merger costs and expenses	- -		- -	2.1	2.1
Accelerated depreciation	1.1		- -	- -	1.1
Reversal of operational tax charge	- -		- -	(2.4)	(2.4)
Rationalization expenses	1.3		- -	- -	1.3
Other	0.3		0.2	- -	0.5

Total	$7.5		$0.4	$(0.3)	$7.6

Restructuring Costs and Expenses

Physician Business

Plan Adopted During the Fourth Quarter of Fiscal Year 2003.  During the quarter ended March 28, 2003, management and the Board of Directors approved and committed to a plan to restructure the Physician Business. This plan is the second phase of the plan adopted during the fourth quarter of fiscal year 2002 and will continue to improve the distribution function and complete the centralization of the purchasing function. Management anticipates that this plan will be completed by the fourth quarter of fiscal year 2004. The total estimated costs of this plan are approximately $0.4 million of which approximately $0.1 million was recognized during fiscal year 2003. Approximately $0.3 million will be expensed during fiscal year 2004.

The following will be completed under this plan: (i) 4 service center locations will be relocated or expanded, (ii) the purchasing function for 4 service locations will be centralized to the corporate office located in Jacksonville, Florida, and (iii) the accounts payable function within the full-service distribution centers will be centralized to the corporate office. As a result of the plan, approximately 21 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of March 28, 2003, 5 employees had been terminated.

Plan Adopted During the Fourth Quarter of Fiscal Year 2002.  During the quarter ended March 29, 2002, management and the Board of Directors approved and adopted a formal plan to restructure the Physician Business. In order to improve the distribution infrastructure, certain administrative functions at 13 service center locations, such as accounts receivable billing and collections and inventory management, were consolidated into larger existing facilities within a geographic location. The operations in the affected facilities were reduced to the distribution of inventory and sales support. Such locations are now referred to as “break-freight” locations. In addition, in order to improve the inventory purchasing structure and to leverage purchasing volumes, the purchasing function was centralized to the corporate office located in Jacksonville, Florida. As a result of the plan, 78 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of March 28, 2003, 72 employees had been terminated. This plan was substantially completed at March 28, 2003.

The original total estimated costs of $6.5 million related to this plan were revised to be approximately $5.3 million, of which $0.9 million and $4.2 million was recognized during fiscal years 2003 and 2002, respectively. Approximately $0.2 million will be expensed during fiscal year 2004. The revision to the total estimated costs of the plan related to involuntary employee termination costs, lease termination costs, and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, the Company was able to negotiate the termination of certain lease agreements at terms that were more favorable than originally estimated. Furthermore, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking rather than incur the removal and disposal expenses.

During fiscal year 2002, the Physician Business recorded a charge of $3.7 million at the commitment date of this plan. In addition, approximately $0.5 million was expensed as incurred which included direct transaction costs of $0.2 million, branch shut down costs of $0.1 million, employee relocation costs of $0.1 million, involuntary employee termination costs of $0.05 million, and lease termination costs of $0.05 million.

During fiscal year 2003, the Physician Business recorded additional charges of $2.0 million related to this plan, which included branch shut down costs of $1.3 million, involuntary employee termination costs of $0.3 million, and employee relocation costs of $0.4 million. Management reevaluated its previous estimates on a quarterly basis and reversed approximately $1.1 million of previously recorded charges, which included involuntary employee termination costs of $0.6 million, lease termination costs of $0.2 million, and branch shutdown costs of $0.3 million.

Corporate Overhead

As a result of the sale of the Imaging Business, management and the Board of Directors approved and adopted a formal plan to restructure certain positions within the Company during the third quarter of fiscal year 2003. As a result of the plan, 18 employees, including leaders and administrative personnel, will be involuntarily terminated. As of March 28, 2003, all employees had been terminated. During fiscal year 2003, the Company expensed $0.5 million related to this plan, which includes approximately $0.4 million of involuntary employee termination costs and $0.1 million of direct transaction costs.

In addition to the charges recorded for the plan adopted during the third quarter of fiscal year 2003, management reevaluated its previous estimates for a plan that was adopted during the third quarter of fiscal year 2001. The Company reversed approximately $0.2 million of involuntary employee termination costs that were no longer payable under existing severance agreements.

Merger Costs and Expenses

Merger costs and expenses for fiscal years 2003 and 2002 include costs related to employee retention bonuses. On February 1, 2000, the Board of Directors approved and adopted an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the “Retention Plans”). As part of the Company’s strategic alternatives process, management adopted these plans to retain certain officers and key employees during the transition period. The total cash compensation costs related to these plans were approximately $8.2 million of which $1.4 million, $2.1 million, $3.8, and $0.9 million were expensed during the fiscal years 2003, 2002, 2001, and 2000, respectively. As of March 28, 2003, there were no additional amounts due under the Retention Plans.

Accelerated Depreciation

During fiscal year 2002, the Physician Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter of fiscal year 2002. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (“SFAS 121”), the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of certain assets in accordance with Accounting Principles Board (“APB”) No. 20, Accounting Changes, (“APB 20”). As a result of shortening the useful lives during the fourth quarter of fiscal year 2002 to coincide with the planned disposal date, the Company recorded $0.2 million and $1.0 million of accelerated depreciation during the fiscal year 2003 and 2002, respectively. Prior to the accelerated depreciation charges, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2003 and 2004 will be offset by additional lease expense as these assets were replaced with assets under operating leases. The remaining $0.1 million of accelerated depreciation that was recorded during fiscal year 2002 related to assets that were disposed of after the restructuring plan was completed. Approximately $0.2 million of additional accelerated depreciation is expected during fiscal year 2004. The effects of these changes in estimate decreased basic and diluted earnings per share by less than $0.01 for the fiscal year ended March 28, 2003 and decreased basic and diluted earnings per share by $0.01 for fiscal year 2002.

Reversal of Operational Tax Charge

The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, and property taxes that were not charged to customers and remitted to taxing authorities on a timely basis. The Company reviewed all available information, including tax exemption notices received, and recorded charges to general and administrative expenses during the period in which the tax noncompliance issues arose. On a quarterly basis, management performs an analysis of the estimated remaining exposure and records adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information. During the fiscal year ended March 28, 2003 and March 29, 2002, the Company reversed $0.4 million and $2.4 million of the previously recorded operating tax charge reserve, respectively.

Rationalization Expenses

During fiscal year 2003 and 2002, the Physician Business incurred approximately $3.2 million and $1.3 million, respectively, of rationalization expenses. Rationalization expenses are costs incurred as a result of the conversion to the new ERP system, the centralization of the purchasing function, and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002. Such costs primarily include salary and travel expenses for personnel responsible for converting the ERP system, centralizing the purchasing function, or closing a distribution center location.

Other

As part of the Company’s ongoing review of the realization of the three notes receivables outstanding from the Company’s former Chairman and Chief Executive Officer, the Company determined that an allowance for doubtful accounts was required for the unsecured note receivable. As a result, during the nine months ended December 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable. This allowance does not represent a forgiveness of debt.

SELLING EXPENSES

	For the Fiscal Year Ended
	March 28, 2003		March 29, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$71.1	9.4%	$64.7	9.1%	$6.4
Elder Care Business	12.3	2.9%	11.7	3.0%	0.6

Total Company	$83.4	7.1%	$76.4	6.9%	$7.0

Physician Business

The change in selling expenses is primarily attributable to an increase in commission expense due to (i) the increased sales volume discussed above, (ii) the addition of new sales representatives, (iii) the sales representatives’ focus on enhancing overall margins, and (iv) an increase in guaranteed salaries paid to experienced sales representatives that were hired during fiscal year 2003. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

Elder Care Business

Although net sales increased, selling expenses remained relatively constant from period to period. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales and on total gross profit dollars versus established quotas.

INTERNATIONAL BUSINESS EXIT (REVERSAL) CHARGE

During fiscal year 2001, the Company adopted a plan to divest the International Business and recorded a charge of approximately $14.9 million. The sale of the International Business was completed during the three months ended June 29, 2001. Upon completion of the sale, the Company recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the business.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	March 28, 2003		March 29, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$22.8	3.0%	$17.7	2.5%	$5.1
Elder Care Business	18.3	4.3%	11.9	3.0%	6.4
Corporate Overhead	(15.2)	- -	(6.0)	- -	(9.2)

Total Company	$25.9	2.2%	$23.6	2.1%	$2.3

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the fiscal year ended March 28, 2003 totaled $9.8 million, an increase of $1.6 million, or 19.8%, from interest expense of $8.2 million for the fiscal year ended March 29, 2002. Interest expense allocated to discontinued operations was $2.2 million during fiscal year 2003 compared to $4.5 million during fiscal year 2002. During fiscal year 2002, in connection with the purchase and development of the Company’s ERP systems, approximately $1.8 million of interest cost was capitalized, which reduced interest expense. In addition, approximately $0.4 million of accelerated amortization of debt issuance costs was recorded as a result of refinancing the prior credit facility on May 24, 2001. Excluding the effects of the allocation of interest expense to discontinued operations, the capitalized interest cost, and the accelerated amortization of debt issuance costs, interest expense decreased approximately $2.1 million. This decrease is primarily attributable to lower outstanding debt balances under the Company’s revolving line of credit and Senior Subordinated Notes over the prior period and an overall reduction in interest rates.

INTEREST AND INVESTMENT INCOME

Interest and investment income for fiscal year ended March 28, 2003 totaled $0.5 million, a decrease of $0.2 million, or 23.3%, from interest and investment income of $0.7 million for fiscal year ended March 29, 2002.

OTHER INCOME

Other income for fiscal year ended March 28, 2003 totaled $5.4 million, an increase of $3.5 million, or 186.9%, from other income of $1.9 million for fiscal year ended March 29, 2002. During the fiscal year ended March 28, 2003, approximately $4.3 million of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The increase in other income was offset by a decrease in the amount of customer finance charge income of approximately $0.3 million on the Elder Care Business and Physician Business customer accounts.

PROVISION FOR INCOME TAXES

Provision for income taxes was $8.4 million for the fiscal year ended March 28, 2003, an increase of $1.9 million from the provision for income taxes of $6.5 million for fiscal year ended March 29, 2002. The effective income tax rate was approximately 38.1% and 36.4% for fiscal year 2003 and 2002, respectively. The increase in the effective rate is primarily attributable to (i) an increase in unfavorable permanent items and (ii) an increase in the income from continuing operations before provision for income taxes, excluding the effect of the International Business, offset by a valuation allowance recorded during fiscal year 2002 against certain deferred tax assets resulting from capital loss carryforwards generated from the sale of the International Business.

During fiscal year 2002, the Company was notified by the Internal Revenue Service that the income tax returns for fiscal years ended March 31, 2000 and March 30, 2001 would be examined. Fieldwork is anticipated to be completed during the first quarter of fiscal year 2004, with anticipated final audit results during fiscal year 2004. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $445.6 million for the fiscal year ended March 28, 2003, a decrease of $266.0 million from net sales of $711.6 million for the fiscal year ended March 29, 2002. The timing of the sale of the Imaging Business, which was November 18, 2002, resulted in 162 days of sales during fiscal year 2003 compared to 253 days of sales during fiscal year 2002.

The pretax loss from operations was $6.7 million for the fiscal year ended March 28, 2003, an increase of $2.8 million from a pretax loss from operations of $3.9 million for the fiscal year ended March 29, 2002. This increase in the loss from operations is primarily related to a reduction in net sales discussed above.

The Company has recorded a $37.7 million income tax benefit related to the operations and disposal of the Imaging Business during the fiscal year ended March 28, 2003. The Company has a total deferred tax asset of approximately $56.3 million, which represents the tax effect of the anticipated income tax net operating loss (“NOL”) to be generated as a result of the sale of the Imaging Business. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the Buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

EXTRAORDINARY LOSS

During the fiscal year ended March 28, 2003, the Company retired $125.0 million principal amount of its 8 ½% Senior Subordinated Notes. An extraordinary loss of $4.8 million was incurred as a result of the early extinguishment of debt, consisting of $5.1 million redemption premiums and the accelerated amortization of associated debt issuance costs of $2.8 million, net of an income tax benefit of $3.1 million. During fiscal year 2004, the Company will be required to adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Upon adoption, the Company will reclassify the loss of $7.9 million to other income and the related tax benefit of $3.1 million to the provision (benefit) for income taxes in the accompanying statement of operations. Furthermore, the Company will report income from continuing operations per diluted share of $0.12 after the reclassification.

NET LOSS

Net loss for the fiscal year ended March 28, 2003 totaled $54.8 million compared to a net loss of $81.2 million for the fiscal year ended March 29, 2002. The net loss for the fiscal year ended March 28, 2003 included a charge of $63.6 million for the total loss from discontinued operations and $4.8 million extraordinary loss on early extinguishment of debt. The net loss for the fiscal year ended March 29, 2002 primarily related to a goodwill impairment charge of $90.0 million, net of a benefit for income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Otherwise, variances are due to the factors discussed above.

FISCAL YEAR ENDED MARCH 29, 2002 VERSUS FISCAL YEAR ENDED MARCH 30, 2001

NET SALES

	For the Fiscal Year Ended
(dollars in millions)	March 29, 2002	March 30, 2001	Increase (Decrease)	Percent Change

Physician Business	$711.8	$689.4	$22.4	3.2%
Elder Care Business	391.9	367.6	24.3	6.6%
Corporate Overhead	0.4	19.9	(19.5)	(98.0)%

Total Company	$1,104.1	$1,076.9	$27.2	2.5%

Physician Business

The change in net sales is primarily attributable to an increase in medical disposables sales of approximately $31.6 million, of which branded consumables, private label consumables, and pharmaceuticals increased $23.6 million, $3.7 million, and $4.3 million, respectively. Medical disposable sales were positively impacted by the launch of the SRxSM sales initiative and an increase in the sale of flu vaccines compared to the prior period. Net sales were negatively impacted by a decrease in equipment and Immunoassay sales of approximately $10.7 million due to a manufacture product recall and product supply interruptions. In addition, net sales increased approximately $1.5 million for additional freight charges billed to customers.

Elder Care Business

Net sales grew approximately $24.3 million due to the momentum in the ANSWERS program, acquiring new customers, and improved sales force confidence. The launch of the ANSWERS sales initiative during August 2001, which generated net sales of approximately $6.4 million during fiscal year 2002, provided the sales force with a solutions-based sales approach designed to meet customer needs and increase consumable product sales.

Corporate Overhead

The International Business, which was divested during the first quarter of fiscal year 2002, reported net sales of $0.4 million and $19.9 million during fiscal years 2002 and 2001, respectively.

GROSS PROFIT

Gross profit for fiscal year 2002 totaled $304.4 million, an increase of $12.8 million, or 4.4%, over the fiscal year 2001 gross profit of $291.6 million. Gross profit as a percentage of net sales was 27.6% and 27.1% for fiscal year 2002 and 2001, respectively. The International Business, which was divested during the first quarter of fiscal year 2002, reported gross profit of $0.1 million and $5.9 million during fiscal years 2002 and 2001, respectively. Furthermore, gross profit for fiscal year 2001 includes approximately $1.9 million of gross profit related to equipment sales and incentive rebates recorded in the first quarter of fiscal year 2001 as a result of the adoption of Staff Accounting Bulletin (“SAB”) No 101, Revenue Recognition (“SAB 101”), during fiscal year 2000. Excluding the effect of these two items, gross profit as a percentage of net sales was 27.6% for fiscal year 2002 compared to 27.2% for fiscal year 2001. During fiscal year 2002, the Physician Business recorded a charge of approximately $2.3 million related to discontinuing the marketing and distribution of certain product lines. Although this charge negatively impacted gross profit, the Company was able to maintain its gross profit as a percentage of net sales by increasing sales as a result of the SRxSM and ANSWERS sales initiatives and increasing sales of private label products. The benefit of these initiatives were partially offset by continued margin pressures from the Elder Care Business’ national chain customers.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	March 29, 2002		March 30, 2001
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$130.1	18.3%	$114.6	16.6%	$15.5
Elder Care Business	68.0	17.4%	93.4	25.4%	(25.4)
Corporate Overhead	6.8	- -	20.4	102.2%	(13.6)

Total Company	$204.9	18.6%	$228.4	21.2%	$(23.5)

Physician Business

The increase in general and administrative expenses was primarily attributable to (i) an increase in other general and administrative expenses of approximately $5.7 million which is discussed below, (ii) an increase in salary expense of approximately $4.2 million which is primarily related to general wage increases, (iii) an increase in employee incentive compensation of approximately $5.9 million as a result of achieving certain fiscal year 2002 financial objectives, (iv) additional depreciation expense over the prior fiscal year of approximately $1.2 million primarily for completed phases of its ERP system, electronic commerce platforms (including myPSS.com), and supply chain integration, (v) an increase in medical and general business insurance costs of approximately $0.9 million. These increases were offset by a decrease in amortization expense of approximately $0.5 million related to discontinuing the amortization of goodwill on March 31, 2001 as a result of adopting SFAS 142.

Elder Care Business

The decrease in general and administrative expenses was primarily attributable to (i) a decrease in other general and administrative expenses of approximately $20.2 million which is discussed below, (ii) a decrease in warehouse expenses of approximately $2.6 million which is primarily related to lower freight costs, (iii) a decrease in amortization expense of $1.9 million as a result of discontinuing the amortization of goodwill, offset by an increase in employee incentive compensation of approximately $1.2 million as a result of achieving certain fiscal year 2002 financial objectives.

Corporate Overhead

The decrease in general and administrative expenses was primarily attributable to (i) a decrease in other general and administrative expenses of approximately $12.7 million which is discussed below, (ii) a decrease of approximately $3.5 million as a result of the disposition of the International Business during the first quarter of fiscal year 2002, offset by (iii) an increase in professional fees of approximately $1.5 million primarily related to consulting fees for the validation of the Company’s strategic plan, the improvement of business process, and investments in enterprise-wide learning initiatives, (iv) an increase in employee incentive compensation of approximately $1.2 million as a result of achieving certain fiscal year 2002 financial objectives, and (v) an increase in medical and general business insurance costs of approximately $0.8 million.

The comparability of the general and administrative expenses year over year was impacted by the accounting for the disposition of the Imaging Business. During fiscal year 2002, approximately $10.6 million of expenses normally allocated to the Imaging Business were incurred of which approximately $7.5 million was directly attributable to the Imaging Business and allocated to discontinued operations. During fiscal year 2001, approximately $11.1 million of expenses normally allocated to the Imaging Business were incurred of which approximately $6.8 million was directly attributable to the Imaging Business and allocated to discontinued operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $27.2 million during fiscal year 2002 compared to fiscal year 2001. The following tables summarize other general and administrative expenses (in millions) by business segment:

	For the Fiscal Year Ended March 29, 2002
	Physician Business	Elder Care Business	Corporate Overhead	Total

Restructuring costs and expenses	$4.8	$0.2	$ - -	$5.0
Merger costs and expenses	- -	- -	2.1	2.1
Accelerated depreciation	1.1	- -	- -	1.1
Reversal of operational tax charge	- -	- -	(2.4)	(2.4)
Rationalization expenses	1.3	- -	- -	1.3
Other	0.3	0.2	- -	0.5

Total	$7.5	$0.4	$(0.3)	$7.6

	For the Fiscal Year Ended March 30, 2001
	Physician Business	Elder Care Business	Corporate Overhead	Total

Restructuring costs and expenses	$0.3	$0.6	$5.7	$6.6
Merger costs and expenses	- -	- -	3.8	3.8
Accelerated depreciation	1.5	- -	- -	1.5
Reversal of operational tax charge	- -	- -	(0.7)	(0.7)
Elder Care Business bad debt charge	- -	20.0	- -	20.0
Other	- -	- -	3.6	3.6

Total	$1.8	$20.6	$12.4	$34.8

Restructuring Costs and Expenses

Physician Business

Plan Adopted During the Fourth Quarter of Fiscal Year 2002.  During fiscal year 2002, the Physician Business recorded a charge of $3.7 million at the commitment date of this plan. In addition, approximately $0.5 million was expensed as incurred which included direct transaction costs of $0.2 million, branch shut down costs of $0.1 million, employee relocation costs of $0.1 million, involuntary employee termination costs of $0.05 million, and lease termination costs of $0.05 million.

Corporate Overhead

Plan Adopted During the Third Quarter of Fiscal Year 2001.  During the quarter ended December 29, 2000, management approved and adopted a formal plan to restructure certain leadership positions within the Company. This plan includes costs related to the severance of certain members of senior management including the Company’s former Chairman and Chief Executive Officer. Accordingly, the Company recorded restructuring costs and expenses of $4.9 million at the commitment date of the restructuring plan and $0.6 million in severance costs in the quarter ended March 30, 2001.

Merger Costs and Expenses

As a result of the Retention Plans, approximately $2.1 million and $3.8 million was recognized during fiscal year 2003 and 2002, respectively.

Acceleration of Depreciation

During fiscal year 2002, the Physician Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter. As a result of shortening the useful lives to coincide with the disposal date of the quarter ended March 29, 2002, the Company recorded approximately $1.0 million of accelerated depreciation to fully depreciate certain computer equipment. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2003 and 2004 was offset by additional lease expense as these assets were replaced with assets under operating leases. The remaining $0.1 million of accelerated depreciation that was recorded relates to assets that were disposed of after the restructuring plan that was implemented during the fourth quarter is completed. The effects of these changes in estimates decreased basic and diluted earnings per share by $0.01 for fiscal year 2002.

During fiscal year 2001, the Physician Business identified certain assets for replacement due to the implementation of its ERP system. Pursuant to SFAS 121, the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of the assets in accordance with APB 20. As a result of shortening the useful lives to coincide with the disposal date during the quarter ended December 29, 2000, the Company recorded $1.5 million of accelerated depreciation to fully depreciate these assets. The effect of this change in estimate decreased basic and diluted earnings per share by $0.01 for fiscal year 2001. Prior to the accelerated depreciation charge, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2002 through 2004 would be offset by additional depreciation expense recorded as a result of the implementation of the new ERP system.

Reversal of Operational Tax Charge

During fiscal years 2002 and 2001, the Company performed an analysis and reversed $2.4 million and $0.7 million, respectively, of a previously recorded operating tax charge reserve.

Elder Care Business Bad Debt Charge

During the quarter ended December 29, 2000, the Elder Care Business recorded approximately $20.0 million of incremental bad debt expense to increase the allowance for doubtful accounts. The increase to the allowance for doubtful accounts was primarily attributed to changes in assumptions concerning customers in bankruptcy at that time.

During the quarter ended December 29, 2000, the Company did not receive final critical vendor designation that was initially assured by customer management for a significant customer as it had received for other significant bankrupt customers in the past. After receiving this information, the Company revised its allowance for all bankrupt customers and recorded incremental bad debt expense of approximately $9.0 million. Approximately $6.5 million of this amount related to one customer, who represented approximately 6.7% of the Elder Care Business’ net sales and 2.2% of consolidated net sales for the fiscal year ended March 30, 2001. Approximately $2.5 million of the $9.0 million related to various independent and regional customer bankruptcies, none of which were individually significant to the operations of the Elder Care Business.

In addition, the remaining incremental bad debt expense of approximately $11.0 million was attributed to changes in the reserve percentages applied to various classes of nonbankrupt customers with aged accounts due to further deterioration in the financial condition as a result of the implementation of the Prospective Pay System (“PPS”). PPS, effective for cost-reporting periods beginning on or after July 1, 1998, limited government payments to long-term care providers to federally established cost levels. PPS placed severe economic strain on the Elder Care Business’ customers as reimbursements received from the government were substantially less than amounts received under the previous cost-based reimbursement system. The reduction in the amount of government reimbursements required significant changes to customer operations and their business models. Several large national chain customers were highly leveraged due to rapid expansion of their business and, in some cases, bankruptcy protection was the only alternative to counter the funding deficit.

As a result of this increased bad debt expense, changes in management’s credit policies and procedures and changes in the credit and collection department management were implemented. The effect of this change in estimate decreased basic and diluted earnings per share by $0.17 for fiscal year 2001. The changes in the assumptions of estimating the allowances for doubtful accounts did not materially impact bad debt expense during fiscal year 2002. The Elder Care Business benefited from the implementation of more stringent credit policies during fiscal year 2001, the improvement in its customers’ financial condition, and the Company’s ability to negotiate shorter payment terms. Accordingly, the Elder Care Business’ average number of days sales outstanding was reduced to 50.6 days during the quarter ended March 29, 2002 from 59.9 days during the quarter ended March 30, 2001.

Rationalization Expenses

During fiscal year 2002, the Physician Business incurred approximately $1.3 million of rationalization expenses. Rationalization expenses are costs incurred as a result of the conversion to the new ERP system, the centralization of the purchasing function, and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002. Such costs primarily include salary and travel expenses for personnel responsible for converting the ERP system, centralizing the purchasing function, or closing a distribution center location.

Other

During fiscal year 2001, the Company incurred $3.6 million, primarily relating to legal and professional fees and other costs pursuant to the Company’s strategic alternatives process and severance costs.

SELLING EXPENSES

	For the Fiscal Year Ended
	March 29, 2002		March 30, 2001
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase

Physician Business	$64.7	9.1%	$65.3	9.5%	$(0.6)
Elder Care Business	11.7	3.0%	10.6	2.9%	1.1
Corporate Overhead	- -	- -	2.2	11.2%	(2.2)

Total Company	$76.4	6.9%	$78.1	7.3%	$(1.7)

Physician Business

The change in selling expenses is primarily attributable to a decrease in commission expense earned on Immunoassay sales that was mandated by the manufacturer. This decrease was offset by the increased sales volume discussed above and an increase in guaranteed salaries paid to experienced sales representatives that were hired during fiscal year 2002. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales.

Elder Care Business

Although net sales increased, selling expenses remained relatively constant from period to period. Commissions are generally paid to sales representatives based on gross profit as a percentage of net sales and on total gross profit dollars versus established quotas.

Corporate Overhead

The decrease in selling expenses of $2.2 million is attributable to the International Business, which was divested during the first quarter of fiscal year 2002.

INTERNATIONAL BUSINESS EXIT (REVERSAL) CHARGE

During the quarter ended December 29, 2000, the Company adopted a plan to divest the International Business. As a result, during fiscal year 2001, the Company recorded approximately $14.9 million as an International Business exit charge. The Company sold the International Business during the first quarter of fiscal year 2002. Upon completion of the sale, the Company recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the business.

INCOME (LOSS) FROM OPERATIONS

	For the Fiscal Year Ended
	March 29, 2002		March 30, 2001
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$17.7	2.5%	$17.3	2.5%	$0.4
Elder Care Business	11.9	3.0%	(15.5)	(4.2)%	27.4
Corporate Overhead	(6.0)	- -	(31.6)	- -	25.6

Total Company	$23.6	2.1%	$(29.8)	(2.8)%	$53.4

The loss from operations during fiscal year 2001 included an Elder Care Business bad debt charge of approximately $20.0 million and a Corporate Overhead charge of approximately $14.9 million to exit the International Business. Otherwise, the variances are primarily due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the fiscal year ended March 29, 2002 totaled $8.2 million, a decrease of $3.2 million, or 27.9%, over the fiscal year ended March 30, 2001 total of $11.4 million. Interest expense allocated to discontinued operations was $4.5 million during fiscal year 2002 compared to $9.4 million during fiscal year 2001. During fiscal year 2002 and 2001, in connection with the purchase and development of the Company’s ERP systems, approximately $1.8 million and $1.6 million, respectively of interest costs were capitalized, which reduced interest expense. In addition, approximately $0.4 million of accelerated amortization of debt issuance costs was recorded as a result of refinancing the prior credit facility on May 24, 2001. Excluding the effects of the allocation of interest expense to discontinued operations, the capitalized interest cost, and the accelerated amortization of debt issuance costs, interest expense decreased approximately $8.3 million. The decrease is primarily attributable to lower outstanding debt balances under the Company’s revolving credit agreement over the prior year and a general reduction in interest rates.

INTEREST AND INVESTMENT INCOME

Interest and investment income for the fiscal year ended March 29, 2002 totaled $0.7 million, a decrease of $0.8 million, or 55.7%, over the fiscal year ended March 30, 2001 total of $1.5 million. Interest and investment income for fiscal year 2001 includes an other than temporary impairment loss of $1.2 million related to an available-for-sale marketable security. During fiscal year 2002, this security was sold and a gain of $0.2 million was recognized. Excluding the impact of the available-for-sale marketable security, interest and investment income decreased $2.1 million which is primarily related to lower invested cash balances during the year compared to the prior year and a general reduction in interest rates.

OTHER INCOME

Other income for the fiscal year ended March 29, 2002 totaled $1.9 million, a decrease of $0.1 million, or 6.7%, over the fiscal year ended March 30, 2001 total of $2.0 million. Other income primarily consists of finance charges on customer accounts.

PROVISION (BENEFIT) FOR INCOME TAXES

Provision for income taxes was $6.5 million for the fiscal year ended March 29, 2002, an increase of $13.2 million compared to a benefit from income taxes of $6.7 million for the fiscal year ended March 30, 2001. The effective income tax rate was approximately 36.4% for fiscal year 2002 compared to 17.9% during fiscal year 2001. The increase was primarily related to (i) a valuation allowance of $6.2 million that was recorded against certain deferred tax assets resulting from capital loss carryforwards and (ii) an increase in income from continuing operations before provision for income taxes over the prior year which resulted in an increase in the provision for income taxes of $5.2 million, offset by a $0.8 million benefit from a reduction in unfavorable permanent items related to the discontinuation of nondeductible goodwill amortization for book purposes.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $711.6 million for the fiscal year ended March 29 2002, a decrease of $26.3 million from net sales of $737.9 million for the fiscal year ended March 30, 2001. Net sales for fiscal year 2001 include approximately $6.8 million of equipment sales recorded in the first quarter of fiscal year 2001 as a result of the adoption of SAB 101 during fiscal year 2000. Excluding the effect of SAB 101, net sales of consumable products decreased approximately $23.6 million, while equipment sales increased approximately $4.1 million. During fiscal year 2002, the Company selectively eliminated, or chose to not competitively bid for renewal, certain revenues that did not meet its profit criteria. The Imaging Business also began to experience customer conversions from wet x-ray film handling to dry lasers that eliminate the need for certain consumable products such as film processing chemistry. The Imaging Business also experienced an increase in direct competition from manufacturers for the new digital equipment.

The pretax loss from operations was $3.9 million for the fiscal year ended March 29, 2002, a decrease of $2.4 million from a pretax loss from operations of $6.3 million for the fiscal year ended March 30, 2001. The decrease in the loss from operations is primarily related to a decrease in amortization expense of $3.8 million as a result of discontinuing the amortization of goodwill offset by a restructuring charge of approximately $3.7 million recorded during the fourth quarter of fiscal year 2002.

NET LOSS

The Company incurred a net loss of $81.2 million during the fiscal year ended March 29, 2002 compared to net loss of $36.1 million during the fiscal year ended March 30, 2001. The increase in the net loss primarily relates to a goodwill impairment charge of $90.0 million, net of income taxes of $14.4 million, recorded during fiscal year 2002 as a cumulative effect of an accounting change due to the implementation of SFAS 142. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As the Company’s business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company’s operations. The Company expects this growth will be funded through a combination of cash flows from operating activities, revolving credit borrowings, and other financing arrangements.

Cash Flows From Operating, Investing, and Financing Activities

Net cash provided by operating activities was $44.1 million, $109.0 million, and $69.9 million for fiscal years 2003, 2002, and 2001, respectively. During fiscal year 2003, 2002, and 2001, cash flows from operating activities were positively impacted by noncash items of $29.9 million, $31.3 million, and $47.8 million, respectively, primarily related to depreciation, amortization of intangible assets, amortization of debt issuance costs, provisions for doubtful accounts and notes receivables, International Business exit charge, provision (benefit) for deferred income taxes, gain on sale of marketable security, loss on sales of property and equipment, and noncash compensation expense. During fiscal year 2002, cash flows from operating activities were positively impacted by the implementation of working capital reduction initiatives that started in the last half of fiscal year 2001. In addition, the Company received approximately $16.9 million of income tax refunds during fiscal year 2002 compared to $2.8 million during fiscal year 2003. During fiscal year 2003, the Company filed a NOL carryback refund claim of its fiscal year 2002 tax loss to partially offset the taxable income for fiscal year 2000. During fiscal year 2002, the Company filed a NOL carryback refund claim of its fiscal year 2001 tax loss to partially offset the taxable income for fiscal year 1999. Furthermore, cash flows used in operating activities for the operations of the Imaging Business were approximately $0.4 million during fiscal year 2003 compared to cash flows provided by operating activities of approximately $28.3 million during fiscal year 2002.

Net cash used in investing activities was $6.6 million, $25.4 million, and $27.4 million for fiscal years 2003, 2002, and 2001, respectively. During fiscal years 2003, 2002, 2001, capital expenditures totaled $12.0 million, $19.8 million, and $18.3 million, respectively, which include expenditures related to the continued development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration of approximately $3.9 million, $13.6 million, and $9.6 million during fiscal year 2003, 2002, and 2001, respectively. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $4.8 million during fiscal year 2003. In addition, cash flows from investing activities during fiscal years 2003 and 2001 were utilized for the purchase of long-term care businesses for approximately $4.5 million and $0.9 million, respectively.

During fiscal year 2003, cash flows from investing activities were generated from the sale of the Imaging Business. The original purchase price of the Imaging Business was estimated to be $45.0 million subject to adjustment based on the net assets sold and net cash held by the Imaging Business as of the closing date. Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date. The cash proceeds received during fiscal year 2003 were reduced by approximately $3.3 million for transaction costs. Approximately $2.7 million of additional costs, which are accrued in the accompanying balance sheet as an accrued loss on disposal, will be paid subsequent to March 28, 2003.

Net cash used in financing activities was $71.9 million, $64.4 million, and $68.5 million during fiscal years 2003, 2002, and 2001, respectively. During fiscal year 2003, the Company paid $130.2 million to retire the Notes using the availability under the revolving line of credit. In addition, during fiscal year 2003, the Company paid $25.6 million to repurchase approximately 3.6 million shares of the Company’s common stock under approved stock repurchase programs. During fiscal year 2002, the Company repaid a significant amount of debt outstanding under its revolving line of credit using cash flows from operating activities and available cash reserves.

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

The Credit Agreement provides for a four-year credit facility consisting of an aggregate $120 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon (i) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (ii) compliance with certain debt incurrence tests under the Company’s Indenture, dated as of October 7, 1997, relating to the 8.5% senior subordinated notes due in 2007 (the “Notes”). The Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.25% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.5% based on the Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) repurchasing the Notes, (iii) selling or transferring assets, (iv) making certain investments (including acquisitions), (v) incurring additional indebtedness and liens, and (vi) annual capital expenditures. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the Company’s prior credit agreement and future proceeds will be used to issue letters of credit, finance ongoing working capital requirements, and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

On June 28, 2001, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), by and among the Company, as borrower thereunder, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The First Amendment increased the maximum available borrowings under the Credit Agreement from $120 million to $150 million. The First Amendment also, among other things, increased the percentage of Lenders whose consent was required for an amendment of the Credit Agreement from more than 50% to more than 55% and amended certain provisions relating to protective advances, limitations on issuances of letters of credit, indemnification, and landlord consents.

On August 12, 2002, the Company received a consent from the Lenders and the Agent for the Lenders for the repurchase of up to $35.0 million of its common stock through June 30, 2003. On October 24, 2002, the Company also received a consent from the Lenders and the Agent for the Lenders for the sale of all the outstanding capital stock of the Imaging Business.

On March 28, 2003, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), by and among the Company, as borrower thereunder, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The Second Amendment allowed the Company to use proceeds under the Credit Facility to prepay the Notes in full.

On May 20, 2003, the Company entered into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as Borrower, the subsidiaries of the Borrower party thereto, the Lenders from time to time party thereto, and Bank of America, N.A., as Agent for the Lenders. The New Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “New Credit Facility”). Availability of borrowings under the New Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The New Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.00% and 1.00% based on the Company’s ratio of funded debt to EBITDA (as defined in the New Credit Agreement) or at LIBOR plus a margin of between

1.75% and 3.00% based on the Company’s ratio of funded debt to EBITDA. Under the New Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Initial proceeds from the New Credit Facility were used to refinance existing indebtedness outstanding under the Credit Facility and future proceeds will be used to issue letters of credit, and finance the ongoing working capital requirements of the Company. The New Credit Facility matures on March 28, 2006.

Subsequent to year-end, the Company entered into an interest rate swap agreement that carried a notional principal amount of $35.0 million. The swap effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006. The Company entered into the interest rate swap for the purpose of hedging variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The interest rate swap settles monthly until expiration. As a result of entering into the interest rate swap, the Company has mitigated its exposure to interest rate fluctuations on a portion of its revolving line of credit. As the interest payments on the revolving line of credit are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter-party, the Company has eliminated any impact to raising interest rates related to its interest payments under the revolving line of credit. The counter party to the interest rate swap is a party to the Company’s revolving credit facility.

Senior Subordinated Notes

The Company issued $125 million aggregate principal amount of 8.5% senior subordinated notes due in 2007. The Notes were unconditionally guaranteed on a senior subordinated basis by all of the Company’s domestic subsidiaries. Interest on the Notes accrued from the date of original issuance and was payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million were funded by the cash flows from operating activities. The Notes matured on October 1, 2007, and were callable beginning October 1, 2002, at the option of the Company.

During fiscal year 2003, the Company retired $125.0 million principal amount of the Notes. An extraordinary loss of $4.8 million was incurred as a result of the early extinguishment of debt, consisting of $5.2 million of redemption premiums, $2.7 million of accelerated amortization of debt issuance costs, net of a benefit for income taxes of $3.1 million.

Stock Repurchase Program

On July 30, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, the Company had completed the repurchase of the 3.6 million common shares under this program at an average price of $7.12 per common share. On December 17, 2002, the Company’s Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company has repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.88 per common share.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition agreements and employment agreements. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Overhead (in thousands):

	Fiscal Years									Thereafter		Total
	2004	2005		2006		2007		2008

Revolving line of credit(a)	$83,000	$	- -	$	- -	$	- -	$	- -	$	- -	$83,000
Operating leases:
Operating	20,126		15,883		10,554		7,309		3,122		5,200	62,194
Restructuring	997		424		238		29		- -		- -	1,688
Noncompetition agreements	504		225		36		35		28		114	942
Employment agreements	163		162		- -		- -		- -		- -	325

Total	$104,790		$16,694		$10,828		$7,373		$3,150		$5,314	$148,149

(a)	The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the New Credit Facility does not expire until March 26, 2008. The Company is not obligated to repay the amount outstanding under the revolving line of credit during fiscal year 2004.

Other

As of March 28, 2003, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, borrowing availability under the credit facility, and capital markets are sufficient to meet the Company’s anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future.

The Company may, from time-to-time, seek to retire its outstanding debt or equity through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations include the following. The discussion below applies to each of the Company’s reportable segments (Physician Business, Elder Care Business, and Corporate Overhead, which includes unallocated corporate overhead, overhead associated with the Imaging Business, and the Company’s European operations (the “International Business”), unless otherwise noted. The International Business was sold during fiscal year 2002.

Estimating Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit-worthiness of customers, changes in customer payment terms, and percentages applied to the accounts receivable aging categories. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base. Management performs ongoing credit evaluations by reviewing the customer’s current financial information. A credit review is performed on all customers in the Elder Care Business, and a credit review is performed on new customers in the Physician Business. At a minimum, each Elder Care customer account is reviewed annually. Adjustments to credit limits are made based upon payment history and the customer’s current credit worthiness. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be needed which will increase general and administrative expenses and decrease accounts receivable.

Effective July 1, 1998, Medicare’s PPS, which was applied to the long-term care industry, limited government payments to long-term care providers to federally established cost levels. If there are changes to the government-imposed limits on reimbursement of hospitals and other healthcare industry, adjustments to established allowances may be needed which may adversely affect accounts receivable, future sales, earnings, and results of operations. During the quarter ended December 29, 2000, the Company recorded $20 million of bad debt expense to increase the allowance for doubtful accounts for the Elder Care Business. The increase to the allowance was primarily attributed to (i) changes in assumptions concerning customers in bankruptcy at that time and (ii) changes in the reserve percentages applied to various classes of nonbankrupt customers with aged accounts due to further deterioration in the financial condition as a result of the implementation of PPS. No material revisions have been made to the reserve methodology for the Elder Care Business subsequent to the quarter ended December 29, 2000.

Inventory Valuation

Inventories, which primarily consist of medical products and supplies and diagnostic equipment, are valued at the lower of cost, or market on a first-in, first-out basis. As part of this valuation process, excess and slow-moving inventories are reduced to estimated net realizable value. The Company’s accounting for excess and slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. When preparing these estimates, management considers and reviews historical results, inventory quantities on hand, current operating trends, sales forecasts, and slow movement reports. These estimates can be affected by a number of factors, including general economic conditions, supply interruption by a manufacturer, and other factors affecting demand for the Company’s inventory. Any adjustments to the valuation of inventory will be reflected as an increase to cost of goods sold and a reduction to inventory.

During fiscal year 2002, the Physician Business recorded a $2.3 million charge to cost of goods sold for a discontinued product line. During fiscal year 2002, Candela Corporation (“Candela”) terminated a distribution agreement between the two companies and the Company filed an arbitration proceeding with the American Arbitration Association against Candela (PSS World Medical, Inc. d/b/a Physician Sales & Service, Claimant, v. Candela Corporation, Respondent) for breach of contract, promissory estoppel, intentional interference with contractual/advantageous relations, and violation of the Massachusetts Unfair Business Practices Act. Candela filed counterclaims in the arbitration for breach of contract, seeking payment of $2.4 million in outstanding invoices and alleged trademark infringement and violation of the Massachusetts Unfair Business Practices Act. The arbitrators ruled in favor of Candela on May 28, 2003. The Company had previously recorded a liability of approximately $2.4 million for equipment purchased. Due to the termination of the distribution agreement, including termination of manufacturer support, installation services, and warranty coverage, the Physician Business recorded an additional $2.3 million charge to cost of goods sold during fiscal year 2003.

Estimating Accruals for Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party vendors. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of the cost incurred, or (iii) an increase to net sales in the accompanying statement of operations. Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Performance-based rebates are typically measured against inventory purchases or sales volume levels and are received from the vendors at the time certain performance measures are achieved. Performance-based rebates for contracts entered into subsequent to November 21, 2002 are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. Therefore, management uses judgment and estimates to determine the amount of performance-based rebates to recognize each period. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure. Prior to November 21, 2002, rebate income was recognized in the period in which the performance measure was achieved. If the facts and circumstances used by management to assess whether the performance targets will be achieved by the Company change, the financial condition and the results of operations could materially change period to period.

Estimating Valuation Allowances for Deferred Tax Assets

Deferred income taxes are assessed for recoverability and valuation allowances are provided as necessary to reduce deferred income tax assets to amounts expected to be realized. As of March 28, 2003, the Company has net deferred income taxes of $53.3 million, which is net of a valuation allowance of $6.0 million. Should expectations of taxable income change in future periods, it may become necessary to increase the valuation allowance, which could affect the Company’s results of operations in the period such determination is made. The Company records income tax provision or benefit at a rate that is based on expected results for the fiscal year. If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis may be required.

Estimating Useful Lives of Property and Equipment

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

During fiscal years 2003, 2002, and 2001, the Company revised the useful lives of certain assets in accordance with APB 20 and recorded accelerated depreciation of approximately $0.2 million, $1.1 million and $1.5 million, respectively. Management estimates that approximately $0.2 million of accelerated depreciation will be recorded during fiscal year 2004.

Accrued Restructuring Costs and Expenses

In order to improve customer service, reduce costs, and improve productivity and asset utilization, management may develop formal plans to exit certain activities, involuntarily terminate employees, and relocate employees. These plans may include identification of duplicate facilities for closure, identification of facilities for consolidation into other facilities, and consolidation of certain back-office functions. Generally, completion of these plans will occur within one year from the date in which the plans were formalized and adopted by management. However, intervening events occurring prior to completion of a plan can impact a previously established plan. Such intervening events may cause modifications to a plan and are accounted for on a prospective basis. At the end of each quarter, management reevaluates its plans and adjusts previous estimates, if necessary.

The Company recognizes restructuring costs and expenses related to exit and disposal activities initiated prior to December 31, 2002 in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SAB No. 100, Restructuring and Impairment Charges. The Company recognizes restructuring costs and expenses related to exit and disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Restructuring costs and expenses are included in general and administrative expenses in the accompanying statements of operations and are separately disclosed in Management’s Discussion and Analysis. Accrued restructuring costs and expenses are included in accrued expenses in the accompanying balance sheets.

Certain costs are recognized at the date in which a plan is formalized and adopted by management (the “commitment date”). Certain other costs that do not meet the criteria for accrual at the commitment date are expensed as a plan is implemented. The types of costs incurred related to exit and disposal activities are typically employee terminations, lease terminations, and branch shutdowns. Involuntary employee termination costs include employee severance costs and termination benefits. Lease termination costs include lease cancellation fees, forfeited deposits and remaining payments due under existing lease agreements less estimated sublease income. Branch shutdown costs include costs related to facility closure costs, and are estimated based on historical experience of the total costs incurred in exiting a facility and quotes obtained from vendors. Given the complexity of estimates and broad reaching scope of the restructuring plans, actual expenses could differ from management’s estimates. If actual results are different from original estimates, the Company will record additional expense or reverse previously recorded expense.

Legal Contingencies

As discussed in Note 20, Commitments and Contingencies, the Company is currently involved in certain legal proceedings. In accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimatable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying balance sheets. Professional fees related to these claims are included in general and administrative expenses in the accompanying statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

Effective March 31, 2001, the Company adopted SFAS 142, which requires that goodwill no longer be amortized, but instead be tested for impairment annually and whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or one level below an operating segment. The Physician Business and the Elder Care Business are separate reporting units. The Company performs its annual impairment test as of the last day of each fiscal year, which is the Friday closest to March 31. As a result of adopting SFAS 142 during fiscal year 2002, the Imaging Business recorded an impairment charge of $90.0 million, net of income taxes of $14.4 million, which is included in discontinued operations in the accompanying statement of operations. Refer to Note 9, Goodwill, for further discussion of the impact of SFAS 142 on the Company’s financial position and results of operations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following factors, if present, may trigger an impairment review: (i) a significant decrease in the market price of the long-lived asset; (ii) a significant adverse change in the extent or manner in which the long-lived asset is being used or in its physical condition; and (iii) a current-period operating or cash flow loss combined with a history of operating cash flow losses or projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected undiscounted cash flow method. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets.

Accounting for Discontinued Operations

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care

Businesses, which offer attractive opportunities for growth and profitability. On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (“Purchase Price”). Cash proceeds, net of these adjustments, received from the transaction were approximately $12.1 million. The Purchase Price is subject to further adjustment based on the net assets and net cash held by DI as of the closing date. The estimated loss on disposal is subject to change based on the final Purchase Price adjustments that will be recorded in the period in which they become known.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32.3 million. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. If the dispute is not resolved by discussion between the parties, it will be referred to an independent accounting firm of national reputation for binding resolution. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

The results of operations of the Imaging Business and the estimated loss on disposal have been classified as “discontinued operations” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure modifications are required for fiscal year 2003 and are included in the notes to these consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”), which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues: (1) cash consideration received from a vendor should be recognized as a reduction to cost of sales in the reseller’s income statement, unless the consideration represents a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized only if the payment is considered probable and estimatable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of item (1) above have been applied to the Company’s financial statements beginning with the quarter ended March 28, 2003. Certain payments received from a vendor that are were reflected as a reduction to general and administrative expenses were reclassified to net sales. Prior periods were not reclassified to conform to current year presentation as amounts were immaterial. The provisions of item (2) above, as required, have been applied to all new contracts entered into subsequent to November 21, 2002. The impact of item (2) did not have a material effect on the Company’s consolidated results of operations in the current year.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. EITF 00-21 can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into beginning fiscal year 2005 with early adoption permitted. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and, therefore, does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees, an interpretation of FASB Statements No. 5 , 57 , and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on the Company’s financial position or results of operations on the date of adoption. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that fair value is the objective for initial measurement of a liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement. SFAS 146 did not have a material impact on the Company’s financial position or results of operations on the date of adoption.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other things, SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As such, gains and losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations for all prior periods presented. The Company will adopt the provisions of SFAS 145 on March 29, 2003, the first day of fiscal year 2004. Upon adoption, the Company will reclassify any gains or losses on early extinguishment of debt and related taxes recorded as an extraordinary loss during fiscal year 2003 to other (expense) income and provision for income taxes in the consolidated statements of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The Company is currently evaluating the effect of SFAS 150 on the balance sheet, results of operations, and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for the Company’s products and services;
•	the introduction of new products and services by the Company and competitors;
•	seasonal vaccine sales;
•	acquisitions, dispositions or investments;
•	changes in manufacturers’ pricing policies and or terms;
•	changes in manufacturers’ strategy to utilize distribution;
•	changes in the level of operating expenses;
•	changes in estimates used by management;
•	product supply shortages;

•	product recalls by manufacturers;
•	inventory valuation adjustments;
•	changes in product mix;
•	general competitive and economic conditions;
•	inclement weather;
•	changes in accounting principles;
•	disruptions resulting from the implementation of the strategic business plan;
•	disruptions resulting from the implementation of the ERP systems; and
•	changes by the government in reimbursement rates.

Accordingly, management believes that period-to-period comparisons of the results of operations should not be relied upon as an indication of future performance. It is possible that in certain future periods the results of operations may be below analysts’ and investors’ expectations. This could materially and adversely affect the trading price of the Company’s common stock.

Pricing and customer credit quality pressures due to reduced spending budgets by healthcare providers may affect net sales, the collectability of accounts receivable, and earnings.

A significant portion of medical care costs in the United States of America are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals, physicians, and other healthcare providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, recent changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of the Elder Care Business. For cost-reporting periods beginning on or after July 1, 1998, Medicare’s PPS was applied to the long-term care industry. PPS limits government payments to long-term care providers to federally established cost levels. Under PPS, the customers of the Elder Care Business received reimbursements that were substantially less than they received under the previous cost-based reimbursement system. The industry estimates that approximately 11% of long-term care facilities have filed for bankruptcy protection. Over one hundred of the Elder Care Business’ customers filed for bankruptcy during 1998 through 2001. One of the Elder Care Business’ customers is currently in bankruptcy and represented approximately 6%, 8%, and 9% of the Elder Care Business’ net sales for the fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively, and less than 2.5% of the Company’s consolidated net sales during each of the years in the three-year period ending March 28, 2003. The government is constantly changing the reimbursement rates and rules of the PPS. Future changes could have a material adverse effect on the Company’s future sales and results of operations.

The Company’s business is dependent on sophisticated data processing systems that may impair business operations if they fail to operate properly or not as anticipated.

The success of the Company’s business relies on the ability to obtain, process, analyze, maintain, and manage data. In addition, data processing capabilities must be continually maintained and upgraded.

Management relies on this capability because:

•	rebates are received from manufacturers when certain products are sold and sophisticated systems to track, apply, and collect such rebates are needed;
•	product cost information, net of rebates, is needed by the sales force in a timely manner to conduct business;
•	customer orders must be received and processed quickly;
•	orders must be shipped on a timely basis;
•	the billing and collections for all customers must be managed;
•	the purchasing and distribution of over 69,000 inventory items from 67 service centers must be managed;
•	data and information systems must be converted after acquisitions and during operating system conversions;
•	product reporting and tracking for vendors is a requirement;
•	sales representative compensation is based on gross margin by product and by customer; and
•	regulatory compliance on certain products requires proper tracking and reporting.

The Company’s business, financial condition, and results of operations may be materially adversely affected if, among other things:

•	data processing capabilities are interrupted or fail for any extended length of time;
•	data services fail to be upgraded;
•	the data processing system becomes unable to support expanded business; or
•	data is lost or unable to be stored or processed.

The Company’s strategy for growth may not result in additional revenue or operating income and may have an adverse effect on working capital and earnings.

A key component of the Company’s business strategy is to increase sales to both existing and new customers, including large chains, independent operators, and provider groups. The Company intends to accomplish this by:

•	developing innovative marketing and distribution programs;
•	hiring additional direct sales or other personnel;
•	increasing the national sales efforts;
•	expanding e-commerce initiatives and development;
•	improving distribution capability and efficiency through systems development and implementation;
•	finalizing the rationalization of the distribution network; and
•	improving supply chain efficiency through centralization and systems implementation.

There can be no assurance that these efforts will result in additional revenues or operating income.

The Company may face competitive pricing pressures as it focuses on increasing sales to large chains and consolidating provider groups.

We are expanding our business with large chains and consolidating provider groups, especially in the long-term care market. This may result in competitive pricing pressures due to:

•	additional negotiating leverage of large chains;
•	vendor agreements containing volume discounts;
•	customer volume specifications;
•	service specifications;
•	negotiating favorable customer contracts;
•	maintaining existing customer contracts; and
•	predicting activity of competitors.

The Company’s rationalization programs and ERP conversion may not increase efficiencies or produce cost savings.

The Company may not increase efficiencies to offset increased depreciation expense from large capital expenditure investment. The Company believes it long-term competitiveness is dependent on these efficiencies.

The Company depends heavily on superior and unique distributorship agreements, the loss of any of which could reduce revenues and earnings.

The Company distributes over 69,000 medical products manufactured by approximately 1,500 vendors. The Company relies on these vendors for the manufacture and supply of products. During the year ended March 28, 2003, no vendors accounted for more than 10% of the Company’s consolidated inventory purchases.

The Company’s ability to maintain good relations with vendors affects our profitability. Currently, the Company relies on vendors to provide:

•	field sales representatives’ technical and selling support;
•	agreeable purchasing and delivery terms;
•	sales performance incentives;
•	financial support of sales and marketing programs;
•	promotional materials; and
•	acceptable pricing and terms.

There can be no assurance that the Company will maintain good relations with its vendors.

The Elder Care Business depends on a limited number of large customers.

The Elder Care Business depends on a limited number of large customers for a significant portion of its net sales. The Elder Care Business has long-term contracts with each of its largest customers. The occurrence of a consolidation or divestiture, whereby the Elder Care Business were to lose a significant, large customer or portion thereof, could have a material adverse effect on the Company’s business and results of operations. In prior years, the Elder Care Business experienced failure to collect accounts receivable from some of its largest customers and an adverse change in the financial condition of its customers could have a material adverse effect on the Company’s results of operations or financial condition.

Acquisitions may decrease shareholders’ percentage ownership in PSSI and require the Company to incur additional debt.

Future acquisitions or investments may be financed by issuance of equity securities that could be dilutive to shareholders. Additionally, the Company may incur additional debt and amortization expense related to other intangible assets. This additional debt and amortization expense may significantly reduce profitability and adversely affect the Company’s business, financial condition, and results of operations. Any goodwill recorded in connection with future or existing acquisitions will require an annual impairment test which compares the carrying amount to the fair value of the reporting unit under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

If the Company cannot integrate acquired companies within the business, profitability may be adversely affected.

Although the Company may acquire additional companies in the future, PSSI may be unable to successfully integrate the acquired businesses and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired business is especially difficult when the acquired business is in a market in which the Company has limited or no expertise, or with a different corporate culture. If the Company is unable to successfully integrate acquired businesses:

•	substantial costs and delays may be incurred;
•	operational, technical or financial problems may be experienced;
•	management’s attention and other resources may be diverted; and
•	relationships with key clients and employees may be damaged.

The Company’s indebtedness may limit the ability to obtain additional financing in the future and may limit the flexibility to react to industry or economic conditions.

The Company has a revolving line of credit with a syndicate of lenders for $150 million, with $83.0 million outstanding at March 28, 2003. Additional borrowings under the revolving line of credit are subject to a borrowing base arrangement dependent upon the quality of the Company’s outstanding accounts receivable and inventory. Any deterioration in the realizability of these assets could reduce the amount available under the revolving line of credit. In addition, the stock repurchase programs that were adopted during fiscal year 2003 will reduce cash available for operations and debt reduction.

The level of the PSSI’ indebtedness could:

•	limit the Company’s ability to obtain additional financing in the future for working capital;
•	limit the Company’s ability to make capital expenditures;
•	limit the Company’s acquisition activity;
•	limit the Company’s flexibility in reacting to changes in the industry and economic conditions in general; and
•	adversely affect the Company’s liquidity because a substantial portion of cash flow must be dedicated to debt service and will not be available for other purposes.

Management believes that cash flow, together with available borrowings, is sufficient to meet operating expenses and service debt requirements in the future. This belief assumes, among other things, that the business strategy will be successfully implemented and that there will be no material adverse developments in the business, liquidity, or capital requirements. However, if the Company is unable to generate sufficient cash flow from operations to service the indebtedness, the Company will be forced to adopt an alternative strategy that may include the following options:

•	reducing or delaying acquisitions and capital expenditures;
•	selling assets;
•	restructuring or refinancing the indebtedness; and
•	seeking additional equity capital.

The Company faces litigation and liability exposure for existing and potential claims.

The Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Note 20, Commitments and Contingencies. The outcome of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company must retain the services of senior management.

The Company’s success depends largely on the efforts and abilities of our senior management, particularly the President and Chief Executive Officer. The loss of the services of one or more of such individuals may adversely affect the Company’s business. Because of the decentralized operating infrastructure, the Company is also dependent upon the operations and sales managers at each distribution center, and other key corporate officers.

PSSI must hire and retain qualified sales representatives to continue the Company’s sales growth.

The Company’s ability to retain existing customers and attract new customers is dependent upon:

•	hiring and developing new sales representatives;
•	adding established sales representatives whose existing customers become customers of the Company; and
•	retaining those sales representatives.

An inability to adequately hire or retain sales representatives or service specialists could limit our ability to expand our business and grow sales.

Due to relationships developed between the Company’s representatives and specialists and their customers, upon the departure of a representative and specialist, we face the risk of losing the representative’s and specialist’s customers. This is particularly a risk where the representative goes to work as a representative or specialist for a competitor. We generally require our sales representatives and service specialists to execute a noncompetition agreement as a condition of employment. We have not, however, obtained these agreements from some of these employees. In addition, certain state courts do not always uphold the terms of noncompetition agreements.

The Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers.

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

Consolidation within the healthcare industry has resulted in increased competition by direct manufacturers, large national distributors, and drug wholesalers. In response to competitive pressures, the Company has lowered and may continue to lower selling prices in order to maintain or increase its market share. These lower selling prices have resulted, and may continue to result, in lower gross margins.

The Company could face additional competition because:

•	many manufacturers are capable of directly marketing to our customers;
•	many products can be readily obtained by competitors from various suppliers;
•	competitors could obtain exclusive rights to market a product;
•	national hospital distributors, drug wholesale distributors, and healthcare manufacturers could begin focusing their efforts more directly on the Company’s markets;
•	hospitals that form alliances with long-term care facilities to create integrated healthcare networks may look to hospital distributors and manufacturers to supply their long-term care affiliates; and
•	as provider networks are created through consolidation among physician provider groups, long-term care facilities and other alternate site providers, purchasing decisions may shift to people with whom the Company has no selling relationship.

Therefore, management cannot assure that the Company will be able to maintain customer relationships in such circumstances, increase operating margins if provider consolidations occur, and avoid increased competition and significant pricing pressure in the future.

The significant investment in inventory may be exposed to risk of product obsolescence or market valuation.

In order to provide prompt and complete service to customers, the Company maintains a significant investment in inventory at the distribution centers. Although there are inventory control procedures and policies in place that monitor the risk of product obsolescence or declining market prices, management cannot assure you that:

•	such procedures and policies will continue to be effective;
•	the demand for certain product lines will continue;
•	unforeseen product development or price changes will not occur; or
•	the write-off of any unsold inventory in the future will not be significant.

In addition, acquired inventory may include different product lines that are not normally distributed by the Company. These product lines may be difficult to sell and, therefore, result in a write-off if such inventory is not saleable in the future. Any inventory write-offs could have a material adverse effect on the business, financial condition, and results of operations.

The expansion of the two-tiered pricing structure may place PSSI at a competitive disadvantage.

The medical-products industry is subject to a two-tier pricing structure. Under this structure, certain institutions, originally limited to nonprofit hospitals, can obtain more favorable prices for medical products than the Company. The two-tiered pricing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power demand more favorable pricing terms. Although the Company is seeking to obtain similar terms from manufacturers, management cannot assure that such terms will be obtained. If such pricing structure persists, PSSI may be at a competitive disadvantage.

The Articles of Incorporation, Bylaws, Rights Agreement, and Florida law may inhibit a takeover of the Company.

The Company’s Articles of Incorporation and Bylaws and Florida law contain provisions that may delay, deter, or inhibit a future acquisition. This could occur even if our shareholders are offered an attractive value for their shares of common stock or if a substantial number or even a majority of the Company’s shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any transaction. A staggered Board of Directors, the State of Florida’s Affiliated Transaction Statute, or the State of Florida’s Control-Share Acquisition Statute could delay, deter, or inhibit potential offers to acquire the Company.

In addition, the rights of holders of the Company’s common stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock that may be issued in the future and that may be senior to the rights of holders of common stock. On April 20, 1998, the Board of Directors approved a Shareholder Protection Rights Agreement that provides for one preferred stock purchase right in respect of each share of common stock. These rights become exercisable upon a person or group of affiliated persons acquiring 15% or more of the Company’s then-outstanding common stock by all persons other than an existing 15% shareholder. This Rights Agreement also could discourage bids for shares of common stock at a premium and could have a material adverse effect on the market price of the common stock.

If PSSI becomes involved in environmental claims, the Company could incur substantial liabilities and costs.

The Company’s operations and properties are subject to various federal, state and local laws and regulations relating to environmental matters. As such, we may be responsible for the investigation and remediation of property contaminated by hazardous, toxic, or other chemical substances, regardless of whether the Company is responsible for such contamination. The costs of such investigation and remediation requirements may be substantial. In addition, we could be held liable to governmental entities or third parties for any property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. These costs and liabilities could have a material adverse effect on our business, financial condition, and results of operations.

Management believes that the Company’s exposure to environmental liabilities under current applicable laws is not material. However, environmental laws and regulations can change rapidly, which could subject the Company to more stringent environmental laws and regulations in the future. The costs of complying with more stringent standards, as well as any liabilities associated with noncompliance with such standards imposed on the Company, may result in a material adverse effect on our business, financial condition, and results of operations.

The Company’s customer viability may be threatened by increasing costs of malpractice claims and liability insurance.

Insurance rates for the customers of the Elder Care Business have increased as high as 100% while many physicians in the Physician Business are experiencing 20-30% increases. If legislation is not effective in reducing these rates, many of the Company’s customers may be adversely effected which could affect their financial viability.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following assessment of the Company’s market risk does not include uncertainties that are either nonfinancial or nonquantifiable, such as political uncertainty, economic uncertainty, impact of future tax legislation, and credit risks.

Changes in interest rates affect interest payments under the Company’s variable rate financing arrangement. During fiscal year 2003 and 2002, the Company’s debt obligations were comprised of the 8½% $125.0 million Senior Subordinated Notes and borrowings under the revolving line of credit, which bears interest at either the bank’s prime rate plus a margin of between 0.25% and 1.0% or at LIBOR plus a margin of between 1.75% and 3.5%. During fiscal year 2003, the Company retired $125.0 million principal amount of the Senior Subordinated Notes using proceeds from the revolving line of credit and cash flows from operations. As of March 28, 2003 and March 29, 2002, the Company had $83.0 million and $0, respectively, outstanding under the revolving line of credit. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10.0 million outstanding under the revolving line of credit. Subsequent to year-end, the Company entered into a $35.0 million interest rate swap to mitigate a portion of its exposure to interest rate movements.

Changes in interest rates also affect rates of return on the Company’s cash equivalents and short-term investments, which generally consist of money market accounts, commercial paper, and government securities. A hypothetical decrease in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10.0 million of short-term investments. Due to the short-term nature of the Company’s investments, typically less than 90-day maturities, the impact of a similar 100 basis point change in interest rates would have an immaterial impact on the carrying value of an investment.

As of March 28, 2003, the Company did not hold any derivative financial or commodity instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of March 28, 2003 and March 29, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended March 28, 2003. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index for each of the years in the three-year period ended March 28, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 28, 2003 and March 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective March 31, 2001, and Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective November 21, 2002.

KPMG LLP

Jacksonville, Florida

May 22, 2003

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 28, 2003 AND MARCH 29, 2002

(Dollars in Thousands, Except Share Data)

ASSETS

	2003	2002
Current Assets:
Cash and cash equivalents	$19,171	$53,574
Accounts receivable, net	154,393	148,340
Inventories	79,747	83,854
Employee advances	90	118
Deferred tax assets	27,312	14,648
Prepaid expenses and other	16,277	16,448
Assets of discontinued operations	- -	193,141

Total current assets	296,990	510,123
Property and equipment, net	61,336	61,691
Other Assets:
Goodwill	61,128	59,390
Intangibles, net	5,783	4,023
Employee advances	62	282
Deferred tax assets	26,000	7,034
Other	20,564	20,865

Total assets	$471,863	$663,408

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$90,635	$94,383
Accrued expenses	27,162	29,976
Other	4,602	4,616
Revolving line of credit	83,000	- -
Liabilities of discontinued operations and accrued loss on disposal	2,671	68,490

Total current liabilities	208,070	197,465
Senior subordinated debt	- -	125,000
Other	18,607	16,495

Total liabilities	226,677	338,960

Commitments and contingencies (Notes 1, 2, 4, 11, 15, 16, and 20)
Shareholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	- -	- -
Common stock, $.01 par value; 150,000,000 shares authorized, 67,870,561 and 71,270,044 shares issued and outstanding at March 28, 2003 and March 29, 2002	678	712
Additional paid-in capital	325,578	350,043
Accumulated deficit	(81,070)	(26,307)

Total shareholders’ equity	245,186	324,448

Total liabilities and shareholders’ equity	$471,863	$663,408

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 28, 2003, MARCH 29, 2002, AND MARCH 30, 2001

(Dollars in Thousands, Except Per Share Data)

	2003	2002	2001

Net sales	$1,177,893	$1,104,145	$1,076,898
Cost of goods sold	841,899	799,766	785,261

Gross profit	335,994	304,379	291,637
General and administrative expenses	226,717	204,874	228,367
Selling expenses	83,390	76,457	78,128
International Business exit (reversal) charge	- -	(514)	14,917

Income (loss) from operations	25,887	23,562	(29,775)

Other income (expense):
Interest expense	(9,826)	(8,201)	(11,374)
Interest and investment income	517	674	1,520
Other income	5,449	1,899	2,036

Other expense	(3,860)	(5,628)	(7,818)

Income (loss) from continuing operations before provision (benefit) for income taxes	22,027	17,934	(37,593)
Provision (benefit) for income taxes	8,387	6,534	(6,738)

Income (loss) from continuing operations before extraordinary loss	13,640	11,400	(30,855)

Discontinued operations:
Loss from discontinued operations (net of benefit for income taxes of $2,575, $1,375, and $1,091, respectively)	(4,101)	(2,552)	(5,206)
Loss on disposal of discontinued operations (net of benefit for income taxes of $35,145)	(59,476)	- -	- -
Cumulative effect of accounting change (net of benefit for income taxes of $14,444)	- -	(90,045)	- -

Total loss from discontinued operations	(63,577)	(92,597)	(5,206)

Extraordinary loss (net of benefit for income taxes of $3,072)	(4,826)	- -	- -

Net loss	$ (54,763)	$ (81,197)	$ (36,061)

Earnings (loss) per share - Basic:
Income (loss) from continuing operations before extraordinary loss	$ 0.19	$ 0.16	$(0.43)
Total loss from discontinued operations	(0.91)	(1.30)	(0.08)
Extraordinary loss	(0.07)	- -	- -

Net loss	$(0.79)	$(1.14)	$(0.51)

Earnings (loss) per share - Diluted:
Income (loss) from continuing operations before extraordinary loss	$ 0.19	$ 0.16	$(0.43)
Total loss from discontinued operations	(0.90)	(1.29)	(0.08)
Extraordinary loss	(0.07)	- -	- -

Net loss	$(0.78)	$(1.13)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 28, 2003, MARCH 29, 2002, AND MARCH 30, 2001

(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated (Deficit) Earnings	Cumulative Other Comprehensive (Loss) Income		Unearned ESOP Shares		Totals
	Shares	Amount

Balance at March 31, 2000	71,077,236	$711	$349,186	$90,951		$(390)		$(831)	439,627

Net loss	- -	- -	- -	(36,061)		- -		- -	(36,061)
Other comprehensive income:
Cumulative foreign currency translation adjustment	- -	- -	- -	- -		2,116		- -	2,116
Change in unrealized gain on marketable security, net of tax	- -	- -	- -	- -		(1,726)		- -	(1,726)

Total comprehensive loss									(35,671)

Employee benefits and other	- -	- -	(485)	- -		- -		831	346

Balance at March 30, 2001	71,077,236	711	348,701	54,890		- -		- -	404,302
Net loss	- -	- -	- -	(81,197)		- -		- -	(81,197)
Issuance of common stock	98,209	1	696	- -		- -		- -	697
Employee benefits and other	94,599	- -	646	- -		- -		- -	646

Balance at March 29, 2002	71,270,044	712	350,043	(26,307)		- -		- -	$324,448
Net loss	- -	- -	- -	(54,763)		- -		- -	(54,763)
Purchase of treasury shares	(3,589,000)	(36)	(25,551)	- -		- -		- -	(25,587)
Employee benefits and other	189,517	2	1,086	- -		- -		- -	1,088

Balance at March 28, 2003	67,870,561	$678	$325,578	$(81,070)	$	- -	$	- -	$245,186

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 28, 2003, MARCH 29, 2002, AND MARCH 30, 2001

(Dollars in Thousands)

	2003	2002	2001
Cash Flows From Operating Activities:
Net loss	$(54,763)	$(81,197)	$(36,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Total loss (income) from discontinued operations	63,577	92,597	5,206
Extraordinary loss	4,826	- -	- -
Depreciation	12,011	9,541	8,495
Amortization of intangible assets	2,368	1,617	4,265
Amortization of debt issuance costs	1,078	1,594	1,975
Provision for doubtful accounts	4,613	4,145	22,586
Provision for notes receivable	2,939	- -	1,167
International Business exit charge	- -	(514)	14,917
Provision (benefit) for deferred income taxes	6,516	14,858	(7,112)
Gain on sale of marketable security	- -	(225)	- -
Loss on sale of property and equipment	296	41	- -
Noncash compensation expense	73	268	345
Unrealized loss on marketable securities	- -	- -	1,186
Changes in operating assets and liabilities, net of effects from business combination and discontinued operations:
Accounts receivable, net	(9,436)	(1,453)	10,752
Inventories, net	4,933	2,075	20,142
Prepaid expenses and other current assets	(14,262)	6,101	(18,201)
Other assets	3,649	(6,022)	(377)
Accounts payable	13,437	22,276	1,024
Accrued expenses and other liabilities	2,611	14,972	26,177
Net cash (used in) provided by discontinued operations	(356)	28,330	13,374

Net cash provided by operating activities	44,110	109,004	69,860

Cash Flows From Investing Activities:
Proceeds from sale of Imaging Business, net of transaction costs of $3,298	12,087	- -	- -
Capital expenditures	(11,999)	(19,836)	(18,312)
Purchases of businesses, net of cash acquired	(4,464)	- -	(923)
Payments on noncompete agreements	(690)	(667)	(2,087)
Proceeds from sale of property and equipment	47	48	178
Proceeds from sale of marketable security	- -	539	3
Proceeds from sale of International Business	- -	221	- -
Net cash used in discontinued operations	(1,555)	(5,740)	(6,234)

Net cash used in investing activities	(6,574)	(25,435)	(27,375)

Cash Flows From Financing Activities:
Repayment of Senior Subordinated Notes	(125,000)	- -	- -
Payment of premiums for retirement of Senior Subordinated Notes	(5,170)	- -	- -
Net proceeds (repayments) of borrowings	83,000	(65,000)	(65,210)
Purchase of treasury stock shares	(25,587)	- -	- -
Proceeds from issuance of common stock	818	697	- -
Other	- -	- -	(1,084)
Net cash used in discontinued operations	- -	(66)	(2,231)

Net cash used in financing activities	(71,939)	(64,369)	(68,525)

Net increase (decrease) in cash and cash equivalents	(34,403)	19,200	(26,040)
Cash and cash equivalents, beginning of year	53,574	34,374	60,414

Cash and cash equivalents, end of year	$19,171	$53,574	$34,374

Supplemental Disclosures:
Cash paid (received) for:
Interest	$15,883	$7,726	$19,393

Income taxes, net	$(2,809)	$(16,882)	$922

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 28, 2003, MARCH 29, 2002, AND MARCH 30, 2001

(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 46 full-service distribution centers, which serve all 50 states throughout the United States of America. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Overhead, includes unallocated corporate overhead, overhead associated with the Imaging Business, and the Company’s European operations (the “International Business”). The International Business was sold during fiscal year 2002.

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States of America. The Physician Business currently operates 33 full-service distribution centers, 19 break-freight locations, and 2 strategic distribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America. The Elder Care Business currently operates 13 full-service distribution centers serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a fourth operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations have been classified as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for a further discussion.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated accounts of PSS World Medical, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2003 presentation.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2003, 2002, and 2001 each consist of 52 weeks.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; valuation allowances for accounts receivables, inventories, vendor rebate receivables, and deferred income taxes; and liabilities for loss contingencies. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits with financial institutions and highly liquid investments having maturities of 90 days or less at the date of purchase. Cash and cash equivalents are stated at cost, which approximates market value.

Marketable Security

During fiscal years 2001 and 2002, the Company classified a marketable equity security as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This security was reported at fair value, with unrealized gains and losses excluded from earnings but reported in other comprehensive (loss) income, net of the effect of income taxes, until sold. Gains or losses were recognized at the time of sale as a component of interest and investment income in the accompanying consolidated statements of operations. Other than temporary declines in market value were classified as interest and investment income in the accompanying statement of operations. Gains and losses were based on the specific identification method of determining cost.

Accounts Receivable

The carrying amount of the Company’s trade accounts receivable approximates fair value due to the short-term nature of the asset. Although the Company’s outstanding accounts receivable are exposed to credit risk, the Company maintains valuation allowances for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The valuation allowances include specific amounts for those accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

The Physician Business’ market is comprised of numerous individual accounts; none of which is individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $1,534 and $1,296 at March 28, 2003 and March 29, 2002, respectively.

The Elder Care Business has a number of large, national chain customers that have experienced significant financial pressure since the advent of the Prospective Payment System (“PPS”) during 1998. Approximately 30%, 35%, and 35% of the Elder Care Business’ net sales for the fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively, represent sales to its largest five customers. One of these customers was is currently in bankruptcy and represented approximately 6.0%, 8.0%, and 9.0% of the Elder Care Business’ net sales for the fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively, and less than 2.5% of the Company’s consolidated net sales during each of the years in the three-year period ending March 28, 2003.

As of March 28, 2003, the largest five customers represented approximately 18% of the Elder Care Business’ gross accounts receivable balance and 20% of accounts receivable, net of allowance for doubtful accounts. As of March 29, 2002, this group represented 23% of the Elder Care Business’ gross accounts receivable and 26% of the Elder Care Business’ accounts receivable, net of allowance for doubtful accounts. The Elder Care Business had allowances for doubtful accounts of approximately $8,725 and $9,080 as of March 28, 2003 and March 29, 2002, respectively.

During the quarter ended December 29, 2000, the Elder Care Business recorded approximately $20,000 of incremental bad debt expense to increase the allowance for doubtful accounts. The increase to the allowance for doubtful accounts was primarily attributed to changes in assumptions concerning customers in bankruptcy at that time. During the quarter ended December 29, 2000, the Company did not receive final critical vendor designation that was initially assured by customer management for a significant customer as it had received for other significant bankrupt customers in the past. After receiving this information, the Company revised its allowance for all bankrupt customers and recorded incremental bad debt expense of approximately $9,000. Approximately $6,500 of this amount related to one customer, who represented approximately 6.7% of the Elder Care Business’ net sales and 2.2% of consolidated net sales for the fiscal year ended March 30, 2001. Approximately $2,500 of the $9,000 related to various independent and regional customer bankruptcies, none of which were individually significant to the operations of the Elder Care Business. In addition, the remaining incremental bad debt expense of approximately $11,000 was attributed to changes in the reserve percentages applied to various classes of nonbankrupt customers with aged accounts due to further deterioration in the financial condition as a result of the implementation of PPS. PPS, effective for cost-reporting periods beginning on or after July 1, 1998, limited government payments to long-term care providers to federally established cost levels. PPS placed severe economic strain on the Elder Care Business’ customers as reimbursements received from the government were substantially less than amounts received under the previous cost-based reimbursement system. The reduction in the amount of government reimbursements required significant changes to customer operations and their business models. Several large, national chain customers were highly leveraged due to rapid expansion of their business and, in some cases, bankruptcy protection was the only alternative to counter the funding deficit. As a result of this increased bad debt expense, changes in management’s credit policies and procedures and changes in the credit and collection department management were implemented. The effect of this change in estimate decreased basic and diluted earnings per share by $0.17 for fiscal year 2001.

Inventories

Inventories, which are comprised principally of medical and related products, are stated at the lower of cost (first-in, first-out) or market. Market is defined as net realizable value. In determining the net realizable value of excess and slow moving inventory, management uses judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. The Physician Business and the Elder Care Business generally conduct physical inventory observations at least twice a year. Impaired inventory is disposed of or written down to net realizable value at the time physical inventory observations are conducted. Additional adjustments, if necessary, are made based on management’s specific review of each distribution center inventory valuation.

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

SFAS No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The Company capitalized $1,801 and $1,612, of interest costs during fiscal years 2002 and 2001, respectively, in connection with the Company’s purchase and development of its Enterprise Resource Planning (“ERP”) system.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of the net tangible assets and identifiable intangible assets acquired. Effective March 31, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually and whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill is reviewed for impairment based upon reporting units, which are defined as operating segments or one level below an operating segment. The Physician Business and the Elder Care Business are separate reporting units. The Company performs its annual impairment test as of the last day of each fiscal year.

Intangibles

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method over the following estimated useful lives.

Useful Life

Noncompetition agreements	1 to 15 years
Signing Bonuses	1 to 5 years
Other	6 to 15 years

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets include property and equipment and intangibles. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value.

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

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by SFAS No. 5, Accounting for Contingencies, the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimatable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis in existing assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company assesses collectibility based upon a thorough evaluation of current and prospective customers’ credit history and ability to pay. The Company establishes and adjusts credit terms and limits to reflect customer credit worthiness based upon this evaluation. Customer credit evaluations are updated periodically and for specific events or circumstances such as, deterioration in the aging of balances due, bankruptcy filings, or notice of financial difficulties.

Revenue from the sale of products and equipment with no installation and training requirements is generally recognized when products are shipped or delivered. Revenue from the sale of equipment with installation and training requirements is generally recognized when installation and training are complete.

The Company’s customers have the right to return products. Sales are reported net of returns. The Company maintains an allowance for potential product returns and records the provision for estimated product returns, which is based on historical experience as well as specific identification of significant returns, as a reduction to net sales.

Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party vendors. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of the cost incurred, or (iii) an increase to net sales in the accompanying statements of operations. Cash consideration received from a vendor generally represents a reduction in the cost of the vendor’s products or services and, therefore, is classified as a reduction to cost of goods sold in the accompanying statements of operations. However, cash consideration that represents a reimbursement of costs incurred by the Company to sell the vendor’s products is classified as a reduction of that cost, typically a reduction to general and administrative expenses, and cash consideration that represents a payment for assets or services delivered to the vendor is classified as net sales in the accompanying statements of operations.

Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Performance-based rebates are typically measured against inventory purchases or sales volume levels and are received from the vendors at the time certain performance measures are achieved. Performance-based rebates for contracts entered into subsequent to November 21, 2002 are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure. Prior to November 21, 2002, rebate income was recognized in the period in which the performance measure was achieved.

The following table summarizes the amount of vendor rebates recognized by segment and total Company for fiscal years 2003, 2002 and 2001 and indicates what line-items are impacted in the accompanying statements of operations.

	Physician Business					Elder Care Business						Total Company
	2003	2002		2001		2003		2002		2001		2003	2002		2001

Net sales	$1,142	$	- -	$	- -	$	- -	$	- -	$	- -	$1,142	$	- -	$	- -
Cost of goods sold	42,244		38,768		36,936		49,321		36,102		28,942	91,565		74,870		65,878
General and administrative expenses	2,142		2,710		3,599		873		1,562		1,442	3,015		4,272		5,041

Total	$45,528		$41,478		$40,535		$50,194		$37,664		$30,384	$95,722		$79,142		$70,919

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $4,986, $4,960, and $7,017, for fiscal years 2003, 2002, and 2001, respectively. Shipping and handling costs are classified as general and administrative expenses and totaled approximately $65,681, $59,648, and $62,854, for fiscal years 2003, 2002, and 2001, respectively.

Earnings Per Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share, (“SFAS 128”). Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. Refer to Note 13, Earnings Per Share, for the computation of basic and diluted earnings per share.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net loss and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001

Net loss, as reported	$(54,763)	$(81,197)	$(36,061)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,497)	(1,632)	(1,186)

Pro forma net loss	$(57,260)	$(82,829)	$(37,247)

Loss per share – Basic:
As reported	$(0.79)	$(1.14)	$(0.51)
Pro forma	$(0.82)	$(1.16)	$(0.52)
Loss per share – Diluted:
As reported	$(0.78)	$(1.13)	$(0.51)
Pro forma	$(0.81)	$(1.16)	$(0.52)

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

Statements of Cash Flows

The Company’s noncash investing and financing activities were as follows:

	2003	2002		2001
Investing Activities:
Imaging Business divestiture:
Assets disposed of	$186,428	$	- -	$	- -
Liabilities assumed by purchaser	77,822		- -		- -
Business acquisitions:
Fair value of assets acquired	2,056		- -		561
Liabilities assumed	1,024		- -		46
Noncompetition agreements issued	265		- -		200
Other intangibles	1,429		- -
International Business divestiture:
Assets disposed of	- -		7,039		- -
Liabilities assumed by purchaser	- -		7,538		- -
Other:
Noncompetition agreements issued	992		- -		- -
Financing Activities:
Tax benefits related to stock option plans	195		103		- -

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure modifications are required for fiscal year 2003 and are included in the notes to these consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”), which addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues: (1) cash consideration received from a vendor should be recognized as a reduction to cost of sales in the reseller’s income statement, unless the consideration represents a reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized only if the payment is considered probable and estimatable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. The provisions of item (1) above have been applied to the Company’s financial statements beginning with the quarter ended March 28, 2003. Certain payments received from a vendor that are were reflected as a reduction to general and administrative expenses were reclassified to net sales. Prior periods were not reclassified to conform to current year presentation as amounts were immaterial. The provisions of item (2) above, as required, have been applied to all new contracts entered into subsequent to November 21, 2002. The impact of item (2) did not have a material effect on the Company’s consolidated results of operations in the current year.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. EITF 00-21 can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into beginning fiscal year 2005 with early adoption permitted. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and, therefore, does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on the Company’s financial position or results of operations on the date of adoption. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that fair value is the objective for initial measurement of a liability. The Company will apply the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002, the effective date of this statement. SFAS 146 did not have a material impact on the Company’s financial position or results of operations on the date of adoption.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other things, SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. As such, gains and losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB Opinion No. 30, Reporting the Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations for all prior periods presented. The Company will adopt the provisions of SFAS 145 on March 29, 2003, the first day of fiscal year 2004. Upon adoption, the Company will reclassify any gains or losses on early extinguishment of debt and related taxes recorded as an extraordinary loss during fiscal year 2003 to other (expense) income and provision for income taxes in the consolidated statements of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The Company is currently evaluating the effect of SFAS 150 on the balance sheet, results of operations, and cash flows.

2.  DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability.

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $3,298 for transaction costs. Approximately $2,671 of additional costs, which are accrued in the accompanying balance sheet as an accrued loss on disposal, are estimated to be paid subsequent to fiscal year 2003. Cash proceeds, net of these adjustments, received from the transaction were approximately $12,087. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company will provide certain reimbursable services to the Buyer for a period not to exceed one year. The costs incurred related to providing services under the transition services agreement are included in general and administrative expenses and the reimbursement for these expenses are included in other income in the accompanying statements of operations. During fiscal year 2003, the Company recognized approximately $4,256 of other income related to the transition services agreement.

The results of operations of the Imaging Business and the estimated loss on disposal have been classified as “discontinued operations” in accordance with SFAS 144. The estimated loss on disposal is subject to change based on the final Purchase Price adjustments that will be recorded in the period in which they become known. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

Net sales and total loss from discontinued operations of the Imaging Business are as follows:

	March 28, 2003	March 29, 2002	March 30, 2001

Net sales	$445,630	$711,626	$737,907

Loss from operations before benefit for income taxes	(6,676)	(3,927)	(6,297)
Loss on disposal of discontinued operations before benefit for income taxes	(94,621)	- -	- -
Benefit for income taxes	37,720	1,375	1,091
Cumulative effect of accounting change (net of income tax benefit of $14,444)	- -	(90,045)	- -

Total loss from discontinued operations	$(63,577)	$(92,597)	$(5,206)

As a result of the sale of DI on November 18, 2002, net sales for the year ended March 28, 2003 included 162 days of sales compared to 253 days of sales during the years ended March 29, 2002 and March 30, 2001.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $2,157, $4,463, and $9,375 for fiscal years 2003, 2002, and 2001, respectively. Income taxes related to continuing operations have been calculated for each of the periods presented. The difference between this amount and the total tax provision, as previously reported, has been allocated to discontinued operations.

The cumulative effect of accounting change for fiscal year 2002 related to a goodwill impairment charge of $90,045, net of a benefit for income taxes of $14,444, recorded as a result of adopting SFAS 142.

The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as discontinued operations in the accompanying balance sheets.

	As of
	March 28, 2003		March 29, 2002

Accounts receivable, net	$	- -	$78,615
Inventories		- -	69,069
Prepaid expenses and other current assets		- -	7,655
Property and equipment, net		- -	23,149
Goodwill and intangibles		- -	12,425
Other noncurrent assets		- -	2,228

Assets of discontinued operations	$	- -	$193,141

Accounts payable	$	- -	$52,311
Accrued expenses		- -	5,815
Other current liabilities		- -	10,364

Liabilities of discontinued operations		- -	68,490
Accrued loss on disposal		2,671	- -

Liabilities of discontinued operations and accrued loss on disposal		$2,671	$68,490

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. If the dispute is not resolved by discussion between the parties, it will be referred to an independent accounting firm of national reputation for binding resolution. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

3.  PURCHASE BUSINESS COMBINATION

Fiscal Year 2003

On September 16, 2002, the Company acquired certain assets and assumed certain liabilities of a long–term care medical supply distributor. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions, and, accordingly, the operations of the acquired company have been included in the Company's results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management and independent valuation experts based on information currently available. Supplemental unaudited pro forma information, assuming this acquisition was made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

The aggregate purchase price was $4,464, net of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,230
Inventory	826
Goodwill	1,738
Intangibles	1,694

Total assets acquired	5,488
Current liabilities	1,024

Net assets acquired	$4,464

Goodwill of $1,738 was assigned to the Elder Care Business and is expected to be deductible for federal income tax purposes. Identifiable acquired intangible assets were approximately $1,694 of which $265, $538, and $891 was assigned to noncompete agreements, customer contracts, and customer relationships, respectively. The acquired intangible assets had a weighted-average useful life at the time of acquisition of approximately 5.6 years.

4.  ACCRUED RESTRUCTURING AND MERGER COSTS AND EXPENSES

Plan Adopted During the Fourth Quarter of Fiscal Year 2002- -Physician Business.

During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to a plan to restructure the Physician Business. In order to improve the distribution infrastructure, certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations were consolidated into larger existing facilities within a geographic location. The operations in the affected facilities were reduced to the distribution of inventory and sales support. Such locations are now referred to as “break-freight” locations. In order to improve the inventory purchasing structure and to leverage purchasing volumes, the purchasing function was centralized to the corporate office located in Jacksonville, Florida.

This plan was substantially complete at March 28, 2003. As a result of the plan, 78 employees, including operations leaders, administrative and warehouse personnel, will be involuntarily terminated. As of March 28, 2003, 72 employees had been terminated.

Accrued restructuring costs and expenses related to the Physician Business plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $1,559 and $3,666 at March 28, 2003 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plan described above:

	Involuntary Employee Termination Costs		Lease Termination Costs		Branch Shutdown Costs		Total

Balance at March 30, 2001	$	- -	$	- -	$	- -	$	- -
Additions		783		2,535		350		3,668
Utilized		- -		- -		(2)		(2)

Balance at March 29, 2002		783		2,535		348		3,666
Adjustments		(583)		(202)		(297)		(1,082)
Additions		225		50		- -		275
Utilized		(402)		(847)		(51)		(1,300)

Balance at March 28, 2003		$23		$1,536	$	- -		$1,559

Management reevaluates its estimates of the total costs related to this plan and makes any necessary adjustments on a quarterly basis. The original total estimated costs of $6,505 related to this plan were revised to be approximately $5,256, of which $862 and $4,174 was recognized during fiscal years 2003 and 2002, respectively. Approximately $220 will be expensed during fiscal year 2004.

The revision to the total estimated costs of the plan related to involuntary employee termination costs, lease termination costs, and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, the Company was able to negotiate the termination of certain lease agreements at terms that were more favorable than originally estimated. Furthermore, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking rather than incur the removal and disposal expenses. As a result, the Company reversed approximately $1,082 of restructuring costs and expenses during fiscal year 2003.

The amount of severance that involuntarily terminated employees receive is based on the number of months of service. Employees earn additional severance during the period from March 30, 2002 until closure of their service center. This additional severance was accrued when earned throughout fiscal year 2003. The Physician Business accrued an additional $225 of involuntary employee termination costs during fiscal year 2003.

Prior Fiscal Years

Accrued restructuring costs and expenses related to plans adopted in the prior fiscal years, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $325 and $1,399 at March 28, 2003 and March 29, 2002, respectively. The following is a summary of the restructuring activity related to the plans adopted in prior fiscal years:

	Involuntary Employee Termination Costs	Lease Termination Costs		Total

Balance at March 30, 2001	$3,296		$243	$3,539
Adjustments	(11)		(61)	(72)
Utilized	(1,900)		(168)	(2,068)

Balance at March 29, 2002	1,385		14	1,399
Adjustments	(140)		(14)	(154)
Utilized	(920)		- -	(920)

Balance at March 28, 2003	$325	$	- -	$325

The accrued involuntary employee termination costs at March 28, 2003 and March 29, 2002 primarily relate to a restructuring plan that was adopted during the third quarter of fiscal year 2001. The Company’s Board of Directors along with senior management evaluated the Company’s operating performance and decided to implement a long-range strategic plan that would stabilize the workforce and business. As part of the strategic plan, the Company reorganized several senior management positions and made permanently idle one distribution center. The total number of employees to be terminated under this plan was 29. As of March 29, 2002, all employees had been terminated. The remaining $325 of accrued costs will be paid to the terminated employees through fiscal year 2005 in accordance with their severance agreements.

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

	March 29, 2002	March 30, 2001

Net sales	$431	$19,873
Cost of goods sold	295	14,004

Gross profit	136	5,869
Selling, general and administrative expenses	66	5,782
International Business exit (reversal) charge	(514)	14,917

Operating income (loss)	584	(14,830)

Other expense:
Interest expense	(14)	(724)
Intercompany interest expense	- -	(1,000)

	(14)	(1,724)

Income (loss) before provision for income taxes	570	(16,554)
Provision for income taxes	- -	- -

Net income (loss)	$570	$(16,554)

6.  MARKETABLE SECURITY

Available-for-Sale Security	Cost	Other than Temporary Impairment	New Cost Basis	Realized Gain	Fair Value

March 29, 2002	$314	$(114)	$200	$339	$	- -

This marketable equity security represented an investment in a medical supply Internet portal that experienced a significant and continuing decrease in market value during fiscal year 2001. As a result, during the fiscal year ended March 30, 2001, the Company recognized an other than temporary impairment loss of $1,186 that was included in interest and investment income in the accompanying consolidated statements of operations. The market value continued to decrease through the second quarter of fiscal year 2002. Therefore, during fiscal year 2002, the Company recognized an additional other than temporary impairment loss of $114 and subsequently sold the security for approximately $539 resulting in a pretax gain of approximately $339.

7.  NOTES RECEIVABLES

The Company has three notes receivables (the “Loans”) outstanding from its former Chairman and Chief Executive Officer which bear interest at the applicable Federal rate for long-term obligations (5.23% and 5.57% at March 28, 2003 and March 29, 2002, respectively). These Loans were issued to the former Chairman and Chief Executive Officer during his employment in order to consolidate debt incurred related to certain real estate activities, as well as to provide the cash needed to repay personal debt.

Note 1 matures on September 16, 2007 (“Maturity Date”). During fiscal year 2001, the note was amended in connection with a severance agreement, to defer payments of interest due prior to May 2003 until the Maturity Date and to require interest payments at least annually after May 2003. No principal payments are required under the note until the Maturity Date. The terms of Note 1 provide for forgiveness of the outstanding principal in the event of a change in control, however, the accrued interest becomes payable immediately. The Company maintains an insurance policy on the former Chairman and Chief Executive Officer’s life and upon death, the outstanding principal and interest will be repaid with proceeds from this policy. During fiscal year 2003, Note 1 was amended. If certain covenants not to compete are complied with through December 31, 2005, accrued interest during the period December 31, 1997 through April 30, 2003 of approximately $560 will be forgiven.

Notes 2 and 3 relate to advances made during fiscal years 2000 and 2001 that were formalized into two separate notes during fiscal year 2001. Note 2 bears interest annually during the period from January 1, 2001 until maturity on October 2, 2003. Payments of both principal and interest are due on October 2, 2003. Approximately 340 shares (in thousands) of common stock of the Company, valued at approximately $2,268 at March 28, 2003, secure this note. During fiscal year 2003, Note 2 was amended. If the stock price of the Company reaches $12.00 or more for a period of ten consecutive days, payment of the outstanding principal and accrued interest becomes payable immediately.

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

The following table summarizes the outstanding principal and interest for the above Loans at March 29, 2002 and March 28, 2003.

Total

Balance at March 30, 2001	$5,045
Principal payments (a)	- -
Accrued interest	275
Interest payments (b)	- -

Balance at March 29, 2002	5,320
Principal payments (a)	- -
Accrued interest	275
Interest payments (b)	- -

Balance at March 28, 2003	$5,595

(a)	Principal payments are deferred until the maturity date of each note.
(b)	Interest payments for Note 1 due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003 until the Maturity Date. Interest payments for Notes 2 and 3 are deferred until the maturity date of the notes.

As part of the Company’s ongoing review of the realization of the Loans during fiscal year 2003, the Company determined that an allowance for doubtful accounts was required for Note 1 because it was unsecured. As a result, the Company recorded an allowance for doubtful accounts of $2,939 against Note 1. This allowance does not represent a forgiveness of debt.

The outstanding principal, net of the allowance for doubtful accounts, included in other assets in the accompanying consolidated balance sheets, at March 28, 2003 and March 29, 2002 was approximately $1,792 and $4,731, respectively. Accrued interest was approximately $864 and $589 at March 28, 2003 and March 29, 2002, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for fiscal years 2003, 2002, and 2001 was approximately $275, $275, and $237, respectively.

8.  PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2003	2002

Land	$9	$9
Leasehold improvements	6,552	5,797
Equipment	21,472	19,537
Computer hardware and software	65,984	64,350

	94,017	89,693
Accumulated depreciation	(32,681)	(28,002)

Property and equipment, net	$61,336	$61,691

Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of operations, approximated $12,011, $9,541 and $8,495, for fiscal years 2003, 2002, and 2001, respectively.

9.  GOODWILL

The change in the carrying value of goodwill for the year ended March 28, 2003 is as follows:

	Physician Business	Elder Care Business	Total

Balance as of March 29, 2002	$9,788	$49,602	$59,390
Purchase business combination	- -	1,738	1,738

Balance as of March 28, 2003	$9,788	$51,340	$61,128

There were no changes in the carrying value of goodwill during the year ended March 29, 2002.

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year. Because the fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at March 28, 2003.

The following table provides comparative disclosure of adjusted net income excluding goodwill amortization expense, net of taxes, for the periods presented:

	March 28, 2003	March 29, 2002	March 30, 2001

Income (loss) from continuing operations before extraordinary loss, as reported	$13,640	$11,400	$(30,855)
Goodwill amortization, net of tax	- -	- -	2,193

Income (loss) from continuing operations before extraordinary loss, as adjusted	13,640	11,400	(28,662)

Total loss from discontinued operations, as reported	(63,577)	(92,597)	(5,206)
Goodwill amortization, net of tax	- -	- -	3,283

Total loss from discontinued operations, as adjusted	(63,577)	(92,597)	(1,923)

Extraordinary loss	(4,826)	- -	- -

Net loss, as adjusted	$(54,763)	$(81,197)	$(30,585)

Earnings (loss) per share – Basic:
Income (loss) from continuing operations before extraordinary loss, as reported	$0.19	$0.16	$(0.43)
Goodwill amortization, net of tax	- -	- -	0.03

Income (loss) from continuing operations before extraordinary loss, as adjusted	0.19	0.16	(0.40)

Total loss from discontinued operations, as reported	(0.91)	(1.30)	(0.08)
Goodwill amortization, net of tax	- -	- -	0.05

Total loss from discontinued operations, as adjusted	(0.91)	(1.30)	(0.03)

Extraordinary loss	(0.07)	- -	- -

Net loss, as adjusted	$(0.79)	$(1.14)	$(0.43)

Earnings (loss) per share – Diluted:
Income (loss) from continuing operations before extraordinary loss, as reported	$0.19	$0.16	$(0.43)
Goodwill amortization, net of tax	- -	- -	0.03

Income (loss) from continuing operations before extraordinary loss, as adjusted	0.19	0.16	(0.40)

Total loss from discontinued operations, as reported	(0.90)	(1.29)	(0.08)
Goodwill amortization, net of tax	- -	- -	0.05

Total loss from discontinued operations, as adjusted	(0.90)	(1.29)	(0.03)

Extraordinary loss	(0.07)	- -	- -

Net loss, as adjusted	$(0.78)	$(1.13)	$(0.43)

10.  INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of March 28, 2003			As of March 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Noncompetition Agreements:
Physician Business	$3,752	$(2,762)	$990	$4,053	$(3,073)	$980
Elder Care Business	1,835	(949)	886	2,070	(876)	1,194
Corporate Overhead	417	(34)	383	- -	- -	- -

	6,004	(3,745)	2,259	6,123	(3,949)	2,174

Signing Bonuses:
Physician Business	1,690	(492)	1,198	1,027	(426)	601
Elder Care Business	250	(197)	53	200	(150)	50

	1,940	(689)	1,251	1,227	(576)	651

Other Intangibles:
Physician Business	2,463	(1,482)	981	2,993	(1,795)	1,198
Elder Care Business	1,429	(137)	1,292	- -	- -	- -

	3,892	(1,619)	2,273	2,993	(1,795)	1,198

Total	$11,836	$(6,053)	$5,783	$10,343	$(6,320)	$4,023

Total amortization expense for intangible assets, excluding goodwill, for the years ended March 28, 2003, March 29, 2002, and March 30, 2001 was $2,368, $1,617, and $1,569, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2004	$1,842
2005	1,376
2006	1,002
2007	755
2008	414
Thereafter	394

Total	$5,783

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	March 28, 2003	March 29, 2002

Noncompetition Agreements	7.0	7.1
Signing Bonuses	4.2	3.5
Other Intangibles	10.8	12.4

Total weighted-average period	7.8	8.2

Future minimum payments required under noncompetition agreements at March 28, 2003 are as follows:

Fiscal Year:
2004	$504
2005	225
2006	36
2007	35
2008	28
Thereafter	114

Total	$942

11.  DEBT

Debt consists of the following:

	March 28, 2003	March 29, 2002

Revolving line of credit	$83,000	$	- -
Senior subordinated debt	- -		125,000

Total	$83,000		$125,000

Revolving Credit Agreement

On May 24, 2001, the Company entered into a credit agreement (the "Credit Agreement"), by and among the Company, as borrower there under (the "Borrower"), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Agent for the Lenders (in such capacity, the "Agent", or the "Bank") and Banc of America Securities LLC, as Arranger.

The Credit Agreement provides for a four-year credit facility consisting of an aggregate $120 million revolving line of credit and letters of credit (the "Credit Facility”). Availability of borrowings under the Credit Facility depends upon (i) the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory and (ii) compliance with certain debt incurrence tests under the Company's Indenture, dated as of October 7, 1997, relating to the 8.5% senior subordinated notes due in 2007 (the “Notes”). The Credit Facility bears interest at the Bank's prime rate plus a margin of between 0.25% and 1.00% based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the Agreement) or at LIBOR plus a margin of between 1.75% and 3.5% based on the Company's ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) repurchasing the Notes, (iii) selling or transferring assets, (iv) making certain investments (including acquisitions), (v) incurring additional indebtedness and liens, and (vi) annual capital expenditures. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the Company's prior credit agreement and future proceeds will be used to issue letters of credit, finance ongoing working capital requirements, and general corporate purposes of the Company. The Credit Facility matures on May 24, 2005.

On June 28, 2001, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), by and among the Company, as borrower there under, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The First Amendment increased the maximum available borrowings under the Credit Agreement from $120 million to $150 million. The First Amendment also, among other things, increased the percentage of Lenders whose consent was required for an amendment of the Credit Agreement from more than 50% to more than 55% and amended certain provisions relating to protective advances, limitations on issuances of letters of credit, indemnification, and landlord consents.

On August 12, 2002, the Company received consent from the Lenders and the Agent for the Lenders for the repurchase of up to $35.0 million of its common stock through June 30, 2003. On October 24, 2002, the Company also received consent from the Lenders and the Agent for the Lenders for the sale of all the outstanding capital stock of the Imaging Business.

On March 28, 2003, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), by and among the Company, as borrower there under, the subsidiaries of the Company party thereto, the Lenders and the Agent for the Lenders. The Second Amendment allowed the Company to use proceeds under the Credit Facility to prepay the Notes in full.

On May 20, 2003, the Company entered into an amended and restated credit agreement (the “New Credit Agreement”), by and among the Company, as Borrower, the subsidiaries of the Borrower party thereto, the Lenders from time to time party thereto, and Bank of America, N.A., as Agent for the Lenders. The New Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “New Credit Facility”). Availability of borrowings under the New Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The New Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.00% and 1.00% based on the Company’s ratio of funded debt to EBITDA (as defined in the New Credit Agreement) or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s ratio of funded debt to EBITDA. Under the New Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Initial proceeds from the New Credit Facility were used to refinance existing indebtedness outstanding under the Credit Facility and future proceeds will be used to issue letters of credit, and finance the ongoing working capital requirements of the Company. The New Credit Facility matures on March 28, 2006.

Subsequent to year-end, the Company entered into an interest rate swap agreement that carried a notional principal amount of $35.0 million. The swap effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006. The Company entered into the interest rate swap for the purpose of hedging variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap, the Company makes payments based on the fixed rate and will receive interest payments based on the 3-month LIBOR. The interest rate swap settles monthly until expiration. As a result of entering into the interest rate swap, the Company has mitigated its exposure to interest rate fluctuations on a portion of its revolving line of credit. As the interest payments on the revolving line of credit are based on the 3-month LIBOR and the Company receives 3-month LIBOR from the interest rate swap counter–party, the Company has eliminated any impact to raising interest rates related to its interest payments under the revolving line of credit. The counter party to the interest rate swap is a party to the Company’s revolving credit facility.

Senior Subordinated Notes

The Company issued $125 million aggregate principal amount of 8.5% senior subordinated notes due in 2007. The Notes were unconditionally guaranteed on a senior subordinated basis by all of the Company's domestic subsidiaries. Interest on the Notes accrued from the date of original issuance and was payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998, at a rate of 8.5% per annum. The semiannual payments of approximately $5.3 million were funded by the cash flows from operating activities. The Notes matured on October 1, 2007, and were callable beginning October 1, 2002, at the option of the Company.

During fiscal year 2003, the Company retired $125,000 principal amount of the Notes. An extraordinary loss of $4,826 was incurred as a result of the early extinguishment of debt, consisting of $5,170 of redemption premiums, $2,728 of accelerated amortization of debt issuance costs, net of a benefit for income taxes of $3,072.

12.  INCOME TAXES

The provisions (benefits) for income taxes from continuing operations are detailed below:

	2003	2002	2001
Current tax provision (benefit):
Federal	$1,597	$(7,106)	$319
State	274	(1,218)	55

Total current	1,871	(8,324)	374

Deferred tax provision (benefit):
Federal	5,562	12,684	(6,071)
State	954	2,174	(1,041)

Total deferred	6,516	14,858	(7,112)

Total income tax provision (benefit)	$8,387	$6,534	$(6,738)

A reconciliation of the total income tax provision (benefit) as presented in the consolidated statements of operations is as follows:

	2003	2002	2001

Provision (benefit) for income taxes from continuing operations	$8,387	$6,534	$(6,738)

Discontinued operations:
Benefit for income taxes from loss from discontinued operations	(2,575)	(1,375)	(1,091)
Benefit for income taxes from the loss on disposal of discontinued operations	(35,145)	- -	- -
Benefit for income taxes from cumulative effect of accounting change	- -	(14,444)	- -

	(37,720)	(15,819)	(1,091)

Benefit for income taxes from extraordinary loss	(3,072)	- -	- -

Total income tax benefit	$(32,405)	$(9,285)	$(7,829)

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2003	2002	2001

Income (loss) from continuing operations before provision (benefit) for income taxes	$22,027	$17,934	$(37,593)

Tax provision (benefit) at the 35% statutory rate	7,709	6,277	(13,158)

Increase (decrease) in taxes:
State income tax, net of Federal benefit	798	622	(641)
Officer life insurance	804	591	647
Meals and entertainment	322	274	262
Adjustment to prior year tax estimates	(1,193)	- -	- -
Effect of foreign subsidiary, net of valuation allowance	- -	(1,342)	5,794
Goodwill amortization	- -	- -	397
Other, net	(53)	112	(39)

Total increase in taxes	678	257	6,420

Total income tax provision (benefit)	$8,387	$6,534	$(6,738)

Effective tax rate	38.1%	36.4%	17.9%

At March 28, 2003 and March 29, 2002, the Company has recorded an income tax receivable of $5,293 and $7,077, respectively, which is included in prepaid expenses and other in the accompanying balance sheets.

Deferred income taxes for fiscal year 2003 and 2002 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at March 28, 2003 and March 29, 2002 are detailed below:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$51,928	$2,171
Capital loss carryforward	5,515	6,150
Allowance for doubtful accounts and sales returns	4,952	4,839
Deferred compensation	4,794	3,692
Accrued expenses	2,882	741
Reserve for inventory obsolescence	1,813	2,121
Inventory uniform cost capitalization	1,259	1,486
Merger, restructuring and other nonrecurring costs and expenses	877	2,030
Excess of book amortization over tax amortization	857	1,905
Charitable contribution carryover	537	380
Operational tax reserve	524	753
Deferred tax assets of discontinued operations	- -	18,885
Other	57	293

Gross deferred tax assets	75,995	45,446

Deferred tax liabilities:
Capitalized software development costs	(15,242)	(15,543)
Excess of book depreciation over tax depreciation	(1,461)	(1,370)
Deferred tax liabilities of discontinued operations	- -	(701)

Gross deferred tax liabilities	(16,703)	(17,614)

Valuation allowance	(5,980)	(6,150)

Deferred tax assets, net	$53,312	$21,682

During fiscal year 2002, the sale of the International Business and the sale of the available for sale marketable security generated capital losses. At March 29, 2002, management believed it was more likely than not that the deferred tax asset related to this capital loss carryforward would not be realized for tax purposes, as capital gains are not expected to be generated in the future. Therefore, a valuation allowance was established during fiscal year 2002. Management believes that the deferred tax assets, net as of March 28, 2003 are realizable due to the projected future taxable income.

The income tax benefits related to the exercise or early disposition of certain stock options and stock contributions to the ESOP reduce taxes currently payable and are credited directly to additional paid–in capital. Such amounts were $195 and $103 for fiscal year 2003 and 2002.

At March 28, 2003 and March 29, 2002, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $133,491 and $6,969, respectively, which expire from 2004 to 2023. The utilization of certain net operating loss carryforwards is subject to an annual limitation. During fiscal year 2003, the Company generated approximately $49,026 of federal and state net operating losses.

The Company is subject to periodic review by federal, state, and local tax authorities in the ordinary course of business. During fiscal year 2002, the Company was notified by the Internal Revenue Service that the income tax returns for fiscal years ended March 31, 2000 and March 30, 2001 would be examined. Fieldwork is anticipated to be completed during the first quarter of fiscal year 2004, with anticipated final audit results during fiscal year 2004. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

13.  EARNINGS PER SHARE

In accordance with SFAS 128, the calculation of basic earnings per share and diluted earnings per share is presented below (share amounts in thousands, except per share data):

	2003	2002	2001

Income (loss) from continuing operations before extraordinary loss	$13,640	$11,400	$(30,855)
Total loss from discontinued operations	(63,577)	(92,597)	(5,206)
Extraordinary loss	(4,826)	- -	- -

Net loss	$(54,763)	$(81,197)	$(36,061)

Earnings (loss) per share – Basic:
Income (loss) from continuing operations before extraordinary loss	$0.19	$0.16	$(0.43)
Total loss from discontinued operations	(0.91)	(1.30)	(0.08)
Extraordinary loss	(0.07)	- -	- -

Net loss	$(0.79)	$(1.14)	$(0.51)

Earnings (loss) per share – Diluted:
Income (loss) from continuing operations before extraordinary loss	$0.19	$0.16	$(0.43)
Total loss from discontinued operations	(0.90)	(1.29)	(0.08)
Extraordinary loss	(0.07)	- -	- -

Net loss	$(0.78)	$(1.13)	$(0.51)

Weighted average shares outstanding:
Common shares	69,680	71,184	71,187
Assumed exercise of stock options	694	769	122

Diluted shares outstanding	70,374	71,953	71,309

Diluted earnings per share assume options to purchase shares of common stock have been exercised using the treasury stock method. Options to purchase approximately 4,715 and 3,123 shares of common stock that were outstanding during the fiscal years 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

14.  SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On July 30, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, the Company had completed the repurchase of the 3.6 million common shares under this program at an average price of $7.12 per common share. On December 17, 2002, the Company’s Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company has repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.88 per common share.

Employee and Director Stock Incentive Plans

As of March 28, 2003, the Company had five stock option plans; however, only three plans had shares available for issuance.

1999 Long-Term Incentive Plan.  Under this plan, 4,370 shares of the Company's common stock are reserved for issuance to employees, officers, and directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash. The exercise price of options granted shall be at least the fair market value of the Company's common stock on the date of grant. All options are generally fully vested and exercisable three years from the date of grant. At March 28, 2003, approximately 925 shares of common stock are available for issuance under the plan.

1999 Broad-Based Employee Stock Plan.  Under this plan, 2,600 shares of the Company's common stock are reserved for issuance to employees, officers and directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. The exercise price of options granted shall be at least the fair market value of the Company's common stock on the date of grant. All options are generally fully vested and exercisable three years from the date of grant. At March 28, 2003, approximately 788 shares of common stock are available for issuance under the plan.

Amended and Restated Directors’ Stock Plan.  Under this plan, 800 shares of the Company's common stock are reserved for issuance to nonemployee directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. The exercise price of options granted shall be at least the fair market value of the Company's common stock on the date of grant. All options are fully vested and exercisable at the date of grant. At March 28, 2003, approximately 185 shares of common stock are available for issuance under the plan.

1994 Long-Term Stock Plan.  Under this plan, 2,190 shares of the Company's common stock were reserved for issuance to employees. The Compensation Committee of the Board of Directors had discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. The exercise price of options granted was at least the fair market value of the Company's common stock on the date of grant. All options were fully vested and exercisable at the date of grant. At March 28, 2003, no shares were available for issuance under this plan.

Amended and Restated 1994 Long-Term Incentive Plan.  Under this plan, 500 shares of the Company's common stock were reserved for issuance to key employees, including officers. The Compensation Committee of the Board  of Directors had discretion to make grants under this plan in the form of nonqualified stock options, restricted stock, or performance units. The exercise price of options granted was at least the fair market value of the Company's common stock on the date of grant. All options were fully vested and exercisable at the date of grant. As of March 30, 2001, no shares were available for issuance under this plan.

1997 and 1992 Gulf South Stock Option Plans.  Effective March 26, 2003, the Compensation Committee of the Board of Directors terminated these plans.

The following table summarizes the stock option transactions during the period from March 31, 2000 to March 28, 2003:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Balance, March 31, 2000	4,497	$4.57-$28.86	$13.05
Granted	2,152	$2.72-$14.05	$4.51
Forfeited	(245)	$2.72-$19.71	$12.10

Balance, March 30, 2001	6,404	$2.72-$28.86	$10.22
Granted	2,394	$4.21-$10.15	$6.50
Exercised	(95)	$2.72-$ 8.69	$7.19
Forfeited	(723)	$2.72-$28.86	$11.06

Balance, March 29, 2002	7,980	$2.59-$28.86	$9.34
Granted	1,694	$6.68-$ 9.89	$8.00
Exercised	(192)	$2.72-$ 8.46	$4.26
Forfeited	(2,049)	$2.72-$28.86	$9.11

Balance, March 28, 2003	7,433	$2.59-$28.86	$9.07

The following table summarizes information about stock options outstanding at March 28, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Average Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$2.59-$4.71	1,060	4.3	$3.18	834	$3.19
$5.06-$6.95	1,866	4.1	$6.07	678	$6.19
$7.06-$8.97	1,631	4.4	$8.11	698	$8.54
$9.03-$13.00	1,535	4.7	$11.01	827	$11.87
$14.05-$15.81	875	4.0	$14.83	859	$14.85
$16.29-$28.86	466	4.6	$20.75	418	$20.46

$2.59-$28.86	7,433	4.3	$9.07	4,314	$10.19

Fair Value of Stock Option Grants

No compensation expense has been recognized for stock options granted to employees during fiscal years 2003, 2002, and 2001. A table illustrating the effect on net loss and earnings per share as if the fair value method had been applied is presented in Note 1, Background and Summary of Significant Accounting Policies. The fair value of stock options granted has been estimated using a Black-Scholes option-pricing model and the following assumptions.

	2003	2002	2001

Expected dividend yield	- -	- -	- -
Expected stock price volatility	60.5%	60.0%	75.0%
Risk-free interest rate	3.0%-4.6%	3.5%-4.9%	4.4%-6.4%
Expected life of options (years)	5-10	5-10	2-7.25

Using these assumptions, the estimated fair values of options granted for fiscal years 2003, 2002, and 2001, were approximately $5,254, $6,568, and $4,839, respectively, and such amounts would be amortized to compensation expense over the vesting period.

15.  EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of mutual funds or to acquire an interest in the common stock of the Company. During fiscal year 2000, an employee stock ownership plan that was acquired from an acquisition was merged into the Plan. As a result of the merger, the Plan became a leveraged ESOP and the third party note payable was refinanced internally by the holding company. During fiscal year 2001, the Company made discretionary contributions to the Plan and, as a result, the outstanding note payable was paid in full at March 30, 2001. The Plan owned approximately 3,030 (in thousands) and 2,895 (in thousands) shares of the Company's common stock at March 28, 2003 and March 29, 2002, respectively.

Employees become eligible to participate in the Plan upon the completion of 90 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 25% of the employee deferrals up to 4% of their compensation or (ii) $1.5. This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal year ended March 28, 2003 and March 29, 2002, the Company contributed approximately $818 and $692, respectively, to the Plan under this matching arrangement. Additional Company contributions to the Plan were approximately $1,270 during fiscal year 2001.

The following presents the share activity under the leverage portion of the PSS ESOP (not in thousands):

	2003		2002		2001

Allocated shares		229,728		217,933	183,354
Shares released for allocation		- -		11,795	34,579
Shares committed to be released		- -		- -	- -
Unreleased shares		- -		- -	11,795

Total PSS ESOP shares		229,728		229,728	229,728

Fair value of unreleased shares	$	- -	$	- -	$53

Holdback shares of approximately 12 related to an acquisition were settled and released for allocation to participants during fiscal year 2002.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan available to all employees with at least six months of service. The plan allows eligible employees to purchase Company stock over-the-counter through after-tax payroll deductions.

PSS Deferred Compensation Program

The Company offers a deferred compensation program (the “Program”) to qualified executives, management, and salespeople. The Program is comprised of a deferred compensation plan and a stock option program. The Company has purchased corporate-owned life insurance as a means to finance the benefits that become payable under the plan.

Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation; however, the Company matching contribution program and grant of stock options shall apply only to deferrals of up to 10% or 15% of the participant’s compensation. The Company matching contribution ranges from 10% to 125% of the participant’s deferral.

Under the stock option program, participants are granted stock options to purchase common stock of the Company. The number of stock options granted is a function of the participant’s annual deferral amount plus the Company match. The grant price of the options are not less than the fair market value of the common stock on the date such options are granted and the options are issued under existing stock-based compensation plans. Effective July 1, 2003, the number of stock options granted under the Program is only a function of the participant’s annual deferral amount and is limited to 250 shares (in thousands) per year.

Participant contributions are always 100% vested. The Company’s matching contribution and the stock options vest ratably over 8 years.

At age 60, or at age 55 with ten years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is less than $25. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant’s vested balance will be distributed in five equal installments or in a lump-sum payment if the vested account balance is less than $25. In the event of a change in control, if the successor terminates the plan, all participants become 100% vested in their accounts, including the Company’s matching contributions, discretionary Company contributions, and allocated return thereon.

During fiscal year 2003, 2002, and 2001 the Company matched approximately $1,328, $1,192, and $1,186, respectively, of employee deferrals. At March 28, 2003 and March 30, 2002, approximately $12,902 and $10,001, respectively, is recorded in other long-term assets in the accompanying consolidated balance sheets. In addition, $11,850 and $10,194 of deferred compensation is included in other long-term liabilities in the accompanying consolidated balance sheets at March 28, 2003 and March 29, 2002, respectively.

Long-Term Executive Cash-Based Incentive Plan

During fiscal year 2003, the Compensation Committee of the Board of Directors approved a cash-based performance award program under the 1999 Long-Term Incentive Plan, known as the Shareholder Value Plan (“SVP”). The SVP provides incentive to executives to enhance shareholder value through the achievement of earnings per share goals outlined in the Company’s three-year strategic plan. The first performance period under the SVP is the 30-month period from October 1, 2002 to March 31, 2005.

Target awards under the SVP are expressed as a percentage of base salary for the top five officer levels. The performance goals are based on planned cumulative earnings per share, as approved by the Board of Directors. The Compensation Committee may establish different target awards for future performance periods. The Company is accruing compensation cost ratably over the 30-month period and expects the target pay-out to be approximately $6,300.

16.  OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

Rent expense for operating leases approximated $21,469, $20,748 and $21,161, for fiscal years 2003, 2002, and 2001, respectively. As of March 28, 2003, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

	Fiscal Year					Thereafter	Total
	2004	2005	2006	2007	2008

Operating	$20,126	$15,883	$10,554	$7,309	$3,122	$5,200	$62,194
Restructuring	997	424	238	29	- -	- -	1,688

Total	$21,123	$16,307	$10,792	$7,338	$3,122	$5,200	$63,882

17.  SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Summary of Significant Accounting Policies, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company’s business segments:

	2003	2002	2001
NET SALES:
Physician Business	$754,295	$711,843	$689,444
Elder Care Business	423,598	391,871	367,581
Corporate Overhead	- -	431	19,873

Total net sales	$1,177,893	$1,104,145	$1,076,898

INCOME (LOSS) FROM OPERATIONS:
Physician Business	$22,850	$17,744	$17,336
Elder Care Business	18,275	11,909	(15,528)
Corporate Overhead	(15,238)	(6,091)	(31,583)

Total income (loss) from operations	$25,887	$23,562	$(29,775)

	2003	2002	2001
DEPRECIATION:
Physician Business	$8,862	$6,805	$6,016
Elder Care Business	1,630	1,791	1,862
Corporate Overhead	1,519	945	617

Total depreciation	$12,011	$9,541	$8,495

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$1,576	$1,179	$1,685
Elder Care Business	757	438	2,309
Corporate Overhead	35	- -	271

Total amortization of intangible assets	$2,368	$1,617	$4,265

PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,172	$1,340	$968
Elder Care Business	3,441	2,805	22,785
Corporate Overhead	2,939	- -	- -

Total provision for doubtful accounts and notes receivable	$7,552	$4,145	$23,753

INTEREST EXPENSE:
Physician Business	$4,370	$867	$1,926
Elder Care Business	4,908	5,096	5,291
Corporate Overhead	548	2,238	4,157

Total interest expense	$9,826	$8,201	$11,374

INTEREST AND INVESTMENT INCOME:
Physician Business	$24	$3	$103
Elder Care Business	1	- -	17
Corporate Overhead	492	671	1,400

Total interest and investment income	$517	$674	$1,520

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$7,407	$7,537	$7,411
Elder Care Business	5,061	2,805	(7,235)
Corporate Overhead	(4,081)	(3,808)	(6,914)

Total provision for income taxes	$8,387	$6,534	$(6,738)

CAPITAL EXPENDITURES:
Physician Business	$9,284	$12,645	$15,583
Elder Care Business	1,011	471	583
Corporate Overhead	1,704	6,720	2,146

Total capital expenditures	$11,999	$19,836	$18,312

	2003	2002
ASSETS:
Physician Business	$228,435	$223,216
Elder Care Business	157,458	155,038
Corporate Overhead	85,970	92,013
Discontinued Operations	- -	193,141

Total assets	$471,863	$663,408

18.  Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2003 and 2002. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of business acquisitions, and changes in customer’s buying patterns of supplies, equipment, and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

Quarterly operating results fluctuates depending on the number of selling days in each quarter. The number of selling days included in the first, second, third, and fourth quarters of fiscal year 2003 were 64, 63, 62, and 64, respectively. The number of selling days included in the first, second, third, and fourth quarters of fiscal year 2002 were 64, 63, 62, and 64, respectively. The number of selling days that will be included in the first, second, third, and fourth quarters of fiscal year 2004 will be 65, 67, 60, and 66, respectively.

The Company adopted EITF 02-16 during the quarter ended March 28, 2003, which resulted in reclassifying certain amounts that previously reduced general and administrative expenses to net sales. As a result, net sales increased approximately $316, $297, and $291 during the quarters ended June 28, 2002, September 27, 2002, and December 27, 2002, respectively, from amounts previously reported. Prior periods were not reclassified as amounts were not material.

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business. On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation, a wholly owned subsidiary of Platinum Equity, LLC. As a result, the results of operations of the Imaging Business and the estimated loss on disposal have been classified as “discontinued operations” in accordance with SFAS 144. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. (Refer to Note 2, Discontinued Operations, for a further discussion.)

In addition, during fiscal year 2003, the Company retired $125,000 principal amount of the Notes. An extraordinary loss of $4,826 was incurred as a result of the early extinguishment of debt, consisting of $5,170 of redemption premiums, $2,728 of accelerated amortization of debt issuance costs, net of a benefit for income taxes of $3,072.

	Fiscal Year 2003
	Q1	Q2	Q3	Q4	Total

Net sales	$286,782	$289,116	$304,184	$297,811	$1,177,893
Gross profit	80,872	82,457	85,483	87,182	335,994
Income from continuing operations before extraordinary loss	3,350	2,247	3,942	4,101	13,640
Total loss from discontinued operations	(798)	(56,751)	(3,362)	(2,666)	(63,577)
Extraordinary loss	- -	(666)	- -	(4,160)	(4,826)

Net income (loss)	$2,552	$(55,170)	$580	$(2,725)	$(54,763)

Earnings (loss) per share – Basic:
Income from continuing operations before extraordinary loss	$0.05	$0.03	$0.06	$0.06	$0.19
Total loss from discontinued operations	(0.01)	(0.80)	(0.05)	(0.04)	(0.91)
Extraordinary loss	- -	(0.01)	- -	(0.06)	(0.07)

Net income (loss)	$0.04	$(0.78)	$0.01	$(0.04)	$(0.79)

Earnings (loss) per share – Diluted:
Income from continuing operations before extraordinary loss	$0.05	$0.03	$0.06	$0.06	$0.19
Total loss from discontinued operations	(0.01)	(0.79)	(0.05)	(0.04)	(0.90)
Extraordinary loss	- -	(0.01)	- -	(0.06)	(0.07)

Net income (loss)	$0.04	$(0.77)	$0.01	$(0.04)	$(0.78)

	Fiscal Year 2002
	Q1	Q2	Q3	Q4	Total

Net sales	$267,132	$271,826	$279,148	$286,039	$1,104,145
Gross profit	72,155	74,119	77,199	80,906	304,379
Income from continuing operations before extraordinary loss	3,049	3,594	4,418	339	11,400
Total loss from discontinued operations	(90,406)	(191)	(1,004)	(996)	(92,597)

Net (loss) income	$(87,357)	$3,403	$3,414	$(657)	$(81,197)

Earnings (loss) per share – Basic:
Income from continuing operations before extraordinary loss	$0.04	$0.05	$0.06	$0.00	$0.16
Total loss from discontinued operations	(1.27)	0.00	(0.01)	(0.01)	(1.30)

Net (loss) income	$(1.23)	$0.05	$0.05	$(0.01)	$(1.14)

Earnings (loss) per share – Diluted:
Income from continuing operations before extraordinary loss	$0.04	$0.05	$0.06	$0.00	$0.16
Total loss from discontinued operations	(1.26)	0.00	(0.01)	(0.01)	(1.29)

Net (loss) income	$(1.22)	$0.05	$0.05	$(0.01)	$(1.13)

19.  RELATED PARTY TRANSACTIONS

The Company loaned approximately $720 to certain executive officers during fiscal years 2001 and 2000. These loans are unsecured and bear interest at 6.0%. During the years ended March 28, 2003 and March 29, 2002, principal and interest payments of $230 and $269 were received by the Company. At March 28, 2003 and March 29, 2002, the remaining principal and interest amounts outstanding, which are included in employee advances in the accompanying balance sheets, were $62 and $282, respectively.

20.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company, through its Elder Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire and California, while Federal litigation is present in California, Washington, Georgia, New Hampshire, Pennsylvania, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who allegedly purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations were based upon a decline in the Company’s stock price following announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analyst’s expectations. By order dated December 18, 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint on January 17, 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. The Company moved to dismiss the third amended complaint on February 14, 2003. Discovery has not yet begun, pending the outcome of the motion to dismiss. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in ten, related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” Following that consolidation, on March 22, 2002, lead plaintiffs served their amended class action complaint for violation of securities laws. After denial of their motion to dismiss the amended complaint, the Company and the other defendants served their answer to the amended complaint on August 12, 2002, and the parties are now engaged in discovery. The amended complaint named the Company along with certain present and former directors and officers. The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The amended complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks indeterminate damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted plaintiff’s motion for class certification on November 14, 2002. On December 10, 2002, the Court entered an order approving plaintiff’s method of notifying class members that a class has been certified and further set a schedule of dates for such notice. On December 10, 2002, the court also entered an order setting forth a schedule of dates for pre-trial procedures and trial. Pursuant to that order, a jury trial in the case is scheduled for the trial term commencing October 18, 2004. The Company believes that the allegations contained in the amended complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division, Case Number 02-CV-854. The plaintiffs allege that the Company wrongfully classifies its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. A total of 63 plaintiffs are now parties to the action. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company is vigorously defending against the claims. Limited discovery is underway following a mediation on May 20, 2003, in preparation for a second mediation scheduled for August 13, 2003. However, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

On December 7, 2001, the Company filed an arbitration proceeding with the American Arbitration Association against Candela Corporation (PSS World Medical, Inc. d/b/a Physician Sales & Service, Claimant, v. Candela Corporation, Respondent) for breach of contract, promissory estoppel, intentional interference with contractual/advantageous relations, and violation of the Massachusetts Unfair Business Practices Act, arising out of Candela’s termination of the distribution agreement between the two companies. Candela filed counterclaims in the arbitration for breach of contract, seeking payment of $2.4 million in outstanding invoices and alleged trademark infringement and violation of the Massachusetts Unfair Business Practices Act. The arbitrators ruled in favor of Candela on May 28, 2003. The Company had previously recorded a liability of approximately $2.4 million for equipment purchased. Subsequent to the arbitrators’ decision, the Company recorded a cash charge of $0.8 million for interest and attorney fees awarded by the arbitrators. In addition, during fiscal year 2002 and 2003, the Physician Business recorded charges of approximately $2.3 million and $2.3 million, respectively, to cost of goods sold to record the equipment at net realizable value.

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II- -VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 28, 2003 MARCH 29, 2002, AND MARCH 30, 2001

(Dollars in Thousands)

	Balance at Beginning of Period	Additions		Write-offs	Balance at End of Period
Valuation Allowance for Accounts Receivable		Provision Charged to Expense	Transfers From (Dispositions)
Year ended March 30, 2001	9,309	22,586	- -	15,027	16,868
Year ended March 29, 2002	16,868	4,145	(424)	10,213	10,376
Year ended March 28, 2003	10,376	4,613	- -	4,730	10,259

	Balance at Beginning of Period	Additions		Write-offs	Balance at End of Period
Valuation Allowance for Notes Receivable		Provision Charged to Expense	Transfers From Acquisitions
Year ended March 30, 2001	1,579	1,167	- -	1,575	1,171
Year ended March 29, 2002	1,171	200	- -	1,171	200
Year ended March 28, 2003	200	2,939	- -	- -	3,139

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision Charged to Expense	Utilizations	Balance at End of Period
Year ended March 30, 2001	- -	- -	- -	- -
Year ended March 29, 2002	- -	6,150	- -	6,150
Year ended March 28, 2003	6,150	(170)	- -	5,980

Gulf South Operational Tax Charge Reserve(a)	Balance at Beginning of Period	Reversed to General & Administrative Expense	Utilizations	Balance at End of Period
Year ended March 30, 2001	6,129	(749)	992	4,388
Year ended March 29, 2002	4,388	(2,350)	102	1,936
Year ended March 28, 2003	1,936	(380)	53	1,503

(a)	The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, and property taxes that were not charged to customers and remitted to taxing authorities on a timely basis. On a quarterly basis, management performs an analysis of the estimated remaining exposure and records adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 28, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Directors and Executive Officers.”

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 28, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Executive Officer Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 28, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Beneficial Ownership of Equity Securities.”

Equity Compensation Plan Information

The following table summarizes the potential dilution that could occur from past and future equity grants for all plans and arrangements, whether or not approved by shareholders.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders	5,757,000	$9.84	1,110,000

Equity compensation plan not approved by security holders (a)	1,676,000	$6.44	788,000

Total	7,433,000	$9.07	1,898,000

(a)	The 1999 Broad-Based Employee Stock Plan is the only equity compensation plan that is not approved by shareholders. Under this plan, 2,600,000 shares of the Company’s common stock are reserved for issuance to employees, officers and directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. The exercise price of options granted shall be at least the fair market value of the Company’s common stock on the date of grant. All options are generally fully vested and exercisable three years from the date of grant. The Company intends to grant available shares under this plan only to non-officer employees. If shares are granted to officers or directors, the Company intends to obtain a shareholder vote prior to issuance.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 28, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14. CONTROLS	AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company‘s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company‘s current disclosure controls and procedures are effective, providing them with material information relating to the Company, including its consolidated subsidiaries, as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

ITEM 15. PRINCIPAL	ACCOUNTANTS FEES AND SERVICES

Incorporated by reference from the Company’s Definitive Proxy Statement to be filed by July 28, 2003 for its fiscal year 2003 Annual Meeting of Shareholders under the caption “Independent Certified Public Accountants.”

PART IV

ITEM 16.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II- -Valuation and Qualifying Accounts for the Years Ended March 28, 2003, March 29, 2002, and March 30, 2001	F-37

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (7)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (16)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (16)

3.2	Amended and Restated Bylaws, dated as of March 15, 1994. (3)

4.1	Form of Indenture, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, and SunTrust Bank, Central Florida, National Association, as Trustee. (6)

4.1a	Supplemental Indenture, dated as of February 15, 2001, by and among the New Subsidiary Guarantors named therein and SunTrust Bank (formerly known as SunTrust Bank, Central Florida, National Association), as Trustee. (11)

4.2	Registration Rights Agreement, dated as of October 7, 1997, by and among the Company, the Subsidiary Guarantors named therein, BT Alex. Brown Incorporated, Salomon Brothers Inc. and NationsBanc Montgomery Securities, Inc. (6)

4.3	Form of 8½% Senior Subordinated Notes due 2007, including Form of Guarantee (Exchange Notes). (6)

4.4	Shareholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (8)

4.4a	Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. (10)

4.4b	Amendment to Shareholder Protection Rights Agreement, dated as of April 12, 2002, between the Company and First Union National Bank, as Successor Rights Agent. (18)

10.1	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2	Amended and Restated Directors Stock Plan. (5)

10.3	Amended and Restated 1994 Long-Term Incentive Plan. (5)

10.4	Amended and Restated 1994 Long-Term Stock Plan. (5)

10.5	1994 Employee Stock Purchase Plan. (4)

10.6	1994 Amended Incentive Stock Option Plan. (1)

10.7	1999 Long-term Incentive Plan. (9)

10.8	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC). (2)

10.9	Amended and Restated Savings Plan. (19)

10.9a	First Amendment to the Amended and Restated Savings Plan. (21)

10.9b	Second Amendment to the Amended and Restated Savings Plan.

10.10	Credit Agreement, dated as of May 24, 2001, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (12)

10.10a	Amendment No. 1 to Credit Agreement, dated as of June 28, 2001, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (14)

Exhibit Number		Description

10.11*		Employment Agreement, dated as of March 4, 1998, by and between the Company and David A. Smith. (13)

10.11a	*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David A. Smith. (13)

10.11b	*	Amendment to Employment Agreement, dated as of January 1, 2002, by and between the Company and David A. Smith.

10.12*		Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (13)

10.12a	*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (13)

10.13*		Consulting Agreement, dated as of June 13, 2002, by and between the Company and Douglas J. Harper. (19)

10.14*		Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless. (15)

10.14a	*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary A. Corless. (15)

10.14b	*	Amendment to Employment Agreement, dated as of June 1, 2002, by and between the Company and Gary A. Corless.

10.15*		Employment Agreement, dated as of April 1, 1998, by and between the Company and Kevin P. English. (15)

10.15a	*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Kevin P. English. (15)

10.16*		Employment Agreement, dated as of January 7, 2002, by and between the Company and David M. Bronson. (17)

10.16a	*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson.

10.17*		Employment Agreement, dated as of October 1, 2002, by and between the Company and Tony Oglesby

10.18*		Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly. (13)

10.18a	*	Amendment to Severance Agreement, dated as of October 30, 2002, by and between the Company and Patrick C. Kelly.

10.19		Stock Purchase Agreement, dated as of October 28, 2002, among PSS World Medical, Inc., Imaging Acquisition Corporation, and Platinum Equity, LLC. (20)

10.19a		Amendment to Stock Purchase Agreement, dated as of November 18, 2002, among PSS World Medical, Inc., Diagnostic Imaging, Inc., Imaging Acquisition Corporation and Platinum Equity, LLC. (22)

10.20		PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2003

10.20a		PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2003

Exhibit Number	Description

10.20b	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2003

10.20c	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2003

10.20d	PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2003

10.20e	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2003

21	List of Subsidiaries of the Company. (18)

23	Consent of Independent Certified Public Accountants

99.1	Section 1350 Certification of the Chief Executive Officer

99.2	Section 1350 Certification of the Chief Financial Officer

* Represents a management contract or compensatory plan or arrangement.
(1) Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.
(2) Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 1995.
(3) Incorporated by Reference to the Company’s Registration Statement on Form S-3, Registration No. 33-97524.
(4) Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(5) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(6) Incorporated by Reference to the Company’s Registration Statement on Form S-4, Registration No. 333-39679.
(7) Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.
(8) Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 22, 1998.
(9) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(10) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(11) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.
(12) Incorporated by Reference to the Company’s Current Report on Form 8-K, filed June 5, 2001.
(13) Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(14) Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 3, 2001.
(15) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.
(16) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
(17) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2001.
(18) Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 29, 2002.
(19) Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(20) Incorporated by Reference to the Company’s Current Report on Form 8-K, filed October 30, 2002.
(21) Incorporated by Reference to the Company’s Current Report on Form 10-Q, for the quarter ended September 27, 2002.
(22) Incorporated by Reference to the Company’s Current Report on Form 8-K, filed November 20, 2002.

(b)	Reports on Form 8-K:

The following current reports on Form 8-K were filed or furnished during the quarter ended March 28, 2003:

Date of Report	Items Reported

February 7, 2003

Filing of the Chief Executive Officer’s and Chief Financial Officer’s written certifications regarding the Company’s Quarterly Report on Form 10-Q, as required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 26, 2003.

PSS WORLD MEDICAL, INC

By:	/s/ David M. Bronson

David M. Bronson Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Clark A. Johnson Clark A. Johnson	Chairman of the Board of Directors	June 26, 2003

/s/ David A. Smith David A. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 26, 2003

/s/ T. O’Neal Douglas T. O’Neal Douglas	Director	June 26, 2003

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	June 26, 2003

/s/ Delores Kesler Delores Kesler	Director	June 26, 2003

/s/ Charles R. Scott Charles R. Scott	Director	June 26, 2003

/s/ Charles E. Adair Charles E. Adair	Director	June 26, 2003

CERTIFICATION

I, David A. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of PSS World Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 25, 2003

/s/ David A. Smith

David A. Smith President and Chief Executive Officer

CERTIFICATION

I, David M. Bronson, certify that:

1.	I have reviewed this annual report on Form 10–K of PSS World Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 25, 2003

/s/ David M. Bronson

David M. Bronson Executive Vice President and Chief Financial Officer