Form 10-Q
period 2003-06-30
PSS WORLD MEDICAL INC
filed 2003-08-14
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-23832

PSS WORLD MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-2280364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
4345 Southpoint Blvd. Jacksonville, Florida (Address of principal executive offices)	32216 (Zip code)
Registrant's telephone number	(904) 332-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 12, 2003 was 66,952,065 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

June 30, 2003

CAUTIONARY STATEMENTS

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s, and its subsidiaries’ (including subsidiaries that are limited liability companies and limited partnerships), expected future financial position, results of operations, cash flows, funds from operations, financing plans, business strategy, budgets, projected costs, capital expenditures, competitive positions, growth opportunities, plans and objectives of management for future operations, and statements that include words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ from the Company’s expectations.

Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in the Company’s Annual Report on Form 10-K for the year ended March 28, 2003, this Form 10-Q, and elsewhere in the Company’s filings with the Securities and Exchange Commission (the “Commission”). Factors that may affect the plans, financial condition, or results of operations of the Company include, without limitation, those listed in the Company’s Annual Report on Form 10-K for the year ended March 28, 2003 under the heading “Factors That May Affect Future Results,” (refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (i) the ability of the Company to successfully implement its strategic business plan; (ii) the availability of sufficient capital with satisfactory terms to finance the Company’s business plans; (iii) competitive factors; (iv) the ability of the Company to adequately defend or reach a settlement of threatened or outstanding litigation; (v) changes in labor, equipment, and capital costs; (vi) changes in regulations affecting the Company’s business; (vii) changes in Medicare supplemental reimbursements for services provided by long-term care providers and physicians; (viii) future acquisitions or strategic partnerships; and (ix) general business and economic conditions. Many of these factors are outside the control of the Company and its management. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no duty to update such forward-looking statements.

PART I —FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND MARCH 28, 2003

(Dollars in Thousands, Except Share Data)

ASSETS

	June 30, 2003	March 28, 2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$16,133	$19,171
Accounts receivable, net	155,969	154,393
Inventories	90,705	79,747
Employee advances	40	90
Deferred tax assets	27,459	27,312
Prepaid expenses and other	16,448	16,277

Total current assets	306,754	296,990

Property and equipment, net	60,807	61,336
Other Assets:
Goodwill	61,128	61,128
Intangibles, net	5,332	5,783
Employee advances	--	62
Deferred tax assets	22,915	26,000
Other	22,847	20,564

Total assets	$479,783	$471,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$103,448	$90,635
Revolving line of credit	82,595	83,000
Accrued expenses	21,982	27,162
Other	6,455	7,273

Total current liabilities	214,480	208,070
Other noncurrent liabilities	21,293	18,607

Total liabilities	235,773	226,677

Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 66,951,958 and 67,870,561
shares issued and outstanding at June 30, 2003 and March 28, 2003, respectively	669	678
Additional paid-in capital	320,153	325,578
Accumulated deficit	(76,413)	(81,070)
Accumulated other comprehensive loss	(232)	--
Unearned compensation	(167)	--

Total shareholders' equity	244,010	245,186

Total liabilities and shareholders' equity	$479,783	$471,863

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 28, 2002

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2003	June 28, 2002
Net sales	$309,290	$286,782
Cost of goods sold	221,406	205,910

Gross profit	87,884	80,872
General and administrative expenses	59,432	53,472
Selling expenses	21,690	20,339

Income from operations	6,762	7,061

Other (expense) income:
Interest expense	(1,114)	(2,299)
Interest and investment income	3	221
Other income	2,100	402

Other income (expense)	989	(1,676)

Income from continuing operations before provision for income taxes	7,751	5,385
Provision for income taxes	3,094	2,034

Income from continuing operations	4,657	3,351
Discontinued operations:
Loss from discontinued operations (net of benefit for income taxes of $463)	--	(798)

Net income	$4,657	$2,553

Earnings (loss) per share - Basic:
Income from continuing operations	$0.07	$0.05
Loss from discontinued operations	--	(0.01)

Net income	$0.07	$0.04

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.07	$0.05
Loss from discontinued operations	--	(0.01)

Net income	$0.07	$0.04

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 28, 2002

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2003	June 28, 2002
Cash Flows From Operating Activities:
Net income	$4,657	$2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	--	798
Depreciation	3,153	2,874
Amortization of intangible assets	502	618
Amortization of debt issuance costs	222	281
Provision for doubtful accounts	1,277	722
Provision (benefit) for deferred income taxes	3,094	(937)
Provision for deferred compensation	256	216
Noncash compensation expense	6	--
Loss on sales of property and equipment	4	8
Changes in operating assets and liabilities:
Accounts receivable	(2,853)	(1,863)
Inventories	(10,958)	(3,315)
Prepaid expenses and other current assets	(121)	5,386
Other assets	(1,409)	(1,426)
Accounts payable	12,813	(583)
Accrued expenses and other liabilities	(3,911)	(1,726)
Net cash provided by discontinued operations	--	16,500

Net cash provided by operating activities	6,732	20,106

Cash Flows From Investing Activities:
Capital expenditures	(2,629)	(2,852)
Payment of transaction costs for sale of Imaging Business	(1,045)	--
Payments on noncompete agreements	(76)	(106)
Proceeds from sales of property and equipment	1	--
Net cash used in discontinued operations	--	(446)

Net cash used in investing activities	(3,749)	(3,404)

Cash Flows From Financing Activities:
Purchase of treasury stock	(5,643)	--
Net payments under the revolving line of credit	(405)	--
Proceeds from issuance of common stock	27	70

Net cash (used in) provided by financing activities	(6,021)	70

Net (decrease) increase in cash and cash equivalents	(3,038)	16,772
Cash and cash equivalents, beginning of period	19,171	53,574

Cash and cash equivalents, end of period	$16,133	$70,346

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND JUNE 28, 2002

(UNAUDITED)

(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.     BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 45 full-service distribution centers, which serve all 50 states throughout the United States of America. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States of America. The Physician Business currently operates 33 full-service distribution centers, 19 break-freight locations, and 3 strategic distribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America. The Elder Care Business currently operates 12 full-service distribution centers and 1 break-freight location serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a fourth operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations for the three months ended June 28, 2002 have been classified as discontinued operations. Refer to Note 9, Discontinued Operations, for a further discussion.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated accounts of PSS World Medical, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2004 presentation.

The consolidated balance sheet as of March 28, 2003 has been derived from the Company’s audited consolidated financial statements for the year ended March 28, 2003. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal year 2004 consists of 53 weeks or 258 selling days where as fiscal year 2003 consisted of 52 weeks or 253 selling days. As a result of the increase in selling days during fiscal year 2004, the Company changed the reporting of its quarter-end financial results to distribute the 5 additional selling days among all four quarters. During fiscal year 2004, the Company will report its quarter-end financial position, results of operations, and cash flows on the calendar month-end for those quarters in which physical inventories are not taken and on the Friday closest to month-end for those quarters in which physical inventories are taken. During fiscal year 2003, the Company reported its quarter-end financial position, results of operations, and cash flows on the Friday closest to June 30, September 30, and December 31. The three months ended June 30, 2003 and June 28, 2002 consist of 65 and 64 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year.

Recent Accounting Pronouncement

Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”), clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. This Interpretation will not have an effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

The FASB recently issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the second quarter. The Company does not currently have any financial instruments that are affected by this statement.

2.     EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below (share amounts in thousands, except per share data):

	Three Months Ended
	June 30, 2003	June 28, 2002
Income from continuing operations	$4,657	$3,351
Loss from discontinued operations	--	(798)

Net income	$4,657	$2,553

Earnings (loss) per share - Basic:
Income from continuing operations	$0.07	$0.05
Loss from discontinued operations	--	(0.01)

Net income	$0.07	$0.04

Earnings (loss) per share - Dilutive:
Income from continuing operations	$0.07	$0.05
Loss from discontinued operations	--	(0.01)

Net income	$0.07	$0.04

Weighted average shares outstanding:
Common shares	67,674	71,272
Assumed exercise of stock options	315	1,098
Assumed vesting of restricted stock	22	--

Diluted shares outstanding	68,011	72,370

The treasury stock method was used in calculating the assumed exercise of stock options. Options to purchase approximately 5,589 and 3,055 shares of common stock that were outstanding during the three months ended June 30, 2003 and June 28, 2002, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

On December 17, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the three months ended June 30, 2003, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share.

3.     COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus direct adjustments to shareholders’ equity. The following details the components of comprehensive income for the periods presented.

	Three Months Ended
	June 30, 2003	June 28, 2002
Net income	$4,657	$2,553
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap	(232)	--

Comprehensive income	$4,425	$2,553

4.     STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	June 30, 2003	June 28, 2002
Net income, as reported	$4,657	$2,553
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(547)	(392)

Pro forma net income	$4,110	$2,161

Earnings per share - Basic:
As reported	$0.07	$0.04
Pro forma	$0.06	$0.03
Earnings per share - Diluted:
As reported	$0.07	$0.04
Pro forma	$0.06	$0.03

5.     INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of June 30, 2003			As of March 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Noncompetition Agreements:
Physician Business	$3,752	$(2,877)	$875	$3,752	$(2,762)	$990
Elder Care Business	1,835	(1,060)	775	1,835	(949)	886
Corporate Shared Services	417	(70)	347	417	(34)	383

	6,004	(4,007)	1,997	6,004	(3,745)	2,259

Signing Bonuses:
Physician Business	1,798	(668)	1,130	1,690	(492)	1,198
Elder Care Business	250	(211)	39	250	(197)	53

	2,048	(879)	1,169	1,940	(689)	1,251

Other Intangibles:
Physician Business	2,463	(1,530)	933	2,463	(1,482)	981
Elder Care Business	1,429	(196)	1,233	1,429	(137)	1,292

	3,892	(1,726)	2,166	3,892	(1,619)	2,273

Total	$11,944	$(6,612)	$5,332	$11,836	$(6,053)	$5,783

Total amortization expense for intangible assets for the three months ended June 30, 2003 and June 28, 2002 was $502, and $618, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2004 (remaining 9 months)	$1,378
2005	1,385
2006	1,006
2007	755
2008	417
Thereafter	391

Total	$5,332

        The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	June 30, 2003	March 28, 2003

Noncompetition Agreements	7.0	7.0
Signing Bonuses	4.1	4.2
Other Intangibles	10.8	10.8

Total weighted-average period	7.8	7.8

        Future minimum payments required under noncompetition agreements at June 28, 2003 are as follows:

Fiscal Year:
2004 (remaining 9 months)	$428
2005	225
2006	36
2007	35
2008	28
Thereafter	114

Total	$866

6.     DEBT

Revolving Credit Agreement

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.00% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the original credit facility and future proceeds will be used to issue letters of credit and finance the ongoing working capital requirements of the Company. The Credit Facility matures on March 28, 2006. At June 28, 2003 and March 28, 2003, there was $82,595 and $83,000, respectively, outstanding under the revolving line of credit.

During the three months ended June 28, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on the 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market values of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At June 30, 2003, the Company recorded an unrealized loss, net of taxes, of $232 for the estimated fair value of the swap agreement in accumulated other comprehensive loss in the accompanying balance sheet.

7.     SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Basis of Presentation for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company’s business segments:

	Three Months Ended
	June 30, 2002	June 28, 2002
NET SALES:
Physician Business	$196,451	$183,189
Elder Care Business	112,839	103,593

Total net sales	$309,290	$286,782

INCOME FROM OPERATIONS:
Physician Business	$7,210	$5,521
Elder Care Business	4,156	3,823
Corporate Shared Services	(4,604)	(2,283)

Total income from operations	$6,762	$7,061

DEPRECIATION:
Physician Business	$2,368	$2,048
Elder Care Business	369	467
Corporate Shared Services	416	359

Total depreciation	$3,153	$2,874

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$283	$398
Elder Care Business	184	220
Corporate Shared Services	35	--

Total amortization of intangible assets	$502	$618

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$150	$49
Elder Care Business	1,127	673
Corporate Shared Services	--	--

Total provision for doubtful accounts	$1,277	$722

	Three Months Ended
	June 30, 2002	June 28, 2002
INTEREST EXPENSE:
Physician Business	$900	$974
Elder Care Business	1,175	1,232
Corporate Shared Services	(961)	93

Total interest expense	1,114	$2,299

PROVISION FOR INCOME TAXES:
Physician Business	2,584	$1,858
Elder Care Business	1,190	990
Corporate Shared Services	(680)	(814)

Total provision for income taxes	$3,094	$2,034

CAPITAL EXPENDITURES:
Physician Business	$1,138	$2,024
Elder Care Business	1,046	206
Corporate Shared Services	445	622

Total capital expenditures	$2,629	$2,852

	As of
	June 30, 2003	March 28, 2003
ASSETS:
Physician Business	$234,205	$228,435
Elder Care Business	164,360	157,458
Corporate Shared Services	81,218	85,970

Total assets	$479,783	$471,863

8.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company, through its Elder Care Business, its Physician Supply Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various Federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire and California, while Federal litigation is present in Washington, New Hampshire, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current and former officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed on or about May 28, 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated there under. The allegations were based upon a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analyst’s expectations. By order dated December 18, 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint on January 17, 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. The Company moved to dismiss the third amended complaint on February 14, 2003. By order dated May 21, 2003, the Court denied the defendants’ motion to dismiss. The Company filed an answer on June 17, 2003. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in ten related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” Following that consolidation, on March 22, 2002, lead plaintiffs served their amended class action complaint for violation of securities laws. After denial of their motion to dismiss the amended complaint, the Company and the other defendants served their answer to the amended complaint on August 12, 2002, and the parties are now engaged in discovery. The amended complaint named the Company along with certain present and former directors and officers. The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000. The amended complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, and seeks indeterminate damages. The plaintiffs allege that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted plaintiff’s motion for class certification on November 14, 2002. On December 10, 2002, the Court entered an order approving plaintiff’s method of notifying class members that a class has been certified and further set a schedule of dates for such notice. On December 10, 2002, the court also entered an order setting forth a schedule of dates for pre-trial procedures and trial. Pursuant to that order, a jury trial in the case is scheduled for the trial term commencing October 18, 2004. The Company believes that the allegations contained in the amended complaint are without merit and intends to defend vigorously against the claims. There can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division, Case Number 02-CV-854. The plaintiffs allege that the Company wrongfully classifies its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. A total of 63 plaintiffs are now parties to the action. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The Company is vigorously defending against the claims. Limited discovery is underway following a mediation on May 20, 2003, in preparation for a second mediation scheduled for mid-August 2003. However, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

9.     DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability.

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $4,343 for transaction costs. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company will provide certain reimbursable services to the Buyer for a period not to exceed one year. The costs incurred related to providing services under the transition services agreement are included in general and administrative expenses and the reimbursement for these expenses are included in other income in the accompanying statements of operations. During the three months ended June 30, 2003, the Company recognized approximately $1,854 of other income related to the transition services agreement.

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

        Net sales and total loss from discontinued operations of the Imaging Business are as follows:

Three Months Ended June 28, 2002
Net sales	$176,765

Loss from operations before benefit
for income taxes	(1,261)
Benefit for income taxes	463

Total loss from discontinued operations .	$(798)

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $830 during the three months ended June 28, 2002. Income taxes related to continuing operations have been calculated for the period presented. The difference between this amount and the total tax provision, as previously reported, has been allocated to discontinued operations.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. If the dispute is not resolved by discussion between the parties, it will be referred to an independent accounting firm of national reputation for binding resolution. The parties have been unable to resolve the dispute through negotiation. Pursuant to the terms of the Stock Purchase Agreement, the parties are now in the process of selecting the independent accountant who will serve as the arbitrator. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and ShareholdersPSS
World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of June 30, 2003, the related consolidated statements of operations and cash flows for the three-month periods ended June 30, 2003 and June 28, 2002. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of March 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 28, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Jacksonville, Florida
August 13, 2003

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 45 full-service distribution centers, which serve all 50 states throughout the United States of America. Since its inception in 1983, PSSI has become a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, acquisitions, and a culture of performance. During fiscal years 2000 through 2003, the Company has focused on business operations, growing through innovative solution-based marketing programs, maximizing its core distribution capability and efficiency, and improving management business processes.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

Historically, the Company conducted business under a fourth operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations have been classified as discontinued operations for all periods presented. Refer to Note 9, Discontinued Operations, in the accompanying financial statements for a further discussion.

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

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market continues to benefit from the increasing growth rate of the population of elderly Americans. As of December 31, 2002, the estimated growth rate for the physician and elder care markets was approximately 3.8% and 2.3%, respectively. The January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were age 85 years and older, the part of the population most in need of long-term care and elder care services. By the year 2040, that number is projected to more than triple to over 14 million. The population age 65 to 84 years is projected to more than double in the same time period. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing in hospitals to the alternate site, particularly physician offices, despite significantly lower pricing of hospital medical products. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more procedures in their offices. As a result of these market dynamics, the annual expenditures for healthcare services continues to increase in the United States of America. The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary, National Health Statistics Group, cited in its 2002 study, Trends and Indicators in the Changing Health Care Marketplace, that total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product. Health care spending is projected to reach $2.6 trillion in 2010, an estimated 16.8% of the gross domestic product, the benchmark measure for annual production of goods and services in the United States of America.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. During 1997, the Balanced Budget Act passed by Congress significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting spending levels and overall financial viability of these institutions. The Company has responded by tightening credit policies and increasing its allowance for doubtful accounts. While there have been recent announcements from Washington, DC of increases in Medicaid funding and reimbursement rates for long-term care facilities, there are no assurances that such relief will increase the level of spending of these institutions, or improve their overall financial condition.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment and give retroactive effect to the restatement of the Imaging Business as discontinued operations. All dollar amounts presented below are in thousands unless otherwise indicated.

	Three Months Ended
	June 30, 2003	June 28, 2002
Net Sales:
Physician Business	$196,451	$183,189
Elder Care Business	112,839	103,593

Total Company	$309,290	$286,782

Income from Operations:
Physician Business	$7,210	$5,521
Elder Care Business	4,156	3,823
Corporate Shared Services	(4,604)	(2,283)

Total Company	$6,762	$7,061

Days Sales Outstanding: (a)
Physician Business	41.7	44.4
Elder Care Business	51.1	50.8

Days On Hand: (b)
Physician Business	40.2	39.9
Elder Care Business	25.8	33.3

Days in Accounts Payable:(c)
Physician Business	43.1	44.3
Elder Care Business	31.5	32.5

Cash Conversion Days:(d)
Physician Business	38.8	40.0
Elder Care Business	45.4	51.6

Inventory Turnover:(e)
Physician Business	9.0x	9.0x
Elder Care Business	14.0x	10.8x

	Three Months Ended
	June 30, 2003	June 28, 2002
Cash Flow Information:
Net cash provided by operating activities	6,732	20,106
Net cash used in investing activities	(3,749)	(3,404)
Net cash (used in) provided by financing activities	(6,021)	70

	As of
	June 30, 2003	March 28, 2003
Net Debt:
Bank debt	$82,595	$83,000
Cash and cash equivalents	(16,133)	(19,171)

Net bank debt	$66,462	$63,829

Asset Management:
Operational working capital (f)	$143,226	$143,505
Working capital (g)	92,274	88,920

(a)	Da ys sales outstanding (“DSO”) is average accounts receivable divided by average net sales. Average accounts receivable is the sum of accounts receivable, net of allowance for doubtful accounts, at the beginning and ending of the first quarter divided by two. Average net sales is the sum of net sales for each of the three months in the first quarter divided by ninety.

(b)	Days on hand (“DOH”) is average inventory divided by average cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and ending of the first quarter divided by two. Average COGS is COGS for each of the three months in the first quarter divided by ninety.

(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average COGS. Average accounts payable is the sum of accounts payable at the beginning and ending of the first quarter divided by two.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.

(e)	Inventory turnover is 360 divided by DOH.

(f)	Operational working capital is the sum of accounts receivable and inventory, less accounts payable.

(g)	Working capital is current assets less current liabilities.

THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 28, 2002

NET SALES

	For the Three Months Ended
(dollars in millions)	June 30, 2003	June 28, 2002	Increase	Percent Change
Physician Business	$196.5	$183.2	$13.3	7.2%
Elder Care Business	112.8	103.6	9.2	8.9%

Total Company	$309.3	$286.8	$22.5	7.8%

The comparability of net sales quarter over quarter is impacted by the number of selling days in each quarter. The three months ended June 30, 2003 and June 28, 2002 consist of 65 and 64 selling days, respectively. The consolidated average daily net sales for the three months ended June 30, 2003 was $4.7 million compared to $4.5 million for the three months ended June 28, 2002. The Physician Business’ average daily net sales for the three months ended June 30, 2003 was $3.0 million compared to $2.9 million for the three months ended June 28, 2002. The Elder Care Business’ average daily net sales for the three months ended June 30, 2003 was $1.7 million compared to $1.6 million for the three months ended June 28, 2002.

Physician Business

The change in net sales is primarily attributable to (i) an increase in medical disposables sales of approximately $11.0 million, of which branded consumable and private label consumable sales increased $9.0 million and $2.0 million, respectively, (ii) an increase in pharmaceutical sales of approximately $3.6 million, (iii) an increase in equipment sales of approximately $0.9 million, offset by (iv) a decrease in immunoassay sales of approximately $2.0 million. Approximately $1.2 million of the decrease in immunoassay sales was related to the United States Food and Drug Administration recall of glycated hemoglobin in July 2002. Sales were positively impacted by the launch of the following revenue growth programs focused on consumables, equipment, and pharmaceuticals during the quarter ended June 30, 2003:

  The Rx Extreme program is the Physician Business’ comprehensive program offering pharmaceutical, vaccine and general injectibles products to office-based physicians in all 50 states. The term “Extreme” symbolizes the Physician Business’significant commitment to its customers to become the leading provider of these products and related services to the U.S. physician market. The Rx Extreme program was launched in June 2003.
  The Advantage Club is the Physician Business’ customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products. The Advantage Club program was launched in June 2003.
  The “Can Do” program is the Physician Business’ equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business. The “Can Do” program launched several new products during the three months ended June 30, 2003.

Elder Care Business

The change in net sales is attributable to an increase in sales to nursing home facilities and homecare providers of approximately $1.9 million and $3.3 million, respectively. In addition, housekeeping product sales increased approximately $4.0 million. Approximately $1.6 million of the $1.9 million growth in sales to nursing home facilities was to regional nursing home facilities. The overall growth in net sales is attributable to growth in the customer base, increased penetration into existing customer facilities, and the introduction of new product lines partially offset by the loss of revenues attributable to national chain customers divesting unprofitable nursing home facilities. This sales growth was achieved through the continued implementation of several innovative customer solutions including, ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), and Partners in Efficiency (“P.I.E.”).

ANSWERS is a marketing program that aligns improved business processes (“best practices”), typically in the ordering process of nursing home operations and purchasing, with efficient distribution activities of the Elder Care Business. The goal of the program is to produce savings for the customer, vendor, and distributor. In addition to reducing distribution costs by encouraging more efficient buying patterns, ANSWERS provides opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices. The ANSWERS HK marketing program solely promotes housekeeping supplies. P.I.E. is the Elder Care Business’ product program designed to reduce customers’ product procurement costs and drive operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.

GROSS PROFIT

Gross profit for the three months ended June 30, 2003 totaled $87.9 million, an increase of $7.0 million, or 8.7%, from gross profit of $80.9 million for the three months ended June 28, 2002. Gross profit as a percentage of net sales increased 20 basis points to 28.4% during the three months ended June 30, 2003 from 28.2% during the three months ended June 28, 2002. Gross profit was positively impacted by the overall growth in net sales discussed above. In addition, during the three months ended June 28, 2002, the Physician Business recorded a charge of approximately $1.1 million related to the termination of the Candela Corporation distribution agreement, which included the termination of manufacturer support, installation services, and warranty coverage.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 30, 2003		June 28, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$35.6	18.1%	$33.6	18.3%	$2.0
Elder Care Business	19.2	17.0%	17.6	17.0%	1.6
Corporate Shared Services	4.6	--	2.3	--	2.3

Total Company	$59.4	19.2%	$53.5	18.7%	$5.9

Physician Business

The overall growth in net sales discussed above increased general and administrative expenses. The following details the significant increases or decreases in various components of general and administrative expenses: (i) warehouse salary expenses increased approximately $0.6 million for two positions that were created at each full-service distribution center as a result of the centralization of the purchasing function and the consolidation of the distribution centers into larger facilities (“Rationalization Programs”), offset by the savings from closed centers, (ii) freight expenses increased approximately $0.6 million as a result of fuel surcharges and rate increases by third party providers and a temporary increase in the number of shipments between distribution centers as a result of the Rationalization Programs, (iii) depreciation expense increased approximately $0.3 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, (iv) employee benefits and insurance increased approximately $0.3 million as a result of increased medical claims quarter over quarter, (v) meeting expenses increased approximately $0.4 million as a result of the two regional sales meetings to launch the new sales growth programs; (vi) other general and administrative expenses decreased approximately $0.7 million which is discussed below under the caption Other General and Administrative Expenses, and (vii) salary expenses decreased approximately $0.6 million related to lower head count as a result of the Rationalization Programs.

Elder Care Business

The overall growth in net sales discussed above increased general and administrative expenses. The following details the significant increases or decreases in various components of general and administrative expenses: (i) warehouse expenses increased approximately $1.0 million due to increased fuel surcharge and rate increases from third party providers and (ii) bad debt expense increased approximately $0.5 million as a result of a customer filing for bankruptcy during the three months ended June 30, 2003.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in incentive compensation of approximately $0.8 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003 and (ii) an increase in business insurance expense of approximately $0.7 million due to rate increases on the corporate umbrella and director and officer policies, offset by (i) a decrease in other general and administrative expenses of $0.4 million which is discussed below and (ii) a decrease in the cost of the private data network of approximately $0.4 million as a result of reducing the number of service center locations and the conversion to a virtual private network across the internet.

The comparability of general and administrative expenses period over period is impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred in connection with providing certain services to the buyer under the transition services agreement. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), the Company is permitted to allocate corporate overhead expenses to discontinued operations that are directly attributable to the operations of the Imaging Business. EITF 87-24 specifically states that indirect expenses are not allocable to discontinued operations. During the three months ended June 28, 2002, the Company incurred approximately $2.8 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. However, the Company only allocated approximately $2.1 million of these expenses to discontinued operations, which represented direct overhead expenses for the period from March 30, 2002 to June 28, 2002. Subsequent to the sale of the Imaging Business, expenses continued to be incurred by the Company for services provided to Imaging Acquisition Corporation, a wholly owned subsidiary of Platinum Equity, LLC, under a transition services agreement and were no longer allocated to discontinued operations. These expenses are recorded as a component of general and administrative expenses and the reimbursement is recorded in other income in the accompanying statements of operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $1.1 million during fiscal year 2003 compared to the prior fiscal year. The following tables summarize other general and administrative expenses (in millions) by business segment:

	For the Three Months Ended June 30, 2003
	Physician Business	Elder Care Business	Corporate Overhead	Total
Restructuring costs and expenses	$0.4	$--	$--	$0.4
Accelerated depreciation	0.1	--	--	0.1
Reversal of operational tax charge	--	--	(0.1)	(0.1)
Rationalization expenses	0.5	--	--	0.5
Other	0.2	--	--	0.2

Total	$1.2	$--	$(0.1)	$1.1

	For the Three Months Ended June 28, 2002
	Physician Business	Elder Care Business	Corporate Overhead	Total
Restructuring costs and expenses	$0.7	$--	$--	$0.7
Merger costs and expenses	--	--	0.4	0.4
Accelerated depreciation	0.1	--	--	0.1
Reversal of operational tax charge	--	--	(0.1)	(0.1)
Rationalization expenses	1.0	--	--	1.0
Other	0.1	--	--	0.1

Total	$1.9	$--	$0.3	$2.2

Restructuring costs and expenses for the three months ended June 30, 2003 and June 28, 2003 primarily relate to charges recorded for the plans adopted by the Physician Business during the fourth quarter of fiscal year 2003 and the fourth quarter of fiscal year 2002. Management does not expect material charges related to these plans during the remainder of fiscal year 2004.

Merger costs and expenses for the three months ended June 28, 2002 include costs related to employee retention bonuses to retain certain officers and key employees that were fully paid during fiscal year 2003.

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

SELLING EXPENSES

	For the Three Months Ended
	June 30, 2003		June 28, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	of Net Sales	Increase

Physician Business	$18.4	9.4%	$17.3	9.5%	$1.1
Elder Care Business	3.3	2.9%	3.0	2.9%	0.3

Total Company	$21.7	7.0%	$20.3	7.1%	$1.4

Physician Business and Elder Care Business

The change in selling expenses is primarily attributable to an increase in commission expense due to the increased sales volume discussed above. Although net sales increased, selling expenses as a percentage of net sales remained relatively constant period to period. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

INCOME FROM OPERATIONS

	For the Three Months Ended
	June 30, 2003		June 28, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$7.2	3.7%	$5.5	3.0%	$1.7
Elder Care Business	4.2	3.7%	3.8	3.7%	0.4
Corporate Shared Services	(4.6)	--	(2.2)	--	(2.4)

Total Company	$6.8	2.2%	$7.1	2.5%	$(0.3)

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2003 totaled $1.1 million, a decrease of $1.2 million, or 51.5%, from interest expense of $2.3 million for the three months ended June 28, 2002. Interest expense allocated to discontinued operations was $0.8 million during the three months ended June 28, 2002. Excluding the effects of the allocation of interest expense to discontinued operations, interest expense decreased approximately $2.0 million. The retirement of the 8 ½% Senior Subordinated Notes (the “Notes”) during fiscal year 2003 decreased interest expense during the three months ended June 30, 2003 approximately $2.8 million. The overall decrease in interest expense was partially offset by an increase in interest expense of approximately $0.7 million due to an increase in the average daily balance outstanding under the revolving line of credit of $82.7 million period over period.

OTHER INCOME

Other income for the three months ended June 30, 2003 totaled $2.1 million, an increase of $1.7 million from other income of $0.4 million for the three months ended June 28, 2002. During the three months ended June 30, 2003, approximately $1.9 million of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The Company expects such transitional services to significantly decrease during the three months ended October 3, 2003. The increase in other income was offset by a decrease in the amount of customer finance charge income of approximately $0.2 million on the Physician Business’ customer accounts.

PROVISION FOR INCOME TAXES

Provision for income taxes was $3.1 million for the three months ended June 30, 2003, an increase of $1.1 million from the provision for income taxes of $2.0 million for the three months ended June 28, 2002. The effective income tax rate was approximately 39.9% and 37.8% for the three months ended June 30, 2003 and June 28, 2002, respectively. The provision for income taxes increased approximately $0.9 million as a result of an increase in income from continuing operations before provision for income taxes.

During fiscal year 2002, the Company was notified by the Internal Revenue Service that the income tax returns for fiscal years ended March 31, 2000 and March 30, 2001 would be examined. Fieldwork was completed during the first quarter of fiscal year 2004, with anticipated final audit results during fiscal year 2004. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $176.8 million for the three months ended June 28, 2002. The pretax loss from operations was $1.3 million for the three months ended June 28, 2002. The Imaging Business was sold on November 18, 2002.

NET INCOME

Net income for the three months ended June 30, 2003 totaled $4.7 million compared to net income of $2.6 million for the three months ended June 28, 2002. Net income for the three months ended June 28, 2002 included a charge of $0.8 million for the loss from discontinued operations. Otherwise, variances are due to the factors discussed above.

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

Cash Flows From Operating, Investing, and Financing Activities

Net cash provided by operating activities was $6.7 million and $20.1 million for the three months ended June 30, 2003 and June 28, 2002, respectively. During the three months ended June 30, 2003 and June 28, 2002, cash flows from operating activities were positively impacted by noncash items of $8.5 million and $4.6 million, respectively, primarily related to depreciation, amortization of intangible assets, amortization of debt issuance costs, provision for doubtful accounts, the net provision for deferred income taxes, and provision for deferred compensation. Cash flows from operating activities were negatively impacted by a net increase in operating assets and liabilities of $6.4 million and $3.5 million, during the three months ended June 30, 2003 and June 28, 2002, respectively, primarily due to investments to support revenue growth. The growth in inventory during the three months ended June 30, 2003 primarily resulted from purchases to support the Physician Business’ new marketing programs and to support the Elder Care Business’ investment in the housekeeping product line. During fiscal year 2003, the Company sold its Imaging Business and the cash flows generated from this business were approximately $16.5 million during the three months ended June 28, 2002. Furthermore, during the three months ended June 28, 2002, the Company received a refund of approximately $4.2 million for payments made for federal income taxes for the fiscal year ended 2002.

Net cash used in investing activities was $3.7 million and $3.4 million for the three months ended June 30, 2003 and June 28, 2002, respectively. During the three months ended June 30, 2003 and June 28, 2002, capital expenditures totaled $2.6 million and $2.9 million, respectively, which include expenditures related to the continued development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration of approximately $1.5 million and $1.0 million during the three months ended June 30, 2003 and June 28, 2002, respectively. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $0.5 million and $1.1 million during the three months ended June 30, 2003 and June 28, 2002, respectively. Approximately $1.0 million of transaction costs related to the sale of the Imaging Business were paid during the three months ended June 30, 2003.

Net cash used in financing activities was $6.0 million, and $0.1 million during the three months ended June 30, 2003 and June 28, 2002, respectively. During the three months ended June 30, 2003, the Company paid $5.6 million to repurchase approximately 1.0 million shares of the Company’s common stock at an average price of $5.92 per common share. On December 17, 2002, the Company’s Board of Directors authorized the purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise.

Revolving Credit Agreement

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.00% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the original credit facility and future proceeds will be used to issue letters of credit and finance the ongoing working capital requirements of the Company. The Credit Facility matures on March 28, 2006. At June 28, 2003 and March 28, 2003, there was $82.6 million and $83.0 million, respectively, outstanding under the revolving line of credit.

During the three months ended June 28, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on the 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market values of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No.133, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At June 30, 2003, the Company recorded an unrealized loss, net of taxes, of $232 for the estimated fair value of the swap agreement in accumulated other comprehensive loss in the accompanying balance sheet.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition agreements and employment agreements. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2004 (remaining 9 months)	2005	2006	2007	2008	Thereafter	Total

Revolving line of credit(a)	$82,595	$--	$--	$--	$--	$--	$82,595
Operating leases:
Operating	14,877	16,363	10,973	7,700	3,536	5,769	59,218
Restructuring	760	488	266	29	--	--	1,543
Noncompetition agreements	428	225	36	35	28	114	866
Employment agreements	--	162	--	--	--	--	162

Total	$98,660	$17,238	$11,275	$7,764	$3,564	$5,883	$144,384

(a)	The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the New Credit Facility does not expire until March 26, 2008. The Company is not obligated to repay the amount outstanding under the revolving line of credit during fiscal year 2004.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in its Form 10-K for the year ended March 28, 2003 filed on June 26, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Background and Basis of Presentation, for a discussion of recent accounting pronouncements and their impact on the Company’s financial condition and results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company, including its consolidated subsidiaries, as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Changes in internal controls. There has been no significant change in the Company’s internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to material affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 8, Commitments and Contingencies, of this Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the year ended on March 28, 2003.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
10.1*	1999 Broad-Based Employee Stock Plan.

10.2*	Amended and Restated Directors Stock Plan.

10.3*	Amended and Restated 1994 Long-Term Stock Plan.

10.4*	Shareholder Value Plan (Portions omitted pursuant to a request for confidential treatment -
Separately filed with the SEC).

10.5*	1999 Long-Term Incentive Plan.

10.6*	Third Amendment to the Amended and Restated Savings Plan.

10.7	Amendment No. 2 to Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger.

10.8*	Employment Agreement, dated as of July 10, 2003, by and between the Company and
David A. Smith.

15	Awareness Letter from KPMG LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

* Represents a management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K:

        The following current reports on Form 8-K were furnished during the quarter ended June 30, 2003:

Date of Report	Item Reported
May 22, 2003	Furnished to announce the Company's financial results for the quarter and fiscal year ended March 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 14, 2003.

PSS WORLD MEDICAL, INC

By: /s/ David_M. Bronson David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer