Form 10-Q
period 2003-10-03
PSS WORLD MEDICAL INC
filed 2003-11-13
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

[X] Yes [ ] No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 10, 2003 was 67,046,373 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

OCTOBER 3, 2003

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

PART I--FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2003 AND MARCH 28, 2003
(Dollars in Thousands, Except Share Data)

ASSETS

	October 3, 2003	March 28, 2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,612	$19,171
Accounts receivable, net	185,486	154,393
Inventories	96,633	79,747
Employee advances	47	90
Deferred tax assets	28,539	27,312
Prepaid expenses and other	12,855	16,277

Total current assets	333,172	296,990

Property and equipment, net	61,270	61,336
Other Assets:
Goodwill	67,614	61,128
Intangibles, net	9,911	5,783
Employee advances	--	62
Deferred tax assets	17,748	26,000
Other	23,981	20,564

Total assets	$513,696	$471,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$90,470	$90,635
Revolving line of credit	111,949	83,000
Accrued expenses	27,211	27,162
Other	8,811	7,273

Total current liabilities	238,441	208,070
Other noncurrent liabilities	22,637	18,607

Total liabilities	261,078	226,677

Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 67,028,150 and 67,870,561 shares issued and outstanding at October 3, 2003 and March 28, 2003, respectively	670	678
Additional paid-in capital	320,600	325,578
Accumulated deficit	(68,448)	(81,070)
Accumulated other comprehensive income	16	--
Unearned compensation	(220)	--

Total shareholders' equity	252,618	245,186

Total liabilities and shareholders' equity	$513,696	$471,863

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 3, 2003 AND SEPTEMBER 27, 2002
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net sales	$346,655	$289,116	$655,945	$575,898
Cost of goods sold	248,582	206,659	469,988	412,569

Gross profit	98,073	82,457	185,957	163,329
General and administrative expenses	60,284	56,463	119,717	109,935
Selling expenses	24,054	20,871	45,743	41,211

Income from operations	13,735	5,123	20,497	12,183

Other (expense) income:
Interest expense	(1,346)	(2,592)	(2,460)	(4,891)
Interest and investment income	152	176	155	397
Other income (expense)	1,143	(257)	3,243	145

	(51)	(2,673)	938	(4,349)

Income from continuing operations before provision
for income taxes	13,684	2,450	21,435	7,834
Provision for income taxes	5,395	869	8,489	2,903

Income from continuing operations	8,289	1,581	12,946	4,931

Discontinued operations:
Loss from discontinued operations (net of
benefit for income taxes of $745, and
$1,209, respectively)	--	(1,109)	--	(1,907)
Loss on disposal of discontinued operations
(net of benefit for income taxes of $206,
$34,654, $206, and $34,654, respectively)	(324)	(55,642)	(324)	(55,642)

Total loss from discontinued operations	(324)	(56,751)	(324)	(57,549)

Net income (loss)	$7,965	$(55,170)	$12,622	$(52,618)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.12	$0.02	$0.19	$0.07
Total loss from discontinued operations	0.00	(0.80)	0.00	(0.81)

Net income (loss)	$0.12	$(0.78)	$0.19	$(0.74)

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.12	$0.02	$0.19	$0.07
Total loss from discontinued operations	0.00	(0.79)	0.00	(0.80)

Net income (loss)	$0.12	$(0.77)	$0.19	$(0.73)

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 3, 2003 AND SEPTEMBER 27, 2002

(Unaudited) (Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	October 3, 2003	September 27, 2002
Operating Activities:
Net income (loss)	$12,622	$(52,618)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	324	57,549
Depreciation	6,310	5,827
Amortization of intangible assets	1,100	1,188
Amortization of debt issuance costs	505	983
Provision for doubtful accounts	3,350	1,712
Provision for notes receivable	--	2,939
Provision (benefit) for deferred income taxes	8,500	(1,518)
Provision for deferred compensation	426	422
Noncash compensation expense	(27)	--
Loss on sales of property and equipment	25	18
Changes in operating assets and liabilities:
Accounts receivable	(30,701)	(6,947)
Inventories	(15,548)	(4,690)
Prepaid expenses and other current assets	3,573	5,349
Other assets	(4,495)	(6,103)
Accounts payable	(2,367)	9,412
Accrued expenses and other liabilities	3,439	5,403
Net cash provided by discontinued operations	--	1,639

Net cash (used in) provided by operating activities	(12,964)	20,565

Investing Activities:
Payment for business combinations	(13,452)	(4,464)
Capital expenditures	(6,300)	(6,160)
Payment of transaction costs for sale of Imaging Business	(1,478)	--
Payments on noncompete agreements	(221)	(423)
Proceeds from sales of property and equipment	31	10
Net cash used in discontinued operations	--	(1,113)

Net cash used in investing activities	(21,420)	(12,150)

Financing Activities:
Net proceeds from the revolving line of credit	28,949	--
Proceeds from note receivable	1,190	--
Proceeds from issuance of common stock	329	200
Purchase of treasury stock	(5,643)	(9,518)
Repayment of Senior Subordinated Notes	--	(19,000)
Payment of premiums for retirement of Senior Subordinated Notes	--	(665)

Net cash provided by (used in) financing activities	24,825	(28,983)

Net decrease in cash and cash equivalents	(9,559)	(20,568)
Cash and cash equivalents, beginning of period	19,171	53,574

Cash and cash equivalents, end of period	$9,612	$33,006

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.	BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 46 full-service distribution centers, which serve all 50 states throughout the United States of America. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States of America. The Physician Business currently operates 33 full-service distribution centers, 19 break-freight locations, and 4 other strategic facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America. The Elder Care Business currently operates 13 full-service distribution centers and 1 break-freight location serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations for the three and six months ended September 27, 2002 have been classified as discontinued operations. Refer to Note 12, Discontinued Operations, for a further discussion.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PSS World Medical, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of March 28, 2003 has been derived from the Company’s audited consolidated financial statements for the year ended March 28, 2003. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal year 2004 consists of 53 weeks or 258 selling days whereas fiscal year 2003 consisted of 52 weeks or 253 selling days. As a result of the increase in selling days during fiscal year 2004, the Company changed the reporting of its quarter-end financial results to distribute the 5 additional selling days among all four quarters. During fiscal year 2004, the Company will report its quarter-end financial position, results of operations, and cash flows on the calendar month-end for those quarters in which physical inventories are not taken and on the Friday closest to month-end for those quarters in which physical inventories are taken. During fiscal year 2003, the Company reported its quarter-end financial position, results of operations, and cash flows on the Friday closest to June 30, September 30, and December 31. The following table summarizes the number of selling days in each period presented.

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Number of selling days	67	63	132	127

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2004 presentation. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on March 29, 2003, the first day of fiscal year 2004. As a result, the loss from the early extinguishment of the 8 ½% Senior Subordinated Notes (the “Notes”), which was reported as an extraordinary loss during fiscal year 2003, was reclassified to income from continuing operations. The premiums paid to retire the Notes early, the accelerated amortization of debt issuance costs, and the related income tax benefit were reclassified to other income (expense), interest expense, and provision for income taxes, respectively, in the consolidated statements of operations. The following tables summarize the impact of this reclassification.

	Three Months Ended September 27, 2002
	As Previously Reported	Reclassification	As Reported
Interest expense	$(2,167)	$(425)	$(2,592)
Other income (expense)	408	(665)	(257)
Provision for income taxes	1,293	(424)	869

	Six Months Ended September 27, 2002
	As Previously Reported	Reclassification	As Reported
Interest expense	$(4,466)	$(425)	$(4,891)
Other income (expense)	810	(665)	145
Provision for income taxes	3,327	(424)	2,903

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

There are two primary sources of revenue: the sale of consumable products and equipment. Revenue from the sale of consumable products is recognized when products are shipped or delivered. Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled and when installation and training are complete.

The Company’s customers have the right to return consumable products and equipment. Sales are reported net of returns. The Company maintains an allowance for potential product returns and records a provision for estimated product returns, which is based on historical experience as well as specific identification of significant returns, as a reduction to net sales.

Recent Accounting Pronouncements

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

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

In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Income from continuing operations	$8,289	$1,581	$12,946	$4,931
Total loss from discontinued operations
(net of benefit for income taxes of
$206, $35,399, $206, and $35,863)	(324)	(56,751)	(324)	(57,549)

Net income (loss)	$7,965	$(55,170)	$12,622	$(52,618)

Earnings (loss) per share - Basic:
Income from continuing operations
before extraordinary loss	$0.12	$0.02	$0.19	$0.07
Total loss from discontinued
operations	0.00	(0.80)	0.00	(0.81)

Net income (loss)	$0.12	$(0.78)	$0.19	$(0.74)

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.12	$0.02	$0.19	$0.07
Total loss from discontinued
operations	0.00	(0.79)	0.00	(0.80)

Net income (loss)	$0.12	$(0.77)	$0.19	$(0.73)

Weighted average shares outstanding:
Common shares	66,984	70,913	67,316	71,092
Assumed exercise of stock options	736	623	525	861
Assumed vesting of restricted stock .	2	--	23	--

Diluted shares outstanding	67,722	71,536	67,864	71,953

Diluted earnings per share assumes options to purchase shares of common stock have been exercised using the treasury stock method. The following table summarizes the options to purchase common stock that were outstanding and not included in the computation of diluted earnings per share for each of the periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

	Three Months Ended		Six Months Ended
(shares in millions)	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002

Out-of-the-money options outstanding	4.0	5.1	4.5	4.5

On December 17, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the six months ended October 3, 2003, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share. During the six months ended September 27, 2002, the Company repurchased approximately 1.3 million shares of common stock at an average price of $7.72 per common share under a separate share repurchase program that authorized the Company to repurchase up to a maximum of 5% or 3.6 million common shares, which was completed in December 2002.

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus direct adjustments to shareholders’ equity. The following details the components of comprehensive income (loss) for the periods presented.

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net income (loss)	$7,965	$(55,170)	$12,622	$(52,618)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	248	--	16	--

Comprehensive income (loss)	$8,213	$(55,170)	$12,638	$(52,618)

4.	STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has only adopted the disclosure requirements of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net income (loss), as reported	$7,965	$(55,170)	$12,622	$(52,618)
Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related
tax effects	(733)	(392)	(1,270)	(1,003)

Pro forma net income (loss)	$7,232	$(55,562)	$11,352	$(53,621)

Earnings per share - Basic:
As reported	$0.12	$(0.78)	$0.19	$(0.74)
Pro forma	$0.11	$(0.78)	$0.17	$(0.75)
Earnings per share - Diluted
As reported	$0.12	$(0.77)	$0.19	$(0.73)
Pro forma	$0.11	$(0.77)	$0.17	$(0.74)

5.	INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of October 3, 2003			As of March 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Noncompetition Agreements:
Physician Business	$3,517	$(2,750)	$767	$3,752	$(2,762)	$990
Elder Care Business	2,435	(1,096)	1,339	1,835	(949)	886
Corporate Shared Services	417	(104)	313	417	(34)	383

	6,369	(3,950)	2,419	6,004	(3,745)	2,259

Signing Bonuses:
Physician Business	2,182	(636)	1,546	1,690	(492)	1,198
Elder Care Business	50	(16)	34	250	(197)	53

	2,232	(652)	1,580	1,940	(689)	1,251

Other Intangibles:
Physician Business	2,463	(1,579)	884	2,463	(1,482)	981
Elder Care Business	5,329	(301)	5,028	1,429	(137)	1,292

	7,792	(1,880)	5,912	3,892	(1,619)	2,273

Total	$16,393	$(6,482)	$9,911	$11,836	$(6,053)	$5,783

Total amortization expense for intangible assets for the three months ended October 3, 2003 and September 27, 2002 was $599, and $570, respectively. Total amortization expense for intangible assets for the six months ended October 3, 2003 and September 27, 2002 was $1,100 and $1,188, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2004 (remaining 6 months)	$1,425
2005	2,590
2006	1,685
2007	990
2008	611
Thereafter	2,610

Total	$9,911

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	October 3, 2003	March 28, 2003

Noncompetition Agreements	6.6	7.0
Signing Bonuses	4.2	4.2
Other Intangibles	8.9	10.8

Total weighted-average period	7.4	7.8

Future minimum payments required under noncompetition agreements at October 3, 2003 are as follows:

Fiscal Year:
2004 (remaining 6 months)	$289
2005	219
2006	36
2007	35
2008	28
Thereafter	114

Total	$721

6.	REVOLVING LINE OF CREDIT

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.00% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the original credit facility and future proceeds will be used to issue letters of credit and finance the ongoing working capital requirements of the Company. The Credit Facility matures on March 28, 2006. At October 3, 2003 and March 28, 2003, there was $111,949 and $83,000, respectively, outstanding under the revolving line of credit.

During the three months ended June 28, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on the 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market values of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At October 3, 2003, the Company recorded an unrealized gain, net of taxes, of $16 for the estimated fair value of the swap agreement in accumulated other comprehensive income in the accompanying balance sheet.

7.	PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions (“SFAS 141”); accordingly, the operations of the acquired company have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

Fiscal Year 2004

On September 4, 2003, the Company acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The aggregate purchase price was $13,452. The Company obtained independent valuations of certain intangible assets; however, the allocation of the purchase price is subject to revision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$ 3,743
Inventory	1,339
Other current assets	915
Goodwill	6,486
Intangibles	4,600

Total assets acquired	17,083
Current liabilities	3,631

Net assets acquired	$13,452

The $6,486 of goodwill was assigned to the Elder Care Business and is expected to be nondeductible for tax purposes. Of the $4,600 of acquired intangible assets, $700 and $3,900 was assigned to noncompete agreements and customer relationships, respectively. The acquired intangible assets have a weighted-average useful life of approximately 6.2 years.

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

Accounts receivable	$1,230
Inventory	671
Goodwill	1,893
Intangibles	1,694

Total assets acquired	5,488
Current liabilities	1,024

Net assets acquired	$4,464

The $1,893 of goodwill was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Of the $1,694 of acquired intangible assets, $265, $538, and $891 was assigned to noncompete agreements, customer contracts, and customer relationships, respectively. The acquired intangible assets have a weighted-average useful life of approximately 5.6 years.

8.	GOODWILL

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the changes in the carrying value of goodwill for the six months ended October 3, 2003 are as follows:

	Physician Business	Elder Care Business	Total
Balance as of March 28, 2003	$9,788	$51,340	$61,128
Purchase business combination	--	6,486	6,486

Balance as of October 3, 2003	$9,788	$57,826	$67,614

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year.

9.	NOTE RECEIVABLES

At March 28, 2003, the Company had three note receivables (the “Loans”) outstanding from its former Chairman and Chief Executive Officer. The Loans, which bear interest at the applicable Federal rate for long-term obligations, were issued to the former Chairman and Chief Executive Officer in order to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt. One Loan is unsecured, one Loan is secured by common stock of the Company, and the other Loan is secured by a split-dollar life insurance policy. As part of the Company’s ongoing review of the realization of the Loans during fiscal year 2003, during the three months ended September 27, 2002, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. This allowance did not represent a forgiveness of debt.

On October 2, 2003 the Loan secured by common stock matured. As a result, the Company received a cash payment of $1,190, which consisted of principal and interest payments of $997 and $193, respectively.

10.	SEGMENT INFORMATION

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

Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002

NET SALES:
Physician Business	$225,349	$184,415	$421,800	$367,604
Elder Care Business	121,306	104,701	234,145	208,294

Total net sales	$346,655	$289,116	$655,945	$575,898

INCOME FROM OPERATIONS:
Physician Business	$12,198	$5,697	$19,408	$11,219
Elder Care Business	5,151	4,749	9,307	8,572
Corporate Shared Services	(3,614)	(5,323)	(8,218)	(7,608)

Total income from operations	$13,735	$5,123	$20,497	$12,183

DEPRECIATION:
Physician Business	$2,337	$2,191	$4,705	$4,240
Elder Care Business	382	392	750	858
Corporate Shared Services	439	369	855	729

Total depreciation	$3,158	$2,952	$6,310	$5,827

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$317	$434	$599	$832
Elder Care Business	247	136	432	356
Corporate Shared Services	35	--	69	--

Total amortization of intangible assets	$599	$570	$1,100	$1,188

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$563	$402	$713	$451
Elder Care Business	1,510	588	2,637	1,261

Total provision for doubtful accounts	$2,073	$990	$3,350	$1,712

INTEREST EXPENSE:
Physician Business	$993	$996	$1,893	$1,970
Elder Care Business	1,319	1,226	2,495	2,458
Corporate Shared Services	(966)	370	(1,928)	463

Total interest expense	$1,346	$2,592	$2,460	$4,891

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$4,488	$1,972	$7,072	$3,829
Elder Care Business	1,494	1,389	2,684	2,379
Corporate Shared Services	(587)	(2,492)	(1,267)	(3,305)

Total provision for income taxes	$5,395	$869	$8,489	$2,903

CAPITAL EXPENDITURES:
Physician Business	$1,615	$2,843	$2,753	$4,867
Elder Care Business	1,322	107	2,368	313
Corporate Shared Services	734	358	1,179	980

Total capital expenditures	$3,671	$3,308	$6,300	$6,160

	As of
	October 3, 2003	March 28, 2003
ASSETS:
Physician Business	$254,763	$228,435
Elder Care Business	185,953	157,458
Corporate Shared Services	72,980	85,970

Total assets	$513,696	$471,863

11.	COMMITMENTS AND CONTINGENCIES

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

The Company and certain of its current and former officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Exchange Act, and Rule 10b-5 promulgated there under. The allegations were based upon a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. By order dated December 18, 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. The Court will conduct a hearing on class certification on December 5, 2003. Mediation is to occur during the week of June 15, 2004. The case is set for trial in April 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division, Case Number 02-CV-854. The plaintiffs allege that the Company wrongfully classifies its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders. The California state law claims apply to only 11 of the plaintiffs. The plaintiffs seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. Following a series of amended complaints, a total of 57 plaintiffs are now parties to the action. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. Limited discovery is underway following mediation on May 20, 2003. The Court has approved a “two-tiered” approach to discovery in the case. There will be a “first trial” on claims of 13 of the plaintiffs. These plaintiffs are from each of the three challenged categories. The trial of these “first trial” plaintiffs is scheduled for June 2004. The results of that trial will be binding on the 13 plaintiffs. Following that trial, the claims of the remaining plaintiffs will be mediated. If those claims are not settled the claims of the remaining plaintiffs will proceed through discovery and ultimately trial. The Company is vigorously defending against the claims; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from two to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from one to three years.

On September 2, 2003, the Elder Care Business entered into an exclusive distribution agreement with a strategic vendor. Under the agreement, the Elder Care Business is required to purchase a minimum of $7,000 of product by September 30, 2004. For each one-year period thereafter through September 2008, the purchases shall not be less than the sum of $7,000 plus 7.0% compounded annually.

12.	DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability.

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $4,343 for transaction costs. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company will provide certain reimbursable services to the Buyer for a period not to exceed one year. The costs incurred related to providing services under the transition services agreement are included in general and administrative expenses and the reimbursement for these expenses are included in other income in the accompanying statements of operations. During the three and six months ended October 3, 2003, the Company recognized approximately $895 and $2,750, respectively, of other income related to the transition services agreement.

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

Net sales and total loss from discontinued operations of the Imaging Business are as follows:

	Three Months Ended September 27, 2002	Six Months Ended September 27, 2002
Net sales	$175,704	$352,469
Pretax loss from operations	(1,854)	(3,116)
Pretax loss on disposal of
discontinued operations	(90,296)	(90,296)
Benefit (provision) for income taxes	35,399	35,863

Total loss from discontinued operations	$(56,751)	$(57,549)

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $873 and $1,703 during the three and six months ended September 27, 2002, respectively. The provision for income taxes related to continuing operations has been calculated for the periods presented. The difference between this amount and the total provision for income taxes, as previously reported, has been allocated to discontinued operations.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter has been referred to an independent accounting firm of national reputation for arbitration. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

13.	SUBSEQUENT EVENT

On October 31, 2003, the Company acquired certain assets and assumed certain liabilities of ProClaim, Inc. (“ProClaim”), a Franklin, Tennessee-based business service company providing ancillary billing services to the long-term care industry. ProClaim provides services to more than 750 skilled nursing facilities in 46 states. The acquisition will be accounted for under the purchase method of accounting in accordance with SFAS 141; accordingly, the operations of the acquired company will be included in the Company’s results of operations subsequent to the date of acquisition.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and ShareholdersPSS
World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of October 3, 2003 and the related consolidated statements of operations and cash flows for the three- and six- month periods ended October 3, 2003. These consolidated financial statements are the responsibility of the Company’s management.

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
November 7, 2003

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

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations have been classified as discontinued operations for all periods presented. Refer to Note 12, Discontinued Operations, in the accompanying financial statements for a further discussion.

THE INDUSTRY

According to industry estimates, the medical supply and equipment segment of the healthcare industry in the United States of America represents an approximate $34 billion market. This market is comprised of medical products and equipment that are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s primary focus is the distribution of medical products and equipment to physician offices, long-term care and assisted living facilities, and home healthcare providers, which represents an approximate $10 billion market.

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing in hospitals to the alternate site, particularly physician offices, despite significantly lower pricing of hospital medical products. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder care market continues to benefit from the increasing growth rate of the population of elderly Americans. The January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were age 85 years and older, the part of the population most in need of long-term care and elder care services. By the year 2040, that number is projected to more than triple to over 14 million. The population age 65 to 84 years is projected to more than double in the same time period. As of December 31, 2002, the estimated growth rate for the physician and elder care markets was approximately 3.8% and 2.3%, respectively.

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

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. During 1997, the Balanced Budget Act passed by Congress significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting spending levels and overall financial viability of these institutions. The Company has responded by tightening credit policies and increasing its allowance for doubtful accounts. While there have been recent announcements from Washington, DC of increases in Medicaid funding and reimbursement rates for long-term care facilities, there can be no assurances that such relief will increase the level of spending of these institutions, or improve their overall financial condition.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment and give retroactive effect to the restatement of the Imaging Business as discontinued operations. All dollar amounts presented below are in thousands unless otherwise indicated.

	Three Months Ended				Six Months Ended
	October 3, 2003		September 27, 2002		October 3, 2003	September 27, 2002
Net Sales:
Physician Business	$225,349		$184,415		$421,800	$367,604
Elder Care Business	121,306		104,701		234,145	208,294

Total Company	$346,655		$289,116		$655,945	$575,898

Income from Operations:
Physician Business	$12,198		$5,697		$19,408	$11,219
Elder Care Business	5,151		4,749		9,307	8,572
Corporate Shared Services	(3,614)		(5,323)		(8,218)	(7,608)

Total Company	$13,735		$5,123		$20,497	$12,183

Days Sales Outstanding:(a)
Physician Business	40.3		44.5
Elder Care Business	51.8		52.4

Days On Hand:(b)
Physician Business	38.3		42.0
Elder Care Business	26.4		32.6

Days in Accounts Payable:(c)
Physician Business	38.8		44.8
Elder Care Business	26.4		34.0

Cash Conversion Days:(d)
Physician Business	39.8		41.7
Elder Care Business	51.8		51.0

Inventory Turnover:(e)
Physician Business	9.4	x	8.6	x
Elder Care Business	13.6	x	11.0	x

	Three Months Ended		Six Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Cash Flow Information:
Net cash (used in) provided by
operating activities	(19,696)	459	(12,964)	20,565
Net cash used in investing
activities	(17,671)	(8,746)	(21,420)	(12,150)
Net cash provided by (used in)
financing activities	30,846	(29,053)	24,825	(28,983)

	As of
	October 3, 2003	March 28, 2003
Net Debt:
Bank debt	$111,949	$83,000
Cash and cash equivalents	(9,612)	(19,171)

Net bank debt	$102,337	$63,829

Asset Management:
Operational working capital (f)	$191,649	$143,505
Working capital (g)	94,731	88,920

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average net sales. Average accounts receivable is the sum of accounts receivable, net of allowance for doubtful accounts, at the beginning and ending of the second quarter divided by two. Average net sales is the sum of net sales for each of the three months in the second quarter divided by ninety.

(b)	Days on hand (“DOH”) is average inventory divided by average cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and ending of the second quarter divided by two. Average COGS is COGS for each of the three months in the second quarter divided by ninety.

(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average COGS. Average accounts payable is the sum of accounts payable at the beginning and ending of the second quarter divided by two.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.

(e)	Inventory turnover is 360 divided by DOH.

(f)	Operational working capital is the sum of accounts receivable and inventory, less accounts payable.

(g)	Working capital is current assets less current liabilities.

THREE MONTHS ENDED OCTOBER 3, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 27, 2002

NET SALES

	For the Three Months Ended
(dollars in millions)	October 3, 2003	September 27, 2002	Increase	Percent Change
Physician Business	$225.4	$184.4	$41.0	22.2%
Elder Care Business	121.3	104.7	16.6	15.9%

Total Company	$346.7	$289.1	$57.6	19.9%

The comparability of net sales quarter over quarter was impacted by the number of selling days in each quarter. The three months ended October 3, 2003 and September 27, 2002 consisted of 67 and 63 selling days, respectively. The following table summarizes the impact of the number of selling days on net sales quarter over quarter.

	Average Daily Net Sales
(dollars in millions)	October 3, 2003	September 27, 2002	Increase	Percent Change
Physician Business	$3.4	$2.9	$0.5	14.9%
Elder Care Business	1.8	1.7	0.1	8.9%

Total Company	$5.2	$4.6	$0.6	12.7%

Physician Business

The change in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $19.0 million, (ii) an increase in private label consumable product sales of approximately $2.9 million, (iii) an increase in pharmaceutical sales of approximately $12.2 million, of which approximately $3.4 million was attributable to seasonal flu vaccine sales, and (iv) an increase in equipment sales of approximately $7.0 million. Net sales continued to be positively impacted by the following revenue growth programs focused on consumable products, pharmaceuticals, and equipment.

  Advantage Club is the Physician Business' customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products. Advantage Club was launched in June 2003.

  Rx Extreme is the Physician Business' comprehensive program offering pharmaceutical, vaccine and general injectibles products to office-based physicians in all 50 states. The term "Extreme" symbolizes the Physician Business' significant commitment to its customers to become the leading provider of these products and related services to the U.S. physician market. Rx Extreme was launched in June 2003.

  Can-Do is the Physician Business' equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

Elder Care Business

During the three months ended October 3, 2003, net sales to nursing home facilities increased $6.6 million, of which approximately $4.4 million was attributable to regional nursing home facilities. In addition, net sales to homecare providers increased $6.8 million, while housekeeping product sales increased approximately $1.1 million. This growth in net sales resulted from new customers, increased penetration in existing customer facilities, and the introduction of new product lines. However, the growth was partially offset by the loss of revenues attributable to national chain customers divesting unprofitable nursing home facilities and the loss of Integrated Health Services, Inc. (“IHS”), a national chain customer. The net sales growth was achieved through the continued implementation of the following innovative customer solutions:

  ANSWERS and ANSWERS Housekeeping (“ANSWERS HK”) are marketing programs that align improved business processes typically in the ordering process of nursing home operations and purchasing, with efficient distribution activities of the Elder Care Business. The goals of the programs are to produce savings for the customer, vendor, and distributor. In addition to reducing distribution costs by encouraging more efficient buying patterns, ANSWERS and ANSWERS HK provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices.

  Partners in Efficiency (“P.I.E.”) is a product program designed to reduce customers' product procurement costs and drive operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.

  Fast Accurate Supply Technology (“F.A.S.T”) is an ordering, bar-code scanning, inventory management system that utilizes a Palm Pilot-based operating platform.

In addition, on September 4, 2003, the Company acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor, which positively impacted net sales. The acquired company provided approximately $2.0 million of additional net sales during the three months ended October 3, 2003.

During the three months ended October 3, 2003, the Company signed an exclusive distribution agreement with Graham Field Health Products, Inc. (“Graham Field”) to market durable medical equipment (“DME”) to the long-term care, assisted living, and home care markets. Management expects to begin selling DME equipment under this agreement beginning in the third quarter of fiscal year 2004.

GROSS PROFIT

Gross profit for the three months ended October 3, 2003 totaled $98.1 million, an increase of $15.6 million, or 18.9%, from gross profit of $82.5 million for the three months ended September 27, 2002. Gross profit as a percentage of net sales decreased 20 basis points to 28.3% during the three months ended October 3, 2003 from 28.5% during the three months ended September 27, 2002. Gross profit increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales slightly decreased as a result of the increased sales volume of pharmaceutical products and equipment in the Physician Business, which generate lower gross profit. In addition, gross profit was positively impacted by higher discounts earned due to increased volume purchasing as a result of centralizing the purchasing function.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	October 3, 2003		September 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$36.5	16.2%	$33.6	18.2%	$2.9
Elder Care Business	20.2	16.7%	17.5	16.8%	2.7
Corporate Shared Services	3.6	--	5.4	--	(1.8)

Total Company	$60.3	17.4%	$56.5	19.5%	$3.8

Physician Business

General and administrative expenses decreased 2.0% as a percentage of net sales quarter over quarter. This decrease in percentage is attributable to leveraging the net sales growth associated with various fixed costs and the benefit of cost savings as a result of completing the Rationalization Programs. Warehouse expenses increased $1.1 million period over period while warehouse expense as a percent of net sales decreased. This decrease is a result of a reduction in the Company’s delivery fleet and optimization of shipments between branches, offset by an increase in salary expenses for two positions that were created as a result of the centralization of the purchasing function and the consolidation of the distribution centers. The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) incentive compensation increased approximately $0.5 million as a result of improved branch profitability, (ii) employee benefits and insurance increased approximately $0.5 million as a result of increased medical claims quarter over quarter, (iii) other general and administrative expenses decreased approximately $0.7 million which is discussed below under the caption Other General and Administrative Expenses, and (iv) salary expenses decreased approximately $0.6 million related to lower head count as a result of the Rationalization Programs and the centralization of the accounts payable function to corporate headquarters in Jacksonville, Florida, offset by general wage increases.

Elder Care Business

General and administrative expenses as a percentage of net sales remained relatively constant quarter over quarter. Warehouse expenses increased $0.8 million period over period while warehouse expense as a percent of net sales decreased. This decrease is a result of leveraging the net sales growth across the fixed payroll costs for warehouse personnel and delivery costs. The following details other significant dollar increases in various components of general and administrative expenses: (i) the provision for bad debt expense increased approximately $0.9 million primarily due to an increase in the overall accounts receivable base of approximately $10.0 million resulting from the net sales growth discussed above and an increase in past due amounts, and (ii) salary expense increased approximately $0.3 million for general wage increases and additional employees as a result of the long-term care distributor acquisition on September 4, 2003.

Corporate Shared Services

The decrease in general and administrative expenses is primarily attributable to (i) a decrease in other general and administrative expenses of approximately $4.5 million which is discussed below under the caption Other General and Administrative Expenses, (ii) a decrease in the cost of the private data network of approximately $0.3 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission, offset by (iii) an increase in incentive compensation of approximately $0.5 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003, (iv) an increase in legal and professional fees of approximately $0.6 million, and (v) an increase in franchise tax expense of approximately $0.5 million.

The comparability of general and administrative expenses period over period is impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred in connection with providing certain services to the buyer under the transition services agreement. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), the Company is permitted to allocate corporate overhead expenses to discontinued operations that are directly attributable to the operations of the Imaging Business. EITF 87-24 specifically states that indirect expenses are not allocable to discontinued operations. During the three months ended September 27, 2002, the Company incurred approximately $2.8 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. However, the Company only allocated approximately $2.1 million of these expenses to discontinued operations, which represented direct overhead expenses for the period from June 29, 2002 to September 27, 2002. Subsequent to the sale of the Imaging Business, expenses continued to be incurred by the Company for services provided to the buyer under a transition services agreement and were no longer allocated to discontinued operations. These expenses are recorded as a component of general and administrative expenses and the reimbursement is recorded in other income in the accompanying statements of operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $5.2 million during the three months ended October 3, 2003 compared to the same period in the prior fiscal year. The following tables summarize other general and administrative expenses (in millions) by business segment:

	Three Months Ended October 3, 2003
	Physician Business	Corporate Shared Services	Total

Reversal of operational tax charge	$--	$(1.3)	$(1.3)
Rationalization expenses	0.1	--	0.1

Total	$0.1	$(1.3)	$(1.2)

	Three Months Ended September 27, 2002
	Physician Business	Corporate Shared Services	Total

Restructuring costs and expenses	$(0.2)	$--	$(0.2)
Merger costs and expenses	--	0.4	0.4
Reversal of operational tax charge	--	(0.1)	(0.1)
Rationalization expenses	0.8	--	0.8
Other	0.2	2.9	3.1

Total	$0.8	$3.2	$4.0

The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, unclaimed property, and property tax payments that were not remitted on a timely basis to taxing authorities. These charges related to periods prior to the acquisition of Gulf South Medical Supply, Inc. in March, 1998. The Company reviewed all available information, including tax exemption notices received, and recorded charges to general and administrative expenses during the period in which the tax noncompliance issues arose. On a quarterly basis, management performs an analysis of the estimated remaining exposure and records adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information. During the three months ended October 3, 2003 and September 27, 2002, the Company reversed $1.3 million and $0.1 million of the previously recorded operating tax charge reserve, respectively. At October 3, 2003, there was no remaining balance in the reserve.

Rationalization expenses are costs incurred as a result of the conversion to the new ERP system, the centralization of the purchasing function, and a restructuring plan that was adopted during the fourth quarter of fiscal year 2002.

Restructuring costs and expenses for the three months ended September 27, 2002 primarily relate to charges recorded for the plans adopted by the Physician Business during the fourth quarter of fiscal year 2002. During the three months ended September 27, 2002, the Physician Business recorded charges of $0.5 million. In addition, during the quarter, management re-evaluated its estimates for previously adopted plans and reversed approximately $0.7 million of previously recorded charges.

During the three months ended September 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable from the Company’s former Chairman and Chief Executive Officer. This allowance did not represent a forgiveness of debt.

SELLING EXPENSES

	For the Three Months Ended
	October 3, 2003		September 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$20.1	8.9%	$17.8	9.7%	$2.3
Elder Care Business	3.9	3.2%	3.1	2.9%	0.8

Total Company	$24.0	6.9%	$20.9	7.2%	$3.1

Physician Business and Elder Care Business

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The Physician Business’ selling expenses as a percentage of net sales decreased 80 basis points due to a decrease in gross profit as a percentage of net sales resulting from an increased sales volume of pharmaceutical products and equipment, which generate lower gross profit. The Elder Care Business’ selling expenses as a percentage of net sales increased 30 basis points due to the addition of sales representatives and regional account executives who receive guaranteed salaries and the launch of commission promotion programs to support the sales initiatives discussed above.

INCOME FROM OPERATIONS

	For the Three Months Ended
	October 3, 2003		September 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$12.2	5.4%	$5.7	3.1%	$6.5
Elder Care Business	5.1	4.2%	4.7	4.5%	0.4
Corporate Shared Services	(3.6)	--	(5.3)	--	1.7

Total Company	$13.7	4.0%	$5.1	1.8%	$8.6

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended October 3, 2003 totaled $1.3 million, a decrease of $1.3 million, or 48.1%, from interest expense of $2.6 million for the three months ended September 27, 2002. In accordance with EITF 87-24, a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. Interest expense allocated to discontinued operations was $0.9 million during the three months ended September 27, 2002. In addition, interest expense for the three months ended September 27, 2002 includes $0.4 million of accelerated amortization of debt issuance costs related to retiring $19.0 million of the 8 ½% Senior Subordinated Notes (the “Notes”). Excluding the effects of the allocation of interest expense to discontinued operations and the accelerated amortization of debt issuance costs, interest expense decreased approximately $1.8 million due to a lower average total debt outstanding and a general reduction in interest rates as a result of refinancing the Notes. The average interest rate for the three months ended October 3, 2003 was approximately 5.5% compared to 9.0% for the three months ended September 27, 2002.

OTHER INCOME (EXPENSE)

Other income for the three months ended October 3, 2003 totaled $1.1 million, an increase of $1.4 million from other expense of $0.3 million for the three months ended September 27, 2002. During the three months ended October 3, 2003, approximately $0.9 million of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The Company expects such transitional services to decrease during the third quarter of fiscal year 2004. Other expense for the three months ended September 27, 2002 includes $0.7 million of redemption premiums that were paid as a result of the early extinguishment of the Notes.

PROVISION FOR INCOME TAXES

Provision for income taxes was $5.4 million for the three months ended October 3, 2003, an increase of $4.5 million from the provision for income taxes of $0.9 million for the three months ended September 27, 2002. The effective income tax rate was approximately 39.4% and 35.5% for the three months ended October 3, 2003 and September 27, 2002, respectively. The increase in the effective rate is primarily attributable to the expected increase in annual income from continuing operations before provision for income taxes. The provision for income taxes increased approximately $4.4 million as a result of an increase in income from continuing operations before provision for income taxes. The provision for income taxes for the three months ended September 27, 2002 is net of a benefit of approximately $0.4 million related to the loss on extinguishment of the Notes of $1.1 million.

During fiscal year 2002, the Internal Revenue Service (“IRS”) notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended October 3, 2003, fieldwork was completed and the Company received the IRS’s report related to the fiscal years ended March 31, 2000 and March 30, 2001. The Company intends to appeal certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $175.7 million for the three months ended September 27, 2002. The pretax loss from operations was $1.9 million for the three months ended September 27, 2002. An estimated pretax loss on disposal of approximately $90.3 million was recorded during the three months ended September 27, 2002, the period in which management adopted a formal plan to dispose of the Imaging Business. The Imaging Business was sold on November 18, 2002.

The Company recorded a $35.4 million income tax benefit related to the operations and disposal of the Imaging Business during the three months ended September 27, 2002. As a result of the sale of the Imaging Business, the Company recorded a total deferred tax asset of approximately $56.5 million, which represents the tax effect of the anticipated income tax net operating loss (“NOL”) generated from the transaction. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

During the three months ended October 3, 2003, the Company recorded a charge of approximately $0.3 million, net of a benefit of income taxes of $0.2 million, for additional legal and professional fees associated with the arbitration proceedings. (Refer to Note 12, Discontinued Operations.)

NET INCOME

Net income for the three months ended October 3, 2003 totaled $8.0 million compared to a net loss of $55.2 million for the three months ended September 27, 2002. The net loss for the three months ended September 27, 2002 included a charge of $56.8 million for the loss from discontinued operations. Otherwise, variances are due to the factors discussed above.

SIX MONTHS ENDED OCTOBER 3, 2003 VERSUS SIX MONTHS ENDED SEPTEMBER 27, 2002

NET SALES

	For the Six Months Ended
(dollars in millions)	October 3, 2003	September 27, 2002	Increase	Percent Change

Physician Business	$421.8	$367.6	$54.2	14.7%
Elder Care Business	234.1	208.3	25.8	12.4%

Total Company	$655.9	$575.9	$80.0	13.9%

The comparability of net sales period over period was impacted by the number of selling days in each period. The six months ended October 3, 2003 and September 27, 2002 consisted of 132 and 127 selling days, respectively. The following table summarizes the impact of the number of selling days on net sales period over period.

	For the Six Months Ended
(dollars in millions)	October 3, 2003	September 27, 2002	Increase	Percent Change

Physician Business	$3.2	$2.9	$0.3	10.4%
Elder Care Business	1.8	1.6	0.2	8.2%

Total Company	$5.0	$4.5	$0.5	9.6%

Physician Business

The change in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $28.1 million, (ii) an increase in private label consumable sales of approximately $5.0 million, (ii) an increase in pharmaceutical sales of approximately $15.8 million, of which approximately $3.4 million was attributable to seasonal flu vaccine sales, (iii) an increase in equipment sales of approximately $7.8 million, offset by (iv) a decrease in immunoassay sales of approximately $2.2 million, of which approximately $1.2 million was related to the United States Food and Drug Administration recall of glycated hemoglobin in July 2002. Net sales continued to be positively impacted by the launch of the revenue growth programs during June 2003, which were discussed in the three-month net sales discussion above.

Elder Care Business

During the six months ended October 3, 2003, net sales to nursing home facilities increased approximately $10.8 million, of which approximately $7.6 million was attributable to regional nursing home facilities. In addition, net sales to homecare providers increased approximately $10.1 million, while housekeeping product sales increased approximately $2.9 million. This growth in net sales resulted from new customers, increased penetration in existing customer facilities, and the introduction of new product lines. However, the growth was partially offset by the loss of revenues attributable to national chain customers divesting unprofitable nursing home facilities and the loss of IHS. This sales growth was achieved through the continued implementation of the innovative customer solutions discussed in the three-month net sales discussion above.

In addition, on September 4, 2003, the Company acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor, which positively impacted net sales. The acquired company provided approximately $2.0 million of additional net sales during the six months ended October 3, 2003. Furthermore, on September 16, 2002, the Company acquired a long-term care medical supply distributor, which contributed to an increase in net sales of approximately $4.5 million period over period.

GROSS PROFIT

Gross profit for the six months ended October 3, 2003 totaled $186.0 million, an increase of $22.7 million, or 13.9%, from gross profit of $163.3 million for the six months ended September 27, 2002. Gross profit as a percentage of net sales decreased 10 basis points to 28.3% during the six months ended October 3, 2003 from 28.4% during the six months ended September 27, 2002. Gross profit increased primarily due to the growth in net sales discussed above and gross profit as a percentage of net sales remained relatively constant period over period. Gross profit during the six months ended October 3, 2003 was positively impacted by higher discounts earned due to increased volume purchasing as a result of centralizing the purchasing function. Gross profit during the six months ended September 27, 2002 was negatively impacted by a charge of approximately $1.4 million recorded by the Physician Business to terminate the Candela Corporation distribution agreement. Gross profit as a percentage of net sales may decrease during the remainder of fiscal year 2004 due to an expected increased sales volume of pharmaceutical products and equipment in the Physician Business, which generate lower gross profit.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Six Months Ended
	October 3, 2003		September 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$72.1	17.1%	$67.2	18.3%	$4.9
Elder Care Business	39.4	16.8%	35.1	16.9%	4.3
Corporate Shared Services	8.2	--	7.6	--	0.6

Total Company	$119.7	18.3%	$109.9	19.1%	$9.8

Physician Business

General and administrative expenses decreased 1.2% as a percentage of net sales period over period. This decrease in percentage is attributable to leveraging the net sales growth associated with various fixed costs and the benefit of cost savings as a result of completing the Rationalization Programs. Warehouse expenses increased $2.4 million period over period while warehouse expense as a percent of net sales decreased. This decrease is a result of a reduction in the Company’s delivery fleet and optimization of shipments between branches, offset by an increase in salary expenses for two positions that were created as a result of the centralization of the purchasing function and the consolidation of the distribution centers. The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) depreciation expense increased approximately $0.5 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, (ii) incentive compensation increased approximately $0.6 million as a result of improved branch profitability, (iii) employee benefits and insurance increased approximately $0.8 million as a result of increased medical claims quarter over quarter, (iv) meeting expenses increased approximately $1.0 million primarily as a result of the two regional sales meetings held to launch the new sales growth programs, offset by (v) a decrease in other general and administrative expenses of approximately $1.4 million which is discussed below under the caption Other General and Administrative Expenses, and (vi) a decrease in salary expenses of approximately $1.3 million related to lower head count as a result of the Rationalization Programs and the centralization of the accounts payable function to corporate headquarters in Jacksonville, Florida, offset by general wage increases.

Elder Care Business

General and administrative expenses as a percentage of net sales remained relatively constant period over period. Warehouse expenses increased $1.8 million period over period while warehouse expense as a percent of net sales was relatively constant. The following details the significant dollar increases in various components of general and administrative expenses: (i) the provision for bad debt expense increased approximately $1.4 million primarily due to an overall increase in the accounts receivable base of approximately $12.0 million resulting from the net sales growth discussed above, an increase in past due amounts, and a customer filing for bankruptcy during the three months ended June 30, 2003, and (ii) salary expense increased approximately $0.4 million due to general wage increases.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in incentive compensation of approximately $1.2 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003, (ii) an increase in business insurance expense of approximately $0.7 million due to rate increases on the corporate umbrella and director and officer policies, offset by (iii) a decrease in other general and administrative expenses of approximately $4.9 million which is discussed below under the caption Other General and Administrative Expenses, and (iv) a decrease in the cost of the private data network of approximately $0.7 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission.

As discussed above, the comparability of general and administrative expenses period over period is impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred in connection with providing certain services to the buyer under the transition services agreement. During the six months ended September 27, 2002, the Company incurred approximately $5.7 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. However, the Company only allocated approximately $4.3 million of these expenses to discontinued operations, which represented direct overhead expenses for the period from March 30, 2002 to September 27, 2002. The expenses associated with providing services under the transition services agreement are recorded as a component of general and administrative expenses and the reimbursement is recorded in other income in the accompanying statements of operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $6.3 million period over period. The following tables summarize other general and administrative expenses (in millions) by business segment:

	Six Months Ended October 3, 2003
	Physician Business	Corporate Shared Services	Total

Restructuring costs and expenses	$0.4	$--	$0.4
Accelerated depreciation	0.1	--	0.1
Reversal of operational tax charge	--	(1.4)	(1.4)
Rationalization expenses	0.6	--	0.6
Other	0.2	--	0.2

Total	$1.3	$(1.4)	$(0.1)

	Six Months Ended October 3, 2003
	Physician Business	Corporate Shared Services	Total

Restructuring costs and expenses	$0.5	$--	$0.5
Merger costs and expenses	--	0.7	0.7
Accelerated depreciation	0.1	--	0.1
Reversal of operational tax charge	--	(0.1)	(0.1)
Rationalization expenses	1.8	--	1.8
Other	0.3	2.9	3.2

Total	$2.7	$3.5	$6.2

Restructuring costs and expenses for the six months ended October 3, 2003 and September 27, 2002 primarily relate to charges recorded for the plans adopted by the Physician Business during the fourth quarter of fiscal year 2003 and the fourth quarter of fiscal year 2002. Management does not expect material charges related to these plans during the remainder of fiscal year 2004. During the six months ended September 27, 2002, the Physician Business recorded charges of $1.0 million related to the plan that was adopted during the fourth quarter of fiscal year 2002. In addition, during the quarter, management re-evaluated its estimates for previously adopted plans and reversed approximately $0.7 million.

During the six months ended October 3, 2003 and September 27, 2002, the Company reversed $1.4 million and $0.1 million of the previously recorded operating tax charge reserve, respectively. At October 3, 2003, there was no remaining balance in the reserve.

Rationalization expenses are costs incurred as a result of the conversion to the new ERP system, the centralization of the purchasing function, and a restructuring plan that was adopted during the fourth quarter of fiscal year 2002.

Merger costs and expenses for the six months ended September 27, 2002 include costs related to employee retention bonuses to retain certain officers and key employees that were fully paid during fiscal year 2003.

During the six months ended September 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable from the Company’s former Chairman and Chief Executive Officer.

SELLING EXPENSES

	For the Six Months Ended
	October 3, 2003		September 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$38.4	9.1%	$35.1	9.6%	$3.3
Elder Care Business	7.3	3.1%	6.1	2.9%	1.2

Total Company	$45.7	7.0%	$41.2	7.2%	$4.5

Physician Business and Elder Care Business

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The Physician Business’ selling expenses as a percentage of net sales decreased 50 basis points due to a decrease in gross profit as a percentage of net sales resulting from an increased sales volume of pharmaceutical products and equipment, which generate lower gross profit. The Elder Care Business’ selling expenses as a percentage of net sales increased 20 basis points due to the addition of sales representatives and regional account executives who receive guaranteed salaries and the launch of commission promotion programs to support the sales initiatives discussed above.

INCOME FROM OPERATIONS

	For the Six Months Ended
	October 3, 2003		September 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$19.4	4.6%	$11.2	3.1%	$8.2
Elder Care Business	9.3	4.0%	8.6	4.1%	0.7
Corporate Shared Services	(8.2)	--	(7.6)	--	(0.6)

Total Company	$20.5	3.1%	$12.2	2.1%	$8.3

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the six months ended October 3, 2003 totaled $2.5 million, a decrease of $2.4 million, or 49.7%, from interest expense of $4.9 million for the six months ended September 27, 2002. Interest expense allocated to discontinued operations was $1.7 million during the six months ended September 27, 2002. In addition, interest expense for the six months ended September 27, 2002 includes $0.4 million of accelerated amortization of debt issuance costs related to retiring $19.0 million of the Notes. Excluding the effects of the allocation of interest expense to discontinued operations and the accelerated amortization of debt issuance costs, interest expense decreased approximately $3.7 million due to lower average total debt outstanding and a general reduction of interest rates primarily due to refinancing the Notes. The average interest rate for the six months ended October 3, 2003 was approximately 5.1% compared to 8.5% for the six months ended September 27, 2002.

OTHER INCOME

Other income for the six months ended October 3, 2003 totaled $3.2 million, an increase of $3.1 million from other income of $0.1 million for the six months ended September 27, 2002. During the six months ended October 3, 2003, approximately $2.8 million of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The Company expects such transitional services to decrease during the third quarter of fiscal year 2004. The increase in other income was offset by a decrease in the amount of customer finance charge income of approximately $0.2 million on the Physician Business’ customer accounts. Other income for the six months ended September 27, 2002 includes $0.7 million of redemption premiums that were paid as a result of the early extinguishment of the Notes.

PROVISION FOR INCOME TAXES

Provision for income taxes was $8.5 million for the six months ended October 3, 2003, an increase of $5.6 million from the provision for income taxes of $2.9 million for the six months ended September 27, 2002. The effective income tax rate was approximately 39.6% and 37.1% for the six months ended October 3, 2003 and September 27, 2002, respectively. The increase in the effective rate is primarily attributable to the expected increase in annual income from continuing operations before provision for income taxes. The provision for income taxes increased approximately $4.9 million as a result of an increase in income from continuing operations before provision for income taxes. The provision for income taxes for the six months ended September 27, 2002 is net of a benefit of approximately $0.4 million related to the loss on extinguishment of the Notes of $1.1 million.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $352.5 million for the six months ended September 27, 2002. The pretax loss from operations was $3.1 million for the six months ended September 27, 2002. An estimated pretax loss on disposal of approximately $90.3 million was recorded during the three months ended September 27, 2002, the period in which management adopted a formal plan to dispose of the Imaging Business. The Imaging Business was sold on November 18, 2002.

The Company recorded a $35.9 million income tax benefit related to the operations and disposal of the Imaging Business during the six months ended September 27, 2002. As a result of the sale of the Imaging Business, the Company has recorded a total deferred tax asset of approximately $56.5 million, which represents the tax effect of the anticipated income tax NOL to be generated from the transaction.

During the six months ended October 3, 2003, the Company recorded a charge of approximately $0.3 million, net of a benefit of income taxes of $0.2 million, for additional legal and professional fees associated with the arbitration proceedings. (Refer to Note 12, Discontinued Operations.)

NET INCOME

Net income for the six months ended October 3, 2003 totaled $12.6 million compared to a net loss of $52.6 million for the six months ended September 27, 2002. The net loss for the six months ended September 27, 2002 included a charge of $57.5 million for the loss from discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As the Company’s business grows, its cash and working capital requirements will also continue to increase as a result of the anticipated growth of the Company’s operations. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, and other financing arrangements.

Cash Flows From Operating, Investing, and Financing Activities

	Six Months Ended
(dollars in millions)	October 3, 2993	September 27, 2002

Operating activities	$(13.0)	$20.6
Investing activities	(21.4)	(12.2)
Financing activities	24.8	(29.0)

Cash used in operations during the six months ended October 3, 2003 was primarily related to an increase in accounts receivable and inventories and a decrease in accounts payable. Accounts receivable increased approximately $30.7 million as a result of the successful sales growth initiatives launched during the first quarter of fiscal year 2004 in the Physician and Elder Care Businesses. Inventories increased approximately $15.5 million primarily related to support the Physician Business’ pharmaceutical sales initiative, the Elder Care Business’ DME sales initiative as a result of the Graham Field exclusive distribution agreement, and the Elder Care Business’ investment in the housekeeping product line. In an effort to recognize additional cash discounts, the Company accelerated its payments to selected vendors to take advantage of more favorable discount terms, which decreased accounts payable approximately $2.4 million.

Days sales outstanding for the Physician and Elder Care Businesses decreased quarter over quarter and inventory turnover increased quarter over quarter. However, days in accounts payable decreased quarter over quarter, which reflected the Company accelerating payments to take advantage of early pay discounts.

Cash provided by operations during the six months ended September 27, 2002 was positively impacted by the continued implementation of working capital reduction initiatives that started in the last half of fiscal year 2001 and continued into fiscal year 2003. During the six months ended September 27, 2002, accounts payable increased approximately $9.4 million, accounts receivable increased approximately $6.9 million, and inventories decreased approximately $4.7 million, resulting in a net $7.2 million decrease in operating working capital, which positively impacted operating cash flows.

Cash used in investing activities was higher during the six months ended October 3, 2003 compared to the six months ended September 27, 2002 primarily due to the payment for the acquired company and the payment of transaction costs related to the sale of the Imaging Business. Capital expenditures during the six months ended October 3, 2003 and September 27, 2002 totaled $6.3 million and $6.2 million, respectively, of which approximately $3.6 million and $2.1 million related to the continued development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $1.3 million and $2.8 million during the six months ended October 3, 2003 and September 27, 2002, respectively.

Cash provided by financing activities during the six months ended October 3, 2003 was primarily a result of increasing the amount outstanding under the revolving line of credit. These proceeds were used to fund the purchase of the long-term care medical supply distributor and the growth in the overall business. Cash used for the repurchase of the Company’s common stock was $5.6 million and $9.5 million during the six months ended October 3, 2003 and September 27, 2002, respectively. Repurchases of common stock were made under the approved share repurchase programs. The repurchases were primarily funded by cash flows from operations. During the six months ended October 3, 2003, the Company repurchased approximately 1.0 million shares of common stock at an average price of $5.92 per common share. During the six months ended September 27, 2002, the Company repurchased approximately 1.3 million shares of the Company’s common stock at an average price of $7.72 per common share. Cash used to retire the Notes was approximately $19.7 million during the six months ended September 27 2002. The Company used its availability under the revolving line of credit to retire the Notes. In addition, on October 1, 2003, the Company received approximately $1.2 million from the former Chairman and Chief Executive Officer for full payment of one of his outstanding notes receivable.

Revolving Credit Agreement

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). Availability of borrowings under the Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The Credit Facility bears interest at the Bank’s prime rate plus a margin of between 0.00% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s ratio of funded debt to EBITDA. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Initial proceeds from the Credit Facility were used to refinance existing indebtedness outstanding under the original credit facility and future proceeds will be used to issue letters of credit and finance the ongoing working capital requirements of the Company. The Credit Facility matures on March 28, 2006. At October 3, 2003 and March 28, 2003, there was $111.9 million and $83.0 million, respectively, outstanding under the revolving line of credit.

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

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At October 3, 2003, the Company recorded an unrealized gain, net of taxes, for the estimated fair value of the swap agreement in accumulated other comprehensive loss in the accompanying balance sheet.

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

	Fiscal Years
	2004 (remaining 6 months)	2005	2006	2007	2008	Thereafter	Total

Revolving line of credit(a)	$111,949	$--	$--	$--	$--	$--	$111,949
Operating leases:
Operating	10,560	17,669	12,518	9,185	4,493	6,294	60,719
Restructuring	536	596	243	19	--	--	1,394
Noncompetition agreements	289	219	36	35	28	114	721
Employment agreements	--	162	--	--	--	--	162
Purchase commitments(b)	3,550	7,350	7,868	8,350	8,876	4,588	40,582

Total	$126,884	$25,996	$20,665	$17,589	$13,397	$10,996	$215,527

(a)	The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the New Credit Facility does not expire until March 26, 2006. The Company is not obligated to repay the amount outstanding under the revolving line of credit during fiscal year 2004.

(b)	The purchase commitments primarily relate to an exclusive distribution agreement entered into by the Elder Care Business, whereby a minimum purchase of $7.0 million of product by September 30, 2004 is required. For each one year period thereafter through September 2008, the purchases shall not be less than the sum of $7.0 million plus 7.0% compounded annually.

Other

As of March 28, 2003, the Company has not entered into any material working capital commitments that require funding. The Company believes that the expected cash flows from operations, availability under the revolving line of credit, and capital markets are sufficient to meet the Company’s anticipated future requirements for working capital, capital expenditures, and acquisitions for the foreseeable future. Currently, the Company is in the process of increasing its revolving line of credit from $150 million to $200 million. The Company believes this will be completed during the quarter ended December 31, 2003.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates the estimates, judgments and the policies underlying these estimates on a periodic basis as situations change, and regularly discusses financial events, policies, and issues with members of our audit committee and our independent accountants. The significant accounting policies, which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations, include those detailed in the Company’s Annual Report on Form 10-K for the year ended March 28, 2003 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. During the three months ended October 3, 2003, the following disclosure was updated to reflect changes in the long-term care industry.

Estimating Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit-worthiness of customers, changes in customer payment terms, and percentages applied to the accounts receivable aging categories. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base. Management performs ongoing credit evaluations by reviewing the customer’s current financial information. A credit review is performed on new customers in the Physician Business and an annual credit review is performed on all major customers in the Elder Care Business. At a minimum, each Elder Care customer account is reviewed annually. Adjustments to credit limits and allowances for bad debts are made based upon payment history and the customer’s current credit worthiness. If the financial condition of the Company’s customers were to deteriorate or improve, allowances may be adjusted which will impact general and administrative expenses and accounts receivable.

The United States Federal Government recently enacted changes to the Medicare Prospective Pay System (“PPS”) that became effective October 1, 2003. PPS, originally enacted in July 1998, limited government payments to long-term care providers to federally established cost levels. The recent changes to Medicare resulted in an approximate $850 million addition to reimbursement funding for providers of elder care services that are part of the federal Medicare annual budget. In addition, the United States Federal Government also increased state Medicaid funding by $10 billion for providers of elder care services. As a result of the recent Medicare changes, providers of elder care services and the elder care industry are anticipated to receive increased reimbursement from these sources. However, there can be no assurances that the elder care industry will gain greater financial stability or that these levels of reimbursement will continue in future periods.

No material revisions have been made to the allowance methodology for the Elder Care Business subsequent to the quarter ended December 29, 2000. However, management believes that the recent change to PPS that became effective October 1, 2003, may positively impact the financial condition for elder care providers and financial strength of the entire elder care industry. Therefore, adjustments to the allowance methodology may be required during the remainder of fiscal year 2004 as management expects improvement in the credit quality of the customer base and less bad debt write-offs as a result of the recent Medicare changes. Any adjustments will be considered a change in accounting estimate and will be recorded prospectively in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes.

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

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 11, Commitments and Contingencies, of this Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the year ended on March 28, 2003.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2003 Annual Meeting of Stockholders was held on September 4, 2003.

(b)	The following directors were elected to serve a three-year term of office until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 57,398,803 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

	Votes Received
Name	For	Against	Abstentions	Broker Non-votes

T. O'Neal Douglas	55,124,174	2,274,629	--	--
Clark A. Johnson	56,764,173	634,630	--	--

Immediately following the meeting, the directors of the Company consisted of the following:

Name
Charles E. Adair T. O'Neal Douglas Melvin L. Hecktman Clark A. Johnson Delores P. Kesler Charles R. Scott David A. Smith

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment - Separately filed with the SEC)

10.2	Fourth Amendment to the Amended and Restated Savings Plan

15	Awareness Letter from KPMG LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

* Represents a management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K:

        The following current reports on Form 8-K were furnished during the quarter ended October 3, 2003:

Date of Report	Item Reported
July 30, 2003	Furnished to announce the Company’s financial results for the quarter ended June 30, 2003.
August 28, 2003	Furnished to announce the new, three-year distribution agreement with Abbott Laboratories.
September 8, 2003	Furnished to announce the Company acquired Highpoint Healthcare Distribution.
September 9, 2003	Furnished to announce the formation of an exclusive five-year distribution alliance between the Company and Graham Field Health Products, Inc.
September 9, 2003	Furnished to announce that Integrated Health Services notified the Elder Care Business that they would discontinue their medical products supply contractual relationship.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 13, 2002.

PSS WORLD MEDICAL, INC

By: /s/ David_M. Bronson David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer