Form 10-Q
period 2003-12-31
PSS WORLD MEDICAL INC
filed 2004-02-17
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

[X] Yes [ ] No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of February 10, 2004 was 67,411,811 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 31, 2003

CAUTIONARY STATEMENTS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company, and its subsidiaries (including subsidiaries that are limited liability companies and limited partnerships), included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “intends,” “may,” “could,” and similar expressions also identify forward-looking statements. Forward-looking statements in this Quarterly Report that involve risks and uncertainties include, without limitation:

  The results of operations for the interim periods covered by this Quarterly Report may not be indicative of operating results for the full fiscal year;
  Management's expectations regarding the effect of adopting Financial Accounting Standards Board Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on the Company's financial condition or results of operations;
  Management's belief that the ultimate outcome of the various litigation matters described in Note 11, Commitments and Contingencies, and various other litigation that have arisen in the normal course of business will not have a material adverse effect on the Company's business, financial condition or results of operations;
  The Company's intent to vigorously defend against the claims from the buyer of the Imaging Business;
  The Company's intent to appeal certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the Internal Revenue Service ("IRS");
  Management's expectation that the results of the IRS audit of the income tax returns for fiscal years 2000, 2001, 2002, and 2003 will not have a material impact on the financial condition or consolidated results of operations of the Company;
  Management's expectation that the income tax net operating loss generated from the sale of the Imaging Business will be carried forward and applied against regular taxable income in future years;
  Management's expectation that gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and equipment in the Physician Business, which generate lower gross profit margins;
  Management's expectation that the Company will not incur material charges related to the restructuring plans previously adopted by the Physician Business;
  The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;
  The Company's debt ratings will continue for any given period of time;
  Management's belief that the Company may, from time-to-time, seek to retire its outstanding debt or equity through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise and such amounts involved may be material;
  Management's belief that the recent changes to Medicare and Medicaid reimbursement rates that became effective during the nine months ended December 31, 2003 will positively impact the financial condition of elder care providers and financial strength of the elder care industry; and
  The Company may seek to issue additional debt or equity to meet its future liquidity requirements.

The Company’s expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings, and current and potential litigation are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements. The Company also wishes to caution readers that it undertakes no duty or is under no obligation to update or revise any forward-looking statements.

PART I —FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND MARCH 28, 2003
(Dollars in Thousands, Except Share Data)

ASSETS

	December 31, 2003	March 28, 2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$15,904	$19,171
Accounts receivable, net	188,371	154,393
Inventories	113,306	79,747
Employee advances	28	90
Deferred tax assets	32,095	27,312
Prepaid expenses and other	10,614	16,277

Total current assets	360,318	296,990

Property and equipment, net	62,229	61,336
Other Assets:
Goodwill	70,784	61,128
Intangibles, net	11,861	5,783
Employee advances	--	62
Deferred tax assets	16,620	26,000
Other	26,384	20,564

Total assets	$548,196	$471,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$105,035	$90,635
Revolving line of credit	114,253	83,000
Accrued expenses	29,571	27,162
Other	7,811	7,273

Total current liabilities	256,670	208,070
Other noncurrent liabilities	28,655	18,607

Total liabilities	285,325	226,677

Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 67,268,905 and 67,870,561 shares issued
and outstanding at December 31, 2003 and March 28, 2003, respectively	672	678
Additional paid-in capital	322,509	325,578
Accumulated deficit	(60,122)	(81,070)
Accumulated other comprehensive income	25	--
Unearned compensation	(213)	--

Total shareholders' equity	262,871	245,186

Total liabilities and shareholders' equity	$548,196	$471,863

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 27, 2002
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002
Net sales	$344,286	$304,184	$1,000,228	$880,082
Cost of goods sold	247,293	218,701	717,278	631,271

Gross profit	96,993	85,483	282,950	248,811
General and administrative expenses	58,977	57,639	178,694	167,574
Selling expenses	23,954	21,255	69,698	62,465

Income from operations	14,062	6,589	34,558	18,772

Other (expense) income:
Interest expense	(1,436)	(2,268)	(3,895)	(7,157)
Interest and investment income	--	47	155	441
Other income	420	1,944	3,663	2,088

	(1,016)	(277)	(77)	(4,628)

Income from continuing operations before provision
for income taxes	13,046	6,312	34,481	14,144
Provision for income taxes	4,719	2,370	13,209	5,273

Income from continuing operations	8,327	3,942	21,272	8,871

Discontinued operations:
Loss from discontinued operations (net of
benefit for income taxes of $1,366, and
$2,575, respectively)	--	(2,194)	--	(4,101)
Loss on disposal of discontinued operations
(net of benefit for income taxes of
$1,021, $206, and $35,675, respectively) .	--	(1,168)	(324)	(56,810)

Total loss from discontinued operations	--	(3,362)	(324)	(60,911)

Net income (loss)	$8,327	$580	$20,948	$(52,040)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.12	$0.06	$0.32	$0.13
Total loss from discontinued operations	--	(0.05)	(0.01)	(0.87)

Net income (loss)	$0.12	$0.01	$0.31	$(0.74)

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.12	$0.06	$0.31	$0.13
Total loss from discontinued operations	--	(0.05)	(0.00)	(0.86)

Net income (loss)	$0.12	$0.01	$0.31	$(0.73)

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 27, 2002
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	December 31, 2003	December 27, 2002
Operating Activities:
Net income (loss)	$20,948	$(52,040)
Adjustments to reconcile net income to net cash provided by operating activities:
Total loss from discontinued operations	324	60,911
Depreciation	9,511	8,917
Amortization of intangible assets	1,882	1,758
Amortization of debt issuance costs	768	1,243
Provision for doubtful accounts	3,694	2,634
Provision for notes receivable	--	2,939
Provision for deferred income taxes	7,566	875
Provision for deferred compensation	560	546
Noncash compensation expense	171	--
Loss on sales of property and equipment	222	106
Changes in operating assets and liabilities:
Accounts receivable	(32,365)	(10,015)
Inventories	(32,220)	503
Prepaid expenses and other current assets	5,807	3,683
Other assets	(6,262)	(12,324)
Accounts payable	11,942	10,495
Accrued expenses and other liabilities	7,483	7,841
Net cash used in discontinued operations	--	(356)

Net cash provided by operating activities	31	27,716

Investing Activities:
Payment for business combinations, net of cash acquired of $135 and $0,
respectively	(19,328)	(4,464)
Capital expenditures	(10,386)	(8,526)
Proceeds from sale of Imaging Business, net of transaction costs of $1,596
and $1,309, respectively	(1,596)	14,075
Payments on noncompete agreements	(306)	(453)
Proceeds from sales of property and equipment	37	14
Net cash used in discontinued operations	--	(1,555)

Net cash used in investing activities	(31,579)	(909)

Financing Activities:
Net proceeds from the revolving line of credit	31,253	--
Proceeds from issuance of common stock	1,481	258
Proceeds from note receivable	1,190	--
Purchase of treasury stock	(5,643)	(25,182)
Repayment of Senior Subordinated Notes	--	(19,000)
Payment of premiums for retirement of Senior Subordinated Notes	--	(665)

Net cash provided by (used in) financing activities	28,281	(44,589)

Net decrease in cash and cash equivalents	(3,267)	(17,782)
Cash and cash equivalents, beginning of period	19,171	53,574

Cash and cash equivalents, end of period	$15,904	$35,792

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.	BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 44 full-service distribution centers, which serve all 50 states throughout the United States of America. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, equipment, and pharmaceuticals to primary care office-based physicians in the United States of America. The Physician Business currently operates 32 full-service distribution centers, 20 break-freight locations, and 4 other strategic facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America. The Elder Care Business currently operates 12 full-service distribution centers, 1 break-freight location, and 1 ancillary billing service center serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations for the three and nine months ended December 27, 2002 have been classified as discontinued operations. Refer to Note 12, Discontinued Operations, for a further discussion.

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

The consolidated balance sheet as of March 28, 2003 included herein has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 28, 2003. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

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

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002
Number of selling days	60	62	192	189

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2004 presentation. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on March 29, 2003, the first day of fiscal year 2004. As a result, the loss from the early extinguishment of the 8 ½% Senior Subordinated Notes (the “Notes”), which was reported as an extraordinary loss during fiscal year 2003, was reclassified to income from continuing operations. The premiums paid to retire the Notes early, the accelerated amortization of debt issuance costs, and the related income tax benefit were reclassified to other income, interest expense, and provision for income taxes, respectively, in the consolidated statements of operations. The following table summarizes the impact of this reclassification.

	Nine Months Ended December 27, 2002
	As Previously Reported	Reclassification	As Reported
Interest expense	$(6,732)	$(425)	$(7,157)
Other income	2,753	(665)	2,088
Provision for income taxes	5,697	(424)	5,273

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company assesses collectibility based upon a thorough evaluation of current and prospective customers’ credit history and ability to pay. The Company establishes and adjusts credit terms and limits to reflect customer credit worthiness based upon this evaluation. Customer credit evaluations are updated periodically and for specific events or circumstances such as deterioration in the aging of balances, bankruptcy filings, or notice of financial difficulties.

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

Supplemental Disclosures for Statements of Cash Flows

	Nine Months Ended
	December 31, 2003	December 27, 2002
Cash (paid) received for:
Interest	(3,411)	(9,403)
Income taxes, net	(278)	2,756

Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”), clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The revised FIN 46 is applicable to all entities subject to this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this Interpretation, the revised FIN 46 shall be applied to those entities that are considered to be special-purpose-entities no later than as of the end of the first reporting period that ends after December 15, 2003. This Interpretation will not have an effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial statements.

The FASB recently issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). This Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the second quarter. The Company does not currently have any financial instruments that are affected by this Statement.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers (“EITF 03-10”). This consensus addresses the application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting issues pertaining to cash consideration received by a reseller from a vendor entered into after December 31, 2002. EITF 03-10 addresses the accounting and disclosure treatment for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers. In general, EITF 03-10 requires certain sales incentives reimbursed by manufacturers to resellers be classified as revenue versus a reduction of cost of goods sold. The provisions of EITF 03-10 would be applied to the accounting for sales incentives tendered by consumers in fiscal periods beginning after November 25, 2003. Early adoption is not permitted. The Company is in the process of analyzing the impact of the adoption of this consensus on its consolidated financial statements.

2.	EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, the calculation of basic earnings per common share and diluted earnings per common share is presented below:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002
Income from continuing operations	$8,327	$3,942	$21,272	$8,871
Total loss from discontinued operations
(net of benefit for income taxes of
$0, $2,387, $206, and $38,250)	--	(3,362)	(324)	(60,911)

Net income (loss)	$8,327	$580	$20,948	$(52,040)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.12	$0.06	$0.32	$0.13
Total loss from discontinued operations	--	(0.05)	(0.01)	(0.87)

Net income (loss)	$0.12	$0.01	$0.31	$(0.74)

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.12	$0.06	$0.31	$0.13
Total loss from discontinued operations	--	(0.05)	(0.00)	(0.86)

Net income (loss)	$0.12	$0.01	$0.31	$(0.73)

Weighted average shares outstanding:
Common shares	67,123	68,698	67,245	70,294
Assumed exercise of stock options	1,140	586	730	770
Assumed vesting of restricted stock .	--	--	25	--

Diluted shares outstanding	68,263	69,284	68,000	71,064

Diluted earnings per share assume options to purchase shares of common stock have been exercised using the treasury stock method. The following table summarizes the options to purchase common stock that were outstanding and not included in the computation of diluted earnings per share for each of the periods presented because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

	Three Months Ended		Nine Months Ended
(shares in millions)	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002

Out-of-the-money options outstanding	1.8	5.2	1.8	4.6

On December 17, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the nine months ended December 31, 2003, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share. During the nine months ended December 27, 2002, the Company repurchased approximately 3.6 million shares of common stock at an average price of $7.13 per common share under a separate share repurchase program approved by the Board of Directors that authorized the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares.

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income (loss) plus direct adjustments to shareholders’ equity. The following details the components of comprehensive income (loss) for the periods presented.

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002
Net income (loss)	$8,327	$580	$20,948	$(52,040)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	9	--	25	--

Comprehensive income (loss)	$8,336	$580	$20,973	$(52,040)

4.	STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002
Net income (loss), as reported	$8,327	$580	$20,948	$(52,040)
Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related
tax effects	(548)	(548)	(2,058)	(1,551)

Pro forma net income (loss)	$7,779	$32	$18,890	$(53,591)

Earnings (loss) per share - Basic:
As reported	$0.12	$0.01	$0.31	$(0.74)
Pro forma	$0.12	$0.00	$0.28	$(0.76)
Earnings (loss) per share - Diluted:
As reported	$0.12	$0.01	$0.31	$(0.73)
Pro forma	$0.11	$0.00	$0.28	$(0.75)

5.	INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of December 31, 2003			As of March 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Noncompetition Agreements:
Physician Business	$3,517	$(2,840)	$677	$3,752	$(2,762)	$990
Elder Care Business	3,456	(1,342)	2,114	1,835	(949)	886
Corporate Shared Services	417	(139)	278	417	(34)	383

	7,390	(4,321)	3,069	6,004	(3,745)	2,259

Signing Bonuses:
Physician Business	2,246	(744)	1,502	1,690	(492)	1,198
Elder Care Business	50	(20)	30	250	(197)	53

	2,296	(764)	1,532	1,940	(689)	1,251

Other Intangibles:
Physician Business	2,463	(1,626)	837	2,463	(1,482)	981
Elder Care Business	6,929	(506)	6,423	1,429	(137)	1,292

	9,392	(2,132)	7,260	3,892	(1,619)	2,273

Total	$19,078	$(7,217)	$11,861	$11,836	$(6,053)	$5,783

Total amortization expense for intangible assets for the three months ended December 31, 2003 and December 27, 2002 was $782 and $570, respectively. Total amortization expense for intangible assets for the nine months ended December 31, 2003 and December 27, 2002 was $1,882 and $1,758, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2004 (remaining 3 months)	$ 885
2005	3,125
2006	2,407
2007	1,344
2008	877
Thereafter	3,223

Total	$11,861

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	December 31, 2003	March 28, 2003

Noncompetition Agreements	6.0	7.0
Signing Bonuses	4.3	4.2
Other Intangibles	8.6	10.8

Total weighted-average period	7.1	7.8

Future minimum payments required under noncompetition agreements at December 31, 2003 are as follows:

Fiscal Year:
2004 (remaining 3 months)	$ 250
2005	173
2006	36
2007	35
2008	28
Thereafter	114

Total	$636

6.	REVOLVING LINE OF CREDIT

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). On December 16, 2003, the Company entered into a second amended and restated Credit Agreement (the “Amended Credit Agreement”), which matures on March 28, 2006. The Amended Credit Agreement primarily increased the maximum availability of borrowings under the Credit Facility from $150 million to $200 million (“Amended Credit Facility”). Availability of borrowings under the Amended Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The Amended Credit Facility bears interest at the Bank’s prime rate plus a margin of between -0.25% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“Leverage Ratio”), as defined in the Amended Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s Leverage Ratio. Under the Amended Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Proceeds from the Amended Credit Facility will be used to fund the Company’s anticipated future requirements for working capital, capital expenditures, acquisitions, and issue letters of credit. At December 31, 2003, the Company had sufficient assets based on eligible inventories and accounts receivables to borrow up to approximately $165,800 of the $200 million revolving line of credit. At December 31, 2003 and March 28, 2003, there was $114,253 and $83,000, respectively, outstanding under the revolving line of credit.

During the three months ended June 28, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on the 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market values of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At December 31, 2003, the Company recorded an unrealized gain, net of taxes, of $25 for the estimated fair value of the swap agreement in accumulated other comprehensive income in the accompanying balance sheet.

7.	PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions (“SFAS 141”); accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

Fiscal Year 2004

During the nine months ended December 31, 2003, the Company acquired the stock of a service company that provides ancillary billing services to the long-term care industry and a long-term care medical supply distributor. The Company also acquired certain assets and assumed certain liabilities of a billing service company. The aggregate purchase price, net of cash acquired, for these acquired companies was $19,328. The Company obtained independent valuations of certain intangible assets; however, the allocation of the purchase price is subject to revision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.

Cash	$ 135
Accounts receivable	5,307
Inventory	1,339
Other current assets	1,051
Goodwill	9,656
Intangibles	6,700
Other noncurrent assets	307

Total assets acquired	24,495
Current liabilities	4,217

Net assets acquired	$20,278

The $9,656 of goodwill was assigned to the Elder Care Business and is expected to be primarily nondeductible for tax purposes. Of the $6,700 of identifiable intangibles, $1,200 and $5,500 was assigned to noncompete agreements and customer relationships, respectively, and is primarily nondeductible for tax purposes as well. The acquired intangible assets have a weighted-average useful life of approximately 6.1 years.

The terms of one purchase agreement provided for additional consideration to be paid (earn-out payment) if the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined, (“EBITDA”) exceeds a targeted level. The targeted level was generally set above the historical experience of the acquired entity at the time of acquisition. The maximum amount of contingent consideration that would become due on October 31, 2004 if the targeted EBITDA is achieved is approximately $1,700.

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

The $1,893 of goodwill was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Of the $1,694 of identifiable intangible assets, $265, $538, and $891 was assigned to noncompete agreements, customer contracts, and customer relationships, respectively, and is primarily deductible for tax purposes. The acquired intangible assets have a weighted-average useful life of approximately 5.6 years.

8.	GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying value of goodwill during the nine months ended December 31, 2003 are as follows:

	Physician Business	Elder Care Business	Total
Balance as of March 28, 2003	$9,788	$51,340	$61,128
Purchase business combinations	--	9,656	9,656

Balance as of December 31, 2003	$9,788	$60,996	$70,784

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year.

9.	NOTE RECEIVABLES

At March 28, 2003, the Company had three note receivables (the “Loans”) outstanding from its former Chairman and Chief Executive Officer. The Loans, which bear interest at the applicable Federal rate for long-term obligations, were issued to the former Chairman and Chief Executive Officer in order to consolidate debt incurred in relation to certain real estate activities, as well as to provide the cash needed to pay-off personal debt. One Loan is unsecured, one Loan is secured by common stock of the Company, and the other Loan is secured by a split-dollar life insurance policy. As part of the Company’s ongoing review of the realization of the Loans during fiscal year 2003, during the three months ended December 27, 2002, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. This allowance did not represent a forgiveness of debt.

On October 2, 2003 the Loan secured by common stock matured and the Company received a cash payment of $1,190, which consisted of principal and interest payments of $997 and $193, respectively.

10.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products and services to different segments of the healthcare industry, and are the basis for which management regularly evaluates the Company. These segments are managed separately because of different customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services includes allocated and unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002. The table below presents financial information about the Company’s business segments.

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002
NET SALES:
Physician Business	$231,344	$195,482	$653,144	$563,086
Elder Care Business	112,942	108,702	347,084	316,996

Total net sales	$344,286	$304,184	$1,000,228	$880,082

INCOME FROM OPERATIONS:
Physician Business	$12,639	$5,851	$32,047	$17,070
Elder Care Business	6,459	4,583	15,766	13,155
Corporate Shared Services	(5,036)	(3,845)	(13,255)	(11,453)

Total income from operations	$14,062	$6,589	$34,558	$18,772

DEPRECIATION:
Physician Business	$2,367	$1,561	$7,071	$6,532
Elder Care Business	396	449	1,146	1,255
Corporate Shared Services	438	248	1,294	1,130

Total depreciation	$3,201	$2,258	$9,511	$8,917

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$295	$370	$894	$1,202
Elder Care Business	452	200	884	556
Corporate Shared Services	35	--	104	--

Total amortization of intangible
assets	$782	$570	$1,882	$1,758

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$347	$370	$1,060	$822
Elder Care Business	(3)	551	2,634	1,812

Total provision for doubtful
accounts	$344	$921	$3,694	$2,634

INTEREST EXPENSE:
Physician Business	$1,070	$1,000	$2,962	$2,970
Elder Care Business	1,500	1,225	3,994	3,683
Corporate Shared Services	(1,134)	43	(3,061)	504

Total interest expense	$1,436	$2,268	$3,895	$7,157

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$4,257	$1,766	$11,330	$5,595
Elder Care Business	1,814	1,157	4,498	3,537
Corporate Shared Services	(1,352)	(553)	(2,619)	(3,859)

Total provision for income taxes	$4,719	$2,370	$13,209	$5,273

CAPITAL EXPENDITURES:
Physician Business	$2,104	$2,075	$4,857	$6,942
Elder Care Business	613	158	2,981	471
Corporate Shared Services	1,369	133	2,548	1,113

Total capital expenditures	$4,086	$2,366	$10,386	$8,526

	As of
	December 31, 2003	March 28, 2003
ASSETS:
Physician Business	$280,629	$228,435
Elder Care Business	201,895	157,458
Corporate Shared Services	65,672	85,970

Total assets	$548,196	$471,863

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

The Company and certain of its current and former officers and directors are named as defendants in a purported securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated there under. The allegations were based upon a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. The Court held a hearing on the plaintiff’s motion for class certification on January 27, 2004, which is presently pending. Mediation is scheduled to occur during the week of June 15, 2004. The case is set for trial in April 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company was named along with certain present and former directors and officers as a defendant in ten related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000 and alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs alleged that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition and that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted the plaintiff’s motion for class certification in November 2002. The parties have signed a settlement agreement pursuant to which the Company has agreed to pay $6.75 million for the benefit of the class members, of which approximately $6.5 million was covered by the Company’s insurance policy. The settlement agreement is subject to court approval and the $6.75 million settlement payment has been deposited in escrow.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division. The plaintiffs allege that the Company wrongfully classified its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders, and they seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The parties have engaged in extensive discovery on these claims. The parties will likely mediate the case. If the claims are not settled, the claims will proceed through discovery and ultimately proceed to trial. The Company is vigorously defending against the claims; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

During July 2003, the Physician Business entered into an agreement with a supplier to purchase a minimum of $39,500 of flu vaccines during the second and third quarters of fiscal year 2005. Currently, the Company has obtained non-binding, customer orders for approximately 83% of the committed flu vaccine purchases.

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

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $4,894 for transaction costs. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company provided certain reimbursable services to the Buyer for a period of one year. This agreement terminated during the three months ended December 31, 2003. The costs incurred related to providing services under the transition services agreement were included in general and administrative expenses and the reimbursement for these expenses were included in other income in the accompanying statements of operations. During the three and nine months ended December 31, 2003, the Company recognized approximately $200 and $2,950, respectively, of other income related to the transition services agreement.

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

Net sales and total loss from discontinued operations of the Imaging Business are as follows:

	Three Months Ended December 27, 2002	Nine Months Ended December 27, 2002
Net sales	$93,162	$445,630
Pretax loss from operations	(3,560)	(6,676)
Pretax loss on disposal of
discontinued operations	(2,189)	(92,485)
Benefit for income taxes	2,387	38,250

Total loss from discontinued
operations	$(3,362)	$(60,911)

Net sales for the three and nine months ended December 27, 2002 included 35 days and 162 days of sales, respectively.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $454 and $2,157 during the three and nine months ended December 27, 2002, respectively. The provision for income taxes related to continuing operations has been calculated for the periods presented. The difference between this amount and the total provision for income taxes, as previously reported, has been allocated to discontinued operations.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter has been referred to an independent accounting firm of national reputation for arbitration. During the three months ended December 31, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $30,540. The Company is currently in the process of preparing its response to the Buyer’s claim. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations for the three- month and nine- month periods ended December 31, 2003 and December 27, 2002 and the related consolidated statements of cash flows for the nine-month periods ended December 31, 2003 and December 27, 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Jacksonville, Florida
February 10, 2004

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONTITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, is a specialty marketer and distributor of medical products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 44 full-service distribution centers, which serve all 50 states throughout the United States of America. Since its inception in 1983, PSSI has become a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, acquisitions, and a culture of performance. During fiscal years 2000 through 2004, the Company has focused on business operations, growing through innovative solution-based marketing programs, maximizing its core distribution capability and efficiency, and improving management business processes.

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

As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States of America. The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary, National Health Statistics Group, cited in its 2002 study, Trends and Indicators in the Changing Health Care Marketplace, that total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product. Health care spending is projected to reach $2.6 trillion in 2010, an estimated 16.8% of the gross domestic product, the benchmark measure for annual production of goods and services in the United States of America.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. During 1997, the Balanced Budget Act passed by Congress significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting spending levels and overall financial viability of these institutions. The Company responded by tightening its credit policies and increasing its allowance for doubtful accounts. During the three months ended December 31, 2003, changes to Medicare and Medicaid reimbursement rates became effective and are expected to positively impact the financial condition of elder care providers and the financial strength of the elder care industry. The Company responded to these recent changes by decreasing its allowance for doubtful accounts.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment and give retroactive effect to the restatement of the Imaging Business as discontinued operations. All dollar amounts presented below are in thousands unless otherwise indicated.

	Three Months Ended				Nine Months Ended
	December 31, 2003		December 27, 2002		December 31, 2003	December 27, 2002
Net Sales:
Physician Business	$231,344		$195,482		$653,144	$563,086
Elder Care Business	112,942		108,702		347,084	316,996

Total Company	$344,286		$304,184		$1,000,228	$880,082

Income from Operations:
Physician Business	$12,639		$5,851		$32,047	$17,070
Elder Care Business	6,459		4,583		15,766	13,155
Corporate Shared Services	(5,036)		(3,845)		(13,255)	(11,453)

Total Company	$14,062		$6,589		$34,558	$18,772

Days Sales Outstanding:(a)
Physician Business	43.1		42.5
Elder Care Business	60.6		52.6

Days On Hand:(b)
Physician Business	41.7		39.4
Elder Care Business	31.2		29.5

Days in Accounts Payable:(c)
Physician Business	39.7		39.7
Elder Care Business	24.7		34.3

Cash Conversion Days:(d)
Physician Business	45.1		42.2
Elder Care Business	67.1		47.8

Inventory Turnover:(e)
Physician Business	8.6	x	9.1	x
Elder Care Business	11.5	x	12.2	x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average net sales. Average accounts receivable is the sum of accounts receivable, net of allowance for doubtful accounts, at the beginning and ending of the third quarter divided by two. Average net sales is the sum of net sales for each of the three months in the third quarter divided by ninety.

(b)	Days on hand (“DOH”) is average inventory divided by average cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and ending of the third quarter divided by two. Average COGS is COGS for each of the three months in the third quarter divided by ninety.

(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average COGS. Average accounts payable is the sum of accounts payable at the beginning and ending of the third quarter divided by two.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.

(e)	Inventory turnover is 360 divided by DOH.

THREE MONTHS ENDED DECMEBER 31, 2003 VERSUS THREE MONTHS ENDED DECEMBER 27, 2002

NET SALES

	For the Three Months Ended
(dollars in millions)	December 31, 2003	December 27, 2002	Increase	Percent Change

Physician Business	$ 231.4	$195.5	$ 35.9	18.3%
Elder Care Business	112.9	108.7	4.2	3.9%

Total Company	$344.3	$304.2	$40.1	13.2%

The comparability of net sales quarter over quarter was impacted by the number of selling days in each quarter. The three months ended December 31, 2003 and December 27, 2002 consisted of 60 and 62 selling days, respectively. The following table summarizes the impact of the number of selling days on net sales quarter over quarter.

	Average Daily Net Sales
(dollars in millions)	December 31, 2003	December 27, 2002	Percent Change

Physician Business	$3.9	$3.2	22.3%
Elder Care Business	1.9	1.8	7.4%

Total Company	$5.8	$5.0	17.0%

Physician Business

The change in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $12.2 million, (ii) an increase in private label consumable product sales of approximately $1.3 million, (iii) an increase in pharmaceutical product sales of approximately $20.1 million, of which approximately $9.8 million was attributable to seasonal flu vaccine sales, (iv) an increase in equipment sales of approximately $3.4 million, offset by (v) a decrease in immunoassay sales of approximately $1.2 million. Net sales continued to be positively impacted by the following revenue growth programs that were launched in June 2003 and focused on consumable products, pharmaceuticals, and equipment.

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

The following table compares the product sales mix quarter over quarter:

	For the Three Months Ended
	December 31, 2003	December 27, 2002
Consumable products	60.6%	64.9%
Pharmaceutical products	22.9%	16.7%
Equipment and Immunoassay	16.5%	18.4%

Total	100.0%	100.0%

Elder Care Business

During the three months ended December 31, 2003, net sales to regional and independent nursing home facilities increased approximately $2.3 million, which was offset by a decrease in net sales to national nursing home facilities of approximately $4.9 million. In addition, net sales to homecare providers and assisted living facilities increased $5.8 million. The growth in net sales to regional and independent nursing home facilities resulted from new customers, increased penetration in existing customer facilities, and the introduction of new product lines. The decrease in net sales to national nursing home facilities is attributable to national chain customers divesting nursing home facilities and the loss of national chain customers. The overall net sales growth was achieved through the continued implementation of the following innovative customer solutions:

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

The following table compares the customer segment sales mix quarter over quarter:

	For the Three Months Ended
	December 31, 2003	December 27, 2002
Nursing home facilities:
Corporate accounts	49.6%	57.3%
Independent accounts	27.7%	24.6%

Subtotal	77.3%	81.9%
Home care and assisted living facilities	22.7%	18.1%

Total	100.0%	100.0%

Net sales period over period were also positively impacted by the three business combinations consummated during fiscal year 2004. These business combinations provided additional net sales of approximately $5.3 million during the three months ended December 31, 2003 compared to the three months ended December 27, 2002.

GROSS PROFIT

Gross profit for the three months ended December 31, 2003 totaled $97.0 million, an increase of $11.5 million, or 13.5%, from gross profit of $85.5 million for the three months ended December 27, 2002. Gross profit as a percentage of net sales increased 10 basis points to 28.2% during the three months ended December 31, 2003 from 28.1% during the three months ended December 27, 2002. Gross profit dollars increased primarily due to the growth in net sales discussed above as well as an increase in vendor incentives earned of approximately $2.0 million. The growth in net sales combined with increased volume purchasing allowed the Company to achieve higher vendor incentive targets compared to the prior period. Gross profit as a percentage of net sales in the Physician Business decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins compared to consumable products. Gross profit as a percentage of net sales in the Elder Care Business increased primarily as a result of the replacement of low margin national accounts with higher margin regional and independent accounts and increased vendor incentives period over period.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	December 31, 2003		December 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase

Physician Business	$35.1	15.2%	$35.7	18.3%	$(0.6)
Elder Care Business	18.9	16.7%	18.1	16.7%	0.8
Corporate Shared Services	5.0	--	3.8	--	1.2

Total Company	$59.0	17.1%	$57.6	18.9%	$1.4

Physician Business

General and administrative expenses as a percentage of net sales decreased 3.1% quarter over quarter. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs, the benefit of cost reductions as a result of completing the Rationalization Programs, and the Company’s focus on reducing the cost to deliver. Warehouse expense, which is included in general and administrative expenses, was impacted the most by these initiatives. Although warehouse expenses increased $0.4 million period over period, warehouse expense as a percent of net sales decreased from 4.8% during the three months ended December 27, 2002 to

4.3% during the three months ended December 31, 2003. This percentage decrease is a result of a reduction in the Company’s delivery fleet, optimization of shipments between branches, and lower negotiated freight rates. However, this decrease was slightly offset by an increase in freight costs due to the net sales growth, an increase in salary expenses, and an increase in fuel costs. The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) other general and administrative expenses decreased approximately $1.1 million which is discussed below under the caption Other General and Administrative Expenses, (ii) salary expenses decreased approximately $0.4 million related to lower head count as a result of the Rationalization Programs and the centralization of the accounts payable function to corporate headquarters in Jacksonville, Florida, offset by general wage increases, (iii) depreciation expense increased approximately $0.8 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, and (iv) incentive compensation increased approximately $0.3 million as a result of improved branch profitability.

Elder Care Business

General and administrative expenses as a percentage of net sales remained relatively constant quarter over quarter. Warehouse expense, which is included in general and administrative expenses, was impacted by the Company’s focus on reducing the cost to deliver. Warehouse expenses slightly decreased period over period while warehouse expense as a percent of net sales decreased from 7.1% during the three months ended December 27, 2002 to 6.7% during the three months ended December 31, 2003. This percentage decrease is a result of leveraging the net sales growth across the relative fixed payroll costs for warehouse personnel and delivery costs. In addition, this decrease is attributable to an overall reduction in freight costs due to lower negotiated freight rates, offset by an increase in freight costs due to the net sales growth and an increase in fuel costs. The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) the provision for bad debt expense decreased approximately $0.6 million primarily due to the change in accounting estimate (refer to discussion below in Application of Critical Accounting Policies-Estimating Allowances for Doubtful Accounts), (ii) salary expense increased approximately $0.6 million for general wage increases and additional employees as a result of the business combinations, (iii) amortization of intangible assets increased approximately $0.3 million as a result of the recent business combinations, and (iv) employee benefits and insurance decreased approximately $0.2 million as a result of fewer medical claims quarter over quarter.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in legal and professional fees of approximately $0.8 million due to the settlement of the class action lawsuit and compliance with Section 404 of the Sarbanes-Oxley Act, (ii) an increase in incentive compensation of approximately $0.6 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003, (iii) an increase in business insurance expense of approximately $0.5 million primarily due to rate increases on the corporate umbrella and director and officer policies and loss experience, offset by (v) a decrease in other general and administrative expenses of approximately $0.9 million which is discussed below under the caption Other General and Administrative Expenses.

The comparability of general and administrative expenses period over period is impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred in connection with providing certain services to the buyer under the transition services agreement. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), the Company allocated corporate overhead expenses to discontinued operations that are directly attributable to the operations of the Imaging Business. EITF 87-24 states that indirect expenses are not allocable to discontinued operations. During the three months ended December 27, 2002, the Company incurred approximately $2.8 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. The Company allocated approximately $1.2 million of these expenses to discontinued operations, which represented direct overhead expenses for the period from September 28, 2002 to December 27, 2002.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $2.0 million during the three months ended December 31, 2003 compared to the same period in the prior fiscal year. The following tables summarize other general and administrative expenses (in millions) by business segment:

	Three Months Ended December 31, 2003
	Physician Business	Corporate Shared Services	Total
Restructuring costs and expenses	$0.2	$--	$0.2
Accelerated depreciation	--	--	--
Merger costs and expenses	--	--	--
Reversal of operational tax charge	--	--	--
Rationalization expenses	0.1	--	0.1

Total	$0.3	$--	$0.3

	Three Months Ended December 27, 2002
	Physician Business	Corporate Shared Services	Total
Restructuring costs and expenses	$0.4	$0.4	$0.8
Accelerated depreciation	0.1	--	0.1
Merger costs and expenses	--	0.6	0.6
Reversal of operational tax charge	--	(0.1)	(0.1)
Rationalization expenses	0.9	--	0.9

Total	$1.4	$0.9	$2.3

Restructuring costs and expenses for the three months ended December 27, 2002 primarily relate to charges recorded for the plan adopted by the Physician Business during the fourth quarter of fiscal year 2002 and the plan adopted by Corporate Shared Services during the three months ended December 27, 2002. During the three months ended December 27, 2002, the Physician Business recorded charges of $0.4 million, which primarily relate to branch shutdown costs. During the three months ended December 27, 2002, Corporate Shared Services recorded charges of $0.4 million, which primarily relate to involuntary employee termination costs.

Merger costs and expenses for the three months ended December 27, 2002 include costs related to employee retention bonuses to retain certain officers and key employees that were fully paid during fiscal year 2003.

Rationalization expenses are costs incurred as a result of the conversion to the new ERP system, the centralization of the purchasing function, and a restructuring plan that was adopted during the fourth quarter of fiscal year 2002.

SELLING EXPENSES

	For the Three Months Ended
	December 31, 2003		December 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	of Net Sales	Increase

Physician Business	$19.8	8.6%	$18.1	9.2%	$1.7
Elder Care Business	4.2	3.7%	3.2	2.9%	1.0

Total Company	$24.0	7.0%	$21.3	7.0%	$2.7

Physician Business and Elder Care Business

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The Physician Business’ selling expenses as a percentage of net sales decreased 60 basis points due to a decrease in gross profit as a percentage of net sales resulting from an increased sales volume of pharmaceutical products, which generate lower gross profit margins. The Elder Care Business’ selling expenses as a percentage of net sales increased 80 basis points due to an increase in gross profit as a percentage of net sales resulting from the addition of higher margin business, the addition of sales representatives and regional account executives, and the launch of commission promotion programs to support the sales initiatives discussed above.

INCOME FROM OPERATIONS

	For the Three Months Ended
	December 31, 2003		December 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$12.6	5.5%	$5.9	3.0%	$6.7
Elder Care Business	6.5	5.7%	4.6	4.2%	1.9
Corporate Shared Services	(5.0)	--	(3.9)	--	(1.1)

Total Company	$14.1	4.1%	$6.6	2.2%	$7.5

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2003 totaled $1.4 million, a decrease of $0.9 million, or 36.7%, from interest expense of $2.3 million for the three months ended December 27, 2002. Interest expense allocated to discontinued operations was $0.5 million during the three months ended December 27, 2002. In accordance with EITF 87-24, a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company can be allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. Excluding the effects of the allocation of interest expense to discontinued operations, interest expense decreased approximately $1.4 million due to a lower average total debt outstanding and a general reduction in interest rates as a result of refinancing the Notes. The average interest rate for the three months ended December 31, 2003 was approximately 5.1% compared to 7.9% for the three months ended December 27, 2002.

OTHER INCOME

Other income for the three months ended December 31, 2003 totaled $0.4 million, a decrease of $1.5 million from other income of $1.9 million for the three months ended December 27, 2002. During the three months ended December 31, 2003 and December 27, 2002, approximately $0.2 million and $1.6 million, respectively, of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The transitional services agreement terminated during the third quarter of fiscal year 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $4.7 million for the three months ended December 31, 2003, an increase of $2.3 million from the provision for income taxes of $2.4 million for the three months ended December 27, 2002. The effective income tax rate was approximately 36.2% and 37.5% for the three months ended December 31, 2003 and December 27, 2002, respectively. The provision for income taxes increased approximately $2.6 million as a result of an increase in income from continuing operations before provision for income taxes. The decrease in the effective rate is primarily attributable to a decrease in unfavorable permanent adjustments and an increase in expected annual income from continuing operations before provision for income taxes. The change in the permanent adjustments primarily relates to an increase in the value of cash surrender value life insurance policies which was slightly offset by an increase in nondeductible amortization of intangibles.

During fiscal year 2002, the Internal Revenue Service (“IRS”) notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report related to the fiscal years ended March 31, 2000 and March 30, 2001. The Company intends to appeal certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

During fiscal year 2002, the Company sold its European Operations. As a result of this sale, the Company recorded a capital loss carryforward and a valuation allowance was established as management believed it was more likely than not that the Company would be unable to use this loss before its expiration in fiscal year 2007. Based on recent Tax Court rulings, the Company filed a refund claim during the three months ended December 31, 2003 with the IRS to report a ordinary worthless stock deduction on the sale of its European Operations. This claim has been formally denied by the IRS as part of the audit of fiscal years ended March 31, 2000 and March 30, 2001. The claim has been combined with the formal protest to the results of the audit and the Company is awaiting notification of receipt from the Appeals Office of the IRS. If the Company is successful in defending its claim filed with the IRS in Appeals, the valuation allowance would be reversed against the provision for income taxes, which represents approximately $5.2 million or $0.08 earnings per diluted share.

During the three months ended December 31, 2003, the IRS began fieldwork on the audit of fiscal years ending March 29, 2002 and March 28, 2003. Management anticipates fieldwork for these tax years to be completed during the first quarter of fiscal year 2005. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $93.2 million for the three months ended December 27, 2002. The pretax loss from operations was $3.6 million for the three months ended December 27, 2002. The Imaging Business was sold on November 18, 2002.

The Company recorded a $2.4 million income tax benefit related to the operations and disposal of the Imaging Business during the three months ended December 27, 2002. As a result of the sale of the Imaging Business, the Company recorded a total deferred tax asset of approximately $57.2 million, which represents the tax effect of the anticipated income tax net operating loss (“NOL”) generated from the transaction. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

NET INCOME

Net income for the three months ended December 31, 2003 totaled $8.3 million compared to net income of $0.6 million for the three months ended December 27, 2002. Net income for the three months ended December 27, 2002 included a charge of $3.4 million for the loss from discontinued operations. Otherwise, variances are due to the factors discussed above.

NINE MONTHS ENDED DECEMBER 31, 2003 VERSUS NINE MONTHS ENDED DECEMBER 27, 2002

NET SALES

	For the Nine Months Ended
(dollars in millions)	December 31, 2003	December 27, 2002	Increase	Percent Change

Physician Business	$ 653.1	$563.1	$ 90.0	16.0%
Elder Care Business	347.1	317.0	30.1	9.5%

Total Company	$1,000.2	$880.1	$120.1	13.7%

The comparability of net sales period over period was impacted by the number of selling days in each period. The nine months ended December 31, 2003 and December 27, 2002 consisted of 192 and 189 selling days, respectively. The following table summarizes the impact of the number of selling days on net sales period over period.

	Average Daily Net Sales
dollars in millions)	December 31, 2003	December 27, 2002	Percent Change

Physician Business	$3.4	$3.0	14.2%
Elder Care Business	1.8	1.7	7.8%

Total Company	$5.2	$4.7	11.9%

Physician Business

The change in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $39.9 million, (ii) an increase in private label consumable sales of approximately $6.3 million, (ii) an increase in pharmaceutical product sales of approximately $35.9 million, of which approximately $13.2 million was attributable to seasonal flu vaccine sales, (iii) an increase in equipment sales of approximately $11.5 million, offset by (iv) a decrease in immunoassay sales of approximately $3.3 million, of which approximately $1.2 million was related to the United States Food and Drug Administration recall of glycated hemoglobin in July 2002. Net sales continued to be positively impacted by revenue growth programs launched during June 2003, which were discussed in the three-month net sales discussion above.

The following table compares the product sales mix period over period:

	For the Nine Months Ended
	December 31, 2003	December 27, 2002
Consumable products	64.4%	66.5%
Pharmaceutical products	17.7%	14.1%
Equipment and Immunoassay	17.9%	19.4%

Total	100.0%	100.0%

Elder Care Business

During the nine months ended December 31, 2003, net sales to regional and independent nursing home facilities increased approximately $13.0 million, which was offset by a decrease in net sales to national nursing home facilities of approximately $7.4 million. In addition, net sales to homecare providers and assisted living facilities increased $23.2 million and housekeeping product sales increased approximately $2.7 million. This growth in net sales resulted from new customers, increased penetration in existing customer facilities, and the introduction of new product lines. However, the growth was partially offset by the loss of revenues attributable to national chain customers divesting nursing home facilities and the loss of national chain customers. This sales growth was achieved through the continued implementation of the innovative customer solutions discussed in the three-month net sales discussion above.

In addition, during the nine months ended December 31, 2003, the Company acquired certain assets and assumed certain liabilities of two service companies that provide ancillary billing services to the long-term care industry and one long-term care medical supply distributor. These business combinations provided additional net sales of approximately $7.4 million. In addition, the acquisition completed in September 2002 provided approximately $4.5 million of additional net sales during the nine months ended December 31, 2003.

During the three months ended October 3, 2003, the Company signed an exclusive distribution agreement with Graham Field Health Products, Inc. (“Graham Field”) to market durable medical equipment (“DME”) to the long-term care, assisted living, and home care markets. The Company began selling DME equipment under this agreement beginning in the third quarter of fiscal year 2004.

The following table compares the customer segment sales mix quarter over quarter:

	For the Nine Months Ended
	December 31, 2003	December 27, 2002
Nursing home facilities:
Corporate accounts	52.6%	58.6%
Independent accounts	25.7%	25.2%

Subtotal	78.3%	83.8%
Home care and assisted living facilities	21.7%	16.2%

Total	100.0%	100.0%

GROSS PROFIT

Gross profit for the nine months ended December 31, 2003 totaled $283.0 million, an increase of $34.2 million, or 13.9%, from gross profit of $248.8 million for the nine months ended December 27, 2002. Gross profit as a percentage of net sales remained constant at 28.3% period over period. Gross profit dollars increased primarily due to the growth in net sales discussed above as well as an increase in vendor incentives earned of approximately $3.8 million. The growth in net sales combined with increased volume purchasing allowed the Company to achieve higher vendor incentive targets compared to the prior period. Gross profit as a percentage of net sales in the Physician Business decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins compared to consumable products. Gross profit as a percentage of net sales in the Elder Care Business increased primarily as a result of the replacement of low margin national accounts with higher margin regional and independent accounts and increased vendor incentives period over period. Gross profit during the nine months ended December 27, 2002 was negatively impacted by a charge of approximately $2.0 million recorded by the Physician Business to terminate the Candela Corporation distribution agreement. Gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and equipment in the Physician Business, which generate lower gross profit margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Nine Months Ended
	December 31, 2003		December 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$107.1	16.4%	$102.9	18.3%	$4.2
Elder Care Business	58.3	16.8%	53.2	16.8%	5.1
Corporate Shared Services	13.3	--	11.5	--	1.8

Total Company	$178.7	17.9%	$167.6	19.0%	$11.1

Physician Business

General and administrative expenses decreased 1.1% as a percentage of net sales period over period. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs, the benefit of cost reductions as a result of completing the Rationalization Programs, and the Company’s focus on reducing the cost to deliver. Warehouse expense, which is included in general and administrative expenses, was impacted the most by these two initiatives. Although warehouse expenses increased $2.9 million period over period, warehouse expense as a percent of net sales slightly decreased from 4.7% during the three months ended December 27, 2002 to 4.5% during the three months ended December 31, 2003. This percentage decrease is a result of a reduction in the Company’s delivery fleet, optimization of shipments between branches, and lower negotiated freight rates. However, this decrease was slightly offset by an increase in freight costs due to the net sales growth, an increase in salary expenses, and an increase in fuel costs. The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) meeting expenses increased approximately $1.1 million primarily as a result of the two regional sales meetings held in June 2003 to launch the new sales growth programs, (ii) incentive compensation increased approximately $0.9 million as a result of improved branch profitability, (iii) employee benefits and insurance increased approximately $0.8 million as a result of increased medical claims quarter over quarter, (iv) depreciation expense increased approximately $0.5 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, offset by (v) a decrease in other general and administrative expenses of approximately $2.4 million which is discussed below under the caption Other General and Administrative Expenses, and (vi) a decrease in salary expenses of approximately $0.9 million related to lower head count as a result of the Rationalization Programs and the centralization of the accounts payable function to corporate headquarters in Jacksonville, Florida, offset by general wage increases.

Elder Care Business

General and administrative expenses as a percentage of net sales remained relatively constant period over period. Warehouse expense, which is included in general and administrative expenses, was impacted by the Company’s focus on reducing the cost to deliver. Warehouse expenses increased $1.6 million period over period while warehouse expense as a percent of net sales slightly decreased from 6.9% during the three months ended December 27, 2002 to 6.8% during the tree months ended December 31, 2003. The following details the significant dollar increases in various components of general and administrative expenses: (i) salary expense increased approximately $1.0 million due to general wage increases and additional employees as a result of the business combinations, (ii) the provision for bad debt expense increased approximately $0.8 million primarily due to an overall increase in the accounts receivable base of approximately $12.5 million resulting from the net sales growth discussed above, an increase in past due amounts, and a customer filing for bankruptcy during the three months ended June 30, 2003, offset by the effect of the change in accounting estimate (refer to discussion below in Application of Critical Accounting Policies-Estimating Allowances for Doubtful Accounts), (iii) amortization of intangible assets increased approximately $0.3 million as a result of the recent business combinations, and (iv) meeting expenses increased approximately $0.3 million primarily as a result of the additional sales meetings held to launch the new DME sales initiative.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in incentive compensation of approximately $1.8 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003, (ii) an increase in business insurance expense of approximately $1.2 million due to rate increases on the corporate umbrella and director and officer policies and loss experience, (iii) an increase in legal and professional fees of approximately $1.1 million due to the settlement of the class action lawsuit and compliance with Section 404 of the Sarbanes-Oxley Act, offset by (iii) a decrease in other general and administrative expenses of approximately $5.8 million which is discussed below under the caption Other General and Administrative Expenses, and (iv) a decrease in the cost of the private data network of approximately $1.1 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission.

As discussed above, the comparability of general and administrative expenses period over period is impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred in connection with providing certain services to the buyer under the transition services agreement. During the nine months ended December 27, 2002, the Company incurred approximately $8.5 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. The Company allocated approximately $5.5 million of these expenses to discontinued operations, which represented direct overhead expenses for the period from March 30, 2002 to December 27, 2002. The expenses associated with providing services under the transition services agreement are recorded as a component of general and administrative expenses and the reimbursement is recorded in other income in the accompanying statements of operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $8.2 million period over period. The following tables summarize other general and administrative expenses (in millions) by business segment:

	Nine Months Ended December 31, 2003
	Physician Business	Corporate Shared Services	Total
Restructuring costs and expenses	$0.6	$--	$0.6
Merger costs and expenses	--	--	--
Accelerated depreciation	0.1	--	0.1
Reversal of operational tax charge	--	(1.4)	(1.4)
Rationalization expenses	0.8	--	0.8
Other	0.2	--	0.2

Total	$1.7	$(1.4)	$0.3

	Nine Months Ended December 27, 2002
	Physician Business	Corporate Shared Services	Total
Restructuring costs and expenses	$0.9	$0.4	$1.3
Merger costs and expenses	--	1.3	1.3
Accelerated depreciation	0.2	--	0.2
Reversal of operational tax charge	--	(0.2)	(0.2)
Rationalization expenses	2.7	--	2.7
Other	0.3	2.9	3.2

Total	$4.1	$4.4	$8.5

Restructuring costs and expenses for the nine months ended December 31, 2003 and December 27, 2002 primarily relate to charges recorded for the plans adopted by the Physician Business during the fourth quarter of fiscal year 2003 and the fourth quarter of fiscal year 2002. Management does not expect material charges related to these plans during the remainder of fiscal year 2004. During the nine months ended December 27, 2002, the Physician Business recorded charges of $1.6 million, which primarily included branch shutdown costs and involuntary employee termination costs. In addition, management re-evaluated its estimates for previously adopted plans and reversed approximately $0.7 million.

Merger costs and expenses for the nine months ended December 27, 2002 include costs related to employee retention bonuses to retain certain officers and key employees that were fully paid during fiscal year 2003.

The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, unclaimed property, and property tax payments that were not remitted on a timely basis to taxing authorities. These charges related to periods prior to the acquisition of Gulf South Medical Supply, Inc. in March 1998. The Company reviewed all available information, including tax exemption notices received, and recorded charges to general and administrative expenses during the period in which the tax noncompliance issues arose. On a quarterly basis, management performed an analysis of the estimated remaining exposure and records adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information. During the nine months ended December 31, 2003 and December 27, 2002, the Company reversed $1.4 million and $0.2 million of the previously recorded operating tax charge reserve, respectively. At December 31, 2003, there was no remaining balance in the reserve.

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

SELLING EXPENSES

	For the Nine Months Ended
	December 31, 2003		December 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$58.3	8.9%	$53.2	9.4%	$5.1
Elder Care Business	11.4	3.3%	9.3	2.9%	2.1

Total Company	$69.7	7.0%	$62.5	7.1%	$7.2

Physician Business and Elder Care Business

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The Physician Business’ selling expenses as a percentage of net sales decreased 50 basis points due to a decrease in gross profit as a percentage of net sales resulting from an increased sales volume of pharmaceutical products and equipment, which generate lower gross profit margins. The Elder Care Business’ selling expenses as a percentage of net sales increased 40 basis points due to an increase in gross profit as a percentage of net sales resulting from the addition of higher margin business, the addition of sales representatives and regional account executives, and the launch of commission promotion programs to support the sales initiatives discussed above.

INCOME FROM OPERATIONS

	For the Nine Months Ended
	December 31, 2003		December 27, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$32.0	4.9%	$17.1	3.0%	$14.9
Elder Care Business	15.8	4.5%	13.2	4.1%	2.6
Corporate Shared Services	(13.2)	--	(11.5)	--	(1.7)

Total Company	$34.6	3.5%	$18.8	2.1%	$15.8

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the nine months ended December 31, 2003 totaled $3.9 million, a decrease of $3.3 million, or 45.6%, from interest expense of $7.2 million for the nine months ended December 27, 2002. Interest expense allocated to discontinued operations was $2.2 million during the nine months ended December 27, 2002. In addition, interest expense for the nine months ended December 27, 2002 includes $0.4 million of accelerated amortization of debt issuance costs related to retiring $19.0 million of the 8 ½% Senior Subordinated Notes (the “Notes”). Excluding the effects of the allocation of interest expense to discontinued operations and the accelerated amortization of debt issuance costs, interest expense decreased approximately $5.5 million due to lower average total debt outstanding and a general reduction of interest rates primarily due to refinancing the Notes. The average interest rate for the nine months ended December 31, 2003 was approximately 5.3% compared to 8.3% for the nine months ended December 27, 2002.

OTHER INCOME

Other income for the nine months ended December 31, 2003 totaled $3.7 million, an increase of $3.1 million from other income of $2.1 million for the nine months ended December 27, 2002. During the nine months ended December 31, 2003 and December 27, 2002, approximately $3.0 million and $1.6 million, respectively, of other income was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. The transitional services agreement terminated during the third quarter of fiscal year 2004. The increase in other income was offset by a decrease in the amount of customer finance charge income of approximately $0.2 million on the Physician Business’ customer accounts. Other income for the nine months ended December 27, 2002 includes $0.7 million of redemption premiums that were paid as a result of the early extinguishment of the Notes.

PROVISION FOR INCOME TAXES

Provision for income taxes was $13.2 million for the nine months ended December 31, 2003, an increase of $7.9 million from the provision for income taxes of $5.3 million for the nine months ended December 27, 2002. The effective income tax rate was approximately 38.3% and 37.3% for the nine months ended December 31, 2003 and December 27, 2002, respectively. The increase in the effective rate is primarily attributable to the expected increase in annual income from continuing operations before provision for income taxes as well as an increase in the permanent adjustment for nondeductible amortization of intangible assets. The provision for income taxes increased approximately $7.5 million as a result of an increase in income from continuing operations before provision for income taxes. The provision for income taxes for the nine months ended December 27, 2002 is net of a benefit of approximately $0.4 million related to the loss on extinguishment of the Notes of $1.1 million.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $445.6 million for the nine months ended December 27, 2002. The pretax loss from operations was $6.7 million for the nine months ended December 27, 2002. The Imaging Business was sold on November 18, 2002. The Company recorded a $38.3 million income tax benefit related to the operations and disposal of the Imaging Business during the nine months ended December 27, 2002. As a result of the sale of the Imaging Business, the Company has recorded a total deferred tax asset of approximately $57.2 million, which represents the tax effect of the anticipated income tax NOL to be generated from the transaction.

During the nine months ended December 31, 2003, the Company recorded a charge of approximately $0.3 million, net of a benefit of income taxes of $0.2 million, for additional legal and professional fees associated with the arbitration proceedings. (Refer to Note 12, Discontinued Operations.)

NET INCOME

Net income for the nine months ended December 31, 2003 totaled $20.9 million compared to a net loss of $52.0 million for the nine months ended December 27, 2002. The net loss for the nine months ended December 27, 2002 included a charge of $60.9 million for the loss from discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

	Three Months Ended		Nine Months Ended
(dollars in thousands)	December 31, 2003	December 27, 2002	December 31, 2003	December 27, 2002

Cash Flow Information:
Net cash provided by operating
activities	$12,995	$7,151	$31	$27,716
Net cash (used in) provided by
investing activities	(10,159)	11,241	(31,579)	(909)
Net cash provided by (used in)
financing activities	3,456	(15,606)	28,281	(44,589)

Net increase (decrease) in cash
and cash equivalents	$6,292	$2,786	$(3,267)	$(17,782)

	As of
(dollars in thousands)	December 31, 2003	March 28, 2003

Capital Structure:
Bank debt	$114,253	$83,000
Cash and cash equivalents	(15,904)	(19,171)

Net debt	$98,349	$63,829
Shareholders' equity	262,871	245,186

Total Capital	$361,510	$309,015

Operational Working Capital:(a)
Accounts receivable	$188,371	$154,393
Inventory	113,306	79,747
Accounts payable	(105,035)	(90,635)

	$196,642	$143,505

(a)     Operational working capital is the sum of accounts receivable and inventory, less accounts payable.

Discussion of Cash Flows From Operating, Investing, and Financing Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of discontinued operations, non-cash expenses, loss on the sale of property and equipment, and changes in operating assets and liabilities.

Growth initiatives implemented in June 2003 by the Physician and Elder Care segments have resulted in an increase of consolidated net sales during the nine months ended December 31, 2003, of 13.7% (11.9% on a same day sales basis) compared to the same period prior year. As a result of core business growth, operational working capital has increased approximately $53.1 million over the last nine months. A portion of this increase is directly attributable to normal accounts receivable and inventory growth to support business growth initiatives. During the nine months ended December 31, 2003:

  Accounts receivable increased by approximately $32.4 million primarily due to the revenue growth initiatives in the Physician and Elder Care Businesses discussed above.
  Inventory increased by approximately $33.6 million primarily to support pharmaceutical sales growth in the Physician Business and expansion into the DME and housekeeping markets by the Elder Care Business. As a result, the Physician and Elder Care Businesses’ inventory turns decreased slightly quarter over quarter. In addition, approximately $5.0 million of inventory was purchased at quarter-end to take advantage of favorable product cost before vendor price increases became effective.
  The increase in accounts payable of approximately $14.4 million was less than the increase in inventories as a result of accelerating payments to select vendors to take advantage of more favorable discount terms.

Overall, net cash provided by operating activities during the nine months ended December 31, 2003, was flat. However, net cash provided by operating activities during the three months ended December 31, 2003, increased by $13.0 million. This was primarily attributable to the leveling of inventory growth compared to prior periods during this fiscal year.

Net cash used in investing activities was higher during the nine months ended December 31, 2003 compared to the nine months ended December 27, 2002 due to the payments for acquired companies, capital expenditures, and the use of cash as a result of the sale of the Imaging Business. Capital expenditures during the nine months ended December 31, 2003 and December 27, 2002 totaled $10.4 million and $8.5 million, respectively, of which approximately $5.6 million and $2.9 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $2.8 million and $4.0 million during the nine months ended December 31, 2003 and December 27, 2002, respectively.

Cash provided by financing activities during the nine months ended December 31, 2003 was primarily a result of the Company borrowing funds against its revolving line of credit. The net proceeds from the revolving line of credit were approximately $31.3 million and were used to fund the acquisitions in the Elder Care Business and support the additional working capital requirements created by revenue growth in both the Physician and Elder Care Businesses. In addition, on October 1, 2003 the Company received approximately $1.2 million from the former Chairman and Chief Executive Officer for full payment of one of his outstanding notes receivable. Cash provided by financing activities was also impacted by the repurchase of $5.6 million and $25.2 million of the Company’s common stock under Board of Director approved share repurchase programs during the nine months ended December 31, 2003 and December 27, 2002, respectively. For the nine months ended December 31, 2003, the Company repurchased approximately 1.0 million shares of common stock at an average price of $5.92 per common share. For the nine months ended December 27, 2002, the Company repurchased approximately 3.6 million shares of the Company’s common stock at an average price of $7.13 per common share. Additionally, $19.7 million was used to retire a portion of the Company’s 8 ½% Senior Subordinated Notes during the nine months ended December 27, 2002.

Capital Resources

Senior management and the Board of Directors determine the amount of capital resources that the Company maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support the existing business are adequate.

The revolving line of credit, which is an asset-based agreement, is the Company’s primary capital resource and furnishes the financial strength to support the business and service levels in a time of rapid revenue growth by using the strength of the Company’s working assets as collateral to support necessary liquidity. Over the long-term, the Company’s priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

At December 31, 2003, the Company’s maximum availability under the revolving line of credit was $200 million. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. At December 31, 2003, the Company had sufficient assets based on eligible inventories and accounts receivables to borrow up to $165.8 million of the $200 million revolving line of credit.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by (i) maintaining appropriate levels of liquidity under its revolving line of credit and (ii) using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of December 31, 2003, the Company has not entered into any material working capital commitments, other than those that are disclosed in the future minimum obligation table below, that require funding.

Revolving Credit Agreement

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Borrower party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). On December 16, 2003, the Company entered into a second amended and restated Credit Agreement (the “Amended Credit Agreement”), which matures on March 28, 2006. The Amended Credit Agreement primarily increased the availability of borrowings under the Credit Facility from $150 million to $200 million (“Amended Credit Facility”). Availability of borrowings under the Credit Facility depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. The Amended Credit Facility bears interest at the Bank’s prime rate plus a margin of between -0.25% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“Leverage Ratio”), as defined in the Amended Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s Leverage Ratio. Under the Amended Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Proceeds from the Amended Credit Facility will be used to fund the Company’s anticipated future requirements for working capital, capital expenditures, acquisitions, and issue letters of credit. At December 31, 2003 and March 28, 2003, there was $114.3 million and $83.0 million, respectively, outstanding under the revolving line of credit.

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

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the funded debt to EBITDA margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. The unrealized gain, net of taxes, which is included in accumulated other comprehensive income in the accompanying balance sheet, for the estimated fair value of the swap agreement is immaterial at December 31, 2003.

Debt Rating

The Company’s debt is rated by nationally recognized rating agencies. Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. Ratings are always subject to change and there can be no assurance that the Company’s ratings will continue for any given period of time.

The Company maintains ratings with two leading corporate and credit rating agencies: Standard and Poor’s and Moody’s Investor Services. On December 3, 2003, the Company received a revised outlook from Standard and Poor’s from stable to positive. Additionally, Standard and Poor’s affirmed its corporate credit and senior secured debt rating of BB-. The Company maintains a stable outlook from Moody’s Investor Services and a senior implied rating of Ba3 and a long-term issuer rating of B1.

Liquidity and Capital Resource Outlook

Based on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors, the Company may seek to retire its outstanding equity through cash purchases and/or exchange its debt for equity securities. The Company may also seek to issue additional debt or equity to meet its future liquidity requirements. Such transactions may occur in the open market, privately negotiated transactions, or otherwise. The amounts involved may be material.

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

	Fiscal Years
	2004 (remaining 3 months)	2005	2006	2007	2008	Thereafter	Total
Revolving line of credit(a)	$114,253	$--	$--	$--	$--	$--	$114,253
Operating leases:
Operating	5,300	18,317	13,034	9,266	4,554	6,225	56,696
Restructuring	273	596	243	19	--	--	1,131
Noncompetition agreements	250	173	36	35	28	114	636
Employment agreements	--	162	--	--	--	--	162
Purchase commitments(b),(c)	612	44,534	7,868	8,350	8,876	4,588	74,828

Total	$120,688	$63,782	$21,181	$17,670	$13,458	$10,927	$247,706

(a)	The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the New Credit Facility does not expire until March 26, 2006. The Company is not obligated to repay the amount outstanding under the revolving line of credit during fiscal year 2004.

(b)	The purchase commitments primarily relate to an exclusive distribution agreement entered into by the Elder Care Business, whereby a minimum purchase of $7.0 million of product by September 30, 2004 is required. For each one year period thereafter through September 2008, the purchases shall not be less than the sum of $7.0 million plus 7.0% compounded annually.

(c)	The purchase commitments for fiscal year 2005 include an agreement entered into by the Physician Business, whereby a minimum purchase of approximately $39.5 million of flu vaccines is required.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates the estimates, judgments and the policies underlying these estimates on a periodic basis as situations change, and regularly discusses financial events, policies, and issues with members of its audit committee and independent accountants. The significant accounting policies, which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations, include those detailed in the Company’s Annual Report on Form 10-K for the year ended March 28, 2003 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following reflects material changes to such disclosures during the nine months ended December 31, 2003.

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

The United States Federal Government recently enacted changes to the Medicare Prospective Pay System (“PPS”) that became effective October 1, 2003. PPS, originally enacted in July 1998, limited government payments to long-term care providers to federally established cost levels. The recent changes to Medicare resulted in an approximate $850 million addition to reimbursement funding for providers of elder care services that are part of the federal Medicare annual budget. In addition, the United States Federal Government also increased state Medicaid funding by $10 billion for providers of elder care services. As a result of the recent Medicare and Medicaid changes, providers of elder care services and the elder care industry are anticipated to receive increased reimbursement from these sources.

Two events took place during the three months ended December 31, 2003 which caused the Elder Care Business to review its method for establishing allowance for doubtful accounts. First, changes to Medicare and Medicaid reimbursement rates became effective. These changes are expected to positively impact the financial condition of elder care providers and the financial strength of the elder care industry. Second, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for its elder care customers. Based on the results of this analysis, combined with the changes to the reimbursement rates, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, management revised the estimates used to establish the allowance for doubtful accounts for the Elder Care Business. This change in estimate reduced the reserve percentages applied to various aging classes of accounts receivable, to more closely reflect actual collection and write-off history that the Company has experienced and expects to experience in the future. The impact of reducing the reserve percentages was approximately $1.7 million, or $0.015 basic and diluted earnings per share for the three and nine months ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Background and Basis of Presentation, for a discussion of recent accounting pronouncements and their impact on the Company’s financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors that may affect future results include those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following reflects material changes to such disclosures during the nine months ended December 31, 2003.

The Company’s business, marketing activities, and pricing are subject to review by federal or state agencies.

Because government health care programs, including Medicare and Medicaid, often reimburse the cost of the Company’s products, the Company's business, marketing activities, and pricing are subject to review by federal or state agencies, including the United States Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. Although the Company attempts to comply with law and regulations applicable to medical products and supplies, such standards are rapidly developing and often subject to multiple interpretations. Failure to comply with such laws and regulations could have a material adverse affect on the Company.

During the nine months ended December 31, 2003, the Company acquired two companies that provide billing services to the long-term care industry. As a result, the Company is directly subject to Medicare laws and regulations regarding billing, coding, claim submission, and coverage. Failure to comply with the regulations governing Medicare reimbursement or financial reporting, or otherwise committing healthcare fraud or securities law violations, could subject the Company to delays or loss of reimbursement, recoupment of amounts previously paid, substantial fines or penalties, and other sanctions, including exclusion from participation in any federal health care program. The government is actively involved in enforcement of allegations of health care fraud. In addition, the federal False Claims Act creates a financial incentive for private individuals, called whistleblowers, to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. An adverse determination regarding the Company's compliance with Medicare's billing, coding, claim submission, and coverage requirements, brought by either the government or a private individual, could have a material effect on the Company's financial position and results of operations.

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

PART II —OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 11, Commitments and Contingencies, of this Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the year ended on March 28, 2003.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Amendment No. 2 to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company's subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger

10.2*	Fifth Amendment to the Amended and Restated Savings Plan

10.3*	Severance Agreement, dated as of October 20, 2003, by and between the Company and Tony Oglesby

10.4*	Employment Agreement, dated as of November 1, 2003, by and between the Company and Gary J. Nutter

15	Awareness Letter from KPMG LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

* Represents a management contract or compensatory plan or arrangement

(b)     Reports on Form 8-K:

        The following current reports on Form 8-K were furnished during the quarter ended December 31, 2003:

Date of Report	Item Reported
October 29, 2003	Furnished to announce the Company's financial results for the quarter ended October 3, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 16, 2004.

PSS WORLD MEDICAL, INC By: /s/ David M. Bronson David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)