Form 10-K
period 2004-04-02
PSS WORLD MEDICAL INC
filed 2004-06-14
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 2004

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

Common Stock, $0.01 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by nonaffiliates, computed by reference to the closing price as reported on the NASDAQ, as of October 3, 2003 was approximately $571,788,000.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at June 8, 2004, was 64,958,169.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 2, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Annual Report on Form 10-K and reports to stockholders. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “intends,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K that involve risks and uncertainties include, without limitation:

•	the Company may selectively make acquisitions to broaden its reach and leverage its infrastructure;

•	management’s belief that the recent changes to Medicare and Medicaid reimbursement rates and the introduction of the Medicare/Medicaid prescription drug program that became effective beginning in the U.S. government fiscal year 2004 will positively impact the financial condition of elder care providers and financial strength of the elder care industry;

•	management’s expectation that general and administrative expenses will decrease approximately $4.0 million during fiscal year 2005 as a result of Materials Management restructuring contracts and/or redesigning processes;

•	management’s expectation that the implementation of the JD Edwards distribution modules at the Elder Care Business distribution centers will be successfully completed without disrupting the operations of the business during the first quarter of fiscal year 2006;

•	management’s belief that the ultimate outcome of the various litigation matters described in Item 3, Legal Proceedings, and Note 15, Commitments and Contingencies, and various other litigation that have arisen in the normal course of business will not have a material adverse effect on the Company’s business, financial condition or results of operations;

•	management’s belief that the ultimate outcome of the arbitration proceedings with the buyer of the Imaging Business will not have a material adverse effect on the Company’s business, financial condition or results of operations;

•	the Company’s intent to vigorously defend against the claims from the latex glove product liability litigation, the securities class action lawsuits, and the claims from the buyer of the Imaging Business, among others;

•	nursing home divestitures within the Elder Care Business may continue to impact fiscal year 2005 as large, national chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, high insurance costs, and litigation exposure;

•	management’s expectation that gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins;

•	management’s expectation that gross profit as a percent of net sales may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

•	management’s anticipation that rising fuel costs may negatively impact both the Physician Business’ and the Elder Care Business’ cost to deliver or expected improvements in cost to deliver during fiscal year 2005;

•	management’s expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

•	management’s belief that we may, from time-to-time, seek to retire our outstanding debt or equity through cash purchases and/or exchanges for equity securities, in open-market purchases, privately negotiated transactions or otherwise and such amounts involved may be material;

•	the possibility that the Company may seek to issue additional debt or equity to meet its future liquidity requirements;

•	management’s expectations that the effect of adopting Financial Accounting Standards Board Interpretation No. 46 R, Consolidation of Variable Interest Entities, Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, did not have a material impact on the Company’s financial condition or results of operations;

•	management’s belief that the net deferred tax assets at April 2, 2004 are realizable due to the projected future taxable income;

•	management’s expectation to fully utilize the federal net operating loss carryforward as well as a portion of the remaining state net operating loss carryforwards totaling approximately $28.3 million during fiscal year 2005;

•	management’s expectation that the results of the Internal Revenue Service (“IRS”) audit of the income tax returns for fiscal years 2000, 2001, 2002, and 2003 will not have a material impact on our financial condition or consolidated results of operations; and

•	the Company expects to issue restricted stock in lieu of stock options, which will result in compensation expense that will be recorded in the consolidated statements of operations over the period the restrictions lapse.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company’s future results could be adversely affected by a variety of factors, including:

•	pricing and customer credit-quality pressures due to reduced spending budgets by healthcare providers;

•	the Company’s dependence on sophisticated data processing systems that may impair business operations if they fail to operate properly or not as anticipated;

•	competitive pricing pressures related to the Company’s sales to large nursing home chains and consolidating provider groups;

•	the loss of any of our significant distributorship agreements, the renegotiation of terms and conditions of existing agreements, and the Company’s reliance on current relationships with vendors;

•	maintaining good relations with our employees including approximately 840 sales professionals;

•	the concentration of revenues among a limited number of customers in the Elder Care Business and the loss of a significant customer;

•	the Company’s level of indebtedness, which may limit the ability to obtain financing in the future and may limit flexibility to react to market conditions;

•	the potential interest and penalty exposure related to existing and future IRS audits;

•	litigation and liability exposure for existing and potential claims; and

•	the Company’s failure to execute its business plan and strategies for growth.

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors”.

PART I

ITEM 1. BUSINESS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 43 full-service distribution centers, which serve all 50 states throughout the United States of America. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company may selectively make acquisitions to broaden its reach and leverage its infrastructure.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States of America. As a result, DI’s results of operations for fiscal years 2003 and 2002 have been classified as discontinued operations. Refer to Note 17, Discontinued Operations, in the accompanying financial statements for a further discussion.

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home care and office administered pharmaceutical segments of the healthcare industry in the United States of America is approximately $43 billion. This market is comprised of medical products, medical equipment, and pharmaceutical products administered in an out-patient setting, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s primary focus is the $19 billion market for the distribution of medical products, medical equipment and office administered pharmaceutical products to physician offices, long-term care and assisted living facilities, and home healthcare providers and equipment dealers.

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to continue benefiting from the increasing growth rate of the elderly American population. For example, the January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans, who were age 85 years and older, represented the segment of the population which was in the greatest need of long-term care and elder care services. By the year 2040, this segment of the population is projected to more than triple to over 14 million. The segment of the population who is age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices and through home care providers. Furthermore, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. Currently, the estimated growth rate for the future of the physician and elder care markets is approximately 4.0% and 1.5%, respectively. As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States of America. As cited in The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary, National Health Statistics Group 2002 study, Trends and Indicators in the Changing Health Care Marketplace, total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product. Health care spending is projected to reach $2.6 trillion in 2010, or 16.8% of the estimated gross domestic product.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund the cost of a significant portion of medical care in the United States of America. In recent years, federal and state-imposed limits on reimbursement to hospitals, long-term care facilities, and other healthcare providers have affected spending budgets in certain markets within the medical products industry. The nursing home and home healthcare industry have been impacted by these changes and a general economic downturn over the last few years. However, management believes that the recent changes to Medicare and Medicaid reimbursement rates and the introduction of the Medicare/Medicaid prescription drug program that became effective beginning in the U.S. government fiscal year 2004 will positively impact the financial condition of elder care providers and financial strength of the elder care industry.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the United States of America based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment and reagent revenues, and number of products distributed under exclusive or unique arrangements. The Physician Business has approximately 720 sales professionals.

Distribution Infrastructure

At April 2, 2004, the decentralized distribution network consisted of 31 full-service distribution centers, 21 break-freight locations, 2 redistribution facilities, and 437 delivery vans to service customers throughout the United States of America. The operations of a full-service distribution center include sales support and certain administrative functions, such as accounts receivable billing, collections, cash application, and customer service, as well as general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. A full-service distribution center receives inventory directly from manufacturers and distributes product to customers and break-freight locations. The operations of a break-freight location include local sales support and product delivery. A break-freight location receives inventory from full-service distribution centers and distributes product directly to customers on a daily basis. In order to meet the rapid delivery requirements of customers, most product is delivered using the Company’s fleet of leased delivery vans. The distribution network is complemented by myPSS.com, a customer Internet ordering portal, and ICON, a laptop-based sales force automation tool, which has enabled the Physician Business to extend customer-specific services with local market product and pricing variations.

During fiscal year 2003, the conversion to the JD Edwards XE® operating system and the centralization of the purchasing function to the corporate office located in Jacksonville, Florida were completed. As a result, during fiscal year 2004, the Physician Business was able to focus on operational efficiencies and further improvement of customer service levels.

Products

The Physician Business distributes over 73,000 products consisting of medical-surgical disposable supplies, pharmaceuticals, diagnostic equipment, and non-diagnostic equipment.

Medical-Surgical Disposable Supplies. This product category includes a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods and casting products, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, HIV, Chlamydia, and H-pylori. The Physician Business markets many of these products under the brand PSS Select, its private-label product line, as well as offering a broad array of branded products from numerous medical product manufacturers.

Pharmaceuticals. This product category includes various vaccines, injectables, inhalants, topicals, opthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics, which are administered in the physician’s office.

Diagnostic Equipment. This product category includes various equipment lines such as blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfrecators, aesthetic lasers, autoclaves, spirometers, pulse oximeters, tympanometers, and microscopes. Demand for diagnostic equipment has increased, reflecting in part the technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician’s office. Sales of certain diagnostic equipment normally entail the ongoing reordering of disposable diagnostic reagents.

Non-Diagnostic Equipment. This product category includes all other equipment used in a medical practice such as examination tables, medical scales, and furniture.

Customers

The Physician Business primarily distributes products to office-based physicians who specialize in internal medicine, family practice, pediatrics, primary care, OB/GYN, and general practice. The Physician Business’ target market consists of approximately 390,000 physicians practicing in over 168,000 sites.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Approximately 55% and 52% of the Physician Business’ net sales during fiscal years 2004 and 2003, respectively, were sales to members of GPOs.

Competition

The Physician Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Physician Business are large, multinational, full-line distributors as well as many smaller regional and local distributors. The Physician Business’ principal competitors are national distributors including the General Medical operating division of McKesson Corporation (“McKesson”), the Caligor operating division of Henry Schein, Inc., and the Allegiance operating division of Cardinal Health, Inc. (“Cardinal”).

THE ELDER CARE BUSINESS

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States of America based on revenues and national chain customers. As a result of an acquisition completed during fiscal year 2004, the Elder Care Business now offers Medicare Part B billing services on a fee for service or a full assignment basis and provides products reimbursable under Medicare Part B. The Elder Care Business serves primarily the nursing home and homecare markets with limited assisted living market penetration. The nursing home market refers to customers that operate skilled nursing facilities in the United States. The nursing home market can be divided into three segments: national chains, corporate groups, and independent operators. The homecare market refers to providers (companies, agencies, and care givers) of medical services, medical supplies, and equipment to patients in a home or residence setting.

Distribution Infrastructure

At April 2, 2004, the decentralized distribution network consisted of 12 full-service distribution centers, 1 break-freight locations, 1 ancillary billing service center, and 90 delivery vehicles to service customers throughout the United States of America. The operations of a full-service distribution center include sales support, accounts receivable billing function, and general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Accounts receivable collections, cash application, and procurement of inventory product is centralized in Jacksonville, Florida. A full-service distribution center receives inventory directly from manufacturers and distributes product to customers and break-freight locations. The operations of the break-freight location includes sales support and product delivery. The break-freight location receives inventory from full-service distribution centers and distributes product directly to customers on a daily basis. In order to meet the rapid delivery requirements of our customers, product is delivered either using the Company’s fleet of leased delivery vehicles or third party common carriers.

Coupled with a team of 120 sales professionals and GSOnline, an automated customer Internet platform, the Elder Care Business provides consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home healthcare and sub-acute, rehabilitation, and transitional care. Currently, the Elder Care Business provides service to approximately 17,000 accounts nationally. Customer service is a centralized function located in Jackson, Mississippi.

Products

The Elder Care Business offers over 18,000 medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, home medical equipment, and other supplies required by the long-term care patient. The Elder Care Business markets many of the following products under the brand GS Select, its private-label product line, as well as offering a broad array of branded products from numerous medical product manufacturers.

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

Home Medical Equipment. This product category includes hospital beds, patient-lifts, wheel chairs, oxygen-concentrators, walkers, patient aids, and bath safety products.

Other. This product category includes medical instruments, oxygen supplies, tracheotomy, housekeeping supplies, medical instruments, respiratory and ostomy supplies, and over-the-counter pharmaceuticals.

Customers

The Elder Care Business distributes to independent, regional, and national nursing home facilities, home health agencies, and assisted living centers. The Elder Care Business has a number of large, national chain customers, which have experienced significant financial pressure since the advent of the Prospective Payment System during 1998. Approximately 24%, 30%, and 35% of the Elder Care Business’ net sales for the fiscal years ended April 2, 2004, March 28, 2003, and March 29, 2002, respectively, represent sales to its largest five customers.

Competition

The Elder Care Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Elder Care Business are large, national, or multinational distributors as well as many smaller national, regional, and local distributors. The Elder Care Business’ principal competitors are national distributors including Redline, an operating unit of McKesson; Medline, a national independent distributor; Allegiance, an operating division of Cardinal; and many strong independent, local, and regional distributors.

VENDOR RELATIONSHIPS

The Company improves profitability through purchasing certain medical supplies and equipment at the lowest available price through volume discounts, rebates, and product line consolidation. Vendor contracted pricing and terms are negotiated by the Company’s vendor relations group.

The Company pursues the opportunity to market and sell medical equipment and supplies through unique and exclusive marketing arrangements. Manufacturers of medical diagnostic equipment and supplies typically offer distribution rights only to a select group of distributors and seek to optimize the number of distributors selling their products to end users in an effort to reduce the cost associated with marketing and field sales support. The Company has been successful in obtaining unique or exclusive arrangements to sell certain products.

Vendor relationships are an integral part of the Company’s businesses. Marketing sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are important strategies in developing and enhancing vendor relationships.

The Company pursues opportunities to improve margins through increasing sales of private label products, leveraging the buying power of products common to the Physician Business and Elder Care Business, and implementing process improvements with vendor partners. The Company continues to seek enhancements for its sourcing and vendor relationships to improve its market position.

CORPORATE SHARED SERVICES

The Company continues to expand and enhance the use of shared services across the two operating segments for productivity gains and cost savings. The corporate shared services organization consists of a number of functions, including: accounting and finance; information technology development, infrastructure, and support; regulatory compliance; human resources; and procurement of inventory and non-inventory products and services. Costs incurred by the shared services organization to provide these services are allocated to the business segments.

During fiscal year 2004, the Company restructured the various functions that negotiated and reviewed indirect contracts and expenses into a single department, Materials Management. Materials Management is responsible for procuring non-inventory products and services such as office and warehouse supplies, travel and relocation, fleet and transportation services, insurance, and other non-inventory items. The department consists of several functional experts in areas such as logistics, supply chain design and management, service procurement, commercial real estate, fleet management, and capital asset management. During fiscal year 2004, the Company was successful in leveraging the buying power of its operating segments, leading to product and service standardization and cost savings. As a result of restructuring contracts and/or redesigning processes, general and administrative expenses are expected to decrease approximately $4.0 million during fiscal year 2005.

INFORMATION SYSTEMS

Core Enterprise Resource Planning Applications – JD Edwards XE®

The Company has invested in the development of state-of-the-art distribution platforms to improve its distribution capability, opportunities, and efficiencies. The Company is currently leveraging these platforms to capture additional benefits and return on its investment. The Physician Business operates the JD Edwards XE® platform (“JDE”) at all distribution centers. The Elder Care Business operates the ProLogic enterprise resource planning system at 11 of the 12 distribution centers and the JDE general ledger, accounts receivable, and accounts payable modules for its centralized functions located in Jacksonville, Florida. Currently, the Elder Care Business is in the process of converting its distribution centers from ProLogic to the JDE platform. During fiscal year 2004, the Company successfully implemented the accounts receivable module and the distribution module at one distribution center in the Elder Care Business. Management anticipates that the implementation of the JDE distribution modules at the remaining Elder Care Business distribution centers will be successfully completed without disrupting the operations of the business during the first quarter of fiscal year 2006. This will complete the enterprise rollout of JDE.

Supply Chain Management – i2 Demand Planner, Replenishment Planner, Demand Fulfillment

i2 Supply Chain Management (“SCM”) enables PSSI to strategize, plan, and execute the Company’s buy, move, store, fulfill, and service business processes across multiple locations to increase profitability. Specifically, i2 SCM assists the Company to (i) understand, predict, and manage customer demand collaboratively with channels and customers, (ii) profitably optimize supply to meet demand across multiple locations, (iii) communicate order delivery timing accurately to customers, and (iv) deliver customer orders at the lowest cost of fulfillment. Since the implementation of several i2 SCM products, the Company has been able to reduce inventory stocking levels, improve fill rates, increase inventory turnover, and increase cash provided by operating activities.

Customer/Sales Force Automation Systems

The Company’s customer relationship management (“CRM”) systems objective is to create a seamless and effortless connection between customers, company distribution services, and vendor resources. Each of the operating segments of PSSI is developing and providing sales representatives and customers with the latest technology in CRM solutions.

The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries one year of customer buying history and accounts receivable detail, prices against complex GPO contracts, and transmits orders over a wireless network. This product is in its fourth version and accounts for approximately 73% of all orders in the Physician Business. The Physician Business’ internet portal, myPSS.com, launched during fiscal year 2001, provides its customers with a year of sales history, provides accounts receivable detail, and supports a number of purchasing methods.

The Elder Care Business’ CRM systems include RepNet, GSOnline, AccuSCAN, FAST, and Budget Manager. These systems have significantly improved the availability of information, speed, and consistency of service, allowing the Company to grow at more than two times the market growth rate. The Elder Care Business has been highly successful with these tools both with its sales force and its customer base. The Elder Care Business is the industry leader in eCommerce transactions with GSOnline and its business partnership with Direct Supply Systems, Inc. (“DSSI”). The DSSI network is the largest eBusiness network in the long-term care and assisted living industry.

REGULATORY MATTERS

General

Federal, state, and local government agencies extensively regulate the provision of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. Applicable federal and state statutes and regulations require the Company to meet various standards relating to, among other things, licensure, personnel, maintenance of proper records, equipment and quality assurance programs.

The Company complies with applicable federal and state laws. If a state or the federal government finds that the Company has not complied with these laws or if these laws and regulations are modified in the future, the Company could be required to change its operating procedures, and this could have a negative impact on the Company. The Company believes that the healthcare services industry will continue to be subject to regulation at the federal, state, and local levels.

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

The Health Insurance Portability and Accountability Act of 1996

The Department of Health and Human Services modified certain standards in the Rule entitled “Standards for Privacy of Individually Identifiable Health Information” (“Privacy Rule”). The Privacy Rule implements the privacy requirements of the Administrative Simplification subtitle of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Under the Privacy Rule, covered entities (i.e., health plans, health care clearinghouses, and certain health care providers) must guard against misuse of individuals’ identifiable health information and limit the sharing of such information.

The Privacy Rule allows covered entities to disclose protected health information to “business associates” only when it helps the covered entity carry out its health care functions. The Company has to comply with these regulations as a covered entity health care provider selling products directly to patients. It may disclose an individual’s health information to its third party service providers such as attorneys, accountants, and the like. However, prior to disclosing health information to a service provider (known as a “business associate” for HIPAA purposes), the Company and the service provider must enter into a business associate agreement. In addition, the Company itself is a “business associate” when it provides services as a billing agent of a health care provider.

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

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL & Logo, PSS, PHYSICIAN SELECT, ANSWERS, and NIGHTINGALE, among others. The Company believes that the PSS World Medical name is well recognized in the medical supply industry and by healthcare providers and, therefore, is a valuable asset of the Company.

EMPLOYEES

As of April 2, 2004, the Company employed 2,900 full-time and 54 part-time employees. The Company believes that ongoing employee training is critical to its success and, accordingly, invests significant resources in recruiting, training, and continuing professional development. The Company’s Online Source for Career Advancement and Retention (“OSCAR”) is an innovative, Internet-based, enterprise-wide learning management system that is designed to provide a comprehensive learning environment and in-depth training for every employee. OSCAR enables employees to gain product, regulatory, career advancement, industry, and distribution-process knowledge and training within a consistent and reliable educational forum. At April 2, 2004, there were over 80 online classes available to employees and since inception, employees have completed over 41,000 classes online. Management believes that relations with employees are generally good and believes its long-term success depends on good relations with its employees, including its sales professionals.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Any documents that have been filed with the SEC may be read and copied, at prescribed rates, at its Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These documents are also filed with the SEC electronically. The electronic versions of these filings may be accessed on the SEC’s Internet website found at www.sec.gov. Copies of materials we file with the SEC may also be obtained from our Internet website found at www.pssworldmedical.com.

ITEM 2. PROPERTIES

Physician Business

At April 2, 2004, the Physician Business maintained 31 full-service distribution centers, 21 break-freight locations, and 2 redistribution facilities, providing service to all 50 states throughout the United States of America. The Company leases all locations. The following tables identify the locations of the full-service distribution centers and break-freight locations.

Full-Service Distribution Center Locations

Birmingham, AL	Jacksonville, FL	Orlando, FL	San Antonio, TX
Charlotte, NC	Kennesaw, GA	Phoenix, AZ	Seattle, WA
Chicago, IL	Lenexa, KS	Plymouth, MN	St. Louis, MO
Denver, CO	Los Angeles, CA	Pittsburgh, PA	St. Petersburg, FL
Fairfield, NJ	Louisville, KY	Richmond, VA	Tulsa, OK
Grand Prairie, TX	Lubbock, TX	Roanoke, VA	Wareham, MA
Honolulu, HI	Memphis, TN	Rochester, NY	West Sacramento, CA
Houston, TX	New Orleans, LA	Salt Lake City, UT

Break Freight Locations

Big Bend, WI	Hanover, MD	Nashville, TN	Tallahassee, FL
Blue Ash, OH	Hicksville, NY	Omaha, NE	Troy, MI
Chattanooga, TN	Knoxville, TN	Pompano Beach, FL	Tyler, TX
Chesapeake, VA	Lafayette, LA	Portland, OR
Cleveland, OH	Las Vegas, NV	Raleigh, NC
Columbia, SC	Little Rock, AR	San Diego, CA

Elder Care Business

At April 2, 2004, the Elder Care Business maintained 12 full-service distribution centers, 1 break-freight location, and 1 ancillary billing service center providing service to all 50 states throughout the United States of America. The Company leases all locations. The following table identifies the locations of the full-service distribution centers and break freight location.

Full-Service Distribution Center and Break Freight Locations

Atlanta, GA	Jackson, MS	Manchester, NH	Raleigh, NC
Columbus, OH	Los Angeles, CA	Orlando, FL	Sacramento, CA
Dallas, TX	Madison, WI	Omaha, NE	San Antonio, TX (Break Freight)
Harrisburg, PA

In the aggregate, the Company’s leased service center locations consist of approximately 2.3 million square feet of leased space. The lease agreements have expiration dates ranging from April 2004 to November 2009. The Company’s distribution facilities range in size from approximately 1,500 square feet to 113,200 square feet.

The Company’s corporate office consists of approximately 97,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. This lease expires in March 2014.

As of April 2, 2004, the Company’s facilities provided adequate space for the Company’s operations. Throughout the Company’s history of growth, the Company has been able to secure adequate facilities to meet its operating requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company, through its Elder Care Business, its Physician Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire and California, while federal litigation is present in Washington, New Hampshire, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations were based upon a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004, during which the parties were unable to resolve their dispute. The case is set for trial in October 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division. The plaintiffs allege that the Company wrongfully classified its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders, and they seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The parties have engaged in extensive discovery on these claims. As a result of a mediation in March 2004, the parties agreed on a framework for mediation or arbitration in October 2004 on the issue of the plaintiffs’ attorney’s fees. If the attorney’s fee issue is resolved, the parties have established a framework to discuss resolution of the overtime compensation claimed by the plaintiffs. A status hearing is set before the court on November 5, 2004.

On March 14, 2003, the Company received a letter from the buyer of the Imaging Business, Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm, claiming a purchase price adjustment of $32.3 million. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter has been referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer has provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28.2 million. The Company is currently in the process of responding to information requests from the arbitrator. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended April 2, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock are quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the ticker symbol “PSSI.” The following table presents, for the periods indicated, the range of high and low sale prices per share of the Company’s common stock as reported on NASDAQ.

Quarter Ended	High	Low
Fiscal Year Ended March 28, 2003:
June 28, 2002	$10.00	$6.50
September 27, 2002	$8.15	$4.55
December 27, 2002	$8.33	$5.86
March 28, 2003	$7.41	$6.10
Fiscal Year Ended April 2, 2004:
June 30, 2003	$6.70	$5.16
October 3, 2003	$10.09	$5.50
December 31, 2003	$12.86	$8.75
April 2, 2004	$13.55	$10.65

Holders of Common Stock

As of June 10, 2004, there were approximately 1,742 holders of record of the Company’s common stock.

Cash Dividends

Since inception, the Company has neither declared nor paid cash dividends and intends to retain earnings for the growth and development of the Company’s business. The revolving line of credit agreement contains certain covenants that limit the amount of dividends that can be declared by the Company. Accordingly, the Company does not anticipate that any dividends will be declared in the foreseeable future.

Rights Agreement

Pursuant to a Rights Agreement adopted in 1998, each outstanding share of the Company’s common stock carries with it a right to purchase one additional share at a price of $115 (subject to anti-dilution adjustments). The rights become exercisable (and separate from the shares) when certain specified events occur, including the acquisition of 15% or more of the common stock by a person or group (an “Acquiring Person”) or the commencement of a tender or exchange offer for 15% or more of the common stock.

In the event that an Acquiring Person acquires 15% or more of the common stock or commences a tender or exchange offer for 15% or more of the common stock, each right entitles the holder to purchase for the then current exercise price that number of shares of common stock having a market value of two times the exercise price, subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or 50% of more of the Company’s assets or earning power is sold, each right entitles the holder to purchase at the then current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The rights, which do not entitle the holder thereof to vote or to receive dividends, expire on April 20, 2008 and may be terminated by the Company under certain circumstances.

Equity Compensation Plan Information

The Company maintains several stock incentive plans (the “Plans”) for the benefit of certain officers, directors, and employees. Stock options granted under these Plans generally vest over three to seven years and are exercisable for periods up to ten years from the date of grant. The exercise price of options granted is generally the fair market value of the Company’s common stock on the date of grant. Certain plans are subject to shareholder approval while other plans have been authorized solely by the Board of Directors. The following table summarizes the potential dilution that could occur from past and future equity grants for all Plans, whether or not approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,929,000	$9.95	453,000

Equity compensation plan not approved by security holders(1)	1,703,000	$7.07	289,000

Total	7,632,000	$9.30	742,000

(1)	The 1999 Broad-Based Employee Stock Plan is the only equity compensation plan that is not approved by shareholders. Under this plan, 2,600,000 shares of the Company’s common stock are reserved for issuance to employees, officers, and directors. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. The exercise price of options granted shall be at least the fair market value of the Company’s common stock on the date of grant. All options are generally fully vested and exercisable three years from the date of grant. The Company intends to grant available shares under this plan only to non-officer employees. If shares are granted to officers or directors, the Company intends to obtain a shareholder vote prior to issuance.

Issuer Purchases of Equity Securities

On December 17, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the quarter ended June 30, 2003, the Company repurchased 953,857 shares of common stock under this program at an average price of $5.88 per common share.

On February 26, 2004, the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. This authorization terminated the remaining shares available for repurchase under the stock repurchase program authorized in December 2002. During the fourth quarter of fiscal year 2004, the Company repurchased approximately 2,967,800 shares of common stock at an average price of $11.79 per common share. As a result, all outstanding stock repurchase programs have been completed.

Subsequent to year end, on June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise.

The following table summarizes the Company’s repurchase activity during the quarter ended April 2, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-January 31	—	—	—	—
February 1-February 29	—	—	—	—
March 1-April 2	2,967,800	$11.79	2,434,315	—

Total fourth quarter	2,967,800	$11.79	2,434,315	—

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for fiscal years 2000 through 2004 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the disposition of the Imaging Business. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,349,917	$1,177,893	$1,104,145	$1,076,898	$1,099,695
Income (loss) from continuing operations	28,703	8,814	11,400	(30,855)	8,864
Total (loss) income from discontinued operations	(1,164)	(63,577)	(92,597)	(5,206)	12,469
Cumulative effect of accounting change	—	—	—	—	(593)
Net income (loss)	$27,539	$(54,763)	$(81,197)	$(36,061)	$20,740

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$0.43	$0.12	$0.16	$(0.43)	$0.12
Total (loss) income from discontinued operations	(0.02)	(0.91)	(1.30)	(0.08)	0.18
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income (loss)	$0.41	$(0.79)	$(1.14)	$(0.51)	$0.29

Earnings (loss) per share - Diluted:
Income (loss) from continuing operations	$0.42	$0.12	$0.16	$(0.43)	$0.12
Total (loss) income from discontinued operations	(0.02)	(0.90)	(1.29)	(0.08)	0.18
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income (loss)	$0.40	$(0.78)	$(1.13)	$(0.51)	$0.29

Weighted average shares outstanding:
Basic	67,074	69,680	71,184	71,187	70,966
Diluted	67,990	70,374	71,953	71,309	71,185
Ratio of earnings to fixed charges(a)	4.2	1.6	1.7	(0.5)	1.7

Balance Sheet Data:
Working capital(b)	$222,856	$91,591	$188,007	$205,983	$292,764
Total assets	586,846	471,863	663,408	776,598	873,417
Long-term liabilities	$171,290	$18,607	$141,495	$201,179	$258,621

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.
(b)	Assets and liabilities of discontinued operations have been excluded from this calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY’S STRATEGY

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States of America, with a goal to grow at twice the market growth rate in new and existing markets. The key components of the Company’s strategy include:

Develop and implement innovative customer solutions. The Company develops programs that focus on identified needs of its customers including, increasing practice cash flows, providing cost containment or reduction opportunities, and improving patient care.

The Physician Business developed and launched the following programs to accomplish these objectives.

•	Advantage Club is a customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products.

•	Rx Extreme is a comprehensive program offering pharmaceutical, vaccine and general injectibles products to existing customers. The term “Extreme” symbolizes the Physician Business’ significant commitment to its sales force and customers to become the leading provider of these products.

•	Can-Do is an equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

The Elder Care Business developed and launched the following programs to accomplish these objectives.

•	ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), and ANSWERS Home Medical Equipment (“ANSWERS HME”) are marketing programs that align improved business processes in the nursing home operations and purchasing, with more efficient distribution activities of the Elder Care Business. In addition to reducing distribution costs by encouraging more efficient buying patterns, ANSWERS, ANSWERS HK, and ANSWERS HME provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices. Management believes that these high quality, branded products improve patient care outcomes.

•	Partners in Efficiency (“P.I.E.”) is a product program designed to reduce customers’ product procurement costs and drive operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.

•	Fast Accurate Supply Technology (“F.A.S.T”) is an ordering, bar-code scanning, inventory management software that utilizes a Palm Pilot to keep track of inventory on hand at the customer location and facilitate automated replenishment of medical supplies.

Leverage sales and marketing through relationships, products, and services. The Company is focused on building unique relationships with customers and providing solutions through innovative marketing programs, exclusive products, and new product or technology offerings in order to leverage the Company’s belief that its sales force is a strategic competitive advantage. Based on an understanding of customer’s needs, the Company seeks to establish unique distribution and marketing arrangements for selected products from leading medical product and technology manufacturers. These programs, products, and arrangements are communicated and executed by a highly trained and industry leading sales force.

Be a center of operations excellence. The Company has made a significant investment in its distribution infrastructure, information systems, process reengineering, and training during the last three fiscal years. In order to maximize profitability and build a competitive edge in the market place, the Company continues to focus on improving operations and distribution processes. During fiscal year 2003, the Physician Business initiated a rationalization program that redesigned its distribution network, reduced the number of full-service distribution centers from 45 to 31, and centralized the inventory procurement process. As a result of the program, operating costs and working capital investments have been reduced while improving customer service levels, customer satisfaction, and operating margins. The Physician Business leveraged the infrastructure built during fiscal year 2003 to result in improved operating efficiency, customer service levels, and customer satisfaction during fiscal year 2004.

During fiscal year 2002, the Elder Care Business completed the rationalization of its distribution infrastructure by reducing the number of full-service distribution centers from 26 to 13. Additionally during fiscal year 2003, the Elder Care Business focused on increasing operating efficiency to support current sales growth without adding costs to the distribution infrastructure. During fiscal year 2004, the Elder Care Business continued to focus on increasing operating efficiency, leveraging its purchasing power by centralizing the inventory procurement process, and continuing to developing customer service professionals who are experts in product knowledge, healthcare technology, and industry information. During fiscal year 2004, the Elder Care Business began the conversion of its Enterprise Resource Planning (“ERP”) system to JD Edwards XE®, which will facilitate management of customer orders, inventory, tracking and the general ledger and will place the Elder Care Business on the same technology platform as the Physician Business.

Be the employer of choice within the industry. The Company believes its sales force, leaders, and associates are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training, and continuing professional development. The Company has significantly improved its human resource competency, communications, and systems which have increased Company employee knowledge and understanding of benefits and compensation and the Company’s mission and business strategies. As a result, the Company’s turnover of employees has decreased over 10% in calendar year 2003 compared to calendar year 2002 due to this emphasis on employee development and training.

Conduct business in a legal and ethical manner. The Company believes that every employee is responsible for both the integrity and consequences of their actions and is expected to follow the highest standards of honesty, fairness and obedience to the law. No employee is to undertake any business activity that is, or gives the appearance of being, improper, illegal or immoral. Over the last several years, the Company has improved its compliance programs by providing health, safety, and regulatory education and training programs to its employees.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment for the past three fiscal years. Such financial information gives retroactive effect to the restatement of the Imaging Business as discontinued operations. All dollar amounts presented below are in thousands unless otherwise indicated.

	Fiscal Year Ended
	2004		2003		2002
Net Sales:
Physician Business	$880,598		$754,295		$711,843
Elder Care Business	469,319		423,598		391,871
Corporate Shared Services	—		—		431

Total Company	$1,349,917		$1,177,893		$1,104,145

Income from Operations:
Physician Business	$45,504		$22,850		$17,744
Elder Care Business	21,890		18,275		11,909
Corporate Shared Services	(19,573)		(15,238)		(6,091)

Total Company	$47,821		$25,887		$23,562

	Fiscal Year Ended
	2004		2003		2002
Days Sales Outstanding:(a)
Physician Business	40.8		43.6		45.7
Elder Care Business	54.9		51.0		54.5

Days On Hand:(b)
Physician Business	37.1		38.3		40.3
Elder Care Business	27.4		29.6		34.7

Days in Accounts Payable:(c)
Physician Business	36.3		42.8		36.1
Elder Care Business	26.5		31.8		32.2

Cash Conversion Days:(d)
Physician Business	41.6		39.1		49.9
Elder Care Business	55.8		48.8		57.0

Inventory Turnover:(e)
Physician Business	9.7	x	9.4	x	8.9	x
Elder Care Business	13.1	x	12.2	x	10.4	x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and ending of the fiscal year divided by two. Average daily net sales is net sales for the fiscal year divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and ending of the fiscal year divided by two. Average daily COGS is COGS for the fiscal year divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and ending of the fiscal year divided by two.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 2, 2004 VERSUS FISCAL YEAR ENDED MARCH 28, 2003

NET SALES

	For the Fiscal Year Ended
(dollars in millions)	April 2, 2004	March 28, 2003	Increase	Percent Change
Physician Business	$880.6	$754.3	$126.3	16.7%
Elder Care Business	469.3	423.6	45.7	10.8%

Total Company	$1,349.9	$1,177.9	$172.0	14.6%

The comparability of net sales year over year was impacted by the number of selling days in each fiscal year. Fiscal years ended April 2, 2004 and March 28, 2003 consisted of 258 and 253 selling days, respectively. The following table summarizes the impact of the number of selling days on net sales year over year.

	Average Daily Net Sales
(dollars in millions)	April 2, 2004	March 28, 2003	Percent Change
Physician Business	$3.4	$3.0	14.5%
Elder Care Business	1.8	1.7	8.6%

Total Company	$5.2	$4.7	12.4%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $54.9 million, (ii) an increase in pharmaceutical product sales of approximately $46.7 million, of which approximately $13.2 million was attributable to seasonal flu vaccine sales, (iii) an increase in equipment sales of approximately $19.5 million, (iv) an increase in private label consumable product sales of approximately $9.5 million, offset by (v) a decrease in immunoassay sales of approximately $4.0 million. Net sales continued to be positively impacted by the Advantage Club, Rx Extreme and Can-Do revenue growth programs that were launched in June 2003 which focus on consumable products, pharmaceutical products, and equipment.

The following table compares the product sales mix year over year:

	For the Fiscal Year Ended
	April 2, 2004	March 28, 2003
Consumable products	64.8%	67.1%
Pharmaceutical products	17.2%	13.9%
Equipment and Immunoassay	18.0%	19.0%

Total	100.0%	100.0%

Elder Care Business

The increase in net sales is primarily attributable to (i) an increase in sales to home care facilities of $23.9 million, (ii) an increase in sales to nursing home facilities of approximately $17.5 million (an increase of sales to independent nursing home facilities of approximately $23.4 million and a decrease in sales to corporate-owned facilities of approximately $5.9 million), (iii) an increase in ancillary billing service fees of $2.6 million as a result of the business combination consummated during fiscal year 2004, and (iv) an increase in sales to assisted living facilities of approximately $1.1 million. The growth in net sales to independent nursing home facilities primarily resulted from new customers, acquisitions, increased penetration in existing customer facilities, and the introduction of new product lines. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities and the loss of Integrated Health Services, Inc., a national chain customer. The overall net sales growth was achieved through the continued implementation of the innovative Elder Care customer specific solution programs such as ANSWERS, ANSWERS HK, ANSWERS HME, P.I.E., and F.A.S.T.

The following table compares the customer segment sales mix year over year:

	For the Fiscal Year Ended
	April 2, 2004	March 28, 2003
Nursing home and assisted living facilities:
Corporate accounts	51.9%	58.5%
Independent accounts	26.4%	23.3%

Subtotal	78.3%	81.8%
Home care	21.7%	18.2%

Total	100.0%	100.0%

During fiscal year 2004, management’s focus was on growing independent and regional accounts to offset the impact of large, national chain customer divestitures. Nursing home divestitures may continue to impact fiscal year 2005 as large, national chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. In addition, during fiscal year 2004, the Elder Care Business increased focus on the home care market by establishing a dedicated sales force to service home care customers and introducing a new home care marketing program.

Net sales year over year were also positively impacted by business combinations consummated during fiscal years 2004 and 2003. As a result of these business combinations, approximately $18.4 million of additional net sales were recognized during the fiscal year ended April 2, 2004 compared to the fiscal year ended March 28, 2003.

GROSS PROFIT

Gross profit for the fiscal year ended April 2, 2004 totaled $385.4 million, an increase of $49.4 million, or 14.7%, from gross profit of $336.0 million for the fiscal year ended March 28, 2003. Gross profit as a percentage of net sales remained relatively constant at 28.5% during fiscal years ended April 2, 2004 and March 28, 2003.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as an increase in vendor incentives and cash discounts earned of approximately $1.7 million. The growth in net sales combined with increased volume purchasing allowed the Physician Business to achieve higher vendor incentive targets compared to the prior period. Gross profit dollars during the fiscal year ended March 28, 2003 was negatively impacted by a charge of approximately $2.3 million related to the termination of the Candela Corporation distribution agreement. Gross profit as a percentage of net sales decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins compared to consumable products. As mentioned above, flu vaccine sales increased during fiscal year 2004; such sales typically generate a lower gross profit percentage than other pharmaceutical sales. Gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as an increase in vendor incentives and cash discounts earned of approximately $3.8 million. The growth in net sales combined with increased volume purchasing and favorable changes to contract terms allowed the Elder Care Business to achieve higher vendor incentive targets compared to the prior period. Gross profit as a percentage of net sales increased primarily as a result of the replacement of revenues from low margin national accounts with higher margin regional and independent accounts and increased vendor incentives year over year. In addition, gross profit margin has been positively impacted by providing ancillary billing services. Such services typically generate higher gross profit margins. Gross profit as a percent of net sales may increase in future periods as a result of growth in ancillary billing services.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	April 2, 2004		March 28, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$143.9	16.3%	$139.2	18.5%	$4.7
Elder Care Business	79.9	17.0%	72.3	17.1%	7.6
Corporate Shared Services	19.6	—	15.2	—	4.4

Total Company	$243.4	18.0%	$226.7	19.2%	$16.7

Physician Business

General and administrative expenses as a percentage of net sales decreased 2.2% year over year. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs, the benefit of cost reductions as a result of completing the Rationalization Programs, and the Company’s focus on reducing the cost to deliver. Warehouse expenses, which are included in general and administrative expenses, were reduced as a percentage of net sales as a result of management’s focus on reducing the cost to deliver. Although warehouse expenses increased $3.2 million year over year, warehouse expenses as a percent of net sales decreased from 4.8% during the fiscal year ended March 28, 2003 to 4.5% during the fiscal year ended April 2, 2004. This percentage decrease is a result of a reduction in the Company’s delivery fleet and optimization of shipments between branches. The percentage decrease was slightly offset by (i) an increase in freight costs due to higher rates that were effective during the first half of the year and the net sales growth and (ii) an increase in salary expenses primarily due to general wage increases. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) incentive compensation increased approximately $2.3 million as a result of improved branch and division profitability, (ii) meeting expenses increased approximately $0.9 million primarily as a result of the two regional sales meetings held in June 2003 to launch new sales growth programs, (iii) employee benefits and insurance increased approximately $0.9 million as a result of increased medical claims year over year, (iv) depreciation expense increased approximately $0.6 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, (v) an increase in marketing expenses of approximately $0.5 million to support the revenue growth programs established during fiscal year 2004, (vi) bad debt expense increased approximately $0.5 million primarily as a result of the increased sales volume, offset by (vii) a decrease in other general and administrative expenses of approximately $2.7 million which is discussed below under the caption Other General and Administrative Expenses, and (viii) a decrease in salary expenses of approximately $1.9 million related to lower head count as a result of the Rationalization Programs and the centralization of the purchasing function to corporate headquarters in Jacksonville, Florida, offset by general wage increases.

Elder Care Business

General and administrative expenses as a percentage of net sales decreased 10 basis points year over year. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing the cost to deliver. Warehouse expenses as a percent of net sales, which are included in general and administrative expenses, were primarily impacted by the Company’s focus on reducing the cost to deliver. Although warehouse expenses increased $2.3 million year over year, warehouse expenses as a percent of net sales decreased from 7.0% during the fiscal year ended March 28, 2003 to 6.8% during the fiscal year ended April 2, 2004. This percentage decrease is primarily a result of a decrease in warehouse salary expense as a percent of net sales. Although there was an increase in sales volume, the number of warehouse employees was reduced as a result of management’s focus on reducing the cost to deliver. The impact of the reduction of headcount was offset by general wage increases. Freight costs as a percentage of net sales remained relatively constant year over year. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) salary expense increased approximately $2.3 million due to general wage increases and additional employees as a result of the business combinations, (ii) the provision for bad debt expense increased approximately $0.8 million primarily due to an overall increase in the accounts receivable base of approximately $15.4 million resulting from the net sales growth discussed above and two customers filing for bankruptcy, offset by the effect of the change in accounting estimate (refer to discussion below in Application of Critical Accounting Policies-Estimating Allowances for Doubtful Accounts), (iii) amortization of intangible assets increased approximately $0.7 million as a result of the recent business combinations, (iv) travel and entertainment expenses increased approximately $0.4 million primarily as a result of the recent business combinations and increased sales volume, and (v) rent expense increased approximately $0.4 million primarily as a result of the recent business combinations and moving a distribution center location.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in legal and professional fees of approximately $2.8 million due to the settlement of the class action lawsuit, outstanding litigation, and costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) an increase in incentive compensation of approximately $1.7 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003, (iii) an increase in business insurance expense of approximately $1.6 million due to rate increases on the corporate umbrella, director, and officer policies and loss experience, offset by (iv) a decrease in other general and administrative expenses of approximately $5.7 million which is discussed below under the caption Other General and Administrative Expenses, and (v) a decrease in the cost of the private data network of approximately $1.4 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission.

The comparability of general and administrative expenses year over year is impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred providing certain services to the buyer under the transition services agreement (“TSA”). In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), the Company allocated corporate overhead expenses to discontinued operations that are directly attributable to the operations of the Imaging Business. EITF 87-24 states that indirect expenses are not allocable to discontinued operations. During the fiscal year ended March 28, 2003, the Company incurred approximately $11.3 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. The Company allocated approximately $5.5 million of these expenses to discontinued operations, which represented direct overhead expenses for the period from March 30, 2002 to November 18, 2002. The expenses associated with providing services under the TSA are recorded as a component of general and administrative expenses and the reimbursement is recorded in other income in the accompanying statements of operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges decreased approximately $8.4 million year over year. The following tables summarize other general and administrative expenses (in millions) by business segment:

	For the Fiscal Year Ended April 2, 2004
	Physician Business	Elder Care Business	Corporate Shared Services	Total
Restructuring costs and expenses	$0.9	$—	$—	$0.9
Reversal of operational tax charge	—	—	(1.5)	(1.5)
Rationalization expenses	0.9	—	—	0.9
Accelerated depreciation	0.2	—	—	0.2
Merger costs and expenses	—	—	—	—
Other	0.2	—	—	0.2

Total	$2.2	$—	$(1.5)	$0.7

	For the Fiscal Year Ended March 28, 2003
	Physician Business	Elder Care Business	Corporate Shared Services	Total
Restructuring costs and expenses	$1.1	$—	$0.3	$1.4
Reversal of operational tax charge	—	—	(0.4)	(0.4)
Rationalization expenses	3.2	—	—	3.2
Accelerated depreciation	0.2	—	—	0.2
Merger costs and expenses	—	—	1.4	1.4
Other	0.4	—	2.9	3.3

Total	$4.9	$—	$4.2	$9.1

Restructuring Costs and Expenses

Physician Business

Plan Adopted During the Fourth Quarter of Fiscal Year 2003. During the quarter ended March 28, 2003, management and the Board of Directors approved and committed to a plan to restructure the Physician Business. This plan was the second phase of the plan adopted during the quarter ended March 29, 2002 and continued to improve the distribution function and completed the centralization of the purchasing function. The total costs related to this plan, which primarily relate to lease termination costs and branch shut down costs, were approximately $0.6 million of which approximately $0.5 million and $0.1 million were recognized during fiscal years 2004 and 2003, respectively. This plan was substantially completed at April 2, 2004.

The following were completed under this plan: (i) 5 service center locations were relocated or expanded, (ii) the purchasing function for 4 service locations were centralized to the corporate office located in Jacksonville, Florida, and (iii) the accounts payable function within the full-service distribution centers were centralized to the corporate office. As a result of the plan, approximately 33 employees, including operations leaders, administrative and warehouse personnel, were involuntarily terminated. As of April 2, 2004, all 33 employees had been terminated.

Plan Adopted During the Fourth Quarter of Fiscal Year 2002. During the quarter ended March 29, 2002, management and the Board of Directors approved and adopted a formal plan to restructure the Physician Business. In order to improve the distribution infrastructure, certain administrative functions at 13 service center locations, such as accounts receivable billing and collections and inventory management, were consolidated into larger existing facilities within a geographic location. The operations in the affected facilities were reduced to the distribution of inventory and local sales support. Such locations are now referred to as “break-freight” locations. In addition, in order to improve the inventory purchasing function and to leverage purchasing volumes, the purchasing function was centralized to the corporate office located in Jacksonville, Florida. As a result of the plan, 79 employees, including operations leaders, administrative and warehouse personnel, were involuntarily terminated. This plan was substantially completed at March 28, 2003.

The original total estimated cost of this plan was $6.5 million and was revised to be approximately $5.4 million, of which approximately $0.3 million, $0.9 million, and $4.2 million were recognized during fiscal years 2004, 2003, and 2002, respectively. The revision to the total estimated cost of the plan related to involuntary employee termination costs, lease termination costs, and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, the Company was able to negotiate the termination of certain lease agreements at terms that were more favorable than originally estimated. Furthermore, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking rather than incur the removal and disposal expenses.

During fiscal year 2004, additional charges of $0.4 million were recorded related to this plan, which included lease termination costs of $0.1 million, branch shut down costs of $0.1 million, involuntary employee termination costs of $0.1 million, and employee relocation costs of $0.1 million. Management reevaluated its previous estimates on a quarterly basis and reversed approximately $0.1 million of previously recorded lease termination charges.

During fiscal year 2003, charges of $2.0 million were recorded related to this plan, which included branch shut down costs of $1.3 million, involuntary employee termination costs of $0.3 million, and employee relocation costs of $0.4 million. Management reevaluated its previous estimates on a quarterly basis and reversed approximately $1.1 million of previously recorded charges, which included involuntary employee termination costs of $0.6 million, lease termination costs of $0.2 million, and branch shutdown costs of $0.3 million.

Reversal of Operational Tax Charge

The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, unclaimed property, and property tax payments that were not remitted on a timely basis to taxing authorities. These charges related to periods prior to the acquisition of Gulf South Medical Supply, Inc. in March 1998. The Company reviewed all available information, including tax exemption certificates received, and recorded charges to general and administrative expenses during the period in which the tax noncompliance issues arose. On a quarterly basis, management performed an analysis of the estimated remaining exposure and recorded adjustments to general and administrative expenses based on the expiration of various states’ statutes of limitations, the resolution of compliance audits, and current available information. During fiscal years 2004 and 2003, the Company reversed $1.5 million and $0.4 million of the previously recorded operating tax charge reserve, respectively. At April 2, 2004, there was no remaining balance in the reserve.

Rationalization Expenses

During fiscal years 2004 and 2003, the Physician Business incurred approximately $0.9 million and $3.2 million, respectively, of rationalization expenses. Rationalization expenses are costs incurred as a result of the conversion to the new Enterprise Resource Planning (“ERP”) system, the centralization of the purchasing function, and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002. Such costs primarily include salary and travel expenses for personnel responsible for converting the ERP system, centralizing the purchasing function, or closing a distribution center location.

Merger Costs and Expenses

Merger costs and expenses includes costs related to an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the “Retention Plans”), approved by the Board of Directors in February 2000, to retain certain officers and key employees. The total cash compensation cost related to the Retention Plans was approximately $8.2 million of which $1.4 million was expensed during the fiscal year 2003. As of March 28, 2003, there were no amounts due under the Retention Plans.

Other

During the nine months ended December 27, 2002, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable from the Company’s former Chairman and Chief Executive Officer. This allowance did not represent a forgiveness of debt.

SELLING EXPENSES

	For the Fiscal Year Ended
	April 2, 2004		March 28, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$78.3	8.9%	$71.1	9.4%	$7.2
Elder Care Business	15.8	3.4%	12.3	2.9%	3.5

Total Company	$94.1	7.0%	$83.4	7.1%	$10.7

Physician Business and Elder Care Business

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The Physician Business’ selling expenses as a percentage of net sales decreased 50 basis points due to a decrease in gross profit as a percentage of net sales resulting from an increased sales volume of pharmaceutical products and equipment, which generate lower gross profit margins. In addition, the decrease is attributable to leveraging the net sales growth across fixed selling expenses. The Elder

Care Business’ selling expenses as a percentage of net sales increased 50 basis points due to an increase in gross profit as a percentage of net sales resulting from the addition of higher margin business, the addition of sales representatives primarily in the home care market and regional account executives, and the launch of commission promotion programs to support the sales initiatives discussed above.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	April 2, 2004		March 28, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$45.5	5.2%	$22.8	3.0%	$22.7
Elder Care Business	21.9	4.7%	18.3	4.3%	3.6
Corporate Shared Services	(19.6)	—	(15.2)	—	(4.4)

Total Company	$47.8	3.5%	$25.9	2.2%	$21.9

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the fiscal year ended April 2, 2004 totaled $5.6 million, a decrease of $7.0 million, or 55.7%, from interest expense of $12.6 million for the fiscal year ended March 28, 2003. The comparability of interest expense year over year was impacted by (i) the allocation of interest expense of approximately $2.2 million to discontinued operations during fiscal year 2003 (EITF 87-24 states that a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company can be allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt); (ii) the interest paid during fiscal year 2003 on the 8.5% Senior Subordinated Notes (“8.5% Notes”) of approximately $9.7 million; (iii) the accelerated amortization of debt issuance costs as a result of retiring the 8.5% Notes of approximately $2.7 million; offset by (iv) an increase in interest expense of approximately $3.2 million due to a higher average amount outstanding under the revolving line of credit during fiscal year 2004 as a result of retiring the 8.5% Notes.

INTEREST AND INVESTMENT INCOME

Interest and investment income for fiscal year ended April 2, 2004 totaled $0.2 million, a decrease of $0.3 million, or 66.0%, from interest and investment income of $0.5 million for fiscal year ended March 28, 2003. The decrease is primarily attributable to less cash and cash equivalents on hand year over year and a general reduction in interest rates.

OTHER INCOME

Other income for fiscal year ended April 2, 2004 totaled $3.9 million, an increase of $3.6 million, or 128.5%, from other income of $0.3 million for fiscal year ended March 28, 2003. The decrease in other income is primarily attributable to premiums that were paid during fiscal year 2003 to redeem the 8.5% Notes and a decrease in the amount earned year over year under the TSA with the buyer of the Imaging Business. Upon retirement of the 8.5% Senior Subordinated Notes during the fiscal year ended March 28, 2003, the Company paid premiums of approximately $5.2 million. During the fiscal years ended April 2, 2004 and March 28, 2003, approximately $3.0 million and $4.3 million, respectively, of other income was recorded as a result of the TSA, which was terminated during the quarter ended December 31, 2003.

PROVISION FOR INCOME TAXES

Provision for income taxes was $17.6 million for the fiscal year ended April 2, 2004, an increase of $12.3 million from the provision for income taxes of $5.3 million for fiscal year ended March 28, 2003. The provision for income taxes for fiscal year 2003 is net of a benefit of approximately $3.1 million related to the loss on the early extinguishment of the 8.5% Notes. Excluding the effect of this benefit, the provision for income taxes increased approximately $9.2 million primarily as a result of an increase in income from continuing operations before provision for income taxes year over year. The effective income tax rate was approximately 38.0% and 37.6% for fiscal years 2004 and 2003, respectively. The increase in the effective rate is primarily attributable to the increase in annual income from continuing operations before provision for income taxes as well as an increase in the permanent adjustment for nondeductible amortization of intangible assets.

During fiscal year 2002, the Internal Revenue Service (“IRS”) notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report related to the fiscal years ended March 31, 2000 and March 30, 2001. The Company has appealed certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

During the three months ended December 31, 2003, the IRS began fieldwork on the audit of the fiscal years ended March 29, 2002 and March 28, 2003. Management anticipates fieldwork for these tax years to be completed during the second quarter of fiscal year 2005. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $445.6 million for the fiscal year ended March 28, 2003. The Imaging Business was sold on November 18, 2002, resulting in 162 selling days during fiscal year 2003. The pretax loss from operations was $6.7 million for the fiscal year ended March 28, 2003. The pretax loss on disposal of discontinued operations was approximately $1.9 million for the fiscal year ended April 2, 2004, which primarily related to legal and professional fees incurred related to the arbitration proceedings for the claimed purchase price adjustment. The pretax loss on disposal of discontinued operations was approximately $94.6 million for the fiscal year ended March 28, 2003, which related to loss on disposal based on the purchase price.

The Company has recorded a $0.7 million and $37.7 million income tax benefit related to the operations and disposal of the Imaging Business during the fiscal years ended April 2, 2004 and March 28, 2003, respectively. The Company recorded a deferred tax asset of approximately $56.3 million, which represented the tax effect of the anticipated income tax net operating loss (“NOL”) to be generated as a result of the sale of the Imaging Business, at March 28, 2003. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the Buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

NET INCOME (LOSS)

Net income for the fiscal year ended April 2, 2004 totaled $27.5 million compared to a net loss of $54.8 million for the fiscal year ended March 28, 2003. The net loss for fiscal year ended March 28, 2003 included a charge of $63.6 million for the total loss from discontinued operations and a charge of $4.8 million for the early extinguishment of the 8.5% Senior Subordinated Notes. Otherwise, variances are due to the factors discussed above.

FISCAL YEAR ENDED MARCH 28, 2003 VERSUS FISCAL YEAR ENDED MARCH 29, 2002

NET SALES

	For the Fiscal Year Ended
(dollars in millions)	March 28, 2003	March 29, 2002	Increase (Decrease)	Percent Change
Physician Business	$754.3	$711.8	$42.5	6.0%
Elder Care Business	423.6	391.9	31.7	8.1%
Corporate Shared Services	—	0.4	(0.4)	(100.0)%

Total Company	$1,177.9	$1,104.1	$73.8	6.7%

Physician Business

The change in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $36.9 million, (ii) an increase in pharmaceutical product sales of approximately $10.8 million, of which approximately $3.0 million was attributable to seasonal flu vaccine sales, (iii) an increase in private label consumable product sales of approximately $7.6 million, offset by (iv) a decrease in equipment and immunoassay sales of approximately $14.0 million due to a manufacturer product recall and product supply interruptions. Medical disposable sales were positively impacted by (i) the continued success of the SRxSM sales initiative, which provides the sales force with a solutions-based sales approach designed to meet customer needs and increase consumable product sales and (ii) the addition of new sales representatives. SRxSM is a series of focused marketing programs tailored to physician specialties. These programs provide sales representatives with an opportunity to help physicians manage disease states while improving patient care and increasing practice revenues by providing reference information and statistics on disease states along with information on pharmaceuticals, therapeutics, diagnostic tests, and reimbursement. The following table compares the product sales mix year over year:

	For the Fiscal Year Ended
	March 28, 2003	March 29, 2002
Consumable products	67.1%	64.8%
Pharmaceutical products	13.9%	13.2%
Equipment and Immunoassay	19.0%	22.0%

Total	100.0%	100.0%

Elder Care Business

The change in net sales is primarily attributable to (i) an increase in sales to nursing home facilities of approximately $21.4 million (an increase of sales to independent nursing home facilities of approximately $15.4 million and a increase in sales to corporate-owned facilities of approximately $6.0 million), (ii) an increase in sales to home care facilities of $9.5 million, and (iii) an increase in sales to assisted living facilities of approximately $0.8 million. The increase in net sales is primarily attributable to the growth generated by the ANSWERS marketing program. As of March 28, 2003, over 300 customers adopted the program, which generated approximately $14.2 million of incremental revenue during fiscal year 2003. Net sales also increased due to the introduction of a new housekeeping product line and the increase in the number of sales representatives that focus on expanding the number of regional customer accounts. Furthermore, an acquisition that was completed during the three months ended September 27, 2002, provided approximately $5.5 million of net sales during fiscal year 2003.

The following table compares the customer segment sales mix year over year:

	For the Fiscal Year Ended
	March 28, 2003	March 29, 2002
Nursing home and assisted living facilities:
Corporate accounts	58.5%	61.6%
Independent accounts	23.3%	21.2%

Subtotal	81.8%	82.8%
Home care	18.2%	17.2%

Total	100.0%	100.0%

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

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	March 28, 2003		March 29, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$139.2	18.5%	$130.1	18.3%	$9.1
Elder Care Business	72.3	17.1%	68.0	17.4%	4.3
Corporate Shared Services	15.2	—	6.8	—	8.4

Total Company	$226.7	19.2%	$204.9	18.6%	$21.8

Physician Business

The increase in general and administrative expenses is primarily attributable to an overall increase in expenses due to the growth in net sales discussed above and an increase in salary and travel expenses as a result of the rationalization programs and the conversion to JD Edwards XE®, a new ERP system which is discussed below under the caption Other General and Administrative Expenses—Rationalization Expenses. The increase in general and administrative expenses is also attributable to the following: (i) additional warehouse salary expenses of approximately $1.9 million, (ii) increased freight expenses of approximately $1.9 million as a result of fuel surcharges and rate increases by third party providers and a temporary increase in the number of shipments between distribution centers as a result of the centralization of the purchasing function and the consolidation of the distribution centers into larger facilities (“Rationalization Programs”), (iii) an increase in salary expense of approximately $3.0 million due primarily to general wage increases, and (iv) additional depreciation expense of approximately $2.1 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives. These increases in general and administrative expenses were offset by a decrease in incentive compensation of approximately $2.4 million and a decrease in other general and administrative expenses of approximately $2.6 million, which is discussed below.

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

As discussed above, the comparability of the general and administrative expenses year over year was impacted by (i) the accounting for the disposition of the Imaging Business and (ii) the costs incurred providing certain services to the buyer under the TSA. During fiscal year 2003, the Company incurred approximately $11.3 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business. The Company allocated approximately $5.5 million of these expenses to discontinued operations, which represent direct overhead expenses for the period from March 30, 2002 to November 18, 2002. The expenses associated with providing services under the TSA were recorded as a component of general and administrative expenses and the reimbursement was recorded in other income in the accompanying statements of operations. During fiscal year 2002, the Company incurred approximately $10.6 million of general and administrative expenses, which included both direct and indirect overhead expenses that were attributable to the Imaging Business, of which approximately $7.5 million of these expenses were allocated to discontinued operations.

Other General and Administrative Expenses

General and administrative expenses include charges related to restructuring activity, merger activity, and other items. These charges increased approximately $1.5 million during fiscal year 2003 compared to the prior fiscal year. The following tables summarize other general and administrative expenses (in millions) by business segment:

	For the Fiscal Year Ended March 28, 2003
	Physician Business	Elder Care Business	Corporate Overhead	Total
Restructuring costs and expenses	$1.1	$—	$0.3	$1.4
Reversal of operational tax charge	—	—	(0.4)	(0.4)
Rationalization expenses	3.2	—	—	3.2
Accelerated depreciation	0.2	—	—	0.2
Merger costs and expenses	—	—	1.4	1.4
Other	0.4	—	2.9	3.3

Total	$4.9	$—	$4.2	$9.1

	For the Fiscal Year Ended March 29, 2002
	Physician Business	Elder Care Business	Corporate Overhead	Total
Restructuring costs and expenses	$4.8	$0.2	$—	$5.0
Reversal of operational tax charge	—	—	(2.4)	(2.4)
Rationalization expenses	1.3	—	—	1.3
Accelerated depreciation	1.1	—	—	1.1
Merger costs and expenses	—	—	2.1	2.1
Other	0.3	0.2	—	0.5

Total	$7.5	$0.4	$(0.3)	$7.6

Restructuring Costs and Expenses

Physician Business

Plan Adopted During the Fourth Quarter of Fiscal Year 2003. Approximately $0.1 million was recognized during fiscal year 2003 related to this plan.

Plan Adopted During the Fourth Quarter of Fiscal Year 2002. This plan was substantially completed at March 28, 2003. During fiscal year 2003, the Physician Business recorded charges of $2.0 million related to this plan, which included branch shut down costs of $1.3 million, involuntary employee termination costs of $0.3 million, and employee relocation costs of $0.4 million. Management reevaluated its previous estimates on a quarterly basis during fiscal year 2003 and reversed approximately $1.1 million of previously recorded charges, which included involuntary employee termination costs of $0.6 million, lease termination costs of $0.2 million, and branch shutdown costs of $0.3 million. During fiscal year 2002, the Physician Business recorded a charge of $3.7 million at the commitment date of this plan. In addition, approximately $0.5 million was expensed as incurred which primarily included direct transaction costs of $0.2 million, branch shut down costs of $0.1 million, and employee relocation costs of $0.1 million.

Corporate Shared Services

Plan Adopted During the Third Quarter of Fiscal Year 2003. As a result of the sale of the Imaging Business, management and the Board of Directors approved and adopted a formal plan to restructure certain positions within the Company. As a result of the plan, 18 employees, including leaders and administrative personnel, were involuntarily terminated. As of March 28, 2003, all employees had been terminated. During fiscal year 2003, the Company expensed $0.5 million related to this plan, which included approximately $0.4 million of involuntary employee termination costs and $0.1 million of direct transaction costs.

In addition to the charges related to the plan adopted during the third quarter of fiscal year 2003, management reevaluated its previous estimates for a plan that was adopted during the third quarter of fiscal year 2001. The Company reversed approximately $0.2 million of involuntary employee termination costs that were no longer payable under existing severance agreements.

Rationalization Expenses

During fiscal year 2003 and 2002, the Physician Business incurred approximately $3.2 million and $1.3 million, respectively, of rationalization expenses.

Merger Costs and Expenses

During fiscal year 2003 and 2002, the compensation costs related to the Retention Plans were approximately $1.4 million and $2.1 million, respectively. As of March 28, 2003, there were no amounts due under the Retention Plans.

Accelerated Depreciation

During fiscal year 2002, the Physician Business identified certain assets that would be replaced or disposed of as a result of the restructuring plan that was implemented during the fourth quarter of fiscal year 2002. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived

Assets to Be Disposed Of (“SFAS 121”), the Company evaluated the recoverability of the assets and determined that impairment did not exist at the division level. Therefore, management revised the estimated useful lives of certain assets in accordance with Accounting Principles Board (“APB”) No. 20, Accounting Changes (“APB 20”). As a result of shortening the useful lives of certain assets during the fourth quarter of fiscal year 2002 to coincide with the planned disposal date, the Company recorded $0.2 million and $1.0 million of accelerated depreciation during the fiscal year 2003 and 2002, respectively. Prior to the accelerated depreciation charges, these assets primarily would have been depreciated at a rate of approximately $0.1 million per quarter through fiscal year 2004. The reduction in depreciation expense during fiscal years 2003 and 2004 was offset by additional lease expense as these assets were replaced with assets under operating leases. The effects of these changes in estimate decreased basic and diluted earnings per share by less than $0.01 for the fiscal year ended March 28, 2003 and decreased basic and diluted earnings per share by $0.01 for the fiscal year ended March 29, 2002.

Reversal of Operational Tax Charge

During the fiscal year ended March 28, 2003 and March 29, 2002, the Company reversed $0.4 million and $2.4 million of the previously recorded operating tax charge reserve, respectively.

Other

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

INTERNATIONAL BUSINESS EXIT CHARGE REVERSAL

During fiscal year 2001, the Company adopted a plan to divest the International Business and recorded a charge of approximately $14.9 million. The sale of the International Business was completed during the first quarter of fiscal year 2002. Upon completion of the sale, the Company recorded a reversal of $0.5 million of the previously established charge due to lower than expected costs to exit the business.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	March 28, 2003		March 29, 2002
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$22.8	3.0%	$17.7	2.5%	$5.1
Elder Care Business	18.3	4.3%	11.9	3.0%	6.4
Corporate Shared Services	(15.2)	—	(6.0)	—	(9.2)

Total Company	$25.9	2.2%	$23.6	2.1%	$2.3

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the fiscal year ended March 28, 2003 totaled $12.6 million, an increase of $4.4 million, or 53.1%, from interest expense of $8.2 million for the fiscal year ended March 29, 2002. Interest expense year over year was impacted by (i) the allocation of interest expense to discontinued operations which was $2.2 million during fiscal year 2003 compared to $4.5 million during fiscal year 2002, (ii) accelerated amortization of debt issuance costs of approximately $3.1 million of which approximately $2.7 million relates to the early extinguishment of the 8.5% Notes, and (iii) capitalized interest of approximately $1.8 million related to the purchase and development of the Physician Business’ ERP system. Excluding the effects of these items, interest expense decreased approximately $2.8 million. This decrease is primarily attributable to lower outstanding debt balances under the Company’s revolving line of credit and 8.5% Notes over the prior period and an overall reduction in interest rates.

INTEREST AND INVESTMENT INCOME

Interest and investment income for fiscal year ended March 28, 2003 totaled $0.5 million, a decrease of $0.2 million, or 23.3%, from interest and investment income of $0.7 million for fiscal year ended March 29, 2002.

OTHER INCOME

Other income for fiscal year ended March 28, 2003 totaled $0.3 million, a decrease of $1.6 million, or 85.3%, from other income of $1.9 million for fiscal year ended March 29, 2002. During the fiscal year ended March 28, 2003, approximately $4.3 million of other income was recorded as a result of the TSA with the buyer of the Imaging Business. However, this amount was offset by premiums of approximately $5.2 million that were paid to retire the 8.5% Notes. The remaining decrease in other income was primarily attributable to a decrease of approximately $0.3 million in customer finance charge income recognized on the Elder Care Business and Physician Business customer accounts.

PROVISION FOR INCOME TAXES

Provision for income taxes was $5.3 million for the fiscal year ended March 28, 2003, a decrease of $1.2 million from the provision for income taxes of $6.5 million for fiscal year ended March 29, 2002. The provision for income taxes for fiscal year 2003 is net of a benefit of approximately $3.1 million related to the loss on the early extinguishment of the 8.5% Notes. Excluding the effect of this benefit, the provision for income taxes increased approximately $1.9 million, which primarily is a result of an increase in income from continuing operations before provision for income taxes year over year. The effective income tax rate was approximately 37.6% and 36.4% for fiscal year 2003 and 2002, respectively. The increase in the effective rate is primarily attributable to (i) an increase in unfavorable permanent items and (ii) a decrease in the income from continuing operations before provision for income taxes, excluding the effect of the International Business, offset by a valuation allowance recorded during fiscal year 2002 against certain deferred tax assets resulting from capital loss carryforwards generated from the sale of the International Business.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $445.6 million for the fiscal year ended March 28, 2003, a decrease of $266.0 million from net sales of $711.6 million for the fiscal year ended March 29, 2002. The Imaging Business was sold on November 18, 2002, resulting in 162 selling days during fiscal year 2003 compared to 253 selling days during fiscal year 2002. The pretax loss from operations was $6.7 million for the fiscal year ended March 28, 2003, an increase of $2.8 million from a pretax loss from operations of $3.9 million for the fiscal year ended March 29, 2002. This increase in the loss from operations is primarily related to a reduction in net sales discussed above. The pretax loss on disposal of discontinued operations was approximately $94.6 million for the fiscal year ended March 28, 2003, which related to loss on disposal based on the purchase price. The total loss from discontinued operations for the fiscal year ended March 29, 2002 includes a goodwill impairment charge of $90.0 million, net of a benefit for income taxes of $14.4 million, recorded at the Imaging Business as a cumulative effect of an accounting change due to the implementation of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

NET LOSS

Net loss for the fiscal year ended March 28, 2003 totaled $54.8 million compared to a net loss of $81.2 million for the fiscal year ended March 29, 2002. The net loss for the fiscal year ended March 28, 2003 included a charge of $63.6 million for the total loss from discontinued operations and a charge of $4.8 million for the early extinguishment of the 8.5% Notes. The net loss for the fiscal year ended March 29, 2002 primarily related to a goodwill impairment charge of $90.0 million, net of a benefit for income taxes of $14.4 million, recorded as a cumulative effect of an accounting change due to the implementation of SFAS 142. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

(dollars in thousands)	For the Fiscal Year Ended
	April 2, 2004	March 28, 2003	March 29, 2002
Cash Flow Information:
Net cash provided by operating activities	$21,861	$44,110	$109,004
Net cash used in investing activities	(43,497)	(6,574)	(25,435)
Net cash provided by (used in) financing activities	61,393	(71,939)	(64,369)

Net increase (decrease) in cash and cash equivalents	$39,757	$(34,403)	$19,200

(dollars in thousands)	As of
	April 2, 2004	March 28, 2003
Capital Structure:
Bank debt	$185,000	$83,000
Cash and cash equivalents	(58,928)	(19,171)

Net debt	126,072	63,829
Shareholders’ equity	239,188	245,186

Total capital	$365,260	$309,015

Operational Working Capital:
Accounts receivable	$188,421	$154,393
Inventories	99,864	79,747
Accounts payable	(91,160)	(90,635)

	$197,125	$143,505

Discussion of Cash Flows From Operating, Investing, and Financing Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of discontinued operations, non-cash expenses, loss on the sale of property and equipment, and changes in operating assets and liabilities.

Growth initiatives implemented in June 2003 by the Physician and Elder Care Businesses resulted in an increase of consolidated net sales during the fiscal year ended April 2, 2004 of 14.6% (12.4% on a same day sales basis) compared to the fiscal year ended March 28, 2003. As a result of core business growth, operational working capital has increased approximately $53.6 million during fiscal year 2004. A portion of this increase is directly attributable to accounts receivable and inventory growth to support business growth initiatives. During the fiscal year ended April 2, 2004:

•	Accounts receivable increased by approximately $34.3 million primarily due to the revenue growth initiatives in the Physician and Elder Care Businesses discussed above.

•	Inventories increased by approximately $18.4 million primarily to support the pharmaceutical sales growth in the Physician Business and expansion into the DME and housekeeping markets by the Elder Care Business. Despite this increase in inventory to support the growth initiatives, the inventory turnover for both the Physician and Elder Care Businesses continued to increase. In addition, approximately $2.3 million of inventory was purchased at year end prior to the effective date of vendor price increases.

•	Accounts payable decreased approximately $1.7 million. This decrease does not correspond to the overall increase in inventories as a result of accelerating payments to select vendors to take advantage of more favorable discount terms.

Overall, net cash provided by operating activities during the fiscal year ended April 2, 2004 was impacted by an increase in overall operating profit offset by the increase in operational working capital needs to support the net sales growth. During the fiscal year ended March 28, 2003, net cash provided by operating activities was impacted by the continuation of working capital improvement initiatives. During the fiscal year ended March 29, 2002, net cash provided by operating activities was positively impacted by the implementation of working capital reduction initiatives that started in the last half of fiscal year 2001 and the net cash provided by the Imaging Business of $28.3 million.

Net cash provided by operating activities each year was also impacted by federal and state income taxes. During fiscal year 2004, the Company paid federal alternative minimum tax as well as state estimated tax payments totaling $2.1 million and received various state income tax refunds related to previous tax filings of approximately $0.8 million. During fiscal years 2003 and 2002, the Company received approximately $2.8 million and $16.9 million, respectively, of income tax refunds. During fiscal year 2003, the Company filed a NOL carryback refund claim of its fiscal year 2002 tax loss to partially offset the taxable income for fiscal year 2000. During fiscal year 2002, the Company filed a NOL carryback refund claim of its fiscal year 2001 tax loss to partially offset the taxable income for fiscal year 1999.

Net cash used in investing activities was $43.5 million, $6.6 million, and $25.4 million during fiscal years 2004, 2003, and 2002, respectively. Net cash used in investing activities increased during fiscal year 2004 due to the payments for acquired companies, capital expenditures, and the use of cash as a result of the sale of the Imaging Business. The Elder Care Business acquired three companies during fiscal year 2004 for $19.3 million and one company during fiscal year 2003 for $4.5 million. During fiscal years 2004, 2003, and 2002, capital expenditures totaled $21.1 million, $12.0 million and $19.8 million, respectively, of which approximately $10.7 million, $4.5 million, and $13.6 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $4.4 million and $4.8 million during fiscal years 2004 and 2003, respectively. During fiscal year 2003, cash flows from investing activities were generated from the sale of the Imaging Business. The original purchase price of the Imaging Business was estimated to be $45.0 million subject to adjustment based on the net assets sold and net cash held by the Imaging Business as of the closing date. Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date. The cash proceeds received during fiscal year 2003 were reduced by approximately $3.3 million for transaction costs. During fiscal year 2004, the Company paid additional transaction costs of approximately $2.1 million.

Net cash provided by financing activities was $61.4 million during fiscal year 2004 and net cash used in financing activities was $71.9 million and $64.4 million during fiscal years 2003 and 2002, respectively. Net cash used in financing activities was impacted during fiscal year 2004 and 2003 as a result of refinancing its existing debt structure. During fiscal year 2004, the Company issued $150.0 million of 2.25% convertible senior notes and repaid approximately $79.3 million of its debt outstanding under the revolving line of credit. During fiscal year 2003, the Company paid $130.2 million to retire the 8.5% Notes using the availability under the revolving line of credit. During fiscal year 2002, the Company repaid a significant amount of debt outstanding under its revolving line of credit using cash flows from operating activities and available cash reserves. In addition, net cash used in financing activities was impacted by the stock repurchase programs approved by the Board of Directors. The Company paid $40.6 million during fiscal year 2004 to repurchase approximately 3.9 million shares of the Company’s common stock at an average price of $10.36 per common share and paid $25.6 million during fiscal year 2003 to repurchase approximately 3.6 million shares of common stock at an average price of $7.13 per common share.

Capital Resources

Senior management and the Board of Directors determine the amount of capital resources that the Company maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support the existing business are adequate.

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the revolving line of credit. These instruments furnish the financial resources to support the business strategies and customer service levels in a time of rapid revenue growth. The revolving line of credit, which is an asset-based agreement, uses the strength of the Company’s working capital as collateral to support necessary liquidity. Over the long-term, the Company’s priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

At April 2, 2004, the Company’s maximum availability under the revolving line of credit was $200 million. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. At April 2, 2004, the Company had sufficient assets based on eligible inventories and accounts receivables to borrow up to $157.5 million of the $200.0 million revolving line of credit.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by (i) maintaining appropriate levels of liquidity under its revolving line of credit and (ii) using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of April 2, 2004, the Company has not entered into any material working capital commitments, other than those that are disclosed in the future minimum obligation table below, that require funding.

2.25% Convertible Senior Notes

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent cash interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120% of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s Investor Services (“Moody’s”) is at or below Caa1 or the corporate credit rating assigned by Standard & Poor’s Ratings Services, a division of McGraw Hill Companies, Inc. and its successors (“S&P”), is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1,000 (one thousand) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, 1.5 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at a contingent conversion price of $20.51.

The estimated fair value of the convertible senior notes was approximately $152.8 million at April 2, 2004 based on indicative quotes in the marketplace for the convertible notes.

.

Revolving Line of Credit

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). On June 24, 2003, the Company entered into a first amendment to the Credit Agreement which primarily finalized the syndication of the Credit Agreement to the Lenders.

On December 16, 2003, the Company entered into a second amendment to the Credit Agreement, which matures on March 28, 2006. The primary purpose of the amendment was to increase the maximum availability of borrowings under the Credit Facility from $150 million to $200 million (“Amended Credit Facility”). Availability of borrowings under the Amended Credit Facility depends upon a borrowing base calculation consisting of eligible accounts receivable and, upon satisfaction of certain requirements, eligible inventory. The Amended Credit Facility bears interest at the Bank’s prime rate plus a margin of between -0.25% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“Leverage Ratio”), as defined in the Amended Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s Leverage Ratio. Under the Amended Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Proceeds from the Amended Credit Facility will be used to fund the Company’s anticipated future requirements for working capital, capital expenditures, acquisitions, and issue letters of credit.

On March 1, 2004, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment”), by and among the Company, as borrower there under, the subsidiaries of the Company party thereto, the Lenders and the Bank as Agent for the Lenders. The primary purpose of the Third Amendment was to obtain the Lenders’ approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company’s common stock, including any repurchases made during the period from May 20, 2003 to March 1, 2004. In addition, the Third Amendment set interest at the Bank’s prime rate or at LIBOR plus 2.00% based on the Company’s Leverage Ratio for the fiscal year ending April 1, 2005.

On April 2, 2004, the Company had sufficient assets based on eligible inventories and accounts receivables to borrow up to approximately $157.5 million under the $200 million revolving line of credit. At April 2, 2004 and March 28, 2003, there was $35.0 million and $83.0 million, respectively, outstanding under the revolving line of credit.

During the three months ended June 28, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At April 2, 2004, the unrealized loss, net of taxes, for the estimated fair value of the swap agreement, which is recorded in accumulated other comprehensive loss in the accompanying balance sheet, was immaterial.

8.5% Senior Subordinated Notes

The Company had outstanding $125 million aggregate principal amount of 8.5% senior subordinated notes due in 2007. During fiscal year 2003, the Company retired these notes and a charge of $4.8 million was recorded as a result of the early extinguishment of debt. This charge consisted of $5.2 million of redemption premiums, $2.7 million of accelerated amortization of debt issuance costs, net of an income tax benefit of $3.1 million.

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

Stock Repurchase Program

On July 30, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, the Company repurchased 3.6 million shares of common stock at an average price of $7.13 per common share. On December 17, 2002, the Company’s Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share.

On February 26, 2004, the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. This authorization terminated the remaining shares available for repurchase under the stock repurchase program authorized in December 2002. During the fourth quarter of fiscal year 2004, the Company repurchased approximately 2,967,800 shares of common stock at an average price of $11.79 per common share. As a result, all outstanding stock repurchase programs have been completed.

Subsequent to year end, on June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise.

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

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Total
Revolving line of credit(a)	$35,000	$—	$—	$—	$—	$—	$35,000
2.25% convertible senior notes	—	—	—	—	—	150,000	150,000
Operating leases:
Operating	17,784	13,163	9,223	6,311	3,793	11,127	61,401
Restructuring	596	243	19	—	—	—	858
Noncompetition agreements	341	36	36	28	28	86	555
Employment agreements	163	—	—	—	—	—	163
Purchase commitments(b), (c), (d)	45,437	7,868	8,350	8,875	4,588	—	75,118

Total	$99,321	$21,310	$17,628	$15,214	$8,409	$161,213	$323,095

(a)	The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until March 26, 2006. The Company is not obligated to repay the amount outstanding under the revolving line of credit during fiscal year 2005.

(b)	The purchase commitments primarily relate to an exclusive distribution agreement entered into by the Elder Care Business, whereby a minimum purchase of $7.0 million of product by September 30, 2004 is required. For each one year period thereafter through September 2008, the purchases shall not be less than the sum of $7.0 million plus 7.0% compounded annually. Under the terms of the distribution agreement, the vendor agrees to repurchase any products purchased by the Elder Care Business but not sold for any reason within 150 days after the delivery date. In addition, the Elder Care Business has the right to terminate the distribution agreement for any reason and without cause by providing written notice to the vendor 180 days prior to the effective date of such termination. Such termination would relieve the Elder Care Business of the purchase commitment described above.

(c)	The purchase commitments for fiscal year 2005 include an agreement entered into by the Physician Business, whereby a minimum purchase of approximately $39.5 million of flu vaccines is required.

(d)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of April 2, 2004, the Company has not terminated any contracts with a private label vendor.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations include the following. The discussion below applies to each of the Company’s reportable segments (Physician Business, Elder Care Business, and Corporate Shared Services), unless otherwise noted.

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

Two events took place during the three months ended December 31, 2003 which caused the Elder Care Business to review the method for establishing its allowance for doubtful accounts. First, changes to Medicare and Medicaid reimbursement rates became effective. (Refer to Risk Factors for a discussion of the recent reimbursement changes.) These changes are expected to positively impact the financial condition of elder care providers and the financial strength of the elder care industry. Second, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for its elder care customers. Based on the results of this analysis, combined with the changes to the reimbursement rates, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, management revised the estimates used to establish the allowance for doubtful accounts for the Elder Care Business. This change in estimate reduced the reserve percentages applied to various aging categories of accounts receivable, to more closely reflect actual collection and write-off history that the Company has experienced and expects to experience in the future. The impact of reducing the reserve percentages was approximately $0.9 million, net of the benefit for income taxes, or $0.01 basic and diluted earnings per share for the fiscal year ended April 2, 2004. No changes were made to the methodology subsequent to December 31, 2003.

Inventory Valuation

Inventories, which primarily consist of medical products and supplies and diagnostic equipment, are valued at the lower of cost, or market on a first-in, first-out basis. As part of this valuation process, excess and slow-moving inventories are reduced to estimated net realizable value. The Company’s accounting for excess and slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. When preparing these estimates, management considers and reviews historical results, inventory quantities on hand, current operating trends, sales forecasts, and slow movement reports. These estimates can be affected by a number of factors, including general economic conditions, supply interruption by a manufacturer, and other factors affecting demand for the Company’s inventory. Any adjustments to the valuation of inventory will impact cost of goods sold and inventory.

During fiscal year 2002, the Physician Business recorded a $2.3 million charge to cost of goods sold for a discontinued product line. During fiscal year 2002, Candela Corporation (“Candela”) terminated a distribution agreement between the two companies and the Company filed an arbitration proceeding with the American Arbitration Association against Candela (PSS World Medical, Inc. d/b/a Physician Sales & Service, Claimant, v. Candela Corporation, Respondent) for breach of contract, promissory estoppel, intentional interference with contractual/advantageous relations, and violation of the Massachusetts Unfair Business Practices Act. Candela filed counterclaims in the arbitration for breach of contract, seeking payment of $2.4 million in outstanding invoices, which was recorded in accounts payable at the time of purchase, and alleged trademark infringement and violation of the Massachusetts Unfair Business Practices Act. The arbitrators ruled in favor of Candela on May 28, 2003. Due to the termination of the distribution agreement, including termination of manufacturer support, installation services, and warranty coverage, the Physician Business recorded an additional $2.3 million charge to cost of goods sold during fiscal year 2003.

Estimating Accruals for Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party vendors. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of the cost incurred, or (iii) an increase to net sales in the accompanying statements of operations. Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Performance-based rebates are typically measured against inventory purchases from the manufacturer or sales volume levels and are received from the vendors at the time certain performance measures are achieved. Performance-based rebates for contracts entered into subsequent to November 21, 2002 are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate or refund, provided the amounts are probable and reasonably estimatable. Therefore, management uses judgment and estimates to determine the amount of performance-based rebates to recognize each period. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure. Prior to November 21, 2002, rebate income was recognized in the period in which the performance measure was achieved. Vendor rebates are recognized in income only if the related inventory has been sold. Therefore, management estimates the amount of vendor rebate income related to inventory not sold and establishes a reserve on a quarterly basis. If the facts and circumstances used by management to assess whether the performance targets will be achieved by the Company or the amount of inventory that has been sold change, the financial condition and the results of operations could materially change period to period.

Estimating Valuation Allowances for Deferred Tax Assets

The liability method is used for determining income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management considers and makes judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for deferred tax assets. The ultimate realization of the deferred tax assets generally depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

The Company’s tax filings are subjected to audit by the IRS. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Management believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly the Company provides taxes only for the amounts management believes will ultimately result from these proceedings. Management does not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, (i) the amount and nature of additional taxes potentially asserted by federal, state, and local tax authorities; (ii) the willingness of federal, state, and local tax authorities to negotiate a fair settlement through an administrative process; and (iii) the impartiality of the federal, state, and local courts. Management’s experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

During fiscal year 2002, the Company sold the International Business which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007. Therefore, a valuation allowance was recorded. However, based on recent Tax Court rulings, the Company has subsequently filed a refund claim during the three months ended December 31, 2003 with the IRS to report an ordinary worthless stock deduction on the sale of the International Business. The filing reflects a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. This claim has been formally denied by the IRS as part of the audit of fiscal years ended March 31, 2000 and March 30, 2001; therefore, the valuation allowance related to this item remains unchanged at April 2, 2004. The claim has been combined with the formal protest to the results of the audit and has been received by the Appeals Office of the IRS. The Company is currently waiting notification of the initial meeting with the IRS. If the Company is successful in defending its claim filed with the IRS in Appeals, the valuation allowance would be reversed against the provision for income taxes, which will reduce the provision for income taxes by approximately $5.2 million during the year in which the final ruling is obtained.

Estimating Useful Lives of Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the following estimated useful lives.

Useful Life
Equipment	5 to 15 years
Computer hardware and software	3 to 10 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, or changes in the Company’s business strategy could result in the actual useful lives differing from the Company’s current estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life. Factors such as changes in the planned use of property and equipment could also result in shortened useful lives.

During fiscal years 2004, 2003, and 2002, the Company revised the useful lives of certain assets in accordance with APB 20 and recorded accelerated depreciation of approximately $0.2 million, $0.2 million, and $1.1 million, respectively. Currently, management does not expect accelerated depreciation during fiscal year 2005 to be material.

Legal Contingencies

As discussed in Note 15, Commitments and Contingencies, the Company is currently involved in certain legal proceedings. In accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimatable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying balance sheets. Professional fees related to these claims are included in general and administrative expenses in the accompanying statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability has been incurred and whether the amount of potential loss is estimatable. The determination is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe the outstanding legal proceedings will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions related to the anticipated or actual outcome of the outstanding legal proceedings.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) on March 31, 2001. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill is reviewed for impairment at each reporting unit annually on the last day of each fiscal year, which is the Friday closest to March 31. The Physician Business and the Elder Care Business are separate reporting units. Goodwill was not impaired during fiscal years 2004 and 2003. As a result of adopting SFAS 142, the Imaging Business recorded an impairment charge during fiscal year 2002 of $90.0 million, net of a benefit for income taxes of $14.4 million, which is included in the total loss from discontinued operations in the accompanying statement of operations.

The impairment and disposal of long-lived assets is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of the Company’s use of the underlying assets; and (iii) significant adverse industry or market economic trends. In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. Management must make assumptions regarding estimated future cash flows, revenues, earnings, and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets. Management does not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable during fiscal year 2004.

Business Combinations

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company obtains valuations from an independent third-party to assist in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing acquired intangible assets include, but are not limited to: (i) expected future cash flows from existing customer contracts and relationships; (ii) assumptions relating to the impact of noncompete agreements on business operations; (iii) assumptions related to the impact on the timing of expected future cash flows; (iv) retention of customers and key business leaders; and (v) the risk inherent in investing in intangible assets. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumption, estimates, or other actual results.

Accounting for Discontinued Operations

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability. On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (“Purchase Price”). The cash proceeds received during fiscal year 2003, net of these adjustments, received from the Buyer were approximately $12.1 million. The estimated loss on disposal is subject to change based on the final Purchase Price adjustments that will be recorded in the period in which they become known.

The results of operations of the Imaging Business and the estimated loss on disposal have been classified as “discontinued operations” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32.3 million. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter has been referred to an independent accounting firm of national reputation for binding resolution. Subsequent to March 14, 2003, the Buyer has provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28.2 million. The Company is currently in the process of responding to information requests from the arbitrator. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RISK FACTORS

The Company’s net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for the Company’s products and services;

•	the introduction of new products and services by the Company and competitors;

•	seasonal vaccine sales;

•	acquisitions, dispositions or investments;

•	changes in manufacturers’ pricing policies and/or terms;

•	changes in manufacturers’ strategy to utilize distribution;

•	changes in the level of operating expenses;

•	changes in estimates used by management;

•	product supply shortages;

•	product recalls by manufacturers;

•	inventory valuation adjustments;

•	changes in product mix;

•	general competitive and economic conditions;

•	inclement weather;

•	changes in accounting principles;

•	disruptions resulting from the implementation of the strategic business plan;

•	disruptions resulting from the implementation of the Enterprise Resource Planning systems; and

•	changes by the government in reimbursement rates.

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

A significant portion of medical care costs in the United States of America are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement of hospitals, physicians, and other healthcare providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of the Elder Care Business. Beginning July 1, 1998, Medicare’s Prospective Pay System (“PPS”) was applied to the long-term care industry, which limited government payments to long-term care providers to federally established cost levels. Under PPS, the customers of the Elder Care Business received reimbursements that were substantially less than they received under the previous cost-based reimbursement system. As a result of reimbursement cuts and adjustments, a substantial portion of the national as well as the regional and independent nursing home facilities entered into bankruptcy.

The United States federal government recently enacted changes to PPS that became effective October 1, 2003. The recent changes to Medicare resulted in an approximate $850 million addition to reimbursement funding for providers of elder care services that are part of the federal Medicare annual budget. In addition, the United States federal government also increased state Medicaid funding by $10 billion for providers of elder care services. As a result of the recent Medicare and Medicaid changes, providers of elder care services and the elder care industry are anticipated to receive increased reimbursement from these sources.

Future changes in government reimbursement rates, rules of the PPS, and other regulatory changes may negatively impact the Elder Care Business’ operations. Additionally, any reduction in the reimbursements available to physicians under Medicare and Medicaid may lead to a corresponding reduction in the spending budgets of physicians, the principal customers of the Physician Business.

The Company’s business is dependent on sophisticated data processing systems that may impair business operations if they fail to operate properly or not as anticipated.

The success of the Company’s business relies on the ability to obtain, process, analyze, maintain, and manage data. In addition, data processing capabilities are continually maintained and upgraded. The Company has recently become more reliant on its information systems due to its consolidation and centralization of certain administrative functions.

Management relies on this capability because:

•	rebates are received from manufacturers when certain products are sold and sophisticated systems to track, apply, and collect such rebates are used;

•	product cost information, net of rebates, is needed by the sales force in a timely manner to conduct business;

•	customer orders must be received and shipped on a timely basis;

•	billings and collections for all customers must be managed efficiently;

•	the purchasing and distribution of over 91,000 inventory items from 43 full-service distribution centers must be managed;

•	data and information systems must be converted after acquisitions and during operating system conversions;

•	product reporting and tracking for vendors and vendor incentives is a requirement;

•	sales representative compensation is based on gross margin by product and by customer;

•	regulatory compliance on certain products requires proper tracking and reporting; and

•	GPOs and customers require sophisticated reporting.

The Company’s business, financial condition, and results of operations may be materially adversely affected if, among other things:

•	data processing capabilities are interrupted or fail for any extended length of time;

•	data services are not kept current;

•	the data processing system becomes unable to support expanded business; or

•	data is lost or unable to be stored or processed.

The Elder Care Business’ implementation of the JD Edwards distribution module may temporarily disrupt its operations.

The Elder Care Business currently operates the ProLogic enterprise resource planning system at 11 of the 12 distribution centers and the JDE general ledger, accounts receivable, and accounts payable modules for its centralized functions. Currently, the Elder Care Business is in the process of converting its distribution centers from ProLogic to the JDE platform. There can be no assurance that the implementation of the JDE distribution modules at the remaining Elder Care Business distribution centers will be successfully completed without disrupting the operations of the business. There also can be no assurance that the implementation will be completed within the time frame projected by management.

The Company’s strategy for growth may not result in additional revenue or operating income and may have an adverse effect on working capital, operating cash flow, and earnings.

A key component of the Company’s business strategy is to increase sales to both existing and new customers, including large chains, independent operators, and provider groups. The Company intends to accomplish this by:

•	expanding its product offerings;

•	developing innovative marketing and distribution programs;

•	hiring additional direct sales or other personnel;

•	increasing the national sales efforts;

•	expanding e-commerce initiatives and development;

•	improving distribution capability and efficiency through systems development and implementation;

•	finalizing the rationalization of the distribution network; and

•	improving supply chain efficiency through centralization and systems implementation.

There can be no assurance that the Company will be successful in these efforts or that these efforts will result in additional revenues or operating income.

The operating costs of the Company’s delivery fleet could increase due to commodity price fluctuations.

The Physician and Elder Care Businesses currently operate a delivery fleet of over 500 vehicles. Management considers the deployment of this fleet to be one of the Company’s competitive advantages. Approximately 70% of consolidated shipments are delivered via the fleet. There can be no assurance that the Company would be able to pass along any unanticipated increases in fuel costs to its customers due to Medicare reimbursement pressures.

The Company may face competitive pricing pressures as it focuses on increasing sales to large chains and consolidating provider groups.

The Company is expanding its business with large chains and consolidating provider groups, especially in the long-term care market. This may result in competitive pricing pressures due to:

•	additional negotiating leverage of large, regional and national chains;

•	vendor agreements containing volume discounts;

•	customer volume specifications;

•	service specifications;

•	negotiating favorable customer contracts;

•	maintaining existing customer contracts; and

•	predicting activity of competitors.

The Company depends heavily on superior and unique distributorship agreements and the termination of any agreements could reduce revenues and earnings.

The Company distributes over 91,000 medical products manufactured by approximately 2,100 vendors. The Company relies on these vendors to manufacture and supply these products. During the fiscal years ended April 2, 2004 and March 28, 2003, no vendors accounted for more than 10% of the Company’s consolidated inventory purchases.

The ability to maintain good relations with vendors affects the Company’s profitability.

Currently, the Company relies on vendors to provide:

•	field sales representatives’ technical and selling support;

•	agreeable purchasing and delivery terms;

•	sales performance incentives;

•	financial support of sales and marketing programs;

•	promotional materials;

•	acceptable pricing and terms; and

•	product availability.

There can be no assurance that the Company will maintain good relations with its vendors.

The Elder Care Business depends on a limited number of large customers.

The Elder Care Business depends on a limited number of large customers for a significant portion of its net sales. The Elder Care Business has long-term contracts with each of its largest customers. The consolidation or divestiture of a large nursing home facility, whereby the Elder Care Business were to lose a significant, large customer or portion thereof, could have a material adverse effect on the Company’s business and results of operations. In prior years, the Elder Care Business experienced failure to collect accounts receivable from some of its largest customers and an adverse change in the financial condition of its customers could have a material adverse effect on the Company’s results of operations or financial condition.

Acquisitions may decrease shareholders’ percentage ownership in the Company and require the Company to incur additional debt.

Future acquisitions or investments may be financed by the issuance of equity securities that could be dilutive to shareholders. Additionally, the Company may incur additional debt and amortization expense related to identifiable intangible assets. This additional debt and amortization expense may significantly reduce profitability and adversely affect the Company’s business, financial condition, and results of operations. Any goodwill recorded in connection with future or existing acquisitions will require an annual impairment test which compares the carrying amount to the fair value of the reporting unit under SFAS 142.

If the Company cannot integrate acquired companies within the business, profitability may be adversely affected.

Although additional companies may be acquired in the future, the Company may be unable to successfully integrate the acquired businesses and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired business is especially difficult when the acquired business is in a market in which the Company has limited or no expertise, or has a different corporate culture. If the Company is unable to successfully integrate acquired businesses:

•	substantial costs and delays may be incurred;

•	operational, technical or financial problems may be experienced;

•	management’s attention and other resources may be diverted; and

•	relationships with key customers and employees may be damaged.

The Company’s indebtedness may limit the ability to obtain additional financing in the future and may limit the flexibility to react to industry or economic conditions.

The Company has a revolving line of credit with maximum availability of borrowings of $200 million. Availability of borrowings under the revolving line of credit depends upon a borrowing base calculation consisting of eligible accounts receivable, and upon satisfaction of certain requirements, eligible inventory. Any deterioration in the realizability of these assets could reduce the amount available under the revolving line of credit. At April 2, 2004, the Company had sufficient assets based on eligible inventories and accounts receivable to borrow up to $157.5 million under the $200 million revolving line of credit of which $35.0 million was outstanding.

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes which mature on March 15, 2024. As a result, the Company’s total indebtedness was $185.0 million as of April 2, 2004.

The level of the Company’s indebtedness could:

•	limit the ability to obtain additional financing in the future for working capital;

•	limit the ability to make capital expenditures;

•	limit acquisition activity;

•	limit the Company’s flexibility in reacting to changes in the industry and economic conditions in general; and

•	adversely affect the Company’s liquidity because a substantial portion of cash flow must be dedicated to debt service and will not be available for other purposes.

Management believes that cash flow from operations, together with available borrowings, is sufficient to meet operating expenses and service debt requirements in the future. This belief assumes, among other things, that the business strategy will be successfully implemented and that there will be no material adverse developments in the business, liquidity, or capital requirements. However, if the Company is unable to generate sufficient cash flow from operations to service the indebtedness, the Company will be forced to adopt an alternative strategy that may include the following options:

•	reduce or delay acquisitions and capital expenditures;

•	sell assets;

•	restructure or refinance the indebtedness; and

•	seek additional equity capital.

The Company faces litigation and liability exposure for existing and potential claims.

The Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Note 15, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company must retain the services of senior management.

The Company’s success depends largely on the efforts and abilities of senior management, particularly the President and Chief Executive Officer. The loss of the services of one or more of such individuals may adversely affect the Company’s business. Because of the decentralized operating infrastructure, the Company is also dependent upon the operations and sales managers at each distribution center, and other key corporate officers.

The Company must hire and retain qualified sales representatives to continue the sales growth.

The Company’s ability to retain existing customers and attract new customers is dependent upon:

•	hiring and developing new sales representatives;

•	adding experienced sales representatives; and

•	retaining those sales representatives.

An inability to adequately hire or retain sales representatives could limit the Company’s ability to expand the business and grow sales.

If a representative ceases employment, the Company faces the risk of losing the representative’s customers due to the relationships developed between the Company’s representatives and their customers. This is particularly a risk where the representative goes to work as a representative for a competitor. The Company generally requires sales representatives to execute a noncompetition agreement as a condition of employment. However, these agreements have not been obtained from all of these employees. In addition, certain courts do not enforce the terms of noncompetition agreements; therefore, the Company may not always be able to enforce a noncompetition agreement if an employee were to accept employment with a competitor of the Company. To mitigate this risk, the Company regularly updates its noncompetition agreements in an effort to enhance the likelihood of enforcement.

The Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers.

The medical supply distribution market is very competitive. The Company’s operating results could be materially adversely affected if competitors lower prices of products similar to those distributed by the Company, which would require the Company to match the competitive pricing. Principal competitors of the Company include full-line and full-service multimarket medical distributors and direct manufacturers, many of which have a national presence. Many of these competitors:

•	have sales representatives competing directly with the Company;

•	are substantially larger in size;

•	have substantially greater financial resources than the Company;

•	have lower product costs; and

•	have lower operating costs.

The Company also faces significant competition from regional and local dealers and mail order firms. Several mail order competitors distribute medical supplies on a national, regional or local basis and have less operating costs including less or no sales tax charges to customers.

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

The Company could face additional competition because:

•	many manufacturers are capable of directly marketing to the Company’s customers;

•	many products can be readily obtained by competitors from various suppliers;

•	competitors could obtain exclusive rights to market a product;

•	national hospital distributors, drug wholesale distributors, and healthcare manufacturers could begin focusing their efforts more directly on the Company’s markets;

•	hospitals that form alliances with long-term care facilities to create integrated healthcare networks may look to hospital distributors and manufacturers to supply their long-term care affiliates; and

•	provider networks created through consolidation among physician provider groups, long-term care facilities and other alternate site providers may shift purchasing decisions to people with whom the Company has no selling relationship.

Therefore, management cannot assure that the Company will be able to maintain customer relationships in such circumstances, maintain operating margins if provider consolidations occur, and avoid increased competition and significant pricing pressure in the future.

The significant investment in inventory may be exposed to risk of product obsolescence or market valuation.

In order to provide prompt and complete service to customers, the Company maintains a significant investment in inventory at the full-service and strategic distribution centers. Although there are inventory control procedures and policies in place to monitor the risk of product obsolescence or declining market prices, management cannot assure that:

•	such procedures and policies will continue to be effective;

•	the demand for certain product lines will continue;

•	unforeseen product development or price changes will not occur; or

•	the write-off of any unsold inventory in the future will not be significant.

In addition, acquired inventory may include different product lines that are not normally distributed by the Company. These product lines may be difficult to sell and, therefore, result in a write-off if such inventory is not saleable in the future. Any inventory write-offs could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s business, marketing activities, and pricing are subject to review by federal or state agencies.

Because government health care programs, including Medicare and Medicaid, often reimburse the cost of the Company’s products, the Company’s business, marketing activities, and pricing are subject to review by federal or state agencies, including the United States Department of Health and Human Services, the Department of Justice, and the Food and Drug Administration. Although the Company attempts to comply with law and regulations applicable to the marketing and sale of medical products and supplies, such standards are rapidly developing and often subject to multiple interpretations. Failure to comply with such laws and regulations could have a material adverse affect on the Company.

During fiscal year 2004, the Company acquired a company that provides billing services to the long-term care industry. As a result, the Company is directly subject to Medicare laws and regulations regarding billing, coding, claim submission, and coverage. Failure to comply with the regulations governing Medicare reimbursement or financial reporting, or otherwise committing healthcare fraud, could subject the Company to delays or loss of reimbursement, recoupment of amounts previously paid, substantial fines or penalties, and other sanctions, including exclusion from participation in any federal health care program. The government is actively involved in investigation of allegations of health care fraud. In addition, the federal False Claims Act creates a financial incentive for private individuals, called whistleblowers, to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. An adverse determination regarding the Company’s compliance with Medicare’s billing, coding, claim submission, and coverage requirements, brought by either the government or a private individual, could have a material effect on the Company’s financial position and results of operations.

The expansion of the two-tiered pricing structure may place PSSI at a competitive disadvantage.

The medical-products industry is subject to a two-tiered pricing structure. Under this structure, certain institutions, originally limited to nonprofit hospitals, can obtain more favorable prices for medical products than the Company. The two-tiered pricing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power demand more favorable pricing terms. Although the Company is seeking to obtain similar terms from manufacturers, management cannot assure that such terms will be obtained. If such pricing structure persists, PSSI may be at a competitive disadvantage.

The Articles of Incorporation, Bylaws, Rights Agreement, and Florida law may inhibit a takeover of the Company.

The Company’s Articles of Incorporation and Bylaws and Florida law contain provisions that may delay, deter, or inhibit a future acquisition. This could occur even if shareholders are offered an attractive value for their shares of common stock or if a substantial number or even a majority of the Company’s shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any transaction. A staggered Board of Directors, the State of Florida’s Affiliated Transaction Statute, or the State of Florida’s Control-Share Acquisition Statute could delay, deter, or inhibit potential offers to acquire the Company.

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

The Company’s operations and properties are subject to various federal, state and local laws and regulations relating to environmental matters. As such, we may be responsible for the investigation and remediation of property contaminated by hazardous, toxic, or other chemical substances, regardless of whether the Company is responsible for such contamination. The costs of such investigation and remediation requirements may be substantial. In addition, the Company could be held liable to governmental entities or third parties for any property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. These costs and liabilities could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Management believes that the Company’s exposure to environmental liabilities under current applicable laws is not material. However, environmental laws and regulations can change rapidly, which could subject the Company to more stringent environmental laws and regulations in the future. The costs of complying with more stringent standards, as well as any liabilities associated with noncompliance with such standards imposed on the Company, may result in a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s customer viability may be threatened by increasing costs of malpractice claims and liability insurance.

Insurance rates for the customers of the Elder Care Business have increased as high as 100% while many physicians in the Physician Business are experiencing 20-30% increases. If reform legislation is not adopted or any adopted legislation is not effective in reducing these rates, many of the Company’s customers may be adversely affected which could in turn affect their financial viability.

The price of the Company’s common stock and the trading value of the convertible senior notes may be volatile.

The Company’s common stock has experienced significant price and volume fluctuations. Trading prices of the Company’s common stock will be influenced by operating results and prospects and by economic, financial, regulatory and other factors. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of the Company’s common stock.

The market price of the convertible senior notes is expected to be significantly affected by the market price of the Company’s common stock as well as the general level of interest rates and our credit quality. This may result in a significantly greater volatility in the trading value of the notes than would be expected for nonconvertible debt securities the Company may issue.

The price of the Company’s common stock also could be affected by possible sales of the Company’s common stock by investors who view the notes as a more attractive means of equity participation in the Company and by hedging or arbitrage activity that management expects to develop involving the Company’s common stock as a result of the issuance of the notes. The hedging or arbitrage could, in turn, affect the trading prices of the notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The objective in managing the Company’s exposure to market risk is to limit the impact of changes in market and interest conditions to earnings and cash flow and also to minimize overall borrowing costs. The following assessment of the Company’s market risk does not include uncertainties that are either nonfinancial or nonquantifiable, such as political uncertainty, economic uncertainty, impact of future tax legislation, and credit risks. Our primary interest rate exposure relates to cash, fixed and variable rate debt, and a single interest rate swap.

During fiscal year 2004, the Company’s debt obligations were comprised of (i) the $150 million of 2.25% convertible senior notes and (ii) borrowings under the revolving line of credit, which bears interest at the Bank’s prime rate plus an applicable margin of between -0.25% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“Leverage Ratio”), as defined in the Amended Credit Agreement, or at LIBOR plus an applicable margin of between 1.75% and 3.00% based on the Company’s Leverage Ratio. At April 2, 2004, the Company had $35.0 million outstanding under the revolving line of credit.

The Company completed the sale of the 2.25% convertible senior notes on March 8, 2004. The proceeds were used to repurchase $35.0 million shares of the Company’s common stock and repay approximately $79.3 million outstanding under the Company revolving line of credit. The remaining proceeds were available for general corporate purposes. The repayment of a portion of the outstanding balance under the revolving line of credit eliminated a majority of the Company’s floating rate debt and replaced it with long-term debt with interest at a 2.25% fixed rate.

In connection with the issuance of the 2.25% convertible senior notes, the Company amended the revolving line of credit agreement to set the applicable margin on the Bank’s prime rate and LIBOR at 0% and 2.00% respectively, for a period of one year, ending in conjunction with the closing of the Company’s fiscal year 2005.

Additionally, during fiscal year 2004, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on the 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market values of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio applicable margin. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At April 2, 2004, the unrealized loss, net of taxes, for the estimated fair value of the swap agreement, which is recorded in accumulated other comprehensive loss in the accompanying balance sheet, is immaterial.

Changes in interest rates affect interest payments under the Company’s variable rate revolving line of credit agreement. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10.0 million outstanding under the revolving line of credit. Changes in interest rates also affect rates of return on the Company’s cash equivalents and short-term investments, which generally consist of money market accounts, commercial paper, and government securities. A hypothetical decrease in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10.0 million of short-term investments. Due to the short-term nature of the Company’s investments, typically less than 90-day maturities, the impact of a similar 100 basis point change in interest rates would have an immaterial impact on the carrying value of an investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of April 2, 2004 and March 28, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended April 2, 2004. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index for each of the years in the three-year period ended April 2, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 2, 2004 and March 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective November 21, 2002, and Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective March 29, 2003.

KPMG LLP

Jacksonville, Florida

June 7, 2004

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 2, 2004 AND MARCH 28, 2003

(Dollars in Thousands, Except Share Data)

	2004	2003
ASSETS

Current Assets:
Cash and cash equivalents	$58,928	$19,171
Accounts receivable, net	188,421	154,393
Inventories	99,864	79,747
Employee advances	19	90
Deferred tax assets	40,796	27,312
Prepaid expenses and other	8,687	16,277

Total current assets	396,715	296,990

Property and equipment, net	69,591	61,336
Other Assets:
Goodwill	69,909	61,128
Intangibles, net	11,292	5,783
Employee advances	—	62
Deferred tax assets	6,533	26,000
Other	32,806	20,564

Total assets	$586,846	$471,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$91,160	$90,635
Revolving line of credit	35,000	83,000
Accrued expenses	33,253	27,162
Other	16,955	7,273

Total current liabilities	176,368	208,070

Convertible senior notes	150,000	—
Other noncurrent liabilities	21,290	18,607

Total liabilities	347,658	226,677

Commitments and contingencies (Notes 2, 3, 9, 10, 12, 13, 15, and 17)
Shareholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized, 64,833,453 and 67,870,561 shares issued and outstanding at April 2, 2004 and March 28, 2003, respectively	648	678
Additional paid-in capital	292,268	325,578
Accumulated deficit	(53,531)	(81,070)
Unearned compensation	(157)	—
Accumulated other comprehensive loss	(40)	—

Total shareholders’ equity	239,188	245,186

Total liabilities and shareholders’ equity	$586,846	$471,863

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 2, 2004, MARCH 28, 2003, AND MARCH 29, 2002

(Dollars in Thousands, Except Per Share Data)

	2004	2003	2002
Net sales	$1,349,917	$1,177,893	$1,104,145
Cost of goods sold	964,560	841,899	799,766

Gross profit	385,357	335,994	304,379
General and administrative expenses	243,395	226,717	204,874
Selling expenses	94,141	83,390	76,457
International Business exit charge reversal	—	—	(514)

Income from operations	47,821	25,887	23,562

Other income (expense):
Interest expense	(5,560)	(12,554)	(8,201)
Interest and investment income	176	517	674
Other income	3,863	279	1,899

Other expense	(1,521)	(11,758)	(5,628)

Income from continuing operations before provision for income taxes	46,300	14,129	17,934
Provision for income taxes	17,597	5,315	6,534

Income from continuing operations	28,703	8,814	11,400

Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $2,575, and $1,375, respectively)	—	(4,101)	(2,552)
Loss on disposal of discontinued operations (net of income tax benefit of $741 and $35,145, respectively)	(1,164)	(59,476)	—
Cumulative effect of accounting change (net of income tax benefit of $14,444)	—	—	(90,045)

Total loss from discontinued operations	(1,164)	(63,577)	(92,597)

Net income (loss)	$27,539	$(54,763)	$(81,197)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.43	$0.12	$0.16
Total loss from discontinued operations	(0.02)	(0.91)	(1.30)

Net income (loss)	$0.41	$(0.79)	$(1.14)

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.42	$0.12	$0.16
Total loss from discontinued operations	(0.02)	(0.90)	(1.29)

Net income (loss)	$0.40	$(0.78)	$(1.13)

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 2, 2004, MARCH 28, 2003, AND MARCH 29, 2002

(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated (Deficit) Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Totals
	Shares	Amount
Balance at March 30, 2001	71,077,236	$711	$348,701	$54,890	$—	$—	$404,302
Net loss	—	—	—	(81,197)	—	—	(81,197)
Issuance of common stock	98,209	1	696	—	—	—	697
Employee benefits and other	94,599	—	646	—	—	—	646

Balance at March 29, 2002	71,270,044	712	350,043	(26,307)	—	—	324,448
Net loss	—	—	—	(54,763)	—	—	(54,763)
Purchase of treasury shares	(3,589,000)	(36)	(25,551)	—	—	—	(25,587)
Employee benefits and other	189,517	2	1,086	—	—	—	1,088

Balance at March 28, 2003	67,870,561	678	325,578	(81,070)	—	—	245,186

Net income	—	—	—	27,539	—	—	27,539
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	—	(40)	(40)

Total comprehensive income							27,499

Purchase of treasury shares	(3,921,657)	(39)	(40,594)	—	—	—	(40,633)

Exercise of stock options and related tax benefit	836,043	8	6,718	—	—	—	6,726

Issuance of restricted stock	32,006	1	228	—	(229)	—	—

Vesting of restricted stock	—	—	—	—	72	—	72

Employee benefits and other	16,500	—	338	—	—	—	338

Balance at April 2, 2004	64,833,453	$648	$292,268	$(53,531)	$(157)	$(40)	$239,188

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 2, 2004, MARCH 28, 2003, AND MARCH 29, 2002

(Dollars in Thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$27,539	$(54,763)	$(81,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Total loss from discontinued operations	1,164	63,577	92,597
Depreciation	12,756	12,011	9,541
Provision for deferred income taxes	11,851	6,516	14,858
Provision for doubtful accounts	5,926	4,613	4,145
Provision for notes receivable	182	2,939	—
Amortization of intangible assets	2,835	2,368	1,617
Amortization of debt issuance costs	1,065	3,806	1,594
Provision for deferred compensation	682	632	202
Loss on sale of property and equipment	339	296	41
Noncash compensation expense	220	73	268
International Business exit charge reversal	—	—	(514)
Gain on sale of marketable security	—	—	(225)
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	(34,276)	(9,436)	(1,453)
Inventories	(18,378)	4,933	2,075
Prepaid expenses and other current assets	7,263	(14,262)	6,101
Other assets	(7,749)	1,337	(6,560)
Accounts payable	(1,739)	13,437	22,276
Accrued expenses and other liabilities	12,181	6,389	15,308
Net cash (used in) provided by discontinued operations	—	(356)	28,330

Net cash provided by operating activities	21,861	44,110	109,004

Cash Flows From Investing Activities:
Capital expenditures	(21,117)	(11,999)	(19,836)
Payments for business combinations, net of cash acquired of $135 and $0, respectively	(19,328)	(4,464)	—
Proceeds from sale of Imaging Business, net of transaction costs of $2,067 and $3,298, respectively	(2,067)	12,087	—
Payments under noncompetition agreements	(1,029)	(690)	(667)
Proceeds from sale of property and equipment	44	47	48
Proceeds from sale of marketable security	—	—	539
Proceeds from sale of International Business	—	—	221
Net cash used in discontinued operations	—	(1,555)	(5,740)

Net cash used in investing activities	(43,497)	(6,574)	(25,435)

Cash Flows From Financing Activities:
Proceeds from issuance of 2.25% convertible senior notes	150,000	—	—
Proceeds from issuance of common stock	4,898	818	697
Proceeds from note receivable	1,190	—	—
Net (repayments) proceeds from revolving line of credit	(48,000)	83,000	(65,000)
Purchase of treasury shares	(40,633)	(25,587)	—
Payment of debt issuance costs	(6,062)	—	—
Repayment of Senior Subordinated Notes	—	(125,000)	—
Payment of premiums for retirement of Senior Subordinated Notes	—	(5,170)	—
Net cash used in discontinued operations	—	—	(66)

Net cash provided by (used in) financing activities	61,393	(71,939)	(64,369)

Net increase (decrease) in cash and cash equivalents	39,757	(34,403)	19,200
Cash and cash equivalents, beginning of year	19,171	53,574	34,374

Cash and cash equivalents, end of year	$58,928	$19,171	$53,574

Supplemental Disclosures:
Cash paid (received) for:
Interest	$4,671	$15,883	$7,726

Income taxes, net	$1,260	$(2,809)	$(16,882)

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2004, MARCH 28, 2003, AND MARCH 29, 2002

(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.	NATURE OF OPERATIONS

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 43 full-service distribution centers, which serve all 50 states throughout the United States of America (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments and overhead associated with the Imaging Business, which was sold on November 18, 2002.

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 31 full-service distribution centers, 21 break-freight locations, and 2 redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. As a result of an acquisition completed during fiscal year 2004, the Elder Care Business now offers Medicare Part B billing services on a fee for service or a full assignment basis and provides products reimbursable under Medicare Part B. The Elder Care Business currently operates 12 full-service distribution centers, 1 break-freight location, and 1 ancillary billing service center serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the U.S. As a result, DI’s results of operations for fiscal years 2003 and 2002 have been classified as discontinued operations. Refer to Note 17, Discontinued Operations, for a further discussion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated accounts of PSS World Medical, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal year 2004 consisted of 53 weeks where as fiscal years 2003 and 2002 each consisted of 52 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventories, property and equipment, and intangibles; valuation allowances for accounts receivables, vendor rebate receivables, and deferred income taxes; and liabilities for loss contingencies. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits with financial institutions and highly liquid investments having maturities of three months or less at the date of purchase. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

Trade accounts receivable are comprised of amounts owed to the Company and are stated at cost, which approximates fair value due to the short-term nature of the asset. Although the Company’s outstanding accounts receivable are exposed to credit risk, the Company maintains valuation allowances for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The valuation allowances include specific amounts for those accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

The Physician Business’ market is comprised of numerous individual accounts; none of which is individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $2,009 and $1,534 at April 2, 2004 and March 28, 2003, respectively.

The Elder Care Business has a number of large, national chain customers that are significant to its business. Approximately 24%, 30%, and 35% of the Elder Care Business’ net sales for the fiscal years ended April 2, 2004, March 28, 2003, and March 29, 2002, respectively, represent sales to its largest five customers. As of April 2, 2004, the largest five customer accounts receivable balances outstanding represented approximately 15% of the Elder Care Business’ gross accounts receivable balance and 16% of accounts receivable, net of allowance for doubtful accounts. As of March 28, 2003, the largest five customer accounts receivable balances outstanding represented 18% of the Elder Care Business’ gross accounts receivable and 20% of the Elder Care Business’ accounts receivable, net of allowance for doubtful accounts. The Elder Care Business had allowances for doubtful accounts of approximately $8,011 and $8,725 at April 2, 2004 and March 28, 2003, respectively.

Effective July 29, 1999, management decided to sell, on a post-petition basis, to a customer that had filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code of 1978, as amended by the Bankruptcy Reform Act of 1994. Net sales to this customer represented approximately 2.0%, 6.0%, and 8.0% of the Elder Care Business’ net sales for the fiscal years ended April 2, 2004, March 28, 2003, and March 29, 2002, respectively, and less than 1.0%, 2.5%, and 2.5% of the Company’s consolidated net sales during fiscal years 2004, 2003, and 2002, respectively. This customer terminated its distributor relationship with the Elder Care Business during the quarter ended October 3, 2003.

Two events took place during the three months ended December 31, 2003 which caused the Elder Care Business to review the method for establishing its allowance for doubtful accounts. First, changes to Medicare and Medicaid reimbursement rates became effective. These changes are expected to positively impact the financial condition of elder care providers and the financial strength of the elder care industry. Second, management analyzed the past two years of accounts receivable collection and write-off history and the current projected bad debt write-offs for its elder care customers. Based on the results of this analysis, combined with the changes to the reimbursement rates, management concluded that the current methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, management revised the estimates used to establish the allowance for doubtful accounts for the Elder Care Business. This change in estimate reduced the reserve percentages applied to various aging categories of accounts receivable, to more closely reflect actual collection and write-off history that the Company has experienced and expects to experience in the future. The impact of reducing the reserve percentages was approximately $0.9 million, net of income tax benefit, or $0.01 basic and diluted earnings per share for the fiscal year ended April 2, 2004. No changes were made to the methodology subsequent to December 31, 2003.

Inventories

Inventories are comprised of medical products and other related products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. The net realizable value of excess and slow moving inventory is determined using judgment as to when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. The Physician Business and the Elder Care Business generally conduct physical inventory observations at least twice a year. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of each distribution center inventory valuation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Equipment	5 to 15 years
Computer hardware and software	3 to 10 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Capitalized internal-use software costs are amortized over the estimated useful lives of the software, ranging from 6 to 10 years.

Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2004 and 2003 was immaterial. The Physician Business capitalized $1,801 of interest costs during fiscal year 2002, in connection with the purchase and development of its Enterprise Resource Planning system.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. The fair value of goodwill at the Physician Business and the Elder Care Business is reviewed annually, as of the last day of the fiscal year, for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired.

Intangibles

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method over the following estimated useful lives.

Useful Life
Noncompetition agreements	1 to 11 years
Signing Bonuses	1 to 5 years
Other	5 to 15 years

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

Accounts Payable

The Company maintains a zero balance cash management system. Accordingly, approximately $13,574 and $12,398 checks that did not clear the bank are included in accounts payable at April 2, 2004 and March 28, 2003, respectively.

Self-Insurance Coverage

The Company has a self-funded program for employee and dependent health insurance. This program includes an administrator, a large provider network, and stop loss reinsurance to cover individual claims in excess of $200 per person, and up to $2,000 catastrophic loss maximum per lifetime benefit per person. Claims incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by SFAS No. 5, Accounting for Contingencies, the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimatable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax basis in existing assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting accounts receivable is reasonably assured. The Company assesses collectibility based upon a thorough evaluation of current and prospective customers’ credit history and ability to pay. The Company establishes and adjusts credit terms and limits to reflect customer credit worthiness based upon this evaluation. Customer credit evaluations are updated periodically and for specific events or circumstances such as deterioration in the aging of account balances, bankruptcy filings, or notice of financial difficulties.

There are two primary sources of revenue: the sale of consumable products and the sale of equipment. Revenue from the sale of consumable products is recognized when products are shipped or delivered. Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

The Company’s customers have the right to return consumable products and equipment. Sales are reported net of returns. The Company maintains an allowance for potential product returns and records a provision for estimated product returns, which is based on historical experience as well as specific identification of significant returns, as a reduction to net sales.

As a result of an acquisition during fiscal year 2004, the Elder Care Business offers Medicare Part B billing services on a fee for service or a full assignment basis to Medicare eligible customers and provides products reimbursable under Medicare Part B. The Elder Care Business recognizes revenue related to product sales to customers upon (i) usage of the product and (ii) receipt and verification of required written forms, if applicable, to bill Medicare, other third-party payors, and customers. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payors, and directly from customers.

Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payors or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Sales allowances are recorded as a reduction of revenue for estimated reimbursement denials. Management analyzes sales allowances using historical data adjusted for significant changes in volume, customer demographics, and business conditions. Such allowances are adjusted to reflect actual reimbursement denials.

Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party vendors. Such rebates are classified in the accompanying consolidated statements of operations as either (i) a reduction to cost of goods sold, (ii) a reduction of the cost incurred, or (iii) an increase to net sales. Cash consideration received from a vendor generally represents a reduction in the cost of the vendor’s products or services and, therefore, is classified as a reduction to cost of goods sold. However, cash consideration that represents a reimbursement of costs incurred by the Company to sell the vendor’s products is classified as a reduction of that cost, typically a reduction to general and administrative expenses, and cash consideration that represents a payment for assets or services delivered to the vendor is classified as net sales.

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

The following table summarizes the amount of vendor rebates recognized by segment and the total Company for fiscal years 2004, 2003, and 2002 and indicates what line-items are impacted in the accompanying statements of operations.

	Physician Business			Elder Care Business			Total Company
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net sales	$1,182	$1,142	$—	$—	$—	$—	$1,182	$1,142	$—
Cost of goods sold	50,836	42,244	38,768	64,844	49,321	36,102	115,680	91,565	74,870
General and administrative expenses	2,499	2,142	2,710	784	873	1,562	3,283	3,015	4,272

Total	$54,517	$45,528	$41,478	$65,628	$50,194	$37,664	$120,145	$95,722	$79,142

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $5,258, $4,986, and $4,960, for fiscal years 2004, 2003, and 2002, respectively. Shipping and handling costs included in general and administrative expenses totaled approximately $71,167, $65,681, and $59,648, for fiscal years 2004, 2003, and 2002, respectively.

Derivative Financial Instruments

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure and are recorded in the accompanying balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive loss and are recognized in the consolidated statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings. Currently, the Company’s derivative is designated as a cash flow hedge.

Earnings Per Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year adjusted for the potential dilutive effect of stock options using the treasury stock method and the conversion of the convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth basic and diluted earnings per share computational data for the fiscal years ended April 2, 2004, March 28, 2003, and March 29, 2002 (share amounts in thousands, except per share data):

	2004	2003	2002
Income from continuing operations	$28,703	$8,814	$11,400
Total loss from discontinued operations	(1,164)	(63,577)	(92,597)

Net income (loss)	$27,539	$(54,763)	$(81,197)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.43	$0.12	$0.16
Total loss from discontinued operations	(0.02)	(0.91)	(1.30)

Net income (loss)	$0.41	$(0.79)	$(1.14)

Earnings (loss) per share - Diluted: (a)
Income from continuing operations	$0.42	$0.12	$0.16
Total loss from discontinued operations	(0.02)	(0.90)	(1.29)

Net income (loss)	$0.40	$(0.78)	$(1.13)

Weighted average shares outstanding:
Common shares	67,074	69,680	71,184
Assumed exercise of stock options (b)	890	694	769
Assumed vesting of restricted stock	26	—	—

Diluted shares outstanding	67,990	70,374	71,953

(a)	The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the year ended April 2, 2004, because none of the conditions that would permit conversion had been satisfied during the period. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, approximately 1.5 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at a contingent conversion price of $20.51.
(b)	Options to purchase approximately 1,811, 4,715, and 3,123 shares of common stock that were outstanding during fiscal years 2004, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

Stock-Based Compensation

The Company applies the intrinsic-value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair-value-based method of accounting prescribed by SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
Net income (loss), as reported	$27,539	$(54,763)	$(81,197)
Stock-based employee compensation expense included in reported net income, net of related tax effects	43	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,995)	(2,497)	(1,632)

Pro forma net income (loss)	$24,587	$(57,260)	$(82,829)

Earnings (loss) per share – Basic:
As reported	$0.41	$(0.79)	$(1.14)
Pro forma	$0.37	$(0.82)	$(1.16)
Earnings (loss) per share – Diluted:
As reported	$0.40	$(0.78)	$(1.13)
Pro forma	$0.37	$(0.81)	$(1.16)

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	54.8%	60.5%	60.0%
Risk-free interest rate	2.46-3.15%	3.0%-4.6%	3.5%-4.9%
Expected life of options (years)	5-10	5-10	5-10

Based on these assumptions, the estimated fair value of options granted for fiscal years 2004, 2003, and 2002, were approximately $5,271, $5,254, and $6,568, respectively, and such amounts would be amortized to compensation expense over the vesting period.

Comprehensive Income

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive loss refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income (loss), such as the unrealized gain or loss on the interest rate swap.

Statements of Cash Flows

The Company’s noncash investing and financing activities were as follows:

	2004	2003	2002
Investing Activities:
Business acquisitions:
Fair value of assets acquired	$8,821	$2,056	$—
Liabilities assumed	4,024	1,024	—
Noncompetition agreements issued	1,200	265	—
Other intangibles	5,500	1,429	—
Imaging Business divestiture:
Assets disposed of	—	186,428	—
Liabilities assumed by purchaser	—	77,822	—
International Business divestiture:
Assets disposed of	—	—	7,039
Liabilities assumed by purchaser	—	—	7,538
Other
Noncompetition agreements issued	—	992	—
Financing Activities:
Tax benefits related to stock option plans	$1,827	$195	$103

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2004 presentation. The Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”), on March 29, 2003, the first day of fiscal year 2004. As a result, the loss from the early extinguishment of the 8.5% senior subordinated notes, which was reported as an extraordinary loss during fiscal year 2003, was reclassified to income from continuing operations. The premiums paid to retire the notes early, the accelerated amortization of debt issuance costs, and the related income tax benefit were reclassified to other income, interest expense, and provision for income taxes, respectively, in the consolidated statements of operations. The following table summarizes the impact of this reclassification.

	Fiscal Year Ended March 28, 2003
	As Previously Reported	Reclassification	As Reported
Interest expense	$(9,826)	$(2,728)	$(12,554)
Other income	5,449	(5,170)	279
Provision for income taxes	8,387	(3,072)	5,315
Income from continuing operations	$13,640	$(4,826)	$8,814
Earnings per share-Income from continuing operations:
Basic	$0.19		$0.12
Diluted	$0.19		$0.12

Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”), clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. The revised FIN 46 is applicable to all entities subject to this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this Interpretation, the revised FIN 46 shall be applied to those entities that are considered to be special-purpose-entities no later than as of the end of the first reporting period that ends after December 15, 2003. This Interpretation did not have an effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s financial statements.

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers (“EITF 03-10”). This consensus addresses the application of EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 addresses accounting issues pertaining to cash consideration received by a reseller from a vendor entered into after November 21, 2002. EITF 03-10 addresses the accounting and disclosure treatment for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers. In general, EITF 03-10 requires certain sales incentives reimbursed by manufacturers to resellers be classified as revenue versus a reduction of cost of goods sold. The provisions of EITF 03-10 were applied to the accounting for sales incentives tendered by consumers in fiscal periods beginning after November 25, 2003. Early adoption was not permitted. The adoption of EITF 03-10 was not material to the Company’s consolidated financial statements.

3.	PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions (“SFAS 141”). Accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

Fiscal Year 2004

The Company acquired the stock of a service company that provides ancillary billing services to the long-term care industry and a long-term care medical supply distributor. The Company also acquired certain assets and assumed certain liabilities of a billing service company. The aggregate purchase price, net of cash acquired, for these acquired companies was $20,278, of which $19,328 was paid in cash during the fiscal year ended April 2, 2004. The Company obtained independent valuations of certain intangible assets; however, the allocation of the purchase price is subject to revision. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition.

Cash	$135
Accounts receivable	5,679
Inventory	1,739
Other current assets	977
Goodwill	8,781
Intangibles	6,700
Other noncurrent assets	291

Total assets acquired	24,302
Current liabilities	4,024

Net assets acquired	$20,278

The $8,781 of goodwill was assigned to the Elder Care Business and is expected to be primarily nondeductible for tax purposes. Of the $6,700 of identifiable intangibles, $1,200 and $5,500 was assigned to noncompetition agreements and customer relationships, respectively, and is primarily nondeductible for tax purposes as well. The acquired intangible assets have a weighted-average useful life of approximately 6.1 years.

The terms of one purchase agreement provided for additional consideration to be paid (earn-out payment) if the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined, (“EBITDA”) exceeds a targeted level. The targeted level was set above the historical experience of the acquired entity at the time of acquisition. The maximum amount of contingent consideration that would become due on October 31, 2004 if the targeted EBITDA is achieved is approximately $1,700.

Fiscal Year 2003

The Company acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The aggregate purchase price was $4,464. The Company obtained independent valuations of certain intangible assets and finalized the allocation of the purchase price during fiscal year 2003. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,230
Inventory	826
Goodwill	1,738
Intangibles	1,694

Total assets acquired	5,488
Current liabilities	1,024

Net assets acquired	$4,464

The $1,738 of goodwill was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Of the $1,694 of identifiable intangible assets, $265, $538, and $891 was assigned to noncompetition agreements, customer contracts, and customer relationships, respectively, and is primarily deductible for tax purposes. The acquired intangible assets have a weighted-average useful life of approximately 5.6 years.

4.	NOTES RECEIVABLE

The Company has three notes receivable (the “Loans”) outstanding from its former Chairman and Chief Executive Officer, which bear interest at the applicable federal rate for long-term obligations (5.08% and 5.23% at April 2, 2004 and March 28, 2003, respectively). These Loans were issued to the former Chairman and Chief Executive Officer in order to consolidate debt incurred related to certain real estate activities, as well as to provide the cash needed to repay personal debt.

Loan 1, which matures on September 16, 2007 (“Maturity Date”), allows interest payments due prior to May 2003 to be deferred until the Maturity Date and requires interest payments at least annually after May 2003. Principal payments are not required under the agreement until the Maturity Date. The terms of the agreement also provide for forgiveness of the outstanding principal in the event of a change in control; however, the accrued interest becomes payable immediately. The Company maintains an insurance policy on the life of the former Chairman and Chief Executive Officer. Upon death, the proceeds from this policy will be used to repay the outstanding principal and interest. During fiscal year 2003, Loan 1 was amended to forgive interest of approximately $560 accrued during the period from December 31, 1997 to April 30, 2003 if certain covenants under a noncompetition agreement are complied with through December 31, 2005. As part of the Company’s ongoing review of the realization of the Loans during fiscal year 2003, the Company determined that an allowance for doubtful accounts was required for Loan 1 because it was unsecured. As a result, the Company recorded an allowance for doubtful accounts of $2,939 against Loan 1. This allowance does not represent a forgiveness of debt.

Loan 2 bears interest annually during the period from January 1, 2001 until maturity on October 2, 2003. Payments of both principal and interest were due on October 2, 2003. On October 2, 2003, the Company received a cash payment of $1,190, which consisted of principal and interest payments of $997 and $193, respectively, which fulfilled all obligations of this Loan.

Loan 3 matures on the earlier of (i) the death of the former Chairman and Chief Executive Officer or (ii) the termination of a split-dollar agreement (“Loan 3 Maturity Date”). Loan 3 bears interest annually during the period from January 1, 2001 until the Loan 3 Maturity Date. Payments of both principal and interest are due upon maturity. A split-dollar life insurance policy on the former Chairman and Chief Executive Officer secures this note.

The gross amount of the outstanding principal and accrued interest for the above Loans, which is included in other assets in the accompanying consolidated balance sheets, is summarized below.

Total
Balance at March 29, 2002	$5,320
Principal payments (a)	—
Accrued interest	275
Interest payments (b)	—

Balance at March 28, 2003	$5,595
Principal payments (a)	(997)
Accrued interest	198
Interest payments (b)	(193)

Balance at April 2, 2004	$4,603

(a)	Principal payments are deferred until the maturity date of each note.
(b)	Interest payments for Loan 1 due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003 until the Maturity Date. Interest payments for Loan 3 are deferred until the Loan 3 Maturity Date.

The allowance for doubtful accounts related to these Loans, which is included in other assets in the accompanying consolidated balance sheets, was approximately $3,607 and $3,540 at April 2, 2004 and March 28, 2003, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for fiscal years 2004, 2003, and 2002 was approximately $198, $275, and $275, respectively.

5.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2004	2003
Land	$9	$9
Leasehold improvements	8,044	6,552
Equipment	22,561	21,472
Computer hardware and software	79,105	65,984

	109,719	94,017
Accumulated depreciation	(40,128)	(32,681)

Property and equipment, net	$69,591	$61,336

Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of operations, approximated $12,756, $12,011, and $9,541, for fiscal years 2004, 2003, and 2002, respectively.

6.	GOODWILL

The change in the carrying value of goodwill for the fiscal years ended April 2, 2004 and March 28, 2003 is as follows:

	Physician Business	Elder Care Business	Total
Balance as of March 29, 2002	$9,788	$49,602	$59,390
Purchase business combination	—	1,893	1,893
Purchase price allocation adjustments	—	(155)	(155)

Balance as of March 28, 2003	9,788	51,340	61,128
Purchase business combinations	—	9,558	9,558
Purchase price allocation adjustments	—	(777)	(777)

Balance as of April 2, 2004	$9,788	$60,121	$69,909

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year. Because the fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at April 2, 2004.

7.	INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of April 2, 2004			As of March 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Noncompetition Agreements:
Physician Business	$2,569	$(1,653)	$916	$3,752	$(2,762)	$990
Elder Care Business	3,255	(1,440)	1,815	1,835	(949)	886
Corporate Shared Services	417	(174)	243	417	(34)	383

	6,241	(3,267)	2,974	6,004	(3,745)	2,259

Signing Bonuses:
Physician Business	2,076	(729)	1,347	1,690	(492)	1,198
Elder Care Business	50	(24)	26	250	(197)	53

	2,126	(753)	1,373	1,940	(689)	1,251

Other Intangibles:
Physician Business	2,463	(1,674)	789	2,463	(1,482)	981
Elder Care Business	6,929	(773)	6,156	1,429	(137)	1,292

	9,392	(2,447)	6,945	3,892	(1,619)	2,273

Total	$17,759	$(6,467)	$11,292	$11,836	$(6,053)	$5,783

Total amortization expense for intangible assets for the fiscal years ended April 2, 2004, March 28, 2003, and March 29, 2002 was $2,779, $2,368, and $1,617, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2005	$3,154
2006	2,437
2007	1,803
2008	1,319
2009	1,099
Thereafter	1,480

Total	$11,292

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	April 2, 2004	March 28, 2003
Noncompetition Agreements	5.5	7.0
Signing Bonuses	4.5	4.2
Other Intangibles	8.6	10.8

Total weighted-average period	7.0	7.8

Future minimum payments required under noncompetition agreements at April 2, 2004 are as follows:

Fiscal Year:
2005	$341
2006	36
2007	36
2008	28
2009	28
Thereafter	86

Total	$555

8.	ACCRUED RESTRUCTURING COSTS AND EXPENSES

Plan Adopted During the Fourth Quarter of Fiscal Year 2002—Physician Business.

During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to a plan to restructure the Physician Business. In order to improve the distribution infrastructure, certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations were consolidated into larger existing facilities within a geographic location. The operations in the affected facilities were reduced to the distribution of inventory and sales support. Such locations are now referred to as “break-freight” locations. In order to improve the inventory purchasing function and to leverage purchasing volumes, the purchasing function was centralized to the corporate office located in Jacksonville, Florida. This plan was substantially complete at March 28, 2003. As a result of the plan, 79 employees, including operations leaders, administrative and warehouse personnel, were involuntarily terminated.

Accrued restructuring costs and expenses related to this plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $563 and $1,559 at April 2, 2004 and March 28, 2003, respectively. The following is a summary of the restructuring activity related to the plan described above:

	Involuntary Employee Termination Costs	Lease Termination Costs	Branch Shutdown Costs	Total
Balance at March 29, 2002	$783	$2,535	$348	$3,666
Adjustments	(583)	(202)	(297)	(1,082)
Additions	225	50	—	275
Utilized	(402)	(847)	(51)	(1,300)

Balance at March 28, 2003	23	1,536	—	1,559
Adjustments	—	(171)	—	(171)
Additions	6	146	—	152
Utilized	(29)	(948)	—	(977)

Balance at April 2, 2004	$—	$563	$—	$563

Management reevaluated its estimates of the total costs related to this plan and made any necessary adjustments on a quarterly basis. The original total estimated costs of $6,505 related to this plan were revised to be approximately $5,384, of which $348, $862 and $4,174 was recognized during fiscal years 2004, 2003 and 2002, respectively.

The revision to the total estimated costs of the plan during fiscal year 2003 related to involuntary employee termination costs, lease termination costs, and branch shutdown costs. Certain employees, who were previously identified to be involuntarily terminated, either ceased employment prior to the distribution center closure or were transferred within the Company. Therefore, these employees were not entitled to severance. In addition, the Company was able to negotiate the termination of certain lease agreements at terms that were more favorable than originally estimated. Furthermore, accrued branch shutdown costs are estimated to be less than previous estimates as the Company was able to sell the warehouse racking rather than incur the removal and disposal expenses. As a result, the Company reversed approximately $1,082 of restructuring costs and expenses during fiscal year 2003.

The amount of severance that involuntarily terminated employees received was based on the number of months of service. Employees earned additional severance during the period from March 30, 2002 until closure of their service center. This additional severance was accrued when earned throughout fiscal year 2003. The Physician Business accrued an additional $225 of involuntary employee termination costs during fiscal year 2003.

Prior Fiscal Years

Accrued restructuring costs and expenses related to plans adopted in the prior fiscal years, classified as accrued expenses in the accompanying consolidated balance sheets, totaled $163 and $325 at April 2, 2004 and

March 28, 2003, respectively. The following is a summary of the restructuring activity related to the plans adopted in prior fiscal years:

	Involuntary Employee Termination Costs	Lease Termination Costs	Total
Balance at March 29, 2002	$1,385	$14	$1,399
Adjustments	(140)	(14)	(154)
Utilized	(920)	—	(920)

Balance at March 28, 2003	325	—	325
Utilized	(162)	—	(162)

Balance at April 2, 2004	$163	$—	$163

The accrued involuntary employee termination costs at April 2, 2004 and March 28, 2003 primarily relate to a restructuring plan that was adopted during the third quarter of fiscal year 2001. The Company’s Board of Directors along with senior management evaluated the Company’s operating performance and decided to implement a long-range strategic plan that would stabilize the workforce and business. As part of the strategic plan, the Company reorganized several senior management positions and made permanently idle one distribution center. The total number of employees terminated under this plan was 29. As of March 29, 2002, all employees had been terminated. The remaining $163 of accrued costs was paid subsequent to year end during the first quarter of year fiscal year 2005.

9.	DEBT

Debt consists of the following:

	April 2, 2004	March 28, 2003
2.25% convertible senior notes	$150,000	$—
Revolving line of credit	35,000	83,000

Total	$185,000	$83,000

2.25% Convertible Senior Notes

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent cash interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120% of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s Investor Services (“Moody’s”) is at or below Caa1 or the corporate credit rating assigned by Standard & Poor’s Ratings Services, a division of McGraw Hill Companies, Inc. and its successors (“S&P”), is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, 1.5 million shares would be included in the weighted average common shares outstanding used in computing diluted net income per share at a contingent conversion price of $20.51.

The estimated fair value of the convertible senior notes was approximately $152,780 at April 2, 2004 based on indicative quotes in the marketplace for the convertible notes.

Revolving Line of Credit

On May 20, 2003, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as Agent for the Lenders. The Credit Agreement provides for a three-year credit facility consisting of an aggregate $150 million revolving line of credit and letters of credit (the “Credit Facility”). On June 24, 2003, the Company entered into a first amendment to the Credit Agreement which primarily finalized the syndication of the Credit Agreement to the Lenders.

On December 16, 2003, the Company entered into a second amendment to the Credit Agreement, which matures on March 28, 2006. The primary purpose of the amendment was to increase the maximum availability of borrowings under the Credit Facility from $150 million to $200 million (“Amended Credit Facility”). Availability of borrowings under the Amended Credit Facility depends upon a borrowing base calculation consisting of eligible accounts receivable and, upon satisfaction of certain requirements, eligible inventory. The Amended Credit Facility bears interest at the Bank’s prime rate plus a margin of between -0.25% and 1.00% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“Leverage Ratio”), as defined in the Amended Credit Agreement, or at LIBOR plus a margin of between 1.75% and 3.00% based on the Company’s Leverage Ratio. Under the Amended Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments (including acquisitions), (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Proceeds from the Amended Credit Facility will be used to fund the Company’s anticipated future requirements for working capital, capital expenditures, acquisitions, and issue letters of credit.

On March 1, 2004, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment”), by and among the Company, as borrower there under, the subsidiaries of the Company party thereto, the Lenders and the Bank as Agent for the Lenders. The primary purpose of the Third Amendment was to obtain the Lenders’ approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company’s common stock, including any repurchases made during the period from May 20, 2003 to March 1, 2004. In addition, the Third Amendment set interest at the Bank’s prime rate or at LIBOR plus 2.00% based on the Company’s Leverage Ratio for the fiscal year ending April 1, 2005.

On April 2, 2004, the Company had sufficient assets based on eligible inventories and accounts receivables to borrow up to approximately $157.5 million under the $200 million revolving line of credit. At April 2, 2004 and March 28, 2003, there was $35.0 million and $83.0 million, respectively, outstanding under the revolving line of credit. The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until March 26, 2006. The Company is not obligated to repay the amount outstanding under the revolving line of credit during fiscal year 2005.

During the three months ended June 28, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate debt of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS 149, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At April 2, 2004, the Company recorded an unrealized loss, net of income tax benefit, of $40 for the estimated fair value of the swap agreement in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

8.5% Senior Subordinated Notes

The Company had outstanding $125 million aggregate principal amount of 8.5% senior subordinated notes due in 2007. During fiscal year 2003, the Company retired these notes and a charge of $4,826 was recorded as a result of the early extinguishment of debt. This charge consisted of $5,170 of redemption premiums, $2,728 of accelerated amortization of debt issuance costs, net of a income tax benefit of $3,072.

10.	INCOME TAXES

The provision for income taxes from continuing operations is detailed below:

	2004	2003	2002
Current tax provision (benefit):
Federal	$7,034	$(1,025)	$(7,106)
State	1,241	(176)	(1,218)

Total current provision (benefit)	8,275	(1,201)	(8,324)

Deferred tax provision:
Federal	7,924	5,562	12,684
State	1,398	954	2,174

Total deferred provision	9,322	6,516	14,858

Total income tax provision	$17,597	$5,315	$6,534

A reconciliation of the total income tax provision as presented in the consolidated statements of operations is as follows:

	2004	2003	2002
Provision for income taxes from continuing operations	$17,597	$5,315	$6,534

Benefit for income taxes from discontinued operations:
Loss from discontinued operations	—	(2,575)	(1,375)
Loss on disposal of discontinued operations	(741)	(35,145)	—
Cumulative effect of accounting change	—	—	(14,444)

	(741)	(37,720)	(15,819)

Benefit for income taxes recorded in stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,827)	(195)	(103)
Unrealized loss on interest rate swap recognized for financial reporting purposes	(26)	—	—

	(1,853)	(195)	(103)

Total income tax provision (benefit)	$15,003	$(32,600)	$(9,388)

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2004	2003	2002
Income from continuing operations before provision for income taxes	$46,300	$14,129	$17,934

Tax provision at the 35% statutory rate	16,205	4,945	6,277

Increase (decrease) in taxes:
State income tax, net of Federal benefit	1,716	506	622
Meals and entertainment	431	322	274
State net operating loss impairment	342	—	—
Officer life insurance	(1,167)	804	591
Adjustment to prior year tax estimates	—	(1,193)	—
Effect of foreign subsidiary, net of valuation allowance	—	—	(1,342)
Other, net	70	(69)	112

Total increase in taxes	1,392	370	257

Total income tax provision	$17,597	$5,315	$6,534

Effective tax rate	38.0%	37.6%	36.4%

At April 2, 2004 and March 28, 2003, the Company recorded an income tax receivable of $4,081 and $5,293, respectively, related to current income tax filings.

Deferred income taxes for fiscal year 2004 and 2003 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at April 2, 2004 and March 28, 2003 are detailed below:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$33,604	$51,928
Deferred compensation	8,075	4,794
Allowance for doubtful accounts and sales returns	5,907	4,952
Capital loss carryforward	5,552	5,980
Accrued expenses	3,941	2,882
Inventory obsolescence	3,650	1,813
Inventory uniform cost capitalization	1,385	1,259
Charitable contribution carryover	1,118	537
Restructuring and other nonrecurring costs and expenses	765	877
Excess of book amortization over tax amortization	363	857
Operational tax charge	—	524
Other	127	—

Gross deferred tax assets	64,487	76,403
Valuation allowance	(5,552)	(5,980)

Deferred tax assets, net of valuation allowance	58,935	70,423

Deferred tax liabilities:
Excess of book depreciation over tax depreciation	(6,037)	(1,461)
Capitalized software development costs	(5,569)	(15,242)
Other	—	(408)

Gross deferred tax liabilities	(11,606)	(17,111)

Deferred tax assets, net	$47,329	$53,312

Management believes that the deferred tax assets, net of the valuation allowance, as of April 2, 2004 are realizable due to the projected future taxable income. The valuation allowance was established during fiscal year 2002 as a result of the sale of the International Business and the sale of the available for sale marketable security, which generated capital losses. At March 29, 2002, management believed it was more likely than not that the deferred tax asset related to these capital loss carryforwards would not be realized for tax purposes before its expiration in fiscal year 2007, as capital gains were not expected to be generated in the future.

At April 2, 2004 and March 28, 2003, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $86,386 and $133,491, respectively, which expire from 2005 to 2023.

The utilization of certain net operating loss carryforwards is subject to an annual limitation. During fiscal year 2003, the Company generated approximately $49,026 of federal and state net operating losses. During fiscal year 2004, the Company utilized approximately $19,626 of the federal and state net operating loss carryforwards. Management expects to fully utilize the federal net operating loss carryforward as well as a portion of the remaining state net operating loss carryforwards totaling approximately $28,300 during fiscal year 2005.

The Company is subject to periodic review by federal, state, and local tax authorities in the ordinary course of business. During fiscal year 2002, the Internal Revenue Service (“IRS”) notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report related to the fiscal years ended March 31, 2000 and March 30, 2001. The Company has appealed certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the IRS. A provision for any income tax amounts due as a result of the IRS audit is expected to be immaterial and has been recorded in the accompanying consolidated statements of operations. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

Based on recent Tax Court rulings, the Company filed a refund claim with the IRS to report an ordinary worthless stock deduction on the sale of International Business during the three months ended December 31, 2003,. The filing reflects a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. This claim has been formally denied by the IRS as part of the audit of fiscal years ended March 31, 2000 and March 30, 2001. The claim has been combined with the formal protest to the results of the audit and the Company has received notification of receipt from the Appeals Office of the IRS. If the Company is successful in defending its claim filed with the IRS in Appeals, the valuation allowance would be reversed against the provision for income taxes, which will reduce the provision for income taxes by approximately $5.2 million during the year in which the final ruling is obtained.

During the three months ended December 31, 2003, the IRS began fieldwork on the audit of fiscal years ended March 29, 2002 and March 28, 2003. Management anticipates fieldwork to be completed during the second quarter of fiscal year 2005. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

11.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On July 30, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 27, 2002, the Company repurchased 3.6 million shares of common stock at an average price of $7.13 per common share. On December 17, 2002, the Company’s Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share.

On February 26, 2004, the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. This authorization terminated the remaining shares available for repurchase under the stock repurchase program authorized in December 2002. During the fourth quarter of fiscal year 2004, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.79 per common share.

Stock Incentive Plans

The Company has the following stock incentive plans for the benefit of certain officers, directors, and employees. Under these plans, options are generally granted for the purchase of shares of common stock at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Historically, the Company has primarily awarded stock options under the following stock incentive plans, which did not require compensation expense to be recorded in the consolidated statements of operations as the Company adopted the disclosure only provisions of SFAS 123. In the future, the Company expects to issue restricted stock in lieu of stock options, which will result in compensation expense that will be recorded in the consolidated statements of operations over the period the restrictions lapse.

1999 Long-Term Incentive Plan. Under this plan, 4,370 shares of the Company’s common stock were reserved for issuance to employees, officers, and directors and approximately 337 shares of common stock are available for issuance at April 2, 2004. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash. All options are generally fully vested and exercisable three years from the date of grant.

1999 Broad-Based Employee Stock Plan. Under this plan, 2,600 shares of the Company’s common stock were reserved for issuance to employees, officers, and directors and approximately 289 shares of common stock are available for issuance at April 2, 2004. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. All options are generally fully vested and exercisable three years from the date of grant.

Amended and Restated Directors’ Stock Plan. Under this plan, 800 shares of the Company’s common stock were reserved for issuance to nonemployee directors and approximately 116 shares of common stock are available for issuance at April 2, 2004,. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. All options are fully vested and exercisable at the date of grant.

1994 Long-Term Stock Plan. Under this plan, 2,190 shares of the Company’s common stock were reserved for issuance to employees. At May 31, 2000, no shares were available for issuance under this plan. The Compensation Committee of the Board of Directors had discretion to make grants under this plan in the form of nonqualified stock options or restricted stock. All options were fully vested and exercisable at the date of grant.

Amended and Restated 1994 Long-Term Incentive Plan. Under this plan, 500 shares of the Company’s common stock were reserved for issuance to key employees, including officers. At March 30, 2001, no shares were available for issuance under this plan. The Compensation Committee of the Board of Directors had discretion to make grants under this plan in the form of nonqualified stock options, restricted stock, or performance units. All options were fully vested and exercisable at the date of grant.

The following table summarizes the transactions during the period from March 30, 2001 to April 2, 2004:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, March 30, 2001	6,404	$2.72-$28.86	$10.22
Granted	2,394	$4.21-$10.15	$6.50
Exercised	(95)	$2.72-$ 8.69	$7.19
Forfeited	(723)	$2.72-$28.86	$11.06

Balance, March 29, 2002	7,980	$2.59-$28.86	$9.34
Granted	1,694	$6.68-$ 9.89	$8.00
Exercised	(192)	$2.72-$ 8.46	$4.26
Forfeited	(2,049)	$2.72-$28.86	$9.11

Balance, March 28, 2003	7,433	$2.59-$28.86	$9.07
Granted	1,311	$0.00-$12.13	$8.91
Exercised	(836)	$2.59-$12.07	$5.86
Forfeited	(276)	$2.72-$28.86	$7.95

Balance, April 2, 2004	7,632	$0.00-$28.86	$9.30

The following table summarizes information about stock options outstanding at April 2, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00-$ 2.89	369	4.2	$2.25	353	$2.34
$ 2.90-$ 5.77	955	5.6	$4.59	692	$4.27
$ 5.78-$ 8.66	2,364	4.9	$7.14	1,136	$7.05
$ 8.67-$11.54	2,133	5.2	$9.59	692	$9.47
$11.55-$14.43	540	4.3	$12.71	529	$12.68
$14.44-$17.32	843	2.4	$14.93	843	$14.93
$17.33-$20.20	236	3.8	$19.66	221	$19.69
$20.21-$23.09	167	3.5	$21.98	164	$21.96
$23.10-$28.86	25	3.8	$28.86	19	$28.86

	7,632	4.7	$9.30	4,649	$9.92

12.	EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of mutual funds or to acquire an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 25% of the employee deferrals up to 4% of their compensation or (ii) $1.5. This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal year ended April 2, 2004, March 28, 2003, and March 29, 2002, the Company contributed approximately $843, $818, and $692, respectively, to the Plan under this matching arrangement. The Plan owned approximately 2.6 million and 3.0 million shares of the Company’s common stock at April 2, 2004 and March 28, 2003, respectively.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan available to all employees with at least six months of service. The plan allows eligible employees to purchase Company stock over-the-counter through after-tax payroll deductions.

PSS Deferred Compensation Program

The Company offers a deferred compensation program (the “Program”) to qualified executives, management, and salespeople. The Program is comprised of a deferred compensation plan and a stock option program. Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation; however, the Company matching contribution program and grant of stock options shall apply only to deferrals of up to 10% or 15% of the participant’s compensation. The Company’s matching contribution ranges from 10% to 125% of the participant’s deferral. Participant contributions are always 100% vested. The Company’s matching contribution and the stock options vest ratably over 8 years. Under the stock option program, participants are granted stock options to purchase common stock of the Company. The number of stock options granted is a function of the participant’s annual deferral amount and is limited to 250 shares (in thousands) per year. The grant price of the options are not less than the fair market value of the common stock on the date such options are granted and the options are issued under existing stock incentive plans.

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

During fiscal years 2004, 2003, and 2002, the Company matched approximately $1,347, $1,328, and $1,192, respectively, of employee deferrals. At April 2, 2004 and March 28, 2003, approximately $21,292 and $12,902, respectively, is recorded in other long-term assets in the accompanying consolidated balance sheets. In addition, $20,262 and $11,850 of deferred compensation is included in other long-term liabilities in the accompanying consolidated balance sheets at April 2, 2004 and March 28, 2003, respectively.

PSS Directors’ Deferred Compensation Plan

Effective January 1, 2004, the Company offers a deferred compensation plan to non-employee members of the Board of Directors. Participants may elect to defer up to 100% receipt of their annual retainer, meeting fees, other director’s fees, and other cash compensation. Participants can elect to defer up to 100% of their total compensation and to invest their deferrals in a variety of investment options. The benefits are distributed to participants in annual installments, or in a lump sum payment if the vested account balance is less than $25. A participant’s deferred compensation account balance will be distributed, at the election of the participant, in a single lump sum payment following the participant’s termination of service on the board of directors, or in up to ten annual installments. The deferred compensation account balance will be distributed in a lump sum payment upon the death of the participant, or in the event of a change in control of the Company.

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

Target awards under the SVP are expressed as a percentage of base salary for the top five officer levels. The performance goals are based on planned cumulative earnings per share, as approved by the Board of Directors. The Compensation Committee may establish different target awards for future performance periods. The Company is accruing compensation cost ratably over the 30-month period and expects the target pay-out to be approximately $6,300. As of April 2, 2003 and March 28, 2003, the Company has accrued approximately $3,000 and $800, respectively, related to the SVP.

13.	OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets.

Rent expense for operating leases approximated $20,376, $21,469, and $20,748, for fiscal years 2004, 2003, and 2002, respectively. As of April 2, 2004, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

	Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
Operating	$17,784	$13,163	$9,223	$6,311	$3,793	$11,127	$61,401
Restructuring	596	243	19	—	—	—	858

Total	$18,380	$13,406	$9,242	$6,311	$3,793	$11,127	$62,259

14.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Nature of

Operations, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company’s business segments:

	2004	2003	2002
NET SALES:
Physician Business	$880,598	$754,295	$711,843
Elder Care Business	469,319	423,598	391,871
Corporate Shared Services	—	—	431

Total net sales	$1,349,917	$1,177,893	$1,104,145

INCOME FROM OPERATIONS:
Physician Business	$45,504	$22,850	$17,744
Elder Care Business	21,890	18,275	11,909
Corporate Shared Services	(19,573)	(15,238)	(6,091)

Total income from operations	$47,821	$25,887	$23,562

DEPRECIATION:
Physician Business	$9,414	$8,862	$6,805
Elder Care Business	1,603	1,630	1,791
Corporate Shared Services	1,739	1,519	945

Total depreciation	$12,756	$12,011	$9,541

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$1,185	$1,576	$1,179
Elder Care Business	1,455	757	438
Corporate Shared Services	139	35	—

Total amortization of intangible assets	$2,779	$2,368	$1,617

PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,678	$1,172	$1,340
Elder Care Business	4,248	3,441	2,805
Corporate Shared Services	182	2,939	—

Total provision for doubtful accounts and notes receivable	$6,108	$7,552	$4,145

INTEREST EXPENSE:
Physician Business	$3,950	$4,370	$867
Elder Care Business	5,538	4,908	5,096
Corporate Shared Services	(3,928)	3,276	2,238

Total interest expense	$5,560	$12,554	$8,201

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$15,864	$7,407	$7,537
Elder Care Business	6,047	5,061	2,805
Corporate Shared Services	(4,314)	(7,153)	(3,808)

Total provision for income taxes	$17,597	$5,315	$6,534

CAPITAL EXPENDITURES:
Physician Business	$7,114	$9,284	$12,645
Elder Care Business	5,256	1,011	471
Corporate Shared Services	8,747	1,704	6,720

Total capital expenditures	$21,117	$11,999	$19,836

	2004	2003
ASSETS:
Physician Business	$265,594	$228,435
Elder Care Business	202,825	157,458
Corporate Shared Services	118,427	85,970

Total assets	$586,846	$471,863

15.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company, through its Elder Care Business, its Physician Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Currently, state litigation exists in New Hampshire and California, while federal litigation is present in Washington, New Hampshire, and Ohio. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations were based upon a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004, during which the parties were unable to resolve their dispute. The case is set for trial in October 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

The parties have engaged in extensive discovery on these claims. As a result of a mediation in March 2004, the parties agreed on a framework for mediation or arbitration in October 2004 on the issue of the plaintiffs’ attorney’s fees. If the attorney’s fee issue is resolved, the parties have established a framework to discuss resolution of the overtime compensation claimed by the plaintiffs. A status hearing is set before the court on November 5, 2004.

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from three-fourths to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from one and a half to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from nine months to three years.

During July 2003, the Physician Business entered into an agreement with a supplier to purchase a minimum of $39,500 of flu vaccines during the second and third quarters of fiscal year 2005. Currently, the Company has obtained non-binding, customer orders for 100% of the committed flu vaccine purchases. As of April 2, 2004, the Physician Business has not purchased any inventory from this supplier related to the fiscal year 2005 purchase commitment.

On September 2, 2003, the Elder Care Business entered into an exclusive distribution agreement with a strategic vendor. Under the agreement, the Elder Care Business is required to purchase a minimum of $7,000 of product by September 30, 2004. For each one-year period thereafter through September 2008, the purchases shall not be less than the sum of $7,000 plus 7.0% compounded annually. As of April 2, 2004, the Elder Care Business has purchased approximately $4,900 of inventory from this strategic vendor. Under the terms of the distribution agreement, the vendor agrees to repurchase any products purchased by the Elder Care Business but not sold for any reason within 150 days after the delivery date. In addition, the Elder Care Business has the right to terminate the distribution agreement for any reason and without cause by providing written notice to the vendor 180 days prior to the effective date of such termination. Such termination would relieve the Elder Care Business of the purchase commitment described above.

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination.

16.	RELATED PARTY TRANSACTIONS

At April 2, 2004 and March 28, 2003, the remaining principal and interest amounts outstanding to certain executive officers, which are included in employee advances in the accompanying balance sheets, were $0 and $62, respectively. The Company loaned approximately $720 to certain executive officers during fiscal years 2001 and 2000. These loans were unsecured and bore interest at 6.0%. During the fiscal years ended April 2, 2004 and March 28, 2003, principal and interest payments of $63 and $230, respectively, were received by the Company.

17.	DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability.

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $2,067 and $3,298 for transaction costs that were paid during the fiscal year ended April 2, 2004 and March 28, 2003, respectively. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement (“TSA”), pursuant to which the Company provided certain reimbursable services to the Buyer for a period of one year. The costs incurred related to providing services under the TSA were included in general and administrative expenses and the reimbursement for these expenses were included in other income in the accompanying statements of operations. During the fiscal year ended April 2, 2004 and March 28, 2003, the Company recognized approximately $2,959 and $4,256, respectively, of other income related to the TSA.

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

Net sales and total loss from discontinued operations of the Imaging Business are as follows:

	For the Fiscal Year Ended
	April 2, 2004	March 28, 2003	March 29, 2002
Net sales	$—	$445,630	$711,626

Loss from operations before benefit for income taxes	—	(6,676)	(3,927)
Loss on disposal of discontinued operations before benefit for income taxes	(1,905)	(94,621)	—
Benefit for income taxes	741	37,720	1,375
Cumulative effect of accounting change (net of income tax benefit of $14,444)	—	—	(90,045)

Total loss from discontinued operations	$(1,164)	$(63,577)	$(92,597)

Net sales for the fiscal year ended March 28, 2003 included 162 selling days compared to 253 selling days during the fiscal year ended March 29, 2002. The cumulative effect of accounting change for fiscal year 2002 related to a goodwill impairment charge of $90,045, net of a benefit for income taxes of $14,444, recorded as a result of adopting SFAS 142.

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company has been allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations. Interest expense allocated to discontinued operations was $2,157 and $4,463 for fiscal years 2003 and 2002, respectively. The provision for income taxes related to continuing operations has been calculated for the periods presented. The difference between this amount and the total provision for income taxes, as previously reported, has been allocated to discontinued operations.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment is based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter has been referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer has provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. The Company is currently in the process of responding to information requests from the arbitrator. The loss on disposal of discontinued operations before benefit for income taxes recorded during the fiscal year ended April 2, 2004 primarily relates to a net asset adjustment and legal fees incurred related to the arbitration proceedings. The Company intends to defend vigorously against these claims; however, there can be no assurance that this claim will be ultimately resolved on terms that are favorable to the Company.

18.	INTERNATIONAL BUSINESS EXIT CHARGE

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

During the first quarter of fiscal year 2002, the Company completed the sale of the European operations to the then management of the International Business. The Company consummated the sale of the German operations on April 6, 2001 and the Belgium operations on May 20, 2001. Proceeds received consisted of approximately $222 and a note receivable of $400 from the sale of the common stock of these entities. Upon completion of the transactions, the Company recorded a reversal of $514 of the previously established charge due to lower than expected costs to exit the operations. The European operations reported the following results of operations for the fiscal year ended March 29, 2002:

2002
Net sales	$431
Cost of goods sold	295

Gross profit	136
Selling, general and administrative expenses	66
International Business exit charge reversal	(514)

Income from operations	584
Interest expense	(14)

Income before provision for income taxes	570
Provision for income taxes	—

Net income	$570

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2004 and 2003. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of business acquisitions and changes in customer’s buying patterns of supplies, equipment, and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

Quarterly operating results fluctuate depending on the number of selling days in each quarter. The following table compares the number of selling days included in the first, second, third, and fourth quarters of fiscal years 2005, 2004, and 2003.

	Fiscal Year
	2005	2004	2003
First quarter	62	65	64
Second quarter	65	67	63
Third quarter	62	60	62
Fourth quarter	64	66	64

As discussed in Note 2, Summary of Significant Accounting Policies, management revised the estimates used to establish the allowance for doubtful accounts for the Elder Care Business during the three months ended December 31, 2003. This represented a change in accounting estimate in accordance with APB 20. The impact of reducing the reserve percentages was approximately $1.0 million, net of an income tax benefit, or $0.015 basic and diluted earnings per share for the three months ended December 31, 2003.

	Fiscal Year 2004
	Q1	Q2	Q3	Q4	Total
Net sales	$308,780	$346,059	$343,662	$351,416	$1,349,917
Gross profit	87,884	98,073	96,993	102,407	385,357
Income from continuing operations	4,657	8,289	8,327	7,430	28,703
Total loss from discontinued operations	—	(324)	—	(840)	(1,164)

Net income	$4,657	$7,965	$8,327	$6,590	$27,539

Earnings (loss) per share – Basic:
Income from continuing operations	$0.07	$0.12	$0.12	$0.11	$0.43
Total loss from discontinued operations	—	(0.00)	—	(0.01)	(0.02)

Net income	$0.07	$0.12	$0.12	$0.10	$0.41

Earnings (loss) per share – Diluted:
Income from continuing operations	$0.07	$0.12	$0.12	$0.11	$0.42
Total loss from discontinued operations	—	(0.00)	—	(0.01)	(0.02)

Net income	$0.07	$0.12	$0.12	$0.10	$0.40

	Fiscal Year 2003
	Q1	Q2	Q3	Q4	Total
Net sales	$286,782	$289,116	$304,184	$297,811	$1,177,893
Gross profit	80,872	82,457	85,483	87,182	335,994
Income (loss) from continuing operations	3,351	1,581	3,942	(60)	8,814
Total loss from discontinued operations	(798)	(56,751)	(3,362)	(2,666)	(63,577)

Net income (loss)	$2,553	$(55,170)	$580	$(2,726)	$(54,763)

Earnings (loss) per share – Basic:
Income (loss) from continuing operations	$0.05	$0.02	$0.06	$(0.00)	$0.12
Total loss from discontinued operations	(0.01)	(0.80)	(0.05)	(0.04)	(0.91)

Net income (loss)	$0.04	$(0.78)	$0.01	$(0.04)	$(0.79)

Earnings (loss) per share – Diluted:
Income (loss) from continuing operations	$0.05	$0.02	$0.06	$(0.00)	$0.12
Total loss from discontinued operations	(0.01)	(0.79)	(0.05)	(0.04)	(0.90)

Net income (loss)	$0.04	$(0.77)	$0.01	$(0.04)	$(0.78)

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted the provisions of SFAS 145 on March 29, 2003, the first day of fiscal year 2004. As a result, the loss from the early extinguishment of the 8.5% senior subordinated notes, which was reported as an extraordinary loss during fiscal year 2003, was reclassified to income from continuing operations. The following tables summarize the impact of this reclassification.

	For the Three Months Ended September 27, 2002
	As Previously Reported	Reclassification	As Reported
Interest expense	$(2,167)	$(425)	$(2,592)
Other income	408	(665)	(257)
Provision for income taxes	1,293	(424)	869
Income from continuing operations	$2,247	$(666)	$1,581
Earnings per share-Income from continuing operations:
Basic	$0.03		$0.02
Diluted	$0.03		$0.02

	For the Three Months Ended March 28, 2003
	As Previously Reported	Reclassification	As Reported
Interest expense	$(3,094)	$(2,303)	$(5,397)
Other income	2,696	(4,505)	1,809
Provision for income taxes	2,690	(2,648)	42
Income (loss) from continuing operations	$4,100	$(4,160)	$(60)
Earnings per share-Income (loss) from continuing operations:
Basic	$0.06		$(0.00)
Diluted	$0.06		$(0.00)

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 2, 2004, MARCH 28, 2003, AND MARCH 29, 2002

(Dollars in Thousands)

		Additions
Valuation Allowance for Accounts Receivable	Balance at Beginning of Period	Provision Charged to Expense	Transfers From (Dispositions)	Write-offs	Balance at End of Period
Fiscal year ended March 29, 2002	$16,868	$4,145	$(424)	$10,213	$10,376
Fiscal year ended March 28, 2003	10,376	4,613	—	4,730	10,259
Fiscal year ended April 2, 2004	$10,259	$5,926	$—	$6,165	$10,020

		Additions
Valuation Allowance for Notes Receivable	Balance at Beginning of Period	Provision Charged to Expense	Transfers From Acquisitions	Write-offs	Balance at End of Period
Fiscal year ended March 29, 2002	$1,243	$492	$—	$1,171	$564
Fiscal year ended March 28, 2003	564	3,195	—	—	3,759
Fiscal year ended April 2, 2004	$3,759	$248	$—	$400	$3,607

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision Charged to Expense	Utilizations	Balance at End of Period
Fiscal year ended March 29, 2002	$—	$6,150	$—	$6,150
Fiscal year ended March 28, 2003	6,150	(170)	—	5,980
Fiscal year ended April 2, 2004	$5,980	$—	$428	$5,552

Gulf South Operational Tax Charge Reserve(a)	Balance at Beginning of Period	Reversed to General & Administrative Expenses	Utilizations	Balance at End of Period
Fiscal year ended March 29, 2002	$4,388	$2,350	$102	$1,936
Fiscal year ended March 28, 2003	1,936	380	53	1,503
Fiscal year ended April 2, 2004	$1,503	$1,503	$—	$—

(a)	The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, and property taxes that were not charged to customers and remitted to taxing authorities on a timely basis. On a quarterly basis, management performs an analysis of the estimated remaining exposure and records adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company, including its consolidated subsidiaries, as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Changes in internal controls. The following change in the Company’s internal controls over financial reporting identified in connection with the foregoing evaluation has occurred during the last fiscal quarter that has materially affected, or is reasonably likely to material affect, the Company’s internal controls over financial reporting:

During the quarter ended April 2, 2004, the Elder Care Business implemented the JD Edwards XE® platform at one of its full-service distribution center. The new operating system has different and effective internal controls over financial reporting compared to the effective controls of the old operating system. The implementation of this new operating system at the remaining full-service distribution centers will continue through fiscal year 2005 and is expected to be completed during the first quarter of fiscal year 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Company’s fiscal year 2004 Annual Meeting of Shareholders under the caption “Management-Directors and Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2004 Annual Meeting of Shareholders under the caption “Management-Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2004 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Information with respect to equity compensation plans is included in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2004 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    The following financial statements are included in Item 8 of this report:

(a)(2)    The following supplemental schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended April 2, 2004, March 28, 2003, and March 29, 2002	F-36

(a)(3)    Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (5)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (10)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (10)

3.2	Amended and Restated Bylaws, dated as of March 15, 1994. (2)

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc. (20)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee. (20)

4.3	Form of 2.25% Convertible Senior Note due 2024. (20)

4.4	Shareholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (6)

4.5a	Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. (7)

4.5b	Amendment to Shareholder Protection Rights Agreement, dated as of April 12, 2002, between the Company and First Union National Bank, as Successor Rights Agent. (11)

10.1*	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2*	Amended and Restated Directors Stock Plan. (17)

10.3*	Amended and Restated 1994 Long-Term Incentive Plan. (4)

10.4*	Amended and Restated 1994 Long-Term Stock Plan. (17)

10.5*	1994 Employee Stock Purchase Plan. (3)

10.6*	1994 Amended Incentive Stock Option Plan. (1)

10.7*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001). (17)

10.8*	1999 Broad-Based Employee Stock Plan. (17)

10.9*	Shareholder Value Plan (Portions omitted pursuant to a request for confidential treatment-Separately filed with the SEC). (17)

10.10	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC). (18)

10.11*	Amended and Restated Savings Plan. (12)

10.11a*	First Amendment to the Amended and Restated Savings Plan. (14)

10.11b*	Second Amendment to the Amended and Restated Savings Plan. (16)

10.11c*	Third Amendment to the Amended and Restated Savings Plan. (17)

10.11d*	Fourth Amendment to the Amended and Restated Savings Plan. (18)

10.11e*	Fifth Amendment to the Amended and Restated Savings Plan. (19)

10.12	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (17)

10.12a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (19)

10.12b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (20)

10.13*	Employment Agreement, dated as of July 10, 2003, by and between the Company and David A. Smith. (17)

10.14*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (8)

10.14a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (8)

10.15*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless. (9)

10.15a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary A. Corless. (9)

10.15b*	Amendment to Employment Agreement, dated as of June 1, 2002, by and between the Company and Gary A. Corless. (16)

10.16*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English.

10.17*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson. (16)

10.18*	Employment Agreement, dated as of April 1, 2003, by and between the Company and Gary J. Nutter. (19)

10.19*	Employment Agreement, dated as of October 1, 2002, by and between the Company and Tony Oglesby. (16)

10.19a*	Severance Agreement, dated as of October 20, 2003, by and between the Company and Tony Oglesby. (19)

10.20*	Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly. (8)

10.20a*	Amendment to Severance Agreement, dated as of October 30, 2002, by and between the Company and Patrick C. Kelly. (16)

10.21	Stock Purchase Agreement, dated as of October 28, 2002, among PSS World Medical, Inc., Imaging Acquisition Corporation, and Platinum Equity, LLC. (13)

10.21a	Amendment to Stock Purchase Agreement, dated as of November 18, 2002, among PSS World Medical, Inc., Diagnostic Imaging, Inc., Imaging Acquisition Corporation and Platinum Equity, LLC. (15)

10.22*	PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2003. (16)

10.22a*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2003. (16)

10.23*	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2003. (16)

10.23a*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2003. (16)

10.24*	PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2003. (16)

10.24a*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2003. (16)

10.25*	PSS World Medical, Inc. Directors’ Deferred Compensation Plan.

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

*	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.
(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-3, Registration No. 33-97524.
(3)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.
(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 22, 1998.
(7)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(8)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
(11)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 29, 2002.
(12)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed October 30, 2002.
(14)	Incorporated by Reference to the Company’s Current Report on Form 10-Q, for the quarter ended September 27, 2002.
(15)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed November 20, 2002.
(16)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(18)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(19)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.

(b)	Reports on Form 8-K:

The following current reports on Form 8-K were filed or furnished during the quarter ended April 2, 2004:

Date of Report	Items Reported
January 28, 2004	Furnished to announce the Company’s financial results for the quarter ended December 31, 2003.

March 1, 2004	Filed to announce the Company’s proposed offering of $125 million convertible senior notes.

March 3, 2004	Filed to announce the Company’s pricing of its private offering of $125 million convertible senior notes.

March 5, 2004	Filed to announce the underwriters’ exercise of option to purchase an additional $25 million convertible senior notes.

March 8, 2004	Filed to attach certain documents related to the issuance of the $150 million convertible senior notes as exhibits.

March 29, 2004	Filed to announce the impact of adopting the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on the Company’s financial results for the three and twelve months ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 11, 2004.

PSS WORLD MEDICAL, INC

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Clark A. Johnson Clark A. Johnson	Chairman of the Board of Directors	June 11, 2004

/s/ David A. Smith David A. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 11, 2004

/s/ T. O’Neal Douglas T. O’Neal Douglas	Director	June 11, 2004

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	June 11, 2004

/s/ Delores P. Kesler Delores P. Kesler	Director	June 11, 2004

/s/ Charles R. Scott Charles R. Scott	Director	June 11, 2004

/s/ Charles E. Adair Charles E. Adair	Director	June 11, 2004