Form 10-Q
period 2004-06-30
PSS WORLD MEDICAL INC
filed 2004-08-09
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-23832

PSS WORLD MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2280364 (IRS Employer Identification Number)
4345 Southpoint Blvd. Jacksonville, Florida (Address of principal executive offices)	32216 (Zip code)
Registrant's telephone number	(904) 332-3000

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

[X] Yes [ ] No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of August 2, 2004 was 64,753,676 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

June 30, 2004

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended April 2, 2004, and reports to shareholders. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “intends,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

  the Company's intent to vigorously defend against the claims from the latex glove product liability litigation and the securities class action lawsuits, among others, which are described in Note 9, Commitments and Contingencies;

  management's belief that the ultimate outcome of the various litigation matters described in Note 9, Commitments and Contingencies, and various other litigation that have arisen in the normal course of business will not have a material adverse effect on the Company's business, financial condition or results of operations;

  management's belief that the elder care market is expected to continue benefiting from the increasing growth rate of the elderly American population;

  management's belief that the physician market is expected to continue to benefit from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices and home care providers;

  management's belief that the recent changes to Medicare and Medicaid reimbursement rates and the introduction of the Medicare/Medicaid prescription drug program that became effective beginning in the U.S. government fiscal year 2004 will positively impact the financial condition of elder care providers and financial strength of the elder care industry;

  management's expectation that the Physician Business' sales mix for the three and six months ended October 1, 2004 compared to the three and six months ended October 3, 2003 may be impacted by accelerating the shipment of influenza vaccine orders to its customers;

  nursing home divestitures within the Elder Care Business may continue to impact fiscal year 2005 as large, national chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, insurance costs, and litigation exposure;

  management's expectation that gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins;

  management's expectation that gross profit as a percentage of net sales may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

  management's anticipation that rising fuel costs may negatively impact both the Physician Business' and the Elder Care Business' cost to deliver or expected improvements in cost to deliver during fiscal year 2005;

  management's expectation that the results of the Internal Revenue Service ("IRS") audit of the income tax returns for fiscal years 2000, 2001, 2002, and 2003 will not have a material impact on our financial condition or consolidated results of operations;

  management's expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

  management's belief that we may, from time-to-time, seek to retire our outstanding debt or equity through cash purchases and/or reduce its debt, in open-market purchases, privately negotiated transactions, or otherwise and such amounts involved may be material;

  the possibility that the Company may seek to issue additional debt or equity to meet its future liquidity requirements; and

  management's expectation that the implementation of the JD Edwards distribution modules at the Elder Care Business distribution centers will be successfully completed without disrupting the operations of the business during the first quarter of fiscal year 2006.

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

  the Company's dependence on sophisticated data processing systems that may impair business operations if they fail to operate properly or not as anticipated;

  competitive pricing pressures related to the Company's sales to large nursing home chains and consolidating provider groups;

  the loss of any of our significant distributorship agreements, the renegotiation of terms and conditions of existing agreements, and the Company's reliance on current relationships with vendors;

  maintaining good relations with our employees including over 800 sales professionals;

  the concentration of revenues among a limited number of customers in the Elder Care Business and the loss of a significant customer;

  the Company's level of indebtedness, which may limit the ability to obtain financing in the future and may limit flexibility to react to market conditions;

  the potential interest and penalty exposure related to existing and future IRS audits;

  litigation and liability exposure for existing and potential claims;

  the Company's failure to execute its business plan and strategies for growth; and

  the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations, including the proposed Emerging Issues Task Force Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

PART I —FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND APRIL 2, 2004
(Dollars in Thousands, Except Share Data)

ASSETS
	June 30, 2004	April 2, 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$63,112	$58,928
Accounts receivable, net	182,639	188,421
Inventories	112,653	99,864
Employee advances	9	19
Deferred tax assets	38,594	40,796
Prepaid expenses and other	13,587	8,687

Total current assets	410,594	396,715

Property and equipment, net	70,792	69,591
Other Assets:
Goodwill	71,631	69,909
Intangibles, net	10,737	11,292
Deferred tax assets	6,144	6,533
Other	33,411	32,806

Total assets	$603,309	$586,846

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$105,057	$91,160
Revolving line of credit	35,052	35,000
Accrued expenses	29,667	33,253
Other	17,791	16,955

Total current liabilities	187,567	176,368

Convertible senior notes	150,000	150,000
Other noncurrent liabilities	23,629	21,290

Total liabilities	361,196	347,658

Commitments and contingencies (Notes 1, 7, 9 and 10)
Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 64,753,177 and
64,833,453 shares issued and outstanding at June 30, 2004 and April 2, 2004,
respectively	647	648
Additional paid-in capital	290,681	292,268
Accumulated deficit	(49,314)	(53,531)
Unearned compensation	(150)	(157)
Accumulated other comprehensive income (loss)	249	(40)

Total shareholders' equity	242,113	239,188

Total liabilities and shareholders' equity	$603,309	$586,846

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2004	June 30, 2003
Net sales	$330,361	$308,780
Cost of goods sold	234,585	220,896

Gross profit	95,776	87,884

General and administrative expenses	60,948	59,432
Selling expenses	23,453	21,690

Income from operations	11,375	6,762

Other (expense) income:
Interest expense	(1,942)	(1,114)
Interest and investment income	111	3
Other income	343	2,100

Other (expense) income	(1,488)	989

Income from continuing operations before provision for income taxes	9,887	7,751
Provision for income taxes	3,962	3,094

Income from continuing operations	5,925	4,657
Loss on disposal of discontinued operations (net of benefit for
income taxes of $1,042)	(1,708)	--

Net income	$4,217	$4,657

Earnings (loss) per share - Basic:
Income from continuing operations	$0.09	$0.07
Loss on disposal of discontinued operations	(0.03)	--

Net income	$0.06	$0.07

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.09	$0.07
Loss on disposal of discontinued operations	(0.03)	--

Net income	$0.06	$0.07

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
(UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2004	June 30, 2003
Cash Flows From Operating Activities:
Net income	$4,217	$4,657
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	1,708	--
Depreciation	3,482	3,153
Amortization of intangible assets	836	502
Amortization of debt issuance costs	572	222
Provision for doubtful accounts	1,350	1,277
Provision for deferred income taxes	3,962	3,094
Provision for deferred compensation	344	256
Noncash compensation expense	6	6
Loss on sales of property and equipment	54	4
Changes in operating assets and liabilities:
Accounts receivable	4,432	(2,853)
Inventories	(12,789)	(10,958)
Prepaid expenses and other current assets	(4,601)	(121)
Other assets	(1,378)	(1,409)
Accounts payable	13,935	12,813
Accrued expenses and other liabilities	(2,718)	(3,911)

Net cash provided by operating activities	13,412	6,732

Cash Flows From Investing Activities:
Capital expenditures	(4,739)	(2,629)
Payment for business combination	(1,685)	--
Payment of transaction costs for sale of Imaging Business	(450)	(1,045)
Payments on noncompetition agreements	(316)	(76)
Proceeds from sales of property and equipment	1	1

Net cash used in investing activities	(7,189)	(3,749)

Cash Flows From Financing Activities:
Purchase of treasury shares	(3,004)	(5,643)
Proceeds from issuance of common stock	913	27
Net proceeds (payments) under the revolving line of credit	52	(405)

Net cash used in financing activities	(2,039)	(6,021)

Net increase (decrease) in cash and cash equivalents	4,184	(3,038)
Cash and cash equivalents, beginning of period	58,928	19,171

Cash and cash equivalents, end of period	$63,112	$16,133

Supplemental disclosures:
Cash paid (received) for:
Interest	$(545)	$(1,514)
Income taxes, net	$(62)	$30

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND JUNE 30, 2003
(UNAUDITED)
(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.     BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 43 full-service distribution centers, which serve all 50 states throughout the United States of America (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 31 full-service distribution centers, 21 break-freight locations, and 2 redistribution facilities serving physician offices in all 50 states.

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

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the U.S. Refer to Note 10, Discontinued Operations, for a further discussion.

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

The consolidated balance sheet as of April 2, 2004 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 2, 2004. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal year 2005 consists of 52 weeks or 253 selling days whereas fiscal year 2004 consisted of 53 weeks or 258 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows on the Friday closest to month-end for those quarters in which physical inventories are taken and on the calendar month-end for those quarters in which physical inventories are not taken. The three months ended June 30, 2004 and 2003 consist of 62 and 65 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares. These repurchases depend upon market conditions and other factors and are to be made in the open market, in privately negotiated transactions, or otherwise. During the three months ended June 30, 2004, the Company repurchased approximately 0.3 million shares of common stock under this program at an average price of $10.74 per common share.

Previously, the Company’s Board of Directors approved a stock repurchase program on December 17, 2002, authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.4 million common shares. During the three months ended June 30, 2003, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share. This authorized stock repurchase program was terminated on February 26, 2004, when the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. During the three months ended April 2, 2004, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.79 per common share, which completed the then outstanding stock repurchase programs.

2.     EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year adjusted for the potential dilutive effect of stock options using the treasury stock method and the conversion of the convertible senior notes if the conditions that would permit conversion have been satisfied. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth basic and diluted earnings per share computational data for the three months ended June 30, 2004 and 2003 (share amounts in thousands, except per share data):

	Three Months Ended
	June 30, 2004	June 30,2003
Income from continuing operations	$5,925	$4,657
Loss on disposal of discontinued operations	(1,708)	--

Net income	$4,217	$4,657

Earnings (loss) per share - Basic:
Income from continuing operations	$0.09	$0.07
Loss on disposal of discontinued operations	(0.03)	--

Net income	$0.06	$0.07

Earnings (loss) per share - Diluted (a) :
Income from continuing operations	$0.09	$0.07
Loss on disposal of discontinued operations	(0.03)	--

Net income	$0.06	$0.07

Weighted average shares outstanding:
Common shares	64,890	67,674
Assumed exercise of stock options (b)	1,144	315
Assumed vesting of restricted stock	22	22

Diluted shares outstanding	66,056	68,011

(a)	The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the three months ended June 30, 2004, because none of the conditions that would permit conversion were satisfied during the period. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, approximately 1.5 million shares would be included in the weighted average common shares outstanding used in computing diluted earnings per share at a contingent conversion price of $20.51.

(b)	Options to purchase approximately 1,802 and 5,614 shares of common stock that were outstanding during the three months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

3.     COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive (income) refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the interest rate swap.  The following table details the components of comprehensive income for the periods presented.

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income	$4,217	$4,657
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	249	(232)

Comprehensive income	$4,466	$4,425

4.     STOCK-BASED COMPENSATION

The Company applies the intrinsic-value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The following table illustrates the effect on net income and earnings per share if the fair-value-based method of accounting prescribed by SFAS 123 had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	June 30, 2004	June 30, 2003
Net income, as reported	$4,217	$4,657
Stock-based employee compensation expense included in
reported net income, net of related tax effects	12	--
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(624)	(547)

Pro forma net income	$3,605	$4,110

Earnings per share - Basic:
As reported	$0.06	$0.07
Pro forma	$0.06	$0.06
Earnings per share - Diluted:
As reported	$0.06	$0.07
Pro forma	$0.05	$0.06

5.     GOODWILL

        The change in the carrying value of goodwill during the quarter ended June 30, 2004 is as follows:

	Physician Business	Elder Care Business	Total
Balance as of April 2, 2004	$9,788	$60,121	$69,909
Purchase business combination earn-out
payment	--	1,685	1,685
Purchase price allocation adjustments	--	37	37

Balance as of June 30, 2004	$9,788	$61,843	$71,631

The terms of one purchase agreement provided for additional consideration to be paid (earn-out payment) if the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined, exceeded a targeted level. The targeted level was set above the historical experience of the acquired entity at the time of acquisition. During the three months ended June 30, 2004, the Elder Care Business paid $1,685 under this agreement, and therefore, no remaining earn-out payments will be made.

6.     INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of June 30, 2004			As of April 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Noncompetition Agreements:

Physician Business	$2,834	$(1,738)	$1,096	$2,569	$(1,653)	$916
Elder Care Business	3,255	(1,722)	1,533	3,255	(1,440)	1,815
Corporate Shared Services	417	(208)	209	417	(174)	243

	6,506	(3,668)	2,838	6,241	(3,267)	2,974

Signing Bonuses:
Physician Business	2,092	(856)	1,236	2,076	(729)	1,347
Elder Care Business	50	(28)	22	50	(24)	26

	2,142	(884)	1,258	2,126	(753)	1,373

Other Intangibles:
Physician Business	2,463	(1,723)	740	2,463	(1,674)	789
Elder Care Business	6,929	(1,028)	5,901	6,929	(773)	6,156

	9,392	(2,751)	6,641	9,392	(2,447)	6,945

Total	$18,040	$(7,303)	$10,737	$17,759	$(6,467)	$11,292

Total amortization of intangible assets for the three months ended June 30, 2004 and 2003 was $836, and $502, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2005 (remaining 9 months)	$ 2,354
2006	2,461
2007	1,827
2008	1,343
2009	1,123
Thereafter	1,629

Total	$ 10,737

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	June 30, 2004	April 2, 2004
Noncompetition Agreements	5.7	5.5
Signing Bonuses	4.5	4.5
Other Intangibles	8.6	8.6

Total weighted-average period	7.1	7.0

Future minimum payments required under noncompetition agreements at June 30, 2004 are as follows:

Fiscal Year:
2005 (remaining 9 months)	$ 267
2006	36
2007	36
2008	28
2009	28
Thereafter	86

Total	$ 481

7.     DEBT

Debt consists of the following:

	June 30, 2004	April 2, 2004
2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	35,052	35,000

	$185,052	$185,000

2.25% Convertible Senior Notes

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

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

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2006. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization ( the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, and acquisitions, and to issue letters of credit. Although the Credit Agreement expires on March 31, 2006, the revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until fiscal year 2006.

As of June 30, 2004, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to approximately $159.5 million under revolving line of credit and had outstanding borrowings of $35.1 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended June 30, 2004 and June 30, 2003 was 4.22% and 4.00%, respectively.

From time to time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement dated May 20, 2003 has been amended as follows:

  The First Amendment dated June 24, 2003 primarily finalized the syndication of the Credit Agreement to the Lenders.

  The Second Amendment dated December 16, 2003 primarily increased the maximum borrowings under the Credit Agreement from $150 million to $200 million. In addition, this amendment redefined the applicable margin applied to the Bank's prime rate or LIBOR.

  The Third Amendment dated March 1, 2004 obtained the Lenders' approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company's common stock, including any repurchases made subsequent to May 20, 2003. In addition, this amendment locked the interest rate on the Credit Agreement at the Bank's prime rate or at LIBOR plus 2.00% for the period of one year, concurrent with the Company's fiscal year 2005.

  The Fourth Amendment dated June 1, 2004 obtained the Lenders' approval to increase the aggregate amount of permitted stock repurchases from $42.0 million to $55.0 million, which includes any stock repurchases made subsequent to May 20, 2003.

During the three months ended June 30, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At June 30, 2004 and April 2, 2004, the Company recorded an unrealized gain (loss), net of income tax benefit, of $249 and ($40), respectively, for the estimated fair value of the swap agreement in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

8.     SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis upon which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Basis of Presentation, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company’s business segments:

	Three Months Ended
	June 30, 2004	June 30, 2003
NET SALES:
Physician Business	$216,705	$196,451
Elder Care Business	113,656	112,329

Total net sales	$330,361	$308,780

INCOME FROM OPERATIONS:
Physician Business	$11,552	$7,210
Elder Care Business	4,333	4,156
Corporate Shared Services	(4,510)	(4,604)

Total income from operations	$11,375	$6,762

DEPRECIATION:
Physician Business	$2,298	$2,368
Elder Care Business	411	369
Corporate Shared Services	773	416

Total depreciation	$3,482	$3,153

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$260	$283
Elder Care Business	541	184
Corporate Shared Services	35	35

Total amortization of intangible assets	$836	$502

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$534	$150
Elder Care Business	816	1,127
Corporate Shared Services	--	--

Total provision for doubtful accounts	$1,350	$1,277

INTEREST EXPENSE:
Physician Business	$950	$900
Elder Care Business	1,550	1,175
Corporate Shared Services	(558)	(961)

Total interest expense	$1,942	$1,114

PROVISION FOR INCOME TAXES:
Physician Business	$4,318	$2,584
Elder Care Business	1,116	1,190
Corporate Shared Services	(1,472)	(680)

Total provision for income taxes	$3,962	$3,094

CAPITAL EXPENDITURES:
Physician Business	$245	$1,138
Elder Care Business	266	1,046
Corporate Shared Services	4,228	445

Total capital expenditures	$4,739	$2,629

	As of
	June 30, 2004	April 2, 2004
ASSETS:
Physician Business	$271,950	$265,594
Elder Care Business	201,790	202,825
Corporate Shared Services	129,569	118,427

Total assets	$603,309	$586,846

9.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company, through its Elder Care Business, its Physician Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Most of the cases have been settled by the Company's insurers, without expense to the Company.  Currently, one case remains in the state court in New Hampshire. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations were based upon a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004, during which the parties were not able to resolve their dispute. The case is set for trial in October 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

The Company was named along with certain present and former directors and officers as a defendant in ten related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000 and alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs alleged that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition and that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted the plaintiff’s motion for class certification in November 2002. The parties have signed a settlement agreement pursuant to which the Company has agreed to pay $6.75 million for the benefit of the class members, of which $6.5 million was covered by the Company’s insurance policy. The settlement agreement has received court approval.

The Company has been named as a defendant in a suit brought by three former and present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division. The plaintiffs allege that the Company wrongfully classified its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders, and they seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. The parties have engaged in extensive discovery on these claims. As a result of mediation in March 2004, the parties agreed on a framework for mediation or arbitration in October 2004 on the issue of the plaintiffs’ attorney’s fees. If the attorney’s fee issue is resolved, the parties have established a framework to discuss resolution of the overtime compensation claimed by the plaintiffs. A status hearing is set before the court on November 5, 2004. No definitive settlement has been reached as of June 30, 2004.

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

During July 2003, the Physician Business entered into an agreement with a supplier to purchase a minimum of $39,500 of influenza vaccines during the second and third quarters of fiscal year 2005. Currently, the Company has obtained non-binding, customer orders for 100% of the committed influenza vaccine purchases. As of June 30, 2004, the Physician Business has not purchased any inventory from this supplier related to the fiscal year 2005 purchase commitment.

On September 2, 2003, the Elder Care Business entered into an exclusive distribution agreement with a strategic vendor. Under the agreement, the Elder Care Business is required to purchase a minimum of $7,000 of product by September 30, 2004. For each one-year period thereafter through September 2008, the purchases shall not be less than the sum of $7,000 plus 7.0% compounded annually. As of June 30, 2004, the Elder Care Business has purchased approximately $6,038 of inventory from this strategic vendor. Under the terms of the distribution agreement, the vendor agrees to repurchase any products purchased by the Elder Care Business but not sold for any reason within 150 days after the delivery date. In addition, the Elder Care Business has the right to terminate the distribution agreement for any reason and without cause by providing written notice to the vendor 180 days prior to the effective date of such termination. Such termination would relieve the Elder Care Business of the purchase commitment described above.

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

10.     DISCONTINUED OPEREATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability.

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $5,815 for transaction costs. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company provided certain reimbursable services to the Buyer for a period of one year. This agreement terminated during fiscal year 2004. The costs incurred related to providing services under the transition services agreement were included in general and administrative expenses and the reimbursement for these expenses were included in other income in the accompanying statements of operations. During the three months ended June 30, 2003, the Company recognized approximately $1,854 of other income related to the transition services agreement.

The results of operations of the Imaging Business and the estimated loss on disposal have been classified as “discontinued operations” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The estimated loss on disposal, which was subject to change based on the final Purchase Price adjustments, was finalized during the three months ended June 30, 2004. The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented.

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. Of this amount, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. Management’s estimated net asset adjustment of approximately $2,000 was recorded in prior periods. The pretax loss on disposal of discontinued operations recorded during the three months ended June 30, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821,  (ii) interest of $458, and (iii) legal and professional fees of $471. Accordingly, a cash payment of approximately $4,279 was made to the Buyer during the second quarter of fiscal year 2005.

The loss on disposal of discontinued operations for the three months ended June 30, 2004 is as follows:

Three Months Ended June 30, 2004
Pretax loss on disposal of
discontinued operations	$(2,750)
Benefit for income taxes	1,042

Loss on disposal of discontinued
operations	$(1,708)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of June 30, 2004, the related consolidated statements of operations and cash flows for the three-month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of April 2, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 7, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to the adoption of Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective November 21, 2002, and Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective March 29, 2003. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 2, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Jacksonville, Florida
August 5, 2004

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

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to continue benefiting from the increasing growth rate of the elderly American population. For example, the January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population which is in the greatest need of long-term care and elder care services. By the year 2040, this segment of the population is projected to more than triple to over 14 million. The segment of the population who is age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to continue to benefit from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices and home care providers. Furthermore, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. Currently, the estimated growth rate for the future of the physician and elder care markets is approximately 4.0% and 1.5%, respectively. As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States of America. As cited in The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary, National Health Statistics Group 2002 study, Trends and Indicators in the Changing Health Care Marketplace, total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product. Health care spending is projected to reach $2.6 trillion in 2010, or 16.8% of the estimated gross domestic product.

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

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment. All dollar amounts presented below are in thousands unless otherwise indicated.

	Three Months Ended
	June 30, 2004	June 30, 2003
Net Sales:
Physician Business	$216,705	$196,451
Elder Care Business	113,656	112,329

Total Company	$330,361	$308,780

Net Sales Per Billing Day: (a)
Physician Business	$3,495	$3,022
Elder Care Business	1,833	1,728

Total Company	$5,328	$4,750

Income from Operations:
Physician Business	$11,552	$7,210
Elder Care Business	4,333	4,156
Corporate Shared Services	(4,510)	(4,604)

Total Company	$11,375	$6,762

	Annualized
	June 30, 2004		June 30, 2003
Days Sales Outstanding:(b)
Physician Business	42.0		42.8
Elder Care Business	57.4		52.5

Days On Hand:(c)
Physician Business	41.9		40.5
Elder Care Business	30.3		29.3

Days in Accounts Payable:(d)
Physician Business	40.2		42.5
Elder Care Business	26.4		33.4

Cash Conversion Days:(e)
Physician Business	43.7		40.8
Elder Care Business	61.3		48.4

Inventory Turnover:(f)
Physician Business	8.6	x	8.9	x
Elder Care Business	11.9	x	12.3	x

(a)	Net sales per billing day are net sales divided by the number of selling days in the fiscal quarter. The three months ended June 30, 2004 and 2003 consisted of 62 and 65 days, respectively.

(b)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.

(c)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.

(d)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.

(e)	Cash conversion days is the sum of DSO and DOH, less DIP.

(f)	Inventory turnover is 360 divided by DOH.

THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

NET SALES

	For the Three Months Ended
(dollars in millions)	June 30, 2004	June 30, 2003	Increase	Percent Change

Physician Business	$216.7	$196.5	$20.2	10.3%
Elder Care Business	113.7	112.3	1.4	1.2%

Total Company	$330.4	$308.8	$21.6	7.0%

The comparability of net sales quarter over quarter is impacted by the number of selling days in each quarter. The three months ended June 30, 2004 and 2003 consist of 62 and 65 selling days, respectively. The following table summarizes same day sales results quarter over quarter:

	Net Sales Per Billing Day
(dollars in millions)	June 30, 2004	June 30, 2003	Percent Change

Physician Business	$3.5	$3.0	15.6%
Elder Care Business	1.8	1.7	6.1%

Total Company	$5.3	$4.7	12.2%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in pharmaceutical product sales of approximately $9.3 million, (ii) an increase in branded consumable product sales of approximately $7.5 million, (iii) an increase in equipment sales of approximately $2.8 million, and (iv) an increase in private label consumable product sales of approximately $1.4 million, offset by a decrease in immunoassay sales of approximately $1.0 million. Net sales continued to be positively impacted by revenue growth programs that were launched in June 2003 and that focus on consumable products, pharmaceutical products, and equipment. These programs include:

Advantage Club	A customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products.

Rx Extreme	A comprehensive program offering pharmaceutical, vaccine and general injectibles products to existing customers. The term “Extreme” symbolizes the Physician Business’ significant commitment to its sales force and customers to become the leading provider of these products.

Can-Do	An equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

The following table compares the product sales mix quarter over quarter:

	For the Three Months Ended
	June 30, 2004	June 30, 2003

Consumable products	66.1%	68.4%
Pharmaceutical products	16.2%	13.1%
Equipment and Immunoassay	17.7%	18.5%

Total	100.0%	100.0%

Consumable product sales and pharmaceutical product sales growth quarter over quarter was approximately 6.6% and 36.5%, respectively, or 11.8% and 43.1%, respectively, on a same day sales growth basis. Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program. Management expects the sales mix for the three and six months ended October 1, 2004 compared to the three and six months ended October 3, 2003 to be impacted by accelerating the shipment of influenza vaccine orders to its customers. Influenza vaccine orders for fiscal year 2004 were delivered to customers during the three months ended December 31, 2003.

Elder Care Business

The increase in net sales is primarily attributable to (i) an increase in sales to home care facilities of $1.7 million, (ii) an increase in ancillary billing service fees of $1.6 million as a result of an acquisition by the Company consummated during fiscal year 2004, (iii) an increase of sales to independent nursing home facilities of approximately $5.8 million, offset by a decrease in sales to corporate-owned facilities of approximately $8.1 million. The growth in net sales to independent nursing home facilities primarily resulted from new customers, acquisitions, increased penetration in existing customer facilities, and the introduction of new product lines. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities. Net sales during the three months ended June 30, 2004 decreased approximately $5.0 million as a result of the loss of Integrated Health Services, Inc., a national chain customer, during fiscal year 2004.

Net sales were to be impacted by the continued implementation of the following innovative Elder Care customer specific solution programs:

ANSWERS	Marketing programs that align improved business processes in the nursing home operations and purchasing, with more efficient distribution activities of the Elder Care Business. In addition to reducing distribution costs by
ANSWERS Housekeeping ANSWERS Home Medical Equipment	encouraging more efficient buying patterns, these programs provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices which improve patient care outcomes for the Elder Care customers.

Partners in Efficiency	A product program designed to reduce customers’ product procurement costs and increase operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.

Fast Accurate Supply Technology	An ordering, bar-code scanning, inventory management software that utilizes a Palm Pilot to track inventory on hand at the customer locations and facilitate the automated replenishment of medical supplies.

The following table compares the customer segment sales mix quarter over quarter:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Nursing home and assisted living facilities
Corporate accounts	48.6%	55.6%
Independent accounts	29.8%	24.4%

Subtotal	78.4%	80.0%
Home care	21.6%	20.0%

Total	100.0%	100.0%

During fiscal year 2004, management focused on growing independent and regional accounts to offset the impact of large, national chain customer divestitures. During fiscal year 2005, national nursing home chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, insurance costs, and litigation exposure.

During fiscal year 2004, the Elder Care Business focused on increasing sales to the home care market by establishing a dedicated sales force to service home care customers and introducing a new home care marketing program. As a result of the increased focus, the sales mix for fiscal year 2005 has changed based on a comparison to the same period during the prior year.

Net sales quarter over quarter were also positively impacted by business combinations consummated during fiscal years 2004. As a result of these business combinations, approximately $6.6 million of additional net sales were recognized during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

GROSS PROFIT

Gross profit for the three months ended June 30, 2004 totaled $95.8 million, an increase of $7.9 million, or 9.0%, from gross profit of $87.9 million for the three months ended June 30, 2003. Gross profit as a percentage of net sales increased 50 basis points to 29.0% during the three months ended June 30, 2004 from 28.5% during the three months ended June 30, 2003.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as an increase in vendor incentives and cash discounts earned of approximately $1.3 million. The growth in net sales combined with increased volume purchasing allowed the Physician Business to achieve higher vendor incentive targets compared to the prior period. Gross profit as a percentage of net sales decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins compared to consumable products. Gross profit as a percentage of net sales may continue to decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased primarily as a result of the replacement of revenues from lower margin national accounts with higher margin regional and independent accounts. In addition, gross profit margin has been positively impacted by providing ancillary billing services. Such services typically generate higher gross profit margins. Gross profit as a percentage of net sales may increase in future periods as a result of growth in ancillary billing services.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 30, 2004		June 30, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business(a)	$35.7	16.5%	$35.6	18.1%	$0.1
Elder Care Business(a)	20.7	18.3%	19.2	17.0%	1.5
Corporate Shared Services(b)	4.5	1.4%	4.6	1.5%	(0.1)

Total Company(b)	$60.9	18.4%	$59.4	19.2%	$1.5

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 160 basis points quarter over quarter. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver represents all costs associated with the transportation and delivery of products to customers. Cost to deliver as a percentage of net sales was 3.1% and 3.3% during the three months ended June 30, 2004 and 2003, respectively. This percentage decrease is a result of a decrease in freight costs due to negotiated lower freight rates and optimization of shipments between branches, offset by an increase in fuel costs. Management anticipates that rising fuel costs may continue to negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

There were relatively insignificant changes in the other various components of general and administrative expenses quarter over quarter . Bad debt expense increased approximately $0.4 million primarily as a result of the increased sales volume which was offset by a decrease in restructuring costs of approximately $0.4 million as a result of completing certain plans during fiscal year 2004.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 130 basis points quarter over quarter. Cost to deliver as a percentage of net sales was 4.1% and 4.3% during the three months ended June 30, 2004 and 2003, respectively. During fiscal year 2004, management’s focused on reducing the cost to deliver. This percentage decrease is primarily a result of a decrease in freight costs due to negotiated lower freight rates offset by an increase in fuel costs. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

There were general increases in the other various components of general and administrative expenses quarter over quarter . Such increases are primarily related to the acquisition of the ancillary billing company during fiscal year 2004, including (i) increased salary expense of approximately $0.7 million due to additional employees as a result of the business combinations completed during fiscal year 2004 and (ii) increased amortization of intangible assets of approximately $0.4 million as a result of the recent business combinations.

Corporate Shared Services

General and administrative expenses remained relatively constant quarter over quarter. In addition, general and administrative expenses as a percentage of consolidated net sales remained consistent quarter over quarter.

SELLING EXPENSES

	For the Three Months Ended
	June 30, 2004		June 30, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$19.2	8.9%	$18.4	9.4%	$0.8
Elder Care Business	4.2	3.7%	3.3	2.9%	0.9

Total Company	$23.4	7.1%	$21.7	7.0%	$1.7

Physician Business and Elder Care Business

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The Physician Business’ selling expenses as a percentage of net sales decreased 50 basis points due to an increased sales volume of pharmaceutical products, which generate lower gross profit margins. In addition, the decrease is attributable to leveraging the net sales growth across fixed selling expenses. The Elder Care Business’ selling expenses as a percentage of net sales increased 80 basis points due to the addition of higher margin business, the addition of sales representatives primarily in the home care market and corporate account executives, and selling expenses as a percentage of net sales is higher for the ancillary billing company that was acquired during fiscal year 2004.

INCOME FROM OPERATIONS

	For the Three Months Ended
	June 30, 2004		June 30, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$11.6	5.3%	$7.2	3.7%	$4.4
Elder Care Business	4.3	3.8%	4.2	3.7%	0.1
Corporate Shared Services	(4.5)	--	(4.6)	--	0.1

Total Company	$11.4	3.4%	$6.8	2.2%	$4.6

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2004 totaled $1.9 million, an increase of $0.8 million, or 74.3%, from interest expense of $1.1 million for the three months ended June 30, 2003.  Interest expense and related debt issuance costs attributable to the Company’s 2.25% convertible senior notes totaled approximately $1.1 million during the three months ended June 30, 2004. In addition, the Company maintained $35 million of its revolving credit facility under an interest rate swap arrangement at a fixed rate of 4.195% (consisting of an interest rate swap of 2.195% and a fixed credit spread of 2.0%) which resulted in $0.5 million of interest expense. The remaining interest expense of $0.3 million is attributable to amortization of the debt issuance costs and interest payments on short term working capital borrowings under the revolving credit agreement. During the three months ended June 30, 2003, the Company’s debt structure comprised of variable rate borrowings under its revolving credit agreement. During this period, the Company incurred approx $0.9 million of interest expense due to average outstanding borrowings of $82.7 million at a weighted average interest rate of 4.0% and an additional $0.2 million of interest expense related to the amortization of debt issuance costs.

OTHER INCOME

Other income for the three months ended June 30, 2004 totaled $0.3 million, a decrease of $1.8 million from other income of $2.1 million for the three months ended June 30, 2003. The decrease is primarily related to the $1.9 million of other income that was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $4.0 million for the three months ended June 30, 2004, an increase of $0.9 million from the provision for income taxes of $3.1 million for the three months ended June 30, 2003. The effective income tax rate was approximately 40.1% and 39.9% for the three months ended June 30, 2004 and 2003, respectively. The increase in the effective rate is primarily attributable to an increase in unfavorable permanent adjustments offset by an increase in the projected annual income from continuing operations before provision for income taxes. The change in the permanent adjustments primarily relates to an increase in nondeductible amortization of intangible assets and the decrease in the value of cash surrender value of life insurance policies.

During fiscal year 2002, the Internal Revenue Service (“IRS”) notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report related to the fiscal years ended March 31, 2000 and March 30, 2001. The Company appealed certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

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

During fiscal year 2002, the Company sold the International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007. Therefore, a valuation allowance was recorded. However, based on recent Tax Court rulings, the Company subsequently filed a refund claim during the three months ended December 31, 2003 with the IRS to report an ordinary worthless stock deduction on the sale of the International Business. The filing reflects a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The IRS formally denied this claim as part of the audit of the fiscal years ended March 31, 2000 and March 30, 2001; therefore, the valuation allowance related to this item remains unchanged at June 30, 2004. The claim has been combined with the formal protest to the results of the audit and has been received by the Appeals Office of the IRS. If the Company is successful in defending its claim filed with the IRS in Appeals, the valuation allowance would be reversed against the provision for income taxes, which would reduce the provision for income taxes by approximately $5.2 million during the period in which the final ruling is obtained.

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

During the three months ended June 30, 2004, the Company recorded a pretax loss on disposal of discontinued operations of approximately $2.7 million, which primarily related to the final arbitration settlement on the disputed net asset calculation between the Company and the buyer of the Imaging Business. The initial claim was for a purchase price adjustment of $32.3 million, based on an accounting of the net assets of the business as of the closing date, and was later reduced to $28.2 million. The loss on disposal of discontinued operations recorded during the three months ended June 30, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1.8 million, (ii) interest of $0.4 million, and (iii) legal and professional fees of $0.5 million, offset by a benefit for income taxes of $1.0 million.

The Company recorded a deferred tax asset of approximately $58.1 million at June 30, 2004, which represented the tax effect of the actual loss generated as a result of the sale of the Imaging Business. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the Buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

NET INCOME

Net income for the three months ended June 30, 2004 totaled $4.2 million compared to net income of $4.7 million for the three months ended June 30, 2003. Net income for the three months ended June 30, 2004 included a charge of $1.7 million, net of the benefit for income taxes, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

	For the Three Months Ended
(dollars in thousands)	June 30, 2004	June 30, 2003

Cash Flow Information:
Net cash provided by operating activities	$13,412	$6,732
Net cash used in investing activities	(7,189)	(3,749)
Net cash used in financing activities	(2,039)	(6,021)

Net increase (decrease) in cash and cash
equivalents	$4,184	$(3,038)

	As of
(dollars in thousands)	June 30, 2004	April 2, 2004

Capital Structure:
Debt	$185,052	$185,000
Cash and cash equivalents	(63,112)	(58,928)

Net debt	121,940	126,072
Shareholders' equity	242,113	239,188

Total capital	$364,053	$365,260

Operational Working Capital:
Accounts receivable	$182,639	$188,421
Inventories	112,653	99,864
Accounts payable	(105,057)	(91,160)

	$190,235	$197,125

Discussion of Cash Flows From Operating, Investing, and Financing Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses, loss on the sale of property and equipment, and changes in operating working capital. During the three months ended June 30, 2004:

  Accounts receivable decreased by approximately $4.4 million primarily due to four fewer billing days in the three months ended June 30, 2004 compared to the three months ended April 2, 2004 and strong collection efforts.

  Inventories increased by approximately $12.8 million primarily to support pharmaceutical sales growth in the Physician Business, and further expansion into the durable medical equipment and homecare markets by the Elder Care Business.

  Accounts payable increased approximately $13.9 million, which generally corresponds to the overall change in inventory levels.

Overall, net cash provided by operating activities during the three months ended June 30, 2004 was impacted by an increase in overall operating profit and the decrease in operational working capital needs to support net sales growth.

Net cash used in investing activities was $7.2 million and $3.7 million during the three months ended June 30, 2004 and 2003, respectively. Net cash used in investing activities primarily increased quarter over quarter due to increased capital expenditures and an earn-out payment made for a business combination completed during fiscal year 2004. During the three months ended June 30, 2004 and 2003, capital expenditures totaled $4.7 million and $2.6 million, respectively, of which approximately $3.8 million and $1.5 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. During the three months ended June 30, 2004, the Company paid approximately $1.7 million to the prior owners of a company acquired during fiscal year 2004 in accordance with an earn-out provision included in the purchase agreement. During the three months ended June 30, 2004 and 2003, the cash proceeds from the sale of the Imaging Business were reduced by approximately $0.5 million and $1.0 million, respectively, for the payment of transaction costs. During the three months ended October 1, 2004, a payment of approximately $4.3 million will be made as a result of the final ruling from the arbitrator regarding the disputed net asset calculation.

Net cash used in financing activities was $2.0 million and $6.0 million during the three months ended June 30, 2004 and 2003, respectively. Net cash used in financing activities was primarily impacted by the stock repurchase programs approved by the Board of Directors offset by the proceeds received from employees exercising stock options. The Company paid $3.0 million during the three months ended June 30, 2004 to repurchase approximately 0.3 million shares of the Company’s common stock at an average price of $10.74 per common share and paid $5.6 million during the three months ended June 30, 2003 to repurchase approximately 1.0 million shares of common stock at an average price of $5.92 per common share. During the three months ended June 30, 2004, proceeds from the exercise of stock options were approximately $0.9 million.

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

At June 30, 2004, the Company maintained a $200 million revolving line of credit. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and, upon satisfaction of certain requirements, inventory. At June 30, 2004, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $159.5 million of the $200.0 million revolving line of credit.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by (i) maintaining appropriate levels of liquidity under its revolving line of credit and (ii) using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of June 30, 2004, the Company has not entered into any material working capital commitments, other than those that are disclosed in the future minimum obligation table below, that require funding.

2.25% Convertible Senior Notes

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

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

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2006. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization ( the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended June 30, 2004 and June 30, 2003 was 4.22% and 4.00%, respectively.  Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, and acquisitions, and to issue letters of credit.

From time to time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement dated May 20, 2003 has been amended as follows:

  The First Amendment dated June 24, 2003 primarily finalized the syndication of the Credit Agreement to the Lenders.

  The Second Amendment dated December 16, 2003 primarily increased the maximum borrowings under the Credit Agreement from $150 million to $200 million. In addition, this amendment redefined the applicable margin applied to the Bank's prime rate or LIBOR.

  The Third Amendment dated March 1, 2004 obtained the Lenders' approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company's common stock, including any repurchases made subsequent to May 20, 2003. In addition, this amendment locked the interest rate on the Credit Agreement at the Bank's prime rate or at LIBOR plus 2.00% for the period of one year, concurrent with the Company's fiscal year 2005.

  The Fourth Amendment dated June 1, 2004 obtained the Lenders' approval to increase the aggregate amount of permitted stock repurchases from $42.0 million to $55.0 million, which includes any stock repurchases made subsequent to May 20, 2003.

During the three months ended June 30, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets.

The swap carries a notional principal amount of $35.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At June 30, 2004 and April 2, 2004, the unrealized gain (loss), net of income tax benefit, for the estimated fair value of the swap agreement, which is recorded in accumulated other comprehensive income (loss) in the accompanying balance sheet, was immaterial.

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

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares. These repurchases depend upon market conditions and other factors and are to be made in the open market, in privately negotiated transactions, or otherwise. During the three months ended June 30, 2004, the Company repurchased approximately 0.3 million shares of common stock under this program at an average price of $10.74 per common share.

Previously, the Company’s Board of Directors approved a stock repurchase program on December 17, 2002, authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.4 million common shares. During the three months ended June 30, 2003, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $5.92 per common share. This authorized stock repurchase program was terminated on February 26, 2004, when the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. During the three months ended April 2, 2004, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.79 per common share, which completed the then outstanding stock repurchase programs.

Liquidity and Capital Resource Outlook

Based on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors, the Company may seek to retire its outstanding equity through cash purchases and/or reduce its debt. The Company may also seek to issue additional debt or equity to meet its future liquidity requirements. Such transactions may occur in the open market, privately negotiated transactions, or otherwise. The amounts involved may be material.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition agreements. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2005 (remaining 9 months)	2006	2007	2008	2009	Thereafter	Total

Revolving line of credit(a)	$35,052	$--	$--	$--	$--	$--	$35,052
2.25% convertible senior notes	3,375	3,375	3,375	3,375	3,375	200,625	217,500
Operating leases:
Operating	14,013	14,539	9,955	7,173	4,653	12,836	63,169
Restructuring	408	243	19	--	--	--	670
Noncompetition agreements	267	36	36	28	28	86	481
Purchase commitments(b), (c), (d)	44,297	7,868	8,350	8,875	4,588	--	73,978

Total	$97,412	$26,061	$21,735	$19,451	$12,644	$213,547	$390,850

(a)	The revolving line of credit is classified as a current liability in accordance with Emergency Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until March 31, 2006. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until fiscal year 2006.

(b)	The purchase commitments primarily relate to an exclusive distribution agreement entered into by the Elder Care Business, whereby a minimum purchase of $7.0 million of product by September 30, 2004 is required. For each one year period thereafter through September 2008, the purchases shall not be less than the sum of $7.0 million plus 7.0% compounded annually. Under the terms of the distribution agreement, the vendor agrees to repurchase any products purchased by the Elder Care Business but not sold for any reason within 150 days after the delivery date. In addition, the Elder Care Business has the right to terminate the distribution agreement for any reason and without cause by providing written notice to the vendor 180 days prior to the effective date of such termination. Such termination would relieve the Elder Care Business of the purchase commitment described above.

(c)	The purchase commitments for fiscal year 2005 include an agreement entered into by the Physician Business, whereby a minimum purchase of approximately $39.5 million of influenza vaccines is required.

(d)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of June 30, 2004, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in the Annual Report on Form 10-K for the fiscal year ended April 2, 2004 filed on June 14, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Background and Basis of Presentation, for a discussion of recent accounting pronouncements and their impact on the Company’s financial condition and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company, including its consolidated subsidiaries, as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Changes in internal controls. There has been no significant change in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the fiscal quarter ended April 2, 2004, the following change in the Company’s internal control over financial reporting was identified, which materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting:

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 9, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on April 2, 2004.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 3-April 30	--	--	--	--
May 1-May 31	--	--	--	--
June 1-June 30	279,600	$ 10.74	279,600	2,968,300

Total first quarter	279,600	$ 10.74	279,600	2,968,300

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company's subsidiaries therein named, the Lenders party to the amendment, and the Bank of America, N.A., as agent for the Lenders

15	Awareness Letter from KPMG LLP
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(b)     Reports on Form 8-K:

        The following current reports on Form 8-K were filed or furnished during the three months ended June 30, 2004:

Date of Report	Item Reported
April 28, 2004	Item 9. Furnished to announce an online Web simulcast of the Company’s Investor Day meeting to be held on Thursday, April 29, 2004.
Item 12. Furnished to announce the Company’s preliminary financial results for the fiscal year ended April 2, 2004.

May 26, 2004	Item 12. Furnished to announce the Company's financial results for the quarter and fiscal year ended April 2, 2004.
June 8, 2004	Items 5 and 7. Filed to announce that the Board of Directors authorized management to repurchase up to 5% of the outstanding common stock of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 9, 2004.

PSS WORLD MEDICAL, INC.

By: /s/ David M. Bronson Name: David M. Bronson Title: Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer