Form 10-Q
period 2004-10-01
PSS WORLD MEDICAL INC
filed 2004-11-10
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

[X] Yes [ ] No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 8, 2004 was 64,386,069 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

OCTOBER 1, 2004

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time to time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended April 2, 2004, Reports on Form 8-K, and reports to shareholders. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

  the Company's intent to vigorously defend against the claims from the latex glove product liability litigation and the securities class action lawsuits, among others, which are described in Note 10, Commitments and Contingencies;

  management's belief that the ultimate outcome of the various litigation matters described in Note 10, Commitments and Contingencies, and various other litigation that have arisen in the normal course of business will not have a material adverse effect on the Company's business, financial condition or results of operations;

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

  management's belief that nursing home divestitures within the Elder Care Business may continue to impact fiscal year 2005 as large, national chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, insurance costs, and litigation exposure;

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

  management's expectation that the results of the Internal Revenue Service ("IRS") audit of the Federal income tax returns for fiscal years 2002 and 2003 will not have a material impact on our financial condition or consolidated results of operations;

  management's expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

  management's belief that we may, from time-to-time, seek to retire our outstanding debt or equity through cash purchases through open-market purchases, privately negotiated transactions, or otherwise and such amounts involved may be material;

  the possibility that the Company may seek to issue additional debt or equity to meet its future liquidity requirements;

  management's expectation that the implementation of the JD Edwards distribution modules at the Elder Care Business distribution centers beginning in fiscal year 2005 and continuing into the first quarter of fiscal year 2006 will be successfully completed without disrupting the operations of the business;

  management's expectation that the sales mix for the three months and nine months ended December 31, 2004 will be impacted by the British Health authorities blockage of Chiron Corporation's influenza vaccine shipments; and

  management's belief that the proposed IRS settlement will result in a one-time reduction of provision for income taxes, increasing diluted earnings per share by approximately $0.07.

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

  the Company's level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;

  the potential interest and penalty exposure related to existing and future IRS audits;

  litigation and liability exposure for existing and potential claims;

  the Company's failure to execute its business plan and strategies for growth;

  the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations, including the proposed Emerging Issues Task Force Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share;

  the Company's failure to ensure the effectiveness of internal controls over financial reporting under the provisions of Sarbanes-Oxley and failure to receive an unqualified opinion with respect to these internal controls from our independent registered public accounting firm;

  the Company's failure to comply with Federal and State regulations pertaining to filing claims for health care reimbursement or changes in the interpretation of those requirements;

  the Company's inability to obtain certain medical supplies and pharmaceuticals due to vendor supply disruptions, including influenza vaccines;

  operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes; and

  the Company's failure to successfully integrate the operations of a long-term medical supply distributor, which was acquired on October 7, 2004.

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

PART I —FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2004 AND APRIL 2, 2004
(Dollars in Thousands, Except Share Data)

ASSETS
	October 1, 2004	April 2, 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$45,591	$58,928
Accounts receivable, net	197,423	188,421
Inventories	113,384	99,864
Employee advances	13	19
Deferred tax assets	33,301	40,796
Prepaid expenses and other	10,003	8,687

Total current assets	399,715	396,715

Property and equipment, net	73,362	69,591
Other Assets:
Goodwill	71,646	69,909
Intangibles, net	12,824	11,292
Deferred tax assets	6,181	6,533
Other	34,613	32,806

Total assets	$598,341	$586,846

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$105,608	$91,160
Revolving line of credit	25,000	35,000
Accrued expenses	33,610	33,253
Other	13,765	16,955

Total current liabilities	177,983	176,368

Convertible senior notes	150,000	150,000
Other noncurrent liabilities	25,225	21,290

Total liabilities	353,208	347,658

Commitments and contingencies (Notes 1, 7, 9 and 10)
Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 64,172,399 and
64,833,453 shares issued and outstanding at October 1, 2004 and April 2, 2004,
respectively	642	648
Additional paid-in capital	287,035	292,268
Accumulated deficit	(40,543)	(53,531)
Unearned compensation	(2,106)	(157)
Accumulated other comprehensive income (loss)	105	(40)

Total shareholders' equity	245,133	239,188

Total liabilities and shareholders' equity	$598,341	$586,846

The accompanying notes are an integral part of these consolidated statements

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 1, 2004 AND OCTOBER 3, 2003
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net sales	$364,267	$346,059	$694,627	$654,839
Cost of goods sold	258,945	247,986	493,530	468,882

Gross profit	105,322	98,073	201,097	185,957
General and administrative expenses	64,300	60,284	125,247	119,717
Selling expenses	24,625	24,054	48,079	45,743

Income from operations	16,397	13,735	27,771	20,497

Other (expense) income:
Interest expense	(1,817)	(1,346)	(3,759)	(2,460)
Interest and investment income	89	152	200	155
Other income (expense)	252	1,143	595	3,243

	(1,476)	(51)	(2,964)	938

Income from continuing operations before provision
for income taxes	14,921	13,684	24,807	21,435
Provision for income taxes	6,149	5,395	10,111	8,489

Income from continuing operations	8,772	8,289	14,696	12,946
Loss on disposal of discontinued operations (net
of benefit for income taxes of $--, $206,
$1,042, and $206, respectively)	0	(324)	(1,708)	(324)

Net income	$8,772	$7,965	$12,988	$12,622

Earnings (loss) per share - Basic:
Income from continuing operations	$0.14	$0.12	$0.23	$0.19
Loss on disposal of discontinued operations .	0.00	0.00	(0.03)	0.00

Net income	$0.14	$0.12	$0.20	$0.19

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.13	$0.12	$0.22	$0.19
Loss on disposal of discontinued operations .	0.00	0.00	(0.02)	0.00

Net income	$0.13	$0.12	$0.20	$0.19

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 1, 2004 AND OCTOBER 3, 2003
(UNAUDITED)
(Dollars in Thousands)

	For the Six Months Ended
	October 1, 2004	October 3, 2003
Operating Activities:
Net income	$12,988	$12,622
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Loss on disposal of discontinued operations	1,708	324
Depreciation	6,909	6,310
Amortization of intangible assets	1,771	1,100
Amortization of debt issuance costs	1,144	505
Provision for doubtful accounts	3,014	3,350
Provision for deferred income taxes	10,111	8,500
Provision for deferred compensation	537	426
Noncash compensation expense	192	(27)
Loss on sales of property and equipment	35	25
Changes in operating assets and liabilities:
Accounts receivable	(12,027)	(30,701)
Inventories	(13,520)	(15,548)
Prepaid expenses and other current assets	(1,252)	3,573
Other assets	(3,887)	(4,495)
Accounts payable	14,485	(2,367)
Accrued expenses and other liabilities	3,370	3,439

Net cash provided by (used in) operating activities	25,578	(12,964)

Investing Activities:
Payment for business combinations	(1,785)	(13,452)
Capital expenditures	(10,735)	(6,300)
Payment of transaction and settlement costs for sale of Imaging Business	(4,854)	(1,478)
Payments for non-competition agreements	(512)	(221)
Payments for non-solicitation agreements	(2,882)	--
Proceeds from sales of property and equipment	20	31

Net cash used in investing activities	(20,748)	(21,420)

Financing Activities:
Net proceeds (payments) from the revolving line of credit	(10,000)	28,949
Purchase of treasury shares	(9,918)	(5,643)
Proceeds from issuance of common stock	1,751	329
Proceeds from note receivable	--	1,190

Net cash (used in) provided by financing activities	(18,167)	24,825

Net decrease in cash and cash equivalents	(13,337)	(9,559)
Cash and cash equivalents, beginning of period	58,928	19,171

Cash and cash equivalents, end of period	$45,591	$9,612

Supplemental disclosures:
Cash paid for:
Interest	$2,707	$2,325
Income taxes, net	$580	$163

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.     BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 42 full-service distribution centers, which serve all 50 states throughout the United States of America (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 30 full-service distribution centers, 21 break-freight locations, and two redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. In addition, the Elder Care Business offers Medicare Part B billing services either on a fee for service or a full assignment basis, and provides products reimbursable under Medicare Part B. The Elder Care Business currently operates 12 full-service distribution centers, two break-freight locations, and one ancillary billing service center serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the U.S. Refer to Note 11, Discontinued Operations, for further discussion.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

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

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Number of selling days	65	67	127	132

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Non-solicitation Payments

Certain sales representatives employed by the Physician Business have executed employment agreements in exchange for a cash payment (“Non-solicitation Payments”). These employment agreements include non-solicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a one-year period subsequent to the date the sales representative ceases employment with the Company. The costs of these Non-solicitation Payments made to sales representatives are capitalized and amortized on a straight-line basis over their estimated useful life. The estimated useful life is the expected employment period of the sales representative plus one year for the non-solicitation period. If a sales representative terminated employment prior to the end of the estimated useful life of the agreement, the remaining net book value of the asset will be amortized over the one-year, non-solicitation period.

During the period the sales representatives remain employed with the Company, the non-solicitation intangible asset is evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets(“SFAS 144”). SFAS 144 requires the Company to test for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the non-solicitation covenants, (ii) a decline in sales generated by a sales representative below the amount that the non-solicitation was based upon, (iii) death, or (iv) full retirement by the sales representative. In the event that the carrying value of the assets are determined to be unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value.

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares. These repurchases depend upon market conditions and other factors and are to be made in the open market, in privately negotiated transactions, or otherwise. During the six months ended October 1, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. During the six months ended October 3, 2003, the Company repurchased approximately 1.0 million shares of common stock under a previously approved stock repurchase program at an average price of $5.92 per common share.

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (“EITF”) issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share computations, if dilutive, regardless if the contingency has been met. The effective date would be reporting periods ending on or after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes would be restated to conform to this consensus. The Company’s $150 million 2.25% convertible senior notes due 2024 have an embedded conversion feature that is contingent upon a market price trigger. The annual impact to the Company, as the consensus opinion is currently drafted, would be to increase the number of diluted shares outstanding by approximately 8.8 million shares and to increase earnings used in calculating diluted earnings per share by approximately $2.7 million (after tax) related to interest expense on the convertibles notes. Management is considering whether to elect to settle the principal amount of its convertible senior notes in cash, which would substantially reduce the potential earnings per share impact of the provisions of EITF 04-8.

2.     EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year adjusted for the potential dilutive effect of stock options using the treasury stock method and the conversion of the $150 million 2.25% convertible senior notes if the conditions that would permit conversion have been satisfied. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth basic and diluted earnings per share computational data for the three and six months ended October 1, 2004 and October 3, 2003 (share amounts in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Income from continuing operations	$8,772	$8,289	$14,696	$12,946
Loss on disposal of discontinued
operations (net of benefit for
income taxes of $--, $206, $1,042,
and $206)	0	(324)	(1,708)	(324)

Net income	$8,772	$7,965	$12,988	$12,622

Earnings (loss) per share - Basic:
Income from continuing operations	$0.14	$0.12	$0.23	$0.19
Loss on disposal of discontinued
operations	0.00	0.00	(0.03)	0.00

Net income	$0.14	$0.12	$0.20	$0.19

Earnings (loss) per share -
Diluted:(a):
Income from continuing operations	$0.13	$0.12	$0.22	$0.19
Loss on disposal of discontinued
operations	0.00	0.00	(0.02)	0.00

Net income	$0.13	$0.12	$0.20	$0.19

Weighted average shares outstanding:
Common shares	64,358	66,984	64,605	67,316
Assumed exercise of stock options (b)	897	736	1,036	525
Assumed vesting of restricted stock .	12	2	14	23

Diluted shares outstanding	65,267	67,722	65,655	67,864

(a)	The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the three and six months ended October 1, 2004, because none of the conditions that would permit conversion were satisfied during the period. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the notes become convertible, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, approximately 1.5 million shares would be included in the weighted average common shares outstanding used in computing diluted earnings per share at a contingent conversion price of $20.51.

(b)	The following table summarizes the options to purchase common stock that were outstanding and not included in the computation of diluted earnings per share for each of the periods presented because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

	For the Three Months Ended		For the Six Months Ended
(shares in millions)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003

Out-of-the money options outstanding	2.0	4.0	1.8	4.5

3.     COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the interest rate swap. The following table details the components of comprehensive income for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income	$8,772	$7,965	$12,988	$12,622
Other comprehensive income, net of tax :
Unrealized (loss) gain on interest rate swap	(144)	248	105	16

Comprehensive income	$8,628	$8,213	$13,093	$12,638

4.     STOCK-BASED COMPENSATION

The Company applies the intrinsic-value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock-based compensation plans. It is the Company's policy to only issue stock options with an exercise price greater than or equal to the current market price of the underlying stock. Accordingly, under APB Opinion No. 125, the Company does not record compensation expense at the time an employee stock option is issued. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The following table illustrates the effect on net income and earnings per share if the fair-value-based method of accounting prescribed by SFAS 123 had been applied to all outstanding and unvested awards in each period.

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income, as reported	$8,772	$7,965	$12,988	$12,622
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	66	--	78	--
Total stock-based employee compensation
expense determined under fair value based
method all awards, net of related tax effects	(705)	(733)	(1,328)	(1,280)

Pro forma net income	$8,133	$7,232	$11,738	$11,342

Earnings per share - Basic:
As reported	$0.14	$0.12	$0.20	$0.19
Pro forma	$0.13	$0.11	$0.18	$0.17
Earnings per share - Diluted:
As reported	$0.13	$0.12	$0.20	$0.19
Pro forma	$0.12	$0.11	$0.18	$0.17

5.     GOODWILL

The change in the carrying value of goodwill during the six months ended October 1, 2004 is as follows:

	Physician Business	Elder Care Business	Total
Balance as of April 2, 2004	$9,788	$60,121	$69,909
Acquisition earn-out payment	--	1,685	1,685
Purchase price allocation adjustments	--	52	52

Balance as of October 1, 2004	$9,788	$61,858	$71,646

The terms of one purchase agreement provided for additional consideration to be paid (earn-out payment) if the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined, exceeded a targeted level. During the six months ended October 1, 2004, the Elder Care Business paid $1,685 under this agreement and no further earn-out payments will be made.

6.     INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of
	October 1, 2004			April 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	'
Non-solicitation Payments:

Physician Business	$3,209	$(70)	$3,139	$327	$(10)	$317

Non-competition Agreements:
Physician Business	2,630	(1,800)	830	2,242	(1,643)	599
Elder Care Business	3,255	(1,980)	1,275	3,255	(1,440)	1,815
Corporate Shared Services	417	(243)	174	417	(174)	243

	6,302	(4,023)	2,279	5,914	(3,257)	2,657

Signing Bonuses:
Physician Business	1,972	(904)	1,068	2,076	(729)	1,347
Elder Care Business	--	--	--	50	(24)	26

	1,972	(904)	1,068	2,126	(753)	1,373

Other Intangibles:
Physician Business	2,463	(1,771)	692	2,463	(1,674)	789
Elder Care Business	6,929	(1,283)	5,646	6,929	(773)	6,156

	9,392	(3,054)	6,338	9,392	(2,447)	6,945

Total	$20,875	$(8,051)	$12,824	$17,759	$(6,467)	$11,292

Total amortization expense for intangible assets for the three months ended October 1, 2004 and October 3, 2003 was $934 and $599, respectively. Total amortization expense for intangible assets for the six months ended October 1, 2004 and October 3, 2003 was $1,771 and $1,100, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2005 (remaining 6 months)	$1,721
2006	2,771
2007	2,111
2008	1,636
2009	1,435
Thereafter	3,150

Total	$12,824

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	October 1, 2004	April 2, 2004

Non-solicitation Payments	11.0	11.0
Non-competition Agreements	5.2	5.2
Signing Bonuses	4.3	4.5
Other Intangibles	8.6	8.6

Total weighted-average period	7.5	7.0

Future minimum payments required under non-competition agreements at October 1, 2004 are as follows:

Fiscal Year:
2005 (remaining 6 months)	$245
2006	36
2007	35
2008	28
2009	28
Thereafter	58

Total	$430

7.     DEBT

Debt consists of the following:

	October 1, 2004	April 2, 2004
2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	25,000	35,000

	$175,000	$185,000

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

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2008. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization ( the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, and acquisitions, and to issue letters of credit. Although the Credit Agreement expires on March 31, 2008, the revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until fiscal year 2008.

As of October 1, 2004, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to approximately $171.6 million under the revolving line of credit and had outstanding borrowings of $25.0 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended October 1, 2004 and October 3, 2003, was 3.64% and 4.13%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended October 1, 2004 and October 3, 2003, was 3.83% and 4.07%, respectively.

From time to time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement originally dated May 20, 2003 has been amended as follows:

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
  The Fifth Amendment dated October 1, 2004 obtained the Lenders' approval to (i) extend the term of the agreement two years to March 31, 2008, (ii) increase the aggregate amount of permitted stock repurchases from $55.0 million to $80.0 million, which includes any stock repurchases made subsequent to May 20, 2003, (iii) increase the aggregate amount of permitted acquisitions from $50.0 million to $75.0 million, which includes any acquisitions made subsequent to May 20, 2003, (iv) sets the applicable margin level for Base Rate and LIBOR loans to -0.25% and 1.75%, respectively, for the period beginning October 1, 2004 and ending March 26, 2005.

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

On July 19, 2004, the Company elected to terminate $10 million of the $35 million (notional amount) interest rate swap that was originally transacted on May 15, 2003. Accordingly, during the three months ended October 1, 2004, the Company reclassified a gain of $61 from accumulated other comprehensive income (loss) to interest expense related to the portion of the swap that was terminated.

As of October 1, 2004, the swap carries a notional principal amount of $25.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At October 1, 2004 and April 2, 2004, the Company recorded an unrealized gain (loss), net of related tax effects, of $105 and ($40), respectively, for the estimated fair value of the swap agreement in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
NET SALES:
Physician Business	$237,370	$225,349	$454,075	$421,800
Elder Care Business	126,897	120,710	240,552	233,039

Total net sales	$364,267	$346,059	$694,627	$654,839

INCOME FROM OPERATIONS:
Physician Business	$14,578	$12,198	$26,129	$19,408
Elder Care Business	6,112	5,151	10,445	9,307
Corporate Shared Services	(4,293)	(3,614)	(8,803)	(8,218)

Total income from operations	$16,397	$13,735	$27,771	$20,497

DEPRECIATION:
Physician Business	$2,292	$2,337	$4,590	$4,705
Elder Care Business	355	382	767	750
Corporate Shared Services	780	439	1,552	855

Total depreciation	$3,427	$3,158	$6,909	$6,310

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$364	$317	$624	$599
Elder Care Business	535	247	1,077	432
Corporate Shared Services	35	35	70	69

Total amortization of intangible assets	$934	$599	$1,771	$1,100

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$457	$563	$991	$713
Elder Care Business	1,207	1,510	2,023	2,637

Total provision for doubtful accounts	$1,664	$2,073	$3,014	$3,350

INTEREST EXPENSE:
Physician Business	$950	$993	$1,900	$1,893
Elder Care Business	1,550	1,319	3,100	2,495
Corporate Shared Services	(683)	(966)	(1,241)	(1,928)

Total interest expense	$1,817	$1,346	$3,759	$2,460

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$5,802	$4,488	$10,120	$7,072
Elder Care Business	1,968	1,494	3,084	2,684
Corporate Shared Services	(1,621)	(587)	(3,093)	(1,267)

Total provision for income taxes	$6,149	$5,395	$10,111	$8,489

CAPITAL EXPENDITURES:
Physician Business	$626	$1,615	$871	$2,753
Elder Care Business	1,188	1,322	1,454	2,368
Corporate Shared Services	4,182	734	8,410	1,179

Total capital expenditures	$5,996	$3,671	$10,735	$6,300

	As of
	October 1, 2004	April 2, 2004
ASSETS:
Physician Business	$281,008	$265,594
Elder Care Business	208,967	202,825
Corporate Shared Services	108,366	118,427

Total assets	$598,341	$586,846

9.     PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions (“SFAS 141”);accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

Fiscal Year 2004

On September 4, 2003, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The aggregate purchase price was $13,639. The Company obtained independent valuations of certain intangible assets and the final allocation of the purchase price was finalized during the three months ended October 1, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$ 4,193
Inventory	1,739
Other current assets	730
Goodwill	5,698
Intangibles	4,600

Total assets acquired	16,960
Current liabilities	3,321

Net assets acquired	$13,639

Goodwill of $5,698 was assigned to the Elder Care Business and is expected to be nondeductible for tax purposes. Of the $4,600 of acquired intangible assets, $700 and $3,900 was assigned to non-competition agreements and customer relationships, respectively. The acquired intangible assets have a weighted-average useful life of approximately 6.2 years.

10.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company, through its Elder Care Business, its Physician Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. Most of the cases have been settled by the Company’s insurers, without expense to the Company. Currently, one case remains in the state court of New Hampshire. Defense costs are currently allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers are defending subject to a reservation of rights. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company.

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

The Company was named along with certain present and former directors and officers as a defendant in ten related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and October 3, 2000 and alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs alleged that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition and that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted the plaintiff’s motion for class certification in November 2002. The parties signed a settlement agreement pursuant to which the Company has agreed to pay $6.75 million for the benefit of the class members, of which $6.5 million was covered by the Company’s insurance policy. The settlement agreement has received court approval.

The Company has been named as a defendant in a suit brought by three former and certain present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division. The plaintiffs allege that the Company wrongfully classified its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders, and they seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. An additional 59 plaintiffs opted into the proceeding, bringing the total number of plaintiffs to 62. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. As a result of mediation in March 2004, the parties agreed on a framework for mediation or arbitration in October 2004 on the issue of the plaintiffs’ attorney’s fees. The attorney’s fee issue was resolved and the parties entered into negotiations for resolution of the plaintiffs’outstanding wage claims. The parties were able to reach agreement on the amount of wages to be paid to the plaintiffs. The $2.9 million settlement payment, which has been accrued by the Company, was approved by the Court on November 5, 2004, and the matter is concluded.

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one-fourth to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from three-fourths to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from three months to three years.

During July 2003, the Physician Business entered into a five year agreement with a supplier to purchase a minimum number of vials of influenza vaccines during the fiscal years 2004-2008. The pricing of the vials of the vaccine is established on December 1 of each year. The Company must notify the supplier of any reductions in the number of vials to be purchased by December 15. Due to the influenza vaccine shortfall during calendar year 2004, the Physician Business has been released from its purchase commitment for fiscal year 2005. The Physician Business is committed to purchase approximately $26,340, $32,925, and $39,510 of influenza vaccines during fiscal years 2006, 2007, and 2008, respectively. These obligations are contingent on the supplier's ability to deliver influenza vaccine during these periods and the amounts are calculated using calendar year 2004 pricing.

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of October 1, 2004, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007. Therefore, a valuation allowance was recorded. However, based on recent Tax Court rulings, the Company has filed a refund claim during the three months ended December 31, 2003 with the Internal Revenue Service (“IRS”) to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflects a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The examiners denied this claim as part of the audit of the federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001. The worthless stock deduction claim was combined with the formal protest to the results of the audit and was submitted to the Appeals Office of the IRS. During the three months ended October 1, 2004, the Appeals Office began reviewing the claim and a tentative, verbal settlement with the IRS has been reached. The impending settlement will be subject to approval from the Joint Committee. If a final settlement can be reached and the Joint Committee subsequently approves the settlement agreement, diluted earnings per share would be increased by approximately $0.07.

In June 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. The amendment provides for the acceleration of the vesting of any unvested stock options as of April 1, 2005. Under current accounting rules, the Company is required to recognize a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. The maximum stock-based compensation expense would be approximately $3.4 million if all holders benefited from this provision with respect to outstanding options. However, the Company has estimated this compensation expense to be approximately $0.1 million based on its historical option forfeiture rate, and has recorded $0.1 million of related compensation expense. Estimated compensation expense may be adjusted on a quarterly basis for actual experience and changes in management assumptions.

11.     DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses, which offer attractive opportunities for growth and profitability.

On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (the “Purchase Price”). The cash proceeds received during fiscal year 2003 were reduced by approximately $5,940 for transaction costs. In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement, pursuant to which the Company provided certain reimbursable services to the Buyer for a period of one year. This agreement terminated during fiscal year 2004. The costs incurred related to providing services under the transition services agreement were included in general and administrative expenses and the reimbursement for these expenses were included in other income in the accompanying statements of operations. During the three and six months ended October 3, 2003, the Company recognized approximately $895 and $2,750, respectively, of other income related to the transition services agreement.

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

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. Of this amount, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. Management’s estimated net asset adjustment of approximately $2,000 was recorded in prior periods. The pretax loss on disposal of discontinued operations recorded during the six months ended October 1, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471. Accordingly, a cash payment of approximately $4,279 was made to the Buyer during the second quarter of fiscal year 2005.

The loss on disposal of discontinued operations for the three and six months ended October 1, 2004 and October 3, 2003 is as follows:

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Pretax loss on disposal of discontinued
operations	$--	$(530)	$(2,750)	$(530)
Benefit for income taxes	--	206	1,042	206

Loss on disposal of discontinued
operations	$--	$(324)	$(1,708)	$(324)

12.     SUBSEQUENT EVENT

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The maximum aggregate purchase price is approximately $25,867, subject to certain adjustments as set forth in the Purchase Agreement, of which $19,800 was paid in cash at the closing. Pursuant to the terms of the Purchase Agreement, the remaining purchase price of up to $5,600 will be paid to the Seller by April 30, 2005 if minimum revenue thresholds are met and working capital balances as of the closing date are validated. In connection with the transaction, the Company will also pay approximately $1,100 for employee non-compete agreements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of October 1, 2004, the related consolidated statements of operations for the three-month and six- month periods ended October 1, 2004 and October 3, 2003, and the related statements of cash flows for six-month periods ended October 1, 2004 and October 3, 2003. These consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2004

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 42 full-service distribution centers, which serve all 50 states throughout the United States of America. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company may selectively make acquisitions to broaden its reach and leverage its infrastructure.

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

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home care and office administered pharmaceutical segments of the healthcare industry in the United States of America is approximately $43 billion. This market is comprised of medical products, medical equipment, and pharmaceutical products administered in an out-patient setting, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s primary focus is the $20 billion market for the distribution of medical products, medical equipment and office administered pharmaceutical products to physician offices, long-term care and assisted living facilities, and home healthcare providers and equipment dealers.

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

	For the Three Months Ended		For the Six Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net Sales:
Physician Business	$237,370	$225,349	$454,075	$421,800
Elder Care Business	126,897	120,710	240,552	233,039

Total	$364,267	$346,059	$694,627	$654,839

Net Sales Per Billing Day:(a)
Physician Business	$3,652	$3,363	$3,575	$3,196
Elder Care Business	1,952	1,802	1,894	1,765

Total	$5,604	$5,165	$5,469	$4,961

Income from Operations:
Physician Business	$14,578	$12,198	$26,129	$19,408
Elder Care Business	6,112	5,151	10,445	9,307
Corporate Shared Services	(4,293)	(3,614)	(8,803)	(8,218)

Total	$16,397	$13,735	$27,771	$20,497

	Annualized
	October 1, 2004		October 3, 2003
Days Sales Outstanding:(b)
Physician Business	43.3		42.6
Elder Care Business	59.4		53.0

Days On Hand:(c)
Physician Business	42.9		39.8
Elder Care Business	32.0		27.9

Days in Accounts Payable:(d)
Physician Business	40.6		40.8
Elder Care Business	25.2		30.7

Cash Conversion Days:(e)
Physician Business	45.6		41.6
Elder Care Business	66.2		50.2

Inventory Turnover:(f)
Physician Business	8.4	x	9.0	x
Elder Care Business	11.3	x	12.9	x

(a)	Net sales per billing day are net sales divided by the number of selling days in the fiscal period. The three months ended October 1, 2004 and October 3, 2003 consisted of 65 and 67 days, respectively. The six months ended October 1, 2004 and October 3, 2003 consisted of 127 and 132 days, respectively.

(b)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.

(c)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.

(d)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.

(e)	Cash conversion days is the sum of DSO and DOH, less DIP.

(f)	Inventory turnover is 360 divided by DOH.

THREE MONTHS ENDED OCTOBER 1, 2004 VERSUS THREE MONTHS ENDED OCTOBER 3, 2003

NET SALES

	For the Three Months Ended
(dollars in millions)	October 1, 2004	October 3, 2003	Increase	Percent Change

Physician Business	$237.3	$225.3	$12.0	5.3%
Elder Care Business	126.9	120.7	6.2	5.1%

Total	$364.2	$346.0	$18.2	5.3%

The comparability of net sales quarter over quarter is impacted by the number of selling days in each quarter. The three months ended October 1, 2004 and October 3, 2003 consisted of 65 and 67 selling days, respectively. The following table summarizes net sales per billing day results quarter over quarter:

	Net Sales Per Billing Day
(dollars in millions)	October 1, 2004	October 3, 2003	Percent Change

Physician Business	$3.6	$3.4	8.6%
Elder Care Business	2.0	1.8	8.4%

Total	$5.6	$5.2	8.5%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $6.4 million, (ii) an increase in pharmaceutical product sales of approximately $3.9 million, (iii) an increase in equipment sales of approximately $1.1 million, and (iv) an increase in private label consumable product sales of approximately $1.6 million, offset by a decrease in immunoassay sales of approximately $1.1 million. Pharmaceutical product sales during the three months ended October 1, 2004 were negatively impacted by the unavailability of the influenza vaccines. As a result, management’s original expectation of approximately $44.0 million of influenza vaccine sales will be negatively impacted, which impacts diluted earnings per share approximately $0.04. Excluding the impact of the influenza vaccines, net sales continued to be positively impacted by revenue growth programs that are discussed below. Influenza vaccine sales for the three months ended October 3, 2003 were approximately $5.4 million.

Net sales continued to be positively impacted by revenue growth programs that were launched in June 2003 and that focus on consumable products, pharmaceutical products, and equipment. These programs include:

  Advantage Club - A customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products.
  Rx Extreme - A comprehensive program offering pharmaceutical, vaccine and general injectibles products. The term "Extreme" symbolizes the Physician Business' significant commitment to its sales force and customers to become the leading provider of these products.
  Can-Do - An equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

The following table compares the product sales mix quarter over quarter:

	For the Three Months Ended
	October 1, 2004	October 3, 2003

Consumable products	64.9%	64.7%
Pharmaceutical products	17.2%	16.4%
Equipment and Immunoassay	17.9%	18.9%

Total	100.0%	100.0%

Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program. Pharmaceutical product sales were positively impacted during the three months ended October 1, 2004 as a result of expanding the Physician Business’ product offering. Management expects the sales mix for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 to continue to be impacted by the British Health authorities blockage of Chiron Corporation’s influenza vaccine shipments. The majority of influenza vaccine orders for fiscal year 2004 were delivered to customers during the nine months ended December 31, 2003.

Elder Care Business

The increase in net sales is primarily attributable to an increase of sales to skilled nursing home facilities of approximately $4.6 million, which includes a decrease in net sales to corporate-owned facilities of approximately $3.5 million , and an increase in sales to home care facilities of $1.6 million. Imbedded in the above change in sales to skilled nursing and home care facilities is an increase in ancillary billing service fees of $2.1 million as a result of an acquisition consummated during fiscal year 2004. The growth in net sales to skilled nursing home facilities primarily resulted from new customers, acquisitions, and increased penetration in existing customer facilities. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities. Net sales during the three months ended October 1, 2004 decreased approximately $5.0 million as a result of the loss of Integrated Health Services, Inc., a national chain customer, during fiscal year 2004.

Net sales were impacted by the continued implementation of the following innovative Elder Care customer specific solution programs:

  ANSWERS, ANSWERS Housekeeping, ANSWERS Home Medical Equipment- Marketing programs that align improved business processes in the nursing home operations and purchasing, with more efficient distribution activities of the Elder Care Business. In addition to reducing distribution costs by encouraging more efficient buying patterns, these programs provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices which improve patient care outcomes for the Elder Care customers.
  Partners in Efficiency- A product program designed to reduce customers' product procurement costs and increase operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.
  Fast Accurate Supply Technology- An ordering, bar-code scanning, inventory management software that utilizes a Palm Pilot to track inventory on hand at the customer locations and facilitate the automated replenishment of medical supplies.

The following table compares the customer segment sales mix quarter over quarter:

	For the Three Months Ended
	October 1, 2004	October 3, 2003

Nursing home and assisted living facilities
Corporate accounts	49.2%	53.8%
Independent accounts	29.2%	24.8%

Subtotal	78.4%	78.6%
Home care	21.6%	21.4%

Total	100.0%	100.0%

The sales mix comparison quarter over quarter has been impacted by management’s increased focus during fiscal years 2004 and 2005 on growing independent and regional accounts to offset the impact of large, national chain customer divestitures and on increasing sales to the home care market. During fiscal year 2005, national nursing home chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, insurance costs, and litigation exposure. During fiscal year 2004, a dedicated sales force to service home care customers was established and a new home care marketing program was introduced.

Net sales quarter over quarter were also positively impacted by business combinations consummated during fiscal year 2004. As a result of these business combinations, approximately $6.6 million of additional net sales were recognized during the three months ended October 1, 2004 compared to the three months ended October 3, 2003.

GROSS PROFIT

Gross profit for the three months ended October 1, 2004 totaled $105.3 million, an increase of $7.2 million, or 7.4%, from gross profit of $98.1 million for the three months ended October 3, 2003. Gross profit as a percentage of net sales increased 60 basis points to 28.9% during the three months ended October 1, 2004 from 28.3% during the three months ended October 3, 2003.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as increased profitability generated by procurement-to-pay process improvements. The Company believes its strategy of centralizing the procurement and disbursements functions has resulted, and will continue to result, in efficiencies and savings that will increase gross profit. Gross profit as a percentage of net sales decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins compared to consumable products. Gross profit as a percentage of net sales may continue to decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased primarily as a result of the replacement of revenues from lower margin national accounts with higher margin regional and independent accounts. In addition, providing ancillary billing services has positively impacted gross profit margin. Such services typically generate higher gross profit margins. Gross profit as a percentage of net sales may increase in future periods as a result of net sales growth in ancillary billing services.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	October 1, 2004		October 3, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$37.2	15.7%	$36.5	16.2%	$0.7
Elder Care Business(a)	22.8	18.0%	20.2	16.8%	2.6
Corporate Shared Services(b)	4.3	1.2%	3.6	1.0%	0.7

Total(b)	$64.3	17.7%	$60.3	17.4%	$4.0

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 50 basis points quarter over quarter. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver represents all costs associated with the transportation and delivery of products to customers. Cost to deliver as a percentage of net sales was 2.9% and 3.0% during the three months ended October 1, 2004 and October 3, 2003, respectively. This percentage decrease is a result of a decrease in freight costs due to negotiated lower freight rates, route optimization of the Company’s fleet, and optimization of shipments between branches, offset by an increase in fuel costs. Management anticipates that rising fuel costs may continue to negatively impact cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

There were relatively insignificant changes in the other components of general and administrative expenses quarter over quarter. However, incentive compensation increased approximately $0.9 million as a result of improved profitability.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 120 basis points quarter over quarter. Cost to deliver as a percentage of net sales was 4.3% and 4.1% during the three months ended October 1, 2004 and October 3, 2003, respectively. During fiscal year 2004, management implemented various process improvements to reduce the cost to deliver. However, increases in freight costs and rising fuel costs have offset the benefits of these process improvement programs. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

There were relatively insignificant changes in the other components of general and administrative expenses quarter over quarter. Such changes are primarily related to the acquisition of the ancillary billing company during fiscal year 2004, including (i) increased salary expense of approximately $0.9 million due to additional employees as a result of the business combinations completed during fiscal year 2004 and (ii) increased amortization of intangible assets of approximately $0.3 million as a result of these business combinations.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) the $1.4 million reversal of an operating tax charge reserve during the three months ended October 3, 2003, (ii) an increase in incentive compensation of approximately $0.8 million which primarily related to improved profitability and the adoption of the Shareholder Value Plan during fiscal year 2003, (iii) an increase in professional fees of approximately $0.4 million primarily related to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, offset by (iv) a decrease in medical insurance costs of approximately $0.9 million primarily related to improved medical claim experience compared to the prior quarter, (v) a decrease in legal and professional fees of approximately $0.7 million, (vi) a decrease in the cost of the private data network of approximately $0.4 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission, and (vii) a decrease in business insurance expense of approximately $0.3 million due to general rate decreases.

SELLING EXPENSES

	For the Three Months Ended
	October 1, 2004		October 3, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$20.2	8.5%	$20.1	8.9%	$0.1
Elder Care Business	4.4	3.4%	3.9	3.3%	0.5

Total	$24.6	6.8%	$24.0	7.0%	$0.6

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased 40 basis points due to an increased sales volume of pharmaceutical products, which generate lower gross profit margins. In addition, the decrease is attributable to leveraging the net sales growth across certain fixed selling expenses.

Elder Care Business

Selling expenses as a percentage of net sales increased 10 basis points due to (i) the addition of higher margin business that pays higher commission rates, (ii) the addition of corporate account executives and sales representatives primarily in the home care market, and (iii) the increased selling expenses associated with the ancillary billing company that was acquired during fiscal year 2004.

INCOME FROM OPERATIONS

	For the Three Months Ended
	October 1, 2004		October 3, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$14.6	6.1%	$12.2	5.4%	$2.4
Elder Care Business	6.1	4.8%	5.1	4.3%	1.0
Corporate Shared Services	(4.3)	--	(3.6)	--	(0.7)

Total Company	$16.4	4.5%	$13.7	4.0%	$2.7

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended October 1, 2004 totaled $1.8 million, an increase of $0.5 million, or 35.0%, from interest expense of $1.3 million for the three months ended October 3, 2003. During the three months ended October 1, 2004, approximately $1.2 million was attributable to interest expense and debt issuance costs related to the Company’s 2.25% convertible senior notes. In addition, the Company maintained a portion of its revolving credit facility under an interest rate swap arrangement at a fixed rate of 4.195% (consisting of an interest rate swap of 2.195% and a fixed credit spread of 2.0%), which resulted in approximately $0.3 million of interest expense. The notional value of the swap declined during the period from $35 million to $25 million due to the Company’s election to terminate $10 million of the swap during the period. The remaining interest expense of $0.3 million is attributable to amortization of the debt issuance costs, fees on the unused portion of the line of credit, and interest payments on short-term working capital borrowings under the revolving credit agreement. During the three months ended October 3, 2003, the Company’s debt structure consisted of variable rate borrowings under its revolving credit agreement. During this period, the Company incurred approximately $1.0 million of interest expense due to average outstanding borrowings of $99.9 million at a weighted average interest rate of 4.13% and an additional $0.3 million of interest expense related to the amortization of debt issuance costs.

OTHER INCOME

Other income for the three months ended October 1, 2004 totaled $0.3 million, a decrease of $0.8 million from other income of $1.1 million for the three months ended October 3, 2003. The decrease is primarily related to the $0.9 million of other income that was recorded during the three months ended October 3, 2003 as a result of the transition services agreement associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $6.1 million for the three months ended October 1, 2004, an increase of $0.7 million from the provision for income taxes of $5.4 million for the three months ended October 3, 2003. The effective income tax rate was approximately 41.2% and 39.4% for the three months ended October 1, 2004 and October 3, 2003, respectively. The increase in the effective rate is primarily attributable to an increase in unfavorable permanent adjustments offset by an increase in the projected annual income from continuing operations before provision for income taxes. The change in the permanent adjustments primarily relates to an increase in nondeductible amortization of intangible assets recorded as a result of the Company’s recent stock acquisitions and a decrease in the value of cash surrender value of company-owned life insurance policies.

During the three months ended December 31, 2003, the Internal Revenue Service (“IRS”) began fieldwork on the audit of the federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. Management anticipates fieldwork for these tax years to be completed during the third quarter of fiscal year 2005. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

During fiscal year 2002, the IRS notified the Company that the federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report related to the fiscal years ended March 31, 2000 and March 30, 2001. The Company appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS.

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007. Therefore, a valuation allowance was recorded. Based on recent Tax Court rulings, the Company filed a refund claim with the IRS during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The filing reflects a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The IRS denied this claim as part of the audit of the federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001.

The worthless stock deduction claim has been reviewed by the Appeals Office of the IRS. During the six months ended October 1, 2004, a tentative settlement with the IRS was reached. Management currently estimates this proposed settlement will result in a one-time reduction of provision for income taxes, increasing diluted earnings per share by approximately $0.07.

NET INCOME

Net income for the three months ended October 1, 2004 totaled $8.8 million compared to net income of $8.0 million for the three months ended October 3, 2003. Variances are due to the factors discussed above.

SIX MONTHS ENDED OCTOBER 1, 2004 VERSUS SIX MONTHS ENDED OCTOBER 3, 2003

NET SALES

	For the Six Months Ended
(dollars in millions)	October 1, 2004	October 3, 2003	Increase	Percent Change

Physician Business	$454.1	$421.8	$32.3	7.7%
Elder Care Business	240.5	233.0	7.5	3.2%

Total	$694.6	$654.8	$39.8	6.1%

The comparability of net sales period over period is impacted by the number of selling days in each quarter. The six months ended October 1, 2004 and October 3, 2003 consisted of 127 and 132 selling days, respectively. The following table summarizes net sales per billing day period over period:

	Net Sales Per Billing Day
(dollars in millions)	October 1, 2004	October 3, 2003	Percent Change

Physician Business	$3.6	$3.2	11.9%
Elder Care Business	1.9	1.8	7.3%

Total	$5.5	$5.0	10.3%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $13.9 million, (ii) an increase in pharmaceutical product sales of approximately $13.2 million, (iii) an increase in equipment sales of approximately $3.8 million, and (iv) an increase in private label consumable product sales of approximately $3.1 million, offset by a decrease in immunoassay sales of approximately $2.0 million. Pharmaceutical product sales during the six months ended October 1, 2004 were negatively impacted by the unavailability of the influenza vaccines. As a result, management’s original expectation of approximately $44.0 million of influenza vaccine sales will be negatively impacted, which impacts diluted earnings per share approximately $0.04. Influenza vaccine sales for the six months ended October 3, 2003 were approximately $5.4 million. Excluding the impact of the influenza vaccines, net sales continued to be positively impacted by revenue growth programs that are discussed above.

The following table compares the product sales mix period over period:

	For the Six Months Ended
	October 1, 2004	October 3, 2003

Consumable products	65.5%	66.4%
Pharmaceutical products	16.7%	14.9%
Equipment and Immunoassay	17.8%	18.7%

Total	100.0%	100.0%

As discussed above, over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program. Pharmaceutical product sales were positively impacted during the six months ended October 1, 2004 as a result of expanding the Physician Business’ product offering. Management expects the sales mix for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 to continue to be impacted by the British Health authorities blockage of Chiron Corporation’s influenza vaccine shipments. The majority of influenza vaccine orders for fiscal year 2004 were delivered to customers during the nine months ended December 31, 2003.

Elder Care Business

The increase in net sales is primarily attributable to an increase of sales to skilled nursing home facilities of approximately $3.7 million, which includes a decrease in net sales to corporate-owned facilities of approximately $9.6 million , and an increase in sales to home care facilities of $3.8 million. Imbedded in the above change in sales to skilled nursing and home care facilities is an increase in ancillary billing service fees of $3.7 million as a result of an acquisition consummated during fiscal year 2004. The growth in net sales to skilled nursing home facilities primarily resulted from new customers, acquisitions, increased penetration in existing customer facilities, and the introduction of new product lines. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities. Net sales during the six months ended October 1, 2004 decreased approximately $10.0 million as a result of the loss of Integrated Health Services, Inc., a national chain customer, during fiscal year 2004.

Net sales were impacted by the continued implementation of the innovative Elder Care customer specific solution programs discussed above.

The following table compares the customer segment sales mix period over period:

	For the Six Months Ended
	October 1, 2004	October 3, 2003

Nursing home and assisted living
facilities:
Corporate accounts	49.0%	54.7%
Independent accounts	29.4%	24.6%

Subtotal	78.4%	79.3%
Home care	21.6%	20.7%

Total	100.0%	100.0%

The sales mix comparison period over period has been impacted by management’s increased focus during fiscal years 2004 and 2005 on growing independent and regional accounts to offset the impact of large, national chain customer divestitures and on increasing sales to the home care market.

Net sales period over period were also positively impacted by business combinations consummated during fiscal year 2004. As a result of these business combinations, approximately $13.2 million of additional net sales were recognized during the six months ended October 1, 2004 compared to the six months ended October 3, 2003.

GROSS PROFIT

Gross profit for the six months ended October 1, 2004 totaled $201.1 million, an increase of $15.1 million, or 8.1%, from gross profit of $186.0 million for the six months ended October 3, 2003. Gross profit as a percentage of net sales increased 60 basis points to 29.0% during the six months ended October 1, 2004 from 28.4% during the six months ended October 3, 2003.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as increased profitability generated by procurement-to-pay process improvements. The Company believes its strategy of centralizing the procurement and disbursements functions has resulted, and will continue to result, in efficiencies and savings that will increase gross profit. Gross profit as a percentage of net sales decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins compared to consumable products. Gross profit as a percentage of net sales may continue to decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased primarily as a result of the replacement of revenues from lower margin national accounts with higher margin regional and independent accounts. In addition, providing ancillary billing services has positively impacted gross profit margin. Such services typically generate higher gross profit margins. Gross profit as a percentage of net sales may increase in future periods as a result of net sales growth in ancillary billing services.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Six Months Ended
	October 1, 2004		October 3, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$72.9	16.0%	$72.1	17.1%	$0.8
Elder Care Business(a)	43.5	18.1%	39.4	16.9%	4.1
Corporate Shared Services(b)	8.8	1.3%	8.2	1.3%	0.6

Total(b)	$125.2	18.0%	$119.7	18.3%	$5.5

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 110 basis points period over period. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver as a percentage of net sales was 3.0% and 3.2% during the six months ended October 1, 2004 and October 3, 2003, respectively. This percentage decrease is a result of a decrease in freight costs due to negotiated lower freight rates, route optimization of the Company’s fleet, and optimization of shipments between branches, offset by an increase in fuel costs.

There were relatively insignificant changes in the other components of general and administrative expenses period over period. However, incentive compensation increased approximately $0.7 million as a result of improved profitability.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 120 basis points period over period. Cost to deliver as a percentage of net sales was 4.2% during the six months ended October 1, 2004 and October 3, 2003. During fiscal year 2004, management focused on reducing the cost to deliver which resulted in a decrease in freight costs due to negotiated lower freight rates, but this decrease was offset by an increase in fuel costs. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2005.

There were relatively insignificant changes in the other components of general and administrative expenses period over period. Such changes are primarily related to the acquisition of the ancillary billing company during fiscal year 2004, including (i) increased salary expense of approximately $1.5 million due to additional employees as a result of the business combinations completed during fiscal year 2004 and (ii) increased amortization of intangible assets of approximately $0.6 million as a result of these business combinations.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) the $1.4 million reversal of the operating tax charge reserve during the three months ended October 3, 2003, (ii) an increase in incentive compensation of approximately $1.2 million which primarily related to improved profitability and the adoption of the Shareholder Value Plan during fiscal year 2003, (iii) an increase in depreciation expense of approximately $0.7 million related to the implementation of new enterprise resource planning (“ERP”) systems, (iv) an increase in professional fees of approximately $0.8 million primarily related to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, offset by (v) a decrease in medical insurance costs of approximately $1.1 million primarily related to improved medical claim experience compared to the prior period, (vi) a decrease in the cost of the private data network of approximately $0.7 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission, (vii) a decrease in legal and professional fees of approximately $0.5 million, and (viii) a decrease in business insurance expense of approximately $0.3 million due to general rate decreases.

SELLING EXPENSES

	For the Six Months Ended
	October 1, 2004		October 3, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$39.5	8.7%	$38.4	9.1%	$1.1
Elder Care Business	8.6	3.6%	7.3	3.1%	1.3

Total Company	$48.1	6.9%	$45.7	7.0%	$2.4

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased 40 basis points due to an increased sales volume of pharmaceutical products, which generate lower gross profit margins. In addition, the decrease is attributable to leveraging the net sales growth across certain fixed selling expenses.

Elder Care Business

Selling expenses as a percentage of net sales increased 50 basis points due to (i) the addition of higher margin business that pays higher commission rates, (ii) the addition of corporate account executives and sales representatives primarily in the home care market, and (iii) the increased selling expenses associated with the ancillary billing company that was acquired during fiscal year 2004.

INCOME FROM OPERATIONS

	For the Six Months Ended
	October 1, 2004		October 3, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$26.1	5.8%	$19.4	4.6%	$6.7
Elder Care Business	10.5	4.3%	9.3	4.0%	1.2
Corporate Shared Services	(8.8)	--	(8.2)	--	(0.6)

Total Company	$27.8	4.0%	$20.5	3.1%	$7.3

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the six months ended October 1, 2004 totaled $3.8 million, an increase of $1.3 million, or 52.8%, from interest expense of $2.5 million for the six months ended October 3, 2003. During the six months ended October 1, 2004, approximately $2.3 million was attributable to interest expense and debt issuance costs related to the Company’s 2.25% convertible senior notes. In addition, the Company maintained a portion of its revolving credit facility under an interest rate swap arrangement at a fixed rate of 4.195% (consisting of an interest rate swap of 2.195% and a fixed credit spread of 2.0%), which resulted in $0.6 million of interest expense. During the six month period, the notional value of the swap declined from $35 million to $25 million due to the Company’s election to terminate $10 million of the swap in July 2004. The remaining interest expense of $0.9 million is attributable to amortization of the debt issuance costs, fees on the unused portion of the line of credit, and interest payments on short-term working capital borrowings under the revolving credit agreement. During the six months ended October 3, 2003, the Company’s debt structure consisted of variable rate borrowings under its revolving credit agreement. During this period, the Company incurred approximately $2.0 million of interest expense due to average outstanding borrowings of $91.4 million at a weighted average interest rate of 4.07% and an additional $0.5 million of interest expense related to the amortization of debt issuance costs.

OTHER INCOME

Other income for the six months ended October 1, 2004 totaled $0.6 million, a decrease of $2.6 million from other income of $3.2 million for the six months ended October 3, 2003. The decrease is primarily related to the $2.8 million of other income that was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $10.1 million for the six months ended October 1, 2004, an increase of $1.6 million from the provision for income taxes of $8.5 million for the six months ended October 3, 2003. The effective income tax rate was approximately 40.8% and 39.6% for the six months ended October 1, 2004 and October 3, 2003, respectively. The increase in the effective rate is primarily attributable to an increase in unfavorable permanent adjustments offset by an increase in the projected annual income from continuing operations before provision for income taxes. The change in the permanent adjustments primarily relates to an increase in nondeductible amortization of intangible assets recorded as a result of the Company’s recent stock acquisitions and the decrease in the value of cash surrender value of company-owned life insurance policies.

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

During the six months ended October 1, 2004, the Company recorded a pretax loss on disposal of discontinued operations of approximately $2.7 million, which primarily related to the final arbitration settlement on the disputed net asset calculation between the Company and the buyer of the Imaging Business. The initial claim was for a purchase price adjustment of $32.3 million, based on an accounting of the net assets of the business as of the closing date, and was later reduced to $28.2 million. The loss on disposal of discontinued operations recorded during the six months ended October 1, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1.8 million, (ii) interest of $0.4 million, and (iii) legal and professional fees of $0.5 million, offset by a benefit for income taxes of $1.0 million.

The Company recorded a deferred tax asset of approximately $58.1 million at October 1, 2004, which represented the tax effect of the actual loss generated as a result of the sale of the Imaging Business. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the Buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

NET INCOME

Net income for the six months ended October 1, 2004 totaled $13.0 million compared to net income of $12.6 million for the six months ended October 3, 2003. Net income for the six months ended October 1, 2004 and October 3, 2003 included a charge of $1.7 million and $0.3 million, net of the benefit for income taxes, respectively, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003

Cash Flow Information:
Net cash provided by (used in)
operating activities	$12,166	$(19,696)	$25,578	$(12,964)
Net cash used in investing
activities	(13,559)	(17,671)	(20,748)	(21,420)
Net cash (used in) provided by
financing activities	(16,128)	30,846	(18,167)	24,825

Net decrease in cash and cash
equivalents	$(17,521)	$(6,521)	$(13,337)	$(9,559)

	As of
(dollars in thousands)	October 1, 2004	April 2, 2004

Capital Structure:
Debt	$175,000	$185,000
Less: Cash and cash equivalents	(45,591)	(58,928)

Net debt	129,409	126,072
Shareholders' equity	245,133	239,188

Total capital	$374,542	$365,260

Operating Working Capital:
Accounts receivable	$197,423	$188,421
Inventories	113,384	99,864
Accounts payable	(105,608)	(91,160)

Total	$205,199	$197,125

Discussion of Cash Flows From Operating, Investing, and Financing Activities

The primary components of net cash provided by (used in) operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operating working capital. During the six months ended October 1, 2004, cash flows from operating activities reflects the Company's utilization of $9.8 million (tax-effected) of net operating loss carryforwards to offset current Federal and state tax liabilities. As of October 1, 2004, the Company has $23.8 million (tax-effected) of net operating loss carryforwards remaining and expects to utilize the remaining Federal net operating loss carryforwards, as well as a portion of the remaining state net operating loss carryforwards through fiscal 2006. In addition, during the six months ended October 1, 2004:

  Accounts receivable increased approximately $12.0 million. During the three months ended October 1, 2004, net sales per billing day grew to $5.6 million, or 5.6%, over net sales per billing day of $5.3 million for both the three months ended April 2, 2004, and June 30, 2004. Accordingly, the growth in accounts receivable was in-line with the growth in net sales per billing day.

  Inventories increased approximately $13.5 million to support pharmaceutical sales growth in the Physician Business, and further expansion into the durable medical equipment and homecare markets by the Elder Care Business.
  Accounts payable increased approximately $14.5 million, which generally corresponds to the overall change in inventory levels.

Overall, net cash provided by operating activities during the six months ended October 1, 2004 was impacted by an increase in overall operating profit and partially offset by operational working capital needs to support net sales growth.

The primary components of net cash provided by (used in) operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operating working capital. During the six months ended October 3, 2003, cash flows from operating activities reflects the Company’s utilization of $6.2 million (tax-effected) of net operating loss carryforwards to offset current Federal and state tax liabilities. In addition, during the six months ended October 3, 2003:

  Accounts receivable increased approximately $30.7 million as a result of the successful sales growth initiatives launched during the first quarter of fiscal year 2004 in the Physician and Elder Care Businesses.
  Inventories increased approximately $15.5 million primarily to support pharmaceutical sales growth in the Physician Business and as a result of expansion into the durable medical equipment and housekeeping markets by the Elder Care Business.
  Accounts payable decreased approximately $2.4 million as a result of the Company's acceleration of payments to selected vendors to take advantage of more favorable discount terms.

Net cash used in investing activities was $20.7 million and $21.4 million during the six months ended October 1, 2004 and October 3, 2003, respectively. During the six months ended October 1, 2004 and October 3, 2003, capital expenditures totaled $10.7 million and $6.3 million, respectively, of which approximately $7.7 million and $3.6 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $1.2 million and $1.3 million during fiscal years 2004 and 2003, respectively. During the six months ended October 1, 2004, the Company paid approximately $1.7 million to the prior owners of a company acquired during fiscal year 2004 in accordance with an earn-out provision included in the purchase agreement. During the six months ended October 3, 2003, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor for approximately $13.5 million. During the six months ended October 1, 2004 and October 3, 2003, the cash proceeds from the sale of the Imaging Business were reduced by approximately $4.9 million and $1.5 million, respectively, as a result of the final ruling from the arbitrator regarding the disputed net asset calculation and the payment of transaction costs. During the three months ended October 1, 2004, the Physician Business paid approximately $2.8 million to sales representatives for execution of non-solicitation agreements.

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The maximum aggregate purchase price is approximately $25,867, subject to certain adjustments as set forth in the Purchase Agreement, of which $19,800 was paid in cash at the closing. Pursuant to the terms of the Purchase Agreement, the remaining purchase price of up to $5,600 will be paid to the Seller by April 30, 2005 if minimum revenue thresholds are met and working capital balances as of the closing date are validated. In connection with the transaction, the Company will also pay approximately $1,100 for employee non-compete agreements.

Net cash used in financing activities was $18.2 million during the six months ended October 1, 2004 compared to net cash provided by financing activities of $24.8 million during the six months ended October 3, 2003. Net cash used in financing activities during the six months ended October 1, 2004 was primarily impacted by repaying $10.0 million of the Company’s revolving line of credit. In addition, the Company paid $9.9 million to repurchase approximately 1.0 million shares of the Company’s common stock at an average price of $9.91 per common share and received proceeds from the exercise of stock options of approximately $1.7 million. Net cash used in financing activities during the six months ended October 3, 2003 was primarily impacted by (i) increased borrowings under the revolving line of credit to fund the business combination and the overall growth in the business and (ii) proceeds of approximately $1.2 million from the former Chairman and Chief Executive Officer for the full payment of one outstanding note receivable, offset by the repurchase of approximately 1.0 million shares of common stock at an average price of $5.92 per common share totaling $5.6 million.

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

On October 1, 2004, the Company maintained a $200 million revolving line of credit. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. On October 1, 2004, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $171.6 million under the revolving line of credit and had outstanding borrowings of $25.0 million.

As discussed in Note 12, on October 7, 2004 the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The maximum aggregate purchase price is approximately $25,867, subject to certain adjustments as set forth in the Purchase agreement, of which $19,800 was paid in cash at the closing and was funded by cash on hard. Pursuant to the terms of the Purchase Agreement, the remaining purchase price of up to $5,600 will be paid to the Seller by April 30, 2005 if minimum revenue thresholds are met and working capital balances as of the closing date are validated. In connection with the transaction, the Company will also pay approximately $1,100 for employee non-compete agreements.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by (i) maintaining appropriate levels of liquidity under its revolving line of credit and (ii) using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of October 1, 2004, the Company has not entered into any material working capital commitments that require funding, other than those obligations disclosed in the future minimum obligation table below.

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

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2008. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization ( the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended October 1, 2004 and October 3, 2003 was 3.64% and 4.13%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended October 1, 2004 and October 3, 2003 was 3.83% and 4.07%, respectively. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, and acquisitions, and to issue letters of credit.

From time to time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement originally dated May 20, 2003 has been amended as follows:

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
  The Fifth Amendment dated October 1, 2004 obtained the Lenders' approval to (i) extend the term of the agreement two years to March 31, 2008, (ii) increase the aggregate amount of permitted stock repurchases from $55.0 million to $80.0 million, which includes any stock repurchases made subsequent to May 20, 2003, (iii) increase the aggregate amount of permitted acquisitions from $50.0 million to $75.0 million, which includes any acquisitions made subsequent to May 20, 2003, (iv) sets the applicable margin level for Base Rate and LIBOR loans to -0.25% and 1.75%, respectively, for the period beginning October 1, 2004 and ending March 26, 2005.

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

On July 19, 2004, the Company elected to terminate $10 million of the $35 million (notional amount) interest rate swap that was originally transacted on May 15, 2003. Accordingly, during the three months ended October 1, 2004, the Company reclassified a gain of approximately $0.1 million from accumulated other comprehensive income (loss) to interest expense related to the portion of the swap that was terminated.

As of October 1, 2004, the swap carries a notional principal amount of $25.0 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At October 1, 2004 and April 2, 2004, the Company recorded an unrealized gain (loss), net of related tax effects, of $105 and ($40), respectively, for the estimated fair value of the swap agreement in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

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

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares. These repurchases depend upon market conditions and other factors and are to be made in the open market, in privately negotiated transactions, or otherwise. During the six months ended October 1, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. During the six months ended October 3, 2003, the Company repurchased approximately 1.0 million shares of common stock under a previously approved stock repurchase program at an average price of $5.92 per common share.

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

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under non-competition agreements. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2005 (remaining 6 months)	2006	2007	2008	2009	Thereafter	Total

Revolving line of credit(a)	$25,000	$--	$--	$--	$--	$--	$25,000
2.25% convertible senior notes	--	--	--	--	--	150,000	150,000
Operating leases:
Operating	9,402	14,598	10,458	7,299	4,775	11,502	58,034
Restructuring	257	243	19	--	--	--	519
Non-competition agreements	245	36	35	28	28	58	430
Purchase commitments(b), (c)	53	26,456	32,980	39,510	--	--	98,999

Total	$34,957	$41,333	$43,492	$46,837	$4,803	$161,560	$332,982

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until March 31, 2008. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until fiscal year 2008.

(b)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of October 1, 2004, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

(c)	During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of vials of influenza vaccines during fiscal years 2004-2008. The pricing of the vials of the vaccine is established on December 1 of each year. The Company must notify the supplier of any reductions in the number of vials to be purchased by December 15 of each year. Due to the influenza vaccine shortfall during calendar year 2004, the Physician Business has been released from its purchase commitment during fiscal year 2005. The Physician Business is committed to purchase approximately $26.3 million, $32.9 million, and $39.5 million of influenza vaccines during fiscal years 2006, 2007, and 2008, respectively. These obligations are contingent on the supplier's ability to deliver influenza vaccine during these periods and the amounts are calculated using calendar year 2004 pricing.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in the Annual Report on Form 10-K for the fiscal year ended April 2, 2004 filed on June 14, 2004, other than those discussed below.

Impairment of Non-soliciation Agreements Intangible Asset

During the three months ended October 1, 2004, the Company made non-solicitation payments to certain sales representatives which will be tested annually or more frequently for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment of non-solicitation agreements exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the non-solicitation covenants, (ii) a decline in sales generated by a sales representative below the amount that the non-solicitation was based upon, (iii) death, or (iv) full retirement by the sales representative.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Background and Basis of Presentation, for a discussion of recent accounting pronouncements and its impact on the Company’s financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

During the quarter ended April 2, 2004, the Elder Care Business began the implementation of the JD Edwards XE® platform. As of October 1, 2004, two of the Elder Care Business’ full-service distribution centers were converted to this new operating system which has different and effective internal controls over financial reporting compared to the effective controls of the old operating system. The implementation of this new operating system at the remaining full-service distribution centers will continue through fiscal year 2005 and is expected to be completed during the first quarter of fiscal year 2006.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on April 2, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. The following table summarizes the Company’s repurchase activity during the three months ended October 1, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-July 31	--	--	--	--
August 1-August 31	721,000	$9.59	721,000	2,247,300
September 1-October 1	--	--	--	--

Total second quarter	721,000	$9.59	721,000	2,247,300

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	In accordance with the Company’s notice and proxy statement dated July 8, 2004, the Company held its Annual Meeting of Stockholders on August 19, 2004. Holders of 56,405,982 shares of the Company’s common stock were present in person or by proxy representing approximately 87% of the Company’s 64,738,151 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b)	The following directors were elected to serve a three-year term of office until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 56,405,982 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

	Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes

Melvin L. Hecktman	53,304,657	3,101,325	--	--
Delores P. Kesler	53,022,044	3,383,938	--	--
David A. Smith	53,267,230	3,138,752	--	--

Immediately following the annual meeting, the directors of the Company consisted of the following:

      Name

      Charles E. Adair
      T. O'Neal Douglas
      Melvin L. Hecktman
      Clark A. Johnson
      Delores P. Kesler
      Charles R. Scott
      David A. Smith

Following the annual meeting, the Board of Directors voted to expand the Company’s board and elected Stephen H. Rogers as a new director, effective August 19, 2004.

(c)	The proposal to approve the PSS World Medical, Inc. 2004 Non-Employee Directors Compensation Plan, which was approved and recommended by the Company’s Board of Directors, was approved by a majority of the shares voted. Of the 56,405,982 shares (1 vote per share) of common stock represented at the meeting, the PSS World Medical, Inc. 2004 Non-Employee Directors Compensation Plan was approved by the following votes:

	Votes Received
	For	Withheld	Abstentions	Broker Non-votes

PSS World Medical, Inc. 2004 Non-Employee
Directors Compensation Plan	37,073,078	5,610,225	53,173	13,669,506

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1*	PSS World Medical, Inc. 2004 Non-Employee Directors Compensation Plan

10.2*	PSS World Medical, Inc. Amended and Restated Leader's Deferral Plan, as amended through July 1, 2004

10.2a*	PSS World Medical, Inc. Amended and Restated Leader's Stock Option Grant Program, as amended through July 1, 2004

10.3*	PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004

10.3a*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004

10.4*	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004

10.4a*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004

10.5	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company's subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders

15	Awareness Letter from KPMG LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

* Represents a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 10, 2004.

PSS WORLD MEDICAL, INC.

By: /s/ David M. Bronson Name: David M. Bronson Title: Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)