Form 10-Q
period 2004-12-31
PSS WORLD MEDICAL INC
filed 2005-02-09
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-23832

PSS WORLD MEDICAL, INC.
(Exact name of Registrant as specified in its charter)

Florida	59-2280364
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

4345 Southpoint Blvd
Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip code)

Registrant's telephone number	(904) 332-3000

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

[X] Yes [ ] No

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of February 7, 2005 was 64,638,186 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 31, 2004

TABLE OF CONTENTS

Item		Page

	Information Regarding Forward-Looking Statements	3

	Part I - Financial Information

1	Financial Statements:

	Consolidated Balance Sheets--December 31, 2004 and April 2, 2004	6

	Consolidated Statements of Operations for the Three and Nine Months Ended
	December 31, 2004 and 2003	7

	Consolidated Statements of Cash Flows for the Nine Months Ended
	December 31, 2004 and 2003	8

	Notes to Consolidated Financial Statements	9

	Report of Independent Registered Public Accounting Firm	25

2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

3	Quantitative and Qualitative Disclosures About Market Risk	48

4	Controls and Procedures	48

	Part II - Other Information

1	Legal Proceedings	49

2	Unregistered Sales of Equity Securities and Use of Proceeds	49

6	Exhibits and Reports on Form 8-K	49

	Signature	50

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended April 2, 2004, Reports on Form 8-K, and reports to shareholders. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

  the Company’s consideration of whether to elect to settle the principal amount of its convertible senior notes in cash;

  the Company’s intent to vigorously defend against the claims from the securities class action lawsuit which is described in Note 11, Commitments and Contingencies;

  management’s belief that the ultimate outcome of the various litigation matters described in Note 11, Commitments and Contingencies, and various other litigation that have arisen in the normal course of business will not have a material adverse effect on the Company’s business, financial condition or results of operations;

  management’s belief that the elder care market is expected to continue benefiting from the increasing growth rate of the elderly American population;

  management’s belief that the physician market is expected to continue to benefit from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices and home care providers;

  management’s belief that the recent changes to Medicare and Medicaid reimbursement rates and the introduction of the Medicare/Medicaid prescription drug program that became effective beginning in the U.S. government fiscal year 2004 will positively impact the financial condition of elder care providers and financial strength of the elder care industry;

  management’s belief that nursing home divestitures within the Elder Care Business may continue to impact fiscal year 2005 as large, national chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, insurance costs, and litigation exposure;

  management’s belief that its strategy of centralizing the procurement and disbursements functions has resulted, and will continue to result, in efficiencies and savings that will increase gross profit;

  management’s expectation that gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generally generate lower gross profit margins;

  management’s expectation that gross profit as a percentage of net sales may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

  management’s anticipation that rising fuel costs may negatively impact both the Physician Business’ and the Elder Care Business’ cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2005 and fiscal year 2006;

  management’s expectation that the results of the Internal Revenue Service (“IRS”) audit of the Federal income tax returns for fiscal years 2002 and 2003 will not have a material impact on our financial condition or consolidated results of operations;

  management’s expectation that the net operating loss generated as a result of the sale of the Imaging Business will be carried forward and applied against regular taxable income in future years;

  management’s expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

  management’s belief that the Company may seek to retire its outstanding equity through cash purchases and/or reduce its debt and may also seek to issue additional debt or equity to meet its future liquidity requirements;

  the possibility that the Company may seek to issue additional debt or equity to meet its future liquidity requirements;

  management’s expectation that the implementation of the JD Edwards XE® distribution modules at the Elder Care Business distribution centers beginning in fiscal year 2005 and continuing into the second quarter of fiscal year 2006 will be successfully completed without disrupting the operations of the business;

  management’s expectation that the net sales and the sales mix for the fiscal year ended April 1, 2005 will continue to be impacted by the Medicines and Healthcare Products Regulatory Agency’s, a U.K. regulatory body, action to suspend Chiron Corporation’s license to manufacture the Fluvirin® influenza vaccine; and

  management’s belief that the Congressional Joint Committee on Taxation will uphold and approve the agreed-upon settlement with the Appeals Office of the IRS.

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

  government legislation that imposes changes in reimbursement rates to the Company’s customers or changes in reimbursement rates to the Company’s ancillary billing services Company;

  the Company’s dependence on sophisticated data processing systems that may impair business operations if they fail to operate properly or not as anticipated;

  competitive pricing pressures related to the Company’s sales to large nursing home chains and consolidating provider groups;

  the loss of any significant distributorship agreements, the renegotiation of terms and conditions of existing agreements, and the Company’s reliance on current relationships with vendors;

  maintaining good relations with employees including over 800 sales professionals;

  the concentration of revenues among a limited number of customers in the Elder Care Business and the loss of a significant customer;

  the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;

  the potential interest and penalty exposure related to existing and future IRS audits;

  litigation and liability exposure for existing and potential claims;

  the Company’s failure to execute its business plan and strategies for growth;

  the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations, including the proposed amendment to Statement of Financial Accounting Standards No. 128, Earnings Per Share;

  the costs of complying with the provisions of Section 404 of the Sarbanes-Oxley Act;

  the Company’s failure to comply with Federal and state regulations pertaining to filing claims for health care reimbursement or changes in the interpretation of those requirements;

  the Company’s inability to obtain certain medical supplies and pharmaceuticals due to vendor supply disruptions, including influenza vaccines;

  operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes;

  the potential impact of China’s currency revaluation;

  the Company’s failure to successfully integrate the operations of a long-term medical supply distributor, which was acquired on October 7, 2004; and

  the potential for a change in a state’s legal system that would impact the enforceability of the non-solicitation covenants.

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended April 2, 2004.

PART I— FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND APRIL 2, 2004
(Dollars in Thousands, Except Share Data)

ASSETS
	December 31, 2004	April 2, 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$13,657	$58,928
Accounts receivable, net	209,342	188,421
Inventories	147,470	99,864
Employee advances	33	19
Deferred tax assets	32,206	40,796
Prepaid expenses and other	18,534	8,687

Total current assets	421,242	396,715

Property and equipment, net	76,453	69,591
Other Assets:
Goodwill	79,542	69,909
Intangibles, net	22,419	11,292
Deferred tax assets	3,181	6,533
Other	38,510	32,806

Total assets	$641,347	$586,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127,465	$91,160
Revolving line of credit	25,000	35,000
Accrued expenses	36,085	33,253
Other	9,296	16,955

Total current liabilities	197,846	176,368

Convertible senior notes	150,000	150,000
Other noncurrent liabilities	29,359	21,290

Total liabilities	377,205	347,658

Commitments and contingencies (Notes 1, 4, 5, 6, 7, 8, 10, 11, and 13)
Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 64,525,412 and
64,833,453 shares issued and outstanding at December 31, 2004 and April 2,
2004, respectively	645	648
Additional paid-in capital	290,070	292,268
Accumulated deficit	(24,811)	(53,531)
Unearned compensation	(1,938)	(157)
Accumulated other comprehensive income (loss)	176	(40)

Total shareholders' equity	264,142	239,188

Total liabilities and shareholders' equity	$641,347	$586,846

The accompanying notes are an integral part of these consolidated statements

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net sales	$377,842	$343,661	$1,072,469	$998,501
Cost of goods sold	268,675	246,668	762,205	715,551

Gross profit	109,167	96,993	310,264	282,950
General and administrative expenses	68,827	58,977	194,074	178,694
Selling expenses	25,082	23,954	73,161	69,698

Income from operations	15,258	14,062	43,029	34,558

Other expense:
Interest expense	(1,737)	(1,436)	(5,496)	(3,895)
Interest and investment income	12	--	212	155
Other income	378	420	973	3,663

	(1,347)	(1,016)	(4,311)	(77)

Income from continuing operations before provision
for income taxes	13,911	13,046	38,718	34,481
Benefit (provision) for income taxes	525	(4,719)	(9,586)	(13,209)

Income from continuing operations	14,436	8,327	29,132	21,272
Income (loss) on disposal of discontinued
operations (net of benefit for income taxes
of $806, $--, $1,849, and $206, respectively)	1,295	--	(412)	(324)

Net income	$15,731	$8,327	$28,720	$20,948

Earnings per share - Basic:
Income from continuing operations	$0.22	$0.12	$0.45	$0.32
Income (loss) on disposal of discontinued
operations	0.02	--	(0.01)	(0.01)

Net income	$0.24	$0.12	$0.44	$0.31

Earnings per share - Diluted:
Income from continuing operations	$0.22	$0.12	$0.44	$0.31
Income (loss) on disposal of discontinued
operations	0.02	--	--	--

Net income	$0.24	$0.12	$0.44	$0.31

The accompanying notes are an integral part of these consolidated statements

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
(Dollars in Thousands)

	For the Nine Months Ended
	December 31, 2004	December 31, 2003
Operating Activities:
Net income	$28,720	$20,948
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	412	324
Depreciation	10,636	9,511
Amortization of intangible assets	3,049	1,882
Amortization of debt issuance costs	1,520	768
Provision for doubtful accounts	4,626	3,694
Provision for deferred income taxes	15,259	7,566
Provision for deferred compensation	687	560
Noncash compensation expense	425	171
Loss on sales of property and equipment	144	222
Changes in operating assets and liabilities:
Accounts receivable	(17,563)	(32,365)
Inventories	(44,287)	(32,220)
Prepaid expenses and other current assets	(5,368)	5,807
Other assets	(7,762)	(6,262)
Accounts payable	30,551	11,942
Accrued expenses and other liabilities	1,232	7,483

Net cash provided by operating activities	22,281	31

Investing Activities:
Payment for business combinations, net of cash acquired of $355 and $135	(22,226)	(19,328)
Capital expenditures	(17,663)	(10,386)
Payments for non-solicitation agreements	(6,117)	--
Payment of transaction and settlement costs for sale of Imaging Business	(4,854)	(1,596)
Payments for non-competition agreements	(591)	(306)
Proceeds from sales of property and equipment	21	37

Net cash used in investing activities	(51,430)	(31,579)

Financing Activities:
Net (payments) proceeds from the revolving line of credit	(10,000)	31,253
Purchase of treasury shares	(9,918)	(5,643)
Proceeds from issuance of common stock	3,796	1,481
Proceeds from note receivable	--	1,190

Net cash (used in) provided by financing activities	(16,122)	28,281

Net decrease in cash and cash equivalents	(45,271)	(3,267)
Cash and cash equivalents, beginning of period	58,928	19,171

Cash and cash equivalents, end of period	$13,657	$15,904

Supplemental disclosures:
Cash paid for:
Interest	$3,140	$3,438
Income taxes, net	$1,370	$278

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

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 29 full-service distribution centers, 22 break-freight locations, and two redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. In addition, the Elder Care Business offers Medicare Part B billing services, either on a fee for service or a full assignment basis, and provides products reimbursable under Medicare Part B. The Elder Care Business currently operates 14 full-service distribution centers, two break-freight locations, and one ancillary billing service center serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business. On November 18, 2002, the Company completed the sale of the Imaging Business, or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the U.S. Refer to Note 12, Discontinued Operations, for further discussion.

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Number of selling days	61	60	188	192

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Non-solicitation Payments

Certain sales representatives employed by the Physician and Elder Care Businesses have executed employment agreements in exchange for a cash payment (“Non-solicitation Payments”). These employment agreements include non-solicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a one-year period subsequent to the date the sales representative ceases employment with the Company. The costs of these Non-solicitation Payments made to sales representatives are capitalized and amortized on a straight-line basis over an estimated useful life, which is the expected employment period of the sales representative plus one year for the non-solicitation period. If a sales representative terminates employment prior to the end of the estimated useful life of the agreement, the remaining net book value of the asset will be amortized over the one-year, non-solicitation period.

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

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares. These repurchases depend upon market conditions and other factors, and are to be made in the open market, in privately negotiated transactions, or otherwise. During the nine months ended December 31, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. During the nine months ended December 31, 2003, the Company repurchased approximately 1.0 million shares of common stock under a previously approved stock repurchase program at an average price of $5.92 per common share.

Reclassification

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (“EITF”) issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. The provisions of EITF 04-08 are effective for the quarterly period ended December 31, 2004. Once the Company’s stock price reaches $17.10, the dilutive effect of the Company’s $150 million 2.25% convertible senior notes, which have an embedded conversion feature that is contingent upon a market price trigger, is required to be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash. (Refer to Note 2, Earnings Per Share, for a related discussion.) However, the diluted earnings per share calculation may be further impacted once the Proposed Statement of Financial Accounting Standards, Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) becomes effective. SFAS 128(R) eliminates the provisions of SFAS No. 128, Earnings Per Share that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to use a stated policy to settle the principal amount of the Company’s convertible senior notes in cash. Upon the effective date of SFAS 128(R), the number of diluted weighted average shares outstanding would include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) for the interest expense on the convertible senior notes. The Company may elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made, a range of approximately 0 to 1.5 million shares (at a stock price of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) by eliminating the option to account for employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based method”). The Company is required to adopt SFAS 123(R) on July 1, 2005. As discussed in Note 4, Stock Based Compensation, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options as of June 7, 2004 that accelerated the vesting of any unvested stock option as of April 1, 2005. Therefore, the impact of adopting SFAS 123(R) will be immaterial. The Company will incur an immaterial amount of compensation expense for stock options granted subsequent to June 7, 2004.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring beginning in our second quarter of fiscal 2006. The adoption of SFAS 153 will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

The following table sets forth basic and diluted earnings per share computational data for the three and nine months ended December 31, 2004 and 2003 (share amounts in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Income from continuing operations	$14,436	$8,327	$29,132	$21,272
Income (loss) on disposal of
discontinued operations (net of
benefit for income taxes of $807,
$--, $1,849, and $206)	1,295	--	(412)	(324)

Net income	$15,731	$8,327	$28,720	$20,948

Earnings per share - Basic:
Income from continuing operations	$0.22	$0.12	$0.45	$0.32
Income (loss) on disposal of
discontinued operations	0.02	--	(0.01)	(0.01)

Net income	$0.24	$0.12	$0.44	$0.31

Earnings per share - Diluted:(a):
Income from continuing operations	$0.22	$0.12	$0.44	$0.31
Income (loss) on disposal of
discontinued operations	0.02	--	--	--

Net income	$0.24	$0.12	$0.44	$0.31

Weighted average shares outstanding:
Common shares	64,305	67,123	64,505	67,245
Assumed exercise of stock options (b)	1,015	1,140	1,003	730
Assumed vesting of restricted stock .	46	--	25	25

Diluted shares outstanding	65,366	68,263	65,533	68,000

(a)	The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the three and nine months ended December 31, 2004, because none of the conditions that would permit conversion were satisfied during the period and the Company’s stock price did not reach the applicable conversion price of $17.10. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes will be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

(b)	The following table summarizes the options to purchase common stock that were outstanding and not included in the computation of diluted earnings per share for each of the periods presented because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

	For the Three Months Ended		For the Nine Months Ended
(shares in millions)	December 31, 2004	December 31, 2003	December 31 2004	December 31, 2003
Out-of-the-money options
outstanding	1.8	1.9	1.8	4.1

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net income	$15,731	$8,327	$28,720	$20,948
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	71	9	176	25

Comprehensive income	$15,802	$8,336	$28,896	$20,973

4.   STOCK-BASED COMPENSATION

The Company applies the intrinsic-value recognition and measurement principles of APB 25, and related interpretations, in accounting for stock-based compensation plans. It has been the Company’s policy to only issue stock options with an exercise price greater than or equal to the current market price of the underlying stock. Accordingly, under APB 25, the Company does not record compensation expense at the time an employee stock option is issued. The Company has adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair-value-based method of accounting prescribed by SFAS 123 had been applied to all outstanding and unvested awards in each period.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Net income, as reported	$15,731	$8,327	$28,720	$20,948
Stock-based employee compensation
expense included in reported net
income, net of related tax effects	186	--	264	--
Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(845)	(759)	(2,174)	(2,026)

Pro forma net income	$15,072	$7,568	$26,810	$18,922

Earnings per share - Basic:
As reported	$0.24	$0.12	$0.44	$0.31
Pro forma	$0.23	$0.11	$0.42	$0.28
Earnings per share - Diluted:
As reported	$0.24	$0.12	$0.44	$0.31
Pro forma	$0.23	$0.11	$0.41	$0.28

During June 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which is prior to the effective date of SFAS 123(R). The Company took this action to avoid compensation expense in future periods in light of SFAS 123(R), which is effective for the Company’s second quarter of fiscal year 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2.8 million, net of tax, would have been recorded in future periods if the vesting of the stock options was not accelerated. As a result of the acceleration, the Company recognized a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. The maximum stock-based compensation expense would be approximately $3.4 million if all holders benefited from this amendment with respect to outstanding options. The Company has estimated and recognized compensation expense in the accompanying statements of operations of approximately $0.1 million based on its historical option forfeiture rate. This liability will be adjusted in future periods based on actual experience and changes in management assumptions.

5.   GOODWILL

The change in the carrying value of goodwill during the nine months ended December 31, 2004 is as follows:

	Physician Business	Elder Care Business	Total
Balance as of April 2, 2004	$9,788	$60,121	$69,909
Purchase business combination	--	7,907	7,907
Acquisition earn-out payment	--	1,685	1,685
Purchase price allocation adjustments	--	41	41

Balance as of December 31, 2004	$9,788	$69,754	$79,542

The terms of one purchase agreement provided for additional consideration to be paid (earn-out payment) if the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined, exceeded a targeted level. During the nine months ended December 31, 2004, the Elder Care Business paid $1,685 under this agreement. In addition, approximately $5,600 of potential earn-out payments exist at December 31, 2004 if minimum revenue thresholds are met in future periods and final working capital balances as of the closing date of the transaction are validated and settled.

6.   INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of
	December 31, 2004			April 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-solicitation Payments:
Physician Business	$6,443	(191)	$6,252	$327	$(10)	$317
Elder Care Business	521	(18)	503	--	--	--

	6,964	(209)	6,755	327	(10)	317

Non-competition Agreements:
Physician Business	2,630	(1,893)	737	2,242	(1,643)	599
Elder Care Business	3,255	(2,216)	1,039	3,255	(1,440)	1,815
Corporate Shared Services	417	(278)	139	417	(174)	243

	6,302	(4,387)	1,915	5,914	(3,257)	2,657

Signing Bonuses:
Physician Business	2,069	(1,048)	1,021	2,076	(729)	1,347
Elder Care Business	623	(103)	520	50	(24)	26

	2,692	(1,151)	1,541	2,126	(753)	1,373

Other Intangibles:
Physician Business	2,463	(1,817)	646	2,463	(1,674)	789
Elder Care Business	13,329	(1,767)	11,562	6,929	(773)	6,156

	15,792	(3,584)	12,208	9,392	(2,447)	6,945

Total	$31,750	$(9,331)	$22,419	$17,759	$(6,467)	$11,292

Total amortization expense for intangible assets for the three months ended December 31, 2004 and 2003 was $1,278 and $782, respectively. Total amortization expense for intangible assets for the nine months ended December 31, 2004 and 2003 was $3,049 and $1,882, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2005 (remaining 3 months)	$1,272
2006	4,327
2007	3,532
2008	2,988
2009	2,676
Thereafter	7,624

Total	$22,419

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	December 31, 2004	April 2, 2004
Non-solicitation Payments	10.7	11.0
Non-competition Agreements	5.2	5.2
Signing Bonuses	3.9	4.5
Other Intangibles	8.0	8.6

Total weighted-average period	7.7	7.0

Future minimum payments required under non-competition agreements at December 31, 2004 are as follows:

Fiscal Year:
2005 (remaining 3 months)	$166
2006	36
2007	35
2008	28
2009	28
Thereafter	58

Total	$351

7.   DEBT

Debt consists of the following:

	December 31, 2004	April 2, 2004
2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	25,000	35,000

	$175,000	$185,000

2.25% Convertible Senior Notes

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes, which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120%

of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s Investor Services (“Moody’s”) is at or below Caa1 or the corporate credit rating assigned by Standard & Poor’s Ratings Services, a division of McGraw Hill Companies, Inc. and its successors (“S&P”), is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2008. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization (the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Borrowings under the revolving line of credit are anticipated to (i) fund future requirements for working capital, capital expenditures, and acquisitions and (ii) issue letters of credit. Although the Credit Agreement expires on March 31, 2008, the revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until fiscal year 2008.

As of December 31, 2004, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to approximately $191.9 million under the revolving line of credit and had outstanding borrowings of $25.0 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended December 31, 2004 and 2003, was 4.16% and 3.70%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 31, 2004 and 2003, was 3.94%.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement originally dated May 20, 2003 has been amended as follows:

  The First Amendment dated June 24, 2003 primarily finalized the syndication of the Credit Agreement to the Lenders.

  The Second Amendment dated December 16, 2003 primarily increased the maximum borrowings under the Credit Agreement from $150 million to $200 million. In addition, this amendment redefined the applicable margin applied to the Bank’s prime rate or LIBOR.

  The Third Amendment dated March 1, 2004 obtained the Lenders’ approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company’s common stock, including any repurchases made subsequent to May 20, 2003. In addition, this amendment locked the interest rate on the Credit Agreement at the Bank’s prime rate or at LIBOR plus 2.00% for the period of one year, concurrent with the Company’s fiscal year 2005.

  The Fourth Amendment dated June 1, 2004 obtained the Lenders’ approval to increase the aggregate amount of permitted stock repurchases from $42.0 million to $55.0 million, which includes any stock repurchases made subsequent to May 20, 2003.

  The Fifth Amendment dated October 1, 2004 obtained the Lenders’ approval to (i) extend the term of the agreement two years to March 31, 2008, (ii) increase the aggregate amount of permitted stock repurchases from $55.0 million to $80.0 million, which includes any stock repurchases made subsequent to May 20, 2003, (iii) increase the aggregate amount of permitted acquisitions from $50.0 million to $75.0 million, which includes any acquisitions made subsequent to May 20, 2003, (iv) sets the applicable margin level for Base Rate and LIBOR loans to -0.25% and 1.75%, respectively, for the period beginning October 1, 2004 and ending March 26, 2005.

During the three months ended June 30, 2003, the Company entered into an interest rate swap agreement to hedge the variable interest rate of its revolving line of credit. Under the terms of the interest rate swap agreement, the Company makes payments based on the fixed rate and will receive interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149,Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

On July 19, 2004, the Company elected to reduce the notional amount of the interest rate swap from $35 million to $25 million. Accordingly, during the nine months ended December 31, 2004, the Company reclassified a gain of $61 from accumulated other comprehensive income to interest expense related to the portion of the swap that was terminated.

As of December 31, 2004, the swap carries a notional principal amount of $25 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At December 31, 2004 and April 2, 2004, the Company recorded an unrealized gain (loss), net of related tax effects, of $176 and ($40), respectively, for the estimated fair value of the swap agreement in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

8.   INCOME TAXES

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Based on recent Tax Court rulings, the Company filed a refund claim with the Internal Revenue Service (“IRS”) during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflected a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The worthless stock deduction claim was combined with the formal protest to the results of the audit of the federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 and was submitted to the Appeals Office of the IRS. During the three months ended December 31, 2004, the Company and the Appeals Office of the IRS reached a settlement. This settlement, which is subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a one-time reduction to the provision for income taxes for the three and nine months ended December 31, 2004 of approximately $5.6 million, or approximately $0.08 diluted earnings per share. Management believes that the Joint Committee will uphold and approve the agreed-upon settlement with the Appeals Office of the IRS.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company plans to appeal certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

9.   SEGMENT INFORMATION

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
NET SALES:
Physician Business	$243,439	$231,343	$697,514	$653,144
Elder Care Business	134,403	112,318	374,955	345,357

Total net sales	$377,842	$343,661	$1,072,469	$998,501

INCOME FROM OPERATIONS:
Physician Business	$17,192	$12,639	$43,321	$32,047
Elder Care Business	5,796	6,459	16,241	15,766
Corporate Shared Services	(7,730)	(5,036)	(16,533)	(13,255)

Total income from operations	$15,258	$14,062	$43,029	$34,558

DEPRECIATION:
Physician Business	$2,254	$2,367	$6,844	$7,071
Elder Care Business	432	396	1,199	1,146
Corporate Shared Services	1,041	438	2,593	1,294

Total depreciation	$3,727	$3,201	$10,636	$9,511

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$402	$295	$1,027	$894
Elder Care Business	841	452	1,918	884
Corporate Shared Services	35	35	104	104

Total amortization of intangible
assets	$1,278	$782	$3,049	$1,882

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$347	$347	$1,338	$1,060
Elder Care Business	1,266	(3)	3,288	2,634

Total provision for doubtful
accounts	$1,613	$344	$4,626	$3,694

INTEREST EXPENSE:
Physician Business	$800	$1,070	$2,700	$2,962
Elder Care Business	1,775	1,500	4,875	3,994
Corporate Shared Services	(838)	(1,134)	(2,079)	(3,061)

Total interest expense	$1,737	$1,436	$5,496	$3,895

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
BENEFIT (PROVISION) FOR INCOME TAXES:
Physician Business	$(5,765)	$(4,257)	$(15,885)	$(11,330)
Elder Care Business	(1,446)	(1,814)	(4,530)	(4,498)
Corporate Shared Services	7,736	1,352	10,829	2,619

Total benefit (provision) for
income taxes	$525	$(4,719)	$(9,586)	$(13,209)

CAPITAL EXPENDITURES:
Physician Business	$595	$2,104	$1,466	$4,857
Elder Care Business	1,142	613	2,596	2,981
Corporate Shared Services	5,191	1,369	13,601	2,548

Total capital expenditures	$6,928	$4,086	$17,663	$10,386

	As of
	December 31, 2004	April 2, 2004
ASSETS:
Physician Business	$309,338	$265,594
Elder Care Business	247,776	202,825
Corporate Shared Services	84,233	118,427

Total assets	$641,347	$586,846

10.  PURCHASE BUSINESS COMBINATIONS

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

Fiscal Year 2005

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The maximum aggregate purchase price is approximately $27,012, subject to certain adjustments as set forth in the Purchase Agreement, of which $19,751 was paid in cash at the closing. Pursuant to the terms of the Purchase Agreement, the remaining purchase price of up to $5,600 will be paid to the Seller by April 30, 2005 if minimum revenue thresholds are met in future periods and final working capital balances as of the closing date are validated and settled. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$355
Accounts receivable	7,996
Inventory	3,320
Other current assets	1,772
Goodwill	7,907
Intangibles	7,544
Other noncurrent assets	35

Total assets acquired	28,929
Current liabilities	8,032

Net assets acquired	$20,897

Goodwill of $7,907 was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Of the $7,544 of acquired intangible assets, $6,400, $623, and $521 was assigned to customer relationships, signing bonuses, and non-solicitation agreements, respectively. The acquired intangible assets have a weighted-average useful life of approximately 6.4 years as of the date of acquisition.

Fiscal Year 2004

During the nine months ended December 31, 2003, the Company acquired the stock of a service company that provides ancillary billing services to the long-term care industry and a long-term care medical supply distributor. The Company also acquired certain assets and assumed certain liabilities of a billing service company. The aggregate purchase price, net of cash acquired, for these acquired companies was $21,963. The Company obtained independent valuations of certain intangible assets and the final allocation of the purchase price was finalized during the three months ended December 31, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$135
Accounts receivable	5,668
Inventory	1,739
Other current assets	861
Goodwill	10,506
Intangibles	6,700
Other noncurrent assets	291

Total assets acquired	25,900
Current liabilities	3,937

Net assets acquired	$21,963

Goodwill of $10,506 was assigned to the Elder Care Business and is expected to be nondeductible for tax purposes. Of the $6,700 of acquired intangible assets, $1,200 and $5,500 was assigned to non-competition agreements and customer relationships, respectively. The acquired intangible assets have a weighted-average useful life of approximately 6.1 years as of the date of acquisition.

11.   COMMITMENTS AND CONTINGENCIES

Litigation

The Company, through its Elder Care Business, its Physician Business, and/or predecessor companies, has been named as one of many defendants in latex glove product liability claims in various federal and state courts. The defendants are primarily distributors of certain brands of latex gloves. The Company’s insurers have settled all of the outstanding cases, without expense to the Company. Defense costs were allocated by agreement between a consortium of insurers on a pro rata basis for each case depending upon policy years and alleged years of exposure. All of the insurance carriers defended the cases subject to a reservation of rights.

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff seeks indeterminate damages, including costs and expenses. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations reference a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004, during which the parties were not able to resolve their dispute. The case is set for trial in October 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company. An estimate of the potential loss or range of loss cannot be determined.

The Company was named along with certain present and former directors and officers as a defendant in ten related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and December 31, 2000 and alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs alleged that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition and that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted the plaintiff’s motion for class certification in November 2002. The parties signed a settlement agreement pursuant to which the Company has agreed to pay $6.75 million for the benefit of the class members, of which $6.5 million was covered by the Company’s insurance policy. The final settlement agreement was filed with the court on June 9, 2004 and became effective July 9, 2004.

The Company has been named as a defendant in a suit brought by three former and certain present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case is now pending in the United States Court for the Middle District of Florida, Jacksonville Division. The plaintiffs allege that the Company wrongfully classified its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders, and they seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. An additional 59 plaintiffs opted into the proceeding, bringing the total number of plaintiffs to 62. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. As a result of mediation in March 2004, the parties agreed on a framework for mediation or arbitration in October 2004 on the issue of the plaintiffs’ attorney’s fees. The attorney’s fee issue was resolved and the parties entered into negotiations for resolution of the plaintiffs’outstanding wage claims. The parties were able to reach agreement on the amount of wages to be paid to the plaintiffs. On November 5, 2004, the Court approved the $2.9 million settlement payment, which has been paid by the Company.

On February 8, 2005, the Company settled a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims. The settlement agreement received court approval. Accordingly, during the three months ended April 1, 2005, the Company will record a $2.6 million gain, which will be offset by approximately $0.5 million of legal and professional fees and expenses incurred during this same period. The Company previously recorded approximately $1.7 million in legal and professional fees and expenses from the inception of the case in July 2003 through December 31, 2004.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of December 31, 2004, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

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

On March 14, 2003, the Company received a letter from the Buyer claiming a purchase price adjustment of $32,257. The claimed purchase price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. Of this amount, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. Management’s estimated net asset adjustment of approximately $2,000 was recorded in prior periods. The pretax loss on disposal of discontinued operations recorded during the nine months ended December 31, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471, offset by (iv) a reversal of the remaining accrued loss on disposal of $489 in order to true-up management’s estimated legal and professional fees based on actual payments made.

The gain (loss) on disposal of discontinued operations for the three and nine months ended December 31, 2004 and 2003 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Pretax gain (loss) on disposal of
discontinued operations	$489	$--	$(2,261)	$(530)
Benefit for income taxes	806	--	1,849	206

Gain (loss) on disposal of discontinued
operations	$1,295	$--	$(412)	$(324)

The cash proceeds received from the Buyer during fiscal year 2003 were reduced by approximately $10,219 for transaction and settlement costs. A cash payment of approximately $4,279 was made to the Buyer during the three months ended October 1, 2004.

13.   SUBSEQUENT EVENT

PSS World Medical, Inc., and its wholly owned subsidiary, World Med Shared Services, Inc. (collectively the “Company”), entered into a Sourcing Services Agreement, dated as of January 19, 2005 (the “Agreement”), with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co. Ltd., Mark Engle, Elaine Fong, and Dr. Gao Zhan (collectively “Tiger Medical”). Subject to the terms and conditions of the Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical.

Pursuant to the terms of the Agreement, the Company made an initial equity investment of $1.0 million in Tiger Medical on January 25, 2005. In return for its initial equity investment, the Company appointed two individuals to serve on the five-member board of directors of both Tiger Specialty Sourcing Limited and Tiger Shanghai Specialty Sourcing Co. Ltd. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1.0 million and $32.5 million and depends on the satisfaction of certain performance targets. Any investments made by the Company during fiscal years 2006 through 2008 will be credited against the final purchase price to be paid by the Company. If at any time during the term of the Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PSS World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of December 31, 2004, the related consolidated statements of operations for the three-month and nine-month periods ended December 31, 2004 and 2003, and the related statements of cash flows for nine-month periods ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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
February 7, 2005

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

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to continue benefiting from the increasing growth rate of the elderly American population. For example, the January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population that is in the greatest need of long-term care and elder care services. By the year 2040, this segment of the population is projected to more than triple to over 14 million. The segment of the population who is age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to continue to benefit from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices and home care providers. Furthermore, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. Currently, the estimated growth rate for the future of the physician and elder care markets is approximately 4.0% and 1.5%, respectively. As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States of America. As cited in The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary, National Health Statistics Group 2002 study, Trends and Indicators in the Changing Health Care Marketplace, total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product. Health care spending is projected to reach $2.6 trillion in 2010, or 16.8% of the estimated gross domestic product.

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

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31 2003	December 31 2004	December 31 2003
Net Sales:
Physician Business	$243,439	$231,343	$697,514	$653,144
Elder Care Business	134,403	112,318	374,955	345,357

Total	$377,842	$343,661	$1,072,469	$998,501

Net Sales Per Billing Day:(a)
Physician Business	$3,991	$3,856	$3,710	$3,402
Elder Care Business	2,203	1,872	1,995	1,799

Total	$6,194	$5,728	$5,705	$5,201

Income from Operations:
Physician Business	$17,192	$12,639	$43,321	$32,047
Elder Care Business	5,796	6,459	16,241	15,766
Corporate Shared Services	(7,730)	(5,036)	(16,533)	(13,255)

Total	$15,258	$14,062	$43,029	$34,558

	Annualized
	December 31, 2004	December 31, 2003
Days Sales Outstanding:(b)
Physician Business	43.1	42.3
Elder Care Business	59.5	55.0

Days On Hand:(c)
Physician Business	46.4	40.6
Elder Care Business	33.7	28.3

Days in Accounts Payable:(d)
Physician Business	43.7	40.5
Elder Care Business	25.3	29.2

Cash Conversion Days:(e)
Physician Business	45.8	42.4
Elder Care Business	67.9	54.1

Inventory Turnover:(f)
Physician Business	7.8x	8.9x
Elder Care Business	10.7	12.7

(a)	Net sales per billing day are net sales divided by the number of selling days in the fiscal period. The three months ended December 31, 2004 and 2003 consisted of 61 and 60 days, respectively. The nine months ended December 31, 2004 and 2003 consisted of 188 and 192 days, respectively.

(b)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.

(c)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.

(d)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.

(e)	Cash conversion days is the sum of DSO and DOH, less DIP.

(f)	Inventory turnover is 360 divided by DOH.

THREE MONTHS ENDED DECEMBER 31, 2004 VERSUS THREE MONTHS ENDED DECEMBER 31, 2003

NET SALES

	For the Three Months Ended
(dollars in millions)	December 31, 2004	December 31, 2003	Increase	Percent Change

Physician Business	$243.4	$231.4	$12.0	5.2%
Elder Care Business	134.4	112.3	22.1	19.7%

Total	$377.8	$343.7	$34.1	10.0%

The comparability of net sales quarter over quarter is impacted by the number of selling days in each quarter. The three months ended December 31, 2004 and 2003 consisted of 61 and 60 selling days, respectively. The following table summarizes net sales per billing day results quarter over quarter:

	Net Sales Per Billing Day For the Three Months Ended
(dollars in millions)	December 31, 2004	December 31 2003	Percent Change

Physician Business	$4.0	$3.8	3.5%
Elder Care Business	2.2	1.9	17.7%

Total	$6.2	$5.7	8.1%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $10.2 million, (ii) an increase in pharmaceutical products (excluding influenza vaccine sales) of $7.2 million, (iii) an increase in equipment sales of approximately $6.2 million, and (iv) an increase in private label consumable product sales of approximately $3.3 million, offset by (i) a decrease in influenza vaccine sales of approximately $15.5 million, and (ii) a decrease in immunoassay sales of approximately $0.3 million. Net sales continued to be positively impacted by revenue growth programs that were launched in June 2003 to increase the sale of consumable products, pharmaceutical products, and equipment. These programs include:

  Advantage Club- A customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products.

  Rx Extreme- A comprehensive program offering pharmaceutical, vaccine and general injectibles products. The term “Extreme” symbolizes the Physician Business’ significant commitment to its sales force and customers to become the leading provider of these products.

  Can-Do- An equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

Net sales during the three months ended December 31, 2004 were negatively impacted by Chiron Corporation’s (“Chiron”) inability to supply the Fluvirin® influenza vaccine to the U.S. market. The Medicines and Healthcare Products Regulatory Agency (“MHRA”), the U.K.‘s regulatory body, temporarily suspended Chiron’s license to manufacture the Fluvirin® influenza vaccine in Chiron’s Liverpool, U.K. facility. Chiron was the Company’s primary supplier of the influenza vaccine. Influenza vaccine sales for the three months ended December 31, 2004 were approximately $2.3 million compared to $17.8 million for the three months ended December 31, 2003. Currently, it is uncertain whether MHRA will lift the suspension in time for Chiron to produce the influenza vaccine for the 2005-2006 influenza season.

The following table compares the product sales mix quarter over quarter:

	For the Three Months Ended
	December 31, 2004	December 31, 2003
Consumable products	63.4%	60.6%
Pharmaceutical products	18.4%	22.9%
Equipment and Immunoassay	18.2%	16.5%

Total	100.0%	100.0%

The sales mix for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was impacted by MHRA’s action to suspend Chiron’s license to manufacture the Fluvirin® influenza vaccine. The majority of influenza vaccine orders for fiscal year 2004 were delivered to customers during the three months ended December 31, 2003. Equipment sales were positively impacted by a sales promotion that took place during the three months ended December 31, 2004.

Elder Care Business

The increase in net sales is primarily attributable to (i) an increase in sales to skilled nursing home facilities of approximately $15.4 million, which includes a decrease in net sales to corporate-owned facilities of approximately $8.2 million and an increase in sales to home care facilities of $5.2 million and (ii) an increase in ancillary billing service fees of $1.2 million as a result of acquisitions consummated during fiscal years 2004 and 2005. The growth in net sales to skilled nursing home facilities primarily resulted from new customers, acquisitions, and increased penetration in existing customer facilities. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities.

Net sales were impacted by the continued implementation of the following innovative Elder Care customer specific solution programs:

  ANSWERS, ANSWERS Housekeeping, ANSWERS Home Medical Equipment- Marketing programs that align improved business processes in the nursing home operations and purchasing, with more efficient distribution activities of the Elder Care Business. In addition to reducing distribution costs by encouraging more efficient buying patterns, these programs provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices, which improve patient care outcomes for the Elder Care customers.

  Partners in Efficiency- A product program designed to reduce customers’ product procurement costs and increase operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.

  Fast Accurate Supply Technology- An ordering, bar-code scanning, inventory management software that utilizes a Palm Pilot to track inventory on hand at the customer locations and facilitate the automated replenishment of medical supplies.

The following table compares the customer segment sales mix quarter over quarter:

	For the Three Months Ended
	December 31, 2004	December 31, 2003
Nursing home and assisted living
facilities:
Corporate accounts	36.1%	50.3%
Independent accounts	41.1%	27.4%

Subtotal	77.2%	77.7%
Home care	22.8%	22.3%

Total	100.0%	100.0%

The sales mix comparison quarter over quarter has been impacted by management’s increased focus during fiscal years 2004 and 2005 on growing independent and regional accounts and increasing sales to the home care market to offset the impact of large, national chain customer divestitures. During fiscal year 2005, national nursing home chain customers may continue to divest underperforming facilities and facilities located in states with high malpractice claims, insurance costs, and litigation exposure. During fiscal year 2004, a dedicated sales force to service home care customers was established and a new home care marketing program was introduced.

Net sales quarter over quarter were also positively impacted by business combinations consummated during fiscal years 2004 and 2005. As a result of these business combinations, approximately $11.9 million (of which approximately $9.3 million relates to sales to independent accounts) of additional net sales were recognized during the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

GROSS PROFIT

Gross profit for the three months ended December 31, 2004 totaled $109.2 million, an increase of $12.2 million, or 12.6%, from gross profit of $97.0 million for the three months ended December 31, 2003. Gross profit as a percentage of net sales increased 70 basis points to 28.9% during the three months ended December 31, 2004 from 28.2% during the three months ended December 31, 2003.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as increased profitability generated by inventory procurement-to-pay process improvements. Gross profit as a percentage of net sales increased approximately 120 basis points quarter over quarter as a result of earning higher vendor incentives. Gross profit during the three months ended December 31, 2003 included influenza vaccine sales of approximately $17.8 million which generated a lower gross profit margin. Gross profit as a percentage of net sales may continue to decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generally generate lower gross profit margins.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales remained relatively constant quarter over quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	December 31, 2004		December 31, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$36.3	14.9%	$35.1	15.2%	$1.2
Elder Care Business(a)	24.8	18.5%	18.9	16.8%	5.9
Corporate Shared Services(b)	7.7	2.0%	5.0	1.5%	2.7

Total(b)	$68.8	18.2%	$59.0	17.2%	$9.8

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 30 basis points quarter over quarter. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver represents all costs associated with the transportation and delivery of products to customers. Cost to deliver as a percentage of net sales was 2.9% and 3.0% during the three months ended December 31, 2004 and 2003, respectively. This percentage decrease is a result of a decrease in freight costs due to negotiated lower freight rates, route optimization of the Company’s fleet, and optimization of shipments between branches, offset by an increase in fuel costs. Management anticipates that rising fuel costs may continue to negatively impact cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2005 and fiscal year 2006.

There were relatively insignificant changes in the other components of general and administrative expenses quarter over quarter.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 170 basis points quarter over quarter. Cost to deliver as a percentage of net sales was 4.2% and 4.0% during the three months ended December 31, 2004 and 2003, respectively. During fiscal year 2004, management implemented various process improvements to reduce the cost to deliver, which resulted in a decrease in freight costs due to negotiated lower freight rates. However, this decrease was offset by an increase in fuel costs. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2005 and fiscal year 2006.

The increase in other components of general and administrative expenses is primarily attributable to (i) an increase in the provision for doubtful accounts of approximately $1.3 million primarily due a change in accounting estimate which resulted in a one-time reduction in the provision for doubtful accounts during the three months ended December 31, 2003, (ii) increased salary expense of approximately $0.9 million due to additional employees as a result of the business combinations completed during fiscal years 2004 and 2005, (iii) approximately $0.6 million of costs related to the implementation of the JD Edwards XE® platform, and (iv) increased amortization of intangible assets of approximately $0.4 million as a result of the business combinations.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in accrued incentive compensation of approximately $3.0 million which primarily related to triggering a projected higher pay-out under the Shareholder Value Plan due to improved profitability, (ii) an increase in salary expense of approximately $0.8 million due to the addition of executive level management as well as general wage increases, (iii) an increase in depreciation expense of approximately $0.6 million, (iv) an increase in professional fees of approximately $0.5 million primarily related to costs for legal and audit support of the tax settlement with the Internal Revenue Service, and (v) an increase in professional fees of approximately $0.5 million associated with Section 404 of the Sarbanes-Oxley Act, offset by a decrease in business insurance expense of approximately $0.5 million due to general rate decreases.

SELLING EXPENSES

	For the Three Months Ended
	December 31, 2004		December 31, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$20.4	8.4%	$19.8	8.6%	$0.6
Elder Care Business	4.7	3.5%	4.2	3.7%	0.5

Total	$25.1	6.6%	$24.0	7.0%	$1.1

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business and Elder Care Business

Selling expenses as a percentage of net sales decreased approximately 20 basis points, which is primarily attributable to leveraging the net sales growth across certain fixed selling expenses.

INCOME FROM OPERATIONS

	For the Three Months Ended
	December 31, 2004		December 31, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$17.2	7.1%	$12.6	5.5%	$4.6
Elder Care Business	5.8	4.3%	6.5	5.8%	(0.7)
Corporate Shared Services	(7.7)	--	(5.0)	--	(2.7)

Total Company	$15.3	4.0%	$14.1	4.1%	$1.2

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2004 totaled $1.7 million, an increase of $0.3 million, or 21.0%, from interest expense of $1.4 million for the three months ended December 31, 2003. During the three months ended December 31, 2004, the Company’s debt structure consisted of the $150 million senior convertible notes and variable rate borrowings under its revolving line of credit agreement. Interest expense and debt issuance costs related to the Company’s 2.25% convertible senior notes totaled approximately $1.1 million during the three months ended December 31, 2004. The remaining interest expense of $0.6 million is attributable to the revolving line of credit. The daily average outstanding borrowings under the revolving line of credit during the three months ended December 31, 2004 were approximately $34.5 million. The interest rate swap arrangement established an interest rate at 3.945% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.75%) for a notional amount of $25 million. Interest expense related to the interest rate swap was approximately $0.2 million. Variable interest expense related to the daily average outstanding borrowings of $9.5 million (weighted average interest rate of 4.72%) was approximately $0.1 million. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $0.3 million.

During the three months ended December 31, 2003, the Company’s debt structure consisted of variable rate borrowings under its revolving credit agreement. The daily average outstanding borrowings under the revolving line of credit during the three months ended December 31, 2003 were approximately $124.4 million. The interest rate swap arrangement established an interest rate at 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million. Interest expense related to the interest rate swap was approximately $0.3 million. Variable interest expense related to the daily average outstanding borrowings of $89.4 million (weighted average interest rate of 3.51%) was approximately $0.8 million. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $0.3 million.

OTHER INCOME

Other income for the three months ended December 31, 2004 and 2003 was immaterial. Approximately $0.2 million of other income was recorded during the three months ended December 31, 2003 as a result of the transition services agreement associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

BENEFIT (PROVISION) FOR INCOME TAXES

Benefit for income taxes was $0.5 million for the three months ended December 31, 2004, a decrease of $5.2 million from the provision for income taxes of $4.7 million for the three months ended December 31, 2003. The effective income tax rate was approximately –3.8% and 36.2% for the three months ended December 31, 2004 and 2003, respectively. The decrease in the effective rate is primarily attributable to an Internal Revenue Service (“IRS”) Appeals settlement, which resulted in a one-time reduction in income taxes of approximately $5.6 million. The decrease in the effective rate was partially offset by an increase in permanent adjustments and an increase in the projected annual income from continuing operations before provision for income taxes. The increase in permanent adjustments primarily relates to an increase in nondeductible amortization of intangible assets recorded as a result of the Company’s stock acquisitions completed during fiscal year 2004.

During fiscal year 2002, the IRS notified the Company that the federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report. The Company appealed certain audit findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS.

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Based on recent Tax Court rulings, the Company filed a refund claim with the IRS during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflected a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss.

During the three months ended December 31, 2004, the Company reached a settlement with the Appeals Office of the IRS regarding its audit findings for the fiscal years ended March 31, 2000 and March 30, 2001and the refund claim. This settlement, which is subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a one-time reduction to the provision for income taxes of approximately $5.6 million, or approximately $0.08 diluted earnings per share. Management believes that the Joint Committee will uphold and approve the agreed-upon settlement with the Appeals Office of the IRS.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company plans to appeal certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

INCOME (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS

The income on disposal of discontinued operations of $1.3 million recorded during the three months ended December 31, 2004 represented (i) a reversal of the remaining accrued loss on disposal of $0.3 million, net of provision for income taxes of approximately $0.2 million, in order to true-up management’s estimated legal and professional fees based on actual payments made and (ii) a reversal of a tax reserve of approximately $1.0 million.

The Company recorded a deferred tax asset of approximately $58.0 million at December 31, 2004, which represented the tax effect of the actual loss generated as a result of the sale of the Imaging Business. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the Buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. Management estimates that this NOL will be carried forward and applied against regular taxable income in future years. In future periods, the provision for income taxes will be recorded in the statements of operations at the appropriate effective tax rate based on income generated by the Company.

NET INCOME

Net income for the three months ended December 31, 2004 totaled $15.7 million compared to net income of $8.3 million for the three months ended December 31, 2003. Variances are due to the factors discussed above.

NINE MONTHS ENDED DECEMBER 31, 2004 VERSUS NINE MONTHS ENDED DECEMBER 31, 2003

NET SALES

	For the Nine Months Ended
(dollars in millions)	December 31, 2004	December 31, 2003	Increase	Percent Change

Physician Business	$697.5	$653.1	$44.4	6.8%
Elder Care Business	375.0	345.4	29.6	8.6%

Total	$1,072.5	$998.5	$74.0	7.4%

The comparability of net sales period over period is impacted by the number of selling days in each quarter. The nine months ended December 31, 2004 and 2003 consisted of 188 and 192 selling days, respectively. The following table summarizes net sales per billing day period over period:

	Net Sales Per Billing Day For the Nine Months Ended
(dollars in millions)	December 31, 2004	December 31, 2003	Percent Change

Physician Business	$3.7	$3.4	9.1%
Elder Care Business	2.0	1.8	10.9%

Total	$5.7	$5.2	9.7%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in pharmaceutical sales (excluding influenza vaccine sales) of approximately $25.8 million, (ii) an increase in branded consumable product sales of approximately $23.9 million, (iii) an increase in equipment sales of approximately $10.2 million, and (iv) an increase in private label consumable product sales of approximately $6.4 million, offset by (i) a decrease in influenza vaccine sales of approximately $21.0 million and (ii) a decrease in immunoassay sales of approximately $2.4 million. Pharmaceutical product sales during the nine months ended December 31, 2004 were negatively impacted by Chiron’s inability to manufacture the Fluvirin® influenza vaccine. The strategic plan for fiscal year 2005 included approximately $44.0 million of influenza vaccine sales. Due to the unavailability of the Fluvirin® influenza vaccine, diluted earnings per share for the nine months ended December 31, 2004 was negatively impacted by approximately $0.04. Excluding the impact of the influenza vaccines, net sales continued to be positively impacted by revenue growth programs that are discussed above. Influenza vaccine sales for the nine months ended December 31, 2004 were approximately $2.3 million compared to $23.3 million for the nine months ended December 31, 2003.

The following table compares the product sales mix period over period:

	For the Nine Months Ended
	December 31, 2004	December 31, 2003

Consumable products	64.7%	64.4%
Pharmaceutical products	17.3%	17.7%
Equipment and Immunoassay	18.0%	17.9%

Total	100.0%	100.0%

Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program. Pharmaceutical product sales were positively impacted during the nine months ended December 31, 2004 as a result of expanding the Physician Business’ product offering. However, the unavailability of the influenza vaccine negatively impacted the pharmaceutical product sales mix during the nine months ended December 31, 2004. Management expects the sales mix for the fiscal year ended April 1, 2005 compared to the fiscal year ended April 2, 2004 to continue to be impacted by MHRA’s action to suspend Chiron’s license to manufacture the Fluvirin® influenza vaccine.

Elder Care Business

The increase in net sales is primarily attributable to (i) an increase in sales to skilled nursing home facilities of approximately $20.3 million, which includes a decrease in net sales to corporate-owned facilities of approximately $6.0 million and an increase in sales to home care facilities of $3.9 million and (ii) an increase in ancillary billing service fees of $7.2 million as a result of an acquisition consummated during fiscal year 2004. The growth in net sales to skilled nursing home facilities primarily resulted from new customers, acquisitions, increased penetration in existing customer facilities, and the introduction of new product lines. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities. Net sales during the nine months ended December 31, 2004 decreased approximately $10.0 million as a result of the loss of Integrated Health Services, Inc., a national chain customer, during fiscal year 2004.

Net sales were impacted by the continued implementation of the innovative Elder Care customer specific solution programs discussed above.

The following table compares the customer segment sales mix period over period:

	For the Nine Months Ended
	December 31, 2004	December 31, 2003
Nursing home and assisted living
facilities:
Corporate accounts	48.1%	53.2%
Independent accounts	31.0%	25.6%

Subtotal	79.1%	78.8%
Home care	20.9%	21.2%

Total	100.0%	100.0%

The sales mix comparison period over period has been impacted by management’s increased focus during fiscal years 2004 and 2005 on growing independent and regional accounts and on increasing sales to the home care market to offset the impact of large, national chain customer divestitures.

Net sales period over period were also positively impacted by business combinations consummated during fiscal years 2004 and 2005. As a result of these business combinations, approximately $27.3 million of additional net sales were recognized during the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.

GROSS PROFIT

Gross profit for the nine months ended December 31, 2004 totaled $310.3 million, an increase of $27.3 million, or 9.7%, from gross profit of $283.0 million for the nine months ended December 31, 2003. Gross profit as a percentage of net sales increased 60 basis points to 28.9% during the nine months ended December 31, 2004 from 28.3% during the nine months ended December 31, 2003.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as increased profitability generated by inventory procurement-to-pay process improvements. The Company believes its strategy of centralizing the procurement and disbursements functions has resulted, and will continue to result, in efficiencies and savings that will increase gross profit. Gross profit as a percentage of net sales increased approximately 20 basis points period over period as a result of earning higher vendor incentives. Gross profit during the nine months ended December 31, 2003 included influenza vaccine sales of approximately $23.3 million which generated a lower gross profit margin. Gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generally generate lower gross profit margins.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased primarily as a result of the replacement of revenues from lower margin national accounts with higher margin regional and independent accounts. In addition, ancillary billing services typically generate higher gross profit margins. Gross profit as a percentage of net sales may increase in future periods as a result of net sales growth in ancillary billing services. In addition, gross profit has increased as a result of increased vendor incentives.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Nine Months Ended
	December 31, 2004		December 31, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$109.2	15.6%	$107.1	16.4%	$2.1
Elder Care Business(a)	68.4	18.2%	58.3	16.9%	10.1
Corporate Shared Services(b)	16.5	1.5%	13.3	1.3%	3.2

Total(b)	$194.1	18.1%	$178.7	17.9%	$15.4

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 80 basis points period over period. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver as a percentage of net sales was 3.0% and 3.1% during the nine months ended December 31, 2004 and 2003, respectively. This percentage decrease is a result of a decrease in freight costs due to negotiated lower freight rates, route optimization of the Company’s fleet, and optimization of shipments between branches, offset by an increase in fuel costs.

There were relatively insignificant changes in the other components of general and administrative expenses period over period. However, marketing expenses increased approximately $0.7 million as a result of promotions for the revenue growth programs discussed above, incentive compensation increased approximately $0.6 million as a result of improved profitability, and legal fees increased approximately $0.5 million as a result of recent litigation.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 130 basis points period over period. Cost to deliver as a percentage of net sales was 4.2% and 4.1% during the nine months ended December 31, 2004 and 2003, respectively. During fiscal year 2004, management focused on reducing the cost to deliver which resulted in a decrease in freight costs due to negotiated lower freight rates, but this decrease was offset by an increase in fuel costs. Management anticipates that rising fuel costs may negatively impact the cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2005 and fiscal year 2006.

There were relatively insignificant changes in the other components of general and administrative expenses period over period. Such changes are primarily related to the acquisition of the ancillary billing company during fiscal year 2004 and the acquisition of a long-term medical supply distributor during the three months ended December 31, 2004, including (i) increased salary expense of approximately $2.5 million due to additional employees as a result of the business combinations completed during fiscal years 2004 and 2005 and (ii) increased amortization of intangible assets of approximately $1.0 million as a result of these business combinations. In addition, costs related to the implementation of the JD Edwards XE® platform were approximately $0.9 million during the nine months ended December 31, 2004.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in accrued incentive compensation of approximately $4.2 million which primarily related to triggering a projected higher pay-out under the Shareholder Value Plan due to improved profitability, (ii) an operating tax charge reserve of approximately $1.4 million was reversed during the three months ended October 3, 2003, (iii) an increase in depreciation of approximately $1.3 million, (iv) an increase in salary expense of approximately $1.2 million due to the addition of executive level management as well as general wage increases, and (v) an increase in professional fees of approximately $1.1 million primarily related to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, offset by (i) a decrease in business insurance expense of approximately $0.7 million due to general rate decreases, (ii) a decrease in the cost of the private data network of approximately $0.9 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission, and (iii) a decrease in medical insurance costs of approximately $0.7 million primarily related to improved medical claim experience compared to the prior period.

SELLING EXPENSES

	For the Nine Months Ended
	December 31, 2004		December 31, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$60.0	8.6%	$58.3	8.9%	$1.7
Elder Care Business	13.2	3.5%	11.4	3.3%	1.8

Total Company	$73.2	6.8%	$69.7	7.0%	$3.5

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased approximately 30 basis points, which is primarily attributable to leveraging the net sales growth across certain fixed selling expenses.

Elder Care Business

Selling expenses as a percentage of net sales increased approximately 20 basis points due to (i) the addition of higher margin business that pays higher commission rates, (ii) the addition of corporate account executives and sales representatives primarily in the home care market, and (iii) the increased selling expenses associated with the ancillary billing company that was acquired during fiscal year 2004 and the long-term medical supply distributor acquired during the three months ended December 31, 2004.

INCOME FROM OPERATIONS

	For the Nine Months Ended
	December 31, 2004		December 31, 2003
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$43.3	6.2%	$32.0	4.9%	$11.3
Elder Care Business	16.2	4.3%	15.8	4.6%	0.4
Corporate Shared Services	(16.5)	--	(13.2)	--	(3.3)

Total Company	$43.0	4.0%	$34.6	3.5%	$8.4

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the nine months ended December 31, 2004 totaled $5.5 million, an increase of $1.6 million, or 41.1%, from interest expense of $3.9 million for the nine months ended December 31, 2003. During the nine months ended December 31, 2004, the Company’s debt structure consisted of the $150 million senior convertible notes and variable rate borrowings under its revolving line of credit agreement. Interest expense and debt issuance costs related to the Company’s 2.25% convertible senior notes totaled approximately $3.3 million during the nine months ended December 31, 2004. The remaining interest expense of $2.2 million is attributable to the revolving line of credit. The daily average outstanding borrowings under the revolving line of credit during the nine months ended December 31, 2004 were approximately $33.0 million. The interest rate swap arrangement established an interest rate at 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million for four months during the period. During July 2004, the Company terminated $10 million of the notional amount. The amended interest rate swap arrangement established an interest rate at 3.945% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.75%) for a notional amount of $25 million for five months. Interest expense related to the interest rate swap was approximately $0.9 million during the period. Variable interest expense related to the daily average outstanding borrowings of $3.8 million (weighted average interest rate of 4.08%) was approximately $0.1 million. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $1.2 million.

During the nine months ended December 31, 2003, the Company’s debt structure consisted of variable rate borrowings under its revolving credit agreement. The daily average outstanding borrowings under the revolving line of credit during the nine months ended December 31, 2003 were approximately $101.9 million. The interest rate swap arrangement established an interest rate at 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million. Interest expense related to the interest rate swap was approximately $1.1 million. Variable interest expense related to the daily average outstanding borrowings of $89.4 million (weighted average interest rate of 3.80%) was approximately $1.9 million. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $0.9 million.

OTHER INCOME

Other income for the nine months ended December 31, 2004 totaled $1.0 million, a decrease of $2.7 million from other income of $3.7 million for the nine months ended December 31, 2003. The decrease is primarily related to the $3.0 million of other income that was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $9.6 million for the nine months ended December 31, 2004, a decrease of $3.6 million from the provision for income taxes of $13.2 million for the nine months ended December 31, 2003. The effective income tax rate was approximately 24.8% and 38.3% for the nine months ended December 31, 2004 and 2003, respectively. The effective rate decreased as a result of the IRS Appeals settlement which resulted in a one-time reduction in income taxes of approximately $5.6 million, or $0.08 diluted earnings per share. The decrease in the effective rate was partially offset by an increase in permanent adjustments and an increase in the projected annual income from continuing operations before provision for income taxes. The increase in permanent adjustments primarily relates to an increase in nondeductible amortization of intangible assets recorded as a result of the Company’s stock acquisitions completed during fiscal year 2004.

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

The loss on disposal of discontinued operations of approximately $0.4 million recorded during the nine months ended December 31, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1.8 million and (ii) interest of $0.4 million, offset by a reversal of a tax reserve of approximately $1.0 million and a benefit for income taxes of $0.8 million.

The loss on disposal of discontinued operations of approximately $0.3 million, net of a benefit for income taxes of $0.2 million, recorded during the nine months ended December 31, 2003 represented legal and professional fees.

NET INCOME

Net income for the nine months ended December 31, 2004 totaled $28.7 million compared to net income of $20.9 million for the nine months ended December 31, 2003. Variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Highlights

(dollars in thousands)	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31 2003

Cash Flow Information:
Net cash (used in) provided by
operating activities	$(3,297)	$12,995	$22,281	$31
Net cash used in investing
activities	(30,682)	(10,159)	(51,430)	(31,579)
Net cash provided by (used in)
financing activities	2,045	3,456	(16,122)	28,281

Net (decrease) increase in cash and
cash equivalents	$(31,934)	$6,292	$(45,271)	$(3,267)

(dollars in thousands)	As of
	December 31, 2004	April 2, 2004

Capital Structure:
Debt	$175,000	$185,000
Less: Cash and cash equivalents	(13,657)	(58,928)

Net debt	161,343	126,072
Shareholders' equity	264,142	239,188

Total capital	$425,485	$365,260

Operating Working Capital:
Accounts receivable	$209,342	$188,421
Inventories	147,470	99,864
Accounts payable	(127,465)	(91,160)

Total	$229,347	$197,125

Discussion of Cash Flows From Operating, Investing, and Financing Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operating working capital.

Cash flows from operating activities during the nine months ended December 31, 2004 reflects the Company’s utilization of $10.1 million (tax-effected) of net operating loss (“NOL”) carryforwards to offset current Federal and state tax liabilities. In addition, the NOL carryforwards were increased by approximately $5.9 million as a result of the IRS audit adjustments discussed above. As of December 31, 2004, the Company has $29.3 million (tax-effected) of NOL carryforwards remaining and expects to utilize the remaining Federal NOL carryforward, as well as a portion of the remaining state NOL carryforwards, through fiscal year 2006. In addition, during the nine months ended December 31, 2004:

  Accounts receivable increased approximately $17.6 million. The growth in accounts receivable from December 31, 2003 to December 31, 2004 was approximately 11.1%. This growth rate is consistent with the net sales growth rate of 10.0% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

  Inventories increased approximately $44.3 million (i) to support pharmaceutical sales growth in the Physician Business, (ii) to support further expansion into the durable medical equipment and homecare markets by the Elder Care Business, (iii) due to increased purchases in anticipation of price increases from certain vendors, (iv) to support the implementation of the JD Edwards XE® platform in the Elder Care Business, and (v) to protect customer service levels during the integration of the company acquired in the Elder Care Business during the three months ended December 31, 2004.

  Accounts payable increased approximately $30.6 million. This increase was not in line with the increase in inventories as a result of (i) an increase of accelerated payments to selected vendors to take advantage of more favorable discount terms compared to the prior period and (ii) the payment of aged accounts payable balances that were acquired during the three months ended December 31, 2004.

Overall, net cash provided by operating activities during the nine months ended December 31, 2004 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs to support net sales growth.

Cash flows from operating activities during the nine months ended December 31, 2003 reflects the Company’s utilization of $14.8 million (tax-effected) of NOL carryforwards to offset current Federal and state tax liabilities. In addition, during the nine months ended December 31, 2003:

  Accounts receivable increased approximately $32.4 million as a result of the successful sales growth initiatives launched during the first quarter of fiscal year 2004 in the Physician and Elder Care Businesses.

  Inventories increased approximately $32.2 million primarily to support pharmaceutical sales growth in the Physician Business and as a result of expansion into the durable medical equipment and housekeeping markets by the Elder Care Business.

  Accounts payable increased approximately $11.9 million. This increase did not correspond to the overall increase in inventories as a result of the Company’s acceleration of payments to selected vendors to take advantage of more favorable discount terms.

Net cash used in investing activities was $51.4 million and $31.6 million during the nine months ended December 31, 2004 and 2003, respectively. The following primarily impacted net cash used in investing activities during the nine months ended December 31, 2004 and 2003:

  Capital expenditures totaled $17.7 million and $10.4 million during the nine months ended December 31, 2004 and 2003, respectively, of which approximately $11.8 million and $5.6 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $1.6 million and $2.8 million during the nine months ended December 31, 2004 and 2003, respectively.

  Payments related to business combinations, net of cash acquired, were $22.2 million and $19.3 million during the nine months ended December 31, 2004 and 2003, respectively. During the nine months ended December 31, 2004, the Elder Care Business completed one acquisition and paid approximately $20.5 million, net of cash acquired of approximately $0.4 million. In addition, the Company paid approximately $1.7 million to the prior owners of a company acquired during fiscal year 2004 in accordance with an earn-out provision included in the purchase agreement. During the nine months ended December 31, 2003, the Company completed three acquisitions and paid approximately $19.3 million, net of cash acquired of approximately $0.1 million.

  During the nine months ended December 31, 2004, the Physician Business paid approximately $6.1 million to sales representatives for execution of non-solicitation agreements. Refer to Critical Accounting Policies for a discussion regarding non-solicitation agreements.

  Transaction and settlement costs related to the sale of the Imaging Business of approximately $4.9 million and $1.6 million were paid during the nine months ended December 31, 2004 and 2003, respectively. As a result of the final ruling from the arbitrator regarding the disputed net asset calculation, a cash payment of approximately $4.3 million was made to the buyer of the Imaging Business during the nine months ended December 31, 2004.

Net cash used in financing activities was $16.1 million during the nine months ended December 31, 2004 compared to net cash provided by financing activities of $28.3 million during the nine months ended December 31, 2003. Net cash (used in) provided by financing activities during the nine months ended December 31, 2004 and 2003 was primarily impacted by the following:

  During the nine months ended December 31, 2004, the Company decreased its borrowings under the revolving line of credit approximately $10.0 million. During the nine months ended December 31, 2003, the Company increased its borrowings under the revolving line of credit approximately $31.3 million.

  During the nine months ended December 31, 2004, the Company paid $9.9 million to repurchase approximately 1.0 million shares of the Company’s common stock at an average price of $9.91 per common share. During the nine months ended December 31, 2003, the Company paid $5.6 million to repurchase approximately 1.0 million shares of the Company’s common stock at an average price of $5.92 per common share.

  Proceeds received from the exercise of stock options were approximately $3.8 million and $1.5 million during the nine months ended December 31, 2004 and 2003, respectively.

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

On December 31, 2004, the Company maintained a $200 million revolving line of credit. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. At December 31, 2004, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $191.9 million under the revolving line of credit and had outstanding borrowings of $25.0 million.

As discussed in Note 10, Purchase Business Combinations, on October 7, 2004 the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The maximum aggregate purchase price is approximately $26.5 million, subject to certain adjustments as set forth in the purchase agreement, of which approximately $19.8 million was paid in cash at the closing and was funded by cash on hand. Pursuant to the terms of the purchase agreement, the remaining purchase price of up to $5.6 million will be paid to the Seller by April 30, 2005 if minimum revenue thresholds are met in future periods and final working capital balances as of the closing date are validated and settled.

As discussed in Note 13, Subsequent Event, the Company entered into a Sourcing Services Agreement, dated as of January 19, 2005 (the “Sourcing Agreement”), with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co. Ltd., Mark Engle, Elaine Fong, and Dr. Gao Zhan (collectively “Tiger Medical”). The exclusive Sourcing Agreement focuses on two primary objectives – deliver consistent, high-quality medical products and improve supply chain efficiencies for healthcare customers in the United States. Subject to the terms and conditions of the Sourcing Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical. Pursuant to the terms of the Sourcing Agreement, the Company made an initial equity investment of $1.0 million in Tiger Medical on January 25, 2005. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1.0 million and $32.5 million and depends on the satisfaction of certain performance targets. Any investments made by the Company during fiscal years 2006 through 2008 will be credited against the final purchase price to be paid by the Company. If at any time during the term of the Sourcing Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by (i) maintaining appropriate levels of liquidity under its revolving line of credit and (ii) using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of December 31, 2004, the Company has not entered into any material working capital commitments that require funding, other than those obligations disclosed in the future minimum obligation table below.

2.25% Convertible Senior Notes

On March 8, 2004, the Company sold $150 million principal amount of 2.25% convertible senior notes, which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120% of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s Investor Services (“Moody’s”) is at or below Caa1 or the corporate credit rating assigned by Standard & Poor’s Ratings Services, a division of McGraw Hill Companies, Inc. and its successors (“S&P”), is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. Once the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2008. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization (the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended December 31, 2004 and 2003 was 4.16% and 3.70%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 31, 2004 and December 31, 2003 was 3.94%. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. Borrowings under the revolving line of credit are anticipated to (i) fund future requirements for working capital, capital expenditures, and acquisitions and (ii) issue letters of credit.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement originally dated May 20, 2003 has been amended as follows:

  The First Amendment dated June 24, 2003 primarily finalized the syndication of the Credit Agreement to the Lenders.

  The Second Amendment dated December 16, 2003 primarily increased the maximum borrowings under the Credit Agreement from $150 million to $200 million. In addition, this amendment redefined the applicable margin applied to the Bank’s prime rate or LIBOR.

  The Third Amendment dated March 1, 2004 obtained the Lenders’ approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company’s common stock, including any repurchases made subsequent to May 20, 2003. In addition, this amendment locked the interest rate on the Credit Agreement at the Bank’s prime rate or at LIBOR plus 2.00% for the period of one year, concurrent with the Company’s fiscal year 2005.

  The Fourth Amendment dated June 1, 2004 obtained the Lenders’ approval to increase the aggregate amount of permitted stock repurchases from $42.0 million to $55.0 million, which includes any stock repurchases made subsequent to May 20, 2003.

  The Fifth Amendment dated December 31, 2004 obtained the Lenders’ approval to (i) extend the term of the agreement two years to March 31, 2008, (ii) increase the aggregate amount of permitted stock repurchases from $55.0 million to $80.0 million, which includes any stock repurchases made subsequent to May 20, 2003, (iii) increase the aggregate amount of permitted acquisitions from $50.0 million to $75.0 million, which includes any acquisitions made subsequent to May 20, 2003, (iv) sets the applicable margin level for Base Rate and LIBOR loans to -0.25% and 1.75%, respectively, for the period beginning December 31, 2004 and ending March 26, 2005.

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

On July 19, 2004, the Company elected to reduce the notional amount of the interest rate swap from $35 million to $25 million. Accordingly, during the nine months ended December 31, 2004, the Company reclassified a gain of $0.1 million from accumulated other comprehensive income to interest expense related to the portion of the swap that was terminated.

As of December 31, 2004, the swap carries a notional principal amount of $25 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. At December 31, 2004, the Company recorded an unrealized gain, net of tax, of approximately $0.2 million for the estimated fair value of the swap agreement in accumulated other comprehensive income in the accompanying consolidated balance sheet. The unrealized loss at April 2, 2004 was immaterial.

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

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares. These repurchases depend upon market conditions and other factors, and are to be made in the open market, in privately negotiated transactions, or otherwise. During the nine months ended December 31, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. During the nine months ended December 31, 2003, the Company repurchased approximately 1.0 million shares of common stock under a previously approved stock repurchase program at an average price of $5.92 per common share.

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

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, contractual purchase commitments, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under non-competition agreements. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2005 (remaining 3 months)	2006	2007	2008	2009	Thereafter	Total

Revolving line of credit(a)	$600	$2,900	$2,900	$27,900	$--	$--	$34,300
2.25% convertible senior notes	1,688	3,375	3,375	3,375	3,375	200,625	215,813
Operating leases:
Operating	5,439	16,938	12,066	8,529	5,550	11,695	60,217
Restructuring	133	243	19	--	--	--	395
Non-competition agreements	166	36	35	28	28	58	351
Purchase commitments(b)	53	116	55	--	--	--	224

Total	$8,079	$23,608	$18,450	$39,832	$8,953	$212,378	$311,300

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until March 31, 2008. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until fiscal year 2008. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels’ of borrowings.

(b)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of December 31, 2004, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in the Annual Report on Form 10-K for the fiscal year ended April 2, 2004 filed on June 14, 2004, other than those discussed below.

Revenue Recognition

Physician Business

The Physician Business has two primary sources of revenue: the sale of consumable products and the sale of equipment.

  Revenue from the sale of consumable products is recognized when products are shipped or delivered. Revenue for these products is recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

  Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for potential product returns and estimated billing errors. Management analyzes sales allowances quarterly using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns or billing errors.

Elder Care Business

The Elder Care Business has four primary sources of revenue: the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers, the sale of consumable products to Medicare eligible customers; the sale of equipment; and fees earned for providing Medicare Part B billing services.

  Revenue from the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers is recognized when products are shipped or delivered. Revenue for these products is recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

  Revenue from the sale of consumable products to Medicare eligible customers is recognized upon estimated usage of the product. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payors or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators.

  Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled.

  Revenue from providing Medicare Part B billing services on a fee for service or a full assignment basis to Medicare eligible customers is recognized during the period the supplies being billed to Medicare are delivered to patients.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for potential product and equipment returns, revenue adjustments related to actual usage of products by eligible Medicare Part B patients, Medicare Part B reimbursement denials, and billing errors. Management analyzes product returns and billing errors using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns or billing errors. Management analyzes revenue adjustments related to estimated usage of products by eligible Medicare Part B patients and Medicare Part B reimbursement denials using historical actual cash collection and actual adjustments to gross revenue for a certain period of time. Additional allowances are recorded for any significant specific adjustment known to management.

Consolidated sales allowances are immaterial and generally represent less than 0.5% of gross sales during a three month period.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

During the three months ended December 31, 2004, the Company made non-solicitation payments to certain sales representatives that will be tested annually or more frequently for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment of non-solicitation agreements exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the non-solicitation covenants, (ii) a decline in sales generated by a sales representative below the amount that the non-solicitation was based upon, (iii) death, or (iv) full retirement by the sales representative.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

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

During the quarter ended April 2, 2004, the Elder Care Business began the implementation of the JD Edwards XE® platform. As of December 31, 2004, five of the Elder Care Business’ full-service distribution centers were converted to this new application, which has different and effective internal controls over financial reporting compared to the effective controls of the old operating system. The implementation of this new operating system at the remaining full-service distribution centers will continue through fiscal year 2005 and is expected to be completed during the second quarter of fiscal year 2006.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 11, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on April 2, 2004.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any stock during the three months ended December 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.5	Asset Purchase Agreement, dated as of October 7, 2004, among the Company, each of the Company's subsidiaries therein named, the Skoronski Corporation and Stephen M. Skoronski (Portions omitted pursuant to a request for confidential treatment - Separately filed with the SEC)

15	Awareness Letter from KPMG LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 9, 2005.

PSS WORLD MEDICAL, INC

By: /s/ David M. Bronson David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)