Form 10-K
period 2005-04-01
PSS WORLD MEDICAL INC
filed 2005-06-15
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 1, 2005

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

Yes  ☑    No  ☐

The aggregate market value of common stock held by nonaffiliates, computed by reference to the closing price as reported on the NASDAQ, as of October 1, 2004 was approximately $612,267,000.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at June 10, 2005, was 65,210,191.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 1, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Reports on Form 8-K, reports to shareholders, press releases, and other communications. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K that involve risks and uncertainties include, without limitation:

•	management’s belief that the elder care market is expected to continue benefiting from the increasing growth rate of the elderly U.S. population and the expansion of provider care into the patient’s home;

•	management’s belief that the physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices;

•	management’s belief that the additional funding under the Medicare and Medicaid programs during 2000 through 2004, or “add-on” reimbursement payments for providers of skilled nursing and long-term care services, have positively impacted the financial strength of companies providing these services;

•	management’s belief that the recent changes to Medicare and Medicaid reimbursement rates and the introduction of the Medicare/Medicaid prescription drug program that became effective in October 2003 has positively impacted, and will continue to positively impact, the financial condition of elder care providers and the financial strength of the elder care industry;

•	management’s belief that its Global Sourcing team is developing adequate controls, procedures, and infrastructure to import products without supply interruptions, legal infringement issues, governmental compliance issues, and product quality deficiencies;

•	management’s expectation that the implementation of the JDE XE customer service module at the Elder Care Business will be successfully completed during the fiscal year 2006;

•	management’s belief that the healthcare services industry will continue to be subject to extensive regulation at the Federal, state, and local levels and the Company has adequate compliance programs and controls to ensure compliance with the laws and regulations;

•	management’s belief that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company;

•	management’s belief that relations with employees are good and the Company’s long-term success depends on good relations with its employees, including its sales professionals;

•	the Company’s intent to vigorously defend the proceedings resulting from the securities class action lawsuit which is described in Item 3, Legal Proceedings, and Note 16, Commitments and Contingencies;

•	management’s belief that the outcome of proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations;

•	management’s anticipation that no cash dividends will be declared in the foreseeable future;

•	management’s belief that nursing home divestitures may continue to impact net sales during fiscal year 2006 as large, national chain customers may continue to divest facilities located in states with high malpractice claims, high insurance costs, and litigation exposure;

•	management’s belief that voluntary or involuntary changes in control of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company;

•	management’s belief that its strategy of centralizing the procurement and disbursements functions has resulted, and will continue to result, in efficiencies and savings that will partially offset pricing declines;

•	management’s expectation that gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business;

•	management’s belief that its global sourcing strategy is expected to improve its cost competitiveness and significantly increase the Physician and Elder Care Businesses’ gross margins on certain products;

•	management’s expectation that gross profit as a percentage of net sales may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

•	management’s anticipation that rising fuel costs may continue to negatively impact both the Physician Business’ and the Elder Care Business’ cost to deliver or expected improvements in cost to deliver during fiscal year 2006;

•	management’s belief that the Congressional Joint Committee on Taxation will approve the agreed-upon settlement with the Appeals Office of the Internal Revenue Service (December 2004);

•	management’s expectation that the results of the Internal Revenue Service audit of the Federal income tax returns for fiscal years 2002 and 2003 will not have a material impact on the financial condition or consolidated results of operations of the Company;

•	management’s expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

•	management’s belief that the Company may seek to retire its outstanding equity through cash purchases and/or reduce its debt;

•	management’s belief that the Company may seek to issue additional debt or equity to meet its future liquidity requirements;

•	management’s belief that the transaction-based and performance-based vendor rebate contracts will continue to be renewed in future periods with terms consistent with the Company’s expected revenue growth rates;

•	management’s expectations that the effect of adopting Emerging Issues Task Force Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, and Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, did not or will not have a material impact on the Company’s financial condition or results of operations;

•	management’s belief that the Company may elect to settle the principal amount of its 2.25% convertible senior notes in cash;

•	management’s belief that the deferred tax assets, net of the valuation allowance, as of April 1, 2005 will be realizable to offset the projected future taxable income;

•	management’s expectation of fully utilizing the Federal net operating loss carryforward as well as a portion of the remaining state net operating loss carryforwards during fiscal year 2006;

•	management’s belief that future quarterly operating results may fluctuate depending on a number of factors, including the timing of business acquisitions and changes in customer’s buying patterns of supplies, equipment, and pharmaceuticals; and

•	the Company’s belief that the Competitive Bidding Program for home care providers to be Beta tested in 2007 by the U.S. government will provide opportunities for the Company to expand its Elder Care Business.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors”. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors”.

PART I

ITEM 1.	BUSINESS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 43 full-service distribution centers, which serve all 50 states throughout the United States. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has recently made several acquisitions to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. Historically, the Company conducted business under a third operating segment, the Imaging Business or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. On November 18, 2002, the Company completed the sale of the Imaging Business. As a result, DI’s results of operations for fiscal year 2003 have been classified as discontinued operations. Refer to Note 17, Discontinued Operations, in the accompanying financial statements for a further discussion.

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home care and office-administered pharmaceutical segments of the United States (“U.S.”) healthcare industry is approximately $45 billion. These market segments consist of medical products, medical equipment, and pharmaceutical products administered in an out-patient setting, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s primary focus is a sub-segment of this larger market, which is a $26.5 billion market, including the distribution of medical products, medical equipment, and office-administered pharmaceutical products to physician offices, long-term care and assisted living facilities, and home healthcare providers and equipment dealers.

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to continue benefiting from the increasing growth rate of the elderly U.S. population and the expansion of provider care into the patient’s home. For example, the January 2000 U.S. Bureau of the Census estimated that the elderly population in the U.S. will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population that is in the greatest need of long-term and elder care services and this segment is projected to more than triple to over 14 million by the year 2040. The segment of the population who is age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices. Furthermore, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing these procedures in their offices. Currently, estimated growth rates for the physician and elder care markets is approximately 4.0% and 1.5%, respectively. The nursing home and homecare segments of the elder care market are growing at rates ranging from 1% to 2% and 5% to 7%, respectively. As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. As cited in The Centers for Medicaid and Medicare Services (“CMS”), Office of the Actuary, National Health Statistics Group 2002 study, Trends and Indicators in the Changing Health Care Marketplace, total national health care spending reached $1.3 trillion in

2000, or 13.2% of the nation’s gross domestic product, and it is expected to have reached $1.8 trillion in 2004. Health care spending is projected to reach $3.4 trillion in 2013, or 18.4% of the estimated gross domestic product. These statistics are generally released approximately 18 months subsequent to the measurement period in reports issued by CMS and the Office of the Actuary.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a significant portion of medical care costs in the United States. In recent years, Federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, home healthcare and other healthcare providers have affected spending budgets in certain markets within the medical products industry. The nursing home and home healthcare industries have been impacted by these changes, and shifts in operations and business strategies, facility divestitures of elder care providers as well as overall general economic conditions over the last few years.

However, management believes that the additional funding under the Medicare and Medicaid programs during 2000 through 2004, or “add-on” reimbursement payments for providers of skilled nursing and long-term care services, have positively impacted the financial strength of companies providing these services. The “add-on” reimbursement payments were scheduled to expire in September 2005, concurrently with the expected refinement of the Resource Utilization Groups (“RUGs”) during October 2005. The RUGs, which commenced as part of the Balanced Budget Act of 1997 and were further refined under the Balanced Budget Refinement Act of 1999, are used by CMS to classify skilled nursing facility residents into Medicare payment groups. In May 2005, the U.S. House of Representatives and Senate voted to delay the October 2005 expiration of the RUGs and “add on” reimbursement payments in phases beginning in January 2006 and extending through October 2006. In May 2005, CMS also issued its recommendation to refine the RUGs and expand the number of RUGs from 44 to 53, which included a overall reduction in reimbursements for elder care providers beginning in October 2005. Additionally, CMS recommended a 3% market basket increase (inflationary-related increase that is recommended by CMS and modified, approved or not approved by Congress annually) for all services administered by skilled nursing and other elder care service providers. The net effect of these changes in reimbursement as recommended by CMS, and if approved by Congress, is estimated to be essentially neutral or possibly no change in the effective reimbursement rates for fiscal year 2006 (beginning October 1, 2005). The final acceptance of CMS’ recommendations is due in August 2005. Management cannot yet determine the effects, if any, these changes may have on the financial strength of its customers and/or the elder care services industry. However, management believes the recent changes to the Medicare and Medicaid reimbursement rates along with the introduction of the Medicare/Medicaid prescription drug program that became effective October 2003 has positively impacted, and will continue to positively impact, the financial condition of elder care providers and the financial strength of the elder care industry.

The 2006 Federal budget presented for approval to Congress includes a cut in funding for Medicaid by $10 billion over five years, commencing in 2007. Congress also established a Medicaid commission to recommend changes to modernize the Medicaid program to ensure the cut in funding will be achieved over fiscal years 2007 through 2011. President Bush stated in his State of the Union address, which has subsequently been supported in speeches by members of Congress, that the majority of the $10 billion in savings is expected to come from prescription drug pricing, with indications that the primary source would be realized under the Medicare/Medicaid prescription drug program.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment and reagent revenues, and number of products distributed under exclusive or unique arrangements. The Physician Business has approximately 700 sales professionals.

Distribution Infrastructure

The Physician Business services customers throughout the United States through a distribution network consisting of 29 full-service distribution centers, 23 break-freight locations, 2 redistribution facilities, and 435 delivery vehicles at April 1, 2005. The operations of a full-service distribution center include sales support and certain administrative functions, such as customer billing, collections, cash application, and customer service, as well as general warehousing functions, such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. The procurement of inventory is centralized in Jacksonville, Florida. Full-service distribution centers receive inventory directly from manufacturers and distribute product to customers and break-freight locations. The operations of the break-freight locations include local sales support and product delivery. Break-freight locations receive inventory from full-service distribution centers and distribute product directly to customers on a daily basis. In order to meet the rapid delivery requirements of customers, most products are delivered using the Company’s fleet of leased delivery vehicles. The distribution network is complemented by myPSS.com, a customer Internet ordering portal, and Instant Customer Order Network (“ICON”), a laptop-based sales force automation tool which has enabled the Physician Business to extend customer-specific services with local market product and pricing flexibility.

During fiscal year 2003, the conversion to the JD Edwards XE® operating system and centralization of the purchasing function to the corporate office located in Jacksonville, Florida were completed. As a result, during fiscal years 2004 and 2005, the Physician Business focused on operational efficiencies and improvements to customer service.

Products

The Physician Business distributes over 75,000 products consisting of medical-surgical disposable supplies, pharmaceuticals, diagnostic equipment, and non-diagnostic equipment.

Medical-Surgical Disposable Supplies. This product category includes a broad range of medical supplies, including various types and sizes of paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods and casting products, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits for pregnancy, strep, mononucleosis, HIV, Chlamydia, and H-pylori. The Physician Business offers a broad array of branded products from numerous medical product manufacturers as well as its own private-label product line. The Physician Business is currently in the process of re-branding its private label product line from PSS Select to Select Medical Products in connection with the Company’s focus on leveraging its global sourcing channels to drive enhanced profitability and implementing a private-label branding strategy across its business segments.

Pharmaceuticals. This product category includes various vaccines, injectables, inhalants, topicals, opthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics, which are administered in the physician’s office.

Diagnostic Equipment. This product category includes various equipment lines such as blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, hyfrecators, spirometers, pulse oximeters, tympanometers, and microscopes. Sales of certain diagnostic equipment entail the ongoing reordering of disposable diagnostic reagents. Demand for diagnostic equipment has increased due to technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician’s office.

Non-Diagnostic Equipment. This product category includes all other equipment used in a medical practice such as aesthetic lasers, autoclaves, examination tables, medical scales, and furniture.

Customers

The Physician Business primarily distributes products to office-based physicians who specialize in internal medicine, family practice, primary care, pediatrics, OB/GYN, and general practice. The Physician Business’ target market consists of approximately 520,000 physicians practicing at over 230,000 sites.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Approximately 63%, 55%, and 52% of the Physician Business’ net sales during fiscal years 2005, 2004, and 2003, respectively, were sales to members of GPOs.

Competition

The Physician Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Physician Business are large, multinational, full-line distributors as well as many smaller regional and local distributors. The Physician Business’ principal competitors are national distributors including the General Medical operating division of McKesson Corporation, the Caligor operating division of Henry Schein, Inc., and the Allegiance operating division of Cardinal Health, Inc.

THE ELDER CARE BUSINESS

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the United States based on revenues, number of nursing home and national chain customers, number of sales representatives, and number of customer service agents. The Elder Care Business also provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full assignment basis. The Elder Care Business primarily serves the nursing home and homecare industries with limited penetration into the assisted living market segment. The nursing home industry refers to customers that operate skilled nursing facilities in the United States and can be divided into three segments: national chains, regional groups, and independent operators. The homecare industry refers to providers (companies, agencies, and care givers) of medical services, medical supplies, and equipment to patients in a home or residence setting.

Distribution Infrastructure

The Elder Care Business services customers throughout the United States through a distribution network consisting of 14 full-service distribution centers, 5 break-freight locations, 2 ancillary billing service centers, and 100 delivery vehicles at April 1, 2005. The operations of a full-service distribution center include sales support and general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Accounts receivable collections, cash application, and procurement of inventory are centralized in Jacksonville, Florida and customer order processing, customer billing, and customer service is centralized in Ridgeland, Mississippi. Full-service distribution centers receive inventory directly from manufacturers and distribute product to customers and break-freight locations. The operations of the break-freight locations include sales support and product delivery. Break-freight locations receive inventory from full-service distribution centers and distribute product directly to customers on a daily basis. In order to meet the rapid delivery requirements of our customers, product is delivered using either the Company’s fleet of leased delivery vehicles or third party common carriers. Coupled with a team of approximately 140 sales professionals and GSOnline, an automated customer Internet platform, the Elder Care Business provides consistent and reliable service to customers ranging from independent nursing homes to large national chains, as well as providers of home healthcare, sub-acute, rehabilitation, and transitional care.

Products

The Elder Care Business distributes over 22,000 medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, home medical equipment, and other supplies required by the long-term care patient.

Medical Supplies. This product category includes wound care supplies, needles and syringes, gauze, sutures, various types of examination gloves, urological supplies, and blood and urine testing supplies and test kits. The Elder Care Business offers a broad array of branded products from numerous manufacturers as well as its own private-label product line. The Elder Care Business is also currently in the process of re-branding its private label product line from GS Select to Select Medical Products.

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

Services

The Elder Care Business provides Medicare Part B billing services, either on a fee for service or a full assignment basis.

Customers

The Elder Care Business distributes to independent, regional, and national nursing home facilities, home health agencies, assisted living centers, hospices, and home medical equipment dealers. The Elder Care Business has a number of large, national chain customers, which have experienced significant financial pressure since the advent of the Prospective Payment System in 1998. Approximately 21%, 24%, and 30% of the Elder Care Business’ net sales for fiscal years 2005, 2004, and 2003, respectively, represent sales to its largest five customers.

Competition

The Elder Care Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Elder Care Business are large, national, or multinational distributors as well as many smaller national, regional, and local distributors. The Elder Care Business’ principal competitors are national distributors including the Redline operating division of McKesson Corporation; Medline, a national independent distributor; the Allegiance operating division of Cardinal Health, Inc.; and many independent, local, and regional distributors.

CORPORATE SHARED SERVICES

The Company continues to expand and enhance the use of a shared services model to drive productivity gains and cost savings. Corporate Shared Services is a concentration of Company resources performing functions across the organization with a common goal of providing lower operating costs and higher service levels. Corporate Shared Services includes: accounting and finance; information technology development, infrastructure, and support; operations management; global sourcing; regulatory compliance; human resources and payroll administration; Center for Career Development; and procurement of inventory and non-inventory products and services. Corporate Shared Services developed a comprehensive three-year strategic plan focused on maximizing the effectiveness and efficiency of the functional processes supporting the two operating segments. Costs incurred by Corporate Shared Services are allocated to the two operating segments.

VENDOR RELATIONSHIPS

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

The Company improves profitability by purchasing certain medical supplies, pharmaceutical products, and equipment at the lowest available price through volume discounts, rebates, and product line consolidation. Vendor contracted pricing and terms are negotiated by the Company’s vendor relations group.

The Company pursues opportunities to improve margins through increasing sales of private label products, leveraging the buying power of products common to the Physician Business and Elder Care Business, and implementing process improvements with vendor partners. The Company continues to seek enhancements for its sourcing and vendor relationships to improve its market position.

GLOBAL SOURCING

During fiscal year 2005, the Company began implementing its global sourcing strategy, which will provide the necessary resources for managing the global product sourcing process, quality assurance and controls, and product availability in alignment with the operating segments and customer standards. During fiscal year 2005, a multi-disciplined Global Sourcing team was created, consisting of several functional experts in areas such as global sourcing, logistics, supply chain design and management, vendor relations, product management, and business analysis. In addition, relationships with manufacturers in China were established, regulatory and quality assurance processes were established, and the United States distribution infrastructure and logistics processes were built. During the fourth quarter of fiscal year 2005, the Company entered into a sourcing services agreement in which the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers. Management believes that its Global Sourcing team is developing adequate controls, procedures, and infrastructure to import products without supply interruptions, legal infringement issues, governmental compliance issues, and product quality deficiencies.

INFORMATION SYSTEMS

Core Enterprise Resource Planning Applications – JD Edwards XE®

The Company has invested in the development of state-of-the-art distribution platforms to improve its distribution capability, opportunities, and efficiencies. The Company is currently leveraging these platforms to capture additional benefits and return on its investment. The Physician and Elder Care Businesses operate the JD Edwards XE® platform (“JDE XE”) at all distribution centers. During fiscal year 2005, the Elder Care Business successfully implemented the advanced warehouse distribution module of JDE XE at 9 of its 14 distribution centers. During the first quarter of fiscal year 2006, the Elder Care Business successfully completed this implementation at the remaining distribution centers. The Elder Care Business will begin implementing the customer service module of JDE XE during fiscal year 2006. Management anticipates that the implementation of this module will be successfully completed during the fiscal year 2006.

Supply Chain Management – i2 Demand Planner, Replenishment Planner, Demand Fulfillment

I2 Supply Chain Management (“SCM”) enables PSSI to strategize, plan, and execute the Company’s buy, move, store, fulfill, and service business processes across multiple locations to increase profitability. Specifically, i2 SCM assists the Company to (i) understand, predict, and manage customer demand collaboratively with channels and customers, (ii) profitably optimize supply to meet demand across multiple locations, (iii) communicate order delivery timing accurately to customers, and (iv) deliver customer orders at the lowest cost of fulfillment. Since the implementation of several i2 SCM products, the Company has been able to reduce inventory stocking levels, improve fill rates, increase inventory turnover, and increase cash provided by operating activities in distribution centers that were not involved in implementing the advanced warehouse module of JDE XE.

Customer/Sales Force Automation Systems

The Company’s Customer Relationship Management (“CRM”) systems create a seamless connection between customers, company distribution services, and vendor resources. Each of the operating segments of PSSI is developing and providing sales representatives and customers with the latest technology in CRM solutions.

The Physician Business’ laptop-based sales-force automation application, known as ICON, carries one year of customer buying history and accounts receivable detail, prices against complex GPO contracts, and transmits orders over a wireless network. The Physician Business’ internet portal, myPSS.com, launched during fiscal year 2001, provides its customers with a year of sales history, provides accounts receivable detail, and supports a number of purchasing methods. Approximately 82% of all orders in the Physician Business are electronic orders.

The Elder Care Business’ CRM systems include RepNet, GSOnline, AccuSCAN, FAST, and Budget Manager. These systems have significantly improved the availability of supply chain information analysis, speed, and consistency of service, allowing the Company to grow at more than two times the market growth rate. The Elder Care Business has been highly successful with these tools both with its sales force and its customer base. The Elder Care Business is the industry leader in eCommerce transactions with GSOnline and its business partnership with Direct Supply Systems, Inc. (“DSSI”). The DSSI network is the largest eBusiness network in the long-term care and assisted living industry. Approximately 69% of all orders in the Elder Care Business are electronic orders.

The Company is currently in the process of enhancing myPSS.com and GSOnline to a standardized, shared platform that will improve functionality and security without disruption to business operations. Management anticipates the implementation of this additional functionality will be completed during fiscal year 2006.

REGULATORY MATTERS

General

Federal, state, and local government agencies extensively regulate the distribution of medical devices and supplies and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. Applicable Federal and state statutes and regulations require the Company to meet various standards relating to, among other things, licensure, personnel, maintenance of proper records, privacy of health information, maintenance and repair of equipment, and quality assurance programs.

The costs to the Company associated with complying with the various applicable Federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Many Federal and state laws applicable to the Company are broadly worded and have not been interpreted by courts. They may be interpreted or applied by governmental authorities in a manner that differs from the Company’s interpretation and that could require the Company to make changes in its operating procedures. Allegations by a state or the Federal government that the Company has not complied with these laws could have a material adverse impact on the Company. If it is determined that the Company has not complied with these laws, or if the Company enters into settlement agreements to resolve allegations of non-compliance, the Company could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses or its ability to participate in Medicare, Medicaid and other Federal and state healthcare programs. Any of the foregoing could have a material negative impact on the Company. The Company believes that the healthcare services industry will continue to be subject to extensive regulation at the Federal, state, and local levels and the Company has adequate compliance programs and controls to ensure compliance with the laws and regulations.

The Food, Drug and Cosmetic Act, Prescription Drug Marketing Act of 1987, Safe Medical Devices Act of 1990, Controlled Substances Act and Various State Regulations

The Company’s business is subject to regulation under the Federal Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Safe Medical Devices Act of 1990, and state laws applicable to the manufacture, importation and distribution of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. In addition, the Company is subject to regulations issued by the Food and Drug Administration, the Drug Enforcement Administration, and comparable state agencies.

The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture and importation of drugs and medical devices shipped via interstate commerce, including such matters as labeling, packaging, storage, and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which business is conducted in accordance with federally established guidelines on storage, handling, and records maintenance. The Safe Medical Devices Act of 1990 imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury, or death caused by a medical device. The Company is also required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates.

The Anti-Kickback Statute

Under Medicare, Medicaid, and other government-funded healthcare programs, Federal and state governments enforce a Federal law called the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering, paying, soliciting or receiving anything of value to or from another person to induce the referral of business, including the sale or purchase of items or services covered by Medicare, Medicaid, or other federally subsidized programs. Many states also have similar anti-kickback statutes.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”) establishes (1) national standards for some types of electronic health information transactions and the data elements used in those transactions, (2) standards to protect the privacy of individually identifiable health information, and (3) security standards to ensure the integrity and confidentiality of health information. Health plans, health care clearinghouses and most health care providers, including the Company, are Covered Entities subject to HIPAA.

Other Laws

The Company is subject to various additional Federal, state and local laws, regulations, and recommendations in the United States, relating to the safe working conditions and the sales, use and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials, and supplies. Furthermore, the Department of Transportation regulates the conveyance of regulated materials, both in Company-leased delivery vehicles and via common carrier.

Impact of Changes in Healthcare Legislation

Federal, state and foreign laws and regulations regarding the sale and distribution of medical devices and supplies, over-the-counter and prescription pharmaceutical products by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing the manner in which the Company conducts its business could have a material adverse impact on the Company and could adversely affect its profitability.

The extensive Federal and state laws and regulations described above apply not only to the Company, but also to the manufacturers which supply the products distributed by the Company and the Company’s physician and other healthcare customers. For instance, medical product and device manufacturers are subject to design, manufacturing, labeling, promotion and advertising standards imposed on, as well as registration and reporting requirements regarding, their facilities and products. Likewise, pharmaceutical manufacturers are subject to development, manufacturing and distribution regulation by the Food and Drug Administration, the Drug Enforcement Administration and other Federal, state and local authorities. Failure of a manufacturer to comply with these requirements, or changes in such requirements, could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products. Such interruptions may result in a material adverse impact on the Company’s business. Similarly, changes in the extensive regulations, or in their interpretation or enforcement, applicable to the Company’s customers could adversely impact the Company’s business in ways which are difficult for the Company to predict.

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL (and Design), PSS, ANSWERS, and NIGHTINGALE, among others, and has applied to register the mark SELECT MEDICAL PRODUCTS (and Design). The Company believes that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company.

EMPLOYEES

As of April 1, 2005, the Company employed 3,116 full-time and 53 part-time employees. The Company believes that ongoing employee training is critical to its success and, accordingly, invests significant resources in recruiting, training, and continuing professional development. The Company’s Online Source for Career Advancement and Retention (“OSCAR”) is an innovative, Internet-based, enterprise-wide learning management system that is designed to provide a comprehensive learning environment and in-depth training for every employee. OSCAR enables employees to gain product, regulatory, career advancement, industry, and distribution-process knowledge and training within a consistent and reliable educational forum. At April 1, 2005, there were over 100 online classes available to employees and since inception, employees have completed over 53,000 classes online. Management believes that relations with employees are good and the Company’s long-term success depends on good relations with its employees, including its sales professionals.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Any documents that have been filed with the SEC may be read and copied, at prescribed rates, at its Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These documents are also filed with the SEC electronically and are accessible on the SEC’s Internet website found at www.sec.gov. Copies of materials we file with the SEC may also be obtained from our Internet website found at www.pssworldmedical.com.

The Company also provides public access to its Code of Ethics, the Audit Committee charter, and the Corporate Governance Committee charter. The Code of Ethics and Corporate Governance Committee charter may be viewed free of charge on the Company’s web site www.pssworldmedical.com. The Audit Committee charter is an exhibit to the Company’s definitive proxy Statement and may be obtained by writing to: PSS World Medical, Inc., Investor Relations, 4345 Southpoint Blvd., Jacksonville, Florida 32216.

ITEM 2.	PROPERTIES

Physician Business

At April 1, 2005, the Physician Business maintained 29 full-service distribution centers, 23 break-freight locations, and 2 redistribution facilities providing service to all 50 states. The Company leases all locations. The following tables identify the full-service distribution center and break-freight locations.

Full-Service Distribution Center Locations

Charlotte, NC	Kennesaw, GA	Phoenix, AZ	St. Louis, MO

Chicago, IL	Lenexa, KS	Plymouth, MN	St. Petersburg, FL

Denver, CO	Los Angeles, CA	Pittsburgh, PA	Tulsa, OK

Fairfield, NJ	Louisville, KY	Richmond, VA	Wareham, MA

Grand Prairie, TX	Lubbock, TX	Rochester, NY	West Sacramento, CA

Honolulu, HI	Memphis, TN	Salt Lake City, UT

Houston, TX	New Orleans, LA	San Antonio, TX

Jacksonville, FL	Orlando, FL	Seattle, WA

Break Freight Locations

Albany, NY	Columbia, SC	Nashville, TN	Roanoke, VA

Big Bend, WI	Hanover, MD	Omaha, NE	San Diego, CA

Blue Ash, OH	Knoxville, TN	Pelham, AL	Tallahassee, FL

Chattanooga, TN	Lafayette, LA	Pompano Beach, FL	Troy, MI

Chesapeake, VA	Las Vegas, NV	Portland, OR	Tyler, TX

Cleveland, OH	Little Rock, AR	Raleigh, NC

Elder Care Business

At April 1, 2005, the Elder Care Business maintained 14 full-service distribution centers, 5 break-freight locations, and 2 ancillary billing service centers providing service to all 50 states. The Company leases all locations. The following tables identify the full-service distribution center and break freight locations.

Full-Service Distribution Center Locations

Austell, GA	Mesquite, TX	Ontario, CA	Sacramento, CA

Gahanna, OH	Middletown, PA	Orlando, FL	Windsor, WI

Indianapolis, IN	Morrisville, NC	Portland, OR

Londonderry, NH	Omaha, NE	Ridgeland, MS

Break Freight Locations

Eau Claire, WI	Indianapolis, IN	Menomonee Falls, WI	San Antonio, TX

Houston, TX

In the aggregate, the Company’s service center locations consist of approximately 2.3 million square feet of leased space. The lease agreements have expiration dates ranging from April 2005 to August 2011 and facilities ranging in size from approximately 1,000 square feet to 113,200 square feet.

The Company’s corporate office consists of approximately 103,000 square feet of leased office space located at 4345 Southpoint Boulevard, Jacksonville, Florida 32216. This lease expires in March 2014.

As of April 1, 2005, the Company’s facilities provided adequate space for the Company’s operations. Throughout the Company’s history of growth, the Company has been able to secure adequate facilities to meet its operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations reference a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004 and April 6, 2005, during which the parties were not able to resolve their dispute. The parties all served motions for summary judgment and motions in limine to strike the opposing experts on May 11, 2005. These motions are currently pending. The case is set for trial in November 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company. An estimate of the potential range of loss is $1.0 million to $3.5 million.

On February 8, 2005, the Company settled a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims. The settlement agreement received court approval. Accordingly, during fiscal year 2005, the Company recorded a $2.6 million gain, which was offset by approximately $1.9 million of legal and professional fees and expenses incurred during this same period. The Company previously recorded approximately $0.4 million in legal and professional fees and expenses from the inception of the case in July 2003 through April 2, 2004.

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

No matters were submitted to a vote of shareholders during the quarter ended April 1, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock are quoted on Nasdaq Stock Market, Inc.’s National Market (“NASDAQ”) under the ticker symbol “PSSI.” The following table presents, for the periods indicated, the range of high and low sale prices per share of the Company’s common stock as reported on NASDAQ.

Quarter Ended	High	Low
Fiscal Year Ended April 2, 2004:
June 30, 2003	$6.70	$5.16
October 3, 2003	$10.09	$5.50
December 31, 2003	$12.86	$8.75
April 2, 2004	$13.55	$10.65
Fiscal Year Ended April 1, 2005:
June 30, 2004	$13.00	$8.92
October 1, 2004	$11.60	$8.60
December 31, 2004	$13.05	$9.06
April 1, 2005	$13.11	$11.00

Holders of Common Stock

As of June 13, 2005, there were approximately 1,601 holders of record of the Company’s common stock.

Cash Dividends

Since inception, the Company has neither declared nor paid cash dividends and intends to continue to retain earnings for the growth and development of the Company’s business. Accordingly, the Company does not anticipate that any cash dividends will be declared in the foreseeable future. The Company’s revolving line of credit agreement contains certain covenants that limit the amount of cash dividends that can be declared by the Company.

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

Equity Compensation Plan Information

The Company maintains several stock incentive plans (the “Plans”) for the benefit of employees, officers, and directors. The following table summarizes the potential dilution that could occur from past and future equity grants for all Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,280,000	$10.52	651,000	(2)

Equity compensation plan not approved by security holders(1)	1,304,000	$7.41	249,000	(3)

Total	6,584,000	$9.90	900,000

(1)	The 1999 Broad-Based Employee Stock Plan is the only equity compensation plan that is not approved by shareholders. Under this plan, 2,600,000 shares of the Company’s common stock are reserved for issuance to employees and consultants. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options, restricted stock, or unrestricted stock awards. The exercise price of options granted shall be at least the fair market value of the Company’s common stock on the date of grant. Unless otherwise specified by the Compensation Committee, options become fully vested and exercisable three years from the date of grant. Restricted stock awards, which generally vest ratably over a three-year period, may not be sold or transferred until the completion of such periods of service or achievement of such conditions as specified by the Compensation Committee. Upon a change in control of the Company, all stock awards shall become fully vested and exercisable, and all restrictions on restricted stock awards shall lapse.

(2)	All of these shares are available for issuance pursuant to awards of restricted stock, unrestricted stock, or performance awards.

(3)	All of these shares are available for issuance pursuant to awards of restricted stock or unrestricted stock. The plan provides that no more than 33% of the total shares authorized under the plan may be granted as awards of restricted stock or unrestricted stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data for fiscal years 2001 through 2005 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the restatement of the Imaging Business as discontinued operations. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,473,769	$1,349,917	$1,177,893	$1,104,145	$1,076,898
Income (loss) from continuing operations	39,384	28,703	8,814	11,400	(30,855)
Total loss from discontinued operations	(412)	(1,164)	(63,577)	(92,597)	(5,206)
Net income (loss)	$38,972	$27,539	$(54,763)	$(81,197)	$(36,061)

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$0.61	$0.43	$0.12	$0.16	$(0.43)
Total loss from discontinued operations	(0.01)	(0.02)	(0.91)	(1.30)	(0.08)

Net income (loss)	$0.60	$0.41	$(0.79)	$(1.14)	$(0.51)

Earnings (loss) per share - Diluted:
Income (loss) from continuing operations	$0.60	$0.42	$0.12	$0.16	$(0.43)
Total loss from discontinued operations	(0.01)	(0.02)	(0.90)	(1.29)	(0.08)

Net income (loss)	$0.59	$0.40	$(0.78)	$(1.13)	$(0.51)

Weighted average shares outstanding:
Basic	64,547	67,074	69,680	71,184	71,187
Diluted	65,607	67,990	70,374	71,953	71,309

Ratio of earnings to fixed charges(a)	3.7	4.2	1.6	1.7	(0.5)

Balance Sheet Data:
Working capital(b)	$228,583	$222,856	$91,591	$188,007	$205,983
Total assets	646,358	586,846	471,863	663,408	776,598
Long-term liabilities	$180,310	$171,290	$18,607	$141,495	$201,179

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.

(b)	Assets and liabilities of discontinued operations for fiscal years 2004, 2003, 2002, and 2001 have been excluded from this calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY’S STRATEGY

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States of America, with a goal to grow at twice the market growth rate in new and existing markets. The key components of the Company’s strategy include:

Develop and implement innovative customer solutions. The Company develops programs that focus on identified needs of its customers, including increasing practice cash flows, providing cost containment or reduction opportunities, and improving patient care.

The Physician Business utilizes the following programs to accomplish these objectives.

•	Advantage Club is a customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products.

•	Rx Extreme is a comprehensive program offering pharmaceutical, vaccine and general injectibles products to new and existing customers. The term “Extreme” symbolizes the Physician Business’ significant commitment to its sales force and customers to become the leading provider of these products.

•	Can-Do is an equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

The Elder Care Business utilizes the following programs to accomplish these objectives.

•	ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), and ANSWERS Home Medical Equipment (“ANSWERS HME”) are marketing programs that align improved business processes in the nursing home operations and purchasing, with more efficient distribution activities of the Elder Care Business. In addition to reducing distribution costs by encouraging more efficient buying patterns, these programs provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices, which improve patient care outcomes for the Elder Care customers.

•	ANSWERS Plus is an enhanced version of the ANSWERS marketing programs described above. In addition to the benefits of the ANSWERS program, ANSWERS Plus provides additional resources to the nursing home, home health, and hospice provider, in an effort to directly impact the quality of care provided to residents and patients. This is accomplished through combining all the resources provided by the ANSWERS manufacturer partners and the Elder Care Business to address the major issues facing the Elder Care Business.

•	Partners in Efficiency (“P.I.E.”) is a product program designed to reduce customers’ product procurement costs and increase operating efficiencies in their businesses by committing to certain purchasing levels and standardized ordering procedures.

•	Fast Accurate Supply Technology (“F.A.S.T”) is ordering, bar-code scanning, inventory management software that utilizes a Palm Pilot to keep track of inventory on hand at customer locations and facilitate automated replenishment of medical supplies.

•	AccuSCAN is a bar-code driven inventory management and ancillary billing system for tracking products, treatments, therapies, dietary activity, and rentals.

Leverage sales and marketing through relationships, products, and services. The Company believes that its sales professionals, which consists of approximately 840 employees, and their customer relationships and knowledge are strategic competitive advantages. The Company trains its sales professionals to build unique relationships with customers and provide solutions though innovative marketing programs, exclusive products, and new product or technology offerings. The Company seeks to establish unique distribution and marketing arrangements for selected products from leading medical product and technology manufacturers.

Be a center of operations excellence. The Company has made a significant investment in its distribution infrastructure, information systems, process reengineering, and training during the last three fiscal years. In order to maximize profitability and build a competitive edge in the market place, the Company will continue to focus on improving operations and distribution processes. During fiscal year 2003, the Physician Business initiated a rationalization program that redesigned its distribution network, reduced the number of full-service distribution centers, and centralized the inventory procurement process. As a result of the program, operating costs and working capital investments have been reduced while improving customer service levels, customer satisfaction, and operating margins. During fiscal year 2005, the Physician Business continued to leverage the infrastructure built during fiscal year 2003 and implemented various process improvements that have resulted in operating efficiencies and improved customer service levels.

During fiscal year 2002, the Elder Care Business completed the rationalization of its distribution infrastructure by reducing the number of full-service distribution centers from 26 to 13. During fiscal year 2003, the Elder Care Business focused on increasing operating efficiency to support current sales growth. During fiscal year 2004, the Elder Care Business began converting its Enterprise Resource Planning (“ERP”) system to JD Edwards XE® platform (“JDE XE”), the same technology platform as the Physician Business. During the conversion, the advanced warehouse distribution module was implemented, which facilitated the management and tracking of customer orders and inventory. As of April 1, 2005, the Elder Care Business successfully implemented the advanced warehouse distribution module of JDE XE at 9 of its 14 distribution centers.

Be the employer of choice within the industry. The Company believes its sales force, management, and associates are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training, and continuing professional development. The Company has significantly improved benefits offered to employees, human resource competency, communications regarding the Company’s strategy, and training programs. As a result, employee knowledge and understanding of their benefits has increased as well as understanding of the Company’s mission and business strategies. As a result, the Company’s turnover of employees continues to decrease with an additional decrease of over 13% in calendar year 2004 compared to calendar year 2003 due to this emphasis on employee development and training.

Conduct business in a legal and ethical manner. The Company believes that every employee is responsible for both the integrity and consequences of their actions and is expected to follow the highest standards of honesty, fairness and obedience to the law. No employee is to undertake any business activity that is, or gives the appearance of being, improper, illegal or immoral. Over the last several years, the Company has improved its compliance programs by strengthening and broadenings providing health, safety, and regulatory education training programs for its employees.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment for the past three fiscal years. Such financial information gives retroactive effect to the restatement of the Imaging Business (or “DI”) as discontinued operations. All dollar amounts presented below are in thousands unless otherwise indicated.

	Fiscal Year Ended
	2005		2004		2003
Net Sales:
Physician Business	$959,017		$880,598		$754,295
Elder Care Business	514,752		469,319		423,598

Total Company	$1,473,769		$1,349,917		$1,177,893

Net Sales Per Billing Day:(a)
Physician Business	$3,790		$3,413		$2,982
Elder Care Business	2,035		1,819		1,674

Total Company	$5,825		$5,232		$4,656

Income from Operations:
Physician Business	$61,971		$45,504		$22,850
Elder Care Business	23,572		21,890		18,275
Corporate Shared Services	(23,984)		(19,573)		(15,238)

Total Company	$61,559		$47,821		$25,887

	Fiscal Year Ended
	2005		2004		2003
Days Sales Outstanding:(b)
Physician Business	42.6		41.9		43.6
Elder Care Business	59.9		55.3		52.2

Days On Hand:(c)
Physician Business	45.2		40.3		39.8
Elder Care Business	35.3		28.2		30.6

Days in Accounts Payable:(d)
Physician Business	42.0		39.5		42.4
Elder Care Business	25.0		26.7		33.2

Cash Conversion Days:(e)
Physician Business	45.8		42.7		41.0
Elder Care Business	70.2		56.8		49.6

Inventory Turnover:(f)
Physician Business	8.0	x	8.9	x	9.0	x
Elder Care Business	10.2	x	12.8	x	11.8	x

(a)	Net sales per billing day are net sales divided by the number of selling days in the fiscal period. Fiscal years 2005, 2004, and 2003 consisted of 253, 258, and 253 days, respectively.

(b)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.

(c)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.

(d)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.

(e)	Cash conversion days is the sum of DSO and DOH, less DIP.

(f)	Inventory turnover is 360 divided by DOH.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 1, 2005 VERSUS FISCAL YEAR ENDED APRIL 2, 2004

NET SALES

	For the Fiscal Year Ended
(dollars in millions)	April 1, 2005	April 2, 2004	Increase	Percent Change
Physician Business	$959.0	$880.6	$78.4	8.9%
Elder Care Business	514.8	469.3	45.5	9.7%

Total Company	$1,473.8	$1,349.9	$123.9	9.2%

The comparability of net sales year over year was impacted by the number of selling days in each fiscal year. Fiscal years 2005 and 2004 consisted of 253 and 258 selling days, respectively. Accordingly, although net sales increased 9.2% during fiscal year 2005, average daily net sales increased 11.3% during fiscal year 2005, as shown in the following table.

	Average Daily Net Sales
(dollars in millions)	April 1, 2005	April 2, 2004	Percent Change
Physician Business	$3.8	$3.4	11.0%
Elder Care Business	2.0	1.8	11.9%

Total Company	$5.8	$5.2	11.3%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $41.4 million, (ii) an increase in pharmaceutical sales (excluding influenza vaccine sales) of approximately $37.0 million, (iii) an increase in equipment sales of approximately $13.3 million, and (iv) an increase in private label consumable product sales of approximately $8.7 million, offset by (i) a decrease in influenza vaccine sales of approximately $20.3 million and (ii) a decrease in immunoassay sales of approximately $2.8 million. Net sales continued to be positively impacted by utilizing the Advantage Club, Rx Extreme, and Can-Do revenue growth programs to increase sales of consumable products, pharmaceutical products, and equipment, respectively.

Net sales during the fiscal year ended April 1, 2005 were negatively impacted by Chiron Corporation’s (“Chiron”) inability to supply the Fluvirin® influenza vaccine to the U.S. market. Chiron was the Company’s primary supplier of the influenza vaccine and the Company anticipated approximately $44.0 million of influenza vaccine sales during fiscal year 2005. Actual influenza vaccine sales for the fiscal year ended April 1, 2005 were approximately $2.9 million compared to $23.2 million for the fiscal year ended April 2, 2004. Management has estimated that diluted earnings per share for the fiscal year ended April 1, 2005 was negatively impacted by approximately $0.04 due to the supply interruption of the Fluvirin® influenza vaccine.

The following table compares the product sales mix year over year:

	For the Fiscal Year Ended
	April 1, 2005	April 2, 2004
Consumable products	68.3%	68.9%
Pharmaceutical products (other than influenza vaccine product sales)	17.2%	14.5%
Influenza vaccine product sales	0.3%	2.6%
Equipment	14.2%	14.0%

Total	100.0%	100.0%

Elder Care Business

The increase in net sales is primarily attributable to (i) an increase in sales to skilled nursing home facilities of approximately $27.4 million, (ii) an increase in sales to home care facilities of $11.3 million, and (iii) an increase in ancillary billing service fees of $6.1 million. The growth in net sales to skilled nursing home facilities primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, the introduction of new product lines as well as the continued implementation of the ANSWERS, ANSWERS Housekeeping, ANSWERS Home Medical Equipment, Partners in Efficiency, Fast Accurate Supply Technology, and AccuSCAN customer solution programs. This increase was offset by a decrease in net sales to national accounts and is primarily attributable to the loss of a national chain customer and other national chain customers divesting nursing home facilities. Nursing home divestitures may continue to impact net sales during fiscal year 2006 as large, national chain customers may continue to divest facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. Furthermore, voluntary or involuntary changes in control of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company. Net sales during the fiscal year ended April 1, 2005 decreased approximately $9.2 million as a result of the loss of a national chain customer during fiscal year 2004.

Subsequent to year end, a national chain customer discontinued its medical supply contractual relationship, effective July 1, 2005. The trailing twelve months of net sales to this customer was approximately $27.0 million.

The following table compares the customer segment sales mix year over year:

	For the Fiscal Year Ended
	April 1, 2005	April 2, 2004
Nursing home and assisted living facilities:
National accounts	26.7%	29.7%
Regional accounts	22.4%	22.2%
Independent accounts	28.7%	26.4%

Subtotal	77.8%	78.3%
Home care	22.2%	21.7%

Total	100.0%	100.0%

The customer segment sales mix has been impacted by management’s increased focus during fiscal years 2004 and 2005 on growing sales to independent and regional accounts and increasing the penetration into the home care market, a strategy to mitigate the impact of large, national chain customer divestitures.

Net sales year over year were also positively impacted by business combinations consummated during fiscal years 2004 and 2005. As a result of these business combinations, approximately $37.5 million of additional net sales were recognized during fiscal year 2005 compared to fiscal year 2004.

GROSS PROFIT

Gross profit for the fiscal year ended April 1, 2005 totaled $423.4 million, an increase of $38.0 million, or 9.9%, from gross profit of $385.4 million for the fiscal year ended April 2, 2004. Gross profit as a percentage of net sales increased 20 basis points to 28.7% during the fiscal year ended April 1, 2005 from 28.5% during the fiscal year ended April 2, 2004.

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as increased profitability generated by inventory procurement-to-pay process improvements. The Company believes its strategy of centralizing the procurement and disbursements functions has resulted, and will continue to result, in efficiencies and savings that will partially offset pricing declines. Gross profit as a percentage of net sales decreased approximately 30 basis points year over year as a result of change in sales mix (excluding influenza vaccine sales) offset by an increase in vendor incentives earned. Gross margin on pharmaceutical product sales is typically lower than the gross margin on consumable products. Gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment. However, the Company’s global sourcing strategy is expected to improve its cost competitiveness and significantly increase its gross margins on certain products.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased approximately 110 basis points primarily due to replacing lower margin sales to larger accounts with higher margin sales to smaller accounts. In addition, ancillary billing service revenues have increased which typically generate higher gross profit margins. Furthermore, vendor incentives increased approximately $1.4 million year over year as a result of the revenue growth and changes in contract terms with vendors. Gross profit as a percentage of net sales may continue to increase in future periods as a result of net sales growth in ancillary billing services. In addition, the Company’s global sourcing strategy is expected to improve its cost competitiveness and significantly increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$144.8	15.1%	$143.9	16.3%	$0.9
Elder Care Business	93.4	18.2%	79.9	17.0%	13.5
Corporate Shared Services	24.0	—	19.6	—	4.4

Total Company	$262.2	17.8%	$243.4	18.0%	$18.8

Physician Business

General and administrative expenses as a percentage of net sales decreased 120 basis points year over year. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver represents all costs associated with the transportation and delivery of products to customers. Cost to deliver as a percentage of net sales was 2.9% and 3.1% during the fiscal years 2005 and 2004, respectively. This percentage decrease is a result of a decrease in freight costs due to negotiated lower freight rates, route optimization of the Company’s fleet, and optimization of shipments between branches, offset by a significant increase in fuel costs. Management anticipates that rising fuel costs may continue to negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2006.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 120 basis points year over year. Cost to deliver as a percentage of net sales was 4.3% and 4.1% during the fiscal years 2005 and 2004, respectively. During fiscal year 2004, management focused on reducing the cost to deliver which resulted in a decrease in freight costs due to negotiated lower freight rates, but this decrease was exceeded by a significant increase in fuel costs. Management anticipates that rising fuel costs may continue to negatively impact the cost to deliver or expected improvements in cost to deliver during fiscal year 2006.

Changes in the other components of general and administrative expenses year over year are primarily related to the acquisition of an ancillary billing company during fiscal year 2004 and the acquisition of a long-term medical supply distributor during the three months ended December 31, 2004, including (i) increased salary expense of approximately $3.8 million due to additional employees as a result of these business combinations completed and (ii) increased amortization of intangible assets of approximately $1.3 million as a result of these business combinations. In addition, costs related to the implementation of the JDE XE were approximately $1.1 million during fiscal year 2005. These increases were offset by a decrease in bad debt expense of approximately $0.8 million, which was primarily a result of a decrease in specific allowances recorded for customers entering into bankruptcy during fiscal year 2005 compared to fiscal year 2004.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in accrued incentive compensation of approximately $4.7 million primarily related to the achievement of targets under the Shareholder Value Plan and short term incentive plans, (ii) the reversal of an operating tax charge reserve of approximately $1.4 million during the second quarter of fiscal year 2004, (iii) an increase in depreciation of approximately $1.7 million, (iv) an increase in salary expense of approximately $2.5 million due to the addition of executive level management as well as general wage increases, and (v) an increase in professional fees of approximately $2.3 million primarily related to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, offset by (i) a settlement for a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims, (ii) a decrease in business insurance expense of approximately $1.5 million due to general rate decreases, and (iii) a decrease in the cost of the private data network of approximately $0.9 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission.

SELLING EXPENSES

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$81.6	8.6%	$78.3	8.9%	$3.3
Elder Care Business	18.0	3.5%	15.8	3.4%	2.2

Total Company	$99.6	6.8%	$94.1	7.0%	$5.5

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased approximately 30 basis points, which is primarily attributable to leveraging the net sales growth across certain fixed selling expenses. A portion of the decrease is also attributable to the change in the sales mix. Pharmaceutical product sales and equipment sales as a percentage of total sales increased year over year. Commission rates on pharmaceutical product and equipment sales are generally lower as these sales generate lower gross profit margins.

Elder Care Business

Selling expenses as a percentage of net sales increased approximately 10 basis points due to (i) the addition of higher margin business that pays higher commission rates, (ii) the addition of corporate account executives and sales representatives primarily in the home care market, and (iii) the increased selling expenses associated with the ancillary billing company that was acquired during fiscal year 2004.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$62.0	6.5%	$45.5	5.2%	$16.5
Elder Care Business	23.6	4.6%	21.9	4.7%	1.7
Corporate Shared Services	(24.0)	—	(19.6)	—	(4.4)

Total Company	$61.6	4.2%	$47.8	3.5%	$13.8

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the fiscal year ended April 1, 2005 totaled $6.9 million, an increase of $1.3 million, or 23.3%, from interest expense of $5.6 million for the fiscal year ended April 2, 2004. Capitalized interest was approximately $0.4 million during fiscal year 2005 and was immaterial during fiscal year 2004. During fiscal year 2005, the Company’s debt structure consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit agreement. During fiscal year 2004, the Company’s debt structure primarily consisted of the variable rate borrowings under its revolving line of credit agreement, as the Company issued the $150 million senior convertible notes on March 8, 2004, near the end of fiscal year 2004.

Interest expense and amortization of debt issuance costs related to the Company’s 2.25% convertible senior notes totaled approximately $4.4 million during fiscal year 2005 compared to $0.3 million during fiscal year 2004. Interest expense, debt issuance costs, and unused line fees related to the revolving line of credit totaled approximately $2.9 million during fiscal year 2005 compared to $5.3 million during fiscal year 2004.

The daily average outstanding borrowings under the revolving line of credit during fiscal years 2005 and 2004 were approximately $34.3 million and $101.2 million, respectively. The interest rate swap arrangement established an interest rate at 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million for four months during fiscal year 2005 and twelve months during fiscal year 2004. In July 2004, the Company terminated $10 million in notional amount of the interest rate swap. The amended interest rate swap arrangement established an interest rate at 3.945% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.75%) for a notional amount of $25 million for eight months of fiscal year 2005. Interest expense related to the interest rate swap was approximately $1.1 million and $1.5 million during fiscal years 2005 and 2004, respectively. Variable interest expense related to the daily average outstanding borrowings of $6.1 million (weighted average interest rate of 4.8%) during fiscal year 2005 was approximately $0.3 million. Variable interest expense related to the daily average outstanding borrowings of $66.2 million (weighted average interest rate of 3.9%) during fiscal year 2004 was approximately $2.6 million. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $1.5 million and $1.2 million during fiscal years 2005 and 2004, respectively.

OTHER INCOME

Other income for the fiscal year ended April 1, 2005 totaled $1.2 million, a decrease of $2.7 million from other income of $3.9 million for the fiscal year ended April 2, 2004. The decrease is primarily related to the $3.0 million of other income that was recorded as a result of the transition services agreement (“TSA”) associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $16.8 million for the fiscal year ended April 1, 2005, a decrease of $0.8 million from the provision for income taxes of $17.6 million for the fiscal year ended April 2, 2004. The effective income tax rate was approximately 29.9% and 38.0% for fiscal year 2005 and 2004, respectively. The decrease in the effective rate is primarily attributable to an Internal Revenue Service (“IRS”) Appeals settlement, described below, which resulted in a reduction in the provision for income taxes for fiscal year 2005 of approximately $5.6 million. The decrease in the effective rate was partially offset by an increase in permanent adjustments and an increase in annual income from continuing operations before provision for income taxes. The increase in permanent adjustments primarily relates to a decrease in the value of cash surrender value of company-owned life insurance policies.

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Also during fiscal year 2002, the IRS notified the Company that the Federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report. The Company appealed certain audit findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Based on recent Tax Court rulings, the Company filed a refund claim with the IRS during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflected a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss.

During the three months ended December 31, 2004, the Company reached a settlement with the Appeals Office of the IRS regarding its audit findings for the fiscal years ended March 31, 2000 and March 30, 2001 and the refund claim. This settlement, which is subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes of approximately $5.6 million. Management believes that the Joint Committee will approve the agreed-upon settlement with the Appeals Office of the IRS.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company has appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

TOTAL LOSS FROM DISCONTINUED OPERATIONS

The loss on disposal of discontinued operations of approximately $0.4 million recorded during the fiscal year ended April 1, 2005 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1.8 million and (ii) interest of $0.4 million, offset by (iii) a reversal of a tax reserve of approximately $1.0 million and (iv) a benefit for income taxes of $0.8 million.

The loss on disposal of discontinued operations of approximately $1.2 million, net of a benefit for income taxes of $0.7 million, recorded during the fiscal year ended April 2, 2004 represented legal and professional fees incurred related to the arbitration proceedings for the claimed purchase price adjustment that was settled during fiscal year 2005.

The deferred tax asset that was recorded for the tax effect of the actual loss generated as a result of the sale of the Imaging Business was approximately $58.0 million at April 1, 2005. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code.

NET INCOME

Net income for the fiscal year ended April 1, 2005 totaled $39.0 million compared to net income of $27.5 million for the fiscal year ended April 2, 2004. Variances are due to the factors discussed above.

FISCAL YEAR ENDED APRIL 2, 2004 VERSUS FISCAL YEAR ENDED MARCH 28, 2003

NET SALES

	For the Fiscal Year Ended
(dollars in millions)	April 2, 2004	March 28, 2003	Increase	Percent Change
Physician Business	$880.6	$754.3	$126.3	16.7%
Elder Care Business	469.3	423.6	45.7	10.8%

Total Company	$1,349.9	$1,177.9	$172.0	14.6%

The comparability of net sales year over year was impacted by the number of selling days in each fiscal year. Fiscal years ended April 2, 2004 and March 28, 2003 consisted of 258 and 253 selling days, respectively. Accordingly, although net sales increased 14.6% during fiscal year 2004, average daily net sales increased 12.4% during fiscal year 2004, as show in the following table.

	Average Daily Net Sales
(dollars in millions)	April 2, 2004	March 28, 2003	Percent Change
Physician Business	$3.4	$3.0	14.5%
Elder Care Business	1.8	1.7	8.6%

Total Company	$5.2	$4.7	12.4%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $54.9 million, (ii) an increase in pharmaceutical product sales of approximately $46.7 million, of which approximately $13.2 million was attributable to increased seasonal flu vaccine sales, (iii) an increase in equipment sales of approximately $19.5 million, (iv) an increase in private label consumable product sales of approximately $9.5 million, offset by (v) a decrease in immunoassay sales of approximately $4.0 million. Net sales continued to be positively impacted by the Advantage Club, Rx Extreme and Can-Do revenue growth programs that were launched in June 2003 and focused on consumable products, pharmaceutical products, and equipment, respectively.

The following table compares the product sales mix year over year:

	For the Fiscal Year Ended
	April 2, 2004	March 28, 2003
Consumable products	68.9%	72.4%
Pharmaceutical products (other than influenza vaccine product sales)	14.5%	12.5%
Influenza vaccine product sales	2.6%	1.4%
Equipment	14.0%	13.7%

Total	100.0%	100.0%

Elder Care Business

The increase in net sales is primarily attributable to (i) an increase in sales to home care facilities of $23.9 million, (ii) an increase in sales to nursing home facilities of approximately $17.5 million, (iii) an increase in ancillary billing service fees of $2.6 million, and (iv) an increase in sales to assisted living facilities of approximately $1.1 million. The growth in net sales to independent nursing home facilities primarily resulted from new customers, acquisitions, increased penetration in existing customer facilities, and the introduction of new product lines. The decrease in net sales to corporate accounts (national and regional nursing home facilities) is primarily attributable to national chain customers divesting nursing home facilities and the loss of a national chain customer. The overall net sales growth was achieved through the continued implementation of the innovative Elder Care customer specific solution programs such as ANSWERS, ANSWERS HK, ANSWERS HME, P.I.E., and F.A.S.T.

The following table compares the customer segment sales mix year over year:

	For the Fiscal Year Ended
	April 2, 2004	March 28, 2003
Nursing home and assisted living facilities:
National accounts	29.7%	34.8%
Regional accounts	22.2%	23.7%
Independent accounts	26.4%	23.3%

Subtotal	78.3%	81.8%
Home care	21.7%	18.2%

Total	100.0%	100.0%

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

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as an increase in vendor incentives and cash discounts earned of approximately $1.7 million. The growth in net sales combined with increased volume purchasing allowed the Physician Business to achieve higher vendor incentive targets compared to the prior period. Gross profit dollars during the fiscal year ended March 28, 2003 was negatively impacted by a charge of approximately $2.3 million related to the termination of the Candela Corporation distribution agreement. Gross profit as a percentage of net sales decreased slightly as a result of the increase in sales of pharmaceutical products that generate lower gross margins as compared to consumable products. As mentioned above, flu vaccine sales increased during fiscal year 2004; such sales typically generate a lower gross profit percentage than other pharmaceutical sales.

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

Physician Business

General and administrative expenses as a percentage of net sales decreased 220 basis points year over year. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs, the benefit of cost reductions as a result of centralizing the purchasing function and consolidating of the distribution centers into larger facilities (“Rationalization Programs”), and the Company’s focus on reducing the cost to deliver. Warehouse expenses, which are included in general and administrative expenses, were reduced as a percentage of net sales as a result of management’s focus on reducing the cost to deliver. Cost to deliver as a percentage of net sales was 3.1% and 3.5% during the fiscal years 2004 and 2003, respectively. Although warehouse expenses increased $3.2 million year over year, warehouse expenses as a percent of net sales decreased from 4.8% during the fiscal year ended March 28, 2003 to 4.5% during the fiscal year ended April 2, 2004. This percentage decrease is a result of a reduction in the Company’s delivery fleet and optimization of shipments between branches. The percentage decrease was slightly offset by (i) an increase in freight costs due to higher rates that were effective during the first half of fiscal year 2004 and the net sales growth and (ii) an increase in salary expenses primarily due to general wage increases.

The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) incentive compensation increased approximately $2.3 million as a result of improved branch and division profitability, (ii) meeting expenses increased approximately $0.9 million primarily as a result of the two regional sales meetings held in June 2003 to launch new sales growth programs, (iii) employee benefits and insurance increased approximately $0.9 million as a result of increased medical claims year over year, (iv) depreciation expense increased approximately $0.6 million for completed phases of the ERP system, myPSS.com electronic commerce platform, and supply chain initiatives, (v) an increase in marketing expenses of approximately $0.5 million to support the revenue growth programs established during fiscal year 2004, (vi) bad debt expense increased approximately $0.5 million primarily as a result of the increased sales volume, offset by

(vii) a decrease in other general and administrative expenses of approximately $2.7 million which is discussed below under the caption Other General and Administrative Expenses, and (viii) a decrease in salary expenses of approximately $1.9 million related to lower head count as a result of the Rationalization Programs and the centralization of the purchasing function to corporate headquarters in Jacksonville, Florida, partially offset by general wage increases.

Elder Care Business

General and administrative expenses as a percentage of net sales decreased 10 basis points year over year. This decrease in percentage is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing the cost to deliver. Warehouse expenses as a percent of net sales were primarily impacted by the Company’s focus on reducing the cost to deliver. Cost to deliver as a percentage of net sales was 4.1% and 4.2% during the fiscal years 2004 and 2003, respectively. Although warehouse expenses increased $2.3 million year over year, warehouse expenses as a percent of net sales decreased from 7.0% during the fiscal year ended March 28, 2003 to 6.8% during the fiscal year ended April 2, 2004. This percentage decrease is primarily a result of a decrease in warehouse salary expense as a percent of net sales. Although there was an increase in sales volume, the number of warehouse employees was reduced as a result of management’s focus on reducing the cost to deliver. The impact of the reduction of headcount was partially offset by general wage increases. Freight costs as a percentage of net sales remained relatively constant year over year.

The following details other significant dollar increases or decreases in various components of general and administrative expenses: (i) salary expense increased approximately $2.3 million due to general wage increases and additional employees as a result of the fiscal year 2004 business combinations, (ii) the provision for bad debt expense increased approximately $0.8 million primarily due to an overall increase in the accounts receivable base of approximately $15.4 million resulting from the net sales growth discussed above and two customers filing for bankruptcy, offset by the effect of the change in accounting estimate (refer to discussion below in Application of Critical Accounting Policies-Estimating Allowances for Doubtful Accounts), (iii) amortization of intangible assets increased approximately $0.7 million as a result of the recent business combinations, (iv) travel and entertainment expenses increased approximately $0.4 million primarily as a result of the fiscal year 2004 business combinations and increased sales volume, and (v) rent expense increased approximately $0.4 million primarily as a result of the fiscal year 2004 business combinations and moving a distribution center location.

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in legal and professional fees of approximately $2.8 million due to the settlement of a class action lawsuit, outstanding litigation, and costs incurred to comply with Section 404 of the Sarbanes-Oxley Act, (ii) an increase in accrued incentive compensation of approximately $1.7 million which is primarily related to the adoption of the Shareholder Value Plan during fiscal year 2003, (iii) an increase in business insurance expense of approximately $1.6 million due to rate increases on the corporate umbrella, director, and officer policies and loss experience, offset by (iv) a decrease in other general and administrative expenses of approximately $5.7 million which is discussed below under the caption Other General and Administrative Expenses, and (v) a decrease in the cost of the private data network of approximately $1.4 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission.

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

The following were completed under this plan: (i) 5 service center locations were relocated or expanded, (ii) the purchasing function for 4 service locations were centralized to the corporate office located in Jacksonville, Florida, and (iii) the accounts payable function within the full-service distribution centers was centralized to the corporate office. As a result of the plan, approximately 33 employees, including operations leaders, administrative and warehouse personnel, were involuntarily terminated as of April 2, 2004.

Plan Adopted During the Fourth Quarter of Fiscal Year 2002. During the quarter ended March 29, 2002, management and the Board of Directors approved and adopted a formal plan to restructure the Physician Business.

In order to improve the distribution infrastructure, certain administrative functions at 13 service center locations, such as accounts receivable billing and collections and inventory management, were consolidated into larger existing facilities within a geographic location. The operations in the affected facilities were reduced to the distribution of inventory and local sales support. Such locations are now referred to as “break-freight” locations. In addition, the purchasing function was centralized to the corporate office located in Jacksonville, Florida. As a result of the plan, 79 employees, including operations leaders, administrative and warehouse personnel, were involuntarily terminated. This plan was substantially complete at March 28, 2003.

The total costs of this plan was approximately $5.4 million, of which approximately $0.3 million, $0.9 million, and $4.2 million were recognized during fiscal years 2004, 2003, and 2002, respectively. During fiscal year 2004, additional charges of $0.4 million were recorded related to this plan, which included lease termination costs of $0.1 million, branch shut down costs of $0.1 million, involuntary employee termination costs of $0.1 million, and employee relocation costs of $0.1 million. Management reevaluated its previous estimates on a quarterly basis and reversed approximately $0.1 million of previously recorded lease termination charges. During fiscal year 2003, charges of $2.0 million were recorded related to this plan, which included branch shut down costs of $1.3 million, involuntary employee termination costs of $0.3 million, and employee relocation costs of $0.4 million. Management reevaluated its previous estimates on a quarterly basis and reversed approximately $1.1 million of previously recorded charges, which included involuntary employee termination costs of $0.6 million, lease termination costs of $0.2 million, and branch shutdown costs of $0.3 million.

Reversal of Operational Tax Charge

The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, unclaimed property, and property tax payments that were not remitted on a timely basis to taxing authorities. These charges related to periods prior to the Company’s acquisition of Gulf South Medical Supply, Inc. in March 1998. The Company reviewed all available information, including tax exemption certificates received, and recorded charges to general and administrative expenses during the period in which the tax noncompliance issues arose. On a quarterly basis, management performed an analysis of the estimated remaining exposure and recorded adjustments to general and administrative expenses based on the expiration of various states’ statutes of limitations, the resolution of compliance audits, and current available information. During fiscal years 2004 and 2003, the Company reversed $1.5 million and $0.4 million of the previously recorded operating tax charge reserve, respectively. At April 2, 2004, there was no remaining balance in the reserve.

Rationalization Expenses

During fiscal years 2004 and 2003, the Physician Business incurred approximately $0.9 million and $3.2 million, respectively, of rationalization expenses. Rationalization expenses were costs incurred as a result of the conversion to the new ERP system, the centralization of the purchasing function, and the restructuring plan that was adopted during the fourth quarter of fiscal year 2002. Such costs primarily include salary and travel expenses for personnel responsible for converting the ERP system, centralizing the purchasing function, or closing a distribution center location.

Merger Costs and Expenses

Merger costs and expenses includes costs related to an Officer Retention Bonus Plan and a Corporate Office Employee Retention Bonus Plan (collectively the “Retention Plans”), approved by the Board of Directors in February 2000, to retain certain officers and key employees. The total cash compensation cost related to the Retention Plans was approximately $8.2 million of which $1.4 million was expensed during fiscal year 2003. As of March 28, 2003, there were no amounts due under the Retention Plans.

Other

During fiscal year 2003, the Company recorded an allowance for doubtful accounts of $2.9 million against the unsecured note receivable from the Company’s former Chairman and Chief Executive Officer. This allowance did not represent a forgiveness of debt.

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

INTEREST EXPENSE

Interest expense for the fiscal year ended April 2, 2004 totaled $5.6 million, a decrease of $7.0 million, or 55.7%, from interest expense of $12.6 million for the fiscal year ended March 28, 2003. During fiscal year 2004, the Company’s debt structure primarily consisted of the variable rate borrowings under its revolving line of credit agreement and the $150 million senior convertible notes, which were issued on March 8, 2004. During fiscal year 2003, the Company’s debt structure consisted of the variable rate borrowings under its revolving line of credit agreement and the 8.5% senior subordinated notes (“8.5% Notes”), which were retired at the end of fiscal year 2003. During fiscal year 2003, interest expense of approximately $2.2 million was allocated to discontinued operations in accordance with EITF 87-24, which states that a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company can be allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt.

Interest expense, amortization of debt issuance costs, an unused line fees related to the revolving line of credit totaled approximately $5.3 million during fiscal year 2004 compared to $2.4 million during fiscal year 2003. Interest expense and debt issuance costs related to the Company’s 2.25% convertible senior notes totaled approximately $0.3 million during the fiscal year 2004. Interest expense and the accelerated amortization debt issuance costs as a result of retiring the Company’s 8.5% Notes totaled approximately $9.7 million and 2.7 million, respectively, during fiscal year 2003.

The daily average outstanding borrowings under the revolving line of credit during fiscal years 2004 and 2003 were approximately $101.2 million and $0.5 million, respectively. The interest rate swap arrangement, which was entered into during fiscal year 2004, established an interest rate at 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million during fiscal year 2004. Interest expense related to the interest rate swap was approximately $1.5 million during fiscal year 2004. Variable interest expense related to the daily average outstanding borrowings of $66.2 million (weighted average interest rate of 3.9%) during fiscal year 2004 was approximately $2.6 million. Variable interest expense related to the daily average outstanding borrowings of $0.5 million during fiscal year 2003 was approximately $1.2 million. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $1.2 million during fiscal years 2004 and 2003.

INTEREST AND INVESTMENT INCOME

Interest and investment income for fiscal year ended April 2, 2004 totaled $0.2 million, a decrease of $0.3 million, or 66.0%, from interest and investment income of $0.5 million for fiscal year ended March 28, 2003. The decrease is primarily attributable to less cash and cash equivalents on hand year over year and a general reduction in interest rates.

OTHER INCOME

Other income for fiscal year ended April 2, 2004 totaled $3.9 million, an increase of $3.6 million, or 128.5%, from other income of $0.3 million for fiscal year ended March 28, 2003. The decrease in other income is primarily attributable to premiums that were paid during fiscal year 2003 to redeem the 8.5% Notes and a decrease in the amount earned year over year under the TSA with the buyer of the Imaging Business. Upon retirement of the 8.5% Notes during the fiscal year ended March 28, 2003, the Company paid premiums of approximately $5.2 million. During the fiscal years ended April 2, 2004 and March 28, 2003, approximately $3.0 million and $4.3 million, respectively, of other income was recorded as a result of the TSA, which was terminated during the quarter ended December 31, 2003.

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

TOTAL LOSS FROM DISCONTINUED OPERATIONS

Net sales for the Imaging Business were $445.6 million for the fiscal year ended March 28, 2003. The Imaging Business was sold on November 18, 2002, resulting in 162 selling days for those operations during fiscal year 2003. The pretax loss from operations was $6.7 million for the fiscal year ended March 28, 2003. The pretax loss on disposal of discontinued operations was approximately $1.9 million for the fiscal year ended April 2, 2004, which primarily related to legal and professional fees incurred related to the arbitration proceedings for the claimed purchase price adjustment. The pretax loss on disposal of discontinued operations was approximately $94.6 million for the fiscal year ended March 28, 2003, which related to loss on disposal based on the purchase price. The Company recorded a $0.7 million and $37.7 million income tax benefit related to the operations and disposal of the Imaging Business during the fiscal years ended April 2, 2004 and March 28, 2003, respectively.

NET INCOME (LOSS)

Net income for the fiscal year ended April 2, 2004 totaled $27.5 million compared to a net loss of $54.8 million for the fiscal year ended March 28, 2003. The net loss for fiscal year ended March 28, 2003 included an after-tax charge of $63.6 million for the total loss from discontinued operations and a charge of $4.8 million for the early extinguishment of the 8.5% Notes. Other variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

	For the Fiscal Year Ended
(dollars in thousands)	April 1, 2005	April 2, 2004	March 28, 2003
Cash Flow Information:
Net cash provided by operating activities	$36,260	$21,861	$44,110
Net cash used in investing activities	(63,470)	(43,497)	(6,574)
Net cash (used in) provided by financing activities	(13,830)	61,393	(71,939)

Net (decrease) increase in cash and cash equivalents	$(41,040)	$39,757	$(34,403)

	As of
(dollars in thousands)	April 1, 2005	April 2, 2004
Capital Structure:
Bank debt	$175,000	$185,000
Cash and cash equivalents	(17,888)	(58,928)

Net debt	157,112	126,072
Shareholders’ equity	276,818	239,188

Total capital	$433,930	$365,260

Operational Working Capital:
Accounts receivable	$217,350	$188,421
Inventories	134,110	99,864
Accounts payable	(109,649)	(91,160)

	$241,811	$197,125

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Overall, net cash provided by operating activities during fiscal years 2005, 2004, and 2003 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs to support net sales growth. The changes in operating working capital during fiscal year 2005 were due to the following:

•	The increase in accounts receivable primarily related to net sales growth as a result of the continued implementation of the various revenue growth programs discussed above.

•	The increase in inventories primarily related to (i) supporting the implementation of the JDE XE in the Elder Care Business (ii) supporting the pharmaceutical sales growth in the Physician Business, (iii) supporting the further expansion into the durable medical equipment and homecare markets by the Elder Care Business, (iv) higher safety stock to ensure customer service levels during the integration of the company acquired in the Elder Care Business during the three months ended December 31, 2004, and (v) purchases in anticipation of price increases from certain vendors.

•	The increase in accounts payable during fiscal year 2005 did not directly correspond to the increase in inventories primarily as a result of an increase of accelerated payments to selected vendors to take advantage of more favorable discount terms compared to the prior year.

Cash flows from operating activities during fiscal years 2005 and 2004 reflect the Company’s utilization of $19.7 million (tax-effected) and $18.3 million (tax-effected), respectively, of NOL carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. In addition, the NOL carryforwards increased approximately $5.6 million (tax-effected) during fiscal year 2005 primarily as a result of finalizing the fiscal year 2004 income tax returns as well as management’s estimate of the outcome of the income tax returns currently under audit. As of April 1, 2005, the Company has $19.5 million (tax-effected) of NOL carryforwards remaining and expects to utilize the remaining Federal NOL carryforward, as well as a portion of the remaining state NOL carryforwards, during fiscal year 2006. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes. During fiscal years 2005 and 2004, the Company paid cash taxes, net of refunds, of approximately $2.0 million and $1.3 million, respectively, which primarily related to Federal alternative minimum tax and state estimated tax payments. During fiscal years 2003, the Company received net cash of approximately $2.8 million primarily related to a NOL carryback refund claim of its fiscal year 2002 tax loss to partially offset the taxable income for fiscal year 2000.

Cash Flows From Investing Activities

Net cash used in investing activities was $63.5 million, $43.5 million, and $6.6 million, during fiscal years 2005, 2004, and 2003, respectively, and was primarily impacted by the following.

•	Capital expenditures totaled $25.9 million, $21.1 million, and $12.0 million during fiscal years 2005, 2004, and 2003, respectively, of which approximately $16.9 million, $10.7 million, and $4.5 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions as a result of the Rationalization Programs were approximately $3.5 million, $4.4 million, and $4.8 million during fiscal years 2005, 2004, and 2003, respectively.

•	Payments for business combinations, net of cash acquired, were $24.4 million, $19.3 million, and $4.5 million during fiscal years 2005, 2004, and 2003, respectively. During fiscal year 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price was approximately $26.9 million (net of cash acquired of approximately $0.4 million) of which approximately $22.7 million was paid during fiscal year 2005. The remaining purchase price of $4.2 million, which primarily relates to an earn-out provision included in the purchase agreement, was paid during the first quarter of fiscal year 2006. During fiscal year 2004, the Company completed three acquisitions with a total aggregate purchase price, net of cash acquired, of approximately $21.8 million (net of cash acquired of approximately $0.1 million), of which $19.3 million was paid in cash during the fiscal year ended April 2, 2004. Approximately $1.7 million of purchase price, which related to an earn-out provision included in the purchase agreement, was paid during fiscal year 2005 and the remaining purchase price of $0.8 million is expected to be paid during fiscal year 2006. During fiscal year 2003, the Company acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The aggregate purchase price was $4.5 million which was fully paid during fiscal year 2003.

•	During fiscal years 2005 and 2004, the Company paid approximately $6.8 million and $0.3 million to sales representatives for execution of nonsolicitation agreements. Refer to Application of Critical Accounting Policies for a discussion regarding nonsolicitation agreements.

•

Transaction and settlement costs related to the sale of the Imaging Business of approximately $4.9 million, $2.1 million and $3.3 million were paid during fiscal years 2005, 2004, and 2003, respectively. As a result of the final ruling from the arbitrator regarding the disputed net asset calculation, a cash payment of approximately $4.3 million was made to the buyer of the Imaging Business during fiscal year 2005. Cash proceeds from the sale of the Imaging Business of approximately $15.4 million were received during fiscal year 2003.

•	During fiscal year 2005, the Company made an initial equity investment of $1.0 million in Tiger Medical. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1.0 million and $32.5 million and depends on the satisfaction of certain performance targets. (Refer to Note 4, Variable Interest Entity, for a further discussion of Tiger Medical.)

Cash Flows From Financing Activities

Net cash used in financing activities was $13.8 million compared to net cash provided by financing activities of $61.4 million during fiscal year 2004 and net cash used in financing activities of $71.9 million during fiscal year 2003. Net cash used in/provided by financing activities during fiscal years 2005, 2004, and 2003 was primarily impacted by the following:

•	During fiscal year 2003, the Company refinanced its debt and paid $130.2 million to retire the 8.5% Notes using borrowings under the revolving line of credit. During fiscal year 2004, the Company issued $150.0 million of 2.25% convertible senior notes and used a portion of the proceeds to repay approximately $79.3 million of its debt outstanding under the revolving line of credit. In connection with the issuance of the 2.25% convertible senior notes, the Company paid approximately $6.1 million of debt issuance costs during fiscal year 2004. The Company decreased its borrowings under the revolving line of credit approximately $10.0 million and $48.0 million during fiscal years 2005 and 2004, respectively.

•	During fiscal year 2005, the Company paid $9.9 million to repurchase approximately 1.0 million shares of the Company’s common stock at an average price of $9.91 per common share. During fiscal year 2004, the Company paid $40.6 million to repurchase approximately 3.9 million shares of the Company’s common stock at an average price of $10.36 per common share. During fiscal year 2003, the Company paid $25.6 million to repurchase approximately 3.6 million shares of the Company’s common stock at an average price of $7.13 per common share.

•	Proceeds received from the exercise of stock options were approximately $5.5 million, $4.9 million, and $0.8 million during fiscal years 2005, 2004, and 2003, respectively.

Capital Resources

Senior management and the Board of Directors determine the amount of capital resources that the Company maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support the existing business are adequate.

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the revolving line of credit. These instruments furnish the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, uses the Company’s working capital as collateral to support necessary liquidity. Over the long-term, the Company’s priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

At April 1, 2005, the Company maintained a $200 million revolving line of credit. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. At April 1, 2005, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $171.2 million under the revolving line of credit and had outstanding borrowings of $25.0 million.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of April 1, 2005, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

As discussed in Note 3, Purchase Business Combinations, on October 7, 2004 the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor. The maximum aggregate purchase price was approximately $26.9 million (net of cash acquired of $0.4 million), subject to certain adjustments as set forth in the purchase agreement, of which approximately $22.7 million was paid in cash during fiscal year 2005 and was funded by cash on hand. Pursuant to the terms of the purchase agreement, remaining purchase price of approximately $4.2 million was paid during the first quarter of fiscal year 2006 as certain revenue thresholds were met in periods subsequent to the date of business combination.

As discussed in Note 4, Variable Interest Entity, in January 2005, the Company entered into a Sourcing Services Agreement (the “Sourcing Agreement”) with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co. Ltd., and its principals (collectively “Tiger Medical”). The exclusive Sourcing Agreement focuses on two primary objectives – delivery of consistent, high-quality medical products and lowering the acquisition cost of those products. Subject to the terms and conditions of the Sourcing Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical. Pursuant to the terms of the Sourcing Agreement, the Company acquired a minority interest in Tiger Medical in January 2005 for $1.0 million. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. If at any time during the term of the Sourcing Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1.0 million and $32.5 million and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2006 through 2008 for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

Debt Rating

The Company’s debt is rated by nationally recognized rating agencies. Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability.

During fiscal year 2005, the Company maintained ratings with two leading corporate and credit rating agencies: Standard and Poor’s Ratings Services, a division of McGraw Hill Companies, Inc. and its successors (“S&P”) and Moody’s Investor Services (“Moody’s”). On December 3, 2003, the Company received a revised outlook from S&P from stable to positive. Additionally, S&P affirmed its corporate credit and senior secured debt rating of BB-. During fiscal year 2005, the Company maintained a stable outlook from Moody’s and a senior implied rating of Ba3 and a long-term issuer rating of B1. Ratings are always subject to change, and there can be no assurance that a ratings agency will continue to rate the Company’s debt and/or maintain their current ratings. On May 20, 2005, Moody’s withdrew the Ba3 senior implied and B1 issuer ratings for the Company because they do not rate any of the Company’s debt.

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

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120% of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s is at or below Caa1 or the corporate credit rating assigned by S&P, is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share as a result of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2008. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization (the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended April 1, 2005 and April 2, 2004, was 4.09% and 3.98%, respectively. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. On March 30, 2005, the Company obtained a waiver from the Bank and Lenders that increased the capital expenditure limit for the fiscal year ended April 1, 2005 from $25.0 million to $28.0 million. Capital expenditures for the fiscal year ended April 1, 2005 were approximately $25.9 million. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, and acquisitions and issue letters of credit.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement originally dated May 20, 2003 has been amended as follows:

•	The First Amendment dated June 24, 2003 primarily finalized the syndication of the Credit Agreement to the Lenders.

•	The Second Amendment dated December 16, 2003 primarily increased the maximum borrowings under the Credit Agreement from $150 million to $200 million. In addition, this amendment redefined the applicable margin applied to the Bank’s prime rate or LIBOR.

•	The Third Amendment dated March 1, 2004 obtained the Lenders’ approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company’s common stock, including any repurchases made subsequent to May 20, 2003. In addition, this amendment locked the interest rate on the Credit Agreement at the Bank’s prime rate or at LIBOR plus 2.00% for the period of one year, concurrent with the Company’s fiscal year 2005.

•	The Fourth Amendment dated June 1, 2004 obtained the Lenders’ approval to increase the aggregate amount of permitted stock repurchases from $42.0 million to $55.0 million, which includes any stock repurchases made subsequent to May 20, 2003.

•	The Fifth Amendment dated October 1, 2004 obtained the Lenders’ approval to (i) extend the term of the agreement two years to March 31, 2008, (ii) increase the aggregate amount of permitted stock repurchases from $55.0 million to $80.0 million, which includes any stock repurchases made subsequent to May 20, 2003, (iii) increase the aggregate amount of permitted acquisitions from $50.0 million to $75.0 million, which includes any acquisitions made subsequent to May 20, 2003, (iv) sets the applicable margin level for Base Rate and LIBOR loans to -0.25% and 1.75%, respectively, for the period beginning October 1, 2004 and ending March 26, 2005.

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

As of April 1, 2005, the swap carries a notional principal amount of $25 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. During the fiscal year ended April 1, 2005, the Company recorded an unrealized gain, net of tax, of approximately $0.3 million for the estimated fair value of the swap agreement in accumulated other comprehensive income in the accompanying consolidated balance sheet. The unrealized loss recorded during the fiscal year ended April 2, 2004 was not material.

8.5% Senior Subordinated Notes

During fiscal year 2003, the Company retired its $125 million aggregate principal amount of 8.5% Notes due in 2007 and recorded a charge of $4.8 million as a result of the early extinguishment of debt. This charge consisted of $5.2 million of redemption premiums, $2.7 million of accelerated amortization of debt issuance costs, net of an income tax benefit of $3.1 million.

Stock Repurchase Program

On July 30, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2003, the Company repurchased 3.6 million shares of common stock at an average price of $7.13 per common share.

On December 17, 2002, the Company’s Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company repurchased approximately 0.9 million shares of common stock under this program at an average price of $5.92 per common share.

On February 26, 2004, the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. This authorization terminated the remaining shares available for repurchase under the stock repurchase program authorized in December 2002. During the fourth quarter of fiscal year 2004, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.79 per common share for approximately $35.0 million.

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. At April 1, 2005, approximately 2.2 million shares are available to repurchase under this program.

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

	Fiscal Years					Thereafter	Total
	2006	2007	2008	2009	2010
Revolving line of credit(a)	$1,643	$1,969	$1,969	$25,016	$—	$—	$30,597
2.25% convertible senior notes	3,375	3,375	3,375	3,375	3,375	197,250	214,125
Operating leases: (b)
Operating	18,776	13,920	9,946	6,445	4,423	9,313	62,823
Restructuring	243	19	—	—	—	—	262
Noncompetition agreements	166	36	30	28	28	56	344
Purchase commitments(c)	395	55	—	—	—	—	450

Total	$24,598	$19,374	$15,320	$34,864	$7,826	$206,619	$308,601

(a)	The revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until March 31, 2008. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until March 31, 2008. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels of borrowings.

(b)	Amounts represent contractual obligations for operating leases of the Company as of April 1, 2005. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(c)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of April 1, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates, judgments, and assumptions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management and the audit committee believe are the most critical to fully understand and evaluate the Company’s financial position and results of operations include the following. The discussion below applies to each of the Company’s reportable segments (Physician Business, Elder Care Business, and Corporate Shared Services), unless otherwise noted.

Revenue Recognition

The Physician Business has two primary sources of revenue: the sale of consumable products and the sale of equipment.

•

Revenue from the sale of consumable products is recognized when products are shipped or delivered. Revenue for these products is recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

•	Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

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

The Elder Care Business has four primary sources of revenue: the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers; the sale of consumable products to Medicare eligible customers; the sale of equipment; and fees earned for providing Medicare Part B billing services.

•	Revenue from the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers is recognized when products are shipped or delivered. Revenue for these products is recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

•	Revenue from the sale of consumable products to Medicare eligible customers is recognized upon estimated usage of the product. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payors or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators.

•	Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled.

•	Revenue from providing Medicare Part B billing services on a fee for service or a full assignment basis to Medicare eligible customers is recognized during the period the supplies being billed to Medicare are delivered to patients.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for potential product and equipment returns, revenue adjustments related to actual usage of products by eligible Medicare Part B patients, Medicare Part B reimbursement denials, and billing errors. Management analyzes product returns and billing errors using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns or billing errors. Management analyzes revenue adjustments related to estimated usage of products by eligible Medicare Part B patients and Medicare Part B reimbursement denials using historical actual cash collection and actual adjustments to gross revenue for a certain period of time. Additional allowances are recorded for any significant specific adjustments known to management.

Consolidated sales allowances are immaterial and generally represent less than 1.0% of gross sales.

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

During fiscal year 2004, the Elder Care Business changed its method for establishing its allowance for doubtful accounts due to (i) changes in Medicare and Medicaid reimbursement rates and (ii) an analysis of the prior two years of accounts receivable collection and write-off history and the then projected bad debt write-offs. Based on the results of this analysis, combined with the changes to the reimbursement rates, management concluded that the methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes (“APB 20”), management revised the estimates used to establish the allowance for doubtful accounts for the Elder Care Business. This change in estimate reduced the reserve percentages applied to various aging categories of accounts receivable, to more closely reflect actual collection and write-off history. The impact of reducing the reserve percentages was approximately $0.9 million, net of benefit for income taxes, or $0.01 basic and diluted earnings per share for the fiscal year ended April 2, 2004. No changes to the methodology have been made subsequent to December 31, 2003.

Inventory Valuation

Inventories, which primarily consist of medical products and supplies and diagnostic equipment, are valued at the lower of cost or market, on a first-in, first-out basis. As part of this valuation process, excess and slow-moving inventories are reduced to estimated net realizable value. The Company’s accounting for excess and slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. When preparing these estimates, management considers and reviews historical results, inventory quantities on hand, current operating trends, sales forecasts, and slow movement reports. These estimates can be affected by a number of factors, including general economic conditions, supply interruption by a manufacturer, and other factors affecting demand for the Company’s inventory. Any adjustments to the valuation of inventory will impact cost of goods sold and inventory.

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

Estimating Accruals for Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party vendors. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of the cost incurred, or (iii) an increase to net sales in the accompanying statements of operations. Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Performance-based rebates are typically measured against inventory purchases from the manufacturer or sales volume levels and are received from the vendors at the time certain performance measures are achieved. Performance-based rebates for contracts entered into subsequent to November 21, 2002 are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate or refund, provided the amounts are probable and reasonably estimatable. Therefore, management uses judgment and estimates to determine the amount of performance-based rebates to recognize each period. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure. Prior to November 21, 2002, rebate income was recognized in the period in which the performance measure was achieved. Vendor rebates are recognized in income only if the related inventory has been sold. Therefore, management estimates the amount of vendor rebate income related to inventory not sold and establishes a reserve on a quarterly basis. If the facts and circumstances used by management to assess whether the performance targets will be achieved by the Company or the amount of inventory that has been sold change, the Company’s financial condition and the results of operations could materially change period to period.

Estimating Valuation Allowances for Deferred Tax Assets

The liability method is used for determining income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management considers and makes judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require management to adjust the valuation allowances for deferred tax assets. The ultimate realization of the deferred tax assets generally depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

The Company’s tax filings are subjected to audit by the IRS. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Management believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, the Company provides taxes only for the amounts management believes will ultimately result from these proceedings. Management does not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to the tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, (i) the amount and nature of additional taxes potentially asserted by Federal, state, and local tax authorities; (ii) the willingness of Federal, state, and local tax authorities to negotiate a fair settlement through an administrative process; and (iii) the impartiality of the Federal, state, and local courts. Management’s experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Based on recent Tax Court rulings, the Company filed a refund claim with the IRS during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflected a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The worthless stock deduction claim was combined with the formal protest to the results of the audit of the Federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 and was submitted to the Appeals Office of the IRS. During the three months ended December 31, 2004, the Company and the Appeals Office of the IRS reached a settlement. This settlement, which is subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a one-time reduction to the provision for income taxes for the fiscal year ended April 1, 2005 of approximately $5.6 million. Management believes that the Joint Committee will uphold and approve the agreed-upon settlement with the Appeals Office of the IRS.

Estimating Useful Lives of Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the following estimated useful lives.

Useful Life
Equipment	5 to 15 years
Computer hardware and software	3 to 15 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened or extended, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

During fiscal years 2005, 2004, and 2003, the Company adjusted the useful lives of certain assets in accordance with APB 20; however, the impact to depreciation expense was immaterial. During fiscal year 2006, the estimated useful lives of certain computer hardware and software with a carrying value of approximately $27.4 million will be extended 120 months from March 23, 2005 to coincide with the expected service life of the assets. Computer hardware and software capitalized subsequent to this change in estimate will continue to be depreciated over a period ranging from 3 to 10 years. This change in estimate is expected to result in a decrease in depreciation expense of approximately $1.1 million, net of tax, or approximately $0.02 diluted earnings per share, for the fiscal year ended March 31, 2006.

Legal Contingencies

As discussed in Note 16, Commitments and Contingencies, the Company is currently involved in certain legal proceedings. In accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimatable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying balance sheets. Professional fees related to these claims are included in general and administrative expenses in the accompanying statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability has been incurred and whether the amount of potential loss is estimatable. The determination is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe the outstanding legal proceedings will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions related to the anticipated or actual outcome of the outstanding legal proceedings.

During fiscal year 2005, the Company settled a lawsuit pursuant to which the Company was required to pay approximately $2.9 million to resolve all claims. In addition, the Company settled a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill no longer be amortized and that goodwill be tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill is reviewed for impairment at each reporting unit annually on the last day of each fiscal year, which is the Friday closest to March 31. The Physician Business, the Elder Care Business,

and Corporate Shared Services are separate reporting units. Goodwill was not impaired during fiscal years 2005 and 2004.

The impairment and disposal of long-lived assets is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of the Company’s use of the underlying assets; and (iii) significant adverse industry or market economic trends. During fiscal year 2005, the Company made nonsolicitation payments to certain sales representatives that will be tested annually or more frequently for impairment in accordance with SFAS 144. Certain factors which may occur and indicate that an impairment of the nonsolicitation agreements exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in sales generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death, or (iv) full retirement by the sales representative.

In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. Management must make assumptions regarding estimated future cash flows, revenues, earnings, and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets. Management does not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable during fiscal year 2005.

Business Combinations

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company obtains valuations from an independent third-party to assist in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Variable Interest Entity

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“FIN 46”), and in December 2003, the FASB issued a revision of FIN 46-FIN 46 (Revised 2003) (“FIN 46(R)”). FIN 46(R) provides guidance with respect to the consolidation of variable interest entities (“VIEs”). VIEs are characterized as entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity.

At April 1, 2005, the Company held a minority interest in Tiger Specialty Sourcing Limited and Tiger Shanghai Specialty Sourcing Co. Ltd. (collectively “Tiger Medical”) that is considered to be a VIE as defined by FIN 46R. The Company is considered to be the primary beneficiary as Tiger Medical provides sourcing services exclusively to the Company. Therefore, the financial statements of Tiger Medical are consolidated with the Company’s financial statements. The Company acquired its interest in Tiger Medical for $1.0 million and the realization of this investment is dependent on the product cost savings to the Company. The Company is not obligated on any of the indebtedness of Tiger Medical nor is the Company obligated to fund any operating losses of Tiger Medical. Therefore, the $1.0 million acquisition price is the only amount at risk as of April 1, 2005. The accompanying consolidated balance sheet as of April 1, 2005 included approximately $0.5 million of cash and $0.6 million of long-term debt due to the principals of Tiger Medical.

Pursuant to the terms of a Sourcing Services Agreement, the Company acquired its minority interest in Tiger Medical on January 25, 2005 for $1.0 million. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. If at any time during the term of the Sourcing Services Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges from $1.0 million to $32.5 million and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2006 through 2008 for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

Accounting for Discontinued Operations

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses. Accordingly, the results of operations of the Imaging Business and the estimated loss on disposal were classified as “discontinued operations” in accordance with SFAS 144. On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45.0 million less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (“Purchase Price”). The estimated loss on disposal, which was subject to change based on the final Purchase Price adjustments, was finalized during fiscal year 2005.

On March 14, 2003, the Company received a letter from the buyer claiming a purchase price adjustment of $32.3 million. The claimed purchase price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28.2 million. During fiscal year 2005, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1.8 million. As a result of the final ruling from the arbitrator, the Company paid approximately $4.3 million of settlement costs to the Buyer during fiscal year 2005. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. The pretax loss on disposal of discontinued operations recorded during the fiscal year ended April 1, 2005 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1.8 million, (ii) interest of $0.5 million, and (iii) legal and professional fees of $0.5 million, offset by (iv) a reversal of the remaining accrued loss on disposal of $0.5 million in order to true-up management’s estimated legal and professional fees based on actual payments made.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RISK FACTORS

The Company’s business is dependent on sophisticated data processing systems that may impact business operations if they fail to operate properly or not as anticipated.

The success of the Company’s business relies on the ability to obtain, process, analyze, maintain, and manage data. In addition, data processing capabilities are continually upgraded. The Company has increasingly become more reliant on its information systems due to its consolidation and centralization of certain administrative functions. Management relies on this capability because:

•	third party ancillary billing services requires proper tracking and reporting;

•	customer orders must be received and shipped on a timely basis;

•	billings and collections for all customers must be managed efficiently and accurately;

•	product cost information, net of rebates, is needed by the sales force in a timely manner to conduct business;

•	product reporting, such as product sales by vendor and vendor incentives earned, is a requirement;

•	centralized procurement and inventory management systems are required for effective inventory management;

•	regulatory compliance on certain products requires proper tracking and reporting;

•	rebates are received from manufacturers when certain products are sold and sophisticated systems to track, apply, and collect such rebates are needed;

•	data and information systems must be converted after acquisitions are consummated and during operating system conversions; and

•	proper employee compensation and record keeping is required.

The Company’s business, financial condition, and results of operations may be materially adversely affected if, among other things:

•	data processing capabilities are interrupted or fail for any extended length of time;

•	data services are not kept current;

•	the data processing system becomes unable to support expanded business;

•	data is lost or unable to be re-stored or processed;

•	data security is breached; or

•	product maintenance and upgrades to the ERP system are no longer provided by Oracle Corporation.

The Elder Care Business’ implementation of the JD Edwards distribution and customer service modules may temporarily disrupt its operations.

The Elder Care Business has successfully completed the implementation of the JDE XE general ledger, accounts receivable, and accounts payable modules at all of its distribution centers. During fiscal year 2005, the Elder Care Business successfully implemented the advanced warehouse distribution module of JDE XE at 9 of the 14 distribution centers. During the first quarter of fiscal year 2006, the Elder Care Business successfully completed this implementation at the remaining distribution centers. The Elder Care Business will begin implementing the customer service module of JDE XE during fiscal year 2006. Management anticipates that this implementation will be successfully completed during the fiscal year 2006. There can be no assurance that the implementation of the JDE XE customer service module at the Elder Care Business distribution centers will be successfully completed without disrupting the results of operations of the business. There also can be no assurance that the implementation will be completed within the time frame projected by management.

The Company’s net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for the products and services offered by the Company;

•	the introduction of new products and services offered by the Company and its competitors;

•	seasonal vaccine sales;

•	acquisitions, disposals, or investments by the Company;

•	changes in manufacturers’ pricing policies and/or terms;

•	changes in manufacturers’ distribution strategies;

•	changes in the level of operating expenses;

•	changes in estimates used by management;

•	changes in business strategies by competitors;

•	changes in business strategy by the Company;

•	product supply shortages;

•	product recalls by manufacturers;

•	inventory valuation adjustments;

•	changes in product mix;

•	general economic conditions;

•	fuel costs and third party shipping rates;

•	inclement weather;

•	changes in accounting principles;

•	disruptions resulting from implementing the strategic business plan;

•	disruptions resulting from implementing the ERP systems;

•	the number of selling days in a period; and

•	changes by the government in reimbursement rates.

Accordingly, management believes that period-to-period comparisons of the results of operations should not be relied upon as an indication of future performance. It is possible that the results of operations may be below analysts’ and investors’ expectations in certain future periods. This could materially and adversely affect the trading price of the Company’s common stock.

The Company’s future results could be adversely affected by operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes.

A severe weather event such as a hurricane, tornado, or flood could cause severe damage to the Company’s property and inventory. In addition, such weather events can cause extended disruptions to the Company’s operations. During fiscal year 2005, the coastal areas of Florida were evacuated on at least four occasions due to hurricanes and the Company’s operations were disrupted for a period of several days. The Company can provide no assurance that a future hurricane or other local disaster would not materially impact the Company’s business or results of operations in the future. The Company has developed disaster recovery plans and maintains business interruption insurance for instances of catastrophic loss. However, there is a risk that the Company may fail to execute its disaster recovery plans or that losses may exceed policy limits. In addition, the Company may have difficulty obtaining business interruption insurance in the future or similar types of coverage may not be available in the markets in which it operates.

The Company’s disaster recovery plans include third party backup facilities for information system infrastructure, internal communication protocols to disseminate information and provide instruction to employees, and plans for alternative back-office sites at other Company locations. However, failure to execute or the inability to execute any of the above plans could materially impact the business.

The Company may face increasing, competitive pricing pressures on its sales to large chains and consolidated provider groups.

The Company’s business with large chains and consolidated provider groups, especially in the long-term care market, represents a significant portion of its revenue base. Competitive pricing pressures may increase due to:

•	change of ownership of the large chains;

•	additional negotiating leverage of large, regional and national chains;

•	vendor agreements containing volume discounts;

•	service specifications;

•	financial health of customers; and

•	activity of competitors.

Pricing and customer credit quality pressures due to reduced spending budgets by healthcare providers may affect net sales, the ability to collect accounts receivable, and earnings.

A significant portion of medical care costs in the United States are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement to hospitals, physicians, nursing homes, and other healthcare providers have significantly impacted spending budgets in certain markets within the medical-products industry. In particular, changes in the Medicare program have limited payments to providers in the long-term care industry, the principal customers of Gulf South Medical Supply, Inc. Beginning July 1, 1998, Medicare’s Prospective Pay System (“PPS”) was applied to the long-term care industry, which limited government payments to long-term care providers to federally established cost levels. Under PPS, many customers of the Elder Care Business have received reimbursements that were substantially less than what they received under the previous cost-based reimbursement system. As a result of this significant reduction in reimbursement levels and adjustments, a substantial number of national, regional, and independent nursing home facilities entered into bankruptcy.

The United States Federal government enacted changes to PPS that became effective October 1, 2003. These changes to Medicare resulted in the implementation of additions to reimbursement funding for providers of elder care services for a specific period of time (referred to as “temporary add-on payments”). The temporary add-on payments were scheduled to expire in September 2005, concurrently with the expected refinement of the RUGs during October 2005. In May 2005, the U.S. House of Representatives and Senate voted to delay the October 2005 expiration of the RUGs and “add-on” reimbursement payments in phases beginning in January 2006 and extending through October 2006. In May 2005, CMS also issued its recommendation to refine the RUGs and expand the number of RUGs from 44 to 53, which included an overall reduction in reimbursements for elder care providers beginning in October 2005. Additionally, CMS recommended a 3% market basket increase (inflationary-related increase that is recommended by CMS and modified, approved or not approved by Congress annually) for all services administered by skilled nursing and other elder care service providers. The net effect of these changes in reimbursement as recommended by CMS, and if approved by Congress, is estimated to be essentially neutral or possibly no change in the effective reimbursement rates for fiscal year 2006 (beginning October 1, 2005). The final acceptance of CMS’ recommendations is due in August 2005. Management cannot yet determine the effects, if any, these changes may have on the financial strength of its customers and/or the elder care services industry.

Future changes in government reimbursement rates, changes in the PPS’ rules, and other regulatory changes may negatively impact the Elder Care Business’ operations. Any reduction in the reimbursements available to physicians under Medicare and Medicaid may lead to a corresponding reduction in the spending budgets of physicians, the principal customers of the Physician Business.

The Elder Care Business depends on a limited number of large customers.

The Elder Care Business depends on a limited number of large customers for a significant portion of its net sales. The Elder Care Business has long-term contracts with each of its largest customers. The consolidation or divestiture of a large nursing home facility that results in a loss of a significant, large customer or portion thereof in the Elder Care Business, could have a material adverse effect on the Company’s business and results of operations. In addition, an adverse change in the financial condition of one or more of these large customers could have a material adverse effect on the Company’s results of operations or financial condition.

The viability of the Company’s customers may be threatened by increasing costs of malpractice claims and liability insurance.

Insurance rates for the customers of the Elder Care and Physician Businesses have greatly increased. If meaningful reform legislation is not adopted or adopted legislation is not effective in reducing these rates, many of the Company’s customers may be adversely affected which could in turn affect their financial viability.

The Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers.

The medical supply distribution market is highly competitive. The Company’s operating results could be materially adversely affected if competitors lower prices of products similar to those distributed by the Company, which would require the Company to match the competitive pricing or lose sales. Principal competitors of the Company include full-line and full-service multimarket medical distributors and direct manufacturers, many of which have a national presence. Many of these competitors:

•	are substantially larger in size;

•	have sales representatives competing directly with the Company;

•	have substantially greater financial resources than the Company;

•	have lower product costs; and

•	have lower operating costs.

The Company also faces significant competition from regional and local dealers, telesales firms, and mail order firms. Several mail order competitors distribute medical supplies on a national, regional or local basis and have less operating costs including lower or no sales tax charges to customers.

Continued consolidation within the healthcare industry may lead to increased competition.

Consolidation within the healthcare industry has resulted in increased competition by direct manufacturers, large national distributors, and drug wholesalers, and may result in lower customer pricing and/or higher operating costs. The Company could face additional competition because:

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

There can be no assurance that the Company will maintain operating margins if provider consolidations occur or be able to maintain customer relationships and avoid increased competition and significant pricing pressure in the future.

The expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage.

The medical-products industry is subject to a multi-tiered pricing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions, originally limited to nonprofit hospitals, can obtain more favorable prices for medical products than the Company. The multi-tiered pricing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Although the Company is seeking to obtain similar terms from manufacturers, management cannot assure that such terms will be obtained.

The Company depends on the availability of lower cost, multi-tiered pricing of products.

In order to offset the negative impact of competition and multi-tiered pricing, the Company depends on the availability of multi-tiered priced products from other distributors and customers at costs that are lower than the manufacturers’ list price. The reduction of availability of lower product costs will negatively impact the Company’s gross margins.

The ability to maintain good relations with vendors may affect the Company’s overall profitability.

Currently, the Company relies on vendors to provide:

•	field sales representatives’ technical and selling support;

•	acceptable purchasing, pricing, and delivery terms;

•	sales performance incentives;

•	financial support of sales and marketing programs;

•	promotional materials; and

•	product availability.

There can be no assurance that the Company will be successful in maintaining good relations with its vendors.

The Company depends heavily on unique distributorship agreements and the termination of any agreements could reduce revenues and earnings.

The Company distributes over 97,000 medical products manufactured by approximately 1,900 vendors. The Company relies on these vendors to manufacture and supply these products. None of the vendors accounted for more than 10% of the Company’s consolidated inventory purchases during the fiscal years ended April 1, 2005, April 2, 2004, and March 28, 2003.

The Company must hire and retain qualified sales representatives to continue its sales growth.

The Company’s ability to retain existing customers and attract new customers is dependent upon hiring new sales representatives and retaining existing sales representatives. The inability to adequately hire or retain sales representatives could limit the Company’s ability to expand its business and increase sales.

If a sales representative ceases employment, the Company risks the loss of customer goodwill based on the impairment of relationships developed between the sales representative and the Company’s customers for whom the sales representative was responsible. This is particularly a risk where the representative goes to work for a competitor. The Company requires sales representatives to execute employment agreements containing restrictive covenants which protect the Company’s legitimate business interests. However, these agreements have not been obtained from all sales representatives. In addition, the terms of these agreements in a limited number of states may not be enforceable. The Company is actively attempting to execute employment agreements with employees that currently do not have agreements in place but the Company may not be able to obtain an agreement from each such employee.

The Company must retain the services of senior management.

The Company’s success depends largely on the efforts and abilities of senior management, particularly the executive management team. The loss of the services of one or more of such individuals may adversely affect the Company’s business. Because of the decentralized operating infrastructure, the Company is also dependent upon the operations and sales managers at each distribution center. In addition, the Company does not maintain any key man insurance for members of its senior management.

The Company’s strategy for growth may not result in additional revenue or operating income and may have an adverse effect on working capital, operating cash flow, and earnings.

There can be no assurance that the Company’s business strategy for growth will result in additional revenues or operating income. A key component of the Company’s business strategy is to increase sales to both existing and new customers, including large chains, independent operators, and provider groups. In addition, these efforts may result in increased costs and expenses to the Company without any increase in revenue or operating income. The Company intends to accomplish this by:

•	expanding its product offerings;

•	expanding its sales support services;

•	expanding its sales force for home care customers;

•	developing innovative marketing and distribution programs;

•	expanding e-commerce initiatives and development;

•	improving distribution capability and efficiency through systems development and implementation;

•	improving supply chain efficiency through centralization and systems implementation; and

•	improving operating margins through a global sourcing strategy which is designed to source high quality, low cost medical products and equipment.

The Company’s operations and prospects in Asia are subject to significant political, economic and legal uncertainties.

The Company is currently executing a global sourcing strategic initiative whereby certain products will be purchased directly from Asian manufacturers. The Company’s business, financial condition and operating results may be adversely affected by changes in the political, social or economic environment in Asia. Any changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s ability to conduct business.

The operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations.

The Physician and Elder Care Businesses currently operate a delivery fleet of over 500 vehicles. Management considers the deployment of this fleet to be one of the Company’s competitive advantages. Approximately 76% and 38% of the Physician Business’ and the Elder Care Business’, respectively, shipments are delivered via the fleet. There can be no assurance that the Company would be able to fully pass along any further significant increases in fuel costs to its customers.

In addition, fluctuations in fuel prices impact the operating costs of common carriers who deliver inventory to the Company’s distribution centers. These common carriers may attempt to pass fuel related operating costs through to the Company as a fuel surcharge that may have an adverse effect on the Company’s results of operations. Similarly, strikes or other service interruptions by third party carriers may cause an increase in the Company’s operating expenses and adversely affect the Company’s ability to deliver products on a timely basis. Even if the Company is able to pass through surcharges to its customers, customers may choose to reduce or defer purchases from the Company.

The significant investment in inventory may be exposed to risk of product obsolescence or market valuation.

In order to provide prompt and complete service to customers, the Company maintains a significant investment in inventory at the full-service and strategic distribution centers. Inventory control procedures and policies are in place to monitor the risk of product obsolescence or declining market prices. Nevertheless, management cannot assure that:

•	such procedures and policies will continue to be effective;

•	the demand for certain product lines will continue;

•	unforeseen product development or price changes will not occur; or

•	the write-off of any unsold inventory in the future will not be significant.

In addition, inventory purchased as a result of a business combination may include different product lines that are not normally distributed by the Company. These product lines may be difficult to sell and, therefore, result in a write-off if such inventory is not saleable in the future. Any inventory write-offs could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Business acquisitions may decrease existing shareholders’ percentage ownership in the Company and/or require the Company to incur additional debt.

Future acquisitions or investments may be financed by the issuance of equity securities that could be dilutive to shareholders. Additionally, the Company may incur additional debt and amortization expense related to identifiable intangible assets. This additional debt and amortization expense may significantly reduce profitability and adversely affect the Company’s business, financial condition, and results of operations. The Company is also required to review its intangible assets at least annually to determine if any of these assets have become impaired. A significant impairment of certain intangible assets could negatively impact the Company’s results of operations.

If the Company has difficulties integrating acquired companies within the business, profitability may be adversely affected.

The Company may be unable to successfully integrate acquired businesses and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired business may be difficult when the acquired business is in a market in which the Company has limited or no expertise, or has a different corporate culture. If the Company is unable to successfully integrate acquired businesses:

•	substantial costs and delays may be incurred;

•	operational, technical, or financial problems may be experienced;

•	management’s attention and other resources may be diverted; and

•	relationships with key customers and employees may be damaged.

The Company’s indebtedness may limit the ability to obtain additional financing in the future and may limit its flexibility to react to industry or economic conditions.

At April 1, 2005, the Company has a revolving line of credit with maximum availability of borrowings of $200 million. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Any deterioration in the realizability of these assets could reduce the amount available under the revolving line of credit. At April 1, 2005, the Company had sufficient assets based on eligible inventories and accounts receivable to borrow up to $171.2 million under the $200 million revolving line of credit, of which $25.0 million was outstanding.

Increases in the level of the Company’s indebtedness could:

•	limit the ability to obtain additional financing in the future for working capital requirements;

•	limit the ability to make capital expenditures;

•	limit acquisition activity;

•	limit the Company’s flexibility in reacting to changes in the industry and economic conditions in general; and

•	adversely affect the Company’s liquidity because a substantial portion of cash flow must be dedicated to debt service and will not be available for other purposes.

The Company normally meets its operating requirements by (i) maintaining appropriate levels of liquidity under its revolving line of credit and (ii) using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. However, changes in capital markets or adverse changes to the Company’s operations may disrupt the Company’s ability to maintain adequate levels of liquidity.

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

The Company’s common stock experiences significant price and volume fluctuations. Trading prices of the Company’s common stock may be influenced by operating results and prospects and by economic, financial, regulatory and other factors. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of the Company’s common stock.

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

Tax legislation initiatives could adversely affect the Company’s net earnings and tax liabilities.

The Company is subject to the tax laws and regulations of the United States Federal, state and local governments. From time to time, various legislative initiatives may be proposed that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate will not be adversely affected by these initiatives. In addition, United States Federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

The Company faces litigation and liability exposure for existing and potential claims.

The Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Note 16 Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company faces litigation risk exposure to product liability and other claims.

The Company’s business primarily involves the distribution of pharmaceutical and other medical products and equipment. There is a risk that an injury or other liability arising from the use or transportation of the products may result in litigation against the Company. Accordingly, the Company maintains insurance policies, including product liability insurance, covering risks and in amounts management considers adequate. Additionally, in many cases the Company is covered by indemnification from the manufacturer of the product. However, there can be no assurance that the coverage maintained by the Company is sufficient to cover future claims, that it will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. A successful claim brought against the Company in excess of available insurance or indemnification, or any claim that results in significant adverse publicity against the Company, could harm the Company’s business.

The Company faces risk that proprietary rights may infringe on the rights of third parties.

The Company believes that its private-label products and other proprietary rights do not infringe upon the proprietary rights of third parties. However, from time to time, third parties may assert infringement claims against the Company. If the Company was found to be infringing on other’s rights, the Company may be required to pay substantial damage awards, obtain a license, or cease selling the products that contain the infringing property and these actions may be significant and result in material losses.

If environmental claims arise, the Company could incur substantial liabilities and costs.

The Company’s operations and properties are subject to various Federal, state and local laws and regulations relating to environmental matters. As such, the Company may be responsible for the investigation and remediation of property contaminated by hazardous, toxic, or other chemical substances, regardless of whether the Company is responsible for such contamination. The costs of such investigation and remediation requirements may be substantial. In addition, the Company could be held liable to governmental entities or third parties for any property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. These costs and liabilities could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

If management fails to maintain an effective system of internal controls, the Company may not be able to accurately report its financial results.

Effective internal controls are necessary to provide reliable financial reports. If the Company cannot provide reliable financial reports, the business and operating results could be adversely affected. Any failure to maintain effective internal controls over financial reporting may cause the Company to fail to meet its reporting obligations, which could have a negative impact on the trading price of its stock.

The Articles of Incorporation, Bylaws, Rights Agreement, and Florida law may inhibit a takeover of the Company.

The Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and Florida law contain provisions that may delay, deter, or inhibit a future acquisition. This could occur even if shareholders are offered an attractive value for their shares of common stock or if a substantial number or even a majority of the Company’s shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any transaction. A staggered Board of Directors, the State of Florida’s Affiliated Transaction Statute, or the State of Florida’s Control-Share Acquisition Statute could delay, deter, or inhibit potential offers to acquire the Company.

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

The health care industry is highly regulated and the Company is subject to various Federal, state, and local laws and regulations, which include the operating and security standards of the Drug Enforcement Agency (“DEA”), the FDA, various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (“HHS”), the Occupational Safety and Health Administration (“OSHA”), CMS, the State Attorney General, State Medicaid fraud units, and other comparable agencies. The Company’s global sourcing initiatives have increased the Company’s exposure to these regulatory agencies. Certain of the Company’s distribution service centers may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, HHS, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing, and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations. In addition, there can be no assurance that the Company will be able to maintain or renew existing permits and licenses or obtain, without significant delay, future permits and licenses needed for the operation of the Company’s businesses.

The noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company’s results of operations and financial condition. In addition, if changes were to occur to the laws and regulations applicable to the Company’s businesses, such changes could adversely affect many of the Company’s regulated operations, which include distributing pharmaceuticals. Also, the health care regulatory environment may change in a manner that could restrict the Company’s existing operations, limit the expansion of the Company’s businesses, apply regulations to previously unregulated businesses or otherwise affect the Company adversely.

Although the Company attempts to comply with law and regulations applicable to the marketing and sale of medical products and supplies, such standards are rapidly developing and often subject to multiple interpretations. Failure to comply with such laws and regulations could have a material adverse affect on the Company, including criminal and civil penalties, administrative sanctions, fines, and other adverse actions, including but not limited to exclusion from participation in Medicare, Medicaid, and other Federal and state health care programs.

The Medicare Part B billing services provided by the Elder Care Business is subject to review by Federal agencies.

During fiscal year 2004, the Company acquired a company that provides billing services to the long-term care industry. As a result, the Company must comply with Medicare and Medicaid, other Federal health care programs, managed care and third party payor laws and regulations regarding billing, coding, claim submission, and coverage. Failure to comply with the regulations governing Medicare/Medicaid, other Federal programs, managed care or third party payor reimbursement or financial reporting, or otherwise committing healthcare fraud, could subject the Company to adverse actions by its clients or government or private payors as a result of delays or lost reimbursement, recoupment of amounts previously paid, and could subject the Company to substantial fines or penalties, and other sanctions, including exclusion from participation in any Federal health care program. The government is actively involved in investigation of allegations of health care fraud. In addition, the Federal False Claims Act creates a financial incentive for private individuals, called whistleblowers, to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. An adverse determination regarding the Company’s compliance with Medicare, Medicaid, or other Federal health care program’s billing, coding, claim submission, and coverage requirements, brought by either the government or a private individual, could have a material effect on the Company’s financial position and results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act and other laws could adversely impact the Company’s competitive position and subject us to penalties and other adverse consequences.

The Company is subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with the Company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the non-U.S. countries in which the Company conducts business. The Company has attempted to implement safeguards to prevent and discourage such practices by employees and agents. The Company can make no assurance, however, that employees or other agents will not engage in such conduct for which the Company might be held responsible. If employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is also subject to the Patriot Act and other anti boycott and reporting laws. Failure to comply with these laws could subject the Company, its employees or other agents to penalties and other adverse consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The objective in managing the Company’s exposure to market risk is to limit the potential impact to earnings and cash flow from changes in interest rates and availability of capital. The following assessment of the Company’s market risk does not include uncertainties that are either nonfinancial or nonquantifiable, such as political uncertainty, economic uncertainty, impact of future tax legislation, and credit risks. The Company’s primary interest rate exposure relates to cash, fixed and variable rate debt, and a single interest rate swap.

Interest Rate Sensitivity. During fiscal year 2005, the Company’s debt obligations consisted of (i) the $150 million of 2.25% convertible senior notes and (ii) borrowings under the revolving line of credit, which currently bears interest at the Bank’s prime rate plus an applicable margin of between -0.50% and 0.50% based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (“Leverage Ratio”), as defined in the Amended Credit Agreement, or at LIBOR plus an applicable margin of between 1.50% and 2.50% based on the Company’s Leverage Ratio.

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

On July 19, 2004, the Company elected to reduce the notional amount of the interest rate swap from $35 million to $25 million. Accordingly, during fiscal year 2005, the Company reclassified a gain of $0.1 million from accumulated other comprehensive income to interest expense related to the portion of the swap that was terminated.

As of April 1, 2005, the swap carries a notional principal amount of $25 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. During fiscal year 2005, the Company recorded an unrealized gain, net of related tax effects, of approximately $0.3 million for the estimated fair value of the swap agreement in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The unrealized loss, net of related tax effects, recorded during fiscal year 2004 was immaterial.

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

Commodity Prices. The Company currently has exposure to commodity risk related to the cost of fuel. Product is delivered to customers either by a third party carrier or the Company-owned delivery fleet. Significant increases in the cost of fuel impact the operating costs of common carriers and would have a material effect on the Company’s operating expenses. Common carriers may pass fuel related operating costs through to the Company as a fuel surcharge. However, there can be no assurance that the Company would be able to fully pass along any further significant increases in fuel costs to its customers due to the competitive nature of the medical supply distribution industry.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company‘s current disclosure controls and procedures were effective at April 1, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In designing and evaluating the disclosure controls and procedures, Company management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitation in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Management of PSS World Medical, Inc. (the “Company”) is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 1, 2005. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error or circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of April 1, 2005.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended April 1, 2005, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.

(b) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PSS World Medical, Inc. maintained effective internal control over financial reporting as of April 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PSS World Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PSS World Medical, Inc. maintained effective internal control over financial reporting as of April 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, PSS World Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of April 1, 2005 and April 2, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2005, and our report dated June 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Jacksonville, Florida

June 8, 2005

(c) Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Company’s fiscal year 2005 Annual Meeting of Shareholders under the caption “MANAGEMENT-Directors and Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2005 Annual Meeting of Shareholders under the caption “MANAGEMENT-Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2005 Annual Meeting of Shareholders under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Information with respect to equity compensation plans is included in Item 5, Market for the Registrant’s Common Equity and Related Stockholder Matters, of this Form 10-K and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2005 Annual Meeting of Shareholders under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2005 Annual Meeting of Shareholders under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (5)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (10)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (10)

3.2	Amended and Restated Bylaws, dated as of March 15, 1994. (2)

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc. (20)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee. (20)

4.3	Form of 2.25% Convertible Senior Note due 2024. (20)

4.4	Shareholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (6)

4.5a	Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. (7)

4.5b	Amendment to Shareholder Protection Rights Agreement, dated as of April 12, 2002, between the Company and First Union National Bank, as Successor Rights Agent. (11)

10.1*	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2*	Amended and Restated Directors Stock Plan. (17)

10.3*	Amended and Restated 1994 Long-Term Incentive Plan. (4)

10.4*	Amended and Restated 1994 Long-Term Stock Plan. (17)

10.5*	1994 Employee Stock Purchase Plan. (3)

10.6*	1994 Amended Incentive Stock Option Plan. (1)

10.7*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001). (17)

10.8*	1999 Broad-Based Employee Stock Plan. (17)

10.9*	Shareholder Value Plan (Portions omitted pursuant to a request for confidential treatment-Separately filed with the SEC). (17)

10.10	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC). (18)

10.11*	Amended and Restated Savings Plan. (12)

10.11a*	First Amendment to the Amended and Restated Savings Plan. (14)

10.11b*	Second Amendment to the Amended and Restated Savings Plan. (16)

Exhibit Number	Description
10.11c*	Third Amendment to the Amended and Restated Savings Plan. (17)

10.11d*	Fourth Amendment to the Amended and Restated Savings Plan. (18)

10.11e*	Fifth Amendment to the Amended and Restated Savings Plan. (19)

10.11f*	Sixth Amendment to the Amended and Restated Savings Plan.

10.12	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (17)

10.12a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (19)

10.12b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (20)

10.12c	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (22)

10.12d	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (23)

10.13*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Jeffrey H. Anthony.

10.13a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Jeffrey H. Anthony.

10.14*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson. (16)

10.15*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Gary A. Corless. (9)

10.15a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Gary A. Corless. (9)

10.15b*	Amendment to Employment Agreement, dated as of June 1, 2002, by and between the Company and Gary A. Corless. (16)

10.16*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Edward D. Dienes.

10.16a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Edward D. Dienes.

10.16b*	Addendum to Employment Agreement, dated as of June 16, 2000, by and between the Company and Edward D. Dienes.

Exhibit Number	Description
10.17*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English. (21)

10.18*	Employment Agreement, dated as of January 1, 2002, by and between the Company and Bradley J. Hilton.

10.19*	Employment Agreement, dated as of April 1, 2001, by and between the Company and Mary M. Jennings.

10.20*	Employment Agreement, dated as of February 21, 2000, by and between the Company and David D. Klarner.

10.20a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David D. Klarner.

10.21*	Employment Agreement, dated as of April 1, 2003, by and between the Company and Gary J. Nutter. (19)

10.22*	Employment Agreement, dated as of April 1, 2000, by and between the Company and David H. Ramsey.

10.23*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (8)

10.23a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (8)

10.24*	Employment Agreement, dated as of July 10, 2003, by and between the Company and David A. Smith. (17)

10.25*	Employment Agreement, dated as of November 19, 2002, by and between the Company and Robert C. Weiner.

10.26*	Employment Agreement, dated as of October 1, 2002, by and between the Company and Tony Oglesby. (16)

10.26a*	Severance Agreement, dated as of October 20, 2003, by and between the Company and Tony Oglesby. (19)

10.27*	Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly. (8)

10.27a*	Amendment to Severance Agreement, dated as of October 30, 2002, by and between the Company and Patrick C. Kelly. (16)

10.28	Stock Purchase Agreement, dated as of October 28, 2002, among PSS World Medical, Inc., Imaging Acquisition Corporation, and Platinum Equity, LLC. (13)

10.28a	Amendment to Stock Purchase Agreement, dated as of November 18, 2002, among PSS World Medical, Inc., Diagnostic Imaging, Inc., Imaging Acquisition Corporation and Platinum Equity, LLC. (15)

10.29*	PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (23)

Exhibit Number	Description
10.29a*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004. (23)

10.30*	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (23)

10.30a*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004. (23)

10.31*	PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (23)

10.31a*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2004. (23)

10.32*	PSS World Medical, Inc. Directors’ Deferred Compensation Plan. (21)

10.33*	PSS World Medical, Inc. 2004 Non-Employee Directors’ Deferred Compensation Plan. (23)

10.34	Asset Purchase Agreement, dated as of October 7, 2004, among the Company, each of the Company’s subsidiaries therein named, the Skoronski Corporation and Stephen M. Skoronski (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC.) (24)

10.35	Sourcing Services Agreement, dated as of January 19, 2005, among the Company, each of the Company’s subsidiaries therein named, Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co., Ltd., Mark Engel, Elaine Fong, and Dr. Gao Zhan (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC.)

10.36*	Form of Restricted Stock Award Agreement.

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of PSS World Medical, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

*	Represents a management contract or compensatory plan or arrangement.

(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.

(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-3, Registration No. 33-97524.

(3)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.

(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.

(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 22, 1998.

(7)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(8)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.

(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2001.

(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

(11)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 29, 2002.

(12)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed October 30, 2002.

(14)	Incorporated by Reference to the Company’s Current Report on Form 10-Q, for the quarter ended September 27, 2002.

(15)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed November 20, 2002.

(16)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.

(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.

(19)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.

(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2004.

(22)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(23)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.

(24)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on June 13, 2005.

PSS WORLD MEDICAL, INC

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Clark A. Johnson Clark A. Johnson	Chairman of the Board of Directors	June 13, 2005

/s/ David A. Smith David A. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 13, 2005

/s/ A. R. Carpenter A. R. Carpenter	Director	June 13, 2005

/s/ T. O’Neal Douglas T. O’Neal Douglas	Director	June 13, 2005

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	June 13, 2005

/s/ Delores P. Kesler Delores P. Kesler	Director	June 13, 2005

/s/ Stephen H. Rogers Stephen H. Rogers	Director	June 13, 2005

/s/ Charles R. Scott Charles R. Scott	Director	June 13, 2005

/s/ Charles E. Adair Charles E. Adair	Director	June 13, 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries (the Company) as of April 1, 2005 and April 2, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2005. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index for each of the years in the three-year period ended April 1, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 1, 2005 and April 2, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective November 21, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Jacksonville, Florida

June 8, 2005

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 1, 2005 AND APRIL 2, 2004

(Dollars in Thousands, Except Share Data)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$17,888	$58,928
Accounts receivable, net	217,350	188,421
Inventories	134,110	99,864
Employee advances	82	19
Deferred tax assets, net	29,014	40,796
Prepaid expenses and other	19,369	8,687

Total current assets	417,813	396,715

Property and equipment, net	81,105	69,591
Other Assets:
Goodwill	85,617	69,909
Intangibles, net	21,858	11,292
Deferred tax assets, net	811	6,533
Other	39,154	32,806

Total assets	$646,358	$586,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109,649	$91,160
Accrued expenses	44,880	33,253
Revolving line of credit	25,000	35,000
Other	9,701	16,955

Total current liabilities	189,230	176,368

Convertible senior notes	150,000	150,000
Other noncurrent liabilities	30,310	21,290

Total liabilities	369,540	347,658

Commitments and contingencies (Notes 2, 3, 4, 10, 11, 12, 13, 14, and 16)
Shareholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized, 64,961,682 and 64,833,453 shares issued and outstanding at April 1, 2005 and April 2, 2004, respectively	649	648
Additional paid-in capital	292,208	292,268
Accumulated deficit	(14,559)	(53,531)
Unearned compensation	(1,711)	(157)
Accumulated other comprehensive income (loss)	231	(40)

Total shareholders’ equity	276,818	239,188

Total liabilities and shareholders’ equity	$646,358	$586,846

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 1, 2005, APRIL 2, 2004, AND MARCH 28, 2003

(Dollars in Thousands, Except Per Share Data)

	2005	2004	2003
Net sales	$1,473,769	$1,349,917	$1,177,893
Cost of goods sold	1,050,414	964,560	841,899

Gross profit	423,355	385,357	335,994
General and administrative expenses	262,205	243,395	226,717
Selling expenses	99,591	94,141	83,390

Income from operations	61,559	47,821	25,887

Other (expense) income:
Interest expense	(6,856)	(5,560)	(12,554)
Interest and investment income	217	176	517
Other income	1,234	3,863	279

Other expense	(5,405)	(1,521)	(11,758)

Income from continuing operations before provision for income taxes	56,154	46,300	14,129
Provision for income taxes	16,770	17,597	5,315

Income from continuing operations	39,384	28,703	8,814

Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $2,575)	—	—	(4,101)
Loss on disposal of discontinued operations (net of income tax benefit of $1,849, $741, and $35,145, respectively)	(412)	(1,164)	(59,476)

Total loss from discontinued operations	(412)	(1,164)	(63,577)

Net income (loss)	$38,972	$27,539	$(54,763)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.61	$0.43	$0.12
Total loss from discontinued operations	(0.01)	(0.02)	(0.91)

Net income (loss)	$0.60	$0.41	$(0.79)

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.60	$0.42	$0.12
Total loss from discontinued operations	(0.01)	(0.02)	(0.90)

Net income (loss)	$0.59	$0.40	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 1, 2005, APRIL 2, 2004, AND MARCH 28, 2003

(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In	Accumulated (Deficit)	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Totals
Balance at March 29, 2002	71,270,044	$712	$350,043	$(26,307)	$—	$—	$324,448
Net loss	—	—	—	(54,763)	—	—	(54,763)
Purchase of treasury shares	(3,589,000)	(36)	(25,551)	—	—	—	(25,587)
Employee benefits and other	189,517	2	1,086	—	—	—	1,088

Balance at March 28, 2003	67,870,561	678	325,578	(81,070)	—	—	245,186

Net income	—	—	—	27,539	—	—	27,539
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	—	(40)	(40)

Total comprehensive income							27,499

Purchase of treasury shares	(3,921,657)	(39)	(40,594)	—	—	—	(40,633)

Exercise of stock options and related tax benefit	836,043	8	6,718	—	—	—	6,726

Issuance of restricted stock	32,006	1	228	—	(229)	—	—

Vesting of restricted stock	—	—	—	—	72	—	72

Employee benefits and other	16,500	—	338	—	—	—	338

Balance at April 2, 2004	64,833,453	648	292,268	(53,531)	(157)	(40)	239,188

Net income	—	—	—	38,972	—	—	38,972
Unrealized gain on interest rate swap, net of income tax benefit	—	—	—	—	—	271	271

Total comprehensive income							39,243

Purchase of treasury shares	(1,000,600)	(10)	(9,908)	—	—	—	(9,918)

Exercise of stock options and related income tax benefit	936,757	9	7,603	—	—	—	7,612

Issuance of restricted stock, net of forfeitures	191,892	2	2,059	—	(2,061)	—	—

Vesting of restricted stock and related income tax benefit	—	—	94	—	507	—	601

Employee benefits and other	180	—	92	—	—	—	92

Balance at April 1, 2005	64,961,682	$649	$292,208	$(14,559)	$(1,711)	$231	$276,818

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 1, 2005, APRIL 2, 2004, AND MARCH 28, 2003

(Dollars in Thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$38,972	$27,539	$(54,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Total loss from discontinued operations	412	1,164	63,577
Provision for deferred income taxes	17,371	11,851	6,516
Depreciation	14,241	12,756	12,011
Provision for doubtful accounts	5,081	5,926	4,613
Amortization of intangible assets	4,537	2,835	2,368
Amortization of debt issuance costs	1,918	1,065	3,806
Provision for deferred compensation	816	682	632
Noncash compensation expense	652	220	73
Provision for notes receivable	187	182	2,939
Loss on sale of property and equipment	153	339	296
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	(26,322)	(34,276)	(9,436)
Inventories	(30,926)	(18,378)	4,933
Prepaid expenses and other current assets	(6,167)	7,263	(14,262)
Other assets	(4,876)	(7,749)	1,337
Accounts payable	13,026	(1,739)	13,437
Accrued expenses and other liabilities	7,185	12,181	6,389
Net cash used in discontinued operations	—	—	(356)

Net cash provided by operating activities	36,260	21,861	44,110

Cash Flows From Investing Activities:
Capital expenditures	(25,931)	(21,117)	(11,999)
Payments for business combinations, net of cash acquired of $355, $135, and $0, respectively	(24,367)	(19,328)	(4,464)
Payments for nonsolicitation agreements	(6,750)	(327)	—
Proceeds from sale of Imaging Business, net of transaction and settlement costs of $4,854, 2,067 and $3,298, respectively	(4,854)	(2,067)	12,087
Payment for investment in Tiger Medical	(1,000)	—	—
Payments for noncompetition agreements	(591)	(702)	(690)
Proceeds from sale of property and equipment	23	44	47
Net cash used in discontinued operations	—	—	(1,555)

Net cash used in investing activities	(63,470)	(43,497)	(6,574)

Cash Flows From Financing Activities:
Net (repayments) proceeds from revolving line of credit	(10,000)	(48,000)	83,000
Purchase of treasury shares	(9,918)	(40,633)	(25,587)
Proceeds from issuance of common stock	5,489	4,898	818
Proceeds from borrowings related to Tiger Medical	599	—	—
Proceeds from issuance of 2.25% convertible senior notes	—	150,000	—
Proceeds from note receivable	—	1,190	—
Payment of debt issuance costs	—	(6,062)	—
Repayment of Senior Subordinated Notes	—	—	(125,000)
Payment of premiums for retirement of Senior Subordinated Notes	—	—	(5,170)

Net cash (used in) provided by financing activities	(13,830)	61,393	(71,939)

Net (decrease) increase in cash and cash equivalents	(41,040)	39,757	(34,403)
Cash and cash equivalents, beginning of year	58,928	19,171	53,574

Cash and cash equivalents, end of year	$17,888	$58,928	$19,171

Supplemental Disclosures:
Cash paid (received) for:
Interest	$5,484	$4,671	$15,883

Income taxes, net	$1,969	$1,260	$(2,809)

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 1, 2005, APRIL 2, 2004, AND MARCH 28, 2003

(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.	NATURE OF OPERATIONS

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 43 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 29 full-service distribution centers, 23 break-freight locations, and two redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. In addition, the Elder Care Business provides Medicare Part B reimbursable products and billing services, either on a fee for service or a full assignment basis. The Elder Care Business currently operates 14 full-service distribution centers, 5 break-freight locations, and 2 ancillary billing service centers serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. On November 18, 2002, the Company completed the sale of the Imaging Business. As a result, DI’s results of operations for fiscal year 2003 have been classified as discontinued operations. Refer to Note 17, Discontinued Operations, for a further discussion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of PSS World Medical, Inc. and its wholly owned subsidiaries. Variable Interest Entities (“VIEs”), as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(R)”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Company when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2005, 2004 and 2003 consisted of 52 weeks, 53 weeks, and 52 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventories, property and equipment, goodwill, and intangibles; allowances for doubtful accounts receivables and vendor rebate receivables; valuation allowances for deferred income taxes; liabilities for loss contingencies; valuations associated with business combinations; and valuation of derivatives. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable and amounts outstanding under the revolving line of credit approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s 2.25% convertible senior notes at April 1, 2005 and April 2, 2004 was $150,000 and the fair value, which is estimated using quoted market prices, was approximately $144,000 and $152,780, respectively.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits with financial institutions and highly liquid investment grade instruments having maturities of three months or less at the date of purchase. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

Trade accounts receivable consist of amounts owed to the Company and are stated at cost, which approximates fair value due to the short-term nature of the asset. Although the Company’s outstanding accounts receivable are exposed to credit risk, the Company maintains valuation allowances for estimated losses resulting from non-collection of outstanding amounts due from its customers. The valuation allowances include specific amounts for those accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

The Physician Business’ trade accounts receivable consist of numerous individual accounts; none of which is individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $2,053 and $2,009 at April 1, 2005 and April 2, 2004, respectively.

The Elder Care Business’ trade accounts receivable have a number of large, national chain customer accounts that are significant to its business. Approximately 21%, 24%, and 30% of the Elder Care Business’ net sales for the fiscal years ended April 1, 2005, April 2, 2004, and March 28, 2003, respectively, represent sales to its largest five customers. As of April 1, 2005, the largest five customer accounts receivable balances outstanding represented 15% of the Elder Care Business’ gross accounts receivable and accounts receivable, net of allowance for doubtful accounts. As of April 2, 2004, the largest five customer accounts receivable balances outstanding represented approximately 15% of the Elder Care Business’ gross accounts receivable balance and 16% of accounts receivable, net of allowance for doubtful accounts. The Elder Care Business had allowances for doubtful accounts of approximately $7,552 and $8,011 at April 1, 2005 and April 2, 2004, respectively.

During fiscal year 2004, the Elder Care Business changed its method for establishing its allowance for doubtful accounts due to (i) changes in Medicare and Medicaid reimbursement rates and (ii) an analysis of the prior two years of accounts receivable collection and write-off history and the then projected bad debt write-offs. Based on the results of this analysis, combined with the changes to the reimbursement rates, management concluded that the methodology for establishing the allowance for doubtful accounts resulted in, and would continue to result in, an overstatement of the reserve requirement. In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes (“APB 20”), management revised the estimates used to establish the allowance for doubtful accounts for the Elder Care Business. This change in estimate reduced the reserve percentages applied to various aging categories of accounts receivable, to more closely reflect actual collection and write-off history. The impact of reducing the reserve percentages was approximately $900, net of benefit for income taxes, or $0.01 basic and diluted earnings per share for the fiscal year ended April 2, 2004. No changes to the methodology have been made subsequent to December 31, 2003.

Inventories

Inventories consist of medical products, medical equipment, and other related products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. The net realizable value of excess and slow moving inventory is determined using judgment as to when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. During fiscal year 2005, the Physician Business and the Elder Care Business conducted physical inventory observations and reconciliations to inventory per the general ledger on a semi-annual basis. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of each distribution center inventory valuation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Equipment	5 to 15 years
Computer hardware and software	3 to 15 years

During fiscal year 2006, the estimated useful lives of certain computer hardware and software with a carrying value of approximately $27.4 million will be extended 120 months from March 23, 2005 to coincide with the expected service life of the assets. Computer hardware and software capitalized subsequent to this change in estimate will continue to be depreciated over a period ranging from 3 to 10 years.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Capitalized internal-use software costs are amortized over the estimated useful lives of the software, ranging from 6 to 15 years.

Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2005, 2004, and 2003 was $469, $27, and $0, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. The fair value of goodwill is reviewed annually, as of the last day of the fiscal year, for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired.

Intangibles

SFAS 142 requires intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method over the following estimated useful lives.

Useful Life
Customer Relationships	7 to 15 years
Nonsolicitation Agreements	4 to 21 years
Noncompetition Agreements	1 to 10 years
Signing Bonuses	1 to 5 years
Other Intangibles	4 to 5 years

Nonsolicitation Agreements

Certain sales representatives employed by the Physician and Elder Care Businesses have executed employment agreements in exchange for a cash payment (“Nonsolicitation Agreements”). These employment agreements include nonsolicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a one-year period subsequent to the date the sales representative ceases employment with the Company. The costs of these Nonsolicitation Agreements made to sales representatives are capitalized and amortized on a straight-line basis over its estimated useful life, which is based on a number of factors, plus one year for the nonsolicitation period. If a sales representative terminates employment prior to the end of the estimated useful life of the agreement, the remaining net book value of the asset will be amortized over the one-year nonsolicitation period.

During the period the sales representatives remain employed with the Company, the nonsolicitation intangible asset is evaluated for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the Company to test for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in sales generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death, or (iv) full retirement by the sales representative. In the event that the carrying value of the assets are determined to be unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with SFAS 144. Long-lived assets include property and equipment and intangibles. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value.

Accounts Payable

The Company maintains a zero balance cash management system. Accordingly, approximately $17,616 and $13,574 checks that did not clear the bank are included in accounts payable at April 1, 2005 and April 2, 2004, respectively.

Insurance Coverage

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

The Company maintains a casualty insurance program for automobile, workers compensation, and general liability risks which in general provide coverage of up to $2,000, $1,000, and $2,000, respectively. The policies have a retention of $250 per claim for each type of coverage and an aggregate stop loss of approximately $5,100 in any plan year. In addition, the Company maintains an umbrella policy to cover individual losses in excess of program limits.

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by SFAS No. 5, Accounting for Contingencies, the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimatable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to temporary differences between the financial statement carrying amounts and the respective tax bases in existing assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

The Physician Business has two primary sources of revenue: the sale of consumable products and the sale of equipment.

•	Revenue from the sale of consumable products is recognized when products are shipped or delivered. Revenue for these products is recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

•	Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

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

•	Revenue from the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers is recognized when products are shipped or delivered. Revenue for these products is recorded at shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

•	Revenue from the sale of consumable products to Medicare eligible customers is recognized upon estimated usage of the product. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payors or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators.

•	Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled.

•	Revenue from providing Medicare Part B billing services on a fee for service or a full assignment basis to Medicare eligible customers is recognized during the period the supplies being billed to Medicare are delivered to patients.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for potential product and equipment returns, revenue adjustments related to actual usage of products by eligible Medicare Part B patients, Medicare Part B reimbursement denials, and billing errors. Management analyzes product returns and billing errors using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns or billing errors. Management analyzes revenue adjustments related to estimated usage of products by eligible Medicare Part B patients and Medicare Part B reimbursement denials using historical actual cash collection and actual adjustments to gross revenue for a certain period of time. Additional allowances are recorded for any significant specific adjustments known to management.

Consolidated sales allowances are immaterial and generally represent less than 1.0% of gross sales.

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

Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Performance-based rebates are typically measured against inventory purchases or sales volume levels and are received from the vendors once certain performance measures are achieved. The Company recognizes performance-based rebates in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Performance-based rebates for contracts entered into subsequent to November 21, 2002 are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate or refund, provided the amounts are probable and reasonably estimatable. If the amounts are not probable and reasonably estimatable, rebate income is recognized upon achieving the performance measure. Prior to November 21, 2002, rebate income was recognized in the period in which the performance measure was achieved.

The following table summarizes the amount of vendor rebates recognized by segment and the total Company for fiscal years 2005, 2004, and 2003 and indicates what line-items are impacted in the accompanying statements of operations.

	Physician Business			Elder Care Business			Total Company
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net sales	$2,165	$1,182	$1,142	$—	$—	$—	$2,165	$1,182	$1,142
Cost of goods sold	59,875	50,836	42,244	78,153	64,844	49,321	138,028	115,680	91,565
General and administrative expenses	5,656	5,018	4,170	916	784	873	6,572	5,802	5,043

Total	$67,696	$57,036	$47,556	$79,069	$65,628	$50,194	$146,765	$122,664	$97,750

Transaction-based and performance-based rebate contracts are negotiated periodically with vendors. The Company believes that such contracts will continue to be renewed in future periods with terms consistent with the Company’s expected revenue growth rates.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $6,019, $5,258, and $4,986 for fiscal years 2005, 2004, and 2003, respectively. Shipping and handling costs included in general and administrative expenses totaled approximately $77,633, $71,167, and $65,681 for fiscal years 2005, 2004, and 2003, respectively.

Derivative Financial Instruments

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure and are recorded in the accompanying balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings. Currently, the Company’s sole derivative is designated as a cash flow hedge.

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

The following table sets forth basic and diluted earnings per share computational data for the fiscal years ended April 1, 2005, April 2, 2004, and March 28, 2003 (share amounts in thousands, except per share data):

	2005	2004	2003
Income from continuing operations	$39,384	$28,703	$8,814
Total loss from discontinued operations	(412)	(1,164)	(63,577)

Net income (loss)	$38,972	$27,539	$(54,763)

Earnings (loss) per share - Basic:
Income from continuing operations	$0.61	$0.43	$0.12
Total loss from discontinued operations	(0.01)	(0.02)	(0.91)

Net income (loss)	$0.60	$0.41	$(0.79)

Earnings (loss) per share - Diluted: (a)
Income from continuing operations	$0.60	$0.42	$0.12
Total loss from discontinued operations	(0.01)	(0.02)	(0.90)

Net income (loss)	$0.59	$0.40	$(0.78)

Weighted average shares outstanding:
Common shares	64,547	67,074	69,680
Assumed exercise of stock options (b)	1,017	890	694
Assumed vesting of restricted stock	43	26	—

Diluted shares outstanding	65,607	67,990	70,374

(a)	The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the fiscal years ended April 1, 2005 and April 2, 2004, because none of the conditions that would permit conversion were satisfied during the period and the Company’s stock price did not reach the applicable conversion price of $17.10. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes will be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

(b)	Options to purchase approximately 1,801, 1,811, and 4,715 shares of common stock that were outstanding during fiscal years 2005, 2004, and 2003, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

Stock-Based Compensation

There are two categories of stock-based awards: restricted stock and stock options. Stock-based awards are accounted for using the intrinsic-value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below the current market price of the underlying stock on the date of grant.

Restricted stock is generally measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense on a straight-line basis over the vesting period. To the extent restricted stock is forfeited prior to vesting, the corresponding previously recognized expense is reversed as a reduction to stock-based compensation expense.

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, had been applied to all outstanding and unvested stock-based awards in each period.

	2005	2004	2003
Net income (loss), as reported	$38,972	$27,539	$(54,763)
Stock-based employee compensation expense included in reported net income, net of related tax effects	405	43	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,797)	(2,995)	(2,497)

Pro forma net income (loss)	$33,580	$24,587	$(57,260)

Earnings (loss) per share – Basic:
As reported	$0.60	$0.41	$(0.79)
Pro forma	$0.52	$0.37	$(0.82)
Earnings (loss) per share – Diluted:
As reported	$0.59	$0.40	$(0.78)
Pro forma	$0.51	$0.37	$(0.81)

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	53.3%	54.8%	60.5%
Risk-free interest rate	3.44-3.81%	2.46-3.15%	3.0%-4.6%
Expected life of options (years)	5	5-10	5-10

Based on these assumptions, the estimated fair value of options granted for fiscal years 2005, 2004, and 2003, were approximately $178, $5,271, and $5,254, respectively, and such amounts would be amortized to compensation expense over the vesting period. The per share weighted average fair value of stock options granted during fiscal years 2005, 2004, and 2003 was $5.34, $4.11, and $3.95, respectively.

On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which is prior to the effective date of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R), which is effective for the Company at the beginning of fiscal year 2007, or April 1, 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options was not accelerated. As a result of the acceleration, the Company recognized a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. The maximum stock-based compensation expense would be approximately $3,397 if all holders benefited from this amendment with respect to outstanding options. The Company has estimated and recognized compensation expense in the accompanying statements of operations of approximately $0.1 million based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions. For pro forma disclosure requirements under SFAS 148, the Company recognized approximately $4,562 of stock-based compensation during the fiscal year 2005 for all options whose vesting was accelerated.

Comprehensive Income

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income (loss), such as the unrealized gain or loss on the interest rate swap.

Statements of Cash Flows

The Company’s noncash investing and financing activities during fiscal years 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Operating Activities:
Tax benefits related to stock option plans	$2,217	$1,827	$195
Investing Activities:
Business combinations:
Fair value of assets acquired	13,686	8,821	2,056
Liabilities assumed	7,223	4,024	1,024
Customer relationships intangible assets	6,400	5,500	891
Signing bonuses issued	623
Nonsolicitation agreements issued	521	—	—
Noncompetition agreements issued	—	1,200	265
Other intangibles	—	—	538
Investment in Tiger Medical:
Other intangibles	225
Other assets	240
Other long-term liabilities	240
Imaging Business divestiture:
Assets disposed of	—	—	186,428
Liabilities assumed by purchaser	—	—	77,822
Other
Noncompetition agreements issued	—	—	992

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2005 presentation.

Recent Accounting Pronouncements

In October 2004, the EITF issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. The provisions of EITF 04-08 were effective for the quarterly period ended December 31, 2004. If the Company’s stock price reaches $17.10, the dilutive effect of the Company’s $150 million 2.25% convertible senior notes, which have an embedded conversion feature that is contingent upon a market price trigger, would be required to be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) would be included in the weighted average common shares outstanding used in computing diluted earnings per share due to the Company’s stated policy to settle the principal amount of the convertible senior notes in cash. (Refer to Earnings Per Share above for a related discussion.) However, the diluted earnings per share calculation may be further impacted if the Proposed Statement of Financial Accounting Standards, Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) becomes effective. SFAS 128(R) eliminates the provisions of SFAS No. 128, Earnings Per Share that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to use a stated policy to settle the principal amount of the Company’s convertible senior notes in cash. If SFAS 128(R) becomes effective, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) for the interest expense on the convertible senior notes. The Company may elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made, a range of approximately 0 to 1.5 million shares (at a stock price of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

In December 2004, the FASB issued SFAS 123(R). This Statement revises SFAS 123 by eliminating the option to account for employee stock options under APB 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based method”). The Company is required to adopt SFAS 123(R) at the beginning of fiscal year 2007, or April 1, 2006. As discussed above, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options as of June 7, 2004 that accelerated the vesting of any unvested stock option as of April 1, 2005. Therefore, the impact of adopting SFAS 123(R) will be immaterial.

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

Fiscal Year 2005

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,884 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. Pursuant to the terms of the purchase agreement, approximately $5,550 of the purchase price was to be paid to the seller by April 30, 2005 if minimum revenue thresholds were met in future periods and final working capital balances as of the closing date were validated and settled. A cash payment of $1,550 was made during the three months ended April 1, 2005 and a cash payment of $4,202, which primarily relates to an earn-out payment, was made during the first quarter of fiscal year 2006. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$355
Accounts receivable	7,700
Inventory	3,320
Other current assets	2,276
Goodwill	13,232
Intangibles	7,544
Other noncurrent assets	35

Total assets acquired	34,462
Current liabilities	7,223

Net assets acquired	$27,239

Goodwill of $13,232 was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Of the $7,544 of acquired intangible assets, $6,400, $623, and $521 was assigned to customer relationships, signing bonuses, and nonsolicitation agreements, respectively. The acquired intangible assets had a weighted-average useful life of approximately 6.7 years as of the date of acquisition.

Fiscal Year 2004

The Company acquired the stock of a service company that provides ancillary billing services to the long-term care industry and a long-term care medical supply distributor. The Company also acquired certain assets and assumed certain liabilities of a billing service company. The aggregate purchase price, net of cash acquired, for these acquired companies was $21,963, of which $19,328 was paid in cash during the fiscal year ended April 2, 2004.

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

Goodwill of $10,506 was assigned to the Elder Care Business and is expected to be nondeductible for tax purposes. Of the $6,700 of acquired intangible assets, $1,200 and $5,500 was assigned to non-competition agreements and customer relationships, respectively. The acquired intangible assets had a weighted-average useful life of approximately 6.1 years as of the date of acquisition.

The terms of one purchase agreement provided for additional consideration to be paid (earn-out payment) if the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined, exceeded a targeted level. During fiscal year 2005, the Elder Care Business paid $1,685 under this agreement, which fulfilled all obligations under the terms of the purchase agreement.

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

The $1,738 of goodwill was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Of the $1,694 of identifiable intangible assets, $265, $538, and $891 was assigned to noncompetition agreements, customer contracts, and customer relationships, respectively, and is primarily deductible for tax purposes. The acquired intangible assets had a weighted-average useful life of approximately 5.6 years as of the date of acquisition.

4.	VARIABLE INTEREST ENTITY

PSS World Medical, Inc., and its wholly owned subsidiary, World Med Shared Services, Inc. (collectively the “Company”), entered into a Sourcing Services Agreement, dated as of January 19, 2005 (the “Agreement”), with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co. Ltd., and its principals (collectively “Tiger Medical”). Subject to the terms and conditions of the Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical.

Pursuant to the terms of the Agreement, the Company acquired a minority interest in Tiger Medical on January 25, 2005 for $1,000. In return for its initial equity investment, the Company appointed two individuals to serve on the five-member board of directors of both Tiger Specialty Sourcing Limited and Tiger Shanghai Specialty Sourcing Co. Ltd. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. If at any time during the term of the Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1,000 and $32,500 and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2006 through 2008 for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

The Company’s interest in Tiger Medical is considered to be a VIE as defined by FIN 46(R). The Company is considered to be the primary beneficiary as Tiger Medical provides sourcing services exclusively to the Company. Therefore, the financial statements of Tiger Medical are consolidated with the Company’s financial statements. The Company acquired its interest in Tiger Medical for $1,000 and the realization of this investment is dependent on the product cost savings to the Company. The Company is not obligated on any of the indebtedness of Tiger Medical nor is the Company obligated to fund any operating losses of Tiger Medical. Therefore, the $1,000 acquisition price is the only amount at risk as of April 1, 2005. The accompanying consolidated balance sheet as of April 1, 2005 included approximately $546 of cash and $599 of long-term debt due to the principals of Tiger Medical.

5.	NOTES RECEIVABLE

As of April 1, 2005, the Company has two notes receivable (the “Loans”) outstanding from its former Chairman and Chief Executive Officer, which bear interest at the applicable Federal rate for long-term obligations (5.03% and 5.08% at April 1, 2005 and April 2, 2004, respectively). These Loans were issued in order to consolidate debt incurred related to certain real estate activities, as well as to provide the cash needed to repay personal debt.

Loan 1, which was issued in September 1997, matures on September 16, 2007 (“Maturity Date”). Interest payments due prior to May 2003 were deferred until the Maturity Date; however, Loan 1 was amended during fiscal year 2003 to forgive interest of approximately $560 accrued during the period from December 31, 1997 to April 30, 2003 if certain covenants under a noncompetition agreement are complied with through December 31, 2005. Interest payments are required at least annually after May 2003. Principal payments are not required under the agreement until the Maturity Date. The terms of the agreement also provide for forgiveness of the outstanding principal in the event of a change in control; however, the accrued interest becomes payable immediately. The Company maintains an insurance policy on the life of the former Chairman and Chief Executive Officer. Upon death, the proceeds from this policy will be used to repay the outstanding principal and interest. As part of the Company’s ongoing review of the realization of the Loans during fiscal year 2003, the Company determined that an allowance for doubtful accounts was required for Loan 1 because it was unsecured. As a result, the Company recorded an allowance for doubtful accounts of $2,939 against Loan 1. This allowance does not represent a forgiveness of debt.

Loan 2, which was issued in January 2001, matures on the earlier of (i) the death of the former Chairman and Chief Executive Officer or (ii) the termination of a split-dollar agreement (“Loan 2 Maturity Date”). Loan 2 bears interest annually during the period from January 1, 2001 until the Loan 2 Maturity Date. Payments of both principal and interest are due upon maturity. A split-dollar life insurance policy on the former Chairman and Chief Executive Officer secures this note.

On October 2, 2003, the Company received a cash payment of $1,190, which consisted of principal and interest payments of $997 and $193, respectively, which fulfilled all obligations under a third Loan.

The gross amount of the outstanding principal and accrued interest for the above Loans, which are included in other assets in the accompanying consolidated balance sheets, are summarized below.

Total
Balance at March 28, 2003	$5,595
Principal payments(a)	(997)
Accrued interest	198
Interest payments(b)	(193)

Balance at April 2, 2004	$4,603
Principal payments(a)	—
Accrued interest	187
Interest payments(b)	—

Balance at April 1, 2005	$4,790

(a)	Principal payments are deferred until the maturity date of each note.

(b)	Interest payments for Loan 1 are required at least annually after May 2003 until the Maturity Date. Interest payments for Loan 2 are deferred until the Loan 2 Maturity Date.

The allowance for doubtful accounts related to these Loans, which is included in other assets in the accompanying consolidated balance sheets, was approximately $3,794, and $3,607 at April 1, 2005 and April 2, 2004, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for fiscal years 2005, 2004, and 2003 was approximately $187, $198, and $275, respectively.

6.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2005	2004
Land	$9	$9
Leasehold improvements	8,367	8,044
Equipment	23,289	22,561
Computer hardware and software	92,838	79,105

	124,503	109,719
Accumulated depreciation	(43,398)	(40,128)

Property and equipment, net	$81,105	$69,591

Depreciation expense, included in general and administrative expenses in the accompanying consolidated statements of operations, approximated $14,241, $12,756, and $12,011, for fiscal years 2005, 2004, and 2003, respectively.

7.	GOODWILL

The change in the carrying value of goodwill for the fiscal years ended April 1, 2005 and April 2, 2004 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total
Balance as of March 28, 2003	$9,788	$51,340	$—	$61,128
Purchase business combinations	—	9,558	—	9,558
Purchase price allocation adjustments	—	(777)	—	(777)

Balance as of April 2, 2004	9,788	60,121	—	69,909
Purchase business combinations	—	9,457	749	10,206
Acquisition earn-out payment	—	5,685	—	5,685
Purchase price allocation adjustments	—	(183)	—	(183)

Balance as of April 1, 2005	$9,788	$75,080	$749	$85,617

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year. Because the fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at April 1, 2005 and April 2, 2004.

8.	INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of
	April 1, 2005			April 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships:
Physician Business	$2,463	$(1,854)	$609	$2,463	$(1,674)	$789
Elder Care Business	12,791	(1,973)	10,818	6,391	(603)	5,788

	15,254	(3,827)	11,427	8,854	(2,277)	6,577

Nonsolicitation Agreements:
Physician Business	7,077	(470)	6,607	327	(10)	317
Elder Care Business	521	(33)	488	—	—	—

	7,598	(503)	7,095	327	(10)	317

Noncompetition Agreements:
Physician Business	2,630	(1,975)	655	2,242	(1,643)	599
Elder Care Business	3,255	(2,429)	826	3,255	(1,440)	1,815
Corporate Shared Services	441	(314)	127	417	(174)	243

	6,326	(4,718)	1,608	5,914	(3,257)	2,657

Signing Bonuses:
Physician Business	1,985	(1,147)	838	2,076	(729)	1,347
Elder Care Business	618	(204)	414	50	(24)	26

	2,603	(1,351)	1,252	2,126	(753)	1,373

Other Intangibles:
Elder Care Business	538	(278)	260	538	(170)	368
Corporate Shared Services	225	(9)	216	—	—	—

	763	(287)	476	538	(170)	368

Total	$32,544	$(10,686)	$21,858	$17,759	$(6,467)	$11,292

Total amortization expense for intangible assets for the fiscal years ended April 1, 2005, April 2, 2004, and March 28, 2003 was $4,537, $2,779, and $2,368, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2006	$4,696
2007	3,864
2008	3,333
2009	2,994
2010	2,651
Thereafter	4,320

Total	$21,858

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	April 1, 2005	April 2, 2004
Customer relationships	8.1	8.8
Nonsolicitation Agreements	9.6	11.0
Noncompetition Agreements	5.2	5.2
Signing Bonuses	3.9	4.5
Other Intangibles	4.8	5.0

Total weighted-average period	7.4	7.0

Future minimum payments required under noncompetition agreements at April 1, 2005 are as follows:

Fiscal Year:
2006	$166
2007	36
2008	30
2009	28
2010	28
Thereafter	56

Total	$344

9.	ACCRUED EXPENSES

Accrued expenses at April 1, 2005 and April 2, 2004 were as follows.

	2005	2004
Accrued incentive compensation costs	$19,078	$12,494
Accrued payroll	10,624	9,660
Accrued restructuring costs and expenses	177	786
Other	15,001	10,313

Accrued expenses	$44,880	$33,253

Accrued Restructuring Costs and Expenses

During the quarter ended March 29, 2002, management and the Board of Directors approved and committed to a plan to restructure the Physician Business. Certain administrative functions, such as accounts receivable billing and collections and inventory management, at 13 service center locations were consolidated into larger existing facilities within a geographic location. The operations in the affected facilities were reduced to the distribution of inventory and sales support. Such locations are now referred to as “break-freight” locations. In addition, the purchasing function was centralized to the corporate office located in Jacksonville, Florida. This plan was substantially complete at March 28, 2003. As a result of the plan, 79 employees, including operations leaders, administrative and warehouse personnel, were involuntarily terminated.

The total costs of this plan were approximately $5,384, of which $348, $862, and $4,174 was recognized during fiscal years 2004, 2003 and 2002, respectively. Accrued restructuring costs and expenses related to this plan, classified as accrued expenses in the accompanying consolidated balance sheets, were $165 and $563 at April 1, 2005 and April 2, 2004, respectively. The following is a summary of the restructuring activity related to the plan described above:

	Involuntary Employee Termination Costs	Lease Termination Costs	Total
Balance at March 28, 2003	$23	$1,536	$1,559
Adjustments	—	(171)	(171)
Additions	6	146	152
Utilized	(29)	(948)	(977)

Balance at April 2, 2004	—	563	563
Utilized	—	(398)	(398)

Balance at April 1, 2005	$—	$165	$165

The remaining lease termination costs are expected to be paid during fiscal year 2006.

10.	DEBT

Debt consists of the following:

	April 1, 2005	April 2, 2004
2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	25,000	35,000

	$175,000	$185,000

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

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120% of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s Investor Services (“Moody’s”) is at or below Caa1 or the corporate credit rating assigned by Standard & Poor’s Ratings Services, a division of McGraw Hill Companies, Inc. and its successors (“S&P”), is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes may be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share as a result of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million and matures on March 31, 2008. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on the Company’s funded debt to earnings before interest, taxes, depreciation, and amortization (the “Leverage Ratio”), or at LIBOR plus an applicable margin based on the Leverage Ratio. Additionally, the Credit Agreement bears interest at a fixed rate of 0.375% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. On March 30, 2005, the Company obtained a waiver from the Bank and Lenders that increased the capital expenditure limit for the fiscal year ended April 1, 2005 from $25.0 million to $28.0 million. Capital expenditures for the fiscal year ended April 1, 2005 were approximately $25.9 million. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, and acquisitions and issue letters of credit. Although the Credit Agreement expires on March 31, 2008, the revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until March 31, 2008.

As of April 1, 2005, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to approximately $171.2 million under the revolving line of credit and had outstanding borrowings of $25.0 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended April 1, 2005 and April 2, 2004, was 4.09% and 3.98%, respectively.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement originally dated May 20, 2003 has been amended as follows:

•	The First Amendment dated June 24, 2003 primarily finalized the syndication of the Credit Agreement to the Lenders.

•	The Second Amendment dated December 16, 2003 primarily increased the maximum borrowings under the Credit Agreement from $150 million to $200 million. In addition, this amendment redefined the applicable margin applied to the Bank’s prime rate or LIBOR.

•	The Third Amendment dated March 1, 2004 obtained the Lenders’ approval to issue additional indebtedness in the form of the convertible senior notes and to repurchase up to $42.0 million of the Company’s common stock, including any repurchases made subsequent to May 20, 2003. In addition, this amendment locked the interest rate on the Credit Agreement at the Bank’s prime rate or at LIBOR plus 2.00% for the period of one year, concurrent with the Company’s fiscal year 2005.

•	The Fourth Amendment dated June 1, 2004 obtained the Lenders’ approval to increase the aggregate amount of permitted stock repurchases from $42.0 million to $55.0 million, which includes any stock repurchases made subsequent to May 20, 2003.

•	The Fifth Amendment dated October 1, 2004 obtained the Lenders’ approval to (i) extend the term of the agreement two years to March 31, 2008, (ii) increase the aggregate amount of permitted stock repurchases from $55.0 million to $80.0 million, which includes any stock repurchases made subsequent to May 20, 2003, (iii) increase the aggregate amount of permitted acquisitions from $50.0 million to $75.0 million, which includes any acquisitions made subsequent to May 20, 2003, (iv) sets the applicable margin level for Base Rate and LIBOR loans to -0.25% and 1.75%, respectively, for the period beginning October 1, 2004 and ending March 26, 2005.

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

On July 19, 2004, the Company elected to reduce the notional amount of the interest rate swap from $35 million to $25 million. Accordingly, during fiscal year 2005, the Company reclassified a gain of $61 from accumulated other comprehensive income to interest expense related to the portion of the swap that was terminated.

As of April 1, 2005, the swap carries a notional principal amount of $25 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the Leverage Ratio margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. During fiscal years 2005 and 2004, the Company recorded an unrealized gain (loss), net of related tax effects, for the estimated fair value of the swap agreement in accumulated other comprehensive income (loss) of $271 and ($40), respectively.

8.5% Senior Subordinated Notes

During fiscal year 2003, the Company repaid its $125 million aggregate principal amount of 8.5% senior subordinated notes, which were due in 2007, and recorded a charge of $4,826. This charge consisted of $5,170 of redemption premiums, $2,728 of accelerated amortization of debt issuance costs, net of a income tax benefit of $3,072.

11.	INCOME TAXES

The provision for income taxes from continuing operations is detailed below:

	2005	2004	2003
Current tax (benefit) provision:
Federal	$(533)	$7,034	$(1,025)
State	(68)	1,241	(176)

Total current (benefit) provision	(601)	8,275	(1,201)

Deferred tax provision:
Federal	15,392	7,924	5,562
State	1,979	1,398	954

Total deferred provision	17,371	9,322	6,516

Total income tax provision	$16,770	$17,597	$5,315

A reconciliation of the total income tax provision as presented in the consolidated statements of operations is as follows:

	2005	2004	2003
Provision for income taxes from continuing operations	$16,770	$17,597	$5,315

Benefit for income taxes from discontinued operations:
Loss from discontinued operations	—	—	(2,575)
Loss on disposal of discontinued operations	(1,849)	(741)	(35,145)

	(1,849)	(741)	(37,720)

Benefit for income taxes recorded in stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,217)	(1,827)	(195)
Unrealized gain (loss) on interest rate swap recognized for financial reporting purposes	167	(26)	—

	(2,050)	(1,853)	(195)

Benefit for income taxes recorded as a reduction to goodwill	(1,522)	(752)	—

Total income tax provision (benefit)	$11,349	$14,251	$(32,600)

During the fiscal year ended March 28, 2003, the difference between the provision for income taxes from continuing operations and the total provision for income taxes, as previously reported, was allocated to discontinued operations.

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2005	2004	2003
Income from continuing operations before provision for income taxes	$56,154	$46,300	$14,129

Tax provision at the 35% statutory rate	19,654	16,205	4,945

Increase (decrease) in taxes:
State income tax, net of Federal benefit	1,241	1,716	506
Meals and entertainment	432	431	322
State net operating loss impairment	130	342	—
Reversal of valuation allowance and IRS tax settlement	(5,133)	—	—
Officer life insurance	(384)	(1,167)	804
Adjustment to prior year tax estimates	—	—	(1,193)
Other, net	830	70	(69)

Total (decrease) increase in taxes	(2,884)	1,392	370

Total income tax provision	$16,770	$17,597	$5,315

Effective tax rate	29.9%	38.0%	37.6%

At April 1, 2005 and April 2, 2004, the Company recorded an income tax receivable of $1,469 and $4,081, respectively, related to current income tax filings.

Deferred income taxes for fiscal years 2005 and 2004 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at April 1, 2005 and April 2, 2004 are detailed below:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$19,470	$33,604
Deferred compensation	11,015	8,075
Allowance for doubtful accounts and sales returns	6,070	5,907
Inventory obsolescence	3,727	3,650
Accrued expenses	2,257	3,941
Inventory uniform cost capitalization	1,667	1,385
Charitable contribution carryover	1,090	1,118
Other	401	127
Capital loss carryforward	364	5,552
Restructuring and other nonrecurring costs and expenses	351	765
Excess of book amortization over tax amortization	264	363

Gross deferred tax assets	46,676	64,487
Valuation allowance	(338)	(5,552)

Deferred tax assets, net of valuation allowance	46,338	58,935

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(8,193)	(6,037)
Capitalized software development costs	(5,289)	(5,569)
Interest on convertible debt instrument	(3,031)	—

Gross deferred tax liabilities	(16,513)	(11,606)

Deferred tax assets, net	$29,825	$47,329

Management believes that the deferred tax assets, net of the valuation allowance, as of April 1, 2005 will be realizable to offset the projected future taxable income.

At April 1, 2005 and April 2, 2004, the Company had Federal and state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $51,372 (pre-tax) and $86,386 (pre-tax), respectively, which expire from 2005 to 2023. The utilization of certain NOL carryforwards is subject to an annual limitation. The decrease in the Federal and state NOLs during fiscal years 2005 and 2004 was primarily a result of utilizing the NOLs to offset the fiscal year 2005 and 2004 estimated tax liabilities of approximately $19,687 and $18,366, respectively. In addition, the NOL carryforwards increased approximately $5,553 (tax-effected) during fiscal year 2005 primarily as a result of finalizing the fiscal year 2004 income tax returns as well as management’s estimate of the outcome of the income tax returns currently under audit. Management expects to fully utilize the Federal NOL carryforward as well as a portion of the remaining state NOL carryforwards during fiscal year 2006.

The Company is subject to periodic review by Federal, state, and local tax authorities in the ordinary course of business. During fiscal year 2002, the Internal Revenue Service’s (“IRS”) notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report. The Company appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS.

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Based on recent Tax Court rulings, the Company filed a refund claim with the IRS during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflected a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The worthless stock deduction claim was combined with the formal protest to the results of the audit of the Federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 and was submitted to the Appeals Office of the IRS. During the three months ended December 31, 2004, the Company and the Appeals Office of the IRS reached a settlement. This settlement, which is subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes for the fiscal year ended April 1, 2005 of approximately $5,558 (including a state income tax benefit of $425), of which approximately $5,071 represented the reversal of the valuation allowance. Management believes that the Joint Committee will approve the agreed-upon settlement with the Appeals Office of the IRS.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company plans to appeal certain findings, which primarily relate to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audit to have a material impact on the financial condition or consolidated results of operations of the Company.

12.	SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

On July 30, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.6 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2003, the Company repurchased 3.6 million shares of common stock at an average price of $7.13 per common share.

On December 17, 2002, the Company’s Board of Directors authorized an additional purchase of up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company repurchased approximately 0.9 million shares of common stock under this program at an average price of $5.92 per common share.

On February 26, 2004, the Board of Directors authorized the repurchase of up to $35.0 million of common stock in connection with the issuance of the convertible senior notes. This authorization terminated the remaining shares available for repurchase under the stock repurchase program authorized in December 2002. During the fourth quarter of fiscal year 2004, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.79 per common share for approximately $34,990.

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. At April 1, 2005, approximately 2.2 million shares are available to repurchase under this program.

Stock Incentive Plans

The Company has the following stock incentive plans for the benefit of certain officers, directors, and employees. The Compensation Committee of the Board of Directors has discretion to make grants under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash.

	Shares Reserved for Issuance	Shares Available for Issuance
Equity compensation plans approved by shareholders:
1999 Long-Term Incentive Plan	4,370	261
2004 Non-Employee Directors Compensation Plan(a)	400	390
Amended and Restated Directors Stock Plan(b)	800	—
1994 Long-Term Stock Plan(c)	2,190	—
Amended and Restated 1994 Long-Term Incentive Plan(c)	500	—

	8,260	651
Equity compensation plans not approved by shareholders:
1999 Broad-Based Employee Stock Plan	2,600	249

Total	10,860	900

(a)	This plan superceded the Amended and Restated Directors Stock Plan and was approved by shareholders during fiscal year 2005.

(b)	This plan was terminated during fiscal year 2005 as a result of shareholders approving the 2004 Non-Employee Directors Compensation Plan.

(c)	These plans are terminated, however, options remain outstanding at April 1, 2005 that are exercisable.

Under these plans, options are generally granted for the purchase of shares of common stock at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan are generally fully vested and exercisable three years from the date of grant. Options granted under the Amended and Restated Directors’ Stock Plan, the 1994 Long-Term Stock Plan, and the Amended and Restated 1994 Long-Term Incentive Plan are fully vested and exercisable at the date of grant. Outstanding options have a term of 5 years or 10 years.

Historically, the Company primarily awarded stock options under these stock incentive plans, which did not require compensation expense to be recorded in the consolidated statements of operations as the Company adopted the disclosure only provisions of SFAS 123. During fiscal year 2005, the Company used restricted stock as the primary vehicle for employee equity compensation. Upon issuance of restricted stock, unearned compensation is charged to shareholders’ equity for the market value of the restricted stock and recognized as compensation expense ratably over the vesting period, which is generally three years.

Outstanding stock-based awards were as follows:

	April 1, 2005	April 2, 2004	March 28, 2003
Stock options(a)	6,584	7,608	7,430
Restricted stock(b)	208	24	3

Total outstanding stock-based awards	6,792	7,632	7,433

(a)	Amounts are excluded from shares of common stock issued and outstanding.

(b)	Amounts are included in shares of common stock issued and outstanding.

The following table summarizes the stock option activity during the period from March 29, 2002 to April 1, 2005:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, March 29, 2002	7,980	$2.59-$28.86	$9.04
Granted	1,691	$6.45-$9.89	$7.97
Exercised	(192)	$2.72-$8.46	$4.32
Forfeited	(2,049)	$2.72-$28.86	$8.72

Balance, March 28, 2003	7,430	$2.59-$28.86	$8.97
Granted	1,282	$6.01-$12.13	$9.06
Exercised	(828)	$2.59-$12.07	$5.86
Forfeited	(276)	$2.72-$28.86	$7.96

Balance, April 2, 2004	7,608	$2.59-$28.86	$9.40
Granted	35	$10.72-$10.75	$10.72
Exercised	(937)	$2.59-$12.07	$5.86
Forfeited	(122)	$2.72-$28.86	$9.69

Balance, April 1, 2005	6,584	$2.59-$28.86	$9.90

The following table summarizes information about stock options outstanding at April 1, 2005:

	Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.59-$2.88	179	2.8	$2.65
$2.89-$5.77	680	5.3	$4.81
$5.78-$8.65	1,915	4.2	$7.20
$8.66-$11.54	2,009	4.3	$9.61
$11.55-$14.43	508	3.4	$12.74
$14.44-$17.31	875	1.4	$14.92
$17.32-$20.20	228	2.7	$19.66
$20.21-$23.08	166	2.5	$21.98
$23.09-$28.86	24	2.9	$28.86

	6,584	3.8	$9.90

The following table summarizes the restricted stock activity during the period from March 29, 2002 to April 1, 2005:

	Shares	Weighted Average Grant Date Fair Value
Balance, March 29, 2002	—	$—
Granted	3	$7.40
Vested	—	$—
Forfeited	—	$—

Balance, March 28, 2003	3	$7.40
Granted	29	$7.13
Vested	(8)	$6.52
Forfeited	—	$—

Balance, April 2, 2004	24	$7.35
Granted	197	$10.74
Vested	(8)	$6.52
Forfeited	(5)	$10.72

Balance, April 1, 2005	208	$10.50

Scheduled vesting for outstanding restricted stock is as follows:

Fiscal Year:
2006	65
2007	75
2008	68

Total	208

Total compensation expense for restricted stock grants during the fiscal years ended April 1, 2005, April 2, 2004, and March 28, 2003 was $507, $72, and $0, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2006	$760
2007	692
2008	259

Total	$1,711

13.	EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of mutual funds or to acquire an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 50% of the employee deferrals up to 6% of their compensation or (ii) $1.2 (in thousands). This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal year ended April 1, 2005, April 2, 2004 and March 28, 2003, the Company contributed approximately $1,377, $843, and $818, respectively, to the Plan under this matching arrangement. The Plan owned approximately 2.3 million, 2.6 million and 3.0 million shares of the Company’s common stock at April 1, 2005 April 2, 2004 and March 28, 2003, respectively.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan available to all employees with at least six months of service. The plan allows eligible employees to purchase Company stock over-the-counter through after-tax payroll deductions.

Deferred Compensation Program

The Company offers a deferred compensation program (the “Program”) to qualified executives, management, and sales representatives. The Program consists of a deferred compensation plan and a stock option program. Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation; however, the Company matching contribution program only applies to deferrals of up to 10% or 15% of the participant’s compensation. The Company’s matching contribution ranges from 10% to 125% of the participant’s deferral. Participant contributions are always 100% vested. The Company’s matching contribution vest ratably over 8 years. The stock option program was amended on July 1, 2004 to reflect that no options will be granted after July 1, 2004, but the program will otherwise remain in effect to govern the terms of any options granted prior to July 1, 2004. Under the stock option program, participants were granted stock options to purchase common stock of the Company. The number of stock options granted was a function of the participant’s annual deferral amount and was limited to 250 shares (in thousands) per year. The grant price of the options was not less than the fair market value of the common stock on the date such options were granted and the options were issued under existing stock incentive plans. As discussed in Note 2, Summary of Significant Accounting Policies, the vesting of all unvested stock options outstanding as of April 1, 2005 was accelerated.

At age 60, or at age 55 with ten years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is less than

$25. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant’s vested balance will be distributed in five equal installments or in a lump-sum payment if the vested account balance is less than $25. In the event of a change in control, if the successor terminates the plan, all participants become 100% vested in their accounts, including the Company’s matching contributions, discretionary Company contributions, and allocated return thereon. The Company has purchased corporate-owned, life insurance policies for certain participants in the Program to fund the future payments related to the deferred compensation liability.

During fiscal years 2005, 2004, and 2003 the Company matched approximately $1,681, $1,347, and $1,328, respectively, of employee deferrals. The cash surrender value of the corporate-owned, life insurance policies, which is recorded in other long-term assets in the accompanying consolidated balance sheets, was approximately $28,280 and $21,292, at April 1, 2005 and April 2, 2004, respectively. In addition, the deferred compensation liability, which is recorded in other long-term liabilities in the accompanying consolidated balance sheets, was approximately $28,179 and $20,262 at April 1, 2005 and April 2, 2004, respectively.

Directors’ Deferred Compensation Plan

Effective January 1, 2004, the Company offers a deferred compensation plan to non-employee members of the Board of Directors. Participants may elect to defer up to 100% receipt of their annual retainer, meeting fees, other director’s fees, and other cash compensation and invest their deferrals in a variety of investment options. The benefits are distributed to participants in annual installments, or in a lump sum payment if the vested account balance is less than $25. A participant’s deferred compensation account balance will be distributed, at the election of the participant, in a single lump sum payment following the participant’s termination of service on the board of directors, or in up to ten annual installments. The deferred compensation account balance will be distributed in a lump sum payment upon the death of the participant, or in the event of a change in control of the Company.

Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2003, the Compensation Committee of the Board of Directors approved a cash-based performance award program under the 1999 Long-Term Incentive Plan, known as the Shareholder Value Plan (“SVP”). The SVP provided incentive to executives to enhance shareholder value through the achievement of earnings per share goals outlined in the Company’s three-year strategic plan. The first performance period under the SVP was the 30-month period from October 1, 2002 to March 31, 2005.

Target awards under the SVP were expressed as a percentage of base salary for the top five officer levels. The performance goals were based on planned cumulative earnings per share, as approved by the Board of Directors. The Compensation Committee may establish different target awards for future performance periods. The Company accrued compensation cost over the 30-month period and the actual pay-out for the first performance period was approximately $8,451. As of April 1, 2005 and April 2, 2004, the Company accrued approximately $8,451 and $3,000, respectively, related to the SVP.

Subsequent to year end, the Compensation Committee approved the 2006 Shareholder Value Plan (“2006 SVP”). The performance period under the 2006 SVP is the 36-month period from April 2, 2005 to March 28, 2008. Target awards under the 2006 SVP are also expressed as a percentage of base salary (ranging from 15% to 55%) in effect at the inception of the performance period for all officer levels and performance goals are based on planned cumulative earnings per share. Participants have the opportunity to earn from 50% to 150% of their target award, based on planned cumulative earnings per share. The planned cumulative earnings per share measured for performance under the plan includes the after-tax effect of the compensation costs related to the 2006 SVP. The Company will accrue compensation cost over the 36-month period as performance goals are achieved and expects the target pay-out to be approximately $7,400.

14.	OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pays taxes, insurance, and maintenance expenses related to the leased assets.

Rent expense for operating leases approximated $21,034, $20,376, and $21,469, for fiscal years 2005, 2004, and 2003, respectively. As of April 1, 2005, future minimum payments, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating	$18,776	$13,920	$9,946	$6,445	$4,423	$9,313	$62,823
Restructuring	243	19	—	—	—	—	262

Total	$19,019	$13,939	$9,946	$6,445	$4,423	$9,313	$63,085

15.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Nature of Operations, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for general corporate overhead costs and intercompany interest expense. The corporate overhead allocation is generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following table presents financial information about the Company’s business segments:

	2005	2004	2003
NET SALES:
Physician Business	$959,017	$880,598	$754,295
Elder Care Business	514,752	469,319	423,598

Total net sales	$1,473,769	$1,349,917	$1,177,893

NET SALES BY PRODUCT TYPE:
Consumable products	$1,118,070	$1,042,801	$945,439
Pharmaceutical products	183,710	165,777	117,724
Equipment	156,687	132,678	108,602
Billing services	7,118	2,221	—
Customer freight charges	6,019	5,258	4,986
Vendor incentive income	2,165	1,182	1,142

Total net sales	$1,473,769	$1,349,917	$1,177,893

INCOME FROM OPERATIONS:
Physician Business	$61,971	$45,504	$22,850
Elder Care Business	23,572	21,890	18,275
Corporate Shared Services	(23,984)	(19,573)	(15,238)

Total income from operations	$61,559	$47,821	$25,887

DEPRECIATION:
Physician Business	$9,139	$9,414	$8,862
Elder Care Business	1,639	1,603	1,630
Corporate Shared Services	3,463	1,739	1,519

Total depreciation	$14,241	$12,756	$12,011

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$1,642	$1,185	$1,576
Elder Care Business	2,736	1,455	757
Corporate Shared Services	159	139	35

Total amortization of intangible assets	$4,537	$2,779	$2,368

	2005	2004	2003
PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,605	$1,678	$1,172
Elder Care Business	3,476	4,248	3,441
Corporate Shared Services	187	182	2,939

Total provision for doubtful accounts and notes receivable	$5,268	$6,108	$7,552

INTEREST EXPENSE:
Physician Business	$3,328	$3,950	$4,370
Elder Care Business	7,000	5,538	4,908
Corporate Shared Services	(3,472)	(3,928)	3,276

Total interest expense	$6,856	$5,560	$12,554

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$23,393	$15,864	$7,407
Elder Care Business	6,607	6,047	5,061
Corporate Shared Services	(13,230)	(4,314)	(7,153)

Total provision for income taxes	$16,770	$17,597	$5,315

CAPITAL EXPENDITURES:
Physician Business	$2,687	$7,114	$9,284
Elder Care Business	4,336	5,256	1,011
Corporate Shared Services	18,908	8,747	1,704

Total capital expenditures	$25,931	$21,117	$11,999

	2005	2004
ASSETS:
Physician Business	$314,437	$265,594
Elder Care Business	257,024	202,825
Corporate Shared Services	74,897	118,427

Total assets	$646,358	$586,846

16.	COMMITMENTS AND CONTINGENCIES

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

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations reference a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004 and April 6, 2005, during which the parties were not able to resolve their dispute. The parties all served motions for summary judgment and motions in limine to strike the opposing experts on May 11, 2005. These motions are currently pending. The case is set for trial in November 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company. An estimate of the potential range of loss is $1,000 to $3,500.

The Company was named along with certain present and former directors and officers as a defendant in ten related class action complaints, the first of which was filed on July 13, 2001, in the United States District Court for the Middle District of Florida. Those ten actions were consolidated into a single action under the caption “In Re PSS World Medical Inc. Securities Litigation.” The amended complaint was filed as a purported class action on behalf of persons who purchased or acquired PSS World Medical, Inc. common stock at various times during the period between October 26, 1999 and December 31, 2000 and alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs alleged that the Company issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition and that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of PSS World Medical, Inc. common stock was artificially inflated during the class period. The Court granted the plaintiff’s motion for class certification in November 2002. The parties signed a settlement agreement pursuant to which the Company agreed to pay $6,750 for the benefit of the class members, of which $6,500 was covered by the Company’s insurance policy. The final settlement agreement was filed with the court on June 9, 2004 and became effective July 9, 2004.

The Company was named as a defendant in a suit brought by three former and certain present employees of the Company, entitled Angione, et al. v. PSS World Medical, Inc., which was filed on or about June 4, 2002 in the U.S. District Court for the Central District of California, Santa Ana Division. The court approved the transfer of venue, and the case was held in the United States Court for the Middle District of Florida, Jacksonville Division. The plaintiffs allege that the Company wrongfully classified its purchasers, operations leader trainees, and accounts receivable representatives as exempt from the overtime requirements imposed by the Fair Labor Standards Act and the California Wage Orders, and they seek to recover back pay, interest, costs of suit, declaratory and injunctive relief, and applicable statutory penalties. On February 21, 2003, the court conditionally allowed the case to proceed as a collective action under the Fair Labor Standards Act. An additional 59 plaintiffs opted into the proceeding, bringing the total number of plaintiffs to 62. Two of the three original named plaintiffs also brought, but subsequently have settled, individual claims for gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and the Equal Pay Act of 1963. As a result of mediation in March 2004, the parties agreed on a framework for mediation or arbitration in October 2004 on the issue of the plaintiffs’ attorney’s fees. The attorney’s fee issue was resolved and the parties entered into negotiations for resolution of the plaintiffs’ outstanding wage claims. The parties were able to reach agreement on the amount of wages to be paid to the plaintiffs. On November 5, 2004, the Court approved the $2,900 settlement payment, which has been paid by the Company.

On February 8, 2005, the Company settled a lawsuit pursuant to which the opposing parties agreed to pay the Company $2,600 to resolve all claims and counterclaims. The settlement agreement received court approval. Accordingly, during fiscal year 2005, the Company recorded a $2,600 gain, which was offset by approximately $1,933 of legal and professional fees and expenses incurred during this same period. The Company previously recorded approximately $387 in legal and professional fees and expenses from the inception of the case in July 2003 through April 2, 2004.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of April 1, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

17.	DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses. Accordingly, the results of operations of the Imaging Business and the loss on disposal of discontinued operations were classified as “discontinued operations” in accordance with SFAS 144. On November 18, 2002, the Company completed the sale of the DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (collectively “Purchase Price”).

In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement (“TSA”), pursuant to which the Company provided certain reimbursable services to the Buyer for a period of one year. This agreement terminated during fiscal year 2004. The costs incurred related to providing services under the TSA were included in general and administrative expenses and the reimbursement for these expenses were included in other income in the accompanying statements of operations. During the fiscal years ended April 2, 2004 and March 28, 2003, the Company recognized approximately $2,959 and $4,256, respectively, of other income related to the TSA.

On March 14, 2003, the Company received a letter from the Buyer claiming a Purchase Price adjustment of $32,257. The claimed Purchase Price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. During the three months ended June 30, 2004, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. As a result of the final ruling from the arbitrator, the Company paid approximately $4,279 of settlement costs to the Buyer during fiscal year 2005. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. The cash proceeds received during fiscal year 2003 were reduced by approximately $4,854, $2,067 and $3,298 for transaction and settlement costs that were paid during fiscal years ended April 1, 2005, April 2, 2004, and March 28, 2003, respectively.

The following table details the total loss from discontinued operations and net sales for fiscal years 2005, 2004, and 2003.

	For the Fiscal Year Ended
	April 1, 2005	April 2, 2004	March 28, 2003
Net sales	$—	$—	$445,630

Loss from operations before benefit for income taxes	—	—	(6,676)
Loss on disposal of discontinued operations before benefit for income taxes	(2,261)	(1,905)	(94,621)
Benefit for income taxes	1,849	741	37,720

Total loss from discontinued operations	$(412)	$(1,164)	$(63,577)

The pretax loss on disposal of discontinued operations for the fiscal year ended April 1, 2005 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471, offset by (iv) a reversal of the remaining accrued loss on disposal of $489 in order to true-up management’s estimated legal and professional fees based on actual payments made.

The pretax loss on disposal of discontinued operations for the fiscal year ended April 2, 2004 primarily related to (i) legal and professional fees of approximately $1,155 which primarily related to the arbitration proceedings and (ii) management’s estimated net asset adjustment of $750.

The pretax loss on disposal of discontinued operations for the fiscal year ended March 28, 2003 represented (i) management’s estimated total loss on disposal based on the Purchase Price, as defined in the Stock Purchase Agreement, (ii) estimated transaction costs of approximately $4,412, and (iii) management’s estimated net asset adjustment of $1,200. The loss from operations before benefit for income taxes for the fiscal year ended March 28, 2003 included an allocation of interest expense of approximately $2,157. In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), a portion of the Company’s interest expense that is not directly attributable to or related to other operations of the Company was allocated to discontinued operations based upon the ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt. In addition, in accordance with EITF 87-24, general corporate overhead was not allocated to discontinued operations.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2005 and 2004. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the timing of business acquisitions and changes in customer’s buying patterns of supplies, equipment, and pharmaceuticals. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

The quarterly results of operations fluctuate depending on the number of selling days in each quarter. The following table compares the number of selling days included in the first, second, third, and fourth quarters of fiscal years 2005 and 2004.

	Fiscal Years
	2005	2004
First quarter	62	65
Second quarter	65	67
Third quarter	61	60
Fourth quarter	65	66

Total	253	258

The quarterly results of operations during fiscal year 2005 also fluctuated as a result of the reduction to the provision for income taxes of approximately $5,558 recorded during the three months ended December 31, 2004. (Refer to Note 11, Income Taxes, for a further discussion). In addition, during the three months ended April 1, 2005, the Company record a $2,600 gain, offset by approximately $651 of legal and professional fees and expenses incurred during this same period, as a result of a lawsuit that was settled. (Refer to Note 16, Commitments and Contingencies, for a further discussion).

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

	Fiscal Year 2005
	Q1	Q2	Q3	Q4	Total
Net sales	$330,361	$364,267	$377,842	$401,299	$1,473,769
Gross profit	95,776	105,322	109,167	113,090	423,355
Income from continuing operations	5,925	8,772	14,436	10,251	39,384
Total (loss) income from discontinued operations	(1,708)	—	1,295	—	(412)

Net income	$4,217	$8,772	$15,731	$10,251	$38,972

Earnings per share – Basic:
Income from continuing operations	$0.09	$0.14	$0.22	$0.16	$0.61
Total (loss) income from discontinued operations	(0.03)	—	0.02	—	(0.01)

Net income	$0.06	$0.14	$0.24	$0.16	$0.60

Earnings per share – Diluted:
Income from continuing operations	$0.09	$0.13	$0.22	$0.16	$0.60
Total (loss) income from discontinued operations	(0.03)	—	0.02	—	(0.01)

Net income	$0.06	$0.13	$0.24	$0.16	$0.59

	Fiscal Year 2004
	Q1	Q2	Q3	Q4	Total
Net sales	$308,780	$346,059	$343,662	$351,416	$1,349,917
Gross profit	87,884	98,073	96,993	102,407	385,357
Income from continuing operations	4,657	8,289	8,327	7,430	28,703
Total loss from discontinued operations	—	(324)	—	(840)	(1,164)

Net income	$4,657	$7,965	$8,327	$6,590	$27,539

Earnings per share – Basic:
Income from continuing operations	$0.07	$0.12	$0.12	$0.11	$0.43
Total loss from discontinued operations	—	—	—	(0.01)	(0.02)

Net income	$0.07	$0.12	$0.12	$0.10	$0.41

Earnings per share – Diluted:
Income from continuing operations	$0.07	$0.12	$0.12	$0.11	$0.42
Total loss from discontinued operations	—	—	—	(0.01)	(0.02)

Net income	$0.07	$0.12	$0.12	$0.10	$0.40

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 1, 2005, APRIL 2, 2004, AND MARCH 28, 2003

(Dollars in Thousands)

		Additions
Valuation Allowance for Accounts Receivable	Balance at Beginning of Period	Provision Charged to Expense	Transfers From (Dispositions)	Write-offs	Balance at End of Period
Fiscal year ended March 28, 2003	$10,376	$4,613	$—	$4,730	$10,259
Fiscal year ended April 2, 2004	10,259	5,926	—	6,165	10,020
Fiscal year ended April 1, 2005	$10,020	$5,081	$—	$5,496	$9,605

		Additions
Valuation Allowance for Notes Receivable	Balance at Beginning of Period	Provision Charged to Expense	Transfers From Acquisitions	Write-offs	Balance at End of Period
Fiscal year ended March 28, 2003	$564	$3,195	$—	$—	$3,759
Fiscal year ended April 2, 2004	3,759	248	—	400	3,607
Fiscal year ended April 1, 2005	$3,607	$187	$—	$—	$3,794

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision Charged to Expense	Utilizations	Balance at End of Period
Fiscal year ended March 28, 2003	$6,150	$(170)	$—	$5,980
Fiscal year ended April 2, 2004	5,980	—	428	5,552
Fiscal year ended April 1, 2005	$5,552	$(5,214)	$—	$338

Gulf South Operational Tax Charge Reserve(a)	Balance at Beginning of Period	Reversed to General & Administrative Expenses	Utilizations	Balance at End of Period
Fiscal year ended March 28, 2003	$1,936	$380	$53	$1,503
Fiscal year ended April 2, 2004	$1,503	$1,503	$—	$—

(a)	The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, and property taxes that were not charged to customers and remitted to taxing authorities on a timely basis. On a quarterly basis, management performed an analysis of the estimated remaining exposure and recorded adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information.