Form 10-Q
period 2005-07-01
PSS WORLD MEDICAL INC
filed 2005-08-10
CIK 920527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

[X] Yes [ ] No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 5, 2005 was 65,447,524 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JULY 1, 2005

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended April 1, 2005, Reports on Form 8-K, and reports to shareholders. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

  the Company's consideration of whether to elect to settle the principal amount of its convertible senior notes in cash;

  the Company's intent to vigorously defend against the claims from the securities class action lawsuit which is described in Note 7, Commitments and Contingencies;

  management's belief that the ultimate outcome of the various other legal and administrative proceedings and claims that have arisen in the normal course of business will not have a material adverse effect on the Company's business, financial condition or results of operations;

  management's belief that the elder care market is expected to continue benefiting from the increasing growth rate of the elderly U.S. population and the expansion of provider care into the patient's home;

  management's belief that the physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices;

  management's belief that the additional funding under the Medicare and Medicaid programs during 2000 through 2004, or "add-on" reimbursement payments for providers of skilled nursing and long-term care services, have positively impacted the financial strength of companies providing these services;

  management's belief that nursing home divestitures within the Elder Care Business may continue to impact fiscal year 2006 as large, national chain customers may continue to divest facilities located in states with high malpractice claims, insurance costs, and litigation exposure;

  management's belief that voluntary or involuntary changes in control of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company;

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

  management's belief that the Company's global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products.

  management's anticipation that rising fuel costs may negatively impact both the Physician Business' and the Elder Care Business' cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2006;

  management's belief that the Congressional Joint Committee on Taxation will uphold and approve the agreed-upon settlement with the Appeals Office of the Internal Revenue Service;

  management's expectation that the results of the Internal Revenue Service audit of the Federal income tax returns for fiscal years 2002 and 2003 will not have a material impact on the financial condition or consolidated results of operations;

  management's expectation that the remaining net operating loss generated as a result of the sale of the Imaging Business will be applied against regular taxable income during fiscal year 2006;

  management's expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements; and

  management's belief that the Company may seek to retire its outstanding equity through cash purchases and/or reduce its debt and may also seek to issue additional debt or equity to meet its future liquidity requirements.

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

  government legislation or changes in government regulations that reduce Medicare and Medicaid reimbursement rates and have an adverse impact on the Company's customers and potential customers in the elder care industry, or the Company's ancillary billing services company;

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

  the potential interest and penalty exposure related to existing and future Internal Revenue Service audits;

  litigation and liability exposure for existing and potential claims;

  the Company's failure to execute its business plan and strategies for growth;

  the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations, including the proposed amendment to Statement of Financial Accounting Standards No. 128, Earnings Per Share;

  the ongoing costs of complying with the provisions of Section 404 of the Sarbanes-Oxley Act;

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

  the potential impact of foreign currency revaluation; and

  the potential for a change in a state's legal system that would impact the enforceability of the non-solicitation covenants.

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended April 1, 2005.

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 1, 2005 AND APRIL 1, 2005
(Dollars in Thousands, Except Share Data)

ASSETS

	July 1, 2005	April 1, 2005
	(Unaudited)
Current Assets:
Cash and cash equivalents	$23,836	$17,888
Accounts receivable, net of allowance for doubtful accounts of $11,434 and $9,605
as of July 1, 2005 and April 1, 2005, respectively	208,642	217,350
Inventories	132,684	134,110
Employee advances	83	82
Deferred tax assets, net	29,113	29,014
Prepaid expenses and other	22,099	19,369

Total current assets	416,457	417,813

Property and equipment, net of accumulated depreciation of $46,305 and $43,398 as of
July 1, 2005 and April 1, 2005, respectively	84,173	81,105
Other Assets:
Goodwill	86,273	85,617
Intangibles, net	21,217	21,858
Deferred tax assets, net	811	811
Other	46,504	39,154

Total assets	$655,435	$646,358

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$115,455	$109,649
Accrued expenses	26,660	44,880
Revolving line of credit and current portion of long-term debt	25,679	25,000
Other	12,661	9,701

Total current liabilities	180,455	189,230

Long-term debt, excluding current portion	151,192	150,000
Other noncurrent liabilities	35,870	30,310

Total liabilities	367,517	369,540

Commitments and contingencies (Notes 1, 4, 5, and 7)
Shareholders' Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued
and outstanding	--	--
Common stock, $.01 par value; 150,000,000 shares authorized, 65,265,311 and
64,961,682 shares issued and outstanding at July 1, 2005 and April 1, 2005,
respectively	652	649
Additional paid-in capital	295,004	292,208
Accumulated deficit	(6,419)	(14,559)
Unearned compensation	(1,505)	(1,711)
Accumulated other comprehensive income	186	231

Total shareholders' equity	287,918	276,818

Total liabilities and shareholders' equity	$655,435	$646,358

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2005 AND JUNE 30, 2004

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	July 1, 2005	June 30, 2004
Net sales	$387,129	$330,361
Cost of goods sold	276,654	234,585

Gross profit	110,475	95,776
General and administrative expenses	70,337	60,948
Selling expenses	25,774	23,453

Income from operations	14,364	11,375

Other (expense) income:
Interest expense	(1,509)	(1,942)
Interest and investment income	99	111
Other income	457	343

Other (expense) income	(953)	(1,488)

Income from continuing operations before provision for income taxes	13,411	9,887
Provision for income taxes	5,271	3,962

Income from continuing operations	8,140	5,925
Loss on disposal of discontinued operations (net of benefit for income taxes of
$1,042)	--	(1,708)

Net income	$8,140	$4,217

Earnings (loss) per share - Basic:
Income from continuing operations	$0.13	$0.09
Loss on disposal of discontinued operations	--	(0.03)

Net income	$0.13	$0.06

Earnings (loss) per share - Diluted:
Income from continuing operations	$0.12	$0.09
Loss on disposal of discontinued operations	--	(0.03)

Net income	$0.12	$0.06

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 1, 2005 AND JUNE 30, 2004
(UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	July 1, 2005	June 30, 2004
Cash Flows From Operating Activities:
Net income	$8,140	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	--	1,708
Provision for deferred income taxes	5,271	3,962
Depreciation	3,316	3,482
Provision for doubtful accounts	2,654	1,350
Amortization of intangible assets	1,361	836
Provision for deferred compensation	615	344
Amortization of debt issuance costs	398	572
Noncash compensation expense	258	6
Loss on sales of property and equipment	155	54
Provision for note receivables	(2,939)	--
Other	(710)	--
Changes in operating assets and liabilities:
Accounts receivable	6,133	4,432
Inventories	1,426	(12,789)
Prepaid expenses and other current assets	(3,339)	(4,601)
Other assets	(4,637)	(1,378)
Accounts payable	5,805	13,935
Accrued expenses and other liabilities	(10,761)	(2,718)

Net cash provided by operating activities	13,146	13,412

Cash Flows From Investing Activities:
Capital expenditures	(4,738)	(4,739)
Payment for business combination	(4,148)	(1,685)
Payments on nonsolicitation agreements	(532)	(316)
Payments on noncompetition agreements	(172)	--
Proceeds from sales of property and equipment	30	1
Payment of transaction costs for sale of Imaging Business	--	(450)

Net cash used in investing activities	(9,560)	(7,189)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,183	913
Net proceeds under the revolving line of credit	182	52
Payments under capital lease obligations	(3)	--
Purchase of treasury shares	--	(3,004)

Net cash provided by (used in) financing activities	2,362	(2,039)

Net increase in cash and cash equivalents	5,948	4,184
Cash and cash equivalents, beginning of period	17,888	58,928

Cash and cash equivalents, end of period	$23,836	$63,112

Supplemental disclosures:
Cash paid for:
Interest	$445	$545
Income taxes, net	$391	$62

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 1, 2005 AND JUNE 30, 2004

(UNAUDITED)

(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.   BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 41 full-service distribution centers and 3 redistribution facilities that are shared between the Physician and Elder Care Businesses, which serve all 50 states throughout the United States of America (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 29 full-service distribution centers, 26 break-freight locations, and 1 redistribution facility serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a leading national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. The Elder Care Business also offers Medicare Part B billing services on a fee for service or a full assignment basis and provides products reimbursable under Medicare Part B. The Elder Care Business currently operates 12 full-service distribution centers, 5 break-freight locations, and 2 ancillary billing service centers serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PSS World Medical, Inc., its wholly owned subsidiaries, and a variable interest entity. Variable Interest Entities (“VIEs”), as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51, are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Company when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of April 1, 2005 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 1, 2005. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2006 and 2005 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows on the Friday closest to month-end for those quarters in which physical inventories are taken and on the calendar month-end for those quarters in which physical inventories are not taken. During fiscal year 2006, physical inventories will be conducted on a quarterly basis. The three months ended July 1, 2005 and June 30, 2004 consisted of 64 and 62 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the three months ended June 30, 2004, the Company repurchased approximately 0.3 million shares of common stock under this program at an average price of $10.74 per common share. During the three months ended October 1, 2004, the Company repurchased approximately 0.7 million shares of common stock under this program at an average price of $9.59 per common share. At July 1, 2005, approximately 2.2 million shares were available to repurchase under this program.

Statements of Cash Flows

The Company’s noncash operating, investing, and financing activities during the three months ended July 1, 2005 and June 30, 2004 were as follows:

	Three Months Ended
	July 1, 2005	June 30, 2004
Operating Activities:
Tax benefits related to stock option plans	$482	$913
Investing Activities:
Business combinations:
Fair value of assets acquired	83	--
Liabilities assumed	737	--
Capital lease assets	1,672	--
Financing Activities:
Capital lease obligation	1,672	--

Recent Accounting Pronouncements

In October 2004, the EITF issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. The provisions of EITF 04-08 were effective for the quarterly period ended December 31, 2004. If the Company’s stock price reaches $17.10, the dilutive effect of the Company’s $150 million 2.25% convertible senior notes, which have an embedded conversion feature that is contingent upon a market price trigger, would be required to be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) would be included in the weighted average common shares outstanding used in computing diluted earnings per share due to the Company’s stated policy to settle the principal amount of the convertible senior notes in cash. (Refer to Earnings Per Share above for a related discussion.) However, the diluted earnings per share calculation may be further impacted if the Proposed Statement of Financial Accounting Standards, Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) becomes effective. SFAS 128(R) eliminates the provisions of SFAS No. 128, Earnings Per Share that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to use a stated policy to settle the principal amount of the Company’s convertible senior notes in cash. IfSFAS 128(R) becomes effective, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the interest expense on the convertible senior notes. The Company may elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made, a range of approximately 0 to 1.5 million shares (at a stock price of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

2.   EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the conversion of the convertible senior notes if the conditions that would permit conversion have been satisfied. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth basic and diluted earnings per share computational data for the three months ended July 1, 2005 and June 30, 2004 (share amounts in thousands, except per share data):

	Three Months Ended
	July 1, 2005	June 30,2004
Income from continuing operations	$8,140	$5,925
Loss on disposal of discontinued operations	--	(1,708)

Net income	$8,140	$4,217

Earnings (loss) per share - Basic:
Income from continuing operations	$0.13	$0.09
Loss on disposal of discontinued operations	--	(0.03)

Net income	$0.13	$0.06

Earnings (loss) per share – Diluted:(a):
Income from continuing operations	$0.12	$0.09
Loss on disposal of discontinued operations	--	(0.03)

Net income	$0.12	$0.06

Weighted average shares outstanding:
Common shares	64,877	64,890
Assumed exercise of stock options (b)	916	1,144
Assumed vesting of restricted stock	67	22

Diluted shares outstanding	65,860	66,056

(a)	The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the three months ended July 1, 2005 and June 30, 2004, because none of the conditions that would permit conversion were satisfied during the period and the Company’s stock price did not reach the applicable conversion price of $17.10. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes will be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

(b)	Options to purchase approximately 1,617 and 1,802 shares of common stock that were outstanding during the three months ended July 1, 2005 and June 30, 2004, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

3.  COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the interest rate swap. (Refer to Note 5, Debt, for a related discussion on the interest rate swap.) The following table details the components of comprehensive income for the periods presented.

	Three Months Ended
	July 1, 2005	June 30, 2004
Net income	$8,140	$4,217

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap, net of
tax	(45)	289

Comprehensive income	$8,095	$4,506

4.   STOCK-BASED COMPENSATION

There are two categories of stock-based awards: restricted stock and stock options. Stock-based awards are accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below the current market price of the underlying stock on the date of grant.

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

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation(“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) had been applied to all outstanding and unvested stock-based awards in each period.

	Three Months Ended
	July 1, 2005	June 30, 2004
Net income, as reported	$8,140	$4,217
Stock-based employee compensation expense included in
reported net income, net of related tax effects	119	12
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(119)	(624)

Pro forma net income	$8,140	$3,605

Earnings per share – Basic:
As reported	$0.13	$0.06
Pro forma	$0.13	$0.06
Earnings per share – Diluted:
As reported	$0.12	$0.06
Pro forma	$0.12	$0.05

On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which is prior to the effective date of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R), which is effective for the Company on April 1, 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options was not accelerated. As a result of the acceleration, the Company recognized a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of July 1, 2005, the maximum stock-based compensation expense would be approximately $2,547 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $140 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions. For pro forma disclosure requirements under SFAS 148, the Company recognized approximately $4,562 of stock-based compensation during fiscal year 2005 for all options whose vesting was accelerated.

5.   DEBT

Debt consists of the following:

	As of
	July 1, 2005	April 1, 2005
2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	25,183	25,000
Capital lease obligations	1,688	--

Total debt	176,871	175,000
Less: Current portion of long-term debt	25,679	--

Long-term debt	$151,192	$175,000

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit by and among the Company, as borrower thereunder (the “Borrower”), the subsidiaries of the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (the “Bank”), as agent for the Lenders (the “Credit Agreement”), which permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion, and matures on June 30, 2010. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on Availability, or at LIBOR plus an applicable margin based on Availability. Additionally, the Credit Agreement bears interest at a fixed rate of 0.25% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. However, as a result of the Sixth Amendment, which is discussed below, these covenants may not apply if the Company maintains sufficient Availability under the credit facility. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, and the issuance of letters of credit. Although the Credit Agreement expires on June 30, 2010, the revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until June 30, 2010.

As of July 1, 2005, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $174.8 million (excluding the additional increase of $50 million) under the revolving line of credit and had outstanding borrowings of $25,182 and outstanding letters of credit in the amount of $156. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended July 1, 2005 and June 30, 2004 was 4.25% and 4.23%, respectively.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement, originally dated May 20, 2003, was amended on July 1, 2004. This amendment (i) extended the term of the agreement to June 30, 2010, (ii) created a feature to expand and increase the maximum borrowings to $250 million at the discretion of the Company, (iii) increased the advance rates for accounts receivable and inventory, (iv) eased the covenant restrictions described above when excess Availability is greater than $50 million, (v) implemented a fixed charge coverage ratio covenant when Availability is less than $40 million, (vi) set the determination of applicable margin level for Base Rate loans and LIBOR loans to Availability rather than a funded debt to earnings before interest, taxes, depreciation and amortization ratio, (vii) reduced the unused line fee from 0.375 % to 0.25%, and (viii) increased the letter of credit sub-facility from $15 million to $20 million.

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

On July 19, 2004, the Company elected to reduce the notional amount of the interest rate swap from $35 million to $25 million. As of July 1, 2005, the swap carries a notional principal amount of $25 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.195%, prior to applying the applicable margin discussed above. The swap agreement expires on March 28, 2006 and settles monthly until expiration. During the three months ended July 1, 2005 and June 30, 2004, the Company recorded an unrealized (loss) gain, net of related tax effects, for the estimated fair value of the swap agreement in accumulated other comprehensive income of ($45) and $289, respectively.

Capital Lease Obligations

The Company leases various equipment under thirty-nine month leases at an aggregate annual rental of approximately $564. The equipment has been capitalized at its fair market value of $1,672, which approximates the present value of the minimum lease payments. The following table is schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 1, 2005.

Fiscal Year:
2006 (remaining 9 months)	$392
2007	565
2008	564
2009	329

Total minimum lease payments	1,850
Less: amount representing interest	162

Present value of net minimum lease payments	$1,688

6. SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Background and Basis of Presentation, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for general corporate overhead costs and intercompany interest expense. The corporate overhead allocation is generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following table presents financial information about the Company’s business segments:

	Three Months Ended
	July 1, 2005	June 30, 2004
NET SALES:
Physician Business	$250,544	$216,705
Elder Care Business	136,585	113,656

Total net sales	$387,129	$330,361

NET SALES BY TYPE:
Consumable products	$294,865	$254,615
Pharmaceutical products	50,007	38,629
Equipment	37,668	34,007
Billing services	2,379	1,280
Customer freight charges	1,597	1,336
Vendor incentive income	613	494

Total net sales by product type	$387,129	$330,361

INCOME FROM OPERATIONS:
Physician Business	$14,269	$11,552
Elder Care Business	3,632	4,333
Corporate Shared Services	(3,537)	(4,510)

Total income from operations	$14,364	$11,375

DEPRECIATION:
Physician Business	$1,966	$2,298
Elder Care Business	452	411
Corporate Shared Services	898	773

Total depreciation	$3,316	$3,482

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$464	$260
Elder Care Business	832	541
Corporate Shared Services	50	35

Total amortization of intangible assets	$1,346	$836

PROVISION FOR DOUBTFUL ACCOUNTS:
Physician Business	$379	$534
Elder Care Business	2,275	816

Total provision for doubtful accounts	$2,654	$1,350

INTEREST EXPENSE:
Physician Business	$950	$950
Elder Care Business	1,810	1,550
Corporate Shared Services	(1,251)	(558)

Total interest expense	$1,509	$1,942

	Three Months Ended
	July 1, 2005	June 30, 2004
PROVISION FOR INCOME TAXES:
Physician Business	$5,332	$4,318
Elder Care Business	716	1,116
Corporate Shared Services	(777)	(1,472)

Total provision for income taxes	$5,271	$3,962

CAPITAL EXPENDITURES:
Physician Business	$337	$245
Elder Care Business	421	266
Corporate Shared Services	3,980	4,228

Total capital expenditures	$4,738	$4,739

	As of
	July 1, 2005	April 1, 2005
ASSETS:
Physician Business	$303,577	$314,437
Elder Care Business	255,941	257,024
Corporate Shared Services	95,917	74,897

Total assets	$655,435	$646,358

7.   COMMITMENTS AND CONTINGENCIES

Litigation

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations reference a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. Court ordered mediation occurred on June 10, 2004 and April 6, 2005, during which the parties were not able to resolve their dispute. The parties all served motions for summary judgment and motions in limine to strike the opposing experts on May 11, 2005. Additional motions in limine to strike the defendant’s rebuttal experts were served on July 6, 2005. All of these motions are currently pending and the case is set for trial in November 2005. The Company intends to vigorously defend the proceedings; however, there can be no assurance that this litigation will be ultimately resolved on terms that are favorable to the Company. Based on recent developments, management’s estimate of the potential range of uninsured loss increased to $2,600 to $5,300. Changes to facts and assumptions and other developments in this matter in future periods, may result in adjustments that will increase or decrease the accrual for the estimated range of loss.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of July 1, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

8.   PURCHASE BUSINESS COMBINATION

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,887 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. A cash payment of $4,148, which primarily related to meeting the minimum revenue thresholds, was made during the three months ended July 1, 2005. The remaining purchase price of $57 will be paid during the three months ended September 30, 2005.

9.   NOTES RECEIVABLE

The Company has two notes receivable (the “Loans”) outstanding from its former chairman and chief executive officer, which bear interest at the applicable Federal rate for long-term obligations. One Loan is unsecured and the other Loan is secured by a split-dollar life insurance policy. During fiscal year 2003, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. On June 30, 2005, the Company received a cash interest payment of $278 that was due on the unsecured Loan. As of July 1, 2005, there were no past due principal or interest payments outstanding under the Loans. As part of the Company’s ongoing review of the realization of the Loans, the Company determined that the allowance for doubtful accounts of $2,939, or $1,825 net of income taxes, was no longer required for the unsecured loan.

10.   DISCONTINUED OPERATIONS

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

On March 14, 2003, the Company received a letter from the Buyer claiming a Purchase Price adjustment of $32,257. The claimed Purchase Price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. During the three months ended June 30, 2004, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. As a result of the final ruling from the arbitrator, the Company paid approximately $4,279 of settlement costs to the Buyer during fiscal year 2005. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. The cash proceeds received during fiscal year 2003 were reduced by approximately $10,219 for transaction and settlement costs that were paid during fiscal years 2005, 2004, and 2003. Approximately $450 of transaction and settlement costs were paid during the three months ended June 30, 2004.

The pretax loss on disposal of discontinued operations recorded during the three months ended June 30, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471. The loss on disposal of discontinued operations for the three months ended July 1, 2005 and June 30, 2004 is as follows:

	Three Months Ended
	July 1, 2005	June 30, 2004
Pretax loss on disposal of
discontinued operations	$--	$(2,750)
Benefit for income taxes	--	1,042

Loss on disposal of discontinued
operations	$--	$(1,708)

Report of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersPSS
World Medical, Inc.:

We have reviewed the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of July 1, 2005, the related consolidated statements of operations and cash flows for the three-month periods ended July 1, 2005 and June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PSS World Medical, Inc. and subsidiaries as of April 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to the adoption of Emerging Issues Task Force No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective November 21, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 1, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

            KPMG LLP

Jacksonville, Florida
August 4, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 41 full-service distribution centers and 3 redistribution facilities that are shared between the Physician and Elder Care Businesses, which serve all 50 states throughout the United States of America. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has recently made several acquisitions to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

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

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home care and office-administered pharmaceutical segments of the United States (“U.S.”) healthcare industry is approximately $45 billion. These market segments consist of medical products, medical equipment, and pharmaceutical products administered in an out-patient setting, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s primary focus is a sub-segment of this larger market, which is a $26.5 billion market that includes the distribution of medical products, medical equipment, and office-administered pharmaceutical products to physician offices, long-term care and assisted living facilities, and home healthcare providers and equipment dealers.

The medical products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to continue benefiting from the increasing growth rate of the elderly U.S. population and the expansion of provider care into the patient’s home. For example, the January 2000 U.S. Bureau of the Census estimated that the elderly population in the U.S. will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population that is in the greatest need of long-term and elder care services and this segment is projected to more than triple to over 14 million by the year 2040. The segment of the population who is age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices. Furthermore, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing these procedures in their offices. Current estimated growth rates for the physician and elder care markets are approximately 4.0% and 1.5%, respectively. The nursing home and homecare segments of the elder care market are growing at estimated rates ranging from 1% to 2% and 5% to 7%, respectively. As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. As cited in The Centers for Medicaid and Medicare Services (“CMS”), Office of the Actuary, National Health Statistics Group 2002 study, Trends and Indicators in the Changing Health Care Marketplace, total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product, and was expected to have reached $1.8 trillion in 2004. Health care spending is projected to reach $3.4 trillion in 2013, or 18.4% of the estimated gross domestic product. These statistics are generally released approximately 18 months subsequent to the measurement period in reports issued by CMS and the Office of the Actuary.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a significant portion of medical care costs in the United States. In recent years, Federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, home healthcare and other healthcare providers have affected spending budgets in certain markets within the medical products industry. In addition to these changes, the nursing home and home healthcare industries have been impacted by shifts in operations and business strategies, facility divestitures of elder care providers as well as overall general economic conditions over the last few years.

However, management believes that the additional funding under the Medicare and Medicaid programs during 2000 through 2004, or “add-on” reimbursement payments for providers of skilled nursing and long-term care services, has positively impacted the financial strength of companies providing these services. The “add-on” reimbursement payments were scheduled to expire in September 2005, concurrently with the expected refinement of the Resource Utilization Groups (“RUGs”) during October 2005. The RUGs, which commenced as part of the Balanced Budget Act of 1997 and were further refined under the Balanced Budget Refinement Act of 1999, are used by CMS to classify skilled nursing facility residents into Medicare payment groups. In May 2005, the U.S. House of Representatives and Senate voted to delay the October 2005 expiration of the RUGs and “add on” reimbursement payments in phases beginning in January 2006 and extending through October 2006. In May 2005, CMS also issued its recommendation to refine the RUGs and expand the number of RUGs from 44 to 53, which included an overall reduction in reimbursements for elder care providers beginning in October 2005. Additionally, CMS recommended a 3% market basket increase (inflationary-related increase that is recommended by CMS and modified, approved or not approved by Congress annually) for all services administered by skilled nursing and other elder care service providers. The net effect of these changes in reimbursement as recommended by CMS, and approved by Congress, is estimated to be essentially neutral or possibly no change in the effective reimbursement rates for fiscal year 2006 (beginning October 1, 2005). On July 28, 2005, CMS issued its final reimbursement rates for providers of skilled nursing care, confirming the May 2005 proposed rates with the addition of one dollar per day in daily average reimbursement above the May 2005 proposed rates.

The 2006 Federal budget presented for approval to Congress includes a reduction in funding for Medicaid by $10 billion over five years, commencing in 2007. Congress also established a Medicaid commission to recommend changes to modernize the Medicaid program to ensure the reduction in funding will be achieved over fiscal years 2007 through 2011. It is believed that the majority of the $10 billion reduction in funding will come from prescription drug pricing, with indications that the primary source would be realized under the Medicare/Medicaid prescription drug program. The $10 billion planned reduction represents approximately 3.5% of the estimated $290 billion Medicaid Program annual expenditures in 2004.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment. All dollar amounts presented below are in thousands unless otherwise indicated.

	Three Months Ended
	July 1, 2005	June 30, 2004
Net Sales:
Physician Business	$250,544	$216,705
Elder Care Business	136,585	113,656

Total Company	$387,129	$330,361

Net Sales Per Billing Day: (a)
Physician Business	$3,915	$3,495
Elder Care Business	2,134	1,833

Total Company	$6,049	$5,328

Income from Operations:
Physician Business	$14,269	$11,552
Elder Care Business	3,632	4,333
Corporate Shared Services	(3,537)	(4,510)

Total Company	$14,364	$11,375

	Annualized
	July 1, 2005	June 30, 2004
Days Sales Outstanding:(b)
Physician Business	41.6	42.0
Elder Care Business	59.2	57.4

Days On Hand:(c)
Physician Business	45.5	41.9
Elder Care Business	36.1	30.3

Days in Accounts Payable:(d)
Physician Business	42.4	40.2
Elder Care Business	24.9	26.4

Cash Conversion Days:(e)
Physician Business	44.7	43.7
Elder Care Business	70.4	61.3
Inventory Turnover:(f)
Physician Business	7.9x	8.6x
Elder Care Business	10.0	11.9

(a)	Net sales per billing day are net sales divided by the number of selling days in the fiscal quarter. The three months ended July 1, 2005 and June 30, 2004 consisted of 64 and 62 days, respectively.

(b)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.

(c)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.

(d)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.

(e)	Cash conversion days is the sum of DSO and DOH, less DIP.

(f)	Inventory turnover is 360 divided by DOH.

THREE MONTHS ENDED JULY 1, 2005 VERSUS THREE MONTHS ENDED JUNE 30, 2004

NET SALES

	For the Three Months Ended
(dollars in millions)	July 1, 2005	June 30, 2004	Increase	Percent Change
Physician Business	$250.5	$216.7	$33.8	15.6%
Elder Care Business	136.6	113.7	22.9	20.2%

Total Company	$387.1	$330.4	$56.7	17.2%

The comparability of net sales quarter over quarter is impacted by the number of selling days in each quarter. The three months ended July 1, 2005 and June 30, 2004 consisted of 64 and 62 selling days, respectively. The following table summarizes same day sales results quarter over quarter:

	Net Sales Per Billing Day
(dollars in millions)	July 1, 2005	June 30, 2004	Percent Change
Physician Business	$3.9	$3.5	12.0%
Elder Care Business	2.1	1.8	16.4%

Total Company	$6.0	$5.3	13.5%

Physician Business

The increase in net sales is primarily attributable to (i) an increase in branded consumable product sales of approximately $16.6 million, (ii) an increase in pharmaceutical product sales (excluding influenza vaccine sales) of approximately $10.9 million, (iii) an increase in private label consumable product sales of approximately $3.9 million, and (iv) an increase in equipment sales of approximately $2.6 million, offset by a decrease in immunoassay sales of approximately $0.3 million. Net sales continued to be positively impacted by revenue growth programs that were launched in June 2003 to increase the sale of consumable products, pharmaceutical products, and equipment. These programs include:

  Advantage Club- a customer membership club that enables customers to participate in exclusive promotions for a broad selection of commonly used products.

  Rx Extreme-a comprehensive program offering pharmaceutical, vaccine and general injectibles products to new and existing customers. The term "Extreme" symbolizes the Physician Business' significant commitment to its sales force and customers to become the leading provider of these products in the physician office market.

  Can-Do-an equipment marketing program that enables customers to access a broad portfolio of industry-leading laboratory and diagnostic equipment, as well as certain exclusive products available only through the Physician Business.

The following table compares the product sales mix quarter over quarter:

	For the Three Months Ended
	July 1, 2005	June 30, 2004
Consumable products	68.6%	70.0%
Pharmaceutical products	18.4%	16.2%
Equipment	13.0%	13.8%

Total	100.0%	100.0%

Consumable product sales and pharmaceutical product sales growth quarter over quarter was approximately 14.3% and 31.1%, respectively, or 10.8% and 27.0%, respectively, on a same day sales growth basis. Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program.

Elder Care Business

The Elder Care Business continues to implement strategies to diversify its revenue sources and customers through expansion into the home care market and other non-facilities based care and equipment providers. The increase in net sales reflects these business strategies and industry trends, and is primarily attributable to (i) an increase in sales to skilled nursing home facilities of approximately $15.1 million, (ii) an increase in sales to providers of home care services and equipment of $6.4 million, and (iii) an increase in ancillary billing service fees of $1.2 million. The growth in net sales to skilled nursing home facilities primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, and the introduction of new product lines. The growth in net sales to providers of home care services and equipment is a result of the Company’s continuing focus to diversify its revenue sources and customers.

Net sales were also impacted by the continued implementation of the following innovative Elder Care customer specific solution programs:

  ANSWERS, ANSWERS Housekeeping ("ANSWERS HK"), and ANSWERS Home Medical Equipment ("ANSWERS HME")-marketing programs that align improved business processes in the nursing home operations and purchasing, with more efficient distribution activities of the Elder Care Business. In addition to reducing distribution costs by encouraging more efficient buying patterns, these programs provide opportunities for manufacturing partners to increase sales volume of category-leading, name-brand products while providing customers the opportunity to purchase higher quality products at reduced prices, which improve patient care outcomes for the Elder Care customers.

  ANSWERS Plus-an enhanced version of the ANSWERS marketing programs described above that provides additional resources to the nursing home, home health, and hospice provider, in an effort to directly impact the quality of care provided to residents and patients. This is accomplished through combining all the resources provided by the ANSWERS manufacturer partners and the Elder Care Business to address the major issues facing the Elder Care Business.

  Partners in Efficiency ("P.I.E.")-a product program designed to reduce customers' product procurement costs and increase operating efficiencies through implementation of standardized ordering procedures.

  Fast Accurate Supply Technology ("F.A.S.T")-ordering, bar-code scanning, inventory management software that utilizes a Palm Pilot to track inventory on hand at customer locations and facilitate automatic replenishment of medical supplies.

  AccuSCAN-a bar-code driven inventory management and ancillary billing system for tracking products, treatments, therapies, dietary activity, and rentals.

A national chain customer discontinued its medical supply contractual relationship, effective June 23, 2005. The trailing twelve months of net sales to this customer was approximately $27.0 million. Net sales during the three months ended July 1, 2005 decreased approximately $0.7 million as a result of the loss of this national chain customer during fiscal year 2006. Nursing home divestitures may continue to impact net sales during fiscal year 2006 as large, national chain customers may continue to divest facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. Furthermore, voluntary or involuntary changes in control of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company.

The following table compares the customer segment sales mix quarter over quarter:

	For the Three Months Ended
	July 1, 2005	June 30, 2004
Nursing home and assisted living facilities
National accounts	25.0%	26.7%
Regional accounts	21.8%	22.3%
Independent accounts	29.6%	28.5%

Subtotal	76.4%	77.5%
Home care	23.6%	22.5%

Total	100.0%	100.0%

The customer segment sales mix has been impacted by strategic initiatives that are being implemented to increase sales to independent and regional accounts while increasing the account penetration and sales in the home care market, a strategy to mitigate the impact of large, national chain customer divestitures. Net sales quarter over quarter were also positively impacted by business combinations consummated during fiscal year 2005. As a result of these business combinations, approximately $10.9 million of additional net sales were recognized during the three months ended July 1, 2005 compared to the three months ended June 30, 2004.

GROSS PROFIT

Gross profit for the three months ended July 1, 2005 totaled $110.5 million, an increase of $14.7 million, or 15.3%, from gross profit of $95.8 million for the three months ended June 30, 2004. Gross profit as a percentage of net sales decreased 50 basis points to 28.5% during the three months ended July 1, 2005 from 29.0% during the three months ended June 30, 2004 .

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales decreased approximately 110 basis points quarter over quarter as a result of change in sales mix offset by an increase in vendor incentives earned of approximately $1.0 million. Gross margin on pharmaceutical product sales is typically lower than the gross margin on consumable products. Gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment. However, the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased 90 basis points primarily due to replacing lower margin sales to larger accounts with higher margin sales to smaller accounts. In addition, ancillary billing service revenues have increased which typically generate higher gross profit margins. Furthermore, vendor incentives increased approximately $1.0 million quarter over quarter as a result of the revenue growth and changes in contract terms with vendors. Gross profit as a percentage of net sales may continue to increase in future periods as a result of net sales growth in ancillary billing services. In addition, the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	July 1, 2005		June 30, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business(a)	$38.9	15.5%	$35.7	16.5%	$3.2
Elder Care Business(a)	28.0	20.5%	20.7	18.3%	7.3
Corporate Shared Services(b)	3.4	0.9%	4.5	1.4%	(1.1)

Total Company(b)	$70.3	18.2%	$60.9	18.4%	$9.4

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 100 basis points quarter over quarter. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver represents all costs associated with the transportation and delivery of products to customers. Cost to deliver as a percentage of net sales was 3.0% and 3.1% during the three months ended July 1, 2005 and June 30, 2004, respectively. This percentage decrease is attributable to the optimization of routes and shipments between distribution centers as well as leveraging net sales growth across transportation and delivery costs. In addition, cost to deliver increased as a result of an increase in fuel costs related to the Company’s fleet of leased delivery vehicles. Management anticipates that rising fuel costs may continue to negatively impact the cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2006.

General and administrative expenses quarter over quarter increased primarily related to an increase in salary, incentive compensation, and payroll tax expenses of approximately $0.6 million due to additional employees and general wage increases. In addition, general and administrative expenses increased as a result of an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services).

Elder Care Business

General and administrative expenses as a percentage of net sales increased 220 basis points quarter over quarter. This percentage increase is primarily attributable to an increase in cost to deliver. Cost to deliver as a percentage of net sales was 4.5% and 4.1% during the three months ended July 1, 2005 and June 30, 2004, respectively. Significant increases in fuel costs related to the Company’s fleet of leased delivery vehicles and fuel surcharges from third parties have increased cost to deliver quarter over quarter. Management anticipates that rising fuel costs may continue to negatively impact the cost to deliver or expected improvements in cost to deliver during the remainder of fiscal year 2006.

Changes in the other components of general and administrative expenses quarter over quarter are primarily related to the acquisition of an ancillary billing company during fiscal year 2004 and the acquisition of a long-term medical supply distributor during the three months ended December 31, 2004, including (i) increased bad debt expense of approximately $1.5 million, (ii) increased salary, incentive compensation, and payroll tax expenses of approximately $1.1 million due to additional employees and general wage increases, and (iii) an increase in the corporate overhead allocation from Corporate Shared (refer to discussion below under Corporate Shared Services). The increase in bad debt expense was primarily a result of a large customer balance that was placed in collections. In accordance with the Company’s reserve policy, a significant portion of the outstanding accounts receivable balances that are placed in collections are reserved.

Corporate Shared Services

General and administrative expenses quarter over quarter increased primarily due to (i) an increase of approximately $1.6 million to the reserve for an estimated loss on an outstanding litigation matter, (ii) an increase in salary expenses of approximately $0.8 million due to additional employees and general wage increases, (iii) an increase in medical insurance costs of approximately $0.7 million, and (iv) an increase in corporate overhead to support the divisional net sales growth and other strategic initiatives. Such strategic initiatives include: global product sourcing, expansion of the corporate headquarters facility, increased training of employees, continued enhancement and implementation of various modules of the JD Edwards XE®, and various information technology related projects. These increases were offset by the reversal of the allowance for doubtful accounts of approximately $2.9 million related to an outstanding note receivable from the former chairman and chief executive officer of the Company. Excluding the effect of this reversal, general and administrative expenses as a percentage of consolidated net sales remained relatively constant quarter over quarter.

SELLING EXPENSES

	For the Three Months Ended
	July 1, 2005		June 30, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$20.9	8.3%	$19.2	8.9%	$1.7
Elder Care Business	4.9	3.6%	4.2	3.7%	0.7

Total Company	$25.8	6.7%	$23.4	7.1%	$2.4

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased approximately 60 basis points, which is primarily attributable to leveraging the net sales growth across certain fixed selling expenses. A portion of the decrease is also attributable to the change in the sales mix. Pharmaceutical product sales as a percentage of total sales increased quarter over quarter. Commission rates on pharmaceutical product sales are generally lower as these sales generate lower gross profit margins.

Elder Care Business

Selling expenses as a percentage of net sales were relatively consistent quarter over quarter.

INCOME FROM OPERATIONS

	For the Three Months Ended
	July 1, 2005		June 30, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$14.3	5.7%	$11.6	5.3%	$2.7
Elder Care Business	3.6	2.7%	4.3	3.8%	(0.7)
Corporate Shared Services	(3.5)	--	(4.5)	--	1.0

Total Company	$14.4	3.7%	$11.4	3.4%	$3.0

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

Interest expense for the three months ended July 1, 2005 totaled $1.5 million, a decrease of $0.4 million, or 22.3%, from interest expense of $1.9 million for the three months ended June 30, 2004. Capitalized interest was approximately $0.2 million during the three months ended July 1, 2005. The Company’s debt structure during these periods consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit agreement. The overall decrease in interest expense quarter over quarter is primarily related to an overall decrease in outstanding borrowings.

Interest expense and amortization of debt issuance costs related to the Company’s 2.25% convertible senior notes totaled approximately $1.1 million during the three months ended July 1, 2005 and June 30, 2004. Interest expense, debt issuance costs, and unused line fees related to the revolving line of credit totaled approximately $0.6 million during the three months ended July 1, 2005 compared to $0.8 million during the three months ended June 30, 2004.

The daily average outstanding borrowings under the revolving line of credit during the three months ended July 1, 2005 and June 30, 2004 were approximately $26.9 million and $36.9 million, respectively. The interest rate swap arrangement established an interest rate at 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million for the three months ended June 30, 2004. In July 2004, the Company terminated $10 million in notional amount of the interest rate swap. The amended interest rate swap arrangement established an interest rate at 3.945% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.75%) for a notional amount of $25 million for the three months ended July 1, 2005. Interest expense related to the interest rate swap was approximately $0.3 million and $0.4 million during the three months ended July 1, 2005 and June 30, 2004, respectively. Variable interest expense related to the daily average outstanding borrowings of $1.9 million (weighted average interest rate of 4.25%) during the three months ended July 1, 2005 and June 30, 2004 was less than $0.1 million each period. Amortization of the debt issuance costs and fees on the unused portion of the line of credit were approximately $0.3 million and $0.4 million during the three months ended July 1, 2005 and June 30, 2004, respectively.

OTHER INCOME

Other income for the three months ended July 1, 2005 totaled $0.5 million, an increase of $0.2 million from other income of $0.3 million for the three months ended June 30, 2004.

PROVISION FOR INCOME TAXES

Provision for income taxes was $5.3 million for the three months ended July 1, 2005, an increase of $1.3 million from the provision for income taxes of $4.0 million for the three months ended June 30, 2004. The effective income tax rate was approximately 39.3% and 40.1% for the three months ended July 1, 2005 and June 30, 2004, respectively. The increase in the provision for income taxes and the decrease in the effective rate is primarily attributable to an increase in the projected annual income from continuing operations before provision for income taxes.

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

The deferred tax asset that was recorded for the tax effect of the actual loss generated as a result of the sale of the Imaging Business was approximately $58.0 million at April 1, 2005. Under the terms of the Stock Purchase Agreement, the Company made a joint election with the buyer to treat the transaction as a sale of assets in accordance with Section 338(h)(10) of the Internal Revenue Code.

NET INCOME

Net income for the three months ended July 1, 2005 totaled $8.1 million compared to net income of $4.2 million for the three months ended June 30, 2004. Net income for the three months ended June 30, 2004 included a charge of $1.7 million, net of the benefit for income taxes, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

	For the Three Months Ended
(dollars in thousands)	July 1, 2005	June 30, 2004

Cash Flow Information:
Net cash provided by operating activities	$13,146	$13,412
Net cash used in investing activities	(9,560)	(7,189)
Net cash provided by (used in) financing
activities	2,362	(2,039)

Net increase in cash and cash equivalents	$5,948	$4,184

	As of
(dollars in thousands)	July 1, 2005	April 1, 2005

Capital Structure:
Debt	$176,871	$175,000
Cash and cash equivalents	(23,836)	(17,888)

Net debt	153,035	157,112
Shareholders' equity	287,918	276,818

Total capital	$440,953	$433,930

Operational Working Capital:
Accounts receivable	$208,642	$217,350
Inventories	132,684	134,110
Accounts payable	(115,455)	(109,649)

	$225,871	$241,811

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Overall, net cash provided by operating activities during the three months ended July 1, 2005 and June 30, 2004 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs to support net sales growth. The changes in operating working capital during the three months ended July 1, 2005 were due to the following:

  The decrease in accounts receivable during the three months ended July 1, 2005 primarily related to strong collection efforts offset by the increase in accounts receivable due to the net sales growth discussed above. The decrease in accounts receivable during the three months ended June 30, 2004 primarily related to four fewer billing days in the three months ended June 30, 2004 compared to the three months ended April 2, 2004 and strong collection efforts.

  The decrease in inventories during the three months ended July 1, 2005 corresponds to the decrease in net sequential quarter net sales offset by (i) an increase in inventory purchases in anticipation of price increases from certain vendors, and (ii) an increase in inventory of approximately $1.4 million as a result of the global sourcing initiative. During the three months ended June 30, 2004, the increase in inventories was primarily related to supporting the pharmaceutical sales growth in the Physician Business and supporting the further expansion into the durable medical equipment and homecare markets by the Elder Care Business.

  The decrease in accounts payable during the three months ended July 1, 2005 did not directly correspond to the change in inventories primarily as a result of timing of vendor payments. Accounts payable increased approximately $13.9 million during the three months ended June 30, 2004 which generally corresponded with the overall change in inventory levels.

  The decrease in accrued expenses and other liabilities of approximately $10.8 million during the three months ended July 1, 2005 primarily related to the payment of incentive compensation of approximately $8.5 million under the Shareholder Value Plan, a long-term, cash-based performance award program.

Cash flows from operating activities during three months ended July 1, 2005 and June 30, 2004 reflect the Company’s utilization of $5.3 million (tax-effected) and $4.0 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of July 1, 2005, the Company has $14.2 million (tax-effected) of NOL carryforwards remaining and expects to utilize the remaining Federal NOL carryforward, as well as a portion of the remaining state NOL carryforwards, during fiscal year 2006. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes. During the three months ended July 1, 2005 and June 30, 2004, the Company paid cash taxes, net of refunds, of approximately $0.4 million and $0.1 million, respectively, which primarily related to Federal alternative minimum tax and state estimated tax payments.

Cash Flows From Investing Activities

Net cash used in investing activities was $9.6 million and $7.2 million during the three months ended July 1, 2005 and June 30, 2004, respectively, and was primarily impacted by the following.

  Capital expenditures totaled $4.7 million during the three months ended July 1, 2005 and June 30, 2004, of which approximately $3.5 million and $3.8 million, respectively, related to development and enhancement of the Company's ERP system, electronic commerce platforms, and supply chain integration.

  Payments for business combinations, net of cash acquired, were $4.1 million and $1.7 million during the three months ended July 1, 2005 and June 30, 2004, respectively. During fiscal year 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price was approximately $26.9 million (net of cash acquired of approximately $0.4 million) of which approximately $22.7 million was paid during fiscal year 2005. The remaining purchase price of $4.1 million, which primarily related to meeting minimum revenue thresholds, was paid during the three months ended July 1, 2005. During fiscal year 2004, the Company completed three acquisitions with a total aggregate purchase price, net of cash acquired, of approximately $21.8 million (net of cash acquired of approximately $0.1 million), of which $19.3 million was paid in cash during fiscal year 2004. Approximately $1.7 million of purchase price, which related to an earn-out provision included in the purchase agreement, was paid during the three months ended June 30, 2004 and the remaining purchase price of $0.8 million is expected to be paid during fiscal year 2006.

  During the three months ended July 1, 2005 and June 30, 2004, the Company paid approximately $0.5 million and $0.3 million to sales representatives for execution of nonsolicitation agreements.

  Transaction and settlement costs related to the sale of the Imaging Business of approximately $0.5 million, was paid during the three months ended June 30, 2004.

Cash Flows From Financing Activities

Net cash provided by financing activities was $2.4 million during the three months ended July 1, 2005 compared to net cash used in financing activities of $2.0 million during the three months ended June 30, 2004. Net cash provided by/used in financing activities during the three months ended July 1, 2005 and June 30, 2004 was primarily impacted by the following:

  Proceeds received from the exercise of stock options were approximately $2.2 million and $0.9 million during the three months ended July 1, 2005 and June 30, 2004, respectively.

  During the three months ended June 30, 2004, the Company paid $3.0 million to repurchase approximately 0.3 million shares of the Company's common stock at an average price of $10.74 per common share.

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

At July 1, 2005, the Company maintained a $200 million revolving line of credit, which may be increased to $250 million at the Company’s discretion. Availability of borrowings under the revolving line of credit depends upon the amount of a borrowing base consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements. At July 1, 2005, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $174.8 million (excluding the additional increase of $50 million) under the revolving line of credit and had outstanding borrowings of $25.2 million.

The Credit Agreement, originally dated May 20, 2003, was amended on July 1, 2005. This amendment (i) extended the term of the agreement to June 30, 2010, (ii) created a feature to expand and increase the maximum borrowings to $250 million at the discretion of the Company, (iii) increased the advance rates for accounts receivable and inventory, (iv) eased the covenant restrictions described above when excess Availability is greater than $50 million, (v) implemented a fixed charge coverage ratio covenant when Availability is less than $40 million, (vi) set the determination of applicable margin level for Base Rate loans and LIBOR loans to Availability rather than a funded debt to earnings before interest, taxes, depreciation and amortization ratio, (vii) reduced the unused line fee from 0.375 % to 0.25%, and (viii) increased the letter of credit sub-facility from $15 million to $20 million.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of July 1, 2005, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Variable Interest Entity

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

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the three months ended June 30, 2004, the Company repurchased approximately 0.3 million shares of common stock under this program at an average price of $10.74 per common share. During the three months ended October 1, 2004, the Company repurchased approximately 0.7 million shares of common stock under this program at an average price of $9.59 per common share. At July 1, 2005, approximately 2.2 million shares were available to repurchase under this program.

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

	Fiscal Years
	2006 (remaining 9 months)	2007	2008	2009	2010	Thereafter	Total

Revolving line of credit(a)	$1,250	$1,750	$1,750	$1,750	$1,750	$25,438	$33,688
2.25% convertible senior notes	3,375	3,375	3,375	3,375	3,375	197,250	214,125
Letters of credit outstanding(b)	156	--	--	--	--	--	156
Operating lease obligations(c)	15,237	16,595	12,592	8,567	5,726	10,036	68,753
Capital lease obligations(d)	392	565	564	329	--	--	1,850
Noncompetition agreements	139	36	30	28	28	56	317
Purchase commitments(b),(c),(e)	396	55	--	--	--	--	451

Total	$20,945	$22,376	$18,311	$14,049	$10,879	$232,780	$319,340

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until June 30, 2010. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until June 30, 2010. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels of borrowings.

(b)	The Company typically issues letters of credits with expirations of less than one year.

(c)	Amounts represent contractual obligations for operating leases of the Company as of July 1, 2005. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	Amounts include interest expense.

(e)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of July 1, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in the Annual Report on Form 10-K for the fiscal year ended April 1, 2005 filed on June 15, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Background and Basis of Presentation, for a discussion of recent accounting pronouncements and their impact on the Company’s financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 1, 2005 filed on June 15, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective at July 1, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

The following change in the Company’s internal control over financial reporting was identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting:

  As part of management's evaluation of internal control over financial reporting as of the fiscal year ended April 1, 2005, management decided that during fiscal year 2006 the Physician and Elder Care Businesses will conduct physical inventory observations and reconciliations to inventory per the general ledger on a quarterly rather than on a semi-annual basis.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on April 1, 2005 filed on June 15, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any stock during the three months ended July 1, 2005.

ITEM 6.  EXHIBITS

(a)     Exhibits required by Item 601 of Regulation S-K: <PRE>

Exhibit Number	Description

10.1	Shareholder Value Plan (Portions omitted pursuant to a request for confidential treatment - Separately filed with the SEC)

15	Awareness Letter from KPMG LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 10, 2005.

PSS WORLD MEDICAL, INC

By: /s/ David M. Bronson David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)