Form 10-Q
period 2005-09-30
PSS WORLD MEDICAL INC
filed 2005-11-09
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 0-23832

PSS WORLD MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

Florida	59-2280364
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

4345 Southpoint Blvd.
Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number	(904) 332-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of
November 4, 2005 was 65,962,227 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2005

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

•	the Company’s consideration of whether to elect to settle the principal amount of its convertible senior notes in cash;
•	the Company’s expectation to receive court approval related to the settlement of the securities class action lawsuit which is described in Note 10, Commitments and Contingencies;
•

management’s belief that the ultimate outcome of the various other legal and administrative proceedings and claims that have arisen in the normal course of business will not have a material adverse effect on the Company’s business, financial condition or results of operations;

•

management’s belief that nursing home divestitures within the Elder Care Business may continue to impact fiscal year 2006 as large, national chain customers may continue to divest facilities located in states with high malpractice claims, insurance costs, and litigation exposure;

•

management’s belief that ownership changes of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company;

•

management’s expectation that gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins;

•	management’s expectation that gross profit as a percentage of net sales may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;
•	management’s belief that the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products;
•

management’s anticipation that rising fuel costs may negatively impact both the Physician Business’ and the Elder Care Business’ gross margins, cost to deliver, or expected improvements in cost to deliver during the remainder of fiscal year 2006;

•

management’s expectation that the results of the Internal Revenue Service audit of the Federal income tax returns for fiscal years 2002 and 2003 will not have a material impact on the financial condition or consolidated results of operations;

•	management’s expectation that the remaining net operating loss generated as a result of the sale of the Imaging Business will be applied against regular taxable income during fiscal year 2006;

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company’s future results could be adversely affected by a variety of factors, including:

•	the Company’s dependence on sophisticated data processing systems that may impact business operations if they fail to operate properly or not as anticipated;
•	the Elder Care Business’ implementation of the JD Edwards distribution and customer service modules may temporarily disrupt its operations;
•	the Company’s net sales and operating results may fluctuate quarterly;
•	operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes;
•	increasing, competitive pricing pressures on its sales to large nursing home chains and consolidating provider groups;
•	pricing and customer credit-quality pressures due to reduced spending budgets by healthcare providers;
•

government legislation or changes in government regulations that reduce Medicare and Medicaid reimbursement rates that may have an adverse impact on the Company’s customers and potential customers in the elder care industry or the Company’s ancillary billing services company;

•	the Elder Care Business’ dependence on a limited number of large customers;
•	the Elder Care Business’ ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of a large customer;
•	the viability of the Company’s customers may be threatened by increasing costs of malpractice claims and liability insurance;
•	the Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers;
•	continued consolidation within the healthcare industry may lead to increased competition;
•	the expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage;
•	the Company’s dependence on the availability of lower cost, multi-tiered pricing of products;
•	the Company’s dependence on its ability to maintain good relations with vendors;
•	the loss of any significant unique distributorship agreements or the renegotiation of terms and conditions of existing agreements;

•	the Company’s ability to hire and retain qualified sales representatives to continue its sales growth;
•	the Company’s ability to retain the services of senior management;
•	the Company’s failure to execute its business plan and strategies for growth;
•	the Company’s operations and prospects in Asia, which are subject to significant political, economic and legal uncertainties;
•	the potential impact of foreign currency revaluation;
•	the operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations;
•	cost of goods sold may increase due to fuel surcharges from third parties;
•	the impact on customer relationships and related revenues as a result of implementing fuel surcharges to customers, effective October 1, 2005;
•	the significant investment in inventory may be exposed to risk of product obsolescence or market valuation;
•	business acquisitions may decrease existing shareholders’ percentage ownership in the Company and/or require the Company to incur additional debt;
•	various issues regarding integrating acquired companies within the business;
•	the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;
•	volatility in the price of the Company’s common stock and the trading value of the convertible senior notes;
•	tax legislative initiatives and potential interest and penalty exposure related to existing and future Internal Revenue Service audits;
•	litigation and liability exposure for existing and potential claims;
•	litigation risk exposure to product liability and other claims;
•	proprietary rights may infringe on the rights of third parties;
•	environmental claims;
•	failure to maintain an effective system of internal controls may impact the Company’s ability to accurately report its financial results;
•	the Articles of Incorporation, Bylaws and Rights Agreement, and Florida law may inhibit a takeover of the Company;
•	the Company’s business, marketing activities, and pricing are subject to review by Federal or state agencies;
•

failure to comply with Federal and state regulations pertaining to physical security, record-keeping, and required reporting related to the purchase, sale, and distribution of controlled and legend drugs;

•	failure to comply with Federal and state regulations pertaining to filing claims for health care reimbursement or changes in the interpretation of those requirements;
•	failure to comply with the United States Foreign Corrupt Practices Act and other laws;
•

the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations, including the proposed amendment to Statement of Financial Accounting Standards No. 128, Earnings Per Share;

•	the ongoing costs of complying with the provisions of Section 404 of the Sarbanes-Oxley Act;
•	the Company’s inability to obtain certain medical supplies and pharmaceuticals, including influenza vaccines due to vendor supply disruptions;
•	the potential negative impact on customer relationships and related revenues as a result of partial or non-delivery of supply of the influenza vaccines, due to shortages; and
•	the potential for a change in a state’s legal system that would impact the enforceability of the non-solicitation covenants included in certain employee agreements.

In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended April 1, 2005 and in this Form 10-Q.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND APRIL 1, 2005

(Dollars in Thousands, Except Share Data)

ASSETS

	September 30, 2005	April 1, 2005
	(Unaudited)

Current Assets:
Cash and cash equivalents	$17,466	$17,888
Accounts receivable, net of allowance for doubtful accounts of $11,417 and $9,605 as of September 30, 2005 and April 1, 2005, respectively	213,585	217,350
Inventories	136,450	134,110
Employee advances	81	82
Deferred tax assets, net	20,183	29,014
Prepaid expenses and other	25,741	19,369
Total current assets	413,506	417,813

Property and equipment, net of accumulated depreciation of $49,754 and $43,398 as of September 30, 2005 and April 1, 2005, respectively	86,840	81,105
Other Assets:
Goodwill	103,420	85,617
Intangibles, net	34,427	21,858
Deferred tax assets, net	1,007	811
Other	49,855	39,154
Total assets	$689,055	$646,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$118,953	$109,649
Accrued expenses	33,196	44,880
Revolving line of credit and current portion of long-term debt	27,786	25,000
Other	11,883	9,701
Total current liabilities	191,818	189,230

Long-term debt, excluding current portion	151,113	150,000
Other noncurrent liabilities	41,179	30,310
Total liabilities	384,110	369,540
Commitments and contingencies (Notes 2, 4, 7, 8, 10, and 13)
Shareholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 150,000,000 shares authorized, 65,956,208 and 64,961,682 shares issued and outstanding at September 30, 2005 and April 1, 2005, respectively	659	649
Additional paid-in capital	303,140	292,208
Accumulated earnings (deficit)	4,366	(14,559)
Unearned compensation	(3,375)	(1,711)
Accumulated other comprehensive income	155	231
Total shareholders’ equity	304,945	276,818
Total liabilities and shareholders’ equity	$689,055	$646,358

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND OCTOBER 1, 2004

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net sales	$385,819	$364,267	$772,947	$694,627
Cost of goods sold	273,512	258,945	550,166	493,530
Gross profit	112,307	105,322	222,781	201,097
General and administrative expenses	69,279	64,300	139,616	125,247
Selling expenses	26,217	24,625	51,990	48,079
Income from operations	16,811	16,397	31,175	27,771
Other (expense) income:
Interest expense	(1,358)	(1,817)	(2,867)	(3,759)
Interest and investment income	111	89	210	200
Other income, net	1,750	252	2,207	595
	503	(1,476)	(450)	(2,964)
Income from continuing operations before provision for income taxes	17,314	14,921	30,725	24,807
Provision for income taxes	6,529	6,149	11,800	10,111
Income from continuing operations	10,785	8,772	18,925	14,696
Loss on disposal of discontinued operations (net of benefit for income taxes of $1,042)	—	—	—	(1,708)
Net income	$10,785	$8,772	$18,925	$12,988

Earnings per share - Basic:
Income from continuing operations	$0.16	$0.14	$0.29	$0.23
Loss on disposal of discontinued operations	—	—	—	(0.03)
Net income	$0.16	$0.14	$0.29	$0.20
Earnings per share – Diluted:
Income from continuing operations	$0.16	$0.13	$0.29	$0.22
Loss on disposal of discontinued operations	—	—	—	(0.02)
Net income	$0.16	$0.13	$0.29	$0.20

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND OCTOBER 1, 2004

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	Six Months Ended
	September 30, 2005	October 1, 2004
Cash Flows From Operating Activities:
Net income	$18,925	$12,988
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	1,708
Provision for deferred income taxes	11,800	10,111
Depreciation	6,784	6,909
Provision for doubtful accounts	3,802	3,014
Amortization of intangible assets	2,750	1,771
Amortization of debt issuance costs	756	1,144
Provision for deferred compensation	750	537
Noncash compensation expense	587	192
Loss on sales of property and equipment	154	35
Provision for note receivables	(3,233)	—
Other	(2,267)	—
Changes in operating assets and liabilities:
Accounts receivable	1,454	(12,027)
Inventories	1,553	(13,520)
Prepaid expenses and other current assets	(619)	(1,252)
Other assets	(7,203)	(3,887)
Accounts payable	5,465	14,485
Accrued expenses and other liabilities	(5,833)	3,370
Net cash provided by operating activities	35,625	25,578
Cash Flows From Investing Activities:
Payment for business combination	(34,805)	(1,785)
Capital expenditures	(9,180)	(10,735)
Payments on nonsolicitation agreements	(2,041)	(2,882)
Proceeds from sales of property and equipment	33	20
Payment of transaction and settlement costs for sale of Imaging Business	—	(4,854)
Payments on noncompetition agreements	—	(512)
Other	1,780	—
Net cash used in investing activities	(44,213)	(20,748)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	6,354	1,751
Net proceeds under the revolving line of credit	2,256	(10,000)
Proceeds from note receivable	279	—
Payment of debt issuance costs	(520)	—
Payments under capital lease obligations	(84)	—
Purchase of treasury shares	—	(9,918)
Other	(119)	—
Net cash provided by (used in) financing activities	8,166	(18,167)
Net decrease in cash and cash equivalents	(422)	(13,337)
Cash and cash equivalents, beginning of period	17,888	58,928
Cash and cash equivalents, end of period	$17,466	$45,591

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND OCTOBER 1, 2004

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PSS World Medical, Inc. and its wholly owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of April 1, 2005 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 1, 2005. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2006 and 2005 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows on the Friday closest to month-end for those quarters in which physical inventories are taken and on the calendar month-end for those quarters in which physical inventories are not taken. During fiscal year 2006, physical inventories will be conducted on a quarterly basis. The three months ended September 30, 2005 and October 1, 2004 consisted of 63 and 65 selling days, respectively. The six months ended September 30, 2005 and October 1, 2004 consisted of 127 selling days.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the six months ended October 1, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. At September 30, 2005, approximately 2.2 million shares were available to repurchase under this program.

Statements of Cash Flows

The Company’s supplemental disclosures for the six months ended September 30, 2005 and October 1, 2004 were as follows:

	Six Months Ended
	September 30, 2005	October 1, 2004

Cash paid for:
Interest	$2,421	$2,707
Income taxes, net	4,979	580

Noncash Activities:
Operating Activities-
Tax benefits related to stock option plans	$1,861	$764
Investing Activities-
Business combinations:
Fair value of assets acquired	9,244	(122)
Liabilities assumed	9,466	(21)
Capital lease assets	1,672	—
Financing Activities-
Capital lease obligation	1,672	—

Recent Accounting Pronouncements

In October 2004, the EITF issued its consensus opinion on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that contingently convertible debt instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. The provisions of EITF 04-08 were effective for the quarterly period ended December 31, 2004. If the Company’s stock price reaches $17.10, the dilutive effect of the Company’s $150 million 2.25% convertible senior notes, which have an embedded conversion feature that is contingent upon a market price trigger, would be required to be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) would be included in the weighted average common shares outstanding used in computing diluted earnings per share due to the Company’s stated policy to settle the principal amount of the convertible senior notes in cash. However, the diluted earnings per share calculation may be further impacted if the proposed Statement of Financial Accounting Standards, Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) is adopted. SFAS 128(R), which may be effective for financial statements for periods ending after June 15, 2006, would eliminate the provisions of SFAS No. 128, Earnings Per Share that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to rely upon a stated policy to settle the principal amount of the Company’s convertible senior notes in cash. If SFAS 128(R) becomes effective, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the interest expense on the convertible senior notes. The Company may elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made, a range of approximately 0 to 1.5 million shares (at a stock price of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

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

Fiscal Year 2006

On September 30, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code. SAS distributes controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers in all 50 states. SAS’ expertise in the distribution of controlled pharmaceutical products will increase the Physician Business’ overall competency and effectiveness in serving the physician market.

The maximum aggregate purchase price is approximately $34,000 subject to certain adjustments, of which approximately $31,000 was paid in cash at closing. The remaining $3,000, which has been has been accrued for in the accompanying balance sheet, will be paid by the Company, net of any amounts payable to the Company in respect of indemnity claims that arise under the purchase agreement, at the earlier of the end of the indemnity period of 18 months or when all indemnity claims are resolved. The purchase price may be adjusted based on the actual working capital at closing compared to the target working capital defined in the purchase agreement. As a result, a receivable due from the sellers of approximately $2,250 has been recorded in the accompanying balance sheet. In addition, additional purchase price may be paid to the sellers (earnout payments) in amounts equal to 40% of the net profit realized from certain sales of products in the three, twelve-month periods ending on the first, second, and third anniversaries of the closing date.

Goodwill of $16,982 was assigned to the Physician Business and is expected to be deductible for tax purposes. Based on the preliminary purchase price allocation, acquired intangible assets were approximately $13,076, of which $6,200, $1,046, $300, and $130 was assigned to customer relationships, nonsolicitation agreements, noncompete agreements, and other intangibles, respectively. These acquired intangible assets had a weighted-average useful life of approximately 10.8 years as of the date of acquisition. The remaining $5,400 of acquired intangible assets was assigned to the SAS trade name, which has an indefinite life and will not be amortized.

Fiscal Year 2005

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,887 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. A cash payment of $4,205, which primarily related to meeting the minimum revenue thresholds, was made during the six months ended September 30, 2005.

3.	GOODWILL

The change in the carrying value of goodwill during the six months ended September 30, 2005 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total

Balance as of April 1, 2005	$ 9,788	$75,080	$749	$ 85,617
Purchase business combination	16,982	--	--	16,982
Purchase price allocation adjustments	--	821	--	821
Balance as of September 30, 2005	$26,770	$75,901	$749	$103,420

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year. Because the fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at April 1, 2005.

4.	INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets subject to amortization by business segment and major asset class.

	As of
	September 30, 2005			April 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer Relationships:
Physician Business	$ 8,112	$(1,370)	$ 6,742	$ 2,463	$ (1,854)	$ 609
Elder Care Business	12,792	(2,887)	9,905	12,791	(1,973)	10,818
	20,904	(4,257)	16,647	15,254	(3,827)	11,427
Nonsolicitation Agreements:
Physician Business	10,164	(1,043)	9,121	7,077	(470)	6,607
Elder Care Business	516	(68)	448	521	(33)	488
	10,680	(1,111)	9,569	7,598	(503)	7,095
Noncompetition Agreements:
Physician Business	1,513	(672)	841	2,630	(1,975)	655
Elder Care Business	1,720	(1,296)	424	3,255	(2,429)	826
Corporate Shared Services	441	(386)	55	441	(314)	127
	3,674	(2,354)	1,320	6,326	(4,718)	1,608
Signing Bonuses:
Physician Business	1,648	(888)	760	1,985	(1,147)	838
Elder Care Business	618	(412)	206	618	(204)	414
	2,266	(1,300)	966	2,603	(1,351)	1,252
Other Intangibles:
Physician Business	130	--	130	--	--	--
Elder Care Business	538	(332)	206	538	(278)	260
Corporate Shared Services	225	(36)	189	225	(9)	216
	893	(368)	525	763	(287)	476
Total intangible assets subject to amortization	38,417	(9,390)	29,027	32,544	(10,686)	21,858
Tradename:
Physician Business	5,400	--	5,400	--	--	--
Total unamortized intangible assets	5,400	--	5,400	--	--	--
Total intangible assets	$43,817	$(9,390)	$34,427	$32,544	$(10,686)	$21,858

Total amortization of intangible assets for the three months ended September 30, 2005 and October 1, 2004 was $1,389, and $934, respectively. Total amortization of intangible assets for the six months ended September 30, 2005 and October 1, 2004 was $2,750, and $1,771, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2006 (remaining 6 months)	$ 2,760
2007	5,018
2008	4,446
2009	4,053
2010	3,567
Thereafter	9,183
Total	$29,027

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	September 30, 2005	April 1, 2005

Customer Relationships	7.9	5.9
Nonsolicitation Agreements	8.7	9.4
Noncompetition Agreements	2.3	2.1
Signing Bonuses	2.6	2.5
Other Intangibles	3.3	3.1
Total weighted-average period	7.6	6.5

Future minimum payments required under noncompetition agreements at September 30, 2005 are as follows:

Fiscal Year:
2006 (remaining 6 months)	$331
2007	36
2008	30
2009	28
2010	28
Thereafter	56
Total	$509

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the conversion of the convertible senior notes if the conditions that would permit conversion have been satisfied. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the three and six months ended September 30, 2005 and October 1, 2004, because none of the conditions that would permit conversion were satisfied during the period and the Company’s stock price did not reach the applicable conversion price of $17.10. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes will be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for the three and six months ended September 30, 2005 and October 1, 2004:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Weighted average shares outstanding:
Common shares	65,392	64,358	65,143	64,605
Assumed exercise of stock options (a)	1,030	897	973	1,036
Actual and assumed vesting of restricted stock	65	12	72	14
Diluted shares outstanding	66,487	65,267	66,188	65,655

(a)

Options to purchase approximately 1,010 and 1,996 shares of common stock that were outstanding at September 30, 2005 and October 1, 2004, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

6.	COMPREHENSIVE INCOME

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

	Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net income	$10,785	$8,772	$18,925	$12,988
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap, net of tax	(32)	(144)	(77)	105
Comprehensive income	$10,753	$8,628	$18,848	$13,093

7.	STOCK-BASED COMPENSATION

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

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Net income, as reported	$10,785	$8,772	$18,925	$12,988
Stock-based employee compensation expense included in reported net income, net of related tax effects	158	66	277	78
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(158)	(705)	(277)	(1,328)
Pro forma net income	$10,785	$8,133	$18,925	$11,738
Earnings per share – Basic:
As reported	$0.16	$0.14	$0.29	$0.20
Pro forma	$0.16	$0.13	$0.29	$0.18
Earnings per share – Diluted:
As reported	$0.16	$0.13	$0.29	$0.20
Pro forma	$0.16	$0.12	$0.29	$0.18

On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which is prior to the effective date of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R), which is effective for the Company on April 1, 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options was not accelerated. As a result of the acceleration, the Company recognized a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of September 30, 2005, the maximum stock-based compensation expense would be approximately $1,869 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $145 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions. For pro forma disclosure requirements under SFAS 148, the Company recognized approximately $4,562 of stock-based compensation during fiscal year 2005 for all options whose vesting was accelerated.

8.	DEBT

Debt consists of the following:

	As of
	September 30, 2005	April 1, 2005

2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	27,256	25,000
Capital lease obligations	1,643	--
Total debt	178,899	175,000
Less: Current portion of long-term debt	27,786	--
Long-term debt	$151,113	$175,000

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “Credit Agreement”), which matures on June 30, 2010 and permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on Availability, or at LIBOR plus an applicable margin based on Availability. Additionally, the Credit Agreement bears interest at a fixed rate of 0.25% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. However, these covenants may not apply if the Company maintains sufficient Availability under the credit facility. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, and the issuance of letters of credit. Although the Credit Agreement expires on June 30, 2010, the revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until June 30, 2010.

As of September 30, 2005, the Company had outstanding borrowings of $27,000 and outstanding letters of credit in the amount of $256. After reducing Availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $172.4 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended September 30, 2005 and October 1, 2004 was 3.40% and 3.26%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended September 30, 2005 and October 1, 2004 was 3.84% and 3.82%, respectively.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement, originally dated May 20, 2003, was amended on July 1, 2005. This amendment (i) extended the term of the agreement to June 30, 2010, (ii) created a feature to expand and increase the maximum borrowings to $250 million at the discretion of the Company, (iii) increased the advance rates for accounts receivable and inventory, (iv) eased the covenant restrictions described above when excess Availability is greater than $50 million, (v) implemented a fixed charge coverage ratio covenant when Availability is less than $40 million, (vi) set the determination of applicable margin level for Base Rate loans and LIBOR loans to Availability rather than a funded debt to earnings before interest, taxes, depreciation and amortization ratio, (vii) reduced the unused line fee from 0.375% to 0.25%, and (viii) increased the letter of credit sub-facility from $15 million to $20 million.

Capital Lease Obligations

The Company leases various equipment under thirty-nine month leases at an aggregate annual rental of approximately $564. The equipment has been capitalized at its fair market value of $1,672, which approximates the present value of the minimum lease payments. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2005.

Fiscal Year:
2006 (remaining 6 months)	$332
2007	564
2008	564
2009	329
Total minimum lease payments	1,789
Less: amount representing interest	146
Present value of net minimum lease payments	$1,643

9.	SEGMENT INFORMATION

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

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
NET SALES:
Physician Business	$255,422	$237,370	$505,965	$454,075
Elder Care Business	130,397	126,897	266,982	240,552
Total net sales	$385,819	$364,267	$772,947	$694,627

INCOME FROM OPERATIONS:
Physician Business	$17,574	$14,578	$31,844	$26,129
Elder Care Business	4,257	6,112	7,889	10,445
Corporate Shared Services	(5,020)	(4,293)	(8,558)	(8,803)
Total income from operations	$16,811	$16,397	$31,175	$27,771

	As of
	September 30, 2005	April 1, 2005
ASSETS:
Physician Business	$350,897	$314,437
Elder Care Business	258,687	257,024
Corporate Shared Services	79,471	74,897
Total assets	$689,055	$646,358

10.	COMMITMENTS AND CONTINGENCIES

Settlement of Litigation

In May, 1998, the Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of $16.5 million, of which approximately $13.2 million will be recovered through existing insurance policies. A $3.3 million pre-tax reserve to cover the uninsured losses relating to this matter has been recorded in the accompanying balance sheet as of September 30, 2005. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005. The final fairness hearing has been set for December 20, 2005. The lawsuit alleged that the defendants engaged in violations of Sections 14(a) and 20(a) of the Securities Exchange Act and SEC Rule 14a-9. The allegations referenced a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in the ninety day period immediately preceding the date of termination. As of September 30, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

11.	NOTES RECEIVABLE

The Company has two notes receivable (the “Loans”) outstanding from its former chairman and chief executive officer, which bear interest at the applicable Federal rate for long-term obligations. One Loan is unsecured and the other Loan is secured by a split-dollar life insurance policy. During fiscal year 2003, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. On June 30, 2005, the Company received a cash interest payment of $278 that was due on the unsecured Loan. As of September 30, 2005, there were no past due principal or interest payments outstanding under the Loans. As part of the Company’s ongoing review of the realization of the Loans, the Company determined during the three months ended July 1, 2005 that the allowance for doubtful accounts of $2,939, or $1,825 net of income taxes, was no longer required for the unsecured loan.

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

On March 14, 2003, the Company received a letter from the Buyer claiming a Purchase Price adjustment of $32,257. The claimed Purchase Price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. During the three months ended June 30, 2004, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. As a result of the final ruling from the arbitrator, the Company paid approximately $4,279 of settlement costs to the Buyer during fiscal year 2005. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. The cash proceeds received during fiscal year 2003 were reduced by approximately $10,219 for transaction and settlement costs that were paid during fiscal years 2005, 2004, and 2003. Approximately $4,854 of transaction and settlement costs were paid during the six months ended October 1, 2004.

The pretax loss on disposal of discontinued operations recorded during the six months ended October 1, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471. The loss on disposal of discontinued operations for the three and six months ended September 30, 2005 and October 1, 2004 is as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Pretax loss on disposal of discontinued operations	$--	$--	$--	$(2,750)
Benefit for income taxes	--	--	--	1,042
Loss on disposal of discontinued operations	$--	$--	$--	$(1,708)

13.	SUBSEQUENT EVENT

On October 31, 2005, the Company acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. As part of the Elder Care Business, CSSI will continue to focus on growth of its medical billing services programs within California and will be integrated into the Part B billing operations based in Tennessee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 41 full-service distribution centers and 3 redistribution facilities that are shared between the Physician and Elder Care Businesses, which serve all 50 states throughout the United States. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has recently made several acquisitions to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

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

EXECUTIVE OVERVIEW

There were three major events that took place during the three months ended September 30, 2005: the disruption from Hurricanes Katrina and Rita, the settlement of the class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., and the acquisition of Southern Anesthesia & Surgical, Inc.

Hurricanes Katrina and Rita

During the second quarter of fiscal year 2006, Hurricanes Katrina and Rita struck Florida and the Gulf Coast region of the United States, causing significant interruptions to both the Physician and Elder Care Businesses and severe damage to the Physician Business’ full-service distribution center located in New Orleans, Louisiana. The Company’s operations throughout the affected areas have been and continue to be negatively impacted by the hurricanes and their aftermath. Additionally, the Company has experienced increased costs since the hurricanes, such as higher fuel prices, increased freight expenses, and employee assistance expenses.

The Company has made every effort to reposition assets and employees from the New Orleans distribution center to other locations while maintaining our level of service to our customers. The New Orleans distribution center is expected to re-open during the third quarter of fiscal 2006.

During the three months ended September 30, 2005, the Company recorded a charge of approximately $1.1 million ($0.7 million at the Physician Business, $0.3 million at the Elder Care Business, and $0.1 million at Corporate Shared Services) primarily related to (i) an estimated reserve for bad debts; (ii) an estimated reserve for the loss of inventory, net of insurance recoveries, and (iii) employee assistance expenses. Approximately $0.8 million of the charge was included in general and administrative expenses and the remainder was recorded in cost of goods sold. Management is continuing to evaluate the total impact to the Company of the hurricanes. Management intends to seek recovery of amounts from insurance providers for business interruption and other items, but at this time no recovery amounts have been recorded since the ultimate outcome of these claims is unknown.

Settlement of the Class Action Lawsuit

On September 9, 2005, the Company and all other defendants reached an agreement with the plaintiff and the certified class of persons who held Company common stock on March 26, 1998 to settle all claims alleged in the class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The settlement agreement between the plaintiffs, the Company, and the other defendants requires the Company to make an aggregate payment of $16.5 million into a settlement fund (the “Settlement Fund”) to be used, among other things, to pay the fees and expenses of plaintiffs’ counsel, the costs of administering the Settlement Fund, and the plaintiffs. Approximately $13.2 million of the $16.5 million will be recovered through existing insurance policies. The Company had previously established a $2.6 million pre-tax reserve to cover potential uninsured losses relating to this matter in previous periods and recorded a charge of approximately $0.8 million during the three months ended September 30, 2005 to cover the remaining liability related to the settlement and legal fees.

Acquisition of Southern Anesthesia & Surgical, Inc.

On September 30, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code. The maximum aggregate purchase price is approximately $34.0 million subject to certain adjustments as set forth in the purchase agreement, of which approximately $31.0 million was paid in cash at closing. SAS distributes controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers in all 50 states. SAS’ expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ sales force, accelerates the penetration into the pharmaceutical market segment, improves the service offering to the physician customers, and will increase the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market.

OPERATING HIGHLIGHTS AND TRENDS

The following tables set forth certain financial information by business segment. All dollar amounts presented below are in thousands unless otherwise indicated.

	Annualized
	September 30, 2005	October 1, 2004
Days Sales Outstanding:(a)
Physician Business	42.0	43.3
Elder Care Business	60.6	59.4

Days On Hand:(b)
Physician Business	45.3	42.9
Elder Care Business	37.8	32.0

Days in Accounts Payable:(c)
Physician Business	42.2	40.6
Elder Care Business	25.2	25.2

Cash Conversion Days:(d)
Physician Business	45.1	45.6
Elder Care Business	73.2	66.2

Inventory Turnover:(e)
Physician Business	8.0x	8.4x
Elder Care Business	9.5x	11.3x

(a)

Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360. SAS accounts receivable balance of approximately $1.4 million as of September 30, 2005 has been excluded from this calculation.

(b)

Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360. SAS inventory balance of approximately $3.9 million as of September 30, 2005 has been excluded from this calculation.

(c)

Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five. SAS accounts payable balance of approximately $3.8 million as of September 30, 2005 has been excluded from this calculation.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

NET SALES

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 30, 2005	October 1, 2004	Increase	Percent Change	September 30, 2005	October 1, 2004	Increase	Percent Change

Physician Business	$255.4	$237.3	$18.1	7.6%	$505.9	$454.1	$51.8	11.4%
Elder Care Business	130.4	126.9	3.5	2.8%	267.0	240.5	26.5	11.0%
Total Company	$385.8	$364.2	21.6	5.9%	$772.9	$694.6	$78.3	11.3%

The comparability of net sales period over period is impacted by the number of selling days in each period. The three months ended September 30, 2005 and October 1, 2004 consisted of 63 and 65 selling days, respectively. The six months ended September 30, 2005 and October 1, 2004 consisted of 127 selling days. The following table summarizes same day sales results period over period:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 30, 2005	October 1, 2004	Percent Change	September 30, 2005	October 1, 2004	Percent Change

Physician Business	$4.0	$3.6	11.0%	$4.0	$3.6	11.4%
Elder Care Business	2.1	2.0	6.0%	2.1	1.9	11.0%
Total Company	$6.1	$5.6	9.3%	$6.1	$5.5	11.3%

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do revenue growth programs that were launched in June 2003 to increase the sale of consumable products, pharmaceutical products, and equipment, respectively. The following table summarizes the increase or decrease in net sales by type period over period.

	For the Three Months Ended			For the Six Months Ended
	September 30, 2005	October 1, 2004	Growth Rate	September 30, 2005	October 1, 2004	Growth Rate
Consumable products:
Branded products	$140.0	$132.2	5.9%	$280.1	$255.8	9.5%
Private label products	23.3	21.2	10.0%	46.4	40.4	14.9%
Pharmaceutical products	46.5	40.6	14.5%	92.4	75.6	22.2%
Equipment	37.0	34.5	7.3%	69.5	64.3	8.0%
Immunoassay sales	7.5	8.0	(5.8)%	15.6	16.4	(4.5)%
Other	1.1	0.8	28.9%	2.0	1.6	22.3%
Total	$255.4	$237.3	7.6%	$506.0	$454.1	11.4%

The following table compares the product sales mix period over period:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Consumable products and immunoassay sales	67.1%	68.2%	67.9%	69.1%
Pharmaceutical products	18.3%	17.2%	18.3%	16.7%
Equipment	14.6%	14.6%	13.8%	14.2%
Total	100.0%	100.0%	100.0%	100.0%

Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program.

Elder Care Business

The Elder Care Business continues to implement strategies to diversify its revenue sources and customers through expansion into the home care market and other non-facilities based care and equipment providers. The increase in net sales reflects the execution of these business strategies and industry trends. Net sales were also impacted by the continued implementation of the following innovative Elder Care customer specific solution programs: ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), ANSWERS Home Medical Equipment (“ANSWERS HME”), ANSWERS Plus, Partners in Efficiency (“P.I.E.”), Fast Accurate Supply Technology (“F.A.S.T”), and AccuSCAN. The following table summarizes the increase or decrease in net sales by type period over period.

	For the Three Months Ended			For the Six Months Ended
	September 30, 2005	October 1, 2004	Growth Rate	September 30, 2005	October 1, 2004	Growth Rate
Nursing home and assisted living facilities:
National accounts	$28.8	$33.4	(13.8)%	$61.9	$63.0	(1.8)%
Regional accounts	27.6	28.5	(3.0)%	56.5	53.4	6.0%
Independent accounts	37.6	34.4	9.1%	76.7	66.3	15.7%
Subtotal	94.0	96.3	(2.4)%	195.1	182.7	6.8%
Home care	32.8	27.3	20.3%	64.2	51.9	23.7%
Billing services	2.3	2.1	9.6%	5.2	3.7	38.0%
Other	1.3	1.2	6.8%	2.5	2.2	13.2%
Total	$130.4	$126.9	2.8%	$267.0	$240.5	11.0%

The growth in net sales to regional and independent skilled nursing home facilities primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, and the introduction of new product lines. The growth in net sales to providers of home care services is a result of the Company’s continuing focus to diversify its revenue sources and customers.

The decline in net sales to national accounts is primarily a result of the discontinuation of a large national chain customer’s medical supply contractual relationship, effective June 23, 2005, offset by increased penetration in existing customer facilities. Net sales during the three and six months ended September 30, 2005 decreased approximately $6.5 million and $7.2 million, respectively, as a result of the loss of this national chain customer during fiscal year 2006. The trailing twelve months of net sales to this customer was approximately $27.0 million. Nursing home divestitures may continue to impact net sales during fiscal year 2006 as large, national chain customers may continue to divest facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. Furthermore, ownership changes of national chain customers may impact net sales in future periods where the acquirer t of an existing customer may not have a previous relationship with the Company.

The following table compares the customer segment sales mix quarter over quarter:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Nursing home and assisted living facilities:
National accounts	22.9%	27.1%	24.0%	27.0%
Regional accounts	22.0%	23.2%	22.0%	22.9%
Independent accounts	29.7%	28.0%	29.7%	28.3%
Subtotal	74.6%	78.3%	75.7%	78.2%
Home care	25.4%	21.7%	24.3%	21.8%
Total	100.0%	100.0%	100.0%	100.0%

The customer segment sales mix has been impacted by strategic initiatives that are being implemented to increase sales to independent and regional accounts while increasing the account penetration and sales in the home care market, a strategy to mitigate the impact of large, national chain customer divestitures. Net sales period over period were also positively impacted by a business combination consummated during fiscal year 2005. As a result of this business combination, approximately $10.5 million and $21.4 million of additional net sales were recognized during the three and six months ended September 30, 2005 compared to the three and six months ended October 1, 2004.

GROSS PROFIT

	For the Three Months Ended					For the Six Months Ended
	September 30, 2005		October 1, 2004			September 30, 2005		October 1, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Total Company	$112.3	29.1%	$105.3	28.9%	$7.0	$222.8	28.8%	$201.1	29.0%	$21.7

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales decreased approximately 15 basis points and 62 basis points during the three and six months ended September 30, 2005, respectively, compared to the same period in the prior year. This change is primarily a result of a change in sales mix offset by an increase in vendor incentives earned of approximately $0.5 million and $1.5 million during the three and six months ended September 30, 2005, respectively. Gross margin on pharmaceutical product and diagnostic equipment sales is typically lower than the gross margin on consumable products. Gross profit as a percentage of net sales may decrease in future periods due to an expected increased sales volume of pharmaceutical products and diagnostic equipment. However, the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased approximately 60 basis points and 75 basis points during the three and six months ended September 30, 2005, respectively, compared to the same period in the prior year. This change is primarily due to replacing lower margin sales to larger accounts with higher margin sales to smaller accounts. In addition, ancillary billing service revenues have increased which typically generate higher gross profit margins. Furthermore, vendor incentives increased approximately $0.8 million and $1.9 million during the three and six months ended September 30, 2005, respectively, as a result of the revenue growth and changes in contract terms with vendors. Gross profit as a percentage of net sales may continue to increase in future periods as a result of net sales growth in ancillary billing services. In addition, the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	September 30, 2005		October 1, 2004			September 30, 2005		October 1, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business(a)	$38.1	14.9%	$37.2	15.7%	$0.9	$77.0	15.2%	$72.9	16.0%	$4.1
Elder Care Business(a)	25.9	19.9%	22.8	18.0%	3.1	53.9	20.2%	43.5	18.1%	10.4
Corporate Shared Services(b)	5.3	1.4%	4.3	1.2%	1.0	8.7	1.1%	8.8	1.3%	(0.1)
Total Company(b)	$69.3	18.0%	$64.3	17.1%	$5.0	$139.6	18.1%	$125.2	18.0%	$14.4

(a)    General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.

(b)    General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

General and administrative expenses are primarily impacted by cost to deliver, which represents all costs associated with the transportation and delivery of products to customers. The following table summarizes cost to deliver as a percentage of net sales period over period.

	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004

Physician Business	3.0%	2.9%	3.0%	3.0%
Elder Care Business	4.7%	4.3%	4.6%	4.2%

Physician Business

General and administrative expenses as a percentage of net sales decreased 80 basis points during the three and six months ended September 30, 2005 compared to the same period in the prior year. This percentage decrease is attributable to (i) leveraging the net sales growth across various fixed costs, (ii) management focusing on identifying ways to reduce its cost to deliver, and (iii) optimizing routes and shipments between distribution centers as well as leveraging net sales growth across transportation and delivery costs. This percentage decrease was offset by an increase in cost to deliver as a result of an increase in fuel costs related to the Company’s fleet of leased delivery vehicles and fuel surcharges from third parties. Management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deli ver during the remainder of fiscal year 2006. Changes in the other components of general and administrative expenses remained relatively constant period over period. However, there was an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services).

Elder Care Business

General and administrative expenses as a percentage of net sales increased 190 basis points and 210 basis points during the three and six months ended September 30, 2005, respectively, compared to the same period in the prior year. This percentage increase is attributable to significant increases in fuel costs related to the Company’s fleet of leased delivery vehicles and fuel surcharges from third parties. Management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver during the remainder of fiscal year 2006.

Changes in other general and administrative expenses remained relatively constant during the three months ended September 30, 2005 compared to the same period in the prior year. However, there was an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services).

Changes in other general and administrative expenses during the six months ended September 30, 2005 compared to the six months ended October 1, 2004 increased primarily due to the acquisition consumated during fiscal year 2005 including, (i) increased bad debt expense of approximately $1.0 million, (ii) increased salary, incentive compensation, and payroll tax expenses of approximately $1.1 million due to additional employees and general wage increases, (iii) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services), and (iv) an increase in amortization of intangible assets of approximately $0.5 million as a result of the acquisition consummated during the third quarter of fiscal year 2005.

Corporate Shared Services

General and administrative expenses during the three months ended September 30, 2005 compared to the three months ended October 1, 2004 increased primarily due to (i) an increase in medical insurance costs of approximately $1.1 million, (ii) an increase of approximately $0.8 million to the reserve for the settlement of an outstanding litigation matter, and (iii) an increase in salary expenses and incentive compensation of approximately $0.7 million due to additional employees and general wage increases, offset by (iv) an increase in corporate overhead to support the divisional net sales growth and other strategic initiatives. Such strategic initiatives include: global product sourcing, expansion of the corporate headquarters facility, increased training of employees, continued enhancement and implementation of various modules of the JD Edwards XE®, and various information technology related projects.

General and administrative expenses during the six months ended September 30, 2005 compared to the six months ended October 1, 2004 decreased slightly primarily due to (i) an increase in corporate overhead allocations to support the divisional net sales growth and other strategic initiatives discussed above and (ii) the reversal of the allowance for doubtful accounts of approximately $3.2 million related to an outstanding note receivable from the former chairman and chief executive officer of the Company, offset by (iii) an increase of approximately $2.4 million to the reserve for the settlement of an outstanding litigation matter, (iv) an increase in salary expenses and incentive compensation of approximately $2.0 million due to additional employees and general wage increases, and (v) an increase in medical insurance costs of approximately $1.8 million. Excluding the effect of the reversal of the allowance for doubtful accounts, general and administrative expenses as a percentage of consolidated net sales remained relatively constant period over period.

SELLING EXPENSES

	For the Three Months Ended					For the Six Months Ended
	September 30, 2005		October 1, 2004			September 30, 2005		October 1, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$21.4	8.4%	$20.2	8.5%	$1.2	$42.3	8.4%	$39.5	8.7%	$2.8
Elder Care Business	4.8	3.7%	4.4	3.4%	0.4	9.7	3.6%	8.6	3.6%	1.1
Total Company	$26.2	6.8%	$24.6	6.8%	$1.6	$52.0	6.7%	$48.1	6.9%	$3.9

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased each period, which is primarily attributable to leveraging the net sales growth across certain fixed selling expenses. A portion of the decrease is also attributable to the change in the sales mix. Pharmaceutical product sales as a percentage of total sales increased each period. Commission rates on pharmaceutical product sales are generally lower as these sales generate lower gross profit margins.

Elder Care Business

Selling expenses as a percentage of net sales increased during the three months ended September 30, 2005 compared to the same period in the prior year primarily due to the loss of a national chain customer whose commission rates were typically lower than regional and independent customers. Selling expenses as a percentage of net sales increased during the six months ended September 30, 2005 compared to the same period in the prior year were relatively consistent period over period.

INCOME FROM OPERATIONS

	For the Three Months Ended					For the Six Months Ended
	September 30, 2005		October 1, 2004			September 30, 2005		October 1, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$17.6	6.9%	$14.6	6.1%	$3.0	$31.8	6.3%	$26.1	5.8%	$5.7
Elder Care Business	4.2	3.3%	6.1	4.8%	(1.9)	7.9	3.0%	10.5	4.3%	(2.6)
Corporate Shared Services	(5.0)	--	(4.3)	--	(0.7)	(8.5)	--	(8.8)	--	0.3
Total Company	$16.8	4.4%	$16.4	4.5%	$0.4	$31.2	4.0%	$27.8	4.0%	$ 3.4

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

The Company’s debt structure during the three and six months ended September 30, 2005 and October 1, 2004 consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit agreement. The following table summarizes the interest rates applicable to the borrowings outstanding under the revolving line of credit agreement.

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 30, 2005	October 1, 2004	Increase (Decrease)	Percent Change	September 30, 2005	October 1, 2004	Increase (Decrease)	Percent Change

Total interest expense .	$1.4	$1.8	($ 0.4)	(25.3)%	$2.9	$3.8	($ 0.9)	(23	.7)%
Capitalized interest	$0.2	--	$0.2	100.0%	$0.3	--	$0.3	100.0%
Weighted average
interest rate(a)	3.40%	3.26%	--	--	3.84%	3.82%	--	--
Average daily borrowings	$25.3	$27.9	($ 2.6)	(9.4)%	$26.1	$32.3	($ 6.2)	(19	.2)%

(a)	Interest rate excludes debt issuance costs and unused line fees.

The overall decrease in interest expense each period is primarily related to an overall decrease in outstanding borrowings and a reduction in the credit spread on variable rate borrowings under the revolving line of credit agreement.

OTHER INCOME

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 30, 2005	October 1, 2004	Increase	Percent Change	September 30, 2005	October 1, 2004	Increase	Percent Change

Total Company	$1.8	$0.3	$1.5	594.4%	$2.2	$0.6	$1.6	270.9%

Other income during the three and six months ended September 30, 2005 includes $1.4 million of one-time distributions resulting from the Company’s membership interest in the liquidation of a mutual holding company.

PROVISION FOR INCOME TAXES

	For the Three Months Ended					For the Six Months Ended
	September 30, 2005		October 1, 2004			September 30, 2005		October 1, 2004
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$6.5	37.7%	$6.1	41.2%	$0.4	$11.8	38.4%	$10.1	40.8%	$1.7

The increase in the provision for income taxes and the decrease in the effective rate are primarily attributable to an increase in the projected annual income from continuing operations before provision for income taxes.

During the three months ended December 31, 2004, the Company reached a settlement with the Appeals Office of the IRS regarding its audit findings for the fiscal years ended March 31, 2000 and March 30, 2001 and the refund claim. This settlement, which was subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes of approximately $5.6 million. In October 2005, the Company received written notification that the Joint Committee has found no exception to the settlement agreement reached with the Appeals Office of the Internal Revenue Service. As a result, the results of operations of the Company during fiscal year 2006 are not expected to be materially impacted.

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

NET INCOME

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 30, 2005	October 1, 2004	Increase	Percent Change	September 30, 2005	October 1, 2004	Increase	Percent Change

Total Company	$10.8	$8.8	$2.0	22.9%	$18.9	$13.0	$5.9	45.7%

Net income for the six months ended October 1, 2004 included a charge of $1.7 million, net of the benefit for income taxes, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

(dollars in thousands)	For the Three Months Ended		For the Six Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Cash Flow Information:
Net cash provided by operating activities	$22,479	$12,166	$35,625	$25,578
Net cash used in investing activities	(34,653)	(13,559)	(44,213)	(20,748)
Net cash provided by (used in) financing activities	5,804	(16,128)	8,166	(18,167)
Net decrease in cash and cash equivalents	$(6,370)	$(17,521)	$(422)	$(13,337)

(dollars in thousands)	As of
	September 30, 2005	April 1, 2005
Capital Structure:
Debt	$178,899	$175,000
Cash and cash equivalents	(17,466)	(17,888)
Net debt	161,433	157,112
Shareholders’ equity	304,945	276,818
Total capital	$466,378	$433,930

Operational Working Capital:
Accounts receivable	$213,585	$217,350
Inventories	136,450	134,110
Accounts payable	(118,953)	(109,649)
	$231,082	$241,811

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during the six months ended September 30, 2005 was impacted by an increase in overall operating profit as well as a reduction in operational working capital of approximately $8.5 million. Net cash provided by operating activities during the six months ended October 1, 2004 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs of approximately $11.1 million to support net sales growth.

Cash flows from operating activities during the six months ended September 30, 2005 and October 1, 2004 reflect the Company’s utilization of $11.8 million (tax-effected) and $10.1 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of September 30, 2005, the Company has $7.7 million (tax-effected) of NOL carryforwards remaining and expects to utilize the remaining Federal NOL carryforward, as well as a portion of the remaining state NOL carryforwards, during fiscal year 2006. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes. During the six months ended September 30, 2005 and October 1, 2004, the Company paid cash taxes, net of refunds, of approximately $5.0 million and $0.6 million, respectively, which primarily related to Federal and state estimated tax payments.

Cash Flows From Investing Activities

Net cash used in investing activities was primarily impacted by the following.

•

Payments for business combinations, net of cash acquired, were $34.8 million and $1.8 million during the six months ended September 30, 2005 and October 1, 2004, respectively. During the six months ended September 30, 2005, the Physician Business acquired SAS. The aggregate purchase price was approximately $33.8 million (net of cash acquired of approximately $0.2 million) of which approximately $30.9 million was paid at closing. During fiscal year 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price was approximately $26.9 million (net of cash acquired of approximately $0.4 million) of which approximately $22.7 million was paid during fiscal year 2005. The remaining purchase price of $4.1 million, which primarily related to meeting minimum revenue thresholds, was paid during the six months ended September 30, 2005. During fiscal year 2004, the Company completed three acquisitions with a total aggregate purchase price, net of cash acquired, of approximately $21.8 million, of which $19.3 million was paid in cash during fiscal year 2004. Approximately $1.7 million of purchase price, which related to an earn-out provision included in the purchase agreement, was paid during the six months ended October 1, 2004 and the remaining purchase price of $0.8 million is expected to be paid during fiscal year 2006.

•

Capital expenditures totaled $9.2 million and $10.7 million during the six months ended September 30, 2005 and October 1, 2004, respectively, which primarily related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration.

•	Transaction and settlement costs related to the sale of the Imaging Business of approximately $4.9 million, was paid during the six months ended October 1, 2004.

Capital Resources and Outlook

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the $200 million revolving line of credit, which may be increased to $250 million at the Company’s discretion. These instruments furnish the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, uses the Company’s working capital as collateral to support necessary liquidity. Over the long-term, the Company’s priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

At September 30, 2005, the Company had outstanding borrowings of $25.2 million and outstanding letter of credit of $0.2 million. After reducing the availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $172.4 million (excluding the additional increase of $50 million) under the revolving line of credit.

The Credit Agreement, originally dated May 20, 2003, was amended on July 1, 2005. This amendment (i) extended the term of the agreement to June 30, 2010, (ii) created a feature to expand and increase the maximum borrowings to $250 million at the discretion of the Company, (iii) increased the advance rates for accounts receivable and inventory, (iv) eased the covenant restrictions described above when excess availability is greater than $50 million, (v) implemented a fixed charge coverage ratio covenant when availability is less than $40 million, (vi) set the determination of applicable margin level for Base Rate loans and LIBOR loans to Availability rather than a funded debt to earnings before interest, taxes, depreciation and amortization ratio, (vii) reduced the unused line fee from 0.375% to 0.25%, and (viii) increased the letter of credit sub-facility from $15 million to $20 million.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of September 30, 2005, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the three months ended June 30, 2004, the Company repurchased approximately 0.3 million shares of common stock under this program at an average price of $10.74 per common share. During the three months ended October 1, 2004, the Company repurchased approximately 0.7 million shares of common stock under this program at an average price of $9.59 per common share. At September 30, 2005, approximately 2.2 million shares were available to repurchase under this program.

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

	Fiscal Years
	2006 (remaining 6 months)	2007	2008	2009	2010	Thereafter	Total

Revolving line of credit(a)	$ 891	$1,850	$1,850	$1,850	$1,850	$27,463	$35,754
2.25% convertible senior notes	1,688	3,375	3,375	3,375	3,375	197,250	212,438
Letters of credit outstanding(b)	637	--	--	--	--	--	637
Operating lease obligations(c)	10,637	18,312	14,291	10,420	7,858	13,531	75,049
Capital lease obligations(d)	374	628	598	334	--	--	1,934
Noncompetition agreements	331	36	30	28	28	56	509
Purchase commitments(e)	--	55	--	--	--	--	55
Outstanding purchase price(f)	--	1,553	1,579	--	--	--	3,132
Total	$14,558	$25,809	$21,723	$16,007	$13,111	$238,300	$329,508

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
(c)

Amounts represent contractual obligations for operating leases of the Company as of September 30, 2005. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	Amounts include interest expense.
(e)

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of September 30, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

(f)

Amounts represent additional consideration, including interest, to be paid to the sellers of SAS, net of any amounts payable to the Company in respect of indemnity claims that arise under the purchase agreement, at the earlier of the end of the indemnity period of 18 months or when all indemnity claims are resolved.

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

RISK FACTORS

Factors that may affect future results include those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following reflects material changes to such disclosures during the six months ended September 30, 2005.

The distribution of controlled pharmaceutical products by the Physician Business is subject to review by Federal agencies.

On September 30, 2005, the Physician Business acquired SAS, a distributor controlled and non-controlled pharmaceuticals as well as medical supplies to office-based physicians and surgery centers in all 50 states. As a result, the Company must comply with the federal Drug Enforcement Administration (DEA) regulations when purchasing, handling or selling Schedule II, III, IV and V Drugs and List I Chemicals including ephedrine and Pseudoephedrine. The DEA conducts regular routine inspections of facilities holding DEA permits. Failure to comply with the regulations governing Scheduled Drugs and Listed Chemicals could subject the Company to adverse actions by its customers and suppliers and could subject the Company to substantial fines or penalties and other sanctions, including prohibiting the Company from purchasing, handling, and distributing such products. An adverse determination regarding the Company’s compliance with the DEA regulations relating to physical security, record-keeping and required reporting requirement, brought by either the government or a private individual, could have a material effect on the Company’s financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 1, 2005 filed on June 15, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company‘s current disclosure controls and procedures were effective at September 30, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations reference a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. The parties all served motions for summary judgment and motions in limine to strike the opposing experts on May 11, 2005. Additional motions in limine to strike the defendants’ rebuttal experts were served on July 6, 2005. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of $16.5 million, of which approximately $13.2 million will be recovered through existing insurance policies. A $3.4 million pre-tax reserve to cover the uninsured losses relating to this matter is accrued in the accompanying balance sheet as of September 30, 2005. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005, at which time the Court entered an Order Preliminarily Approving Settlement and Directing Notice to the Class. The final fairness hearing has been set for December 20, 2005.

See Note 10, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on April 1, 2005 filed on June 15, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any stock during the three months ended September 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

In accordance with the Company’s notice and proxy statement dated July 8, 2004, the Company held its Annual Meeting of Stockholders on August 26, 2005. Holders of 60,859,101 shares of the Company’s common stock were present in person or by proxy representing approximately 93% of the Company’s 65,262,153 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b)

The following directors were elected to serve a three-year term of office until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 60,859,101 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

	Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes

Charles E. Adair	58,868,161	1,990,940	--	--
A. R. Carpenter	60,601,432	257,669	--	--
Stephen H. Rogers	60,361,905	497,196	--	--

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement
10.2	Employment Agreement, dated as of August 16, 2005, by and between the Company and Gary A. Corless.
21	List of Subsidiaries of PSS World Medical, Inc.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 9, 2005.

PSS WORLD MEDICAL, INC.
By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)