Form 10-Q
period 2005-12-30
PSS WORLD MEDICAL INC
filed 2006-02-08
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 6, 2006 was 66,546,775 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 30, 2005

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	the Company’s intent to elect to settle the principal amount of its convertible senior notes in cash;
•

Southern Anesthesia & Surgical, Inc.’s expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ sales force, accelerates the penetration into the pharmaceutical market segment, improves the service offering to the physician customers, and may increase the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market;

•

management’s belief that the ultimate outcome of the various legal and administrative proceedings and claims that have arisen in the normal course of business will not have a material adverse effect on the Company’s business, financial condition or results of operations;

•

management’s expectation that the results of the Internal Revenue Service audit of the Federal income tax returns for fiscal years 2002 and 2003 will not have a material impact on the Company’s financial condition or results of operations;

•	management believes that the global sourcing initiative will increase income from operations, beginning in fiscal year 2007;
•

management’s anticipation that rising fuel costs may negatively impact both the Physician Business’ and the Elder Care Business’ gross margins, cost to deliver, or expected improvements in cost to deliver during the remainder of fiscal year 2006 and in future periods;

•

management’s belief that nursing home divestitures within the Elder Care Business may continue to impact net sales in fiscal year 2006 and future periods as large, national chain customers may continue to divest facilities including those located in states with high malpractice claims, insurance costs, and litigation exposure;

•

management’s belief that ownership changes of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company;

•

management’s expectation that gross profit as a percentage of net sales may decrease in future periods due to expected increased sales of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins;

•	management’s belief that the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products;
•	management’s expectation that gross profit as a percentage of net sales may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;
•	management’s belief that the expiration of the $25 million variable-to-fixed interest rate swap on March 28, 2006 will not have a material impact on interest expense in future periods;

•

management’s belief that the Company’s results of operations during fiscal year 2006 are not expected to be materially impacted as a result of receiving written notification that the Congressional Joint Committee on Taxation has found no exception to the settlement agreement reached with the Appeals Office of the Internal Revenue Service;

•	management’s expectation that the remaining Federal net operating loss generated as a result of the sale of the Imaging Business will be applied against regular taxable income during fiscal year 2006;
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

•	management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company’s future results could be adversely affected by a variety of factors, including:

•	the Company’s dependence on sophisticated data processing systems may impact business operations if they fail to operate properly or not as anticipated;
•	the Elder Care Business’ implementation of the JD Edwards distribution and customer service modules may temporarily disrupt its operations;
•	the Company’s net sales and operating results may fluctuate quarterly;
•	operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes;
•	increasing competitive pricing pressures on its sales to large nursing home chains and consolidating provider groups;
•	pricing and customer credit-quality pressures due to reduced spending budgets by healthcare providers;
•

government legislation or changes in government regulations that reduce Medicare and Medicaid reimbursement rates that may have an adverse impact on the Company’s customers and potential customers in the elder care industry or the Company’s ancillary billing services company;

•	the Elder Care Business’ dependence on a limited number of large customers;
•	the Elder Care Business’ ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of a large customer;
•	the viability of the Company’s customers may be threatened by increasing costs of malpractice claims and liability insurance;

•	the Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers;
•	continued consolidation within the healthcare industry may lead to increased competition;
•	the expansion of the multi-tiered pricing structure may place the Company at a competitive disadvantage;
•	the Company’s dependence on the availability of lower cost, multi-tiered pricing of products;
•	the Company’s dependence on its ability to maintain good relations with vendors;
•	the loss of any significant distributorship agreements or the renegotiation of terms and conditions of existing agreements;
•	the Company’s ability to hire and retain qualified sales representatives to continue its sales growth;
•	the Company’s ability to retain the services of senior management;
•	the Company’s failure to execute its business plan and strategies for growth;
•	the Company’s operations and prospects in Asia, which are subject to significant political, economic and legal uncertainties;
•	the potential impact of foreign currency revaluation;
•	the operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations;
•	cost of goods sold may increase due to fuel surcharges from third parties;
•	the impact on customer relationships and related revenues as a result of implementing fuel surcharges to customers, effective October 1, 2005;
•	the significant investment in inventory may be exposed to risk of product obsolescence or market valuation;
•	business acquisitions may decrease existing shareholders’ percentage ownership in the Company and/or require the Company to incur additional debt;
•	various issues regarding integrating acquired companies into the business;
•	the Company’s level of indebtedness, which may limit its ability to obtain financing in the future and may limit flexibility to react to market conditions;
•	volatility in the price of the Company’s common stock and the trading value of the convertible senior notes;
•	tax legislative initiatives and potential interest and penalty exposure related to existing and future Internal Revenue Service audits;
•	litigation and liability exposure for existing and potential claims;

•	litigation risk exposure to product liability and other claims, and the enforceability of indemnification provisions for globally-sourced product;
•	proprietary rights may infringe on the rights of third parties;
•	environmental liability claims;
•	failure to maintain an effective system of internal controls may impact the Company’s ability to accurately report its financial results;
•	the Articles of Incorporation, Bylaws and Rights Agreement, and Florida law may inhibit a takeover of the Company;
•	the Company’s business, marketing activities, and pricing are subject to review by Federal or state agencies;
•

failure to comply with Federal and state regulations pertaining to physical security, record-keeping, and required reporting related to the purchase, sale, and distribution of controlled and legend drugs;

•	the costs of complying with existing Federal and State Pedigree legislation and/or anticipated state Pedigree legislation regarding the purchase, sale, and shipment of pharmaceutical products;
•	failure to comply with Federal and state regulations pertaining to filing claims for health care reimbursement or changes in the interpretation of those requirements;
•	willful circumvention of Federal and state regulations pertaining to filing claims for health care reimbursement by Company employees;
•	failure to comply with the United States Foreign Corrupt Practices Act and other laws;
•

the adoption of new accounting pronouncements or Securities and Exchange Commission rules and regulations, including the proposed amendment to Statement of Financial Accounting Standards No. 128, Earnings Per Share;

•	the ongoing costs of complying with the provisions of Section 404 of the Sarbanes-Oxley Act;
•	the Company’s inability to obtain certain medical supplies and pharmaceuticals, including influenza vaccines due to vendor supply disruptions;
•	the potential negative impact on customer relationships and related revenues as a result of partial or non-delivery of supply of the influenza vaccines, due to shortages;
•	the inability to sell the influenza vaccines that the Company committed to purchase for the 2006/2007 influenza season at profitable margins due to market price uncertainty; and
•	the potential for a change in a state’s legal system that would impact the enforceability of the non-solicitation covenants included in certain employee agreements.

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2005 AND APRIL 1, 2005

(Dollars in Thousands, Except Share and Per Share Data)

ASSETS

	December 30, 2005	April 1, 2005
	(Unaudited)

Current Assets:
Cash and cash equivalents	$ 26,651	$ 17,888
Accounts receivable, net of allowance for doubtful accounts of $11,332 and $9,605 as of December 30, 2005 and April 1, 2005, respectively	207,659	217,350
Inventories	167,407	134,110
Deferred tax assets, net	14,298	29,014
Prepaid expenses and other	27,937	19,451
Total current assets	443,952	417,813

Property and equipment, net of accumulated depreciation of $52,526 and $43,398 as of December 30, 2005 and April 1, 2005, respectively	86,475	81,105
Other Assets:
Goodwill	105,452	85,617
Intangibles, net	35,395	21,858
Deferred tax assets, net	1,322	811
Other	52,343	39,154
Total assets	$724,939	$646,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$141,622	$109,649
Accrued expenses	30,413	44,880
Revolving line of credit and current portion of long-term debt	25,788	25,000
Other	11,837	9,701
Total current liabilities	209,660	189,230

Long-term debt, excluding current portion	150,981	150,000
Other noncurrent liabilities	43,509	30,310
Total liabilities	404,150	369,540
Commitments and contingencies (Notes 2, 4, 7, 8, and 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value; 150,000,000 shares authorized, 66,309,463 and 64,961,682 shares issued and outstanding at December 30, 2005 and April 1, 2005, respectively	663	649
Additional paid-in capital	306,250	292,208
Accumulated earnings (deficit)	16,786	(14,559)
Unearned compensation	(2,999)	(1,711)
Accumulated other comprehensive income	89	231
Total shareholders’ equity	320,789	276,818
Total liabilities and shareholders’ equity	$724,939	$646,358

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Net sales	$423,781	$377,842	$1,196,729	$1,072,469
Cost of goods sold	303,707	268,675	853,874	762,205
Gross profit	120,074	109,167	342,855	310,264
General and administrative expenses	72,053	68,827	211,670	194,074
Selling expenses	27,469	25,082	79,459	73,161
Income from operations	20,552	15,258	51,726	43,029
Other (expense) income:
Interest expense	(1,561)	(1,737)	(4,428)	(5,496)
Interest and investment income	75	12	285	212
Other income, net	435	378	2,642	973
	(1,051)	(1,347)	(1,501)	(4,311)
Income from continuing operations before provision for income taxes	19,501	13,911	50,225	38,718
Provision (benefit) for income taxes	7,080	(525)	18,880	9,586
Income from continuing operations	12,421	14,436	31,345	29,132
Income (loss) on disposal of discontinued operations (net of benefit for income taxes of $806 and $1,849, respectively)	--	1,295	--	(412)
Net income	$ 12,421	$ 15,731	$ 31,345	$ 28,720

Earnings per share - Basic:
Income from continuing operations	$0.19	$0.22	$0.48	$ 0.45
Income (loss) on disposal of discontinued operations	--	0.02	--	(0.01)
Net income	$0.19	$0.24	$0.48	$ 0.44
Earnings per share – Diluted:
Income from continuing operations	$0.19	$0.22	$0.47	$ 0.44
Income on disposal of discontinued operations	--	0.02	--	--
Net income	$0.19	$0.24	$0.47	$0.44

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

(Dollars in Thousands)

	Nine Months Ended
	December 30, 2005	December 31, 2004
Cash Flows From Operating Activities:
Net income	$31,345	$28,720
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	--	412
Provision for deferred income taxes	18,880	15,259
Depreciation	10,458	10,636
Provision for doubtful accounts	5,059	4,626
Amortization of intangible assets	4,427	3,049
Amortization of debt issuance costs	1,115	1,520
Noncash compensation expense	1,183	425
Provision for deferred compensation	847	687
Loss on sales of property and equipment	261	144
Reversal of provision for note receivables	(3,233)	--
Other	(2,463)	--
Changes in operating assets and liabilities:
Accounts receivable	6,122	(17,563)
Inventories	(29,330)	(44,287)
Prepaid expenses and other current assets	(4,426)	(5,368)
Other assets	(13,444)	(7,762)
Accounts payable	28,069	30,551
Accrued expenses and other liabilities	(3,373)	1,232
Net cash provided by operating activities	51,497	22,281
Cash Flows From Investing Activities:
Payments for business combination, net of cash acquired	(38,125)	(22,226)
Capital expenditures	(12,437)	(17,663)
Payments on nonsolicitation agreements	(2,561)	(6,117)
Payments of signing bonuses	(172)	--
Payments on noncompetition agreements	(33)	(591)
Proceeds from sales of property and equipment	33	21
Payment of transaction and settlement costs for sale of Imaging Business	--	(4,854)
Other	1,953	--
Net cash used in investing activities	(51,342)	(51,430)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	8,931	3,796
Net proceeds (payments) under the revolving line of credit	246	(10,000)
Proceeds from note receivable	279	--
Payment of debt issuance costs	(520)	--
Payments under capital lease obligations	(205)	--
Purchase of treasury shares	--	(9,918)
Other	(123)	--
Net cash provided by (used in) financing activities	8,608	(16,122)
Net increase (decrease) in cash and cash equivalents	8,763	(45,271)
Cash and cash equivalents, beginning of period	17,888	58,928
Cash and cash equivalents, end of period	$26,651	$13,657

The accompanying notes are an integral part of these consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.	BACKGROUND AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2006 and 2005 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows on the Friday closest to month-end for those quarters in which physical inventories are taken and on the calendar month-end for those quarters in which physical inventories are not taken. During fiscal year 2006, physical inventories will be conducted on a quarterly basis. The three months ended December 30, 2005 and December 31, 2004 consisted of 62 and 61 selling days, respectively. The nine months ended December 30, 2005 and December 31, 2004 consisted of 189 and 188 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the nine months ended December 31, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. At December 30, 2005, approximately 2.2 million shares were available to repurchase under this program.

Statements of Cash Flows

The Company’s supplemental disclosures for the nine months ended December 30, 2005 and December 31, 2004 were as follows:

	Nine Months Ended
	December 30, 2005	December 31, 2004

Cash paid for:
Interest	$2,827	$3,140
Income taxes, net	5,272	1,370

Noncash Activities:
Operating Activities-
Tax benefits related to stock option plans	$2,908	$1,620
Investing Activities-
Business combinations:
Fair value of assets acquired	(8,847)	(12,895)
Liabilities assumed	6,561	7,946
Capital lease assets	1,672	--
Financing Activities-
Capital lease obligations	1,672	--

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

However, the diluted earnings per share calculation may be further impacted if the proposed Statement of Financial Accounting Standards (“SFAS”), Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) is adopted. SFAS 128(R), which may be effective for financial statements for periods ending after June 15, 2006, would eliminate the provisions of SFAS No. 128, Earnings Per Share that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to rely upon a stated policy to settle the principal amount of the Company’s convertible senior notes in cash. If SFAS 128(R) becomes effective, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the add-back of interest expense on the convertible senior notes. The Company may elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made, a range of approximately 0 to 1.5 million shares (at a stock price of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

2.	PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions (“SFAS 141”); accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available and independent valuations. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

Elder Care Business (Fiscal Year 2006)

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. As part of the Elder Care Business, CSSI will continue to focus on growth of its medical billing services programs within California and will be integrated into the existing Medicare Part B billing operations based in Tennessee.

The maximum aggregate purchase price, subject to certain adjustments, was approximately $5,002, of which approximately $3,193 was paid during the three months ended December 30, 2005 and approximately $129 will be paid during the three months ended March 31, 2006. Additional purchase price of approximately $1,300, which has not been accrued in the accompanying balance sheet, may be paid to the sellers if certain minimum net revenue thresholds (earnout payments) are met in the twelve-month periods ending on the first, second, and third anniversaries of the closing date. Approximately $380 of the remaining purchase price, which has been accrued in the accompanying balance sheet, will be paid by the Company, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement, by December 31, 2006 after certain events take place.

Goodwill of $1,496 was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Based on the preliminary purchase price allocation, acquired intangible assets were approximately $2,111, of which $971, $640, and $500 was assigned to customer relationships, noncompetition agreements, and signing bonuses, respectively. These acquired intangible assets had a weighted-average useful life of approximately 5.5 years as of the date of acquisition.

Physician Business (Fiscal Year 2006)

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code. SAS distributes controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers in all 50 states. SAS’ expertise in the distribution of controlled pharmaceutical products may increase the Physician Business’ overall competency and effectiveness in serving the physician market.

The maximum aggregate purchase price, subject to certain adjustments, was approximately $34,000, of which approximately $31,000 was paid in cash at closing. The remaining $3,000, which has been has been accrued for in the accompanying balance sheet, will be paid by the Company, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement, at the earlier of the end of the indemnity period of 18 months or when all indemnity claims are resolved. The purchase price was adjusted based on the actual working capital at closing compared to the target working capital defined in the purchase agreement. As a result, a receivable due from the sellers of approximately $1,739 has been recorded in the accompanying balance sheet. In addition, additional purchase price may be paid to the sellers in amounts equal to 40% of the net profit realized from certain sales of products (earnout payments) in the three, twelve-month periods ending on the first, second, and third anniversaries of the closing date.

Goodwill of $17,519 was assigned to the Physician Business and is expected to be deductible for tax purposes. Based on the preliminary purchase price allocation, acquired intangible assets were approximately $13,076, of which $6,200, $1,046, $300, and $130 was assigned to customer relationships, nonsolicitation agreements, noncompetition agreements, and other intangibles, respectively. These acquired intangible assets had a weighted-average useful life of approximately 10.8 years as of the date of acquisition. The remaining $5,400 of acquired intangible assets was assigned to the SAS trade name, which has an indefinite life and will not be amortized.

Elder Care Business (Fiscal Year 2005)

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,887 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. During the nine months ended December 30, 2005, a cash payment of $4,205, which primarily related to meeting the minimum revenue thresholds, was made.

3.	GOODWILL

The change in the carrying value of goodwill during the nine months ended December 30, 2005 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total

Balance as of April 1, 2005	$ 9,788	$75,080	$749	$ 85,617
Purchase business combinations	16,982	1,496	--	18,478
Purchase price allocation adjustments	537	820	--	1,357
Balance as of December 30, 2005	$27,307	$77,396	$749	$105,452

The Company performs its annual impairment test for each reporting unit on the last day of each fiscal year. Because the fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at April 1, 2005.

4.	INTANGIBLES

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets by business segment and major asset class.

	As of
	December 30, 2005			April 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer Relationships:
Physician Business	$ 8,112	$(1,531)	$ 6,581	$ 2,463	$ (1,854)	$ 609
Elder Care Business	13,762	(3,367)	10,395	12,791	(1,973)	10,818
	21,874	(4,898)	16,976	15,254	(3,827)	11,427
Nonsolicitation Agreements:
Physician Business	10,684	(1,427)	9,257	7,077	(470)	6,607
Elder Care Business	516	(103)	413	521	(33)	488
	11,200	(1,530)	9,670	7,598	(503)	7,095
Noncompetition Agreements:
Physician Business	1,513	(754)	759	2,630	(1,975)	655
Elder Care Business	2,360	(1,582)	778	3,255	(2,429)	826
Corporate Shared Services	441	(422)	19	441	(314)	127
	4,314	(2,758)	1,556	6,326	(4,718)	1,608
Signing Bonuses:
Physician Business	1,576	(910)	666	1,985	(1,147)	838
Elder Care Business	1,118	(469)	649	618	(204)	414
	2,694	(1,379)	1,315	2,603	(1,351)	1,252
Other Intangibles:
Physician Business	130	(7)	123	--	--	--
Elder Care Business	538	(358)	180	538	(278)	260
Corporate Shared Services	225	(50)	175	225	(9)	216
	893	(415)	478	763	(287)	476
Total intangible assets subject to amortization	40,975	(10,980)	29,995	32,544	(10,686)	21,858
Tradename:
Physician Business	5,400	--	5,400	--	--	--
Total unamortized intangible assets	5,400	--	5,400	--	--	--
Total intangible assets	$46,375	$(10,980)	$35,395	$32,544	$(10,686)	$21,858

Total amortization of intangible assets for the three months ended December 30, 2005 and December 31, 2004 was $1,677, and $1,278, respectively. Total amortization of intangible assets for the nine months ended December 30, 2005 and December 31, 2004 was $4,427 and $3,049, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2006 (remaining 3 months)	$ 1,454
2007	5,484
2008	4,967
2009	4,451
2010	3,868
Thereafter	9,771
Total	$29,995

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	December 30, 2005	April 1, 2005

Customer Relationships	7.6	5.9
Nonsolicitation Agreements	8.5	9.4
Noncompetition Agreements	3.4	2.1
Signing Bonuses	2.5	2.5
Other Intangibles	3.0	3.1
Total weighted-average period	7.4	6.5

Future minimum payments required under noncompetition and nonsolicitation agreements at December 30, 2005 are as follows:

Fiscal Year:
2006 (remaining 3 months)	$507
2007	36
2008	30
2009	28
2010	28
Thereafter	56
Total	$685

5.	EARNINGS PER SHARE

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

The effect of the assumed conversion of the $150 million convertible senior notes, which were issued in March 2004, has been excluded from diluted earnings per share for the three and nine months ended December 30, 2005 and December 31, 2004, because none of the conditions that would permit conversion were satisfied during the period and the Company’s stock price did not reach the applicable conversion price of $17.10. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first in cash, in an amount equal to the principal amount of the notes converted and, second in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If the Company’s stock price reaches $17.10, the dilutive effect of the convertible notes will be reflected in diluted earnings per share by application of the treasury stock method. By application of the treasury stock method, a range of approximately 0 to 1.5 million shares (at a stock price range of $17.10 (conversion price) to $20.51(market price trigger)) will be included in the weighted average common shares outstanding used in computing diluted earnings per share because of the Company’s stated policy to settle the principal amount of the convertible senior notes in cash.

The numerator in the basic and diluted earnings per share calculation is income from continuing operations and net income as reported in the accompanying consolidated statement of operations. The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for the three and nine months ended December 30, 2005 and December 31, 2004:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Weighted average shares outstanding:
Common shares	65,779	64,305	65,344	64,505
Assumed exercise of stock options (a)	1,092	1,015	1,052	1,003
Assumed vesting of restricted stock	60	46	73	25
Diluted shares outstanding	66,931	65,366	66,469	65,533

(a)

Options to purchase approximately 1,014 and 1,833 shares of common stock that were outstanding at December 30, 2005 and December 31, 2004, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the fair market value of the Company’s common stock.

6.	COMPREHENSIVE INCOME

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive (loss) income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the interest rate swap. The following table details the components of comprehensive income for the periods presented.

	Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Net income	$12,421	$15,731	$31,345	$28,720
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap, net of tax	(66)	71	(142)	176
Comprehensive income	$12,355	$15,802	$31,203	$28,896
7.	STOCK-BASED COMPENSATION

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

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Net income, as reported	$12,421	$15,731	$31,345	$28,720
Stock-based employee compensation expense included in reported net income, net of related tax effects	224	186	501	264
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(224)	(845)	(501)	(2,174)
Pro forma net income	$12,421	$15,072	$31,345	$26,810
Earnings per share – Basic:
As reported	$0.19	$0.24	$0.48	$0.44
Pro forma	$0.19	$0.23	$0.48	$0.42
Earnings per share – Diluted:
As reported	$0.19	$0.24	$0.47	$0.44
Pro forma	$0.19	$0.23	$0.47	$0.41

On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which is prior to the effective date of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R), which is effective for the Company on April 1, 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options was not accelerated. As a result of the acceleration, the Company recognized a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of December 30, 2005, the maximum stock-based compensation expense would be approximately $1,538 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $178 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions. For pro forma disclosure requirements under SFAS 148, the Company recognized approximately $4,562 (pre-tax) of stock-based compensation during fiscal year 2005 for all options whose vesting was accelerated.

8.	DEBT

Debt consists of the following:

	As of
	December 30, 2005	April 1, 2005

2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	25,268	25,000
Capital lease obligations	1,501	--
Total debt	176,769	175,000
Less: Current portion of long-term debt	25,788	25,000
Long-term debt	$150,981	$150,000

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “Credit Agreement”), which matures on June 30, 2010 and permits maximum borrowings of up to $200 million. The maximum borrowings may be increased to $250 million at the Company’s discretion. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the revolving line of credit bear interest at the Bank’s prime rate plus an applicable margin based on Availability, or at LIBOR plus an applicable margin based on Availability. Additionally, the Credit Agreement bears interest at a fixed rate of 0.25% for any unused portion of the facility. Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. However, these covenants may not apply if the Company maintains sufficient Availability under the credit facility. Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, and the issuance of letters of credit. Although the Credit Agreement expires on June 30, 2010, the revolving line of credit is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until June 30, 2010.

As of December 30, 2005, the Company had outstanding borrowings of $25,000 and unfunded draws against outstanding letters of credit of $268. After reducing Availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $174.4 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended December 30, 2005 and December 31, 2004 was 4.24% and 4.16%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 30, 2005 and December 31, 2004 was 3.99% and 3.94%, respectively.

From time-to-time, the Company has amended the Credit Agreement to meet specific business objectives and requirements. The Credit Agreement, originally dated May 20, 2003, was recently amended on July 1, 2005. This amendment (i) extended the term of the agreement to June 30, 2010, (ii) created a feature to increase the maximum borrowings to $250 million at the discretion of the Company, (iii) increased the advance rates for accounts receivable and inventory, (iv) eased the covenant restrictions described above when excess Availability is greater than $50 million, (v) implemented a fixed charge coverage ratio covenant when Availability is less than $40 million, (vi) set the determination of applicable margin level for Base Rate loans and LIBOR loans to Availability rather than a funded debt to earnings before interest, taxes, depreciation and amortization ratio, (vii) reduced the unused line fee from 0.375% to 0.25%, and (viii) increased the letter of credit sub-facility from $15 million to $20 million.

Capital Lease Obligations

The Company leases various equipment under thirty-nine month leases at an aggregate annual rental of approximately $564. The equipment has been capitalized at its fair market value of $1,672, which approximates the present value of the future minimum lease payments. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 30, 2005.

Fiscal Year:
2006 (remaining 3 months)	$ 166
2007	564
2008	565
2009	329
Total minimum lease payments	1,624
Less: amount representing interest	123
Present value of net minimum lease payments	$1,501

9.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately because of different customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared departmental operating costs and intercompany interest expense. These allocations are generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company’s business segments:

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
NET SALES:
Physician Business	$290,010	$243,439	$795,976	$697,514
Elder Care Business	133,771	134,403	400,753	374,955
Total net sales	$423,781	$377,842	$1,196,729	$1,072,469

INCOME FROM OPERATIONS:
Physician Business	$20,039	$17,192	$51,883	$43,321
Elder Care Business	4,579	5,796	12,467	16,241
Corporate Shared Services	(4,066)	(7,730)	(12,624)	(16,533)
Total income from operations	$20,552	$15,258	$51,726	$43,029

	As of
	December 30, 2005	April 1, 2005
ASSETS:
Physician Business	$385,508	$314,437
Elder Care Business	268,980	257,024
Corporate Shared Services	70,451	74,897
Total assets	$724,939	$646,358

10.	COMMITMENTS AND CONTINGENCIES

Settlement of Litigation

In May 1998, the Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The lawsuit alleged that the defendants engaged in violations of Sections 14(a) and 20(a) of the Securities Exchange Act and SEC Rule 14a-9. The allegations referenced a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of $16.5 million, of which approximately $12.7 million was recovered through existing insurance policies. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005. The final fairness hearing was held on December 20, 2005. The Court entered the Final Judgment and Order of Dismissal with Prejudice on December 20, 2005. During the three months ended December 30, 2005, the Company made payments totaling $3.8 million to cover the uninsured losses and professional fees relating to this matter. As a result of these payments and the final fairness hearing, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company as of December 30, 2005.

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

During July 2003, the Physician Business entered into a five year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during the fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. On December 14, 2005, the Company notified Chiron that it will purchase doses of influenza vaccines valued at approximately $27,647 during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006.

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of December 30, 2005, theCompany has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

11.	NOTES RECEIVABLE

The Company has two notes receivable (the “Loans”) outstanding from its former chairman and chief executive officer, which bear interest at the applicable Federal rate for long-term obligations. One Loan is unsecured and the other Loan is secured by a split-dollar life insurance policy. During fiscal year 2003, the Company recorded an allowance for doubtful accounts of $2,939 against the unsecured Loan. On June 30, 2005, the Company received a cash interest payment of $279 that was due on the unsecured Loan. As part of the Company’s ongoing review of the realization of the Loans, the Company determined during the three months ended July 1, 2005 that the allowance for doubtful accounts of $2,939, or $1,825 net of income taxes, was no longer required for the unsecured loan. As of December 30, 2005, there were no past due principal or interest payments outstanding under the Loans.

12.	INCOME TAXES

During fiscal year 2002, the Company sold its International Business, which generated a capital loss carryforward. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Based on recent Tax Court rulings, the Company filed a refund claim with the Internal Revenue Service (“IRS”) during the three months ended December 31, 2003, to report an ordinary worthless stock deduction on the sale of the International Business. The refund claim reflected a reclassification of the nondeductible capital loss to a tax-deductible ordinary loss. The worthless stock deduction claim was combined with the formal protest to the results of the audit of the Federal income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 and was submitted to the Appeals Office of the IRS. During the three months ended December 31, 2004, the Company and the Appeals Office of the IRS reached a settlement. This settlement, which was subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes during the three and nine months ended December 31, 2004 of approximately $5,558 (including a state income tax benefit of $425). Approximately $5,071 of this amount represented the reversal of the valuation allowance. In October 2005, the Company received written notification that the Joint Committee has found no exception to the settlement agreement reached with the Appeals Office of the IRS. As a result, the results of operations of the Company during fiscal year 2006 are not expected to be materially impacted.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company has appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Management does not anticipate the results of the audits to have a material impact on the Company’s financial condition or results of operations.

13.	DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses. Accordingly, the results of operations of the Imaging Business and the loss on disposal of discontinued operations were classified as “discontinued operations” in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On November 18, 2002, the Company completed the sale of the Imaging Business to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”). The sale was completed pursuant to a Stock Purchase Agreement, dated as of October 28, 2002, among the Company, the Buyer, and Platinum, as amended on November 18, 2002 (the “Stock Purchase Agreement”). Under the

Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (collectively “Purchase Price”).

On March 14, 2003, the Company received a letter from the Buyer claiming a Purchase Price adjustment of $32,257. The claimed Purchase Price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. During the three months ended June 30, 2004, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. As a result of the final ruling from the arbitrator, the Company paid approximately $4,279 of settlement costs to the Buyer during fiscal year 2005. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. The cash proceeds received during fiscal year 2003 were reduced by approximately $10,219 for transaction and settlement costs that were paid during fiscal years 2005, 2004, and 2003. Approximately $4,854 of transaction and settlement costs were paid during the nine months ended December 31, 2004.

The pretax loss on disposal of discontinued operations recorded during the nine months ended December 31, 2004 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471, offset by (iv) a reversal of the remaining accrued loss on disposal of $489 in order to true-up management’s estimated legal and professional fees based on actual payments made. The loss on disposal of discontinued operations for the three and nine months ended December 30, 2005 and December 31, 2004 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Pretax income (loss) on disposal of discontinued operations	$—	$489	$—	$(2,261)
Benefit for income taxes	—	806	—	1,849
Loss on disposal of discontinued operations	$—	$1,295	$—	$(412)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a specialty marketer and distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care facilities, and home care providers through 43 full-service distribution centers and 3 redistribution facilities that are shared between the Physician and Elder Care Businesses, which serve all 50 states throughout the United States. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs, a customer differentiated distribution and service model, a consultative sales force with extensive product knowledge, unique arrangements with product manufacturers, innovative information systems, and a culture of performance. The Company is focused on profitable revenue growth, implementing its global sourcing strategy, improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has recently made several acquisitions to broaden its reach and leverage its infrastructure, and may continue to make acquisitions in the future.

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

EXECUTIVE OVERVIEW

The following events have impacted the Company’s results of operations during the nine months ended December 30, 2005:

Global Sourcing Initiative

The Company’s global sourcing capabilities are being built to manage the product sourcing process, monitor quality assurance and controls, and align product availability with customer needs. During the three months ended December 30, 2005, the global sourcing initiative reached several major milestones. The Company increased its globally-sourced product inventory to approximately $18.3 million, which represents approximately 200 SKUs and 26 product categories. These products are sourced from 28 factories throughout China, Thailand, Malaysia, India and the Philippines. The Company has completed the first phase of its initiative, which was to add globally-sourced product to its private-label product offerings, which carry the brand-name Select. Management believes this initiative will increase income from operations beginning in fiscal year 2007.

Influenza Vaccine Product Sales

Influenza vaccine product sales were approximately $12.4 million during the three months ended December 30, 2005 compared to $2.3 million during the three months ended December 31, 2004. Chiron Corporation (“Chiron”) has been the Company’s primary supplier of the influenza vaccine. Diluted earnings per share for the three and nine months ended December 30, 2005 were positively impacted by approximately $0.01 due to influenza vaccine product sales. During December 2005, the Physician Business entered into a purchase commitment to purchase doses of the Fluvirin® influenza vaccine valued at $27.6 million from Chiron for the 2006/2007 influenza season.

Fuel Costs

The Company’s operating costs are affected by increases or fluctuations in the cost of gasoline and diesel fuel. Product is delivered to customers either by a third-party, common carrier or the Company-owned delivery fleet.

Significant increases in the cost of fuel have impacted the Company’s cost to deliver and the operating costs of common carriers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge. To offset the cost, the Physician and Elder Care Businesses implemented a fuel surcharge to customers on October 1, 2005, which is based on national fuel cost data and is increased or decreased every 60 days. Management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods; however, the fuel surcharge charged to customers is expected to offset a portion of this negative impact.

Acquisition of Clinical Support Services, Inc.

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. CSSI generated approximately $2.8 million in revenue during the last twelve months prior to the aquisition date. The maximum aggregate purchase price, subject to certain adjustments, was approximately $5.0 million. As part of the Elder Care Business, CSSI will continue to focus on growth of its medical billing services programs within California and will be integrated into the existing Medicare Part B billing operations based in Tennessee.

Acquisition of Southern Anesthesia & Surgical, Inc.

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”), a South Carolina-based distributor of controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers. SAS generated approximately $50.0 million in revenue during the last twelve months prior to the aquisition date. Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $34.0 million. SAS’ expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ sales force, accelerates the penetration into the pharmaceutical market segment, improves the service offering to the physician customers, and may increase the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market.

Settlement of the Class Action Lawsuit

On September 9, 2005, the Company and all other defendants reached an agreement with the plaintiff and the certified class of persons who held Company common stock on March 26, 1998 to settle all claims alleged in the class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The settlement resulted in a one-time payment of $16.5 million into a settlement fund (the “Settlement Fund”) to be used, among other things, to pay the fees and expenses of plaintiffs’ counsel, the costs of administering the Settlement Fund, and the plaintiffs. Approximately $12.7 million of the $16.5 million was paid by existing insurance policies. The Company had previously established a $3.4 million pre-tax reserve to cover potential uninsured losses relating to this matter in previous periods and recorded a charge of approximately $0.4 million during the three months ended December 30, 2005 to cover the remaining liability related to the settlement and legal fees. As of December 30, 2005, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company.

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

The Company has been successful in repositioning its assets and employees from the New Orleans distribution center to other locations and in maintaining service levels to customers. The New Orleans distribution center is expected to re-open during the fourth quarter of fiscal year 2006.

During the nine months ended December 30, 2005, the Company recorded a charge of approximately $1.1 million ($0.7 million at the Physician Business, $0.3 million at the Elder Care Business, and $0.1 million at Corporate Shared Services) primarily related to (i) an estimated reserve for bad debts; (ii) an estimated reserve for the loss of inventory, net of insurance recoveries, and (iii) employee assistance expenses. Approximately $0.8 million of the charge was included in general and administrative expenses and the remainder was recorded in cost of goods sold. Management is continuing to evaluate the total impact to the Company of the hurricanes. Management has filed claims with insurance providers and final determination of recovery amounts is pending the outcome of the claims review by the insurance providers. As of December 30, 2005, the Company has recorded a receivable of approximately $0.8 million due from insurance providers.

National Accounts (Elder Care Business)

Effective June 23, 2005, Sava Senior Care LLC, formerly Mariner Health Care, discontinued their medical products supply contractual relationship with the Company. The Elder Care Business generated approximately $27.0 million in revenues during the latest twelve months with Sava Senior Care LLC/Mariner Health Care.

On September 12, 2005, the Elder Care Business decided not to renew its long-term distribution agreement with Beverly Enterprises, Inc. (“Beverly”), due to concerns with an anticipated change in ownership of Beverly. However, the Elder Care Business has agreed to continue its relationship with Beverly through the change of control transition period. The Elder Care Business generated approximately $34.5 million in revenues during the latest twelve months with Beverly.

NET SALES

	For the Three Months Ended				For the Nine Months Ended
(dollars in millions)	December 30, 2005	December 31, 2004	Increase (Decrease)	Percent Change	December 30, 2005	December 31, 2004	Increase	Percent Change

Physician Business	$290.0	$243.4	$ 46.6	19.1%	$ 796.0	$ 697.5	$ 98.5	14.1%
Elder Care Business	133.8	134.4	(0.6)	(0.5)%	400.7	375.0	25.7	6.9%
Total Company	$423.8	$377.8	$ 46.0	12.2%	$1,196.7	$1,072.5	$124.2	11.6%

The comparability of net sales period over period is impacted by the number of selling days in each period. The three months ended December 30, 2005 and December 31, 2004 consisted of 62 and 61 selling days, respectively. The nine months ended December 30, 2005 and December 31, 2004 consisted of 189 and 188 selling days, respectively. The following table summarizes same day sales results period over period:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 30, 2005	December 31, 2004	Percent Change	December 30, 2005	December 31, 2004	Percent Change

Physician Business	$4.7	$4.0	17.2%	$4.2	$3.7	13.5%
Elder Care Business	2.1	2.2	(2.1)%	2.1	2.0	6.3%
Total Company	$6.8	$6.2	10.4%	$6.3	$5.7	11.0%

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do revenue growth programs that were launched in June 2003 to increase the sale of consumable products, pharmaceutical products, and equipment, respectively. Net sales period over period were also positively impacted by a business combination consummated during the three months ended September 30, 2005. As a result of this business combination, approximately $11.6 million of additional net sales were recognized during the three and nine months ended December 30, 2005 compared to the three and nine months ended December 31, 2004.

The following table summarizes the growth rate in product sales period over period.

	For the Three Months Ended			For the Nine Months Ended
	December 30, 2005	December 31, 2004	Growth Rate	December 30, 2005	December 31, 2004	Growth Rate
Consumable products:
Branded products	$150.5	$132.7	13.4%	$430.6	$388.5	10.9%
Private label products	23.5	20.7	13.5%	69.9	61.1	14.4%
Pharmaceutical products	54.1	42.1	28.7%	146.6	117.7	24.5%
Influenza vaccine products	12.4	2.3	427.3%	12.3	2.3	427.3%
Equipment	40.3	36.1	11.6%	109.8	100.4	9.3%
Immunoassay product sales	7.6	8.0	(4.1)%	23.3	24.3	(4.4)%
Other	1.6	1.5	0.7%	3.5	3.2	11.3%
Total	$290.0	$243.4	19.1%	$796.0	$697.5	14.1%

The following table compares the product sales mix period over period:

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Consumable products:
Branded products	52.2%	54.9%	54.4%	55.9%
Private label products	8.1%	8.5%	8.8%	8.8%
Pharmaceutical products	18.7%	17.4%	18.5%	17.0%
Influenza vaccine products	4.3%	1.0%	1.6%	0.3%
Equipment	14.0%	14.9%	13.8%	14.5%
Immunoassay product sales	2.7%	3.3%	2.9%	3.5%
Total	100.0%	100.0%	100.0%	100.0%

Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program. A promotion on lab equipment was offered during the three months ended December 30, 2005, which positively impacted equipment sales. In addition, the acquisition of SAS positively impacted pharmaceutical product sales during the three months and nine months ended December 30, 2005.

Elder Care Business

The Elder Care Business continues to implement strategies to diversify its customer base through expansion into the home care market and other non-facilities based care and equipment providers. The increase in net sales during the nine months ended December 30, 2005 reflects the execution of these business strategies and industry trends. Net sales were also impacted by the continued utilization of the following innovative Elder Care customer specific solution programs: ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), ANSWERS Home Medical Equipment (“ANSWERS HME”), ANSWERS Plus, Partners in Efficiency (“P.I.E.”), Fast Accurate Supply Technology (“F.A.S.T”), and AccuSCAN. The following table summarizes the growth rate in net sales by customer segment period over period.

	For the Three Months Ended			For the Nine Months Ended
	December 30, 2005	December 31, 2004	Growth Rate	December 30, 2005	December 31, 2004	Growth Rate
Nursing home and assisted living facilities:
Independent accounts	$ 37.6	$ 37.0	1.5%	$114.5	$103.4	10.8%
National accounts	30.4	35.9	(15.4)%	92.3	98.9	(6.7)%
Regional accounts	27.8	29.3	(5.2)%	83.9	82.7	1.5%
Subtotal	95.8	102.2	(6.4)%	290.7	285.0	2.0%
Home care	34.0	28.7	18.5%	98.3	80.6	21.9%
Billing services	2.4	2.3	7.9%	7.6	6.0	26.6%
Other	1.6	1.2	33.6%	4.1	3.4	20.4%
Total	$133.8	$134.4	(0.5)%	$400.7	$375.0	6.9%

The growth in net sales to regional and independent skilled nursing home facilities during the nine months ended December 30, 2005 primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, and the introduction of new product lines. Approximately $0.5 million of net sales were recognized during the three and nine months ended December 30, 2005 as a result of the acquisition of CSSI. The growth in net sales to providers of home care services is a result of the Company’s continuing focus to diversify its revenue sources and customers.

The decline in net sales to national and regional accounts is primarily a result of the discontinuation of a large national chain customer’s medical supply contractual relationship, effective June 23, 2005, offset by increased penetration in existing customer facilities. Net sales during the three and nine months ended December 30, 2005 decreased approximately $6.3 million and $13.5 million, respectively, as a result of the loss of this national chain customer during fiscal year 2006. Nursing home divestitures have impacted net sales during fiscal year 2006, as large, national chain customers divested facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. Management expects this trend to continue. Furthermore, ownership changes of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company.

The following table compares the customer segment sales mix period over period:

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Nursing home and assisted living facilities:
Independent accounts	28.4%	27.8%	28.9%	27.8%
National accounts	23.0%	27.0%	23.3%	26.6%
Regional accounts	21.0%	22.0%	21.1%	22.3%
Subtotal	72.4%	76.8%	73.3%	76.7%
Home care	25.7%	21.5%	24.8%	21.7%
Billing Services	1.9%	1.7%	1.9%	1.6%
Total	100.0%	100.0%	100.0%	100.0%

The customer segment sales mix has been impacted by strategic initiatives that are being implemented to increase sales to independent and regional accounts while increasing the account penetration and sales in the home care market, a strategy to mitigate the impact of large, national chain customer divestitures. Net sales period over period were also positively impacted by a business combination consummated during the three months ended December 31, 2004. As a result of this business combination, approximately $10.5 million and $21.4 million of additional net sales were recognized during the three and nine months ended December 30, 2005 compared to the three and nine months ended December 31, 2004.

GROSS PROFIT

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2005		December 31, 2004			December 30, 2005		December 31, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Total Company	$120.1	28.3%	$109.2	28.9%	$10.9	$342.9	28.7%	$310.3	28.9%	$32.6

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales decreased approximately 131 basis points and 87 basis points during the three and nine months ended December 30, 2005, respectively, compared to the same period in the prior year. This change is primarily a result of a change in sales mix. During the three months ended December 30, 2005, gross profit decreased as a result of the increased equipment and influenza vaccine product sales. Gross margin on pharmaceutical product and diagnostic equipment sales is typically lower than the gross margin on consumable products. Gross profit as a percentage of net sales may decrease in future periods due to expected increased sales of pharmaceutical products and diagnostic equipment. However, the Company’s global sourcing strategy is expected to improve the Physician Business’ cost competitiveness and increase its gross margins on certain products.

Elder Care Business

Gross profit dollars during the nine months ended December 30, 2005 increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased approximately 57 basis points and 68 basis points during the three and nine months ended December 30, 2005, respectively, compared to the same period in the prior year. This change is primarily due to (i) replacing lower margin sales to larger accounts with higher margin sales to smaller accounts, (ii) an increase in ancillary billing service revenues, which typically generate higher gross profit margins, and (iii) an increase in sales of globally sourced products. Furthermore, vendor incentives increased approximately $1.2 million during the nine months ended December 30, 2005 as a result of the revenue growth and changes in contract terms with vendors. Gross profit as a percentage of net sales may continue to increase in future periods as a result of net sales growth in ancillary billing services. In addition, the Company’s global sourcing strategy is expected to improve the Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2005		December 31, 2004			December 30, 2005		December 31, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business(a)	$41.6	14.3%	$36.3	14.9%	$ 5.3	$118.6	14.9%	$109.2	15.6%	$ 9.4
Elder Care Business(a)	26.5	19.8%	24.8	18.5%	1.7	80.4	20.1%	68.4	18.2%	12.0
Corporate Shared Services(b)	4.0	1.0%	7.7	2.0%	(3.7)	12.7	1.1%	16.5	1.5%	(3.8)
Total Company(b)	$72.1	17.0%	$68.8	18.2%	$ 3.3	$211.7	17.7%	$194.1	18.1%	$17.6

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

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Physician Business	2.7%	2.9%	2.8%	3.0%
Elder Care Business	4.3%	4.2%	4.5%	4.2%

Physician Business

General and administrative expenses as a percentage of net sales decreased 60 and 70 basis points during the three and nine months ended December 30, 2005, respectively, compared to the same period in the prior year. This percentage decrease is attributable to (i) leveraging the net sales growth across various fixed costs, (ii) management focusing on identifying ways to reduce its cost to deliver, and (iii) optimizing routes and shipments between distribution centers as well as leveraging net sales growth across transportation and delivery costs. Cost to deliver decreased during the three and nine months ended December 30, 2005 compared to the same periods in the prior period. However, this decrease was negatively impacted by an increase in fuel costs related to the Company’s fleet of leased delivery vehicles and fuel surcharges from third-party, common carriers. Changes in the other components of general and administrative expenses remained relatively constant period over period. However, there was an increase in the allocation from Corporate Shared Services for shared departmental operating costs (refer to discussion below under Corporate Shared Services).

Elder Care Business

General and administrative expenses as a percentage of net sales increased 130 basis points and 190 basis points during the three and nine months ended December 30, 2005, respectively, compared to the same period in the prior year. This percentage increase is primarily related to an increase in cost to deliver as a result of an increase in fuel costs attributable to the Company’s fleet of leased delivery vehicles and fuel surcharges from third-party, common carriers. In addition, increased costs associated with converting to the JD Edwards enterprise resource planning system have negatively impacted the cost to deliver.

Changes in other general and administrative expenses remained relatively constant during the three months ended December 30, 2005 compared to the same period in the prior year. However, there was an increase in the allocation from Corporate Shared Services for shared departmental operating costs (refer to discussion below under Corporate Shared Services).

Changes in other general and administrative expenses during the nine months ended December 30, 2005 compared to the nine months ended December 31, 2004 increased primarily due to the acquisition consummated during fiscal year 2005 or more specifically (i) increased salary, incentive compensation, and payroll tax expenses of approximately $1.4 million due to additional employees and general wage increases, (ii) increased bad debt expense of approximately $0.7 million, (iii) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services), and (iv) an increase in amortization of intangible assets of approximately $0.6 million as a result of the acquisition consummated during the third quarter of fiscal year 2005.

Corporate Shared Services

General and administrative expenses during the three months ended December 30, 2005 compared to the three months ended December 31, 2004 decreased primarily due to (i) a decrease in medical insurance costs of approximately $0.9 million, (ii) a decrease in incentive compensation of approximately $2.2 million, (iii) a decrease in professional fees of approximately $1.4 million primarily related to the initial implementation of Section 404 of the Sarbanes-Oxley Act (“SOX”) and professional fees associated with the IRS settlement in the prior year, and (iv) an increase in shared departmental operating costs to support the divisional net sales growth and other strategic initiatives. Such strategic initiatives include: global product sourcing, expansion of the corporate headquarters facility, increased training of employees, continued enhancement and implementation of various modules of the JD Edwards XE®, and various information technology related projects.

General and administrative expenses during the nine months ended December 30, 2005 compared to the nine months ended December 31, 2004 decreased primarily due to (i) an increase in shared departmental operating costs to support the divisional net sales growth and other strategic initiatives discussed above, (ii) the reversal of the allowance for doubtful accounts of approximately $3.2 million related to an outstanding note receivable from the former chairman and chief executive officer of the Company, (iii) a decrease in incentive compensation of approximately $2.2 million, (iv) a decrease in professional fees of approximately $1.8 million primarily related to the initial implementation of SOX and professional fees associated with the IRS settlement in the prior year, offset by (v) an increase of approximately $2.8 million to the reserve for the settlement of an outstanding litigation matter, (vi) an increase in salary expenses of approximately $2.6 million due to additional employees and general wage increases, and (vii) an increase in medical insurance costs of approximately $0.9 million.

SELLING EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2005		December 31, 2004			December 30, 2005		December 31, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$22.7	7.8%	$20.4	8.4%	$2.3	$65.0	8.2%	$60.0	8.6%	$5.0
Elder Care Business	4.8	3.6%	4.7	3.5%	0.1	14.5	3.6%	13.2	3.5%	1.3
Total Company	$27.5	6.5%	$25.1	6.6%	$2.4	$79.5	6.6%	$73.2	6.8%	$6.3

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased each period, which is primarily attributable to leveraging the net sales growth across certain fixed selling expenses. A portion of the decrease is also attributable to the change in the sales mix. Pharmaceutical product sales, including influenza vaccine product sales, as a percentage of total sales increased each period. Commission rates on pharmaceutical product sales are generally lower as these sales generate lower gross profit margins.

Elder Care Business

Selling expenses as a percentage of net sales were relatively consistent period over period.

INCOME FROM OPERATIONS

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2005		December 31, 2004			December 30, 2005		December 31, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$20.1	6.9%	$17.2	7.1%	$2.9	$ 51.9	6.5%	$43.3	6.2%	$ 8.6
Elder Care Business	4.6	3.4%	5.8	4.3%	(1.2)	12.4	3.1%	16.2	4.3%	(3.8)
Corporate Shared Services	(4.1)	--	(7.7)	--	3.6	(12.6)	--	(16.5)	--	3.9
Total Company	$20.6	4.9%	$15.3	4.0%	$5.3	$ 51.7	4.3%	$43.0	4.0%	$ 8.7

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

The Company’s debt structure during the three and nine months ended December 30, 2005 and December 31, 2004 consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit agreement. The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the revolving line of credit agreement.

	For the Three Months Ended				For the Nine Months Ended
(dollars in millions)	December 30, 2005	December 31, 2004	Increase (Decrease)	Percent Change	December 30, 2005	December 31, 2004	Increase (Decrease)	Percent Change

Total interest expense	$1.6	$1.7	($0.1)	(10.1)%	$4.4	$5.5	($1.1)	(19.4%)
Components of interest expense:
Interest on borrowings	$1.3	$1.3	$—	(3.2%)	$3.8	$4.0	($0.2)	(5.6%)
Debt issuance costs	$0.4	$0.4	—	(4.6%)	$1.1	$1.5	($0.4)	(26.6%)
Capitalized interest	($0.1)	—	$0.1	100.0%	($0.5)	—	$0.5	100.0%
Weighted average interest rate(a)	4.24%	4.16%	—	—	3.99%	3.94%	—	—
Average daily borrowings	$31.6	$34.5	($2.9)	(8.5)%	$27.9	$33.0	($5.1)	(15.5%)

(a) Interest rate excludes debt issuance costs and unused line fees.

During the nine months ended December 30, 2005, borrowings under the Company’s revolving line of credit were affected by market interest rate increases resulting from actions by the Federal Reserve Board; however, these increases were mitigated by the $25 million variable-to-fixed interest rate swap and reductions to credit spreads and unused line fee under the recent Sixth Amendment to the revolving line of credit. As a result, the Company’s effective interest rate remained relatively constant during the period. The $25 million variable-to-fixed interest rate swap expires March 28, 2006; however, the Company believes this will not have a material impact on interest expense in future periods.

OTHER INCOME

	For the Three Months Ended				For the Nine Months Ended
(dollars in millions)	December 30, 2005	December 31, 2004	Increase	Percent Change	December 30, 2005	December 31, 2004	Increase	Percent Change

Total Company	$0.4	$0.4	$--	15.1%	$2.6	$1.0	$1.6	171.5%

Other income during the nine months ended December 30, 2005 includes $1.4 million of one-time distributions resulting from the Company’s membership interest in the liquidation of a mutual holding company.

PROVISION (BENEFIT) FOR INCOME TAXES

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2005		December 31, 2004			December 30, 2005		December 31, 2004
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$7.1	36.3%	$(0.5)	-3.8%	$7.6	$18.9	37.6%	$9.6	24.8%	$9.3

The increase in the provision for income taxes and the increase in the effective rate period over period are primarily attributable to an Internal Revenue Service (“IRS”) Appeals settlement, which resulted in a reduction in income taxes of approximately $5.6 million during the three months ended December 31, 2004. In addition, the effective rate increased period over period due to an increase in the projected annual income from continuing operations before provision for income taxes offset by a decrease in permanent adjustments. The decrease in permanent adjustments primarily relates to favorable adjustment related to an increase in the cash surrender value of company-owned life insurance policies offset by an increase in nondeductible amortization of intangible assets.

During the three months ended December 31, 2004, the Company reached a settlement with the Appeals Office of the IRS regarding its audit findings for the fiscal years ended March 31, 2000 and March 30, 2001 and the refund claim. This settlement, which was subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes of approximately $5.6 million. In October 2005, the Company received written notification that the Joint Committee has found no exception to the settlement agreement reached with the Appeals Office of the Internal Revenue Service. As a result, the Company’s results of operations during fiscal year 2006 are not expected to be materially impacted.

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

NET INCOME

	For the Three Months Ended				For the Nine Months Ended
(dollars in millions)	December 30, 2005	December 31, 2004	Decrease	Percent Change	December 30, 2005	December 31, 2004	Increase	Percent Change

Total Company	$12.4	$15.7	($3.3)	(21.0)%	$31.3	$28.7	$2.6	9.1%

Net income for the nine months ended December 31, 2004 included a reduction in the provision for income taxes of approximately $5.6 million related to the IRS settlement and a charge of $0.4 million, net of the benefit for income taxes, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

(dollars in thousands)	For the Three Months Ended		For the Nine Months Ended
	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004
Cash Flow Information:
Net cash provided by (used in) operating activities	$15,872	$ (3,297)	$ 51,497	$ 22,281
Net cash used in investing activities	(7,129)	(30,682)	(51,342)	(51,430)
Net cash provided by (used in) financing activities	442	2,045	8,608	(16,122)
Net increase (decrease) in cash and cash equivalents	$ 9,185	$(31,934)	$ 8,763	$(45,271)

(dollars in thousands)	As of
	December 30, 2005	April 1, 2005
Capital Structure:
Debt.	$176,769	$175,000
Cash and cash equivalents	(26,651)	(17,888)
Net debt	150,118	157,112
Shareholders’ equity	320,789	276,818
Total capital	$470,907	$433,930

Operational Working Capital:
Accounts receivable	$ 207,659	$ 217,350
Inventories	167,407	134,110
Accounts payable	(141,622)	(109,649)
	$ 233,444	$ 241,811

Cash Flows From Operating Activities

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	Annualized
	December 30, 2005	December 31, 2004
Days Sales Outstanding:(a)
Physician Business	41.1	43.1
Elder Care Business	60.4	59.5

Days On Hand:(b)
Physician Business	46.9	46.4
Elder Care Business	41.2	33.7

Days in Accounts Payable:(c)
Physician Business	43.2	43.7
Elder Care Business	26.6	25.3

Cash Conversion Days:(d)
Physician Business	44.8	45.8
Elder Care Business	75.0	67.9

Inventory Turnover:(e)
Physician Business	7.7x	7.8x
Elder Care Business	8.7x	10.7x

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

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during the nine months ended December 30, 2005 was impacted by an increase in overall operating profit as well as a reduction in operational working capital of approximately $4.9 million. Net cash provided by operating activities during the nine months ended December 31, 2004 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs of approximately $31.3 million to support net sales growth.

Cash flows from operating activities during the nine months ended December 30, 2005 and December 31, 2004 reflect the Company’s utilization of $16.8 million (tax-effected) and $10.1 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of December 30, 2005, the Company has $2.7 million (tax-effected) of NOL carryforwards remaining and expects to utilize the remaining Federal NOL carryforward, as well as a portion of the remaining state NOL carryforwards, during fiscal year 2006. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes. During the nine months ended December 30, 2005 and December 31, 2004, the Company paid cash taxes, net of refunds, of approximately $5.3 million and $1.4 million, respectively, which primarily related to Federal and state estimated tax payments.

Cash Flows From Investing Activities

Net cash used in investing activities was primarily impacted by the following.

•

Payments for business combinations, net of cash acquired, were $38.2 million and $22.2 million during the nine months ended December 30, 2005 and December 31, 2004, respectively. During the nine months ended December 30, 2005, the Physician Business acquired SAS and the Elder Care Business acquired CSSI. The aggregate purchase price paid during the nine months ended December 31, 2004 for these acquisitions was approximately $34.2 million, net of cash acquired of approximately $0.2 million. In addition, during the nine months ended December 31, 2005, the Elder Care Business paid approximately $4.0 million, which related to an earn-out provision included in a purchase agreement for a business acquired during fiscal year 2005. During the nine months ended December 31, 2004, the Elder Care Business completed one acquisition and paid approximately $20.5 million, net of cash acquired of approximately $0.4 million. In addition, the Company paid approximately $1.7 million to the prior owners of a company acquired during fiscal year 2004 in accordance with an earn-out provision included in the purchase agreement.

•

Capital expenditures totaled $12.4 million and $17.7 million during the nine months ended December 30, 2005 and December 31, 2004, respectively, which primarily related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration.

•	Transaction and settlement costs related to the sale of the Imaging Business of approximately $4.9 million, was paid during the nine months ended December 31, 2004.

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

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share). At December 30, 2005, the fair value of the convertible senior notes was approximately $148.7 million and the value of the shares, if converted, was approximately $130.2 million.

At December 30, 2005, the Company had outstanding borrowings of $25.0 million and unfunded draws against letters of credit of $0.3 million. After reducing the availability of borrowings for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $174.4 million (excluding the additional increase of $50 million) under the revolving line of credit.

The Credit Agreement, originally dated May 20, 2003, was recently amended on July 1, 2005. This amendment (i) extended the term of the agreement to June 30, 2010, (ii) created a feature to increase the maximum borrowings to $250 million at the discretion of the Company, (iii) increased the advance rates for accounts receivable and inventory, (iv) eased the covenant restrictions described above when excess availability is greater than $50 million, (v) implemented a fixed charge coverage ratio covenant when availability is less than $40 million, (vi) set the determination of applicable margin level for Base Rate loans and LIBOR loans to Availability rather than a funded debt to earnings before interest, taxes, depreciation and amortization ratio, (vii) reduced the unused line fee from 0.375% to 0.25%, and (viii) increased the letter of credit sub-facility from $15 million to $20 million.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of December 30, 2005, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the nine months ended December 31, 2004, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share. At December 30, 2005, approximately 2.2 million shares were available to repurchase under this program.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition and nonsolicitation agreements. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2006 (remaining 3 months)	2007	2008	2009	2010	Thereafter	Total

Revolving line of credit(a)	$624	$2,000	$2,000	$2,000	$2,000	$25,500	$34,124
2.25% convertible senior notes	1,688	3,375	3,375	3,375	3,375	197,250	212,438
Letters of credit outstanding(b)	166	--	--	--	--	--	166
Operating lease obligations(c)	5,613	20,048	16,067	11,963	8,862	16,365	78,918
Capital lease obligations(d)	166	564	565	329	--	--	1,624
Noncompetition and nonsoliciation agreements	507	36	30	28	28	56	685
Purchase commitments(e), (f)	28	27,702	--	--	--	--	27,730
Outstanding purchase price(g)	100	4,033	499	294	--	--	4,926
Total	$8,892	$57,758	$22,536	$17,989	$14,265	$239,171	$360,611

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
(c)

Amounts represent contractual obligations for operating leases of the Company as of December 30, 2005. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	Amounts include interest expense.
(e)

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of December 30, 2005, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

(f)

During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. On December 14, 2005, the Company notified Chiron that it will purchase doses of the influenza vaccines valued at approximately $27.6 million during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006.

(g)

Amounts represent estimated additional consideration, including interest, to be paid to the sellers of SAS and CSSI, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement. Approximately $1.3 million of this additional consideration to be paid is not accrued in the accompanying balance sheet as of December 30, 2005 as amounts represent earn-out payments to be paid to the sellers of CSSI.

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

RISK FACTORS

Factors that may affect future results include those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following reflects material changes to such disclosures during the nine months ended December 30, 2005.

The distribution of controlled pharmaceutical products by the Physician Business is subject to review by Federal agencies.

On September 30, 2005, the Physician Business acquired SAS, a distributor of controlled and non-controlled pharmaceuticals as well as medical supplies to office-based physicians and surgery centers in all 50 states. As a result, the Company must comply with the federal Drug Enforcement Administration (DEA) regulations when purchasing, handling or selling Schedule II, III, IV and V Drugs and List I Chemicals including ephedrine and Pseudoephedrine. The DEA conducts regular routine inspections of facilities holding DEA permits. Failure to comply with the regulations governing Scheduled Drugs and Listed Chemicals could subject the Company to adverse actions by its customers and suppliers and could subject the Company to substantial fines or penalties and other sanctions, including prohibiting the Company from purchasing, handling, and distributing such products. An adverse determination regarding the Company’s compliance with the DEA regulations relating to physical security, record-keeping and required reporting requirement, brought by either the government or a private individual, could have a material effect on the Company’s financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 1, 2005 filed on June 15, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(c)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company‘s current disclosure controls and procedures were effective at December 30, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

The acquisition of Southern Anesthesia & Surgical, Inc. (“SAS”) on September 30, 2005, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of April 1, 2005. SAS had total assets of $40.2 million and total revenues of $11.6 million as of and for the nine months ended December 30, 2005 that were included in the Company’s consolidated financial statements. SAS utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include SAS. However, the Company does not anticipate completing an evaluation and review of SAS’s internal control over financial reporting by March 31, 2006, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2006 Assessment”). Accordingly, management anticipates excluding SAS from the 2006 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the acquired SAS business within one year of the date of the acquisition.

Other than the acquisition of SAS on September 30, 2005, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and certain of its current and former officers and directors are named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The action, which was filed in May 1998, is pending in the United States District Court for the Middle District of Florida, Jacksonville Division. The plaintiff initially alleged, for himself and for a purported class of similarly situated stockholders who purchased the Company’s stock between December 23, 1997 and May 8, 1998 that the defendants engaged in violations of certain provisions of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. The allegations reference a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger, which resulted in earnings below analysts’ expectations. In December 2002, the Court granted the Company’s motion to dismiss the plaintiff’s second amended complaint with prejudice with respect to the Section 10(b) claims. The plaintiffs filed their third amended complaint in January 2003 alleging claims under Sections 14(a) and 20(a) of the Exchange Act on behalf of a putative class of all persons who were shareholders of the Company as of March 26, 1998. In May 2003, the Court denied the defendants’ motion to dismiss. By order dated February 18, 2004, the Court granted plaintiffs’ motion for class certification. The parties all served motions for summary judgment and motions in limine to strike the opposing experts on May 11, 2005. Additional motions in limine to strike the defendants’ rebuttal experts were served on July 6, 2005. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of $16.5 million, of which approximately $12.7 million was recovered through existing insurance policies. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005, at which time the Court entered an Order Preliminarily Approving Settlement and Directing Notice to the Class. The final fairness hearing was held on December 20, 2005. The Court entered the Final Judgment and Order of Dismissal with Prejudice on December 20, 2005. During the three months ended December 30, 2005, the Company made payments totaling $3.8 million to cover the uninsured losses and professional fees relating to this matter. As a result of these payments and the final fairness hearing, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company as of December 30, 2005.

See Note 10, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on April 1, 2005 filed on June 15, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any stock during the three months ended December 30, 2005.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description
10.1	Amendment to the PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004.
10.2	Amendment to the PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004.
10.3	Amendment to the PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 8, 2006.

PSS WORLD MEDICAL, INC.
By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)