Form 10-K
period 2006-03-31
PSS WORLD MEDICAL INC
filed 2006-05-26
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006	Commission File Number 0-23832

PSS WORLD MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-2280364
(State of incorporation)	(I.R.S. Employer Identification No.)

4345 Southpoint Boulevard
Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (904) 332-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by nonaffiliates, computed by reference to the closing price as reported on the NASDAQ, as of September 30, 2005 was approximately $835,689,000.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at May 24, 2006, was 67,527,273.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports to shareholders, press releases, and other communications. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K that involve risks and uncertainties include, without limitation:

•	Management’s belief that the medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage;

•	Management’s belief that the elder care market is expected to continue benefiting from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home;

•	Management’s belief that the physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices;

•	Management’s belief that the additional funding under the Medicare and Medicaid programs during 2000 through 2004, or “add-on” reimbursement payments for providers of skilled nursing and long-term care services, has positively impacted the financial strength of companies providing these services;

•	Management’s belief that the conversion of the customer order entry channels (electronic data interface, GSOnline, and JDE order entry) for the Elder Care Business into a single enterprise-wide solution will be completed during the first quarter of fiscal year 2007;

•	Management’s belief that the enhancements to the i2 SCM and JD Edwards systems will enable the Company to improve fill rates and increase inventory turnover for globally-sourced products to support rapid expansion of the global product sourcing initiative;

•	Management’s belief that the Company’s costs associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material;

•	Management’s belief that the healthcare services industry will continue to be subject to extensive regulation at the federal, state, and local levels and the Company has had, and will continue to have, adequate compliance programs and controls to ensure compliance with the laws and regulations;

•	Management’s belief that any new legislation or regulations, or new interpretations of existing statutes and regulations, governing the manner in which the Company conducts its business could have a material adverse impact on the Company and could adversely affect its profitability;

•	Management’s belief that a failure of a manufacturer to comply with these requirements, or changes in such requirements, could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products that may result in a material adverse impact on the Company’s business;

•	Management’s belief that changes in the extensive regulations, or in their interpretation or enforcement, applicable to the Company’s customers could adversely impact the Company’s business in ways which are difficult for the Company to predict;

•	Management’s belief that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company;

•	Management’s belief that relations with employees are good and the Company’s long-term success depends on good relations with its employees, including its sales professionals;

•	Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations;

•	Management’s intention to retain earnings for the growth and development of the Company’s business and not declare cash dividends in the foreseeable future;

•	Management’s belief that the global sourcing initiative will increase income from operations, beginning in fiscal year 2007;

•	Management’s belief that rising fuel costs may continue to negatively impact both the Physician Business’ and the Elder Care Business’ gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods; however, the fuel surcharge is expected to offset a portion of this negative impact;

•	Management’s belief that Southern Anesthesia & Surgical, Inc.’s expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ product offerings, accelerates the penetration into the pharmaceutical market segment, and may increase the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market;

•	Management’s belief that nursing home divestitures within the Elder Care Business may continue to impact net sales in future periods as large, national chain customers may continue to divest facilities including those located in states with high malpractice claims, insurance costs, and litigation exposure;

•	Management’s belief that ownership changes of national chain customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company;

•	Management’s expectation that gross profit as a percentage of net sales may decrease in future periods due to expected increased sales of pharmaceutical products and diagnostic equipment in the Physician Business, which generate lower gross profit margins;

•	Management’s belief that gross margin may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

•	Management’s belief that the Company’s global sourcing strategy is expected to improve its cost competitiveness and increase its gross margins on certain products;

•	Management’s expectation that the settlement of the appeal related to the Internal Revenue Services’ audits of the federal income tax returns for the fiscal years 2002 and 2003 will occur during fiscal year 2007 and will not have a material impact on the Company’s financial condition or results of operations;

•	Management’s expectation that the remaining federal net operating loss carryforwards, as well as a portion of the remaining state NOL carryforwards, will be utilized during fiscal year 2007;

•	Management’s expectation to continue to make strategic business acquisitions in order to increase revenues and market share;

•	Management’s expectation that capital expenditures will be approximately $16.5 million during fiscal year 2007 and such expenditures will be funded by cash flow from operations as well as borrowings under the Company’s revolving line of credit facility;

•	Management’s expectation that cash flows from operations during fiscal year 2007 will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations;

•	Management’s expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

•	Management’s belief that the Company may seek to retire a portion of its outstanding equity through cash purchases and/or reduce its debt and may also seek to issue additional debt or equity to meet its future liquidity requirements;

•	Management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements;

•	Management’s belief that the Company may in future periods negotiate settlement of payments to manufacturers in the local currency of the country providing a product which would then subject the Company to foreign currency risk; and

•	Management’s belief that the deferred tax assets as of March 31, 2006 will be realizable to offset the projected future taxable income.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A. Risk Factors. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 1A. Risk Factors.

PART I

ITEM 1.	BUSINESS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home care providers through 42 full-service distribution centers, which serve all 50 states throughout the United States. PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has recently acquired several companies to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. Historically, the Company conducted business under a third operating segment, the Imaging Business or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. On November 18, 2002, the Company completed the sale of the Imaging Business. As a result, DI’s results of operations for fiscal year 2003 have been classified as discontinued operations, which is discussed in Note 17, Discontinued Operations, to the accompanying financial statements.

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home care and office-administered pharmaceutical segments of the United States (“U.S.”) healthcare industry is approximately $46 billion. These market segments consist of medical products, medical equipment, and pharmaceutical products administered in an outpatient setting, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home healthcare providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, podiatrists, and veterinarians. The Company’s business strategy focuses on the estimated $26.5 billion sub-segment of a larger market that includes the distribution of medical products, medical equipment, and office-administered pharmaceutical products to physician offices, long-term care and assisted living facilities, home healthcare and hospice providers, and equipment dealers.

The medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to continue benefiting from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home. For example, the January 2000 U.S. Bureau of the Census estimated that the elderly population in the U.S. will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population that is in the greatest need of long-term and elder care services and this segment is projected to more than triple to over 14 million by the year 2040. The segment of the population who is age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to continue benefiting from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices. Furthermore, as the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing these procedures in their offices. Current estimated growth rates for the physician and elder care markets are approximately 5.0 - 6.0% and 3.5 - 4.5%, respectively. The nursing home, homecare and hospice segments of the elder care market are growing at estimated rates ranging from 0% - 1%, 4% - 7% and 9% - 10%, respectively. As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. As cited in The Centers for Medicaid and Medicare Services (“CMS”), Office of the Actuary, National Health Statistics Group 2002 study, Trends and Indicators in the Changing Health Care Marketplace, total national health care spending reached $1.3 trillion in 2000, or 13.2% of the nation’s gross domestic product, and reached $1.8 trillion in 2004. Health care spending is projected to reach $3.4 trillion in 2013, or 18.4% of the estimated gross domestic product. These statistics are generally released approximately 18 months subsequent to the measurement period in reports issued by CMS and the Office of the Actuary.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a significant portion of medical care costs in the United States. In recent years, federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, home healthcare and other healthcare providers have affected spending budgets in certain markets within the medical products industry. In addition to these changes, the nursing home and home healthcare industries have been impacted by shifts in operations and business strategies, facility divestitures of elder care providers, migration of patient care to private homes as well as overall general economic conditions over the last few years.

However, management believes that the additional funding under the Medicare and Medicaid programs during 2000 through 2004, or “add-on” reimbursement payments for providers of skilled nursing and long-term care services, has positively impacted the financial strength of companies providing these services. The “add-on” reimbursement payments were scheduled to expire in September 2005, concurrently with the expected refinement of the Resource Utilization Groups (“RUGs”) during October 2005. The RUGs, which commenced as part of the Balanced Budget Act of 1997 and were further refined under the Balanced Budget Refinement Act of 1999, are used by CMS to classify the services performed by providers at skilled nursing facilities into Medicare payment groups. In May 2005, the U.S. House of Representatives and Senate voted to delay the October 2005 expiration of the RUGs and “add on” reimbursement payments in phases beginning in January 2006 and extending through October 2006. In May 2005, CMS also issued its recommendation to refine the RUGs and expand the number of RUGs from 44 to 53, which included an overall reduction in reimbursements for elder care providers beginning in October 2005. Additionally, CMS recommended a 3% market basket increase (inflationary-related reimbursement increase that is recommended by CMS and modified, approved or not approved by Congress annually) for all services administered by skilled nursing and other elder care service providers. The net effect of these changes in reimbursement as recommended by CMS, and subsequently approved by Congress, is estimated to be essentially neutral or effectively no change in reimbursement rates for fiscal year 2006 (beginning October 1, 2005). On July 28, 2005, CMS issued its final reimbursement rates for providers of skilled nursing care, confirming the May 2005 proposed rates with the addition of one dollar per day in daily average reimbursement above the May 2005 proposed rates, which is expected to benefit elder care providers at least through September 2006.

The 2006 federal budget presented for approval to Congress includes a reduction in funding for Medicaid by $10 billion over five years, which will commence during fiscal year 2007. Congress also established a Medicaid commission to recommend changes to modernize the Medicaid program to ensure the reduction in funding will be achieved over fiscal years 2007 through 2011. It is believed that the majority of the $10 billion reduction in funding will come from prescription drug pricing, with indications that the primary source would be realized under the Medicare/Medicaid prescription drug program. The $10 billion planned reduction represents approximately 3.5% of the estimated $290 billion Medicaid Program annual expenditures in 2004.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is the leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment and reagent revenues, and number of products distributed under unique arrangements. The Physician Business has approximately 700 sales professionals. On September 30, 2005, the Physician Business acquired Southern Anesthesia & Surgical, Inc. (“SAS”). SAS is a leading distributor of pharmaceutical products, including controlled and non-controlled drugs, and supplies to specialty physician offices and other alternate site healthcare providers.

Customers

The Physician Business primarily distributes products to office-based physicians who specialize in internal medicine, family practice, primary care, pediatrics, OB/GYN, and general practice. SAS primarily distributes products to specialty physician offices and other alternate site healthcare providers who specialize in oral maxillofacial surgery, plastic surgery, anesthesiology, general dentistry, gastroenterology/endoscopy, periodontics, ophthalmic surgery, dermatology, orthopedics, urology, and oncology. The Physician Business’ target market consists of approximately 593,000 physicians practicing at over 237,000 sites.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships.

Distribution Infrastructure

At March 31, 2006, the Physician Business maintained a distribution network consisting of 30 full-service distribution centers, 28 break-freight locations, and 4 redistribution facilities, which serve customers throughout the United States. The operations of a full-service distribution center include sales support and certain administrative functions, such as customer billing, collections, cash application, and customer service, as well as general warehousing functions, such as inventory management, warehouse management, and product delivery directly to customers on a daily basis via the Company-operated delivery fleet. The procurement of inventory is centralized in Jacksonville, Florida. Full-service distribution centers receive inventory directly from manufacturers and distribute product to customers and break-freight locations. The operations of the break-freight locations include local sales support and product delivery. Break-freight locations receive inventory from full-service distribution centers and distribute product directly to customers on a daily basis. In order to meet the rapid delivery requirements of customers, most products are delivered using the Company’s fleet of leased delivery vehicles. The distribution network is complemented by myPSS.com, a customer Internet ordering portal, and Instant Customer Order Network (“ICON”), a laptop-based sales force automation tool which has enabled the Physician Business to extend customer-specific services with local market product and pricing flexibility.

Products

The Physician Business distributes over 81,000 products consisting of medical-surgical disposable supplies, pharmaceuticals, diagnostic equipment, and non-diagnostic equipment.

Medical-Surgical Disposable Supplies.  This product category includes a broad range of medical supplies, including paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, latex gloves, orthopedic soft goods, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits. The Physician Business offers a broad array of branded products from numerous medical product manufacturers as well as its own private-label product line. During fiscal year 2006, the Physician Business re-branded its private label product line from PSS Select to Select Medical Products in connection with the Company’s focus on global sourcing channels to drive enhanced profitability and customer satisfaction.

Pharmaceutical Products.  This product category includes various vaccines, injectables, inhalants, topicals, ophthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics, which are used or administered in the physician’s office. As a result of the acquisition of SAS on September 30, 2005, this product category now includes controlled pharmaceutical products. Controlled pharmaceutical products include injectable anesthesia agents, narcotics, and pain management drugs.

Diagnostic Equipment.  This product category includes various equipment lines such as blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, and microscopes. Sales of certain diagnostic equipment entail the ongoing reordering of disposable diagnostic reagents. Demand for diagnostic equipment is increasing due to technological advances that enable increasingly sophisticated diagnostic tests to be performed in the physician’s office.

Non-Diagnostic Equipment.  This product category includes all other equipment used in a medical practice such as aesthetic lasers, autoclaves, examination tables, medical scales, and furniture.

Competition

The Physician Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Physician Business are large, multinational, full-line distributors as well as many smaller regional and local distributors and include McKesson Corporation, Henry Schein, Inc., and the Allegiance operating division of Cardinal Health, Inc.

THE ELDER CARE BUSINESS

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a national distributor of medical supplies and related products to the long-term and elder care industry in the United States. The Elder Care Business also provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. The Elder Care Business primarily serves the nursing home and homecare industries as well as the assisted living market segment. The nursing home industry refers to customers that operate skilled nursing facilities. The homecare industry refers to providers (companies, agencies, and care givers) of medical services, medical supplies, and equipment to patients in a home or residence setting.

Customers

The Elder Care Business distributes to independent, regional, and national nursing home facilities, home health agencies, assisted living centers, hospices, and home medical equipment dealers. The Elder Care Business has a number of large, national chain customers, which have experienced significant financial pressure since the advent of the Prospective Payment System in 1998. Approximately 19%, 21%, and 24%, of the Elder Care Business’ net sales for fiscal years 2006, 2005, and 2004, respectively, represent sales to its largest five customers.

Distribution Infrastructure

At March 31, 2006, the Elder Care Business maintained a distribution network consisting of 12 full-service distribution centers, 5 break-freight locations, 5 ancillary service centers, and 3 redistribution centers, which serve customers throughout the United States. The operations of a full-service distribution center include general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Accounts receivable collections, cash application, and procurement of inventory are centralized in Jacksonville, Florida, while customer order processing, customer billing, and customer service and sales support is centralized in Ridgeland, Mississippi. Full-service distribution centers receive inventory directly from manufacturers and distribute product to customers and break-freight locations. The operations of the break-freight locations include sales support and product delivery. Break-freight locations receive inventory from full-service distribution centers and distribute product directly to customers on a daily basis. Product is delivered using either the Company’s fleet of leased delivery vehicles or third party common carriers. Coupled with a team of approximately 150 sales professionals and GSOnline, an automated customer Internet platform, the Elder Care Business provides service to customers ranging from independent nursing homes to large national chains, as well as providers of home healthcare, sub-acute, rehabilitation, and transitional care.

Products

The Elder Care Business distributes over 25,000 medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, home medical equipment, and other supplies required by the long-term care patient.

Medical Supplies.  This product category includes wound care supplies, needles and syringes, gauze, sutures, various types of examination gloves, urological supplies, and blood and urine testing supplies and test kits. The Elder Care Business offers a broad array of branded products from numerous manufacturers as well as its own private-label product line. During fiscal year 2006, the Elder Care Business re-branded its private label product line from GS Select to Select Medical Products.

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

Services

The Elder Care Business provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis.

Competition

The Elder Care Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of different manufacturers, distributors, and suppliers. Competitors of the Elder Care Business are large, national, or multinational distributors as well as many smaller national, regional, and local distributors. The Elder Care Business’ principal competitors are McKesson Corporation; Medline, a national independent distributor; and many independent, local, and regional distributors.

CORPORATE SHARED SERVICES

Corporate Shared Services is a concentration of Company resources performing functions across the organization with a common goal of providing standardized service levels at an efficient operating cost. Corporate Shared

Services includes: accounting and finance; information technology development, infrastructure, and support; operations management; global sourcing of inventory products; regulatory compliance; human resources, training, and payroll administration; and procurement of inventory and non-inventory products and services. Corporate Shared Services allocates costs to the two operating segments for shared departmental operating costs and intercompany interest expense. The allocation of shared departmental operating costs is generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow.

VENDOR RELATIONSHIPS

The Company pursues the opportunity to market and sell medical equipment and supplies through unique and exclusive marketing arrangements. Manufacturers of medical diagnostic equipment and supplies seek to optimize the number of distributors selling their products to end users in order to reduce the cost associated with marketing and field sales support. The Company has been successful in obtaining unique or exclusive arrangements to sell certain products based on the effectiveness of its sales and marketing efforts.

Vendor relationships are an integral part of the Company’s businesses. Marketing sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are important strategies in developing and enhancing vendor relationships. The Company improves profitability by purchasing certain medical supplies, pharmaceutical products, and equipment at the lowest available price through volume discounts, rebates, product line consolidation, and under contracts whose terms are negotiated by the vendor relations group.

The Company pursues opportunities to improve margins by increasing sales of its Select Medical Products (private-label brand), leveraging the buying power of products common to the Physician Business and Elder Care Business, and implementing process improvements with vendor partners. The Company continually seeks to enhance its sourcing and vendor relationships to improve its market position.

GLOBAL PRODUCT SOURCING

The Company’s global product sourcing capabilities have been built to enhance the product sourcing process, including monitoring quality assurance and controls, and aligning product availability with customer needs. The Company’s global sourcing team consists of several functional experts in areas such as global sourcing, logistics, supply chain design and management, vendor relations, product management, quality assurance and quality controls, and business analysis.

During fiscal year 2006, the Company completed the first phase of its initiative, which was to source its private-label product offerings, which carry the brand-name Select Medical Products, directly from global manufacturers. Several major milestones reached during fiscal year 2006 included (i) establishing relationships with manufacturers in China, Thailand, Malaysia, India and the Philippines, (ii) designing and implementing regulatory and quality assurance processes; (iii) designing and building a redistribution infrastructure in the United States; and (iv) designing and implementing logistics and transportation processes. At March 31, 2006, the Company maintained approximately $17.6 million of globally-sourced product inventory, which represented approximately 200 SKUs and 30 product categories. These products were sourced from 31 factories throughout China, Thailand, Malaysia, India and the Philippines.

INFORMATION SYSTEMS

Core Enterprise Resource Planning Applications—JD Edwards XE®

The Physician and Elder Care Businesses operate the JD Edwards XE® platform (“JDE”) at all distribution centers. During fiscal year 2006, the Elder Care Business successfully completed the implementation of the JDE general ledger, accounts receivable, accounts payable, and advanced warehouse distribution modules at all of its distribution centers. The Company is currently in the process of converting all customer order entry channels (electronic data interface, GSOnline, and JDE order entry) for the Elder Care Business into a single enterprise-wide solution. Management anticipates that the conversion of these order entry channels will be completed during the first quarter of fiscal year 2007. This will complete the enterprise implementation of JDE.

Supply Chain Management—i2 Demand Planner, Replenishment Planner, Demand Fulfillment

I2 Supply Chain Management (“SCM”) enables the Company to strategize, plan, and execute its buy, move, store, fulfill, and service business processes across multiple locations to increase profitability. Specifically, i2 SCM assists the Company to (i) understand, predict, and manage customer demand collaboratively with channels and customers, (ii) profitably optimize supply to meet demand across multiple locations, (iii) communicate order delivery timing accurately to customers, and (iv) deliver customer orders at the lowest cost of fulfillment. Since the implementation of several i2 SCM modules, the Company has been able to reduce inventory stocking levels, improve fill rates, increase inventory turnover, and increase cash flow from operations.

During fiscal year 2007, the Company plans to complete development and implementation of enhancements to the i2 SCM and JD Edwards systems to support rapid expansion of the global product sourcing initiative. These enhancements will provide (i) greater visibility to and control over the longer, more variable lead times typical of products sourced directly from overseas suppliers, and (ii) improved control over the distribution of globally-sourced product from the Company’s redistribution centers to full-service distribution centers or break-freight locations. Management believes these enhancements will enable the Company to improve fill rates and increase inventory turnover for globally-sourced products.

Customer/Sales Force Automation Systems

The objective of the Company’s Customer Relationship Management (“CRM”) systems is to create a seamless and effortless connection between customers, the Company’s distribution services, and vendor resources. The Physician Business and the Elder Care Business are developing and providing sales representatives and customers with the latest technology in CRM solutions.

The Physician Business implemented a handheld inventory management device, known as “SmartScan”, that allows customers to order product electronically and effectively manage their product inventory. The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries a full year of customer buying history and accounts receivable detail, calculates and compares prices against complex GPO contracts, and transmits orders over a secure wireless network. The Physician Business’ internet portal, myPSS.com, provides its customers with a year of sales history, provides accounts receivable detail, and supports a number of purchasing methods. Approximately 75% of customer orders in the Physician Business are electronic orders received via ICON or myPSS.com.

The Elder Care Business’ CRM systems include RepNet, GSOnline, AccuSCAN, FAST, and Budget Manager. These systems have significantly improved the availability of supply chain information analysis, speed, and consistency of service. The Elder Care Business has been highly successful with these tools both with its sales force and its customer base. As a result, the Elder Care Business is the industry leader in eCommerce transactions. Approximately 72% of customer orders in the Elder Care Business are electronic orders.

REGULATORY MATTERS

General

Federal, state, and local government agencies extensively regulate the distribution of medical devices and supplies and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products. Applicable federal and state statutes and regulations require the Company to meet various standards relating to, among other things, licensure, personnel, physical security, maintenance of proper records, privacy of health information, maintenance and repair of equipment, and quality assurance programs.

The Company’s costs associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Many federal and state laws applicable to the Company are broadly worded and have not been interpreted by courts. They may be interpreted or applied by governmental authorities in a manner that differs from the Company’s interpretation, which could require the Company to make changes in its operating procedures. Allegations by a state or the federal government that the Company has not complied with these laws could have a material adverse impact on the Company. If it is determined that the Company has not complied with these laws, or if the Company enters into settlement agreements to resolve allegations of non-compliance, the Company could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Any of the foregoing could have a material negative impact on the Company. The Company believes that the healthcare services industry will continue to be subject to extensive regulation at the federal, state, and local levels and the Company has had, and will continue to have, adequate compliance programs and controls to ensure compliance with the laws and regulations.

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

The Federal Food, Drug, and Cosmetic Act generally regulates the manufacture and importation of drugs and medical devices shipped via interstate commerce, including such matters as labeling, packaging, storage, and handling of such products. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or be licensed in each state in which business is conducted in accordance with federally established guidelines on storage, handling, and records maintenance. The Safe Medical Devices Act of 1990 imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury, or death caused by a medical device. The Company may also be required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates.

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

Other Laws

The Company is subject to various additional Federal, state and local laws, and regulations in the United States, relating to the safe working conditions and the sales, use and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials, and supplies. Furthermore, the Department of Transportation regulates the conveyance of regulated materials, both in Company-leased delivery vehicles and via common carrier.

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

The extensive Federal and state laws and regulations described above apply not only to the Company, but also to the manufacturers which supply the products distributed by the Company and the Company’s physician and other healthcare customers. For instance, medical product and device manufacturers are subject to design, manufacturing, labeling, promotion and advertising standards imposed on, as well as registration and reporting requirements regarding, their facilities and products. Likewise, pharmaceutical manufacturers are subject to development, manufacturing and distribution regulation by the Food and Drug Administration, the Drug Enforcement Administration and other Federal, state and local authorities. Failure of a manufacturer to comply with these requirements, or changes in such requirements, could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products. Such interruptions may result in a material adverse impact on the Company’s business. Similarly, changes in the extensive regulations or in their interpretation or enforcement, applicable to the Company’s customers could adversely impact the Company’s business in ways which are difficult for the Company to predict.

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL (and Design), PSS, PSS ADVANTAGE CLUB THE ADVANTAGE IS SAVING YOU MONEY (and Design), ANSWERS, SOUTHERN ANESTHESIA & SURGICAL, INC. (and Design), and NIGHTINGALE, among others, and has applied to register the marks ADVANCE PLUS + SOUTHERN ANESTHESIA & SURGICAL, Inc. (and Design), GULF SOUTH MEDICAL SUPPLY (and Design), SELECT MEDICAL PRODUCTS (and Design), and PSS SMARTSCAN. The Company believes that the PSS World

Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company.

EMPLOYEES

As of March 31, 2006, the Company employed 3,214 full-time and 55 part-time employees. The Company believes that ongoing employee training is critical to its success and, accordingly, invests significant resources in recruiting, training, and continuing professional development. In support of the Company’s mission statement and commitment of being the employer of choice, the Company offers both online and instructor-led training. The Company’s Online Source for Career Advancement and Retention (“OSCAR”) is an innovative, Internet-based, enterprise-wide learning management system that is designed to provide a comprehensive learning environment and in-depth training for every employee. OSCAR enables employees to gain product, regulatory, career advancement, industry, and distribution-process knowledge and training within a consistent and reliable educational forum. At March 31, 2006, there were approximately 145 online classes available to employees and since its inception in 2001, employees have completed over 61,500 classes online. The Company conducted approximately 29 classes and trained over 450 employees in an instructor-led classroom during fiscal year 2006. Management believes that relations with employees are good and the Company’s long-term success depends on good relations with its employees, including its sales professionals.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Any documents that have been filed with the SEC may be read and copied, at prescribed rates, at its Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These documents are also filed with the SEC electronically and are accessible on the SEC’s Internet website found at www.sec.gov. Copies of materials filed with the SEC may also be obtained from the Company’s Internet website found at www.pssworldmedical.com.

The Company also provides public access to its Code of Ethics, the Audit Committee Charter, and the Corporate Governance Committee Charter. The Code of Ethics and Corporate Governance Committee Charter may be viewed free of charge on the Company’s web site www.pssworldmedical.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer, or principal accounting officer) on its web site. The Audit Committee Charter is an exhibit to the Company’s definitive proxy Statement and may be obtained by writing to: PSS World Medical, Inc., Investor Relations, 4345 Southpoint Blvd., Jacksonville, Florida 32216.

ITEM 1A.	RISK FACTORS

The Company’s continued success depends on management’s ability to identify, prioritize and appropriately manage a wide range of enterprise risk exposures. Readers should carefully consider each of the following risks and additional information set forth in this Annual Report on Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release web casts, investor conference presentations, or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks and uncertainties develops into actual events, it could materially affect the Company’s business, financial condition or results of operations, cause the trading price of the Company’s common stock to decline materially, or cause actual results to differ materially from those expected.

The Company’s business is dependent on sophisticated data processing systems that are critical to the business operations.

The Company has increasingly become more reliant on its information systems due to centralizing certain customer support and administrative processes. The success of the Company’s business relies on the ability to obtain, process, analyze, maintain, and manage data. Management relies on the capability, accuracy, timeliness, and stability of its data processing systems to:

•	receive and ship customer orders;
•	manage customer billings and collections;
•	provide point-of-sale product cost information net of rebates;
•	track and report third-party ancillary billing services;
•	provide product reporting, such as product sales by vendor and vendor incentives earned;
•	manage centralized procurement and inventory management processes;
•	track and report regulatory compliance related to certain drugs and devices;
•	provide sophisticated manufacturer rebate tracking, compliance, verification, and correction;
•	ensure payments to vendors are made in accordance with negotiated terms;
•	ensure certain key automated internal controls are operating;
•	report financial statements and related information on a quarterly basis to the public;
•	integrate acquisitions; and
•	process employee compensation and provide record keeping.

The Company’s business, financial condition, and results of operations may be materially adversely affected if, among other things:

•	data errors are created by the system and remain undetected;
•	data processing capabilities are interrupted or fail to operate for any extended length of time;
•	data services are not kept current;
•	the data processing system becomes unable to support expanded business;
•	data is lost or unable to be re-stored or processed;
•	data security is breached;
•	product maintenance and upgrades to the enterprise resource planning (“ERP”) system, without reasonable notification, are no longer provided, by vendors; or
•	a revision is made to the estimated useful lives for certain computer software.

The Elder Care Business’ implementation of the JD Edwards customer service module could temporarily disrupt its operations.

The Elder Care Business has successfully completed the implementation of the JD Edwards XE® general ledger, accounts receivable, accounts payable, and distribution modules at all of its distribution centers. During fiscal year 2006, the Elder Care Business commenced the implementation of the customer service module of JDE XE. Management anticipates that this implementation will be successfully completed during the fiscal year 2007; however, there can be no assurance that the implementation will be completed within the time frame projected by management. There also can be no assurance that the implementation of the JDE XE customer service module at the Elder Care Business’ distribution centers will be successfully completed without disrupting the operations of the business. If the implementation disrupts the operations of the Elder Care Business or is not completed in a timely manner, the Company’s business and results of operations may be materially adversely impacted.

Numerous factors, many of which cannot be controlled by the Company, may cause the Company’s net sales and results of operations to fluctuate quarterly, which may adversely affect the market price of the Company’s common stock.

The Company’s net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for the products and services offered by the Company;
•	the introduction of new products and services offered by the Company and its competitors;
•	seasonal vaccine sales;
•	retention of sales representatives and other key employees;
•	acquisitions, disposals, or investments by the Company;
•	changes in manufacturers’ pricing policies and/or contract terms;
•	changes in manufacturers’ distribution strategies;
•	changes in the level of operating expenses;
•	changes in estimates used by management;
•	changes in business strategies by competitors;
•	changes in the Company’s business strategies;
•	product supply shortages;
•	product recalls by manufacturers;
•	inventory valuation adjustments;
•	changes in product mix;
•	general economic conditions;
•	fuel costs and third party shipping rates;
•	inclement weather;
•	changes in accounting principles;
•	disruptions resulting from implementing strategic business plans;
•	disruptions resulting from implementing ERP systems;
•	the number of selling days in a period; and
•	changes by the government, including changes in reimbursement rates and regulatory requirements related to the distribution of pharmaceutical products.

Accordingly, management believes that period-to-period comparisons of the results of operations should not be relied upon as an indication of future performance because these factors may cause the Company’s results of operations to be below analysts’ and investors’ expectations in certain future periods. This could materially and adversely affect the trading price of the Company’s common stock.

The Company’s future results of operations could be adversely affected by operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes.

A severe weather event such as a hurricane, tornado, or flood could cause severe damage to the Company’s property and inventory. In addition, such weather events can cause extended disruptions to the Company’s operations. The Company can provide no assurance that a future hurricane or other local disaster would not materially impact the Company’s business or results of operations in the future.

The Company has developed disaster recovery plans, which includes the use of third party back-up facilities for information system infrastructure. In addition, the Company maintains business interruption insurance for instances of catastrophic loss. There is a risk that the Company may fail to execute its disaster recovery plans and incur losses that either exceed insurance policy limits or are excluded from policy provisions. Furthermore, the Company may have difficulty obtaining business interruption insurance in the future or similar types of coverage may not be available in the markets in which it operates. The Company’s failure to execute or the inability to execute any of its disaster recovery plans and inability to obtain adequate insurance coverage could materially adversely impact the Company’s business and results of operations.

The Company may face increasing, competitive pricing pressures on its sales to large national and regional accounts and consolidated provider groups.

Sales to large, national and regional accounts and consolidated provider groups, especially in the long-term care market, represent a significant portion of the Company’s revenue base. Competitive pricing pressures may increase due to:

•	change in ownership of the large chains;
•	additional negotiating leverage of large, regional and national chains;
•	vendor agreements containing volume discounts;
•	service specifications;
•	financial health of customers;
•	activity of competitors; and
•	activity of Group Purchasing Organizations (“GPOs”).

The Company’s business strategy may not mitigate the effect of pricing pressures which could adversely impact the Company’s net sales, gross margins, and results of operations.

Pricing and customer credit quality pressures, due to reduced spending budgets by healthcare providers, may affect the Company’s net sales, ability to collect accounts receivable, and results of operations.

A significant portion of medical care costs in the United States are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement to hospitals, physicians, nursing homes, home health providers, and other healthcare providers have significantly impacted spending budgets in certain markets within the medical-products industry. Future changes in Medicare and state administered Medicaid programs may limit payments to providers served by the Company, particularly within the long-term care industry. Also, any reduction in the reimbursements available to physicians under Medicare and Medicaid programs may lead to a corresponding reduction in the spending budgets of physicians, the principal customers of the Physician Business. Significant reductions in reimbursement levels and adjustments may negatively impact the Company’s customers’ financial health and liquidity and may negatively affect the Company’s results of operations.

The Elder Care Business has a limited number of large customers.

The Elder Care Business, which depends on a limited number of large customers for a significant portion of its net sales, has long-term contracts with each of its largest customers. The consolidation or divestiture of large nursing home facilities may result in the loss of a significant, large customer or portion thereof in the Elder Care Business and could have a material adverse effect on the Company’s business and results of operations. In addition, an adverse change in the financial condition of one or more of these large customers could have a material, adverse effect on the Company’s results of operations or financial condition. The future results of operations of the Elder Care Business depends on its ability to successfully restructure operations to remove operational and other costs associated with revenue declines due to the loss of these large customers as well as increase penetration in existing regional and independent accounts.

The viability of the Company’s customers may be threatened by increasing costs of malpractice claims and liability insurance.

Insurance rates for customers of the Elder Care and Physician Businesses have greatly increased. If meaningful reform legislation is not adopted or adopted legislation is not effective in reducing these rates, many of the Company’s customers may be adversely affected which, in turn, could affect their profitability. As a result, customer financial viability may be adversely impact the Company’s financial condition, net sales, results of operations, and cash flows from operations.

The Company may not be able to continue to compete successfully with other medical supply companies and direct manufacturers.

The medical supply distribution market is highly competitive. The Company’s results of operations could be materially adversely affected if competitors lower prices of products similar to those distributed by the Company. Principal competitors of the Company include full-line and full-service, multi-market medical distributors, internet distributors, and direct manufacturers, many of which have a national presence. The Company also faces significant competition from regional and local dealers, telesales firms, internet companies, and mail order firms. The Company’s competitors may have the following strengths:

•	sales representatives competing directly with the Company;
•	capability to market products directly to the Company’s customers;
•	access to many products distributed by the Company from various suppliers;
•	substantially greater financial resources than the Company;
•	lower product costs; and
•	lower operating costs.

If the Company is unable to compete successfully with other medical supply distributors and direct manufacturers, the Company’s business, financial condition, and results of operations may be materially adversely affected.

Continued consolidation of medical supply distributors within the healthcare industry may lead to increased competition.

Consolidation within the healthcare industry has resulted in increased competition by direct manufacturers, large national distributors, and drug wholesalers, and may result in lower customer pricing and/or higher operating costs. Continued consolidation of medical supply distributors could result in the following:

•	competitors obtaining exclusive rights to market products to the Company’s customers;
•	potential new entrants to the markets the Company serves;
•	national hospital distributors, drug wholesale distributors, and healthcare manufacturers could begin focusing their efforts more directly on the Company’s markets;
•	hospitals that form alliances with long-term care facilities to create integrated healthcare networks may look to hospital distributors and manufacturers to supply their long-term care affiliates; and
•	provider networks created through consolidation among physician provider groups, long-term care facilities, and other alternate site providers may shift purchasing decisions to people with whom the Company has no current selling relationship.

There can be no assurance that the Company will maintain operating margins and customer relationships and avoid increased competition and significant pricing pressure in the future if medical supply distributor consolidations occur.

Expansion of the multi-tiered costing structure may place the Company at a competitive disadvantage.

The medical-products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than the Company. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Although the Company is seeking to obtain similar terms from manufacturers and obtain access to lower prices dictated by GPO contracts or other contracts, management cannot assure that such terms will be obtained or contracts will be executed.

The Company depends on the availability of multi-tiered priced products from other distributors at prices lower than the manufacturers’ list prices.

The Company depends on the availability of multi-tiered priced products from other distributors at costs that are lower than the manufacturers’ list prices. The reduction of availability of lower-priced product costs could negatively impact the Company’s gross margins. If the Company cannot obtain prices from other distributors that are lower than the manufacturers’ list prices, the Company’s gross margin and results of operations may be materially adversely affected.

If the government allows hospitals or GPOs to provide free hardware and software to physician offices, the Company’s ability to distribute medical supplies may be threatened.

Hospitals and GPOs may offer free goods or service, such as hardware and software, to physician offices in order to entice the physicians to conduct business with them. As a result, physicians may gain direct access to hospital contracts and pricing and may have the hospitals perform the purchasing function directly. This may threaten the Company’s ability to compete effectively which would in turn negatively impact the Company’s results of operations.

The ability to maintain good relations with vendors may affect the Company’s overall profitability.

Currently, the Company relies on vendors to provide, among other things:

•	field sales representatives’ technical and selling support;
•	acceptable purchasing, pricing, and delivery terms;
•	sales performance incentives;
•	financial support of sales and marketing programs;
•	promotional materials; and
•	product availability.

There can be no assurance that the Company will be successful in maintaining good relations with its vendors.

The Company depends heavily on significant distributorship agreements and the termination of any agreements may reduce the Company’s net sales and results of operations.

The Company has unique distribution agreements with approximately 2,300 vendors. The Company relies on these vendors to manufacture and supply these products. None of the vendors accounted for more than 10% of the Company’s consolidated inventory purchases during the fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004. However, if any significant distribution agreement between the Company and a vendor is terminated, the Company’s net sales and results of operations may be materially adversely affected.

The Physician Business’ net sales and results of operations may be negatively impacted by the Company’s inability to obtain influenza vaccines.

Net sales during the fiscal years 2006 and 2005 were negatively impacted by Chiron Corporation’s (“Chiron”) inability to supply the Fluvirin® influenza vaccine to the U.S. market. Currently, Chiron is the Company’s primary supplier of the influenza vaccine. Net sales may be negatively impacted in the future as a result of partial or non-delivery of the expected doses of the influenza vaccines. Partial or non-delivery of the expected doses of the influenza vaccines may also negatively impact customer relationships.

The Company must hire and retain qualified sales representatives to continue its sales growth.

The Company’s ability to retain existing customers and attract new customers is dependent upon hiring new sales representatives, retaining existing sales representatives, and offering competitive compensation to sales representatives. Customer relationships are at risk if a sales representative ceases employment with the Company. This is particularly a risk where the representative seeks employment with a competitor. The Company has increased the use of employment agreements containing restrictive covenants which protect the Company’s legitimate business interests. However, these agreements have not been obtained from all sales representatives. In addition, the terms of these agreements in certain states may not be enforceable. The Company may not be able to obtain an agreement from each such employee. The inability to adequately hire or retain sales representatives could limit the Company’s ability to expand its business and increase sales.

The Company must retain the services of senior management.

The Company’s success depends largely on the efforts and abilities of senior management, particularly the executive management team. In addition, the Company is also dependent upon the operations and sales managers at each distribution center because of the decentralized operating structure. Although the Company maintains key man life insurance for its chief executive officer, chief financial officer, and the chief operating officer, the loss of services of one or more of its members of senior management may adversely affect the Company’s business. In addition, the Company may not be successful in attracting and retaining other key personnel.

The Company’s strategy for growth may not result in additional net sales or operating income and may have an adverse effect on working capital, operating cash flow, and results of operations.

The Company seeks to increase revenues and operating income by:

•	expanding product offerings;
•	expanding sales support services;
•	expanding sales force for home care customers;
•	expanding sales force productivity;
•	developing innovative marketing and distribution programs;
•	maintaining and expanding vendor incentive programs;
•	expanding e-commerce initiatives and development;
•	leveraging its infrastructure and information systems;
•	improving distribution capability and efficiency through systems development and implementation;
•	improving supply chain efficiency through centralization and systems implementation; and
•	improving operating margins through the global product sourcing initiative.

These business strategies for growth will result in increased costs and expenses. There can be no assurance that the Company’s business strategy for growth will result in additional net sales or operating income. In addition, the implementation of the Company’s business strategy for growth may have an adverse effect on working capital, operating cash flow, and results of operations.

The Company’s operations and prospects in Asia are subject to political, economic and legal uncertainties.

The Company is currently executing a global sourcing strategic initiative whereby certain products will be purchased directly from Asian manufacturers. The Company’s business, financial condition and results of operations may be adversely affected by changes in the political, social or economic environment in Asia.

Changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s ability to conduct business and its results of operations.

The operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations and/or service interruptions by third parties.

The Company’s operating costs are affected by increases or fluctuations in the cost of gasoline and diesel fuel. Products are delivered to customers either by the Company-leased delivery fleet or a third party, common carrier. The Physician and Elder Care Businesses currently operate a delivery fleet of over 500 vehicles and management considers the deployment of this fleet to be one of the Company’s competitive advantages. Significant increases in the cost of fuel have impacted the Company’s cost to deliver product to customer and the operating costs of common carriers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. In addition, significant increases in the cost of fuel may increase the landed cost of product obtained from vendors due to increased inbound freight costs as well as increased shipping costs for globally sourced product. Similarly, strikes or other service interruptions by third party, common carriers may cause an increase in the Company’s operating expenses and adversely affect the Company’s ability to deliver products on a timely basis.

Management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods. The fuel surcharge implemented during fiscal year 2006 is expected to offset a portion of this negative impact. If the Company is unable to successfully recover increased costs due to increased fuel prices and surcharges from third parties from its customers, the Company’s operating costs may be negatively affected.

The Company’s significant investment in inventory may be exposed to risk of product obsolescence or decline in market valuation.

In order to provide prompt and complete service to customers, the Company maintains a significant investment in inventory at its full-service distribution centers and redistribution centers. Inventory control procedures and policies are in place to monitor the risk of product obsolescence or declining market prices. Nevertheless, management cannot assure that:

•	such procedures and policies will continue to be effective;
•	the demand for certain product lines will continue;
•	unforeseen product development or price changes will not occur; or
•	the write-off of any unsold inventory in the future will not be significant.

In addition, inventory purchased as a result of a business combination may include different product lines that are not normally distributed by the Company. These product lines may be difficult to sell and, therefore, may result in a write-off if such inventory is not saleable in the future. Any inventory write-offs could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Business acquisitions may decrease existing shareholders’ percentage ownership in the Company and/or require the Company to incur additional debt.

Future acquisitions or investments may be financed by the issuance of equity securities that would increase the number of outstanding common shares and may decrease earnings per share. As a result, the market price of the Company’s common stock may decline. Additionally, the Company may incur additional debt to finance an acquisition that could result in a decline in the market price of the Company’s common stock. Furthermore, amortization expense related to identifiable intangible assets may significantly reduce profitability and adversely affect the Company’s business, financial condition, and results of operations.

If difficulties are encountered while integrating the operations of acquired companies with the operations of the Company, profitability may be adversely affected.

The Company may be unable to successfully integrate the operations of acquired companies and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired company may be difficult when the acquired business is in a market in which the Company has limited or no expertise, or has a different corporate culture. If the operations of acquired companies are not successfully integrated, the Company may:

•	incur substantial costs and delays;
•	experience operational, technical, or financial problems;
•	divert management’s attention and other resources away from the day-to-day operations; and
•	damage relationships with key customers and employees.

If the operations of acquired companies are not successfully integrated with the operations of the Company in an efficient manner, the Company’s business, financial condition and results of operations may be adversely affected.

The Company’s indebtedness may limit its ability to obtain additional financing in the future and may limit its flexibility to react to industry or economic conditions.

The Company maintains an asset-based revolving line of credit (“LOC”), which permits maximum borrowings of up to $200 million. The maximum borrowings may be increased to $250 million at the Company’s discretion. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Any deterioration in the realizability of these assets could reduce the availability of borrowings under the LOC. At March 31, 2006, there were no outstanding borrowings under the LOC and the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to an additional $199.6 million.

Increases in the level of the Company’s indebtedness could adversely affect the Company’s liquidity and reduce the Company’s ability to:

•	obtain additional financing in the future for working capital requirements;
•	make capital expenditures;
•	acquire businesses; and
•	react to changes in the industry and economic conditions in general.

Operating cash requirements are normally funded by borrowings under the LOC and cash flows from operating activities. The Company expects that sources of capital to fund future growth in the business will be provided by a combination of cash flows from operating activities, borrowings under the LOC, capital markets, and/or other financing arrangements. However, changes in capital markets or adverse changes to the Company’s operations may disrupt the Company’s ability to maintain adequate levels of liquidity.

If the Company is unable to generate sufficient cash flow from operating activities to service the indebtedness, the Company will be forced to adopt an alternative strategy that may include the following options:

•	reduce or delay acquisitions and capital expenditures;
•	sell assets;
•	restructure or refinance existing indebtedness; and
•	seek additional equity capital.

The price of the Company’s common stock and the trading value of the convertible senior notes may be volatile.

The Company’s common stock experiences significant price and volume fluctuations. Trading prices of the Company’s common stock may be influenced by operating results, projections, and economic, financial, regulatory and other factors. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of the Company’s common stock.

The market price of the convertible senior notes (“Notes”) is expected to be significantly affected by the market price of the Company’s common stock as well as the general level of interest rates and the Company’s credit quality. This may result in a significantly greater volatility in the trading value of the Notes than would be expected for nonconvertible debt securities the Company may issue.

The price of the Company’s common stock also could be affected by possible sales of the Company’s common stock by investors who view the Notes as a more attractive means of equity participation in the Company and by hedging or arbitrage activity that management expects to develop involving the Company’s common stock as a result of the issuance of the Notes. The hedging or arbitrage activity, in turn, could affect the trading prices of the Notes.

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

The Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Note 16, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company faces litigation risk exposure to product liability and other claims.

The Company is primarily a distributor of medical products, equipment, and pharmaceutical related products. As a result, there is a risk that injury or other liability arising from the use or transportation of the products may occur and result in litigation against the Company. Accordingly, the Company maintains various insurance policies, including product liability insurance, to cover such exposure at amounts that management considers to be adequate. Additionally, in many cases the Company may be indemnified by the manufacturer of the product for any product liability claims.

There can be no assurance that the coverage maintained by the Company under various insurance policies is sufficient to cover future claims or are available in adequate amounts at a reasonable cost. In addition, there can be no assurance that the indemnification agreements provided by manufacturers will adequately protect the Company; particularly the enforceability of indemnification provisions provided by overseas vendors for globally-sourced products. A successful claim brought against the Company in excess of available insurance or indemnification agreements, or any claim that results in significant adverse publicity against the Company, could harm the Company’s business, reputation, and results of operations.

The Company faces risk that proprietary rights may infringe on the rights of third parties.

The Company believes that its private-label products and other proprietary rights do not infringe upon the proprietary rights of third parties. However, from time-to-time, third parties may assert infringement claims against the Company. If the Company was found to be infringing on other’s rights, the Company may be required to pay substantial damage awards, obtain a license, or cease selling the products that contain the infringing property. Such actions may be significant and result in material losses to the Company.

If environmental claims arise, the Company could incur substantial liabilities and costs.

The Company’s operations and properties are subject to various federal, state and local laws and regulations relating to environmental matters. As such, the Company may be responsible for the investigation and remediation of property contaminated by hazardous, toxic, or other chemical substances, regardless of whether the Company is responsible for such contamination. The costs of such investigation and remediation requirements may be substantial. In addition, the Company could be held liable to governmental entities or third parties for any property damage, personal injury, and investigation and cleanup costs incurred by such parties in connection with the contamination. These costs and liabilities could have a material adverse effect on the Company’s business, financial condition, and results of operations. Furthermore, the costs of complying with more stringent standards, as well as any liabilities associated with noncompliance with such standards imposed on the Company, may result in a material adverse effect on the Company’s business, financial condition, and results of operations.

If management fails to maintain an effective system of internal controls, the Company may not be able to accurately report its financial results.

Effective internal controls are necessary to provide reliable financial reports. If the Company cannot provide reliable financial reports, its business and results of operations could be adversely affected. Any failure to maintain effective internal controls over financial reporting may cause the Company to fail to meet its reporting obligations, which could have a negative impact on the trading price of its common stock.

The Articles of Incorporation, Bylaws, Rights Agreement, and Florida law may inhibit a takeover of the Company or could deprive the Company’s shareholders of the opportunity to obtain a takeover premium for their shares.

The Company’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws and Florida law contain provisions that may delay, deter, or inhibit a future acquisition that might otherwise result in the Company’s shareholders receiving a takeover premium for their shares. This could occur even if shareholders are offered an attractive value for their shares of common stock or if a substantial number or even a majority of the Company’s shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any transaction. A staggered Board of Directors, the State of Florida’s Affiliated Transaction Statute, or the State of Florida’s Control-Share Acquisition Statute could delay, deter, or inhibit potential offers to acquire the Company.

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

The health care industry is highly regulated and the Company is subject to various federal, state, and local laws and regulations, which include the operating and security standards of the Drug Enforcement Agency (“DEA”), the FDA, various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (“HHS”), the Occupational Safety and Health Administration (“OSHA”), CMS, the State Attorney General, State Medicaid fraud units, and other comparable agencies. The Company’s global product sourcing initiatives have increased the Company’s exposure to these regulatory agencies. Certain of the Company’s distribution service centers may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, HHS, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing, and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations. In addition, there can be no assurance that the Company will be able to maintain or renew existing permits and licenses or obtain, without significant delay, future permits and licenses needed for the operation of the Company’s businesses.

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

Although the Company attempts to comply with law and regulations applicable to the marketing and sale of medical products and supplies, such standards are rapidly developing and often subject to multiple interpretations. Failure to comply with such laws and regulations could have a material adverse affect on the Company, including criminal and civil penalties, administrative sanctions, fines, and other adverse actions, including but not limited to exclusion from participation in Medicare, Medicaid, and other Federal and state health care programs. Furthermore, the circumvention or disregard by Company employees of Federal and state regulations pertaining to filing claims for health care reimbursement by employees or customers could subject the Company to risk.

The distribution of controlled pharmaceutical products by the Physician Business is subject to review by federal agencies.

On September 30, 2005, the Physician Business acquired Southern Anesthesia & Surgical, Inc., a distributor of controlled and non-controlled pharmaceuticals as well as medical supplies to office-based physicians and surgery centers in all 50 states. As a result, the Company must comply with DEA regulations when purchasing, handling or selling Schedule II, III, IV and V Drugs and List I Chemicals including ephedrine and Pseudoephedrine. The DEA conducts regular routine inspections of facilities holding DEA permits. Failure to comply with the regulations governing Scheduled Drugs and Listed Chemicals could subject the Company to adverse actions by its customers and suppliers and could subject the Company to substantial fines or penalties and other sanctions, including prohibiting the Company from purchasing, handling, and distributing such products. An adverse determination regarding the Company’s compliance with the DEA regulations relating to physical security, record-keeping and required reporting requirement, brought by either the government or a private individual, could have a material effect on the Company’s financial condition and results of operations.

The Medicare Part B billing services provided by the Elder Care Business is subject to review by federal agencies.

The Elder Care Business provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. As a result, the Company must comply with laws and regulations governed by Medicare, Medicaid, other federal health care programs, managed care or third-party payor regarding billing, coding, claim submission, and coverage. Failure to comply with Medicare, Medicaid, other federal programs, managed care or third party payor reimbursement, or financial reporting regulations, or otherwise committing healthcare fraud, may subject the Company to adverse actions by its clients, the government, or private payors. These adverse actions may result in delays or lost reimbursement, recoupment of amounts previously paid, and could subject the Company to substantial fines or penalties, and other sanctions, including exclusion from participation in any federal health care program. The government is actively involved in investigation of allegations of health care fraud. In addition, the Federal False Claims Act creates a financial incentive for private individuals, called whistleblowers, to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. An adverse determination regarding the Company’s compliance with Medicare, Medicaid, or other Federal health care program’s billing, coding, claim submission, and coverage requirements, brought by either the government or a private individual, could have a material effect on the Company’s financial position and results of operations.

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase the Physician Business’ operating costs and reduce profitability.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the integrity of the supply channel that affects the purchase, sale, and shipment of pharmaceutical products. For example, Florida and other states are implementing pedigree requirements that require wholesalers to provide healthcare providers access to paperwork tracing drugs back to the manufacturers. These and other requirements may increase the Company’s cost of operations. As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. Management cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. Furthermore, the costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on the Company’s results of operations and financial condition.

Failure to comply with the United States Foreign Corrupt Practices Act and other laws could adversely impact the Company’s competitive position and subject us to penalties and other adverse consequences.

The Company is subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with the Company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the non-U.S. countries in which the Company conducts business. The Company has implemented safeguards to prevent and discourage such practices by employees and agents. The Company can make no assurance, however, that employees or other agents will not engage in such conduct for which the Company might be held responsible. If employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is also subject to the Patriot Act and other anti-boycott and reporting laws. Failure to comply with these laws could subject the Company, its employees or other agents to penalties and other adverse consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2006 and that remain unresolved.

ITEM 2.	PROPERTIES

At March 31, 2006, PSS World Medical, Inc. maintained 42 full-service distribution centers, 33 break-freight locations, 5 ancillary service centers, and several redistribution facilities, which serve all 50 states throughout the United States. The Company leases all locations. The following tables identify the full-service distribution centers and break-freight locations for each operating segment.

Physician Business

Full-Service Distribution Center Locations

Charlotte, NC	Jacksonville, FL	Orlando, FL	Seattle, WA
Chicago, IL	Kennesaw, GA	Phoenix, AZ	St. Louis, MO
Columbia, SC	Lenexa, KS	Plymouth, MN	St. Petersburg, FL
Denver, CO	Los Angeles, CA	Pittsburgh, PA	Tulsa, OK
Fairfield, NJ	Louisville, KY	Richmond, VA	Wareham, MA
Grand Prairie, TX	Lubbock, TX	Rochester, NY	West Sacramento, CA
Honolulu, HI	Memphis, TN	Salt Lake City, UT
Houston, TX	New Orleans, LA	San Antonio, TX

Break Freight Locations
Albany, NY	Cleveland, OH	Lafayette, LA	Portland, OR
Big Bend, WI	Columbia, SC	Las Vegas, NV	Raleigh, NC
Blue Ash, OH	Chattanooga, TN	Little Rock, AR	Roanoke, VA
Bethlehem, PA	Farmingdale, NY	Nashville, TN	San Diego, CA
Baton Rough, LA	Hanover, MD	Newark, CA	Tallahassee, FL
Birmingham, AL	Indianapolis, IN	Omaha, NE	Troy, MI
Chesapeake, VA	Knoxville, TN	Pompano Beach, FL	Tyler, TX

Redistribution Facilities
Austell, GA	Jacksonville, FL	Los Angeles, CA	Santa Ana, CA

Elder Care Business

Full-Service Distribution Center Locations
Austell, GA	Mesquite, TX	Ontario, CA	Ridgeland, MS
Gahanna, OH	Middletown, PA	Orlando, FL	Sacramento, CA
Londonderry, NH	Morrisville, NC	Omaha, NE	Windsor, WI

Break Freight Locations
Eau Claire, WI	Fresno, CA	Indianapolis, IN	San Antonio, TX
Fallbrook, CA

Redistribution Facilities
Austell, GA	Jacksonville, FL	Los Angeles, CA

Ancillary Service Centers
Birmingham, AL	Franklin, TN	Indianapolis, IN	Ridgeland, MS
Fallbrook, CA

In the aggregate, the Company’s service center locations consist of approximately 2.3 million square feet of leased space. The lease agreements have expiration dates ranging from April 2006 to September 2015 and facilities ranging in size from approximately 1,000 square feet to 113,200 square feet.

The Company’s corporate office complex consists of approximately 106,100 square feet of leased office space located at 4345 Southpoint Boulevard and 4190 Belfort Road, Jacksonville, Florida 32216. These leases expire in March 2014.

As of March 31, 2006, the Company’s facilities provided adequate space for the Company’s operations. Throughout the Company’s history of growth, the Company has been able to secure adequate facilities to meet its operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

In May 1998, the Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The lawsuit alleged that the defendants engaged in violations of Sections 14(a) and 20(a) of the Securities Exchange Act and SEC Rule 14a-9. The allegations referenced a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of approximately $16.5 million, of which approximately $12.7 million was recovered through existing insurance policies. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005. The final fairness hearing was held on December 20, 2005. The Court entered the Final Judgment and Order of Dismissal with Prejudice on December 20, 2005. During the three months ended December 30, 2005, the Company made payments totaling approximately $3.8 million to cover the uninsured losses and professional fees relating to this matter. As a result of these payments and the final fairness hearing, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company as of December 30, 2005.

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

No matters were submitted to a vote of shareholders during the quarter ended March 31, 2006.

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

Quarter Ended	High	Low

Fiscal Year Ended April 1, 2005:
June 30, 2004	$13.00	$8.92
October 1, 2004	$11.60	$8.60
December 31, 2004	$13.05	$9.06
April 1, 2005	$13.11	$11.00
Fiscal Year Ended March 31, 2006:
July 1, 2005	$12.59	$10.76
September 30, 2005	$14.85	$12.13
December 30, 2005	$16.65	$11.92
March 31, 2006	$19.66	$14.74

Holders of Common Stock

As of May 19, 2006, there were approximately 1,800 holders of record of the Company’s common stock.

Cash Dividends

Since inception, the Company has neither declared nor paid cash dividends. Management intends to continue to retain earnings for the growth and development of the Company’s business; therefore, the Company does not anticipate that any cash dividends will be declared in the foreseeable future. The Company’s revolving line of credit agreement contains certain covenants that limit the amount of cash dividends that can be declared by the Company.

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

In the event that an Acquiring Person acquires 15% or more of the common stock or commences a tender or exchange offer for 15% or more of the common stock, each right entitles the holder to purchase for the then current exercise price that number of shares of common stock having a market value of two times the exercise price, subject to certain exceptions. Similarly, if the Company is acquired in a merger or other business combination or if 50% or more of the Company’s assets or earning power is sold, each right entitles the holder to purchase at the then current exercise price that number of shares of common stock of the surviving corporation having a market value of two times the exercise price. The rights, which do not entitle the holder thereof to vote or to receive dividends, expire on April 20, 2008 and may be terminated by the Company under certain circumstances.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data for fiscal years 2002 through 2006 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the restatement of the Imaging Business as discontinued operations. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,619,417	$1,473,769	$1,349,917	$1,177,893	$1,104,145
Income from continuing operations	44,257	39,384	28,703	8,814	11,400
Total loss from discontinued operations	—	(412)	(1,164)	(63,577)	(92,597)
Net income (loss)	$44,257	$38,972	$27,539	$(54,763)	$(81,197)

Earnings (loss) per share—Basic:
Income from continuing operations	$0.67	$0.61	$0.43	$0.12	$0.16
Total loss from discontinued operations	—	(0.01)	(0.02)	(0.91)	(1.30)

Net income (loss)	$0.67	$0.60	$0.41	$(0.79)	$(1.14)

Earnings (loss) per share—Diluted:
Income from continuing operations	$0.66	$0.60	$0.42	$0.12	$0.16
Total loss from discontinued operations	—	(0.01)	(0.02)	(0.90)	(1.29)

Net income (loss)	$0.66	$0.59	$0.40	$(0.78)	$(1.13)

Weighted average shares outstanding:
Basic	65,643	64,547	67,074	69,680	71,184
Diluted	66,887	65,607	67,990	70,374	71,953
Ratio of earnings to fixed charges(a)	4.6	3.7	4.2	1.6	1.7

Balance Sheet Data:
Working capital(b)	$265,201	$228,583	$222,856	$91,591	$188,007
Total assets	$736,975	$646,358	$586,846	$471,863	$663,408
Long-term liabilities	$200,288	$180,310	$171,290	$18,607	$141,495

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.
(b)	Assets and liabilities of discontinued operations for fiscal years 2004, 2003, and 2002 have been excluded from this calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home care providers through 42 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base.

PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has recently acquired several companies to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

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

The Physician Business utilizes the following programs to accomplish these objectives: Advantage Club, Rx Extreme, and Can-Do. The Physician Business also implemented “SmartScan”, a device that allows customers to order product electronically and effectively manage their product inventory.

The Elder Care Business utilizes the following programs to accomplish these objectives: ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), ANSWERS Home Medical Equipment (“ANSWERS HME”), ANSWERS Plus, Partners in Efficiency (“P.I.E.”), Fast Accurate Supply Technology (“F.A.S.T”), and AccuSCAN.

Leverage sales and marketing through relationships, products, and services.  The Company believes that its sales professionals, which consists of approximately 850 employees, and their customer relationships and knowledge are strategic competitive advantages. The Company trains its sales professionals to build unique relationships with customers and provide solutions though innovative marketing programs, exclusive products, and new product or technology offerings. The Company seeks to establish unique distribution and marketing arrangements for selected products from leading medical product and technology manufacturers.

Be a center of operations excellence.  The Company has made a significant investment in its distribution infrastructure, information systems, process reengineering, and training over the past few years. In order to maximize profitability and build a competitive edge in the market place, the Company will continue to focus on improving operations and distribution processes. During fiscal year 2006, the Physician Business continued

to leverage the distribution infrastructure investments and implemented various process improvements that have resulted in operating efficiencies and improved customer service levels.

During fiscal year 2006, the Elder Care Business completed the conversion of its Enterprise Resource Planning (“ERP”) system to JD Edwards XE® platform (“JDE XE”), the same technology platform as the Physician Business. The conversion included implementing the advanced warehouse distribution module, which facilitated the management and tracking of customer orders and inventory. The Company is currently in the process of converting all customer order entry channels (electronic data interface, GSOnline, and JDE order entry) for the Elder Care Business into a single enterprise-wide solution. Management anticipates that the conversion of these order entry channels will be completed during the first quarter of fiscal year 2007. This will complete the enterprise implementation of JDE. During fiscal year 2007, the Elder Care Business will leverage the capabilities of the new ERP system and implement various process improvements to maximize operating efficiencies and improve customer service levels and profitability.

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

Conduct business in a legal and ethical manner.  The Company believes that every employee is responsible for both the integrity and consequences of their actions and is expected to follow the highest standards of honesty, fairness and obedience to the law. No employee is to undertake any business activity that is, or gives the appearance of being, improper, illegal or immoral. Over the last several years, the Company has improved its compliance programs by strengthening and broadening health, safety, and regulatory education training programs for its employees.

EXECUTIVE OVERVIEW

The following events impacted the Company’s results of operations during fiscal years 2006, 2005, and 2004.

Global Sourcing Initiative

The Company’s global sourcing capabilities have been built to enhance the product sourcing process, including monitoring quality assurance and controls, and aligning product availability with customer needs. During fiscal year 2006, the global sourcing initiative reached several major milestones. The Company increased its globally-sourced product inventory to approximately $17.6 million at March 31, 2006, which represented approximately 200 SKUs and 30 product categories. These products were sourced from 31 factories throughout China, Thailand, Malaysia, India and the Philippines. The Company has completed the first phase of its initiative, which was to source its private-label product offerings, which carry the brand-name Select Medical Products, directly from global manufacturers. Management believes this initiative will increase income from operations beginning in fiscal year 2007.

Influenza Vaccine Product Sales

Influenza vaccine product sales were approximately $12.6 million during the fiscal year ended March 31, 2006 compared to $2.9 million during the fiscal year ended April 1, 2005. Chiron Corporation (“Chiron”) has been the Company’s primary supplier of the influenza vaccine. During fiscal year 2006, the Physician Business entered into a purchase commitment to purchase doses of the Fluvirin® influenza vaccine valued at $46.1 million from Chiron for the 2006/2007 influenza season.

Fuel Costs

The Company’s operating costs are affected by increases or decreases in the cost of gasoline and diesel fuel. Product is delivered to customers either by the Company-leased delivery fleet or third-party carriers. Significant increases in the cost of fuel have impacted the Company’s cost to deliver and the operating costs of common carriers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge. To partially offset this increase, the Physician and Elder Care Businesses implemented a fuel surcharge on October 1, 2005, which is based on national fuel cost data and is increased or decreased every 60 days. Management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods; however, the fuel surcharge is expected to offset a portion of this negative impact.

Acquisition of Southern Anesthesia & Surgical, Inc.

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”), a South Carolina-based distributor of controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians, who specialize in oral maxillofacial surgery, and surgery centers. SAS generated approximately $50.0 million in revenue during the 12 month period prior to the acquisition date. The maximum aggregate purchase price is approximately $32.2 million. SAS’ expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ product offerings, accelerates the penetration into the pharmaceutical market segment, and may increase the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market.

Acquisition of Clinical Support Services, Inc.

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. CSSI generated approximately $2.8 million in revenue during the 12 month period prior to the acquisition date. The maximum aggregate purchase price was approximately $5.0 million. As part of the Elder Care Business, CSSI will continue to focus on growth of its medical billing services programs within California and will be integrated into the existing Medicare Part B billing operations based in Tennessee.

Settlement of the Class Action Lawsuit

On September 9, 2005, the Company and all other defendants reached an agreement with the plaintiff and the certified class of persons who held Company common stock on March 26, 1998 to settle all claims alleged in the class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The settlement resulted in a one-time payment of $16.5 million into a settlement fund (the “Settlement Fund”) to be used, among other things, to pay the fees and expenses of plaintiffs’ counsel, the costs of administering the Settlement Fund, and the plaintiffs. Approximately $12.7 million of the $16.5 million payment was covered by existing insurance policies. The Company had previously established a $1.0 million pre-tax reserve to cover potential uninsured losses relating to this matter during the fiscal year ended April 1, 2005 and recorded a charge of approximately $2.8 million during the fiscal year ended March 31, 2006 to cover the remaining liability related to the settlement and legal fees. As of December 30, 2005, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company.

Hurricanes Katrina and Rita

During the second quarter of fiscal year 2006, Hurricanes Katrina and Rita struck Florida and the Gulf Coast region of the United States, causing significant interruptions to both the Physician and Elder Care Businesses and damage to the Physician Business’ full-service distribution center located in New Orleans, Louisiana. The

Company’s operations throughout the affected areas have been negatively impacted by the hurricanes and their aftermath. Additionally, the Company has experienced increased costs since the hurricanes, such as higher local fuel prices, increased freight expenses, and employee assistance expenses.

The Company was successful in repositioning its assets and employees from the New Orleans distribution center to other locations to maintain service levels to customers. The New Orleans distribution center re-opened during the fourth quarter of fiscal year 2006.

During the fiscal year ended March 31, 2006, the Company recorded a total charge related to the hurricanes of approximately $2.3 million, ($1.9 million at the Physician Business, $0.3 million at the Elder Care Business, and $0.1 million at Corporate Shared Services), primarily related to (i) an estimated reserve for bad debts; (ii) an estimated reserve for the loss of inventory, net of insurance recoveries, and (iii) employee assistance expenses. Approximately $1.2 million of the charge was included in general and administrative expenses and the remaining $1.1 million was recorded in cost of goods sold. Management has filed claims with insurance providers and final determination of recovery amounts is pending the outcome of the claims review by the insurance providers. During the fiscal year ended March 31, 2006, the Company recorded insurance recoveries related to damaged inventory of approximately $0.8 million and incremental expenses incurred of approximately $0.4 million, of which a cash payment of approximately $0.5 million had been received. As of March 31, 2006, the Company has recorded a receivable of approximately $0.7 million due from insurance providers.

National Accounts (Elder Care Business)

Nursing home divestitures have impacted net sales during fiscal year 2006, as large, national chain customers divested facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. Furthermore, ownership changes of national chain customers have impacted net sales during fiscal year 2006, as the acquirer of an existing customer may not have a previous relationship with the Company. Management expects that these trends may continue in future periods.

Effective June 23, 2005, Sava Senior Care LLC, formerly Mariner Health Care, discontinued their medical products supply contractual relationship with the Company. The Elder Care Business generated approximately $27.0 million in revenues during the twelve-month period prior to discontinuing the relationship with Sava Senior Care LLC/Mariner Health Care.

On September 12, 2005, the Elder Care Business decided not to renew its long-term distribution agreement with Beverly Enterprises, Inc. (“Beverly”) due to concerns with an anticipated change in ownership of Beverly. However, the Elder Care Business agreed to continue supplying Beverly with medical supplies through the change of control transition period. This transition period ended on April 28, 2006. The Elder Care Business generated approximately $32.5 million in revenues during the fiscal year ended March 31, 2006.

Internal Revenue Service Audit Appeals Settlement

The Company filed a formal protest to appeal certain findings resulting from the IRS’s audit of the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 (the “IRS Report”) with the Appeals Office of the IRS, which primarily related to timing of tax deductions. In conjunction with filing the protest, the income tax return for the fiscal year 2002 was amended to report a worthless stock deduction for the treatment of the sale of the International Business (the “Refund Claim”). The Refund Claim related to the income tax treatment of the sale of the International Business during fiscal 2002, which was originally reported as a capital loss carryforward. The Refund Claim reflected a reclassification of the capital loss to an ordinary loss. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Subsequent to filing the income tax return for fiscal year 2002, Tax Court rulings were issued that suggested the

Company could change the capital loss deduction to an ordinary loss deduction. Therefore, the Company filed the Refund Claim with the IRS during the three months ended December 31, 2003. During the three months ended December 31, 2004, the Company and the Appeals Office of the IRS reached a settlement. This settlement, which was subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes during the fiscal year ended April 1, 2005 of approximately $5.6 million, of which approximately $5.1 million represented the reversal of the valuation allowance. In October 2005, the Company received written notification that the Joint Committee has found no exception to the settlement agreement reached with the Appeals Office of the IRS. The Company’s results of operations during fiscal year 2006 were not materially impacted as a result of the written notification from the Joint Committee.

Settlement of Litigation

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2006 VERSUS APRIL 1, 2005

NET SALES

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change
Physician Business	$1,086.8	$4.3	$959.0	$3.8	13.3%
Elder Care Business	532.6	2.1	514.8	2.0	3.5%

Total Company	$1,619.4	$6.4	$1,473.8	$5.8	9.9%

The comparability of net sales year over year was not impacted by the number of selling days in each fiscal year because fiscal years 2006 and 2005 each consisted of 253 selling days.

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do marketing programs that were launched in June 2003 to increase the sale of consumable products, pharmaceutical products, and equipment, respectively. Net sales year over year were also positively impacted by a business combination consummated during the three months ended September 30, 2005. As a result of this business combination, approximately $23.7 million of incremental net sales were recognized during fiscal year 2006.

The following table summarizes the growth rate in product sales year over year.

	For the Fiscal Year Ended
	March 31, 2006	April 1, 2005	Growth Rate
Consumable products:
Branded products	$592.2	$535.8	10.5%
Private label products	95.0	83.5	13.8%
Pharmaceutical products	202.2	164.7	22.8%
Influenza vaccine products	12.6	2.9	331.9%
Equipment	148.4	136.0	9.1%
Immunoassay product sales	31.2	32.7	(4.6)%
Other	5.2	3.4	56.7%

Total	$1,086.8	$959.0	13.3%

Over the last fiscal year, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program and acquiring SAS, a company that primarily distributes controlled and non-controlled pharmaceutical products. Pharmaceutical product sales during fiscal year 2006 were also impacted by customers purchasing generic products rather than branded products. Sales prices of generic pharmaceutical products are typically lower and gross margin is higher than the branded product sales.

Elder Care Business

The Elder Care Business has begun to implement strategies to diversify its customer base through expansion into the home care market and other non-facilities based care and equipment providers. The increase in net sales during fiscal year 2006 reflects the execution of these business strategies and industry trends. Net sales were also impacted by the continued utilization of the following innovative Elder Care customer specific solution programs: ANSWERS, ANSWERS Housekeeping (“ANSWERS HK”), ANSWERS Home Medical Equipment (“ANSWERS HME”), ANSWERS Plus, Partners in Efficiency (“P.I.E.”), Fast Accurate Supply Technology (“F.A.S.T”), and AccuSCAN. The following table summarizes the growth rate in net sales by customer segment period over period.

	For the Fiscal Year Ended
	March 31, 2006	April 1, 2005	Growth Rate
Nursing home and assisted living facilities:
Independent accounts	$149.6	$143.6	4.1%
National accounts	123.3	133.5	(7.6)%
Regional accounts	110.6	112.5	(1.7)%

Subtotal	383.5	389.6	(1.6)%
Home care	133.3	111.7	19.4%
Billing services	10.2	8.7	17.5%
Other	5.6	4.8	17.0%

Total	$532.6	$514.8	3.5%

The growth in net sales to regional and independent skilled nursing home facilities during fiscal year 2006 primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, and the introduction of new product lines. Approximately $20.0 million of incremental net sales were recognized during fiscal year 2006 as a result of acquisitions completed during fiscal years 2006 and 2005 (approximately $18.6 million and $1.4 million as a result of the acquisitions completed during the three months ended December 31, 2004 and December 30, 2005, respectively). The growth in net sales to providers of home care services is a result of the Company’s continuing focus to diversify its revenue sources and customers.

The decline in net sales to national and regional accounts is primarily a result of the discontinuation of a large national chain customer’s medical supply contractual relationship, effective June 23, 2005, offset by increased penetration in existing customer facilities. Net sales during fiscal year 2006 decreased approximately $19.4 million as a result of the loss of this national chain customer.

The customer segment sales mix has been impacted by strategic initiatives that are being implemented to increase sales to independent and regional accounts while increasing the account penetration and sales in the home care market, a strategy to mitigate the impact of large, national chain customer divestitures.

GROSS PROFIT

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Total Company	$467.3	28.9%	$423.4	28.7%	$43.9

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales (“gross margin”) slightly decreased year over year, as a result of increased pharmaceutical product, influenza vaccine, and equipment sales, which have lower gross margin than consumable product sales. Gross margin may decrease in future periods due to expected increased sales of pharmaceutical products and diagnostic equipment. However, the Company’s global sourcing strategy is expected to improve the Physician Business’ cost competitiveness and increase its gross margins on certain products.

Elder Care Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross margin increased approximately 29 basis points during the fiscal year ended March 31, 2006 compared to the fiscal year ended April 1, 2005. This change is primarily due to (i) replacing sales to larger accounts that generated lower margins with sales to smaller accounts that generate higher margins, (ii) an increase in ancillary billing service revenues, which typically generate higher gross profit margins, and (iii) an increase in sales of globally sourced products. Gross margin may continue to increase in future periods as a result of net sales growth in ancillary billing services. In addition, the Company’s global sourcing strategy is expected to improve the Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$162.4	14.9%	$144.8	15.1%	$17.6
Elder Care Business(a)	106.0	19.9%	93.4	18.2%	12.6
Corporate Shared Services(b)	18.9	1.2%	24.0	1.6%	(5.1)

Total Company(b)	$287.3	17.7%	$262.2	17.8%	$25.1

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

General and administrative expenses are primarily impacted by (i) compensation costs, (ii) cost to deliver, which represents all costs associated with the transportation and delivery of products to customers, and (iii) shared departmental operating costs.

The following table summarizes cost to deliver as a percentage of net sales year over year.

	For the Fiscal Year Ended
	March 31, 2006	April 1, 2005
Physician Business	2.8%	2.9%
Elder Care Business	4.5%	4.3%

Physician Business

General and administrative expenses as a percentage of net sales decreased 20 basis points year over year. This percentage decrease is attributable to (i) leveraging the net sales growth across various fixed costs, (ii) management focusing on identifying ways to reduce its cost to deliver, and (iii) optimizing routes and shipments between distribution centers as well as leveraging net sales growth across transportation and delivery costs. Cost to deliver decreased year over year. However, this decrease was negatively impacted by an increase in fuel costs related to the Company’s fleet of leased delivery vehicles and fuel surcharges from third-party carriers.

Other general and administrative expenses increased during the fiscal year ended March 31, 2006 primarily due to (i) increased salary, incentive compensation, and payroll tax expenses of approximately $2.9 million due to additional employees as a result of the acquisition of SAS and general wage increases, (ii) increased amortization of intangible assets of approximately $1.2 million as a result of nonsolicitation payments made to sales representatives and the acquisition of SAS, (iii) increased bank service charges of approximately $1.1 million related to payments made via credit cards by the Company’s customers, (iv) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services) which was primarily related to increased costs associated with the Company’s global sourcing initiative and increased medical insurance costs, offset by (v) decreased depreciation expense of approximately $1.7 million primarily related to revising the estimated lives of certain computer hardware and software effective March 23, 2005 (refer to Critical Accounting Policies for a further discussion).

Elder Care Business

General and administrative expenses as a percentage of net sales increased 170 basis points year over year. This percentage increase is primarily related to an increase in cost to deliver as a result of (i) an increase in fuel costs attributable to the Company’s fleet of leased delivery vehicles and fuel surcharges from third-party carriers, (ii) an increase in warehouse costs associated with the redistribution facilities for globally sourced product, and (iii) an increase in warehouse costs associated with the conversion to the JD Edwards enterprise resource planning system. This percentage increase was also impacted by the decline in net sales as a result of the loss of a national chain customer without a corresponding decrease in fixed distribution costs.

Other general and administrative expenses increased during the fiscal year ended March 31, 2006 primarily due to (i) increased salary, incentive compensation, and payroll tax expenses of approximately $1.0 million due to additional employees and general wage increases, (ii) increased depreciation expense of approximately $0.8 million primarily related to the JD Edwards enterprise resource planning system, (iii) increased bad debt expense of approximately $0.6 million primarily related to two customers offset by an improved aging of accounts receivable, (iv) increased amortization of intangible assets of approximately $0.6 million as a result of the acquisition consummated during the third quarter of fiscal year 2005, and (v) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services) which was primarily related to increased costs associated with the Company’s global sourcing initiative and increased medical insurance costs.

Corporate Shared Services

General and administrative expenses decreased during the fiscal year ended March 31, 2006 primarily due to (i) the reversal of the allowance for doubtful accounts of approximately $3.2 million related to an outstanding note receivable from the former chairman and chief executive officer of the Company, (ii) a decrease in professional fees of approximately $2.2 million primarily related to the initial implementation of Section 404 of the Sarbanes-Oxley Act (“SOX 404”) during fiscal year 2005 and professional fees associated with the IRS settlement during fiscal year 2005, offset by (iii) increased legal fees of approximately $2.8 million associated with the class action lawsuit that was settled during fiscal year 2006, (iv) increased medical insurance costs of approximately $1.0 million, and (v) increased depreciation of approximately $0.6 million primarily related to the new capital leases executed during fiscal year 2006. Fiscal year 2006 strategic initiatives increased general and administrative expenses, which in turn impacted the corporate overhead allocation to the divisions. These strategic initiatives included: global product sourcing, expansion of the corporate headquarters facility, increased training of employees, continued enhancement and implementation of various modules of the JD Edwards XE®, and various information technology related projects.

SELLING EXPENSES

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$88.3	8.1%	$81.6	8.6%	$6.7
Elder Care Business(a)	19.3	3.6%	18.0	3.5%	1.3

Total Company(b)	$107.6	6.6%	$99.6	6.8%	$8.0

(a)	Selling expenses as a percentage of net sales is calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales is calculated based on consolidated net sales.

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased year over year, which is primarily attributable to acquiring SAS. SAS does not utilize a sales force to distribute its products; therefore, commissions are not currently paid on its sales. Excluding the effect of SAS’ sales, selling expenses as a percentage of net sales decreased year over year, which is primarily related to leveraging the net sales growth across certain fixed selling expenses. A portion of the decrease is also attributable to the change in the sales mix. Equipment and pharmaceutical product sales, including influenza vaccine product sales, as a percentage of total sales increased each period. Commission rates on equipment and pharmaceutical product sales are generally lower as these sales generate lower gross profit margins.

Elder Care Business

Selling expenses increased year over year as a result of the addition of sales management personnel and general wage increases for the sales management team. In addition, selling expenses increased due to a change in sales mix; sales to larger accounts that generated lower margins were replaced with sales to smaller accounts that generate higher margins. A new compensation program for sales representatives is being implemented during fiscal year 2007, which will focus on overall customer profitability rather than gross profit.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$75.4	6.9%	$62.0	6.5%	$13.4
Elder Care Business	15.9	3.0%	23.6	4.6%	(7.7)
Corporate Shared Services	(18.9)	—	(24.0)	—	5.1

Total Company	$72.4	4.5%	$61.6	4.2%	$10.8

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

The Company’s debt structure during fiscal years 2006 and 2005 consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit (“LOC”) agreement. The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the LOC.

	For the Fiscal Year Ended
(dollars in millions)	March 31, 2006	April 1, 2005	Increase (Decrease)	Percent Change
Total interest expense	$5.9	$6.9	($1.0)	(14.2)%
Components of interest expense:
Interest on borrowings	$5.0	$5.4	($0.4)	(7.2%)
Debt issuance costs	$1.5	$1.9	($0.4)	(23.2%)
Capitalized interest	($0.6)	($0.4)	$0.2	29.2%
Weighted average interest rate-LOC(a)	3.89%	4.09%	—	—
Average daily borrowings under the LOC	$27.1	$34.3	($7.2)	(20.8)%

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

During fiscal year 2006, borrowings under the Company’s LOC were affected by market interest rate increases resulting from actions by the Federal Reserve Board; however, these increases were mitigated by the $25 million variable-to-fixed interest rate swap and reductions to credit spreads and unused line fees under the recent amendment to the LOC agreement. As a result, the Company’s weighted average interest rate decreased slightly year over year.

The $25 million variable-to-fixed interest rate swap matured on March 28, 2006. This agreement effectively fixed the interest rate on a portion of the revolving line of credit to 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million for four months during fiscal year 2005. In July 2004, the Company terminated $10 million in notional amount of the interest rate swap. The amended interest rate swap arrangement established an interest rate at 3.945% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.75%) for a notional amount of $25 million for eight months and three months of fiscal years 2005 and 2006, respectively. In July 2005, the Company amended the LOC agreement which established an interest rate of 3.445% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.25%) for a notional amount of $25 million for twelve months.

OTHER INCOME

	For the Fiscal Year Ended
(dollars in millions)	March 31, 2006	April 1, 2005	Increase	Percent Change
Total Company	$3.1	$1.2	$1.9	154.9%

Other income during fiscal year 2006 includes $1.4 million of one-time distributions resulting from the Company’s membership interest in the liquidation of a mutual holding company.

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase
Total Company	$25.8	36.9%	$16.8	29.9%	$9.0

The increase in the provision for income taxes and the increase in the effective rate year over year are primarily attributable to the IRS Appeals settlement during fiscal year 2005 discussed above in the Executive Overview section. This settlement reduced the provision for income taxes for the fiscal year ended April 1, 2005 by approximately $5.6 million. The increase in the effective rate was partially offset by an increase in income from continuing operations before provision for income taxes and a decrease in permanent adjustments. The decrease in permanent adjustments primarily relates to a favorable adjustment attributable to an increase in the cash surrender value of company-owned life insurance policies.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Management anticipates the settlement of this appeal to occur during fiscal year 2007 and does not anticipate the results of the audits to have a material impact on the Company’s financial condition or results of operations.

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

NET INCOME

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	March 31, 2006	April 1, 2005	Increase
Total Company	$44.3	$39.0	$5.3	13.6%

Net income for the fiscal year ended April 1, 2005 included a reduction in the provision for income taxes of approximately $5.6 million related to the IRS settlement and a charge of $0.4 million, net of the benefit for income taxes, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

FISCAL YEAR ENDED APRIL 1, 2005 VERSUS FISCAL YEAR ENDED APRIL 2, 2004

NET SALES

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	April 1, 2005	April 2, 2004	Increase
Physician Business	$959.0	$880.6	$78.4	8.9%
Elder Care Business	514.8	469.3	45.5	9.7%

Total Company	$1,473.8	$1,349.9	$123.9	9.2%

The comparability of net sales year over year was impacted by the number of selling days in each fiscal year. Fiscal years 2005 and 2004 consisted of 253 and 258 selling days, respectively. Although net sales increased 9.2% during fiscal year 2005, average daily net sales increased 11.3% during fiscal year 2005, as shown in the following table.

	Average Daily Net Sales		Percent Change
(dollars in millions)	April 1, 2005	April 2, 2004
Physician Business	$3.8	$3.4	11.0%
Elder Care Business	2.0	1.8	11.9%

Total Company	$5.8	$5.2	11.3%

Physician Business

Net sales continued to be positively impacted by utilizing the Advantage Club, Rx Extreme, and Can-Do revenue growth programs to increase sales of consumable products, pharmaceutical products, and equipment, respectively. Net sales during fiscal year 2005 were negatively impacted by Chiron’s inability to supply the Fluvirin® influenza vaccine to the U.S. market. The Company anticipated approximately $44.0 million of influenza vaccine sales during fiscal year 2005 and management estimated that diluted earnings per share for the fiscal year ended April 1, 2005 was negatively impacted by approximately $0.04 due to the supply interruption of the Fluvirin® influenza vaccine.

The following table summarizes the growth rate in product sales period over period.

	For the Fiscal Year Ended
	April 1, 2005	April 2, 2004	Growth Rate
Consumable products:
Branded products	$535.8	$494.4	8.4%
Private label products	83.5	74.7	11.7%
Pharmaceutical products	164.7	127.7	28.9%
Influenza vaccine products	2.9	23.2	(87.5)%
Equipment	136.0	122.7	10.8%
Immunoassay product sales	32.7	35.5	(7.7)%
Other	3.4	2.4	43.7%

Total	$959.0	$880.6	8.9%

Elder Care Business

The growth in net sales to skilled nursing home facilities primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, the introduction of new product lines as well as the continued implementation of the ANSWERS, ANSWERS Housekeeping, ANSWERS Home Medical Equipment, Partners in Efficiency, Fast Accurate Supply Technology, and AccuSCAN customer solution programs. This increase was offset by a decrease in net sales to national accounts and is primarily attributable to the loss of a national chain customer and other national chain customers divesting nursing home facilities. Net sales during the fiscal year ended April 1, 2005 decreased approximately $9.2 million as a result of the loss of a national chain customer during fiscal year 2004. The following table summarizes the growth rate in net sales by customer segment year over year.

	For the Fiscal Year Ended
	April 1, 2005	April 2, 2004	Growth Rate
Nursing home and assisted living facilities:
Independent accounts	$143.6	$121.9	17.8%
National accounts	133.5	137.5	(2.9)%
Regional accounts	112.5	102.8	9.4%

Subtotal	389.6	362.2	7.6%
Home care	111.7	100.3	11.2%
Billing services	8.7	2.7	230.0. %
Other	4.8	4.1	17.6%

Total	$514.8	$469.3	9.7%

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

GROSS PROFIT

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Total Company	$423.4	28.7%	$385.4	28.5%	$38.0

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above as well as increased profitability generated by inventory procurement-to-pay process improvements. The Company believes its strategy of centralizing the procurement and disbursements functions resulted in efficiencies and savings that partially offset pricing declines. Gross profit as a percentage of net sales decreased approximately 30 basis points year over year as a result of change in sales mix (excluding influenza vaccine sales) offset by an increase in vendor incentives earned. Gross margin on pharmaceutical product sales is typically lower than the gross margin on consumable products.

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

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$144.8	15.1%	$143.9	16.3%	$0.9
Elder Care Business(a)	93.4	18.2%	79.9	17.0%	13.5
Corporate Shared Services(b)	24.0	1.6%	19.6	1.5%	4.4

Total Company(b)	$262.2	17.8%	$243.4	18.0%	$18.8

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

The following table summarizes cost to deliver as a percentage of net sales period over period.

	For the Fiscal Year Ended
	April 1, 2005	April 2, 2004
Physician Business	2.9%	3.1%
Elder Care Business	4.3%	4.1%

Physician Business

General and administrative expenses as a percentage of net sales decreased 120 basis points year over year. This percentage decrease is attributable to leveraging the net sales growth across various fixed costs and the Company’s focus on reducing its cost to deliver. Cost to deliver as a percentage of net sales decreased due to a decline in freight costs resulting from negotiated lower freight rates, route optimization of the Company’s fleet, and optimization of shipments between branches, offset by a significant increase in fuel costs. Changes in other components of general and administrative expenses were not significant year over year.

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

Corporate Shared Services

The increase in general and administrative expenses is primarily attributable to (i) an increase in accrued incentive compensation of approximately $4.7 million primarily related to the achievement of targets under the Shareholder Value Plan and short term incentive plans, (ii) an increase in salary expense of approximately $2.5 million due to the addition of executive level management as well as general wage increases, (iii) an increase in professional fees of approximately $2.3 million primarily related to costs incurred to comply with SOX 404, (iv) an increase in depreciation of approximately $1.7 million, and (v) the reversal of an operating tax charge reserve of approximately $1.4 million during the second quarter of fiscal year 2004, offset by (i) a settlement for a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims, (ii) a decrease in business insurance expense of approximately $1.5 million due to general rate decreases, and (iii) a decrease in the cost of the private data network of approximately $0.9 million as a result of reducing the number of service center locations and the conversion to a virtual private network for data transmission.

SELLING EXPENSES

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$81.6	8.6%	$78.3	8.9%	$3.3
Elder Care Business(a)	18.0	3.5%	15.8	3.4%	2.2

Total Company(b)	$99.6	6.8%	$94.1	7.0%	$5.5

(a)	Selling expenses as a percentage of net sales is calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales is calculated based on consolidated net sales.

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions were generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

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

INTEREST EXPENSE

The Company’s debt structure during fiscal year 2005 consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under the LOC. The Company’s debt structure during fiscal year 2004 primarily consisted of the variable rate borrowings under its LOC, as the Company issued the $150 million senior convertible notes on March 8, 2004, near the end of fiscal year 2004.

The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the LOC.

	For the Fiscal Year Ended
(dollars in millions)	April 1, 2005	April 2, 2004	Increase (Decrease)	Percent Change
Total interest expense	$6.9	$5.6	$1.3	23.3%
Components of interest expense:
Interest on borrowings	$5.4	$4.4	$1.0	22.6%
Debt issuance costs	$1.9	$1.2	$0.7	66.7%
Capitalized interest	($0.4)	—	$0.4	163.7%
Weighted average interest rate-LOC(a)	4.09%	3.98%	—	—
Average daily borrowings under the LOC	$34.3	$101.2	($66.9)	(66.2)%
(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

Interest expense and amortization of debt issuance costs related to the Company’s 2.25% convertible senior notes totaled approximately $4.4 million during fiscal year 2005 compared to $0.3 million during fiscal year 2004. Interest expense, debt issuance costs, and unused line fees related to the revolving line of credit totaled approximately $2.9 million during fiscal year 2005 compared to $5.3 million during fiscal year 2004. These significant variations are due to the issuance of the 2.25% convertible senior notes on March 8, 2004.

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

OTHER INCOME

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	April 1, 2005	April 2, 2004	Decrease
Total Company	$1.2	$3.9	($2.7)	68.1%

The decrease is primarily related to $3.0 million of other income that was recorded as a result of the transition services agreement associated with the sale of the Imaging Business. This agreement was terminated during fiscal year 2004.

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended
	April 1, 2005		April 2, 2004
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$16.8	29.9%	$17.6	38.0%	($0.8)

The decrease in the effective rate is primarily attributable to the IRS Appeals settlement, described above in the Executive Overview section, which resulted in a reduction in the provision for income taxes during fiscal year 2005 of approximately $5.6 million. The decrease in the effective rate was partially offset by an increase in permanent adjustments and an increase in annual income from continuing operations before provision for income taxes. The increase in permanent adjustments primarily relates to a decrease in the value of cash surrender value of company-owned life insurance policies.

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

NET INCOME

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	April 1, 2005	April 2, 2004	Increase
Total Company	$39.0	$27.5	$11.5	41.5%

Net income for the fiscal year ended April 1, 2005 included a reduction in the provision for income taxes of approximately $5.6 million related to the IRS settlement and a charge of $0.4 million, net of a benefit for income taxes, related to the loss on disposal of discontinued operations. Net income for the fiscal year ended April 2, 2004 included a charge of $1.2 million, net of a benefit for income taxes, related to the loss on disposal of discontinued operations. Otherwise, variances are due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

(dollars in thousands)	For the Fiscal Year Ended
	March 31, 2006	April 1, 2005	April 2, 2004
Cash Flow Information:
Net cash provided by operating activities	$67,691	$36,260	$21,861
Net cash used in investing activities	(56,301)	(63,470)	(43,497)
Net cash (used in) provided by financing activities	(5,411)	(13,830)	61,393

Net increase (decrease) in cash and cash equivalents	$5,979	$(41,040)	$39,757

(dollars in thousands)	As of
	March 31, 2006	April 1, 2005
Capital Structure:
Bank debt	$—	$25,000
Other debt	1,364	—
Convertible senior notes	150,000	150,000
Cash and cash equivalents	(23,867)	(17,888)

Net debt	127,497	157,112
Shareholders’ equity	348,813	276,818

Total capital	$476,310	$433,930

Operational Working Capital:
Accounts receivable	$208,964	$217,350
Inventories	173,458	134,110
Accounts payable	(139,227)	(109,649)

	$243,195	$241,811

Cash Flows from Operating Activities

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	Fiscal Year Ended
	2006		2005		2004
Days Sales Outstanding:(a)
Physician Business	41.2		42.6		41.9
Elder Care Business	58.8		59.9		55.3

Days On Hand:(b)
Physician Business	47.3		45.2		40.3
Elder Care Business	44.0		35.3		28.2

Days in Accounts Payable:(c)
Physician Business	43.0		42.0		39.5
Elder Care Business	27.3		25.0		26.7

Cash Conversion Days:(d)
Physician Business	45.5		45.8		42.7
Elder Care Business	75.5		70.2		56.8

Inventory Turnover:(e)
Physician Business	7.6	x	8.0	x	8.9	x
Elder Care Business	8.2	x	10.2	x	12.8	x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during fiscal year 2006 was impacted by an increase in overall operating profit and the expansion of the business through acquisitions, which was partially offset by operational working capital needs of approximately $5.3 million. The Company continues to focus on efforts to increase cash collections from customers, reduce inventory levels without impacting customer service levels as well as manage the accounts payable process. Net cash provided by operating activities during fiscal year 2005 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs of approximately $44.2 million to support net sales growth. Net cash provided by operating activities during fiscal year 2004 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs of approximately $54.4 million to support net sales growth.

Cash flows from operating activities during fiscal years 2006, 2005, and 2004 reflect the Company’s utilization of $13.1 million (tax-effected), $19.7 million (tax-effected), and $18.3 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. The NOL carryforwards were generated primarily during fiscal year 2003 as a result of the disposition of the Imaging Business. Under the terms of the stock purchase agreement, the Company made a joint election with the buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. As of March 31, 2006, the Company has $6.4 million (tax-effected) of NOL carryforwards remaining and expects to utilize the remaining Federal NOL carryforward, as well as a portion of the remaining state NOL carryforwards, during fiscal year 2007. Cash flows from operating activities were also impacted by cash payments made and refunds received for Federal and state taxes. During the fiscal year 2006, the Company paid cash taxes, net of refunds, of approximately $11.2 million, which primarily related to federal and state estimated tax payments. During fiscal years 2005 and 2004, the Company paid cash taxes, net of refunds, of approximately $2.0 million and $1.3 million, respectively, which primarily related to federal alternative minimum tax payments.

Cash Flows from Investing Activities

Payments for business combinations, net of cash acquired, were $37.6 million, $24.4 million, and $19.3 million during fiscal years 2006, 2005, and 2004. Refer to Note 3, Purchase Business Combinations, for a discussion regarding the assets acquired and liabilities assumed during each fiscal year. Future estimated payments for additional consideration to be paid pursuant to business combinations consummated during fiscal year 2006 are approximately $4.6 million at March 31, 2006. The Company expects to continue to make strategic business acquisitions in order to increase revenues and market share.

Capital expenditures totaled $17.0 million, $25.9 million, and $21.1 million during fiscal years 2006, 2005, and 2004, respectively, of which approximately $12.2 million, $16.9 million, and $10.7 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions were approximately $1.0 million, $3.5 million, and $4.4 million during fiscal years 2006, 2005, and 2004, respectively. Capital expenditures are estimated to be approximately $16.5 million during fiscal year 2007. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving line of credit facility.

During fiscal years 2006, 2005, and 2004, the Company paid approximately $3.3 million, $6.8 million, and $0.3 million to sales representatives for execution of nonsolicitation agreements. These agreements include nonsolicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a stated period of time subsequent to the date the sales representative ceases employment with the Company. (Refer to Application of Critical Accounting Policies for a further discussion regarding nonsolicitation agreements.)

During fiscal year 2005, the Company made an initial equity investment of $1.0 million in Tiger Medical. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2007 through 2009 if certain performance targets are achieved. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1.0 million and $32.5 million and depends on the satisfaction of certain performance targets. (Refer to Note 4, Variable Interest Entity, for a further discussion of Tiger Medical.)

Cash Flows from Financing Activities

During the three months ended March 31, 2006, the Company repaid the outstanding borrowings under the revolving line of credit. Management expects that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations.

During fiscal years 2005 and 2004, the Company repurchased approximately $9.9 million of the Company’s common stock representing approximately 1.0 million shares and $40.6 million representing approximately 3.9 million shares, respectively. At March 31, 2006, approximately 2.2 million common shares were available to repurchase under an authorized program.

During fiscal year 2004, the Company issued $150.0 million of 2.25% convertible senior notes and used a portion of the proceeds to repay approximately $79.3 million of its debt outstanding under the LOC. In connection with the issuance of the 2.25% convertible senior notes, the Company paid approximately $6.1 million of debt issuance costs during fiscal year 2004.

Capital Resources

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the $200 million revolving line of credit, which may be increased to $250 million at the Company’s discretion. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, uses the Company’s working capital as collateral to support necessary liquidity. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share). At March 31, 2006, the fair value of the convertible senior notes was approximately $181.7 million and the value of the shares, if converted, was approximately $169.3 million. (Refer to Note 10, Debt, for a detailed discussion regarding the convertible senior notes.)

At March 31, 2006, there were no outstanding borrowings under the revolving line of credit. After reducing the availability of borrowings for letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $199.6 million (excluding the additional increase of $50 million) under the revolving line of credit. (Refer to Note 10, Debt, for a detailed discussion regarding the revolving line of credit.)

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of March 31, 2006, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

Based on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors, the Company may seek to retire a portion of its outstanding equity through cash purchases and/or reduce its debt. The Company may also seek to issue additional debt or equity to meet its future liquidity requirements. Such transactions may occur in the open market, privately negotiated transactions, or otherwise. The amounts involved may be material.

Debt Rating

The Company’s debt is rated by a nationally recognized rating agency, Standard and Poor’s Ratings Services (“S&P”). Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. On December 3, 2003, the Company received a revised outlook from S&P from stable to positive. Additionally, S&P affirmed its corporate credit and senior secured debt rating of BB-. Ratings are always subject to change, and there can be no assurance that a ratings agency will continue to rate the Company’s debt and/or maintain their current ratings.

Variable Interest Entity

As discussed in Note 4, Variable Interest Entity, in January 2005, the Company entered into a Sourcing Services Agreement (the “Sourcing Agreement”) with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty

Sourcing Co. Ltd., and its principals (collectively “Tiger Medical”). The exclusive Sourcing Agreement focuses on two primary objectives: delivery of consistent, high-quality medical products and lowering the acquisition cost of those products. Subject to the terms and conditions of the Sourcing Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical. Pursuant to the terms of the Sourcing Agreement, the Company acquired a minority interest in Tiger Medical in January 2005 for $1.0 million. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2007 through 2009 if certain performance targets are achieved. If at any time during the term of the Sourcing Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1.0 million and $32.5 million and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2007 through 2008 for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

Off-Balance Sheet Arrangements

The Company’s most significant off-balance sheet financing arrangements as of March 31, 2006 are non-cancelable operating lease agreements, primarily for warehouse and equipment rentals. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2007	2008	2009	2010	2011	Thereafter	Total
Revolving line of credit(a)	$500	$500	$500	$500	$125	$—	$2,125
2.25% convertible senior notes	3,375	3,375	3,375	3,375	3,375	193,875	210,750
Letters of credit outstanding(b)	355	—	—	—	—	—	355
Operating lease obligations(c)	21,483	16,897	13,078	9,553	6,412	10,753	78,176
Capital lease obligations(d)	574	564	329	—	—	—	1,467
Noncompetition agreements	99	—	—	—	—	—	99
Purchase commitments(e), (f), (g)	70,510	14,306	—	—	—	—	84,816
Outstanding purchase price(h)	3,936	499	294	—	—	—	4,729

Total	$100,832	$36,141	$17,576	$13,428	$9,912	$204,628	$382,517

Other noncurrent liabilities of $49.4 million are excluded from this summary table. These liabilities primarily consist of deferred compensation liabilities of approximately $42.2 million and miscellaneous other noncurrent liabilities of approximately $7.2 million.

(a)	The Company did not have any outstanding borrowings under the revolving line of credit at March 31, 2006. Management expects that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations. Therefore, the amounts included in the table above represent unused line fees. Actual interest expense may differ due to changes in the level of borrowings.

(b)	The Company typically issues letters of credits with expirations of less than one year.

(c)	Amounts represent contractual obligations for operating leases of the Company as of March 31, 2006. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	Amounts include interest expense.

(e)	If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of March 31, 2006, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

(f)	During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Chiron that it will purchase doses of the influenza vaccines valued at approximately $46.1 million during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006.

(g)	During February 2006, the Company entered into three agreements with three different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw wet latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $38.4 million at March 31, 2006 and are based on management’s estimate of current pricing.

(h)	Amounts represent estimated additional consideration, including interest, to be paid to the sellers of SAS and CSSI, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement. Approximately $1.3 million of this additional consideration to be paid is not accrued in the accompanying balance sheet as of March 31, 2006 as amounts represent earn-out payments to be paid to the sellers of CSSI.

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

Revenue Recognition

Physician Business.  The Physician Business has two primary sources of revenue: the sale of consumable products and the sale of equipment. Revenue from the sale of consumable products is recognized when products are shipped or delivered since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

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

Elder Care Business.  The Elder Care Business has four primary sources of revenue: the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers; the sale of consumable products to Medicare eligible customers; the sale of equipment; and service fees earned for providing Medicare Part B billing services.

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

Revenue from providing Medicare Part B billing services on a full-assignment basis is recognized during the period the supplies being provided to Medicare eligible patients are consumed and Medicare is billed. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payors or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Revenue from providing Medicare Part B billing services on a fee-for-service basis is recognized when billing services are rendered to the customer.

Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for (i) potential product and equipment returns, (ii) revenue adjustments related to actual usage of products by eligible Medicare Part B patients, and (iii) Medicare Part B reimbursement denials, and billing errors. Management analyzes product returns quarterly using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns. Management analyzes billing errors on at least a semi-annual basis using historical data or a sampling methodology as well as specific identification of significant billing errors. Management analyzes revenue adjustments related to estimated usage of products by eligible Medicare Part B patients and Medicare Part B reimbursement denials using historical actual cash collection and actual adjustments to gross revenue for a certain period of time. Additional allowances are recorded for any significant specific adjustments known to management.

Consolidated sales allowances are immaterial and generally represent less than 1.0% of gross sales.

Estimating Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for doubtful accounts and are based on historical collection experience, current economic trends, credit-worthiness of customers, changes in customer payment terms, and percentages applied to the accounts receivable aging categories. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base. Management performs ongoing credit evaluations by reviewing the customer’s current financial information. A credit review is performed on new customers in the Physician Business and an annual credit review is performed on all major customers in the Elder Care Business. At a minimum, each Elder Care customer account is reviewed annually. Adjustments to credit limits and allowances for bad debts are made based upon payment history and the customer’s current credit worthiness. If the financial condition of the Company’s customers were to deteriorate or improve, allowances may be adjusted which will impact general and administrative expenses and accounts receivable.

Inventory Valuation

Inventories, which primarily consist of medical products and supplies and diagnostic equipment, are valued at the lower of cost or market, on a first-in, first-out basis. As part of this valuation process, excess and slow-moving inventories are reduced to estimated net realizable value. The Company’s accounting for excess and slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. When preparing these estimates, management considers and reviews historical results, inventory quantities on hand, current operating trends, sales forecasts, and slow movement reports. These estimates can be affected by a number of factors, including general economic conditions, supply interruptions by a manufacturer, and other factors affecting demand for the Company’s inventory. Any adjustments to the valuation of inventory will impact cost of goods sold and inventory.

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

Performance-based rebates are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate or refund, provided the amounts are probable and reasonably estimatable. Therefore, management uses judgment and estimates to determine the amount of performance-based rebates to recognize each period. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure. Vendor rebates are recognized in income only if the related inventory has been sold. Therefore, management estimates the amount of vendor rebate income related to inventory not sold and establishes a reserve on a quarterly basis. If the facts and circumstances used by management to assess whether the performance targets will be achieved by the Company or the amount of inventory that has been sold change, the Company’s financial condition and the results of operations could materially change period to period.

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

The Company’s tax filings are subjected to audit by the Internal Revenue Service (“IRS”). These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Management believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, the Company provides taxes only for the amounts management believes will ultimately result from these proceedings. Management does not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to the tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, (i) the amount and nature of additional taxes potentially asserted by Federal, state, and local tax authorities; (ii) the willingness of Federal, state, and local tax authorities to negotiate a fair settlement through an administrative process; and (iii) the impartiality of the Federal, state, and local courts. Management’s experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

During the three months ended December 31, 2004, the provision for income taxes was reduced approximately $5.6 million as a result of a settlement agreement between the Company and the Appeals Office of the IRS. (Refer to Note 11, Income Taxes, for a further discussion.) The settlement agreement was subject to final review and approval by the Congressional Joint Committee on Taxation (the “Joint Committee”). In October 2005, the Company received written notification that the Joint Committee has found no exception to the settlement agreement reached with the Appeals Office of the IRS. The Company’s results of operations during fiscal year 2006 were not materially impacted as a result of the written notification from the Joint Committee.

Estimating Useful Lives of Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the following estimated useful lives.

Useful Life
Equipment	2 to 15 years
Capitalized internal-use software costs	5 to 15 years
Computer hardware and software	3 to 15 years

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

During fiscal years 2006, 2005 and 2004, the Company adjusted the useful lives of certain assets in accordance with APB 20. The estimated useful lives of certain computer hardware and software with a carrying value of approximately $27.4 million were extended 120 months on March 23, 2005 to coincide with the expected service life of the assets. Computer hardware and software capitalized subsequent to this change in estimate is being depreciated over a period ranging from 3 to 10 years. This change in estimate resulted in a decrease in depreciation expense of approximately $1.1 million, net of tax, or approximately $0.02 diluted earnings per share, for the fiscal year ended March 31, 2006. During fiscal years 2005 and 2004, the impact to depreciation expense as a result of adjusting the useful lives of certain assets was immaterial.

Legal Contingencies

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, if it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimatable, an accrual for the costs to resolve these claims is recorded in accrued expenses in the accompanying balance sheets. Professional fees related to these claims are included in general and administrative expenses in the accompanying statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability has been incurred and whether the amount of potential loss is estimatable. The determination is based upon potential results, assuming a combination of litigation and settlement strategies. Management does not believe the outstanding legal proceedings at March 31, 2006, will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions related to the anticipated or actual outcome of the outstanding legal proceedings.

During fiscal year 2006, the Company settled a class-action lawsuit pursuant to which the Company was required to pay $3.8 million, of which approximately $1.0 million was accrued for during fiscal year 2005, to cover the uninsured losses and professional fees to resolve all claims. During fiscal year 2005, the Company settled a lawsuit pursuant to which the Company was required to pay approximately $2.9 million to resolve all claims. In addition, the Company settled a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims.

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill and indefinite-lived intangible assets to be tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at each reporting unit annually on the last day of each fiscal year, which is the Friday closest to March 31. In accordance with SFAS 142, management has identified the following reporting units: the Physician Business, Southern Anesthesia & Surgical, Inc., the Elder Care Business, Proclaim, Inc., and Tiger Specialty Sourcing Limited and Tiger Shanghai Specialty Sourcing Co. Ltd. (collectively “Tiger Medical”). Goodwill and indefinite-lived intangible assets were not impaired during fiscal years 2006, 2005, and 2004.

The impairment and disposal of long-lived assets is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of the Company’s use of the underlying assets; and (iii) significant adverse industry or market economic trends. Nonsolicitation payments made to certain sales representatives will also be tested annually or more frequently for impairment in accordance with SFAS 144. Certain factors which may occur and indicate that an impairment of the nonsolicitation agreements exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death, or (iv) full retirement by the sales representative.

In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. Management must make assumptions regarding estimated future cash flows, revenues, earnings, and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in general and administrative expenses in the accompanying statements of operations, and would result in reduced carrying amounts of the related assets in the accompanying balance sheets. An immaterial impairment charge related to nonsolicitation agreements was recorded during the fiscal year ended March 31, 2006. Excluding this immaterial charge, management does not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable during fiscal year 2006.

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

Variable Interest Entity

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“FIN 46”), and in December 2003, the FASB issued a revision of FIN 46-FIN 46 (Revised 2003) (“FIN 46(R)”). FIN 46(R) provides guidance with respect to the consolidation of variable interest entities (“VIEs”). VIEs are characterized as entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity.

Beginning on January 25, 2005, the Company held a minority interest in Tiger Medical that is considered to be a VIE as defined by FIN 46(R). The Company is considered to be the primary beneficiary as Tiger Medical provides product sourcing services exclusively to the Company. Therefore, the financial statements of Tiger

Medical are consolidated with the Company’s financial statements. The Company acquired its interest in Tiger Medical for $1.0 million and the realization of this investment is dependent on the product cost savings to the Company. The Company is not obligated on any of the indebtedness of Tiger Medical nor is the Company obligated to fund any operating losses of Tiger Medical. Therefore, the $1.0 million acquisition price is the only amount at risk as of March 31, 2006. The accompanying consolidated balance sheet as of March 31, 2006 and April 1, 2005 included approximately $0.4 million and $0.5 million of cash, respectively, and $0.6 million of long-term debt due to the principals of Tiger Medical.

Pursuant to the terms of a Sourcing Services Agreement, the Company acquired its minority interest in Tiger Medical on January 25, 2005 for $1.0 million. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2007 through 2009 if certain performance targets are achieved. If at any time during the term of the Sourcing Services Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges from $1.0 million to $32.5 million and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2007 through 2008 for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company. The Company did not make any cash payments during fiscal year 2006 to increase its ownership interest in Tiger Medical.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that have a material effect on the Company’s results of operations and financial condition. However, refer to Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements for a discussion regarding the potential impact of Statement of Financial Accounting Standards No. 128(R), Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”), if adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s objective in managing market risk exposures is to identify and limit the potential impact of changes in interest rates, commodity availability, and access of capital on earnings and cash flow. The following assessment of the Company’s market risk does not include uncertainties that are either nonfinancial or nonquantifiable, such as political uncertainty, economic uncertainty, impact of future tax legislation, and credit risks.

Interest Rate Risk.  The Company’s primary interest rate exposure relates to cash and cash equivalents and fixed and variable rate debt. During fiscal year 2006, the Company’s debt obligations consisted of (i) $150 million convertible senior notes with a fixed rate of 2.25% and (ii) variable rate borrowings under the revolving line of credit, which bear interest at the bank’s prime rate plus an applicable margin based on availability of borrowings, or at LIBOR plus an applicable margin based on availability of borrowings. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit.

Changes in interest rates affect interest payments under the Company’s variable rate revolving line of credit agreement. During fiscal years 2004, 2005, and 2006, the Company maintained an interest rate swap agreement that matured on March 28, 2006, with a notional amount during the period that covered a portion of variable rate borrowings and which effectively fixed the notional amount covered by the swap at a borrowing rate of 2.195% plus a credit spread. At March 31, 2006, there were no outstanding borrowings under the revolving line of credit and the interest rate swap agreement had matured. As of the beginning of fiscal year 2007, additional borrowings under the revolving line of credit will incur interest at a variable rate. A hypothetical increase in interest rates of 100 basis points would result in potential reduction of future pre-tax earnings of approximately $0.1 million per year for every $10.0 million outstanding under the revolving line of credit.

Changes in interest rates also affect rates of return on the Company’s cash equivalents and short-term investments, which generally consist of money market accounts. A hypothetical decrease in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10.0 million of short-term investments. Due to the short-term nature of the Company’s investments, typically less than 90-day maturities, the impact of a similar 100 basis point change in interest rates would have an immaterial impact on the carrying value of an investment.

Currency Risk.  The Company’s currency rate exposures relate to products that are globally sourced from manufacturers primarily in Southeast Asia. Currently, the Company has negotiated settlement of payments to manufacturers in US dollars. However, over time, local country currency fluctuations may increase or decrease the negotiated cost that the Company must pay for these products. In addition, the Company may in future periods negotiate settlement of payments to manufacturers in the local currency of the country providing a product which would then subject the Company to foreign currency risk. Based on current global purchases, a hypothetical 1% change in the currency exchange rates would not have a material impact on the Company’s consolidated results of operations.

Commodity Risk.  The Company’s primary commodity exposures relate to fluctuations in the price of gasoline and diesel fuel and the procurement of certain medical supplies in which the product cost is dependent upon the price of raw materials, primarily latex and vinyl.

The Company’s direct fuel exposure relates to fluctuations in fuel costs that affect the Company-leased delivery fleet or third-party carrier delivery charges. Significant increases in the cost of gasoline and diesel fuel have impacted, and will continue to impact, the Company’s gross margin and cost to deliver and the operating costs of common carriers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. The Company implemented a fuel surcharge during fiscal year 2006 to offset a portion of the increased cost of gasoline and diesel fuel. There can be no assurance that the Company will be able to fully pass along any further significant increases in fuel costs to its customers due to the competitive nature of the medical supply distribution industry. Beginning in fiscal year 2007, the Company implemented a derivative program to assist in managing exposures to fuel costs that impact its delivery fleet.

The Company purchases latex and vinyl gloves in which the pricing of the gloves is based on the price of raw wet latex as traded on the Malaysian Rubber Exchange and the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. A hypothetical 1% change in the price of these raw materials would not be material to the Company’s consolidated results of operations. The Company currently does not have derivative instruments in place with respect to the increased cost of these raw materials.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries (the Company) as of March 31, 2006 and April 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 31, 2006 and April 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

May 23, 2006

Jacksonville, Florida

Certified Public Accountants

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND APRIL 1, 2005

(Dollars in Thousands, Except Share Data)

ASSETS
	2006	2005
Current Assets:
Cash and cash equivalents	$23,867	$17,888
Accounts receivable, net	208,964	217,350
Inventories	173,458	134,110
Deferred tax assets, net	12,959	29,014
Prepaid expenses and other	33,827	19,451

Total current assets	453,075	417,813
Property and equipment, net	87,663	81,105
Other Assets:
Goodwill	105,521	85,617
Intangibles, net	34,345	21,858
Other	56,371	39,965

Total assets	$736,975	$646,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$139,227	$109,649
Accrued expenses	34,499	44,880
Revolving line of credit and current portion of long-term debt	509	25,000
Other	13,639	9,701

Total current liabilities	187,874	189,230
Long-term debt, excluding current portion	150,855	150,000
Other noncurrent liabilities	49,433	30,310

Total liabilities	388,162	369,540

Commitments and contingencies (Notes 2, 3, 4, 8, 10, 11, 12, 13, 14, and 16)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 67,476,682 and 64,961,682 shares issued and outstanding at March 31, 2006 and April 1, 2005, respectively	674	649
Additional paid-in capital	321,087	292,208
Accumulated earnings (deficit)	29,698	(14,559)
Unearned compensation	(2,646)	(1,711)
Accumulated other comprehensive income	—	231

Total shareholders’ equity	348,813	276,818

Total liabilities and shareholders’ equity	$736,975	$646,358

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2006, APRIL 1, 2005, AND APRIL 2, 2004

(Dollars in Thousands, Except Per Share Data)

	2006	2005	2004
Net sales	$1,619,417	$1,473,769	$1,349,917
Cost of goods sold	1,152,092	1,050,414	964,560

Gross profit	467,325	423,355	385,357
General and administrative expenses	287,308	262,205	243,395
Selling expenses	107,608	99,591	94,141

Income from operations	72,409	61,559	47,821

Other (expense) income:
Interest expense	(5,884)	(6,856)	(5,560)
Interest and investment income	423	217	176
Other income	3,146	1,234	3,863

Other expense	(2,315)	(5,405)	(1,521)

Income from continuing operations before provision for income taxes	70,094	56,154	46,300
Provision for income taxes	25,837	16,770	17,597

Income from continuing operations	44,257	39,384	28,703
Loss on disposal of discontinued operations (net of income tax benefit of $1,849 and $741, respectively)	—	(412)	(1,164)

Net income	$44,257	$38,972	$27,539

Earnings (loss) per share—Basic:
Income from continuing operations	$0.67	$0.61	$0.43
Loss on disposal of discontinued operations	—	(0.01)	(0.02)

Net income	$0.67	$0.60	$0.41

Earnings (loss) per share—Diluted:
Income from continuing operations	$0.66	$0.60	$0.42
Loss on disposal of discontinued operations	—	(0.01)	(0.02)

Net income	$0.66	$0.59	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2006, APRIL 1, 2005, AND APRIL 2, 2004

(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Totals
	Shares	Amount
Balance at March 28, 2003	67,870,561	$678	$325,578	$(81,070)	$—	$—	$245,186

Net income	—	—	—	27,539	—	—	27,539
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	—	(40)	(40)

Total comprehensive income							27,499

Purchase of treasury shares	(3,921,657)	(39)	(40,594)	—	—	—	(40,633)
Exercise of stock options and related tax benefit	836,043	8	6,718	—	—	—	6,726
Issuance of restricted stock, net of forfeitures	32,006	1	228	—	(229)	—	—
Vesting of restricted stock and related income tax benefit	—	—	—	—	72	—	72
Employee benefits and other	16,500	—	338	—	—	—	338

Balance at April 2, 2004	64,833,453	648	292,268	(53,531)	(157)	(40)	239,188

Net income	—	—	—	38,972	—	—	38,972
Unrealized gain on interest rate swap, net of income tax benefit	—	—	—	—	—	271	271

Total comprehensive income							39,243

Purchase of treasury shares	(1,000,600)	(10)	(9,908)	—	—	—	(9,918)
Exercise of stock options and related income tax benefit	936,757	9	7,603	—	—	—	7,612
Issuance of restricted stock, net of forfeitures	191,892	2	2,059	—	(2,061)	—	—
Vesting of restricted stock and related income tax benefit	—	—	94	—	507	—	601
Employee benefits and other	180	—	92	—	—	—	92

Balance at April 1, 2005	64,961,682	649	292,208	(14,559)	(1,711)	231	276,818

Net income	—	—	—	44,257	—	—	44,257
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	—	(231)	(231)

Total comprehensive income							44,026

Exercise of stock options and related income tax benefit	2,373,358	24	26,566	—	—	—	26,590
Issuance of restricted stock, net of forfeitures	127,430	1	1,904	—	(2,096)	—	(191)
Vesting of restricted stock and related income tax benefit	—	—	(26)	—	1,161	—	1,135
Employee benefits and other	14,212	—	435	—	—	—	435

Balance at March 31, 2006	67,476,682	$674	$321,087	$29,698	$(2,646)	$—	$348,813

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2006, APRIL 1, 2005, AND APRIL 2, 2004

(Dollars in Thousands)

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$44,257	$38,972	$27,539
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	412	1,164
Provision for deferred income taxes	24,743	17,371	11,851
Depreciation	13,932	14,241	12,756
Amortization of intangible assets	6,298	4,537	2,835
Provision for doubtful accounts	5,642	5,081	5,926
Noncash compensation expense	1,648	652	220
Amortization of debt issuance costs	1,473	1,918	1,065
Provision for deferred compensation	946	816	682
Loss on sales of property and equipment	296	153	339
(Reversal of) provision for notes receivable	(3,233)	187	182
Other	(2,733)	—	—
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	4,235	(26,322)	(34,276)
Inventories	(35,382)	(30,926)	(18,378)
Prepaid expenses and other current assets	(13,757)	(6,167)	7,263
Other assets	(11,707)	(4,876)	(7,749)
Accounts payable	25,826	13,026	(1,739)
Accrued expenses and other liabilities	5,207	7,185	12,181

Net cash provided by operating activities	67,691	36,260	21,861

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired of $259, $355, and $135, respectively	(37,595)	(24,367)	(19,328)
Capital expenditures	(17,007)	(25,931)	(21,117)
Payments for nonsolicitation agreements	(3,330)	(6,750)	(327)
Payments for noncompetition agreements	(245)	(591)	(702)
Payments for signing bonuses	(210)	—	—
Proceeds from sale of property and equipment	35	23	44
Other	2,051	—	—
Payment of transaction and settlement costs for the sale of Imaging Business	—	(4,854)	(2,067)
Payment for investment in variable interest entity	—	(1,000)	—

Net cash used in investing activities	(56,301)	(63,470)	(43,497)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	20,302	5,489	4,898
Proceeds from note receivable	279	—	1,190
Net repayments under the revolving line of credit	(25,000)	(10,000)	(48,000)
Payment of debt issuance costs	(520)	—	(6,062)
Payment under capital lease obligations	(347)	—	—
Purchase of treasury shares	—	(9,918)	(40,633)
Proceeds from borrowings related to variable interest entity	—	599	—
Proceeds from issuance of 2.25% convertible senior notes	—	—	150,000
Other	(125)	—	—

Net cash (used in) provided by financing activities	(5,411)	(13,830)	61,393

Net increase (decrease) in cash and cash equivalents	5,979	(41,040)	39,757
Cash and cash equivalents, beginning of year	17,888	58,928	19,171

Cash and cash equivalents, end of year	$23,867	$17,888	$58,928

Supplemental Disclosures:
Cash paid for:
Interest	$5,013	$5,484	$4,671

Income taxes, net	$11,225	$1,969	$1,260

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006, APRIL 1, 2005, AND APRIL 2, 2004

(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.	NATURE OF OPERATIONS

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home care providers through 42 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, titled Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 30 full-service distribution centers, 28 break-freight locations, and 4 redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. subsidiary, is a national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. In addition, the Elder Care Business provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. The Elder Care Business currently operates 12 full-service distribution centers, 5 break-freight locations, 5 ancillary service centers, and 3 redistribution facilities serving independent, regional, and national skilled nursing facilities, assisted living centers, and home care providers in all 50 states.

Historically, the Company conducted business under a third operating segment, the Imaging Business or the Diagnostic Imaging, Inc. subsidiary (“DI”), a distributor of medical diagnostic imaging supplies, chemicals, equipment, and services to the acute and alternate-care markets in the United States. On November 18, 2002, the Company completed the sale of the Imaging Business. As a result, DI’s results of operations have been classified as discontinued operations. Refer to Note 17, Discontinued Operations, for a further discussion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. The Company holds an interest in a variable interest entity (“VIE”) that is consolidated by the Company as it determined that it will, as the primary beneficiary, absorb the majority of the VIE’s expected losses and/or expected residual returns. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2006, 2005, and 2004 consisted of 52 weeks, 52 weeks, and 53 weeks, respectively.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventories, property and equipment, goodwill, and intangibles; allowances for doubtful accounts receivables and vendor rebate receivables; valuation allowances for deferred income taxes; liabilities for loss contingencies; and valuations associated with business combinations. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s 2.25% convertible senior notes at March 31, 2006 and April 1, 2005 was $150,000 and the fair value, which is estimated using quoted market prices, was approximately $181,700 and $144,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits with financial institutions and highly liquid investment grade instruments having maturities of three months or less at the date of purchase. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

Trade accounts receivable consist of amounts owed to the Company and are stated at cost, which approximates fair value due to the short-term nature of the asset. The Company’s outstanding accounts receivable are exposed to credit risk and valuation allowances are established for estimated losses resulting from non-collection of outstanding amounts due from customers. The valuation allowances include specific amounts for those accounts that are deemed likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but that may later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection results, current economic trends, credit-worthiness of customers, and changes in customer payment terms.

The Physician Business’ trade accounts receivable consist of many individual accounts; none of which is individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $2,751 and $2,053 at March 31, 2006 and April 1, 2005, respectively. During fiscal years 2006, 2005, and 2004, the provision for bad debt was less than 1% of net sales.

The Elder Care Business’ trade accounts receivable have a number of large, national chain customer accounts that are significant to its business. Approximately 19%, 21%, and 24% of the Elder Care Business’ net sales for the fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004, respectively, represent sales to its largest five customers. As of March 31, 2006, the largest five customer accounts receivable balances outstanding represented approximately 9% of accounts receivable, net of allowance for doubtful accounts. As of April 1, 2005, the largest five customer accounts receivable balances outstanding represented approximately 15% accounts receivable, net of allowance for doubtful accounts. The Elder Care Business had allowances for doubtful accounts of approximately $7,747 and $7,552 at March 31, 2006 and April 1, 2005, respectively. During fiscal years 2006, 2005, and 2004, the provision for bad debt was less than 1% of net sales.

Inventories

Inventories consist of medical products, medical equipment, and other related products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. The net realizable value of excess and slow moving inventory is determined using judgment as to when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of each full-service distribution center’s inventory on-hand.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Equipment	2 to 15 years
Computer hardware and software	3 to 15 years

The estimated useful lives of certain computer hardware and software with a carrying value of approximately $27,434 was extended 120 months on March 23, 2005 to coincide with the expected service life of the assets. Computer hardware and software that is capitalized subsequent to this change in estimate will continue to be depreciated over a period ranging from 3 to 10 years.

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Internal-use software costs capitalized subsequent to March 23, 2005 is being amortized over the estimated useful lives of the software, ranging from 5 to 10 years.

Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2006, 2005, and 2004 was $606, $469, and $27, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is reviewed for impairment annually as of the last day of the fiscal year. An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. Because the fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at March 31, 2006 and April 1, 2005.

Intangibles

SFAS 142 requires intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method over the following estimated useful lives.

Useful Life
Customer Relationships	7 to 15 years
Nonsolicitation Agreements	1 to 21 years
Noncompetition Agreements	3 to 7 years
Signing Bonuses	3 to 5 years
Other Intangibles	4 to 5 years

Nonsolicitation Agreements

Certain sales representatives employed by the Physician and Elder Care Businesses have executed employment agreements in exchange for a cash payment (“Nonsolicitation Agreements”). These employment agreements include nonsolicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a stated period of time subsequent to the date the sales representative ceases employment with the Company. The costs associated with these Nonsolicitation Agreements are capitalized and amortized on a straight-line basis over its estimated useful life, which is based on a number of factors, plus the stated nonsolicitation period. If a sales representative terminates employment prior to the end of the estimated useful life of the agreement, the remaining net book value of the asset will be amortized over the stated nonsolicitation period.

During the period the sales representatives remain employed with the Company, the nonsolicitation intangible asset is evaluated for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the Company to test for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death, or (iv) full retirement by the sales representative. In the event that the carrying value of the assets are determined to be unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. An impairment charge that was immaterial was recorded during the fiscal year ended March 31, 2006.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable in accordance with SFAS 144. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value.

The Company evaluates the recoverability of indefinite-lived intangible assets annually in accordance with SFAS 142. An interim review may be performed more frequently, if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.

No impairment charges were recorded during fiscal years 2006, 2005, and 2004.

Accounts Payable

Outstanding checks drawn on zero-balance accounts exceeded cash balances per the general ledger by approximately $25,600 and $17,616 at March 31, 2006 and April 1, 2005, respectively. These amounts are included in accounts payable.

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

The Company maintains a primary casualty insurance program for its automobile liability, employers liability, and general liability risks, which in general provides limits of up to $2,000, $1,000, and $2,000, respectively. In addition, the Company maintains workers compensation policies which have statutory limits that are based on state regulations. The primary program contains a deductible of $250 per occurrence for each line of coverage, subject to a primary aggregate stop loss of approximately $5,500 for the current plan year. In addition, the Company maintains an umbrella/excess liability program to cover occurrences in excess of the underlying primary limits.

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

Physician Business.  The Physician Business has two primary sources of revenue: the sale of consumable products and the sale of equipment. Revenue from the sale of consumable products is recognized when products are shipped or delivered since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

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

Elder Care Business.  The Elder Care Business has four primary sources of revenue: the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home care providers; the sale of consumable products to Medicare eligible customers; the sale of equipment; and service fees earned for providing Medicare Part B billing services.

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

Revenue from providing Medicare Part B billing services on a full-assignment basis is recognized during the period the supplies being provided to Medicare eligible patients are consumed and Medicare is billed. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payors, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payors or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Revenue from providing Medicare Part B billing services on a fee-for-service basis is recognized when billing services are rendered to the customer.

Revenue from the sale of single deliverable equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for (i) potential product and equipment returns, (ii) revenue adjustments related to actual usage of products by eligible Medicare Part B patients, and (iii) Medicare Part B reimbursement denials, and billing errors. Management analyzes product returns quarterly using historical data adjusted for significant changes in volume and business conditions, as well as specific identification of significant returns. Management analyzes billing errors on at least a semi-annual basis using historical data or a sampling methodology as well as specific identification of significant billing errors. Management analyzes revenue adjustments related to estimated usage of products by eligible Medicare Part B patients and Medicare Part B reimbursement denials using historical actual cash collection and actual adjustments to gross revenue for a certain period of time. Additional allowances are recorded for any significant specific adjustments known to management.

Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party vendors. Such rebates are classified in the accompanying consolidated statements of operations as either (i) a reduction to cost of goods sold, (ii) a reduction of the cost incurred, or (iii) an increase to net sales. Cash consideration received from a vendor generally represents a reduction in the cost of the vendor’s products or services and therefore, is classified as a reduction to cost of goods sold. However, cash consideration that represents a reimbursement of costs incurred by the Company to sell the vendor’s products is classified as a reduction of that cost, typically, a reduction to general and administrative expenses. Cash consideration that represents a payment for assets or services delivered to the vendor is classified as net sales.

Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Performance-based rebates are typically measured against inventory purchases or sales volume levels and are received from the vendors once certain performance measures are achieved. In accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, performance-based rebates are recognized based on a systematic and rational allocation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning the rebate, provided the amounts are probable and reasonably estimatable. If the amounts are not probable and reasonably estimatable, rebate income is recognized upon achieving the performance measure.

The following table summarizes the amount of vendor rebates recognized by segment and the total Company for fiscal years 2006, 2005, and 2004 and indicates what financial statement line-items in the accompanying statements of operations are impacted.

	Physician Business			Elder Care Business			Total Company
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Net sales	$3,181	$2,165	$1,182	$—	$—	$—	$3,181	$2,165	$1,182
Cost of goods sold	69,894	55,568	50,986	80,112	78,153	64,844	150,006	133,721	115,830
General and administrative expenses	5,568	5,656	5,018	832	916	784	6,400	6,572	5,802

Total	$78,643	$63,389	$57,186	$80,944	$79,069	$65,628	$159,587	$142,458	$122,814

Transaction-based and performance-based rebate contracts are negotiated periodically with vendors. The Company believes that such contracts will continue to be renewed in future periods with terms consistent with the Company’s expected revenue growth rates.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $7,726, $6,019, and $5,258 for fiscal years 2006, 2005, and 2004, respectively. Shipping and handling costs incurred by the Company, which are included in general and administrative expenses, totaled approximately $87,094, $77,633, and $71,167, for fiscal years 2006, 2005, and 2004, respectively.

Derivative Financial Instruments

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure and are recorded in the accompanying balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings. The Company held a position in an interest rate swap during fiscal years 2006, 2005, and 2004 that was designated as a cash flow hedge. The interest rate swap matured on March 28, 2006, eliminating all derivative financial instrument positions as of March 31, 2006.

Earnings Per Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options using the treasury stock method and the conversion of the convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004 (share amounts in thousands):

	2006	2005	2004
Denominator-Weighted average shares outstanding used in computing basic earnings per share	65,643	64,547	67,074
Assumed exercise of stock options(a)	1,088	1,017	890
Assumed vesting of restricted stock	108	43	26
Assumed conversion of 2.25% convertible senior notes	48	—	—

Denominator-Weighted average shares outstanding used in computing diluted earnings per share	66,887	65,607	67,990

(a)	Options to purchase approximately 779, 1,801, and 1,811 shares of common stock that were outstanding during fiscal years 2006, 2005, and 2004 respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock for each fiscal year.

In accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) and the Company’s stated policy to settle the principal amount of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $17.10 (conversion price for the convertible senior notes). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price.

The diluted weighted average shares outstanding may be further impacted if SFAS No. 128(R), Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) is adopted. SFAS 128(R), which may be effective for financial statements for periods ending after June 15, 2006, would eliminate the provisions of SFAS 128 that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to rely upon its stated policy to settle the principal amount of the Company’s convertible senior notes in cash. If SFAS 128(R) becomes effective, earnings per share will be calculated under the “if-converted” method. Under this method, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the add-back of interest expense on the convertible senior notes. The Company may at its discretion elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made by giving notice to bondholders, a range of approximately 0 to 1.5 million shares (refer to table below) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

The table below discloses the effect of increases in the Company’s stock price on the amount of shares to be included in the earnings per share calculation using the treasury stock method in accordance with EITF 04-8. The market price of the Company’s common stock must be at or above $20.51 (market trigger price) for at least 20 of the 30 consecutive trading days in order for holders to exercise their conversion rights. The table assumes normal conversion for the convertible senior notes based on the Company’s stated policy in which the principal amount will be paid in cash, and the excess up to the conversion value will be paid in shares of the Company’s stock as follows (share amounts in thousands).

Average Price of the Company’s Common Stock	Potential Share Increase
$17.10	—
$17.96	422
$18.85	817
$19.80	1,198
$20.51	1,461

The table above also discloses the effect of increases in the Company’s stock price on the amount of shares to be included in the earnings per share calculation in accordance with SFAS 128(R), if adopted, only if the Company gives notice to the bondholders that the principal amount of the notes will be paid in cash, and the excess up to the conversion value will be paid in shares of the Company’s stock.

Stock-Based Compensation

There are three categories of stock-based awards: restricted stock, deferred stock units, and stock options. Stock-based awards are accounted for using the intrinsic-value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below the current market price of the underlying stock on the date of grant.

Restricted stock and deferred stock units are generally measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense on a straight-line basis over the vesting period. To the extent restricted stock is forfeited prior to vesting, the corresponding previously recognized expense is reversed as a reduction to stock-based compensation expense.

The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), had been applied to all outstanding and unvested stock-based awards in each period.

	2006	2005	2004
Net income, as reported	$44,257	$38,972	$27,539
Stock-based employee compensation expense included in reported net income, net of related tax effects	721	405	43
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(721)	(5,797)	(2,995)

Pro forma net income	$44,257	$33,580	$24,587

Earnings per share—Basic:
As reported	$0.67	$0.60	$0.41
Pro forma	$0.67	$0.52	$0.37
Earnings per share—Diluted:
As reported	$0.66	$0.59	$0.40
Pro forma	$0.66	$0.51	$0.37

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	53.3%	54.8%
Risk-free interest rate	3.44-3.81%	2.46-3.15%
Expected life of options (years)	5	5-10

Based on these assumptions, the estimated fair value of options granted for fiscal years 2005 and 2004 were approximately $178 and $5,271, respectively. The per share weighted average fair value of stock options granted during fiscal years 2005 and 2004 was $5.34 and $4.11, respectively.

On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which is prior to the effective date of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R), which was effective for the Company on April 1, 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options was not accelerated. As a result of the acceleration, the Company recognized a contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of March 31, 2006, the maximum stock-based compensation expense would be approximately $1,490 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $206 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions. For pro forma disclosure requirements under SFAS 148, the Company recognized approximately $4,562 (pre-tax) of stock-based compensation during fiscal year 2005 for all options whose vesting was accelerated. As a result of accelerating the vesting of any unvested stock option as of April 1, 2005, the impact of adopting SFAS 123(R) will be immaterial.

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

Statements of Cash Flows

The Company’s noncash operating and investing activities during fiscal years 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Operating Activities:
Tax benefits related to stock options and restricted stock	$6,262	$2,217	$1,827
Investing Activities:
Business combinations:
Fair value of assets acquired	8,846	13,686	8,821
Liabilities assumed	6,551	7,223	4,024
Capital lease assets	1,672	—	—
Investment in Tiger Medical:
Other intangibles	—	225	—
Other assets	—	240	—
Other long-term liabilities	—	240	—
Financing Activities:
Capital lease obligations	1,672	—	—

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2006 presentation.

3.	PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Acquisitions; accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available and independent valuations. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying consolidated statements of operations.

Fiscal Year 2006

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). SAS distributes controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers in all 50 states. SAS’ expertise in the distribution of controlled pharmaceutical products is expected to increase the Physician Business’ overall competency and effectiveness in serving the physician market.

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32,243 (net of cash acquired) of which approximately $31,170 was paid during fiscal year 2006. Subsequent to closing, the purchase price was reduced and a cash payment of approximately $1,568 was received from the seller based on the actual working capital of SAS at closing compared to the target working capital defined in the purchase agreement. Additional purchase price of $2,900 will be paid by the Company, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement, at the earlier of the end of the indemnity period of 18 months or when all indemnity claims are resolved. In addition, additional purchase price may be paid to the sellers in amounts equal to 40% of the net profit realized from certain sales of products (earn-out payments) in the three, twelve-month periods ending on the first, second, and third anniversaries of the closing date. Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$259
Accounts receivable	1,448
Inventory	3,892
Other current assets	162
Goodwill	17,621
Intangibles	13,076
Other noncurrent assets	1,514

Total assets acquired	37,972
Current liabilities	6,291
Noncurrent liabilities	2,079

Net assets acquired	$29,602

Goodwill of $17,621 was assigned to the Physician Business and is expected to be deductible for tax purposes. Based on the final purchase price allocation, acquired intangible assets were approximately $13,076, of which $6,200, $1,046, $300, and $130 was assigned to customer relationships, nonsolicitation agreements, noncompetition agreements, and other intangibles, respectively. These acquired intangible assets had a weighted-average useful life of approximately 10.8 years as of the date of acquisition. The remaining $5,400 of acquired intangible assets was assigned to the SAS trade name, which has an indefinite life and will not be amortized.

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. CSSI will be integrated into the existing Medicare Part B billing operations based in Tennessee.

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $4,968, of which approximately $3,288 was paid during fiscal year 2006. Additional purchase price of approximately $1,300 may be paid to the sellers if certain minimum net revenue thresholds (earn-out payments) are met in the twelve-month periods ending on the first, second, and third anniversaries of the closing date. The remaining purchase price of $380 will be paid by the Company, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement, by December 31, 2006 after certain events take place.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$—
Inventory	74
Other current assets	24
Goodwill	1,462
Intangibles	2,111
Other noncurrent assets	21

Total assets acquired	3,692
Current liabilities	404

Net assets acquired	$3,288

Goodwill of $1,462 was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Based on the final purchase price allocation, acquired intangible assets were approximately $2,111, of which $971, $640, and $500 was assigned to customer relationships, noncompetition agreements, and signing bonuses, respectively. These acquired intangible assets had a weighted-average useful life of approximately 5.5 years as of the date of acquisition.

Future estimated payments for additional consideration to be paid pursuant to the purchase agreements executed during fiscal year 2006 total approximately $4,580, of which approximately $3,280 is accrued in the accompanying balance sheet as of March 31, 2006. Future minimum payments, which primarily relate to a holdback of the purchase price until indemnity claims are resolved, or earn-out payments, required at March 31, 2006 are as follows:

Fiscal Year:
2007	$3,787
2008	499
2009	294

Total	$4,580

Fiscal Year 2005

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,830 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. Pursuant to the terms of the purchase agreement, a cash payment of approximately $4,148 was made to the seller during fiscal year 2006 as certain minimum revenue thresholds were met in future periods.

The Company obtained independent valuations of certain intangible assets and the final allocation of the purchase price was finalized during the three months ended September 30, 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$355
Accounts receivable	7,742
Inventory	3,320
Other current assets	2,193
Goodwill	14,070
Intangibles	7,544
Other noncurrent assets	30

Total assets acquired	35,254
Current liabilities	8,069

Net assets acquired	$27,185

Goodwill of $14,070 was assigned to the Elder Care Business and is expected to be deductible for tax purposes. Acquired intangible assets were $7,544, of which $6,400, $623, and $521 was assigned to customer relationships, signing bonuses, and nonsolicitation agreements, respectively. The acquired intangible assets had a weighted-average useful life of approximately 6.7 years as of the date of acquisition.

Fiscal Year 2004

The Elder Care Business acquired the stock of a service company that provides ancillary billing services to the long-term care industry and a long-term care medical supply distributor. The Elder Care Business also acquired certain assets and assumed certain liabilities of a billing service company. The aggregate purchase price for these acquired companies was $21,828 (net of cash acquired) of which $19,328 was paid in cash during the fiscal year ended April 2, 2004. The Company obtained independent valuations of certain intangible assets and the final allocation of the purchase price was finalized during the three months ended December 31, 2004.

During fiscal year 2005, additional consideration of $1,685 was paid to the seller by the Company (an earn-out payment) as the acquired entity’s earnings before interest expense, provision for income taxes, depreciation and amortization, as defined in the purchase agreement, exceeded a targeted level. During fiscal year 2006, a payment of approximately $815, which was accrued in the balance sheet as of December 31, 2003, was paid by the Company. This payment was to be made to the seller, net of any amounts payable to the Company for indemnity claims that arose under the purchase agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisitions.

Cash	$135
Accounts receivable	5,668
Inventory	1,739
Other current assets	861
Goodwill	10,489
Intangibles	6,700
Other noncurrent assets	308

Total assets acquired	25,900
Current liabilities	3,937

Net assets acquired	$21,963

Goodwill of $10,489 was assigned to the Elder Care Business and is expected to be nondeductible for tax purposes. Acquired intangible assets were $6,700, of which $1,200 and $5,500 was assigned to non-competition agreements and customer relationships, respectively. The acquired intangible assets had a weighted-average useful life of approximately 6.1 years as of the date of acquisition.

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

Pursuant to the terms of the Agreement, the Company acquired a minority interest in Tiger Medical on January 25, 2005 for $1,000. In return for its initial equity investment, the Company appointed two individuals to serve on the five-member board of directors of both Tiger Specialty Sourcing Limited and Tiger Shanghai Specialty Sourcing Co. Ltd. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets are achieved. The Company did not make any cash payments during fiscal year 2006 to increase its ownership interest in Tiger Medical. If at any time during the term of the Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1,000 and $32,500 and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2007 through 2008 for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

The Company’s interest in Tiger Medical is considered to be a VIE as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51. The Company is considered to be the primary beneficiary as Tiger Medical provides sourcing services exclusively to the Company. Therefore, the financial statements of Tiger Medical are consolidated with the Company’s financial statements. The Company acquired its interest in Tiger Medical for $1,000 and the realization of this investment is dependent on the product cost savings to the Company. The Company is not obligated on any of the indebtedness of Tiger Medical nor is the Company obligated to fund any operating losses of Tiger Medical. Therefore, the $1,000 acquisition price is the only amount at risk as of March 31, 2006. The accompanying consolidated balance sheet as of March 31, 2006 and April 1, 2005 included approximately $400 and $546 of cash, respectively, and $599 of long-term debt due to the principals of Tiger Medical. The impact of consolidating the statement of operations of Tiger Medical with the Company’s statement of operations for the fiscal years ended March 31, 2006 and April 1, 2005 was immaterial.

5.	NOTES RECEIVABLE

As of March 31, 2006, the Company has two notes receivable (the “Loans”) outstanding from its former chairman and chief executive officer, which bear interest at the applicable Federal rate for long-term obligations (4.52% and 5.03% at March 31, 2006 and April 1, 2005, respectively). Loan 1, which was issued in September 1997 and amended during fiscal year 2003, matures on September 16, 2007 (“Maturity Date”). Principal payments are not required under the agreement until the Maturity Date. Interest payments due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003. On June 30, 2005, the Company received a cash interest payment of approximately $279. Interest accrued during the period from December 31, 1997 to April 30, 2003 of approximately $561 was forgiven on December 31, 2005 as certain covenants under a noncompetition agreement were complied with through December 31, 2005. The terms of the agreement provide for forgiveness of the outstanding principal in the event of a change in control; however, the accrued interest becomes payable immediately. The Company maintains an insurance policy on the life of the former chairman and chief executive officer. Upon death, the proceeds from this policy will be used to repay the outstanding principal and interest. During fiscal year 2003, as part of the Company’s ongoing review of the realization of the Loans, the Company determined that an allowance for doubtful accounts was required for Loan 1 because it was unsecured. As a result, the Company recorded an allowance for doubtful accounts of $2,939 against Loan 1. Subsequently, the Company determined during the three months ended July 1, 2005 that the allowance for doubtful accounts of $2,939, or $1,825 net of income taxes, was no longer required for Loan 1. The allowance for doubtful accounts related to this Loan, which is included in other assets in the accompanying consolidated balance sheets, was approximately $3,794, at April 1, 2005. Loan 2, which was issued in January 2001, matures on the earlier of (i) the death of the former chairman and chief executive officer or (ii) the termination of a split-dollar agreement (“Loan 2 Maturity Date”). Loan 2 bears interest annually during the period from January 1, 2001 until the Loan 2 Maturity Date. Payments of both principal and interest are due upon maturity. A split-dollar life insurance policy on the former chairman and chief executive officer secures this note. As of March 31, 2006, there were no past due principal or interest payments outstanding under the Loans.

On October 2, 2003, the Company received a cash payment of $1,190, which consisted of principal and interest payments of $997 and $193, respectively, which fulfilled all obligations under a third Loan. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for fiscal years 2006, 2005, and 2004, was approximately $177, $187, and $198, respectively. The gross amount of the outstanding principal and accrued interest for the Loans, which are included in prepaid and other current assets and other assets in the accompanying consolidated balance sheets, are summarized below.

Total
Balance at April 2, 2004	$4,603
Principal payments(a)	—
Accrued interest	187
Interest payments(b)	—

Balance at April 1, 2005	4,790
Adjustments	(561)
Principal payments(a)	—
Accrued interest	177
Interest payments(b)	(279)

Balance at March 31, 2006	$4,127

(a)	Principal payments are deferred until the maturity date of each note.
(b)	Interest payments for Loan 1 are required at least annually after May 2003 until the Maturity Date. Interest payments for Loan 2 are deferred until the Loan 2 Maturity Date.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized as follows:

	2006	2005
Land	$9	$9
Computer hardware under capital leases	1,672	—
Leasehold improvements	9,215	8,367
Equipment	24,067	23,289
Computer hardware and software	108,527	92,838

	143,490	124,503
Accumulated depreciation	(55,827)	(43,398)

Property and equipment, net	$87,663	$81,105

Depreciation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations, approximated $13,932, $14,241, and $12,756, for fiscal years 2006, 2005, and 2004, respectively.

7.	GOODWILL

The change in the carrying value of goodwill for the fiscal years ended March 31, 2006 and April 1, 2005 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total
Balance as of April 2, 2004	$9,788	$60,121	$—	$69,909
Purchase business combinations	—	9,457	749	10,206
Acquisition earn-out payment	—	5,685	—	5,685
Purchase price allocation adjustments	—	(183)	—	(183)

Balance as of April 1, 2005	9,788	75,080	749	85,617
Purchase business combinations	16,982	1,496	—	18,478
Purchase price allocation adjustments	639	787	—	1,426

Balance as of March 31, 2006	$27,409	$77,363	$749	$105,521

8.	INTANGIBLES, NET

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets by business segment and major asset class.

	As of
	March 31, 2006			April 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships:
Physician Business	$8,112	$(1,695)	$6,417	$2,463	$(1,854)	$609
Elder Care Business	13,762	(3,858)	9,904	12,791	(1,973)	10,818

	21,874	(5,553)	16,321	15,254	(3,827)	11,427

Nonsolicitation Agreements:
Physician Business	11,169	(1,792)	9,377	7,077	(470)	6,607
Elder Care Business	516	(144)	372	521	(33)	488

	11,685	(1,936)	9,749	7,598	(503)	7,095

Noncompetition Agreements:
Physician Business	1,513	(836)	677	2,630	(1,975)	655
Elder Care Business	1,160	(472)	688	3,255	(2,429)	826
Corporate Shared Services	441	(424)	17	441	(314)	127

	3,114	(1,732)	1,382	6,326	(4,718)	1,608

Signing Bonuses:
Physician Business	1,470	(854)	616	1,985	(1,147)	838
Elder Care Business	1,079	(517)	562	618	(204)	414

	2,549	(1,371)	1,178	2,603	(1,351)	1,252

Other Intangibles:
Elder Care Business	538	(385)	153	538	(278)	260
Corporate Shared Services	225	(63)	162	225	(9)	216

	763	(448)	315	763	(287)	476

Total intangible assets subject to amortization	39,985	(11,040)	28,945	32,544	(10,686)	21,858

Tradename:
Physician Business	5,400	—	5,400	—	—	—

Total unamortized intangible assets	5,400	—	5,400	—	—	—

Total intangible assets	$45,385	$(11,040)	$34,345	$32,544	$(10,686)	$21,858

Total amortization expense for intangible assets for the fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004, was $6,298, $4,537, and $2,779, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2007	$5,672
2008	5,002
2009	4,493
2010	3,925
2011	3,018
Thereafter	6,835

Total	$28,945

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	March 31, 2006	April 1, 2005
Customer relationships	7.4	5.9
Nonsolicitation Agreements	8.1	9.4
Noncompetition Agreements	3.3	2.1
Signing Bonuses	2.4	2.5
Other Intangibles	2.2	3.1

Total weighted-average period	7.2	6.5

Future minimum payments required under noncompetition agreements at March 31, 2006 are $99, which will be paid during fiscal year 2007.

9.	ACCRUED EXPENSES

Accrued expenses at March 31, 2006 and April 1, 2005 were as follows.

	2006	2005
Accrued payroll	$12,120	$10,624
Accrued incentive compensation costs	9,596	19,078
Other	12,783	15,178

Accrued expenses	$34,499	$44,880

10.	DEBT

Debt consists of the following:

	As of
	March 31, 2006	April 1, 2005
2.25% convertible senior notes	$150,000	$150,000
Revolving line of credit	—	25,000
Capital lease obligations	1,364	—

Total debt	151,364	175,000
Less: Current portion of long-term debt	509	25,000

Long-term debt	$150,855	$150,000

2.25% Convertible Senior Notes

During fiscal year 2004, the Company issued $150 million principal amount of 2.25% convertible senior notes, which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and

September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

The notes may be converted into shares of the Company’s common stock under the following circumstances: (i) prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share; (ii) if on any date after March 15, 2019, the closing sale price of the Company’s common stock is greater than 120% of the then applicable conversion price; (iii) during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate, provided that if the price of the Company’s common stock issuable upon conversion is between 100% and 120% of the applicable conversion price, then holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest, if any; (iv) if the Company has called the notes for redemption; (v) during any period in which the Company’s long-term issuer rating assigned by Moody’s Investor Services (“Moody’s”) is at or below Caa1 or the corporate credit rating assigned by Standard & Poor’s Ratings Services (“S&P”) is at or below B-, or if the Company is no longer rated by at least one of S&P or Moody’s; or (vi) upon the occurrence of specified corporate transactions described in the indenture governing the notes. The initial conversion rate is 58.4949 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $17.10 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation.

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

Under the Credit Agreement, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing the Company’s common stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. However, these covenants may not apply if the Company maintains sufficient Availability under the credit facility.

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

There were no outstanding borrowings under the revolving line of credit at March 31, 2006. As of April 1, 2005, the Company had outstanding borrowings of $25,000. After reducing Availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $199.6 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004, was 3.89%, 4.09% and 3.98%, respectively.

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

During fiscal year 2004, the Company entered into an interest rate swap agreement that matured on March 28, 2006. The purpose of this swap agreement was to hedge the variable interest rate of its revolving line of credit. The notional amount of the swap originally was $35 million and was reduced to $25 million on July 19, 2004. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.195%, plus an applicable margin as determined by the Credit Agreement. This interest rate swap was designated as a cash flow hedge in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value were recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets. Under the terms of the interest rate swap agreement, the Company made monthly payments based on the fixed rate and received interest payments based on 1-month LIBOR. The changes in market value of this financial instrument were highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement were recorded as reductions or additions to interest expense. During fiscal years 2006, 2005, and 2004, the Company recorded an unrealized (loss) gain, net of related tax effects, for the estimated fair value of the swap agreement in accumulated other comprehensive income of $(231), $271, and ($40), respectively.

Capital Lease Obligations

The Company leases computer hardware under thirty-nine month leases at an aggregate annual rental of approximately $564. The equipment was capitalized at its fair market value of $1,672, which approximates the present value of the future minimum lease payments. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2006.

Fiscal Year:
2007	$574
2008	564
2009	329

Total minimum lease payments	1,467
Less: amount representing interest	103

Present value of net minimum lease payments	$1,364

11.	INCOME TAXES

The provision for income taxes from continuing operations is detailed below:

	2006	2005	2004
Current tax (benefit) provision:
Federal	$946	$(533)	$7,034
State	148	(68)	1,241

Total current provision (benefit)	1,094	(601)	8,275

Deferred tax provision:
Federal	22,021	15,392	7,924
State	2,722	1,979	1,398

Total deferred provision	24,743	17,371	9,322

Total income tax provision	$25,837	$16,770	$17,597

A reconciliation of the total income tax provision as presented in the consolidated statements of operations is as follows:

	2006	2005	2004
Benefit for income taxes recorded in stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	$(6,262)	$(2,217)	$(1,827)
Unrealized (loss) gain on interest rate swap recognized for financial reporting purposes	(141)	167	(26)

	(6,403)	(2,050)	(1,853)
Provision for income taxes from continuing operations	25,837	16,770	17,597
Benefit for income taxes recorded as a reduction to goodwill	(97)	(1,522)	(752)
Benefit for income taxes from loss on disposal of discontinued operations	—	(1,849)	(741)

Total income tax provision	$19,337	$11,349	$14,251

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2006	2005	2004
Income from continuing operations before provision for income taxes	$70,094	$56,154	$46,300

Tax provision at the 35% statutory rate	24,533	19,654	16,205

Increase (decrease) in taxes:
State income tax, net of Federal benefit	1,913	1,241	1,716
Meals and entertainment	573	432	431
State net operating loss impairment	—	130	342
Officer life insurance	(1,566)	(384)	(1,167)
Reversal of valuation allowance and IRS tax settlement	(312)	(5,133)	—
Other, net	696	830	70

Total increase (decrease) in taxes	1,304	(2,884)	1,392

Total income tax provision	$25,837	$16,770	$17,597

Effective tax rate	36.9%	29.9%	38.0%

At March 31, 2006 and April 1, 2005, the Company recorded an income tax receivable of $12,566 and $1,469, respectively, related to current income tax filings and Internal Revenue Service (“IRS”) audit settlements.

Deferred income taxes for fiscal years 2006 and 2005 reflect the impact of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at March 31, 2006 and April 1, 2005 are detailed below:

	2006	2005
Deferred tax assets:
Deferred compensation	$16,209	$11,015
Net operating loss and alternative minimum tax credit carryforwards	8,899	19,470
Allowance for doubtful accounts and sales returns	6,286	6,070
Accrued expenses	2,511	2,257
Inventory uniform cost capitalization	2,036	1,667
Inventory obsolescence	1,185	3,727
Restructuring and other nonrecurring costs and expenses	357	351
Charitable contribution carryover	251	1,090
Capital loss carryforward	—	364
Excess of book amortization over tax amortization	—	264
Other	865	401

Gross deferred tax assets	38,599	46,676
Valuation allowance	—	(338)

Deferred tax assets, net of valuation allowance	38,599	46,338

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(12,456)	(8,193)
Capitalized software development costs	(6,222)	(5,289)
Interest on convertible debt instrument	(6,178)	(3,031)
Excess of tax amortization over book amortization	(1,554)	—
Other	(1,599)	—

Gross deferred tax liabilities	(28,009)	(16,513)

Deferred tax assets, net	$10,590	$29,825

The deferred tax accounts at March 31, 2006 and April 1, 2005 include current deferred income tax assets of $12,959 and $29,014, respectively; non-current deferred income tax assets of $0 and $811, respectively, included in other assets; and non-current deferred income tax liabilities of $2,369 and $0, respectively, included in other noncurrent liabilities. Management believes that the deferred tax assets as of March 31, 2006 will be realizable to offset the projected future taxable income.

At March 31, 2006 and April 1, 2005, the Company had Federal and state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $17,041 (pre-tax) and $51,372 (pre-tax), respectively, which expire from 2007 to 2023. The utilization of certain NOL carryforwards is subject to an annual limitation. The decrease in the Federal and state NOLs during fiscal years 2006 and 2005 was primarily a result of utilizing the NOLs to offset the estimated tax liabilities of approximately $13,011 and $19,687 for fiscal years 2006 and 2005, respectively. In addition, the NOL carryforwards increased approximately $5,553 (tax-effected) during fiscal year 2005 primarily as a result of finalizing the fiscal years 2005 and 2004 income tax returns as well as management’s estimate of the outcome of the income tax returns currently under audit. Management anticipates utilizing the remaining Federal NOL carryforward as well as a portion of the remaining state NOL carryforwards during fiscal year 2007.

The Company is subject to periodic review by Federal, state, and local tax authorities in the ordinary course of business. During fiscal year 2002, the IRS notified the Company that the income tax returns for the fiscal years ended March 31, 2000 and March 30, 2001 would be examined. During the three months ended December 31, 2003, fieldwork was completed and the Company received the IRS’s report of findings (the “IRS Report”). The Company filed a formal protest to appeal certain findings with the Appeals Office of the IRS, which primarily related to timing of tax deductions. In conjunction with filing the protest, the income tax return for the fiscal year 2002 was amended to report a worthless stock deduction for the treatment of the sale of the International Business (the “Refund Claim”).

The Refund Claim related to the income tax treatment of the sale of the International Business during fiscal 2002, which was originally reported as a capital loss carryforward. The Refund Claim reflected a reclassification of the capital loss to an ordinary loss. At the time of sale, management believed it was more likely than not that the Company would be unable to use the capital loss before its expiration in fiscal year 2007 and, accordingly, a valuation allowance was recorded. Subsequent to filing the income tax return for fiscal year 2002, Tax Court rulings were issued that suggested the Company could change the capital loss deduction to an ordinary loss deduction. Therefore, the Company filed the Refund Claim with the IRS during the three months ended December 31, 2003. During the three months ended December 31, 2004, the Company and the Appeals Office of the IRS reached a settlement. This settlement, which was subject to final review and approval by the Congressional Joint Committee on Taxation (“Joint Committee”), resulted in a reduction to the provision for income taxes during the fiscal year ended April 1, 2005 of approximately $5,558 (including a state income tax benefit of $425). Approximately $5,071 of this amount represented the reversal of the valuation allowance. In October 2005, the Company received written notification that the Joint Committee has found no exception to the settlement agreement reached with the Appeals Office of the IRS. The Company’s results of operations during fiscal year 2006 were not materially impacted as a result of the written notification from the Joint Committee.

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. Management anticipates the settlement of this appeal to occur during fiscal year 2007 and does not anticipate the results of the audits to have a material impact on the Company’s financial condition or results of operations.

12.	SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

On December 17, 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 5% of its common stock, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the first quarter of fiscal year 2004, the Company repurchased approximately 0.9 million shares of common stock under this program at an average price of $5.92 per common share for approximately $5,643.

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

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share for approximately $9,918. At March 31, 2006, approximately 2.2 million common shares were available to repurchase under this program.

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

	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
1999 Long-Term Incentive Plan	1,930	185
1994 Long-Term Stock Plan(b)	729	—
Amended and Restated Directors’ Stock Plan(b)	453	—
1997 Gulf South Medical Supply Plan(b)	238	—
Amended and Restated 1994 Long-Term Incentive Plan(b)	51	—
1992 Gulf South Medical Supply Plan(b)	32	—
2004 Non-Employee Directors Compensation Plan(a)	—	384

	3,433	569
Equity compensation plan not approved by shareholders:
1999 Broad-Based Employee Stock Plan	552	197

Total	3,985	766

(a)	This plan superceded the Amended and Restated Directors’ Stock Plan and was approved by shareholders during fiscal year 2005.
(b)	These plans are terminated; however, options remain outstanding at March 31, 2006 that are exercisable.

Prior to fiscal year 2005, the Company primarily awarded stock options under these stock incentive plans, which did not require compensation expense to be recorded in the consolidated statements of operations as the Company adopted the disclosure only provisions of SFAS 123. Options were granted for the purchase of shares of common stock at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan were fully vested and exercisable three years from the date of grant. Options granted under the Amended and Restated Directors’ Stock Plan, the 1994 Long-Term Stock Plan, and the Amended and Restated 1994 Long-Term Incentive Plan were fully vested and exercisable at the date of grant. Outstanding options have a term of 5 years or 10 years.

During fiscal years 2006 and 2005, the Company primarily used restricted stock for employee equity compensation. Upon issuance of restricted stock, unearned compensation is charged to shareholders’ equity for the market value of the restricted stock and recognized as compensation expense over the vesting period, which is generally three years.

Outstanding stock-based awards were as follows:

	March 31, 2006	April 1, 2005	April 2, 2004
Stock options(a)	3,985	6,666	7,690
Restricted stock(b)	286	208	24
Deferred stock units(a)	6	—	—

Total outstanding stock-based awards	4,277	6,874	7,714

(a)	Amounts are excluded from shares of common stock issued and outstanding.
(b)	Amounts are included in shares of common stock issued and outstanding.

The following table summarizes the stock option activity during the period from March 28, 2003 to March 31, 2006:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance, March 28, 2003	7,512	$2.59-$28.86	$9.04
Granted	1,290	$6.01-$12.13	$9.06
Exercised	(836)	$2.59-$12.07	$5.86
Forfeited	(276)	$2.72-$28.86	$7.96

Balance, April 2, 2004	7,690	$2.59-$28.86	$9.46
Granted	35	$10.72-$10.75	$10.72
Exercised	(937)	$2.59-$12.07	$5.86
Forfeited	(122)	$2.72-$28.86	$9.69

Balance, April 1, 2005	6,666	$2.59-$28.86	$9.97
Granted	—	—	—
Exercised	(2,373)	$2.59-$16.29	$8.55
Forfeited	(308)	$2.72-$28.86	$15.07

Balance, March 31, 2006	3,985	$2.59-$28.86	$10.42

The following table summarizes information about stock options outstanding at March 31, 2006:

	Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 2.59-$ 2.88	76	4.6	$2.61
$ 2.89-$ 5.77	352	5.0	$5.10
$ 5.78-$ 8.65	1,127	3.3	$7.28
$ 8.66-$11.54	1,250	3.6	$9.62
$11.55-$14.43	402	2.5	$12.79
$14.44-$17.31	362	1.3	$14.82
$17.32-$20.20	228	2.0	$19.66
$20.21-$23.08	165	1.5	$21.97
$23.09-$28.86	23	2.0	$28.86

	3,985	3.1	$10.42

The following table summarizes the restricted stock activity during the period from March 28, 2003 to March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Balance, March 28, 2003	—	$—
Granted	32	$7.13
Vested	(8)	$6.52

Balance, April 2, 2004	24	$7.35
Granted	197	$10.74
Vested	(8)	$6.52
Forfeited	(5)	$10.72

Balance, April 1, 2005	208	$10.50
Granted	155	$14.55
Vested	(64)	$10.59
Forfeited	(13)	$11.88

Balance, March 31, 2006	286	$12.62

Scheduled vesting for outstanding restricted stock is as follows:

Number of Shares
Fiscal Year:
2007	102
2008	94
2009	88
2010	1
2011	1

Total	286

Total compensation expense for restricted stock grants during the fiscal years ended March 31, 2006, April 1, 2005, and April 2, 2004, was $1,161, $507, and $72, respectively. The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2007	$1,364
2008	964
2009	303
2010	8
2011	7

Total	$2,646

13.	EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of mutual funds or to acquire an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 50% of the employee deferrals up to 6% of their compensation or (ii) $1.2 (in thousands). This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal year ended March 31, 2006, April 1, 2005, and April 2, 2004, the Company contributed approximately $1,516, $1,377, and $843, respectively, to the Plan under this matching arrangement. The Plan owned approximately 2.0 million, 2.3 million, and 2.6 million shares of the Company’s common stock at March 31, 2006, April 1, 2005, and April 2, 2004, respectively.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan available to all employees with at least six months of service. The plan allows eligible employees to purchase Company stock acquired in the open market through after-tax payroll deductions.

Deferred Compensation Program

The Company offers a deferred compensation program (the “Program”) to qualified executives, management, and sales representatives. The Program consists of a deferred compensation plan and also previously consisted of a stock option program. Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation; however, the Company matching contribution program only applies to deferrals of up to 10% or 15% of the participant’s compensation. The Company’s matching contribution ranges from 10% to 125% of the participant’s deferral. Participant contributions are always 100% vested. The Company’s matching contribution vests in 20% increments beginning after participating in the plan for 4 years and becomes fully vested after participating in the plan for 8 years. The stock option program was amended on July 1, 2004 to reflect that stock options would not be granted after July 1, 2004, but the program will otherwise remain in effect to govern the terms of any stock options granted prior to July 1, 2004. As discussed in Note 2, Summary of Significant Accounting Policies, the vesting of all unvested stock options outstanding as of April 1, 2005 was accelerated.

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

During fiscal years 2006, 2005, and 2004, the Company matched approximately $2,417, $1,681, and $1,347, respectively, of employee deferrals. The cash surrender value of the corporate-owned, life insurance policies, which is recorded in other long-term assets in the accompanying consolidated balance sheets, was approximately $42,493 and $28,280, at March 31, 2006 and April 1, 2005, respectively. In addition, the deferred compensation liability, which is recorded in other noncurrent liabilities in the accompanying consolidated balance sheets, was approximately $42,185 and $28,179 at March 31, 2006 and April 1, 2005, respectively.

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

Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2003, the Compensation Committee of the Board of Directors approved a cash-based performance award program under the 1999 Long-Term Incentive Plan, known as the Shareholder Value Plan (“SVP”). The SVP provides incentive to executives to enhance shareholder value through the achievement of earnings per share goals outlined in the Company’s three-year strategic plan. The first performance period under the SVP was the 30-month period from October 1, 2002 to March 31, 2005. The pay-out for the first performance period was approximately $8,451, which was accrued as of April 1, 2005 and paid in cash during the first quarter of fiscal year 2006.

During fiscal year 2006, the Compensation Committee approved the 2006 Shareholder Value Plan (“2006 SVP”). The performance period under the 2006 SVP is the 36-month period from April 2, 2005 to March 28, 2008. Target awards under the 2006 SVP are expressed as a percentage of base salary (ranging from 15% to 55%) in effect at the inception of the performance period for all officer levels and performance goals are based on planned cumulative earnings per share. Participants have the opportunity to earn from 50% to 150% of their target award, based on planned cumulative earnings per share. The planned cumulative earnings per share measured for performance under the plan includes the after-tax effect of the compensation costs related to the 2006 SVP. The Company accrued approximately $2,000 of compensation cost as of March 31, 2006 and expects the target pay-out to be approximately $7,400.

14.	OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pays taxes, insurance, and maintenance expenses related to the leased assets. Many of the Company’s leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income and amounts payable under the leases as other noncurrent liabilities in the accompanying balance sheets.

Rent expense, including common area maintenance, for operating leases approximated $22,559, $21,034, and $20,376, for fiscal years 2006, 2005, and 2004, respectively. As of March 31, 2006, future minimum payments, including estimated common area maintenance, by fiscal year and in the aggregate, required under noncancelable operating leases are as follows:

Fiscal Year:
2007	$21,483
2008	16,897
2009	13,078
2010	9,553
2011	6,412
Thereafter	10,753

Total	$78,176

15.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Nature of Operations, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared departmental operating costs and intercompany interest expense. The allocation of shared departmental operating costs is generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company’s business segments:

	2006	2005	2004
NET SALES:
Physician Business	$1,086,820	$959,017	$880,598
Elder Care Business	532,597	514,752	469,319

Total net sales	$1,619,417	$1,473,769	$1,349,917

NET SALES BY PRODUCT TYPE:
Consumable products	$1,196,190	$1,116,472	$1,042,801
Pharmaceutical products	231,119	183,710	165,777
Equipment	170,961	156,687	132,678
Billing services	10,240	8,716	2,221
Customer freight charges	7,726	6,019	5,258
Vendor incentive income	3,181	2,165	1,182

Total net sales	$1,619,417	$1,473,769	$1,349,917

INCOME FROM OPERATIONS:
Physician Business	$75,394	$61,971	$45,504
Elder Care Business	15,891	23,572	21,890
Corporate Shared Services	(18,876)	(23,984)	(19,573)

Total income from operations	$72,409	$61,559	$47,821

DEPRECIATION:
Physician Business	$7,458	$9,139	$9,414
Elder Care Business	2,446	1,639	1,603
Corporate Shared Services	4,028	3,463	1,739

Total depreciation	$13,932	$14,241	$12,756

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$2,838	$1,642	$1,185
Elder Care Business	3,238	2,736	1,455
Corporate Shared Services	222	159	139

Total amortization of intangible assets	$6,298	$4,537	$2,779

	2006	2005	2004
PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,535	$1,605	$1,678
Elder Care Business	4,107	3,476	4,248
Corporate Shared Services	(3,233)	187	182

Total provision for doubtful accounts and notes receivable	$2,409	$5,268	$6,108

INTEREST EXPENSE:
Physician Business	$4,130	$3,328	$3,950
Elder Care Business	7,445	7,000	5,538
Corporate Shared Services	(5,691)	(3,472)	(3,928)

Total interest expense	$5,884	$6,856	$5,560

PROVISION (BENEFIT) FOR INCOME TAXES:
Physician Business	$27,076	$23,393	$15,864
Elder Care Business	3,161	6,607	6,047
Corporate Shared Services	(4,400)	(13,230)	(4,314)

Total provision for income taxes	$25,837	$16,770	$17,597

CAPITAL EXPENDITURES:
Physician Business	$1,954	$2,687	$7,114
Elder Care Business	1,499	4,336	5,256
Corporate Shared Services	13,554	18,908	8,747

Total capital expenditures	$17,007	$25,931	$21,117

	2006	2005
ASSETS:
Physician Business	$389,206	$314,437
Elder Care Business	266,006	257,024
Corporate Shared Services	81,763	74,897

Total assets	$736,975	$646,358

16.	COMMITMENTS AND CONTINGENCIES

Settlement of Litigation

In May 1998, the Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The lawsuit alleged that the defendants engaged in violations of Sections 14(a) and 20(a) of the Securities Exchange Act and SEC Rule 14a-9. The allegations referenced a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of approximately $16,500, of which approximately $12,700 was recovered through existing insurance policies. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005. The final fairness hearing was held on December 20, 2005. The Court entered the Final Judgment and Order of Dismissal with Prejudice on December 20, 2005. During the three months ended December 30, 2005, the Company made payments totaling approximately $3,800 to cover the uninsured losses and professional fees relating to this matter. As a result of these payments and the final fairness hearing, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company as of December 30, 2005.

Other Litigation Matters

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

Purchase Commitments

During July 2003, the Physician Business entered into a five year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during the fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Chiron that it will purchase doses of influenza vaccines valued at approximately $46,078 during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006.

During February 2006, the Company entered into three agreements with three different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw wet latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $38,441 at March 31, 2006 and are based on management’s estimate of current pricing.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of March 31, 2006, the Company has not terminated any contracts with a private label vendor that had a material impact to the Company’s results of operations and financial condition.

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

In connection with the closing of the transaction, the Company and the Buyer entered into a transitional services agreement (“TSA”), pursuant to which the Company provided certain reimbursable services to the Buyer for a period of one year. This agreement terminated during fiscal year 2004. The costs incurred related to providing services under the TSA were included in general and administrative expenses and the reimbursement for these expenses were included in other income in the accompanying statements of operations. During the fiscal year ended April 2, 2004, the Company recognized approximately $2,959 of other income related to the TSA.

On March 14, 2003, the Company received a letter from the Buyer claiming a Purchase Price adjustment of $32,257. The claimed Purchase Price adjustment was based on an accounting of the net asset statement as of the closing date, which was delivered to the Buyer in January 2003. Pursuant to the terms of the Stock Purchase Agreement, the matter was referred to an independent accounting firm of national reputation for arbitration. Subsequent to March 14, 2003, the Buyer provided an adjusted claim to the arbitrator claiming a purchase price adjustment of $28,222. During the three months ended June 30, 2004, the arbitrator ruled in favor of the Buyer for a purchase price adjustment of $1,821. As a result of the final ruling from the arbitrator, the Company paid approximately $4,279 of settlement costs to the Buyer during fiscal year 2005. During the settlement process, management estimated the net asset adjustment based on available information and revised its estimate on a quarterly basis, if needed. The cash proceeds received during fiscal year 2003 were reduced by approximately $4,854 and $2,067 for transaction and settlement costs that were paid during the fiscal years ended April 1, 2005 and April 2, 2004, respectively.

The following table details the loss on disposal of discontinued operations for fiscal years 2006, 2005, and 2004.

	For the Fiscal Year Ended
	March 31, 2006	April 1, 2005	April 2, 2004
Loss on disposal of discontinued operations before benefit for income taxes	$—	$(2,261)	$(1,905)
Benefit for income taxes	—	1,849	741

Loss on disposal of discontinued operations	$—	$(412)	$(1,164)

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

The pretax loss on disposal of discontinued operations for the fiscal year ended April 2, 2004 primarily related to (i) legal and professional fees of approximately $1,155, which primarily related to the arbitration proceedings and (ii) management’s estimated net asset adjustment of $750.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2006 and 2005. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the number of selling days in a quarter, the timing of business combinations, and changes in customer’s buying patterns of supplies, equipment, and pharmaceutical products. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

The quarterly results of operations fluctuate depending on the number of selling days in each quarter. The following table compares the number of selling days included in the first, second, third, and fourth quarters of fiscal years 2006 and 2005.

	Fiscal Years
	2006	2005
First quarter	64	62
Second quarter	63	65
Third quarter	62	61
Fourth quarter	64	65

Total	253	253

The quarterly results of operations during the three months ended July 1, 2005 fluctuated as a result of reversing the allowance for doubtful accounts of $2,939, or $1,825 net of income taxes, related to the former chairman and chief executive officer of the Company. (Refer to Note 5, Notes Receivable). In addition, the quarterly results of operations during the three months ended December 30, 2005 fluctuated as a result of recognizing approximately $12,364 of influenza vaccine sales. (Refer to Item 7. Management’s Discussion and Analysis, for a further discussion).

The quarterly results of operations during fiscal year 2005 fluctuated as a result of the reduction to the provision for income taxes of approximately $5,558 recorded during the three months ended December 31, 2004. (Refer to Note 11, Income Taxes, for a further discussion). In addition, during the three months ended April 1, 2005, the Company recorded a gain of $2,600, offset by approximately $651 of legal and professional fees and expenses incurred during this same period, as a result of a lawsuit that was settled.

	Fiscal Year 2006
	Q1	Q2	Q3	Q4	Total
Net sales	$387,129	$385,819	$423,781	$422,688	$1,619,417
Gross profit	110,475	112,307	120,074	124,469	467,325
Net income	8,140	10,785	12,421	12,911	44,257

Earnings per share-Basic	$0.13	$0.16	$0.19	$0.19	$0.67
Earnings per share-Diluted	$0.12	$0.16	$0.19	$0.19	$0.66

	Fiscal Year 2005
	Q1	Q2	Q3	Q4	Total
Net sales	$330,361	$364,267	$377,842	$401,299	$1,473,769
Gross profit	95,776	105,322	109,167	113,090	423,355
Income from continuing operations	5,925	8,772	14,436	10,251	39,384
(Loss) income on disposal of discontinued operations	(1,708)	—	1,295	—	(412)

Net income	$4,217	$8,772	$15,731	$10,251	$38,972

Earnings per share—Basic:
Income from continuing operations	$0.09	$0.14	$0.22	$0.16	$0.61
(Loss) income on disposal of discontinued operations	(0.03)	—	0.02	—	(0.01)

Net income	$0.06	$0.14	$0.24	$0.16	$0.60

Earnings per share—Diluted:
Income from continuing operations	$0.09	$0.13	$0.22	$0.16	$0.60
(Loss) income on disposal of discontinued operations	(0.03)	—	0.02	—	(0.01)

Net income	$0.06	$0.13	$0.24	$0.16	$0.59

*	The sum of the four quarters may not agree to the total column due to rounding differences.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2006, APRIL 1, 2005, AND APRIL 2, 2004

(Dollars in Thousands)

Valuation Allowance for Accounts Receivable	Balance at Beginning of Period	Provision Charged to Expense	Write-offs	Balance at End of Period
Fiscal year ended April 2, 2004	$10,259	$5,926	$6,165	$10,020
Fiscal year ended April 1, 2005	10,020	5,081	5,496	9,605
Fiscal year ended March 31, 2006	$9,605	$5,642	$4,749	$10,498

Valuation Allowance for Notes Receivable	Balance at Beginning of Period	Provision Charged to Expense	Write-offs	Balance at End of Period
Fiscal year ended April 2, 2004	$3,759	$248	$400	$3,607
Fiscal year ended April 1, 2005	3,607	187	—	3,794
Fiscal year ended March 31, 2006	$3,794	$(3,233)	$561	$—

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision Charged to Expense	Utilizations	Balance at End of Period
Fiscal year ended April 2, 2004	$5,980	$—	$428	$5,552
Fiscal year ended April 1, 2005	5,552	(5,214)	—	338
Fiscal year ended March 31, 2006	$338	$(338)	$—	$—

Gulf South Operational Tax Charge Reserve(a)	Balance at Beginning of Period	Reversed to General & Administrative Expenses	Utilizations	Balance at End of Period
Fiscal year ended April 2, 2004	$1,503	$1,503	$—	$—

(a)	The Elder Care Business recorded charges totaling $9.5 million during fiscal years 1998, 1997, and 1996 primarily related to state and local, sales and use, and property taxes that were not charged to customers and remitted to taxing authorities on a timely basis. On a quarterly basis, management performed an analysis of the estimated remaining exposure and recorded adjustments to general and administrative expenses based on the expiration of various states statutes of limitations, the resolution of compliance audits, and current available information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation by the Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company‘s disclosure controls and procedures (as defined by Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”), the Principal Executive Officer and the Principal Financial Officer have concluded that the Company‘s current disclosure controls and procedures were effective at March 31, 2006.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In making this assessment as of March 31, 2006, management has excluded the operations of Southern Anesthesia & Surgical, Inc. (“SAS”), which was acquired on September 30, 2005, as the Company did not have sufficient time to make an assessment of SAS’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. SAS had total assets of $38.5 million and total revenues of $23.7 million as of and for the fiscal year ended March 31, 2006 that were included in the Company’s consolidated financial statements. Management excluded SAS from its assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the acquired SAS business within one year from the date of the acquisition.

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2006, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that PSS World Medical, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness and internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that PSS World Medical, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, PSS World Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Commitment of Sponsoring Organizations of the Treadway Commission (COSO).

PSS World Medical, Inc. acquired Southern Anesthesia & Surgical, Inc. during fiscal year 2006, and management excluded from its assessment of the effectiveness of PSS World Medical, Inc.’s internal control over financial reporting as of March 31, 2006, Southern Anesthesia & Surgical, Inc.’s internal control over financial reporting associated with total assets of $38.5 million and total revenues of $23.7 million included in the consolidated financial statements of PSS World Medical, Inc. and subsidiaries as of and for the year ended March 31, 2006. Our audit of internal control over financial reporting of PSS World Medical, Inc. also excluded an evaluation of the internal control over financial reporting of Southern Anesthesia & Surgical, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of March 31, 2006 and April 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated May 23, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

May 23, 2006

Jacksonville, Florida

Certified Public Accountants

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Company’s fiscal year 2006 Annual Meeting of Shareholders under the caption “MANAGEMENT-Directors and Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2006 Annual Meeting of Shareholders under the caption “MANAGEMENT-Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2006 Annual Meeting of Shareholders under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

The Company maintains several stock incentive plans (the “Plans”) for the benefit of employees, officers, and directors. The following table summarizes the potential dilution that could occur from past and future equity grants for all Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,433,000	$10.84	569,000	(2)

Equity compensation plan not approved by security holders(1)	552,000	$7.79	197,000	(3)

Total	3,985,000	$10.42	766,000

(1)

The 1999 Broad-Based Employee Stock Plan is the only equity compensation plan that is not approved by shareholders. Under this plan, 2,600,000 shares of the Company’s common stock were originally reserved for issuance to employees and consultants. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options, restricted stock, or unrestricted stock awards. The exercise price of options granted shall be at least the fair market value of the Company’s common stock on the date of grant. Unless otherwise specified by the Compensation Committee, options become fully vested and exercisable three years from the date of grant. Restricted stock awards, which generally vest over a three-year period, may not be sold or transferred until the completion of such periods of service or achievement of such conditions as specified by the Compensation Committee. Upon a change in control of the Company, all stock awards shall become fully vested and exercisable, and all restrictions on restricted stock awards shall lapse.

(2)	All of these shares are available for issuance pursuant to awards of restricted stock, unrestricted stock, or performance awards.
(3)	All of these shares are available for issuance pursuant to awards of restricted stock or unrestricted stock. The plan provides that no more than 33% of the total shares authorized under the plan may be granted as awards of restricted stock or unrestricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2006 Annual Meeting of Shareholders under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2006 Annual Meeting of Shareholders under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended March 31, 2006, April 1, 2005, and April 2, 2004	F-40

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (4)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (8)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (8)

3.2	Amended and Restated Bylaws, dated as of August 26, 2005.

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc. (18)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee. (18)

4.3	Form of 2.25% Convertible Senior Note due 2024. (18)

4.4	Shareholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (5)

4.5a	Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. (6)

4.5b	Amendment to Shareholder Protection Rights Agreement, dated as of April 12, 2002, between the Company and First Union National Bank, as Successor Rights Agent. (9)

10.1*	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2*	Amended and Restated Directors Stock Plan. (15)

10.3*	Amended and Restated 1994 Long-Term Incentive Plan. (3)

10.4*	Amended and Restated 1994 Long-Term Stock Plan. (15)

10.5*	1994 Employee Stock Purchase Plan. (2)

10.6*	1994 Amended Incentive Stock Option Plan. (1)

10.7*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001). (15)

10.8*	1999 Broad-Based Employee Stock Plan. (15)

10.9*	Shareholder Value Plan (Portions omitted pursuant to a request for confidential treatment-Separately filed with the SEC). (24)

10.10*	Description of Executive Officer Annual Incentive Bonus Program.

10.11	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment—Separately filed with the SEC). (16)

10.12*	Amended and Restated Savings Plan. (10)

10.12a*	First Amendment to the Amended and Restated Savings Plan. (12)

10.12b*	Second Amendment to the Amended and Restated Savings Plan. (14)

10.12c*	Third Amendment to the Amended and Restated Savings Plan. (15)

10.12d*	Fourth Amendment to the Amended and Restated Savings Plan. (16)

10.12e*	Fifth Amendment to the Amended and Restated Savings Plan. (17)

10.12f*	Sixth Amendment to the Amended and Restated Savings Plan. (23)

Exhibit Number	Description
10.13	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (15)

10.13a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (17)

10.13b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (18)

10.13c	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (20)

10.13d	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (21)

10.13e	Sixth Amendment to Credit Agreement, dated as of June 30, 2005, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (27)

10.14*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Jeffrey H. Anthony. (23)

10.14a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Jeffrey H. Anthony. (23)

10.15*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson. (14)

10.16*	Employment Agreement, dated as of August 16, 2005, by and between the Company and Gary A. Corless. (25)

10.17*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English. (19)

10.18*	Employment Agreement, dated as of January 1, 2002, by and between the Company and Bradley J. Hilton. (23)

10.19*	Employment Agreement, dated as of April 1, 2001, by and between the Company and Mary M. Jennings. (23)

10.20*	Employment Agreement, dated as of February 21, 2000, by and between the Company and David D. Klarner. (23)

10.20a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David D. Klarner. (23)

10.21*	Employment Agreement, dated as of April 1, 2003, by and between the Company and Gary J. Nutter. (17)

10.22*	Employment Agreement, dated as of April 1, 2000, by and between the Company and David H. Ramsey. (23)

10.23*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (7)

Exhibit Number	Description
10.23a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (7)

10.24*	Employment Agreement, dated as of July 10, 2003, by and between the Company and David A. Smith. (15)

10.25*	Employment Agreement, dated as of November 19, 2002, by and between the Company and Robert C. Weiner. (23)

10.26*	Employment Agreement, dated as of October 1, 2002, by and between the Company and Tony Oglesby. (14)

10.26a*	Severance Agreement, dated as of October 20, 2003, by and between the Company and Tony Oglesby. (17)

10.27*	Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly. (7)

10.27a*	Amendment to Severance Agreement, dated as of October 30, 2002, by and between the Company and Patrick C. Kelly. (14)

10.28	Stock Purchase Agreement, dated as of October 28, 2002, among PSS World Medical, Inc., Imaging Acquisition Corporation, and Platinum Equity, LLC. (11)

10.28a	Amendment to Stock Purchase Agreement, dated as of November 18, 2002, among PSS World Medical, Inc., Diagnostic Imaging, Inc., Imaging Acquisition Corporation and Platinum Equity, LLC. (13)

10.29*	PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (21)

10.29a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (26)

10.29b*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004. (21)

10.30*	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (21)

10.30a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (26)

10.30b*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004. (21)

10.31*	PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (21)

10.31a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (26)

10.31b*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2004. (21)

10.32*	PSS World Medical, Inc. Directors’ Deferred Compensation Plan. (19)

10.33*	PSS World Medical, Inc. 2004 Non-Employee Directors’ Deferred Compensation Plan. (21)

Exhibit Number	Description
10.34	Asset Purchase Agreement, dated as of October 7, 2004, among the Company, each of the Company’s subsidiaries therein named, the Skoronski Corporation and Stephen M. Skoronski (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC.) (22)

10.35	Sourcing Services Agreement, dated as of January 19, 2005, among the Company, each of the Company’s subsidiaries therein named, Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co., Ltd., Mark Engel, Elaine Fong, and Dr. Gao Zhan (Portions omitted pursuant to a request for confidential treatment—Separately filed with the SEC.) (23)

10.36*	Form of Restricted Stock Award Agreement. (25)

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of PSS World Medical, Inc. (25)

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* Represents a management contract or compensatory plan or arrangement.

Footnote References
(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.
(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(3)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.
(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 22, 1998.
(6)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(8)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
(9)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 29, 2002.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed October 30, 2002.
(12)	Incorporated by Reference to the Company’s Current Report on Form 10-Q, for the quarter ended September 27, 2002.
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed November 20, 2002.
(14)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.
(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(16)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(18)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.
(19)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2004.
(20)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.
(22)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(23)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2005.
(24)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.
(25)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(26)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2005.
(27)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 7, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 26, 2006.

PSS WORLD MEDICAL, INC

By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Clark A. Johnson Clark A. Johnson	Chairman of the Board of Directors	May 26, 2006

/s/ David A. Smith David A. Smith	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 26, 2006

/s/ Charles E. Adair Charles E. Adair	Director	May 26, 2006

/s/ Alvin R. Carpenter Alvin R. Carpenter	Director	May 26, 2006

/s/ T. O’Neal Douglas T. O’Neal Douglas	Director	May 26, 2006

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	May 26, 2006

/s/ Delores P. Kesler Delores P. Kesler	Director	May 26, 2006

/s/ Stephen H. Rogers Stephen H. Rogers	Director	May 26, 2006