Form 10-Q
period 2006-06-30
PSS WORLD MEDICAL INC
filed 2006-08-09
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2006

OR

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 7, 2006 was 67,939,807 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JUNE 30, 2006

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral forward-looking statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, Reports on Form 8-K, and reports to shareholders. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•

Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s condensed consolidated financial position, liquidity, or results of operations;

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

•	Management’s intent to either renegotiate existing building leases or execute new leases upon the expiration date of such agreements; and
•	Management’s belief that the remaining state NOL carryforwards will be utilized during fiscal year 2007;

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A. Risk Factors in the Company’s 2006 Form 10-K. In addition, all forward-looking statements are qualified by and should be read in conjunction with the risks described or referred to in Item 1A. Risk Factors of the Company’s 2006 Form 10-K.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND MARCH 31, 2006

(Dollars in Thousands, Except Share Data)

ASSETS

	June 30, 2006	March 31, 2006
	(Unaudited)

Current Assets:
Cash and cash equivalents	$ 27,784	$ 23,867
Accounts receivable, net of allowance for doubtful accounts of $9,461and $10,498 as of June 30, 2006 and March 31, 2006, respectively	206,405	208,964
Inventories	170,612	173,458
Deferred tax assets	11,181	12,959
Prepaid expenses and other	32,876	33,827
Total current assets	448,858	453,075

Property and equipment, net of accumulated depreciation of $59,676 and $55,827 as of June 30, 2006 and March 31, 2006, respectively	88,214	87,663
Other Assets:
Goodwill	106,519	105,521
Intangibles, net	33,350	34,345
Other	54,983	56,371
Total assets	$731,924	$736,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$122,449	$139,227
Accrued expenses	27,748	34,499
Current portion of long-term debt	517	509
Other	12,490	13,639
Total current liabilities	163,204	187,874

Long-term debt, excluding current portion	150,725	150,855
Other noncurrent liabilities	54,274	49,433
Total liabilities	368,203	388,162
Commitments and contingencies (Notes 1, 4, 5, 7, and 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value; 150,000,000 shares authorized, 67,796,911 and 67,476,682 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	675	674
Additional paid-in capital	322,393	318,441
Retained earnings	40,653	29,698
Total shareholders’ equity	363,721	348,813
Total liabilities and shareholders’ equity	$731,924	$736,975

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005

(UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	June 30, 2006	July 1, 2005

Net sales	$413,300	$387,129
Cost of goods sold	293,398	276,654
Gross profit	119,902	110,475

General and administrative expenses	73,664	70,337
Selling expenses	27,498	25,774
Income from operations	18,740	14,364
Other (expense) income:
Interest expense	(1,406)	(1,509)
Interest and investment income	101	99
Other income	469	457
Other (expense) income	(836)	(953)
Income before provision for income taxes	17,904	13,411
Provision for income taxes	6,949	5,271
Net income	$ 10,955	$ 8,140

Basic earnings per common share	$ 0.16	$ 0.13
Diluted earnings per common share	$ 0.16	$ 0.12

Weighted average common shares outstanding, basic	67,310	64,877
Weighted average common shares outstanding, diluted	68,947	65,860

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005

(UNAUDITED)

(Dollars in Thousands)

	Three Months Ended
	June 30, 2006	July 1, 2005
Cash Flows From Operating Activities:
Net income	$ 10,955	$ 8,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	4,353	5,271
Depreciation	4,094	3,316
Amortization of intangible assets	1,505	1,361
Provision for deferred compensation	445	615
Amortization of debt issuance costs	358	398
Noncash compensation expense	300	258
Provision for doubtful accounts	92	2,654
Loss on sales of property and equipment	3	155
Reversal of provision for note receivables	--	(2,939)
Other	(61)	(710)
Changes in operating assets and liabilities:
Accounts receivable	2,627	6,133
Inventories	2,846	1,426
Prepaid expenses and other current assets	(4,555)	(3,339)
Other assets	(169)	(4,637)
Accounts payable	(16,778)	5,805
Accrued expenses and other liabilities	(2,026)	(10,761)
Net cash provided by operating activities	3,989	13,146
Cash Flows From Investing Activities:
Capital expenditures	(4,596)	(4,738)
Payments on nonsolicitation agreements	(495)	(532)
Payment for business combination	(100)	(4,148)
Payments on noncompetition agreements	--	(172)
Proceeds from sales of property and equipment	8	30
Net cash used in investing activities	(5,183)	(9,560)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,510	2,183
Payments under capital lease obligations	(122)	(3)
Net proceeds under the revolving line of credit	--	182
Tax benefit from stock-based compensation	1,223	--
Other	1,500	--
Net cash provided by financing activities	5,111	2,362
Net increase in cash and cash equivalents	3,917	5,948
Cash and cash equivalents, beginning of period	23,867	17,888
Cash and cash equivalents, end of period	$27,784	$23,836

Supplemental disclosures:
Cash paid for:
Interest	$ 259	$ 445
Income taxes, net	$ 58	$ 391

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND JULY 1, 2005

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

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PSS World Medical, Inc., its wholly owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2006 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2006. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2007 and 2006 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows on the Friday closest to month-end. The three months ended June 30, 2006 and July 1, 2005 consisted of 64 selling days.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share for approximately $9,918. At June 30, 2006, approximately 2.2 million shares were available to repurchase under this program.

Statements of Cash Flows

The Company’s noncash operating, investing, and financing activities during the three months ended June 30, 2006 and July 1, 2005 were as follows:

	Three Months Ended
	June 30, 2006	July 1, 2005

Operating Activities:
Tax benefits related to stock option plans	--	$ 482
Investing Activities:
Business combinations:
Fair value of assets acquired	--	83
Liabilities assumed	--	737
Capital lease assets	--	1,672
Financing Activities:
Capital lease obligation	--	1,672

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the June 30, 2006 presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option (“EITF 05-1”). EITF 05-1 requires that the issuance of equity securities to settle a debt instrument that would not otherwise be convertible, but would become convertible upon the issuer’s exercise of a call option be accounted for as a debt conversion, if the debt contained a substantive conversion feature as of its issuance date. Under this accounting treatment, no gain or loss is recognized related to the equity securities issued to settle the debt instrument. Absent this substantive conversion feature, the issuance would be accounted for as a debt extinguishment, where the fair value of the equity securities issued would be considered a component of the reacquisition price of the debt. The provisions of EITF 05-01 are effective for all conversions that result from the exercise of call options in interim and annual reporting periods beginning after June 28, 2006. However, under the terms of the Company’s 2.25% convertible senior notes indenture, the Company may only call its debt anytime on or after March 19, 2009. Upon exercise of this call option, the notes become convertible, at the option of the holder, even if the notes were not otherwise convertible. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If such an election were made, there would be no accounting impact as a result of EITF 05-1 for the principal amount of the notes. The provisions of EITF 05-01 would apply, however, to any portion of the debt that would be settled through the issuance of common stock.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

2.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the conversion of the convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended June 30, 2006 and July 1, 2005 (share amounts in thousands, except per share data):

	Three Months Ended
	June 30, 2006	July 1, 2005

Denominator-Weighted average shares outstanding used in computing basic earnings per common share	67,310	64,877
Assumed exercise of stock options (a)	1,028	916
Assumed vesting of restricted stock	113	67
Assumed conversion of 2.25% convertible senior notes	496	--
Denominator-Weighted average shares outstanding used in computing diluted earnings per common share	68,947	65,860

(a) Options to purchase approximately 416 and 1,617 shares of common stock that were outstanding during the three months ended June 30, 2006 and July 1, 2005, respectively, were not included in the computation of diluted earnings per common share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock.

In accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) and the Company’s stated policy to settle the principal amount of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $17.10 (conversion price for the convertible senior notes). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. For the three months ended June 30, 2006, the average stock price exceeded the conversion price. As such, 496 shares of common stock were included in the calculation of dilutive weighted average shares.

The ratification of SFAS No. 128(R), Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) may further impact the diluted weighted average shares outstanding. If ratified, SFAS 128(R) would eliminate the provisions of SFAS 128 that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to rely upon its stated policy to settle the principal amount of the Company’s convertible senior notes in cash. If SFAS 128(R) becomes effective, earnings per share will be calculated under the “if-converted” method. Under this method, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the add-back of interest expense on the convertible senior notes. The Company may at its discretion elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made by giving notice to bondholders, a range of approximately 0 to

1.5 million shares (refer to table below) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

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

Average Price of the Company’s Common Stock	Potential Share Increase

$17.10	--
$17.96	422
$18.85	817
$19.80	1,198
$20.51	1,461

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

	Three Months Ended
	June 30, 2006	July 1, 2005

Net income	$10,955	$8,140
Other comprehensive loss:
Unrealized loss on interest rate swap, net of tax of $27	--	(45)
Comprehensive income	$10,955	$8,095
4.	STOCK-BASED COMPENSATION

The Company has stock incentive plans for the benefit of certain officers, directors, and employees. The Compensation Committee of the Board of Directors has discretion to make grants under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash.

The Company primarily issues the following three categories of stock-based awards: restricted stock, deferred stock units, and stock options. Prior to the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) on April 1, 2006, stock-based awards were accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The intrinsic value method of accounting resulted in compensation expense to the extent option exercise prices were set below the current market price of the underlying stock on the date of grant. Compensation expense was not previously recognized in net income, as all stock options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

Outstanding stock-based awards were as follows:

	June 30, 2006	March 31, 2006

Stock options(a)	3,666	3,985
Restricted stock(b)	277	286
Deferred stock units(a)	7	6
Total outstanding stock-based awards	3,950	4,277

(a) Amounts are excluded from shares of common stock issued and outstanding.
(b) Amounts are included in shares of common stock issued and outstanding on the face of the balance sheet, but are excluded from equity until date of vest under SFAS 123(R).

Stock Options

Prior to fiscal year 2005, the Company primarily awarded stock options under the stock incentive plans, which did not require compensation expense to be recorded in the condensed consolidated statements of operations, as the Company adopted the disclosure only provisions of SFAS 123. Options were granted for the purchase of shares of common stock at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan were fully vested and exercisable three years from the date of grant. Options granted under the Amended and Restated Directors’ Stock Plan, the 1994 Long-Term Stock Plan, and the Amended and Restated 1994 Long-Term Incentive Plan were fully vested and exercisable at the date of grant. Outstanding stock options have a term of 5 years or 10 years. It is the Company’s policy to issue shares of stock from those shares reserved for issuance under the stock incentive plans upon exercise of stock options.

On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS No. 123(R). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R), which was effective for the Company on April 1, 2006. Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options were not accelerated. As a result of the acceleration, the Company recognized contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of June 30, 2006, the maximum stock-based compensation expense would be approximately $1,098 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $206 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions.

The following table summarizes the stock option activity during the period from March 31, 2006 to June 30, 2006:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, March 31, 2006	3,985	$2.59-$28.86	$10.42	--
Granted	--	--	--	--
Exercised	(319)	$2.72-$15.81	$ 7.87	--
Forfeited	--	--	--	--
Expired	--	--	--	--
Balance, June 30, 2006(a)	3,666	$2.59-$28.86	$10.64	$27,126
(a) Due to acceleration of stock options as of April 1, 2005, balance represents shares outstanding and exercisable

As of June 30, 2006, the weighted average remaining contractual term for stock options outstanding and exercisable was 3.0 years. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 and July 1, 2005 was $3,273 and $1,373, respectively. Cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 and July 1, 2005 was approximately $2,510 and $2,183, respectively, and was recognized as a cash inflow from financing activities in the accompanying statements of cash flows. Tax benefits associated with these exercises were approximately $1,223 and $482 for the three months ended June 30, 2006 and July 1, 2005, respectively. Additionally, due to the Company’s use of restricted stock as employee equity compensation, there were no stock options granted under the incentive plans in either period.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$ 2.59-$ 2.88	75	4.3	$ 2.61
$ 2.89-$ 5.77	336	4.8	$ 5.09
$ 5.78-$ 8.65	911	3.4	$ 7.42
$ 8.66-$11.54	1,196	3.4	$ 9.62
$11.55-$14.43	386	2.3	$12.80
$14.44-$17.31	346	1.0	$14.80
$17.32-$20.20	228	1.7	$19.66
$20.21-$23.08	165	1.2	$21.97
$23.09-$28.86	23	1.8	$28.86
	3,666	3.0	$10.64

Restricted Stock

During fiscal years 2005 and 2006, the Company primarily used restricted stock for employee equity compensation. Upon issuance of restricted stock prior to fiscal year 2007, unearned compensation was charged to shareholders’ equity for the market value of the restricted stock, with stock-based compensation expense recognized on a straight-line basis over the awards’ vesting period, generally three years. To the extent restricted stock was forfeited prior to vesting, the previously recognized expense was reversed as a reduction to stock-based compensation expense on the forfeiture date. Under SFAS 123(R), however, compensation expense is recognized for all equity-based awards net of estimated forfeitures over the awards’ vesting period. To comply with the forfeiture provisions of SFAS 123(R), the Company recorded a reduction of approximately $152 of compensation expense during the three months ended June 30, 2006. Total compensation expense related to unvested restricted stock awards during the three months ended June 30, 2006 and July 1, 2005, was approximately $189, and $190, respectively. The amount of related income tax benefits recognized in income during the three months ended June 30, 2006 and July 1, 2005 was $72 for both periods. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, the Company classified equity-based compensation expense within general and administrative expenses to correspond with the same line item as the cash compensation paid to employees.

The following table summarizes the restricted stock activity during the period from March 31, 2006 to June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Nonvested balance, March 31, 2006	286	$12.62
Granted	1	$18.66
Vested	(8)	$ 6.52
Forfeited	(2)	$12.14
Nonvested balance, June 30, 2006	277	$12.81

The total fair value of shares vested during the three months ended June 30, 2006 and July 1, 2005 was $148 and $2, respectively. Upon vesting of restricted stock, it is the Company’s policy to issue shares of common stock from those shares reserved for issuance under the Company’s stock incentive plans. Scheduled vesting for outstanding restricted stock is as follows:

Number of Shares
Fiscal Year:
2007	93
2008	94
2009	88
2010	1
2011	1
Total	277

The estimated amortization expense for the next five fiscal years for all outstanding restricted stock grants is expected to be recognized over a weighted average period of 2.8 years and is as follows:

Fiscal Year:
2007 (remaining 9 months)	$1,012
2008	960
2009	307
2010	9
2011	7
Total	$2,295

5.	DEBT

Debt consists of the following:

	As of
	June 30, 2006	March 31, 2006

2.25% convertible senior notes	$150,000	$150,000
Capital lease obligations	1,242	1,364
Total debt	151,242	151,364
Less: Current portion of long-term debt	517	509
Long-term debt	$150,725	$150,855

2.25% Convertible Senior Notes

During fiscal year 2004, the Company issued $150 million principal amount of 2.25% convertible senior notes, which mature on March 15, 2024. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

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

There were no outstanding borrowings under the revolving line of credit at June 30, 2006 or March 31, 2006. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $200.0 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended June 30, 2006, and July 1, 2005, was 7.63% and 4.25%, respectively.

During fiscal year 2004, the Company entered into an interest rate swap agreement that matured on March 28, 2006. The purpose of this swap agreement was to hedge the variable interest rate of its revolving line of credit. The notional amount of the swap originally was $35 million and was reduced to $25 million on July 19, 2004. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.195%, plus an applicable margin as determined by the Credit Agreement. This interest rate swap was designated as a cash flow hedge in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value were recognized in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Under the terms of the interest rate swap agreement, the Company made monthly payments based on the fixed rate and received interest payments based on 1-month LIBOR. The changes in market value of this financial instrument were highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement were recorded as reductions or additions to interest expense. During the three months ended July 1, 2005, the Company recorded an unrealized loss, net of related tax effects, for the estimated fair value of the swap agreement in accumulated other comprehensive income of $45. Due to the maturity of the swap agreement on March 28,2006, there were no unrealized gains or losses related to the interest rate swap for the three months ended June 30, 2006.

Capital Lease Obligations

The Company leases various equipment under thirty-nine month leases with an aggregate annual rental of approximately $564. The equipment was capitalized at its fair market value of $1,672, which approximated the present value of the minimum lease payments. The following table represents the remaining future minimum lease payments under capital leases by year, together with the present value of the net minimum lease payments as of June 30, 2006.

Fiscal Year:
2007 (remaining 9 months)	$433
2008	564
2009	329
2010	--
Total minimum lease payments	1,326
Less: amount representing interest	84
Present value of net minimum lease payments	$1,242

6.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately because of different customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The Company’s third reportable segment, Corporate Shared Services, allocates amounts to the two operating segments for shared departmental operating costs and intercompany interest expense. The allocation of shared departmental operating costs is generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company’s business segments:

	Three Months Ended
	June 30, 2006	July 1, 2005
NET SALES:
Physician Business	$284,604	$250,544
Elder Care Business	128,696	136,585

Total net sales	$413,300	$387,129

INCOME FROM OPERATIONS:
Physician Business	$18,608	$14,269
Elder Care Business	4,883	3,632
Corporate Shared Services	(4,751)	(3,537)

Total income from operations	$18,740	$14,364

INCOME BEFORE PROVISION FOR INCOME TAXES:
Physician Business	$17,926	$13,584
Elder Care Business	2,929	1,825
Corporate Shared Services	(2,951)	(1,998)

Total income before provision for income taxes	$17,904	$13,411

	As of
	June 30, 2006	March 31, 2006
ASSETS:
Physician Business	$376,427	$389,206
Elder Care Business	273,313	266,006
Corporate Shared Services	82,184	81,763

Total assets	$731,924	$736,975

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s condensed consolidated financial position, liquidity, or results of operations.

The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases in which the Company has been sued in connection with products manufactured by others, the Company has been provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company.

Purchase Commitments

During July 2003, the Physician Business entered into a five year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Novartis Vaccines and Diagnostics (formerly Chiron Corporation), that it would purchase doses of influenza vaccines valued at approximately $46,078 during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006.

During February 2006, the Company entered into three agreements with three different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. During the first quarter of fiscal year 2007, the Company terminated one agreement; therefore, the Company has no further purchase commitment under the agreement. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw wet latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $27,580 at June 30, 2006 and are based on management’s estimate of current pricing.

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers, which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one-fourth to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from three-fourths to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from three months to three years.

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of June 30, 2006, the Company has not terminated any contracts with a private label vendor that required the Company to purchase the vendor’s remaining private label inventory.

8.	PURCHASE BUSINESS COMBINATION

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,830 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. Pursuant to the terms of the purchase agreement, a cash payment of approximately $4,148 was made to the seller during the three months ended July 1, 2005 as certain minimum revenue thresholds were met in future periods.

9.	NOTES RECEIVABLE

The Company has two notes receivable (the “Loans”) outstanding from its former chairman and chief executive officer, which bear interest at the applicable Federal rate for long-term obligations. One Loan is unsecured and the other Loan is secured by a split-dollar life insurance policy. During fiscal year 2003, as part of the Company’s ongoing review of the realization of the Loans, the Company determined that an allowance for doubtful accounts of $2,939 was required on the unsecured Loan. Subsequently, during the three months ended July 1, 2005, the Company determined that the allowance for doubtful accounts of $2,939, or $1,825 net of income taxes, was no longer required for the unsecured loan. The Company received a cash interest payment of $128 and $279 on June 30, 2006 and June 30, 2005, respectively. As of June 30, 2006, there were no past due principal or interest payments outstanding under the Loans.

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

PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company acquired two companies during fiscal year 2006 to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

EXECUTIVE OVERVIEW

In the first quarter of fiscal year 2007, the Company continued to grow in the markets it serves. Overall, comparative quarterly sales grew by 6.8% at the consolidated level. Certain events during the last fiscal year impacted sales growth within our operating segments. During fiscal year 2006, the Elder Care business discontinued business with two customers, which had generated approximately $12.1 million of sales during the first quarter of the prior year. In addition, the acquisition of Southern Anesthesia and Surgical (“SAS”) by the Physician Business at the end of the second quarter of last year provided an additional $11.7 million of first quarter sales over the prior year period.

Gross profit and operating income increased by $9.4 million and $4.4 million primarily due to sales growth. Global sourcing initiatives, other purchasing efficiencies, and continued leveraging of the distribution and corporate shared services infrastructure contributed to additional incremental profit expansion.

Liquidity and capital resource performance continues to be in line with management’s expectations. As of the end of the quarter, the Company had $200.0 million available on its revolving line of credit. Continued improvement in the quality of accounts receivables was reflected in the reduction of past due accounts and other performance metrics. Operating cash flow for the quarter was approximately $4.0 million, which includes the effect of additional inventory investments to support strategic initiatives, which required payment in the first quarter of fiscal year 2007.

The Company completed the integration of distribution operations related to the acquisition of SAS, for the sale and distribution of non-controlled pharmaceutical products. SAS will continue to distribute controlled pharmaceutical and medical supply products from the existing SAS facility to the specialty markets it has historically served, and, in addition, the Company has initiated the training of its physician business sales force on the sale of controlled pharmaceutical products and will launch marketing programs for these products to the physician market in the second quarter of fiscal year 2007.

NET SALES

	For the Three Months Ended
(dollars in millions)	June 30, 2006		July 1, 2005		Percent Change
	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales

Physician Business	$284.6	$4.4	$250.5	$3.9	13.6%
Elder Care Business	128.7	2.0	136.6	2.1	(5.8%)
Total Company	$413.3	$6.4	$387.1	$6.0	6.8%

The three months ended June 30, 2006 and July 1, 2005 each consisted of 64 selling days.

Physician Business

Net sales growth continued to be driven by momentum in consumable, pharmaceutical, and equipment sales. Additionally, net sales quarter over quarter were positively impacted by the acquisition of SAS on September 30, 2005, which added approximately $11.7 million of incremental net sales during the three months ended June 30, 2006.

The following table summarizes the growth rate in product sales quarter over quarter.

	For the Three Months Ended
	June 30, 2006	July 1, 2005	Increase (Decrease)

Consumable products:
Branded products	$153.7	$140.1	9.7%
Private label products	27.2	23.1	17.5%
Pharmaceutical products	55.1	45.9	20.2%
Equipment	39.2	32.4	20.9%
Immunoassay product sales	7.8	8.1	(4.1%)
Other	1.6	0.9	74.7%
Total	$284.6	$250.5	13.6%

The Physician Business’ sales mix changed quarter over quarter due to management’s focus on growing pharmaceutical product sales through the Rx Extreme revenue growth program and the acquisition of SAS, a company that primarily distributes controlled and non-controlled pharmaceutical products. During the first quarter of fiscal year 2007, SAS contributed approximately $4.5 million and $7.2 million to branded product and pharmaceutical sales, respectively. Pharmaceutical product sales during the quarter were also impacted by customers converting from branded to generic products, which typically have a lower sales price, but higher gross margin than branded products.

Elder Care Business

The decline in net sales is primarily a result of the discontinuation of service to two large national chain customers, partially offset by increased sales to hospice and homecare agencies. Net sales quarter over quarter decreased approximately $12.1 million as a result of the loss of these national chain customers, partially offset by $3.2 million in sales growth from hospice and homecare agencies, reflecting traction in the execution of the Company’s business strategies. These strategies include diversifying the segment’s customer base through expansion into hospices and home care agencies. In addition, net sales were also impacted by the continued utilization of its innovative Elder Care customer specific solution programs such as ANSWERS Plus, Partners in Efficiency (“P.I.E.”), Fast Accurate Supply Technology (“F.A.S.T”), and AccuSCAN. The following table summarizes the rate of change in net sales by customer segment period over period.

	For the Three Months Ended
	June 30, 2006	July 1, 2005	Increase (Decrease)

Nursing home and assisted living facilities	88.6	101.0	(12.3%)
Hospice and homecare agencies	35.7	31.5	13.4%
Billing services and other	4.4	4.1	7.1%
Total	$128.7	$136.6	(5.8%)

GROSS PROFIT

	For the Three Months Ended
	June 30, 2006		July 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Total Company	$119.9	29.0%	$110.5	28.5%	$9.4

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit as a percentage of net sales increased approximately 10 basis points quarter over quarter, primarily due to purchasing efficiencies complimented by the implementation of the Company’s global sourcing strategy, which is designed to improve cost competitiveness and increase gross margins on certain products. These margin enhancements were partially offset by changes in the product mix discussed above.

Elder Care Business

While gross profit dollars decreased primarily due to the decline in net sales discussed above, gross profit as a percentage of net sales increased 90 basis points. This increase was primarily due to a change in the segment’s sales mix from sales with larger, lower margin accounts to sales with smaller, higher margin accounts. In addition, ancillary billing service revenues increased by 6.8%, which typically generate higher gross profit margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 30, 2006		July 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business(a)	$43.1	15.1%	$38.9	15.5%	$ 4.2
Elder Care Business(a)	25.8	20.1%	28.0	20.5%	(2.2)
Corporate Shared Services(b)	4.8	1.1%	3.4	0.9%	1.4
Total Company(b)	$73.7	17.8%	$70.3	18.2%	$ 3.4

(a)   General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.

(b)   General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Cost to deliver represents all costs associated with the transportation and delivery of products to customers. The following table summarizes cost to deliver as a percentage of net sales quarter over quarter.

	For the Three Months Ended
	June 30, 2006	July 1, 2005

Physician Business	2.7%	3.0%
Elder Care Business	4.3%	4.5%

Physician Business

General and administrative expenses as a percentage of net sales decreased 40 basis points quarter over quarter. This improvement is attributable to (i) leveraging the net sales growth across various fixed costs, and (ii) optimizing customer delivery routes and shipments between distribution centers.

Other general and administrative expenses increased quarter over quarter primarily due to (i) increased salary, incentive compensation, and payroll tax expenses of approximately $1.3 million due to investments in additional sales and marketing employees and general wage increases, (ii) increased amortization of intangible assets of approximately $0.3 million as a result of the acquisition consummated during the second quarter of fiscal year 2006, and (iii) increased bank service charges of approximately $0.3 million related to an increase in payments made via credit cards by the Company’s customers.

Elder Care Business

General and administrative expenses as a percentage of net sales decreased 40 basis points quarter over quarter. This improvement is primarily related to (i) a decrease in bad debt expense of approximately $2.1 million as a result of successful collections of previously reserved accounts and continued improvements in our collection effort and aging of accounts receivable, and (ii) warehouse efficiencies from process improvements of approximately $0.4 million, partially offset by (iii) an increase in depreciation expense of approximately $0.6 million primarily related to the conversion to the JD Edwards enterprise resource planning system in the fourth quarter of fiscal year 2006.

Corporate Shared Services

General and administrative expenses increased $1.4 million quarter over quarter. During the first quarter of fiscal year 2006, the Company reversed the allowance for doubtful accounts approximately $2.9 million related to an outstanding note receivable from the former chairman and chief executive officer of the Company. Excluding this reversal, general and administrative expenses decreased approximately $1.5 million during the three months ended July 1, 2005. This decrease was primarily due to a decrease in legal fees of approximately $1.5 million associated with the class action lawsuit that was settled during fiscal year 2006.

SELLING EXPENSES

	For the Three Months Ended
	June 30, 2006		July 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$22.9	8.0%	$20.9	8.3%	$2.0
Elder Care Business	4.6	3.6%	4.9	3.6%	(0.3)
Total Company	$27.5	6.7%	$25.8	6.7%	$1.7

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses as a percentage of net sales decreased approximately 30 basis points, which is primarily attributable to leveraging net sales growth across certain fixed selling expenses. During the first quarter of fiscal 2007, the Physician Business launched a promotional incentive program for Select Medical Products, the Company’s private label brand. Additionally, the Physician Business introduced a new Rx Field Sales Specialist team to further support the pharmaceutical line of business. Both of these events increased selling expenses quarter over quarter.

Elder Care Business

Selling expenses as a percentage of net sales were unchanged quarter over quarter.

INCOME FROM OPERATIONS

	For the Three Months Ended
	June 30, 2006		July 1, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$18.6	6.5%	$14.3	5.7%	$ 4.3
Elder Care Business	4.9	3.8%	3.6	2.7%	1.3
Corporate Shared Services	(4.8)	--	(3.5)	--	(1.3)
Total Company	$18.7	4.5%	$14.4	3.7%	$ 4.3

INTEREST EXPENSE

The Company’s debt structure consists of $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit (“LOC”) agreement. The following table summarizes the various components of the Company’s debt structure:

	For the Three Months Ended
(dollars in millions)	June 30, 2006	July 1, 2005	Decrease	Percent Change

Total interest expense	$1.4	$1.5	($0.1)	(6.9%)
Components of interest expense:
Interest on borrowings	$1.1	$1.3	($0.2)	(12.7%)
Debt issuance costs	$0.4	$0.4	--	--
Capitalized interest	($0.1)	($0.2)	($0.1)	(61.5%)
Weighted average interest rate-LOC(a)	7.6%	4.0%	--	--
Average daily borrowings under the LOC	$4.7	$26.9	($22.2)	(82.4%)
(a) Weighted average interest rate excludes debt issuance costs and unused line fees.

During the three months ended June 30, 2006, the borrowings under the Company’s LOC were affected by market interest rate increases resulting from actions by the Federal Open Market Committee of the Federal Reserve Board. In prior periods, the Company mitigated the effect of these increases through a $25 million variable-to-fixed interest rate swap. The interest rate swap matured on March 28, 2006, effectively returning 100% of borrowings under the LOC to a variable rate. Upon maturity, the company paid down the entire $25 million of borrowings covered by the notional amount of the interest rate swap.

The Company uses its LOC for short-term borrowings to fund working capital requirements, and had average outstanding borrowings of $4.7 million during the first quarter of fiscal year 2006. As a result of the short-term nature of these borrowings as well as the maturity of the interest rate swap, the weighted average interest rate on borrowing under the LOC increased from 4.0% for the three months ended June 30 2005 to 7.6% for the three months ended June 30, 2006.

OTHER INCOME

	For the Three Months Ended
(dollars in millions)	June 30, 2006	July 1, 2005	Increase	Percent Change

Total Company	$0.5	$0.5	--	--

Other income remained consistent quarter over quarter.

PROVISION FOR INCOME TAXES

	For the Three Months Ended
	June 30, 2006		July 1, 2005
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$6.9	38.8%	$5.3	39.3%	$1.6

The increase in the provision for income taxes is primarily attributable to an increase in the projected annual income from continuing operations before provision for income taxes.

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

NET INCOME

	For the Three Months Ended
(dollars in millions)	June 30, 2006	July 1, 2005	Increase	Percent Change

Total Company	$11.0	$8.1	$2.9	34.6%

The increase in net income is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	Annualized
	June 30, 2006	July 1, 2005
Days Sales Outstanding:(a)
Physician Business	40.2	41.6
Elder Care Business	57.5	59.2

Days On Hand:(b)
Physician Business	48.1	45.5
Elder Care Business	47.0	36.1

Days in Accounts Payable:(c)
Physician Business	42.7	42.4
Elder Care Business	28.4	24.9

Cash Conversion Days:(d)
Physician Business	45.6	44.7
Elder Care Business	76.1	70.4

Inventory Turnover:(e)
Physician Business	7.5x	7.9x
Elder Care Business	7.7x	10.0x

(a)

Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable are the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.

(b)

Days on hand (“DOH”) are average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS are COGS for the most recent four quarters divided by 360.

(c)

Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable are the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.

(d)	Cash conversion days are the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company carefully monitors other components of liquidity, including the following:

(dollars in thousands)	As of
	June 30, 2006	March 31, 2006
Capital Structure:
Bank Debt	$ --	$ --
Other debt	1,242	1,364
Convertible senior notes	150,000	150,000
Cash and cash equivalents	(27,784)	(23,867)
Net debt	123,458	127,497
Shareholders’ equity	363,721	348,813
Total capital	$487,179	$476,310

Operational Working Capital:
Accounts receivable	$ 206,405	$ 208,964
Inventories	170,612	173,458
Accounts payable	(122,449)	(139,227)
	$ 254,568	$ 243,195

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during the three months ended June 30, 2006 was impacted by an increase in overall operating profits as well as operational working capital needs of approximately $11.3 million. Included within the increase in operational working capital is a decrease in accounts payable of approximately $16.8 million, partially due to inventory purchases in the fourth quarter of fiscal year 2006 to support the company’s marketing programs. Net cash provided by operating activities during the three months ended July 1, 2005 was impacted by an increase in overall operating profit which was partially offset by operational working capital needs to support net sales growth.

Cash flows from operating activities during three months ended June 30, 2006 and July 1, 2005 include the Company’s utilization of $4.2 million (tax-effected) and $5.3 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of June 30, 2006, the Company has $2.2 million (tax-effected) of state NOL carryforwards remaining and expects to utilize the majority of these state NOL carryforwards during fiscal year 2007. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $4.0million and $9.6 million during the three months ended June 30, 2006 and July 1, 2005, respectively, and was primarily impacted by the following:

•

Payments for business combinations, net of cash acquired, were $0.1 million and $4.1 million during the three months ended June 30, 2006 and July 1, 2005, respectively. During fiscal year 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price was approximately $26.9 million (net of cash acquired of approximately $0.4 million) of which approximately $22.7 million was paid during fiscal year 2005. The remaining purchase price of $4.1 million, which primarily related to meeting minimum revenue thresholds, was paid during the three months ended July 1, 2005.

•

Capital expenditures totaled $4.6 million and $4.7 million during the three months ended June 30, 2006 and July 1, 2005, of which approximately $3.1 million and $3.5 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions as a result of the Company’s revenue growth were approximately $0.4 million and $0.1 million during the three months ended June 30, 2006 and July 1, 2005, respectively.

•	The Company paid approximately $0.5 million to sales representatives for the execution of nonsolicitation agreements during the three months ended June 30, 2006 and July 1, 2005.

Cash Flows From Financing Activities

Net cash provided by financing activities was $3.9 million during the three months ended June 30, 2006 compared to net cash provided by financing activities of $2.4 million during the three months ended July 1, 2005. Net cash provided by financing activities during the three months ended June 30, 2006 and July 1, 2005 was primarily impacted by the following:

•	Proceeds received from the exercise of stock options were approximately $2.5 million and $2.2 million during the three months ended June 30, 2006 and July 1, 2005, respectively.
•	The Company received a $1.5 million refund for a security deposit paid in previous years to obtain financing for an operating lease.

Capital Resources

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the $200.0 million revolving line of credit, which may be increased to $250.0 million at the Company’s discretion. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, uses the Company’s accounts receivable and inventory as collateral to support necessary liquidity. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share). At June 30, 2006, the fair value of the convertible senior notes was approximately $170.9 million and the value of the shares, if converted, was approximately $154.9 million.

At June 30, 2006, there were no outstanding borrowings under the revolving line of credit. After reducing the availability of borrowings for letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $200.0 million (excluding the additional increase of $50.0 million) under the revolving line of credit.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of June 30, 2006, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share for approximately $9,918. At June 30, 2006, approximately 2.2 million shares were available to repurchase under this program.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
	2007 (remaining 9 months)	2008	2009	2010	2011	Thereafter	Total
Revolving line of credit(a)	$375	$500	$500	$500	$125	$--	$2,000
2.25% convertible senior notes(d)	3,375	3,375	3,375	3,375	3,375	193,875	210,750
Letters of credit outstanding(b)	19	--	--	--	--	--	19
Operating lease obligations(c)	16,665	17,802	13,768	10,063	6,750	11,312	76,360
Capital lease obligations(d)	433	564	329	--	--	--	1,326
Noncompetition and
nonsolicitation agreements	99	--	--	--	--	--	99
Purchase commitments(e), (f), (g)	62,044	11,898	--	--	--	--	73,942
Outstanding purchase price(h)	3,778	499	294	--	--	--	4,571

Total	$86,788	$34,638	$18,266	$13,938	$10,250	$205,187	$369,067

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
(c)

Amounts represent contractual obligations for operating leases of the Company as of June 30, 2006. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	Amounts include interest expense.

(e)

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of June 30, 2006, the Company has not terminated any contracts with a private label vendor that required the Company to purchase the vendor’s remaining private label inventory.

(f)

During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Novartis Vaccines and Diagnostics (formerly Chiron Corporation), that it would purchase doses of the influenza vaccines valued at approximately $46.1 million during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006.

(g)

During February 2006, the Company entered into three agreements with three different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. During the first quarter of fiscal year 2007, the Company terminated one agreement due to quality issues; therefore, the Company has no further purchase commitment under the agreement. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw wet latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $27.6 million at June 30, 2006 and are based on management’s estimate of current pricing.

(h)

Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement. Approximately $1.2 million of this additional consideration to be paid is not accrued in the accompanying balance sheet as of June 30, 2006 as amounts represent earn-out payments to be paid to the sellers of CSSI.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There has been no material change in the Company’s Critical Accounting Policies, as disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed on May 26, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Background and Basis of Presentation, for a discussion of recent accounting pronouncements and their impact on the Company’s financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed on May 26, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e) and 240.15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company‘s current disclosure controls and procedures were effective at the evaluation date to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7, Commitments and Contingencies, of this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2006 filed on May 26, 2006.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report Form 10-K for the fiscal year ended March 31, 2006, filed on May 26, 2006, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, or operating results.

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 9, 2006.

PSS WORLD MEDICAL, INC
By:	/s/ David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)