Form 10-Q
period 2006-09-29
PSS WORLD MEDICAL INC
filed 2006-11-08
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 6, 2006 was 67,705,473 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SEPTEMBER 29, 2006

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•

Management’s belief that the ultimate outcome of the various legal and administrative proceedings and claims that have arisen in the normal course of business will not have a material adverse effect on the Company’s business, financial condition or results of operations;

•	Management’s belief that the effective tax rate may fluctuate due to changes in the market return on underlying investments of company-owned life insurance policies;
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
•

Management’s expectation to continue to make acquisitions in the future and management’s belief that the benefits of acquisitions will offset the time and expense related to implementing the acquisition and integrating the target and result in increased profits for the Company;

•

Management’s expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

•	Management’s expectation that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations;
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
•

Management’s expectation that the liability realized for accelerating the vesting of all unvested stock options may be adjusted in future periods based on actual experience and changes in management assumption;

•

Management’s expectation that net sales, gross margins, and operating margins may be impacted in future periods to the extent the Company’s revenues expand into areas that require net reporting of revenue in accordance with EITF 99-19; and

•

Management’s belief that changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2006 Form 10-K. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2006 Form 10-K. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2006 AND MARCH 31, 2006

(Dollars in Thousands, Except Share and Per Share Data)

ASSETS

	September 29, 2006	March 31, 2006

Current Assets:
Cash and cash equivalents	$ 45,678	$ 23,867
Accounts receivable, net of allowance for doubtful accounts of $9,000 and $10,498 as of September 29, 2006 and March 31, 2006, respectively	225,536	208,964
Inventories	172,127	173,458
Deferred tax assets, net	9,042	12,959
Prepaid expenses and other	39,288	33,827
Total current assets	491,671	453,075

Property and equipment, net of accumulated depreciation of $63,632 and $55,827 as of September 29, 2006 and March 31, 2006, respectively	87,291	87,663
Other Assets:
Goodwill	106,819	105,521
Intangibles, net	32,343	34,345
Other	54,935	56,371
Total assets	$773,059	$736,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$145,767	$139,227
Accrued expenses	34,827	34,499
Current portion of long-term debt	1,655	509
Other	13,917	13,639
Total current liabilities	196,166	187,874

Long-term debt, excluding current portion	150,616	150,855
Other noncurrent liabilities	57,781	49,433
Total liabilities	404,563	388,162
Commitments and contingencies (Notes 1, 2, 4, 5, and 7)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value; 150,000,000 shares authorized, 67,683,630 and 67,476,682 shares issued and outstanding at September 29, 2006 and March 31, 2006, respectively	673	674
Additional paid-in capital	314,395	318,441
Retained earnings	53,428	29,698
Total shareholders’ equity	368,496	348,813
Total liabilities and shareholders’ equity	$773,059	$736,975

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005

(Dollars in Thousands, Except Share and Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net sales	$427,291	$385,819	$840,591	$772,947
Cost of goods sold	303,435	273,512	596,833	550,166
Gross profit	123,856	112,307	243,758	222,781
General and administrative expenses	73,391	69,279	147,056	139,616
Selling expenses	28,878	26,217	56,375	51,990
Income from operations	21,587	16,811	40,327	31,175
Other (expense) income:
Interest expense	(1,336)	(1,358)	(2,742)	(2,867)
Interest and investment income	282	111	383	210
Other income, net	429	1,750	898	2,207
	(625)	503	(1,461)	(450)
Income before provision for income taxes	20,962	17,314	38,866	30,725
Provision for income taxes	8,187	6,529	15,136	11,800
Net income	$ 12,775	$ 10,785	$ 23,730	$ 18,925

Basic earnings per common share	$ 0.19	$ 0.16	$ 0.35	$ 0.29
Diluted earnings per common share	$ 0.18	$ 0.16	$ 0.34	$ 0.29

Weighted average common shares outstanding, Basic	67,453	65,392	67,381	65,143
Weighted average common shares outstanding, Diluted	69,478	66,487	69,213	66,188

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005

(Dollars in Thousands)

	Six Months Ended
	September 29, 2006	September 30, 2005
Cash Flows From Operating Activities:
Net income	$23,730	$18,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,239	6,784
Provision for deferred income taxes	7,772	11,800
Amortization of intangible assets	2,977	2,750
Provision for doubtful accounts	1,015	3,802
Provision for deferred compensation	851	750
Noncash compensation expense	788	587
Amortization of debt issuance costs	717	756
Loss on sales of property and equipment	3	154
Reversal of provision for note receivables	--	(3,233)
Other	--	(2,267)
Changes in operating assets and liabilities:
Accounts receivable	(17,427)	1,454
Inventories	1,330	1,553
Prepaid expenses and other current assets	(8,378)	(619)
Other assets	299	(7,203)
Accounts payable	6,540	5,465
Accrued expenses and other liabilities	5,468	(5,833)
Net cash provided by operating activities	33,924	35,625

Cash Flows From Investing Activities:
Capital expenditures	(7,715)	(9,180)
Payments on nonsolicitation agreements	(849)	(2,041)
Payments for business combination, net of cash acquired	(96)	(34,805)
Payments of signing bonuses	(39)	--
Proceeds from sales of property and equipment	8	33
Other	--	1,780
Net cash used in investing activities	$ (8,691)	$(44,213)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005

(Dollars in Thousands)

	Six Months Ended
	September 29, 2006	September 30, 2005
Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	$ 5,000	$ 6,354
Excess tax benefits from share-based compensation arrangements	2,562	--
Proceeds from borrowings	1,000
Purchase of treasury shares	(12,227)	--
Payments under capital lease obligations	(257)	(84)
Proceeds from note receivable	--	279
Net proceeds under the revolving line of credit	--	2,256
Payment of debt issuance costs	--	(520)
Other	500	(119)
Net cash (used in) provided by financing activities	(3,422)	8,166
Net increase (decrease) in cash and cash equivalents	21,811	(422)
Cash and cash equivalents, beginning of period	23,867	17,888
Cash and cash equivalents, end of period	$45,678	$17,466

Supplemental disclosures:
Cash paid for:
Interest	$ 2,149	$ 2,441
Income taxes, net	$ 633	$ 4,979

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005

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

The consolidated balance sheet as of March 31, 2006 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2006. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

The Company reports its year-end financial position, results of operations, and cash flows as of the Friday closest to March 31. Fiscal years 2007 and 2006 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows as of the Friday closest to month-end. The three and six months ended September 29, 2006 and September 30, 2005 each consisted of 63 and 127 selling days, respectively.

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

During fiscal year 2005, management reviewed the estimated useful lives of certain computer hardware and software in connection with completing the implementation of the JD Edwards enterprise resource planning (“ERP”) system. Based on this review, management revised the estimated useful lives of certain assets after considering (i) the Company’s historical use of its prior ERP systems, (ii) future plans for the JD Edwards ERP system, (iii) expected enhancements, and (iv) expected ongoing product support, enhancements, and maintenance commitments from the vendor. Management believed this change in estimate was appropriate given the Company’s commitment to and invested capital in the customization and future use of the JD Edwards ERP platform. As a result, the remaining estimated useful lives of certain computer hardware and software with a carrying value of approximately $27,434 were extended on March 23, 2005 to coincide with the expected service life of the assets in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The weighted average remaining useful life of the assets prior to the change in estimate was approximately 80 months and the change in estimate lengthened the estimated useful lives by approximately 40 months. This change in estimate decreased depreciation expense $532, net of tax, or approximately $0.01 diluted earnings per share, for the six months ended September 30, 2006 and $1,063, net of tax, or approximately $0.02 diluted earnings per share, for the fiscal year ended March 31, 2006. Computer hardware and software that is capitalized subsequent to this change in estimate will continue to be depreciated over a period ranging from 3 to 10 years.

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

Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during the six months ended September 29, 2006 and September 30, 2005 was approximately $126 and $339, respectively.

Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

Accounts Payable

Outstanding checks in excess of cash balances available for a legal right of offset are reclassified to accounts payable. Amounts reclassified to accounts payable were approximately $23,761 and $25,600 at September 29, 2006 and March 31, 2006, respectively.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share for approximately $9,918. During the six months ended September 29, 2006, the Company repurchased approximately 0.6 million shares of common stock under this program at an average price of $19.47 per common share for approximately $12,227. At September 29, 2006, approximately 1.6 million shares were available to repurchase under this program.

Statements of Cash Flows

The Company’s supplemental disclosures for the six months ended September 29, 2006 and September 30, 2005 were as follows:

	Six Months Ended
	September 29, 2006	September 30, 2005

Noncash Operating Activities-
Tax benefits related to stock option plans	$ --	$ 1,861
Noncash Investing Activities-
Business combinations:
Fair value of assets acquired	(187)	(9,244)
Liabilities assumed	1,485	9,466
Capital lease assets	(163)	(1,672)
Noncash Financing Activities-
Capital lease obligations	$ 163	$ 1,672

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option (“EITF 05-1”). EITF 05-1 requires that the issuance of equity securities to settle a debt instrument that would not otherwise be convertible, but would become convertible upon the issuer’s exercise of a call option, be accounted for as a debt conversion if the debt contained a substantive conversion feature as of its issuance date. Under this accounting treatment, no gain or loss is recognized related to the equity securities issued to settle the debt instrument. Absent this substantive conversion feature, the issuance would be accounted for as a debt extinguishment, where the fair value of the equity securities issued would be considered a component of the reacquisition price of the debt. The provisions of EITF 05-01 are effective for all conversions that result from the exercise of call options in interim and annual reporting periods beginning after June 28, 2006. Under the terms of the Company’s 2.25% convertible senior notes indenture (the “Notes”), the Company may call its debt only on or after March 19, 2009. Upon exercise of this call option, the Notes become convertible, at the option of the holder, even if the Notes were not otherwise convertible. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon a conversion of the notes first, in cash, in an amount equal to the principal amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation. If such an election were made, there would be no accounting impact resulting from adopting EITF 05-1 for the principal amount of the notes. The provisions of EITF 05-01 would apply, however, to any portion of the debt that would be settled through the issuance of common stock.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 is effective as of the beginning of fiscal years commencing after December 15, 2006. As such, FIN 48 will be effective during the first quarter of fiscal year 2008. The Company is currently evaluating the effects of implementing this new standard.

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

Physician Business (Fiscal Year 2006)

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). SAS distributed controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers in all 50 states.

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32,243 (net of cash acquired) of which approximately $30,657 was paid during the six months ended September 30, 2005. Subsequent to closing, the purchase price was reduced and a cash payment of approximately $1,568 was received from the seller based on the actual working capital of SAS at closing compared to the target working capital defined in the purchase agreement. Additional purchase price of $2,900 will be paid by the Company, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement, at the earlier of the end of the indemnity period of 18 months or when all indemnity claims are resolved. In addition, additional purchase price may be paid to the sellers in amounts equal to 40% of the net profit realized from certain sales of products (earn-out payments) in the three twelve-month periods ending on the first, second, and third anniversaries of the closing date. Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code.

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

Elder Care Business (Fiscal Year 2005)

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,830 (net of cash acquired). Pursuant to the terms of the purchase agreement, cash payments of approximately $4,148 were made during the six months ended September 30, 2005 which primarily related to meeting certain minimum revenue thresholds in periods subsequent to the date of acquisition.

3.	EARNINGS PER SHARE

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended September 29, 2006 and September 30, 2005 (share amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Denominator-Weighted average shares outstanding used in computing basic earnings per common share	67,453	65,392	67,381	65,143
Assumed exercise of stock options (a)	953	1,030	991	973
Assumed vesting of restricted stock	98	65	106	72
Assumed conversion of 2.25% convertible senior notes	974	--	735	--
Denominator-Weighted average shares outstanding used in computing diluted earnings per common share	69,478	66,487	69,213	66,188

(a)   Options to purchase approximately 413 and 1,010 shares of common stock that were outstanding at September 29, 2006 and September 30, 2005, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock and would be antidilutive.

In accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) and the Company’s stated policy to settle the principal amount of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds $17.10 (conversion price for the convertible senior notes). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average price of the Company’s common stock during the three and six months ended September 29, 2006 exceeded the conversion price. As such, 974 and 735 potential common shares, respectively, were included in the calculation of dilutive weighted average shares.

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

4.	STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method, and therefore, has not restated results for prior periods. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. Previously, SFAS No. 123, Accounting for Stock-Based Compensation, encouraged, but did not require, that stock-based compensation be recognized as an expense in companies’ financial statements. Prior to the adoption of SFAS 123(R), the Company elected to account for stock-based awards using the intrinsic-value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The intrinsic value method of accounting resulted in compensation expense to the extent option exercise prices were set below the current market price of the underlying stock on the date of grant. Compensation expense was not previously recognized in net income, as all stock options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

There was no impact to the Company’s statements of operations for outstanding stock options on April 1, 2006 as a result of adopting SFAS 123(R) because on June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R). Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options were not accelerated. As a result of the acceleration, the Company recognized contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of September 29, 2006, the maximum stock-based compensation expense would be approximately $757 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $191 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions.

Upon issuance of restricted stock prior to the adoption of SFAS 123(R), unearned compensation was charged to shareholders’ equity for the market value of the restricted stock, with stock-based compensation expense recognized on a straight-line basis over the awards’ vesting period ranging from one to five years. To the extent restricted stock was forfeited prior to vesting, the previously recognized expense was reversed as a reduction to stock-based compensation expense on the forfeiture date. However, upon adoption of SFAS 123(R), compensation expense is recognized for all equity-based awards net of estimated forfeitures over the awards’ vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual equity based awards forfeited. The Company recorded a reduction of compensation expense of approximately $197 during the six months ended September 29, 2006 to comply with the forfeiture provisions of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows. Although total cash flows are not impacted by the adoption of SFAS 123(R) and remain unchanged from what would have been reported under prior accounting standards, net operating cash flows were reduced by $2,562 and net financing cash flows were increased by $2,562 during the six months ended September 29, 2006.

Equity Incentive Plans

On June 7, 2006, the Board of Directors approved the PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan became effective as of August 24, 2006, the date on which shareholders approved the plan. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”). Grants under the 2006 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is 2.0 million plus those remaining available for grant under the Prior Plans.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is 353,000. It is the Company’s policy to issue shares of common stock upon exercise of stock options or granting of restricted stock from those shares reserved for issuance under the stock incentive plans.

The Company also has the following stock incentive plans under which new awards are no longer granted: 1999 Long-Term Incentive Plan, 1994 Long-Term Stock Plan, Amended and Restated Directors’ Stock Plan, 1997 Gulf South Medical Supply Plan, Amended and Restated 1994 Long-Term Incentive Plan, 1992 Gulf South Medical Supply Plan, and 1999 Broad-Based Employee Stock Plan. Awards outstanding under these plans may still vest and be exercised in accordance with their terms.

The following table summarizes the number of common shares to be issued upon exercise of outstanding options and the number of common shares remaining available for future issuance under the existing stock incentive plans at September 29, 2006.

(in thousands)	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by shareholders:
1999 Long-Term Incentive Plan(a)	1,608	--
1994 Long-Term Stock Plan(a)	727	--
Amended and Restated Directors’ Stock Plan(a)	328	--
1997 Gulf South Medical Supply Plan(a)	223	--
Amended and Restated 1994 Long-Term Incentive Plan(a)	51	--
1992 Gulf South Medical Supply Plan(a)	32	--
PSS World Medical, Inc. 2006 Incentive Plan(b)	--	2,164
2004 Non-Employee Directors Compensation Plan(c)	--	353
	2,969	2,517
Equity compensation plan not approved by shareholders:
1999 Broad-Based Employee Stock Plan(a)	399	--
Total	3,368	2,517

(a)	These plans are terminated; however, options remain outstanding at September 29, 2006 which are exercisable.
(b)	This plan superceded the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan and was approved by shareholders on August 24, 2006.
(c)	This plan superceded the Amended and Restated Directors’ Stock Plan and was approved by shareholders during fiscal year 2005

Stock options granted under the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan were fully vested and exercisable three years from the date of grant. Stock options granted under the Amended and Restated Directors’ Stock Plan, the 1994 Long-Term Stock Plan, and the Amended and Restated 1994 Long-Term Incentive Plan were fully vested and exercisable at the date of grant. Outstanding stock options have a term of 5 years or 10 years. Restricted stock and deferred stock units granted under these stock incentive plans generally vest over periods ranging from one to five years and no sooner than one year from the date of grant.

Equity Based Award Activity

Outstanding stock-based awards were as follows:

	As of
(in thousands)	September 29, 2006	March 31, 2006

Stock options(a)	3,368	3,985
Restricted stock(b)	418	286
Deferred stock units(a)	8	6
Total outstanding stock-based awards	3,794	4,277

(a) Amounts are excluded from shares of common stock issued and outstanding.

(b)   Amounts are included in shares of common stock issued and outstanding on the face of the balance sheet, but are not considered outstanding for accounting purposes under GAAP until restrictions lapse.

The following table summarizes the stock option activity during the period from March 31, 2006 to September 29, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Balance, March 31, 2006	3,985	$10.42	3.1	--
Granted	--	--	--	--
Exercised	(599)	$ 8.34	--	--
Forfeited	(18)	$ 7.69	--	--
Balance, September 29, 2006(a)	3,368	$10.80	2.8	$31,478

(a) This balance represents stock options that are both outstanding and exercisable since the vesting of unvested stock options outstanding as of April 1, 2005 was accelerated on June 7, 2004.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $19.99 on the last trading day of the second quarter and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on September 29, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock.

The total intrinsic value of stock options exercised during the six months ended September 29, 2006 and September 30, 2005 was $6,119 and $5,088, respectively. Cash received from stock option exercises during the six months ended September 29, 2006 and September 30, 2005 was approximately $5,000 and $6,354, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled approximately $2,274 and $1,861 during the six months ended September 29, 2006 and September 30, 2005, respectively.

The following table summarizes the restricted stock activity during the period from March 31, 2006 to September 29, 2006:

	Shares	Weighted Average Grant Date Fair Value

Nonvested balance, March 31, 2006	286	$12.62
Granted	236	$19.84
Vested	(98)	$11.41
Forfeited	(6)	$12.69
Nonvested balance, September 29, 2006	418	$16.97

Total compensation expense related to unvested restricted stock awards during the three months ended September 29, 2006 and September 30, 2005, was approximately $383 and $254, respectively, with related income tax benefits of $145 and $96, respectively. Total compensation expense related to unvested restricted stock awards during the six months ended September 29, 2006 and September 30, 2005, was approximately $497, and $439, respectively, with related income tax benefits of $188 and $166, respectively. The total fair value of shares vested during the six months ended September 29, 2006 was $1,917. Scheduled vesting for outstanding restricted stock is as follows:

(in thousands)	Number of Shares
Fiscal Year:
2007 (remaining 6 months)	2
2008	150
2009	145
2010	64
2011	57
Total	418

The estimated compensation expense for the next five fiscal years for all outstanding restricted stock grants is expected to be recognized over a weighted average period of 3.3 years and is as follows:

Fiscal Year:
2007 (remaining 6 months)	$1,122
2008	1,873
2009	1,291
2010	993
2011	427
Total	$5,706

5.	DEBT

Debt consists of the following:

	As of
	September 29, 2006	March 31, 2006

2.25% convertible senior notes	$150,000	$150,000
Capital lease obligations	1,271	1,364
Other bank debt	1,000	--
Total debt	152,271	151,364
Less: Current portion of long-term debt	1,655	509
Long-term debt	$150,616	$150,855

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

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “Credit Agreement”), which matures on June 30, 2010 and permits borrowings of up to $200 million. The borrowings may be increased to $250 million at the Company’s discretion. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus an applicable margin based on Availability, or at LIBOR plus an applicable margin based on Availability. Additionally, the Credit Agreement bears interest at a fixed rate of 0.25% for any unused portion of the facility.

There were no outstanding borrowings under the revolving line of credit at September 29, 2006 and March 31, 2006. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $199.8 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended September 29, 2006, and September 30, 2005 was 8.18% and 3.40%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended September 29, 2006 and September 30, 2005 was 7.68% and 3.84%, respectively.

Capital Lease Obligations

The Company leases various equipment under fifteen and thirty-nine month leases with an aggregate annual rental of approximately $700. The equipment was capitalized at its fair market value of $1,836, which approximated the present value of the minimum lease payments. The following table represents the remaining future minimum lease payments under capital leases by year, together with the present value of the net minimum lease payments as of September 29, 2006.

Fiscal Year:
2007 (remaining 6 months)	$ 360
2008	654
2009	329
Total minimum lease payments	1,343
Less: amount representing interest	72
Present value of net minimum lease payments	$1,271

6.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately because of different customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services is a concentration of Company resources performing functions across the organization with a common goal of providing standardized service levels at an efficient operating cost. Corporate Shared Services includes: accounting and finance; information technology development, infrastructure, and support; operations management; global sourcing of inventory products; regulatory compliance; human resources, training, and payroll administration; and procurement of inventory and non-inventory products and services. Corporate Shared Services allocates amounts to the two operating segments for shared operating costs and intercompany interest expense. These allocations are generally proportional to the revenues of each operating segment. Intercompany interest is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company’s business segments:

	For the Three Months Ended		For the Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net Sales:
Physician Business	$301,045	$255,422	$585,649	$505,965
Elder Care Business	126,246	130,397	254,942	266,982
Total net sales	$427,291	$385,819	$840,591	$772,947

Income From Operations:
Physician Business	$ 21,140	$17,574	$ 39,748	$ 31,844
Elder Care Business	4,904	4,257	9,787	7,889
Corporate Shared Services	(4,457)	(5,020)	(9,208)	(8,558)
Total income from operations	$ 21,587	$16,811	$ 40,327	$ 31,175

Income Before Provision for Income Taxes:
Physician Business	$ 20,435	$ 17,065	$ 38,361	$ 30,649
Elder Care Business	2,953	2,390	5,882	4,215
Corporate Shared Services	(2,426)	(2,141)	(5,377)	(4,139)
Total income before provision for income taxes	$ 20,962	$ 17,314	$ 38,866	$ 30,725

	As of
	September 29, 2006	March 31, 2006
Assets:
Physician Business	$402,162	$389,206
Elder Care Business	275,089	266,006
Corporate Shared Services	95,808	81,763
Total assets	$773,059	$736,975

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such proceedings or claims which are pending or known to be threatened will not, individually or in the aggregate, have a material adverse effect on the Company’s condensed consolidated financial position, liquidity, or results of operations.

The Company has various insurance policies, including product liability insurance, covering risks in amounts deemed adequate. In most cases in which the Company has been sued in connection with products manufactured by others, the Company has been provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company.

Purchase Commitments

During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Novartis Vaccines and Diagnostics (formerly Chiron Corporation), that it would purchase doses of influenza vaccines valued at approximately $46,078 during fiscal year 2007. This obligation was contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006. The remaining value of the purchase commitment is approximately $26,898.

During February 2006, the Company entered into agreements with different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $16,739 at September 29, 2006 and are based on management’s estimate of current pricing.

At September 29, 2006, there were other outstanding purchase commitments totaling approximately $11,813, which are not considered material on an individual basis. Such purchase commitments, which have not been accrued in the accompanying balance sheets, contractually require the Company to purchase a stated value of inventory over a stated period of time.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of September 29, 2006, the Company has not terminated any contracts with a private label vendor that required the Company to purchase the vendor’s remaining private label inventory.

During the three months ended September 29, 2006, the Company settled a dispute in which the opposing party agreed to pay the Company $4,000 to resolve all claims and counterclaims that resulted from the class action lawsuit filed in May 1998. Accordingly, the Company recorded the $4,000 recovery as a reduction to general and administrative expenses offset by legal expenses and other costs of approximately $2,222 during the three months ended September 29, 2006. Previously, the Company recorded a loss of approximately $3,800 to cover uninsured losses and professional fees related to the class action lawsuit settled in fiscal year 2006.

In addition, the Company’s insurance companies have issued $1,550 of surety bonds primarily to meet the security requirements for statutory licenses and permits.

Variable Interest Entity

In January 2005, the Company entered into a Sourcing Services Agreement (the “Sourcing Agreement”) with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co. Ltd., and its principals (collectively “Tiger Medical”). The exclusive Sourcing Agreement focuses on two primary objectives: delivery of consistent, high-quality medical products and lowering the acquisition cost of those products. Subject to the terms and conditions of the Sourcing Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical. The Company acquired a minority interest in Tiger Medical in January 2005 for $1,000. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2007 through 2009 if certain performance targets are achieved. If at any time during the term of the Sourcing Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges between $1,000 and $32,500 and depends on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2007 through 2008, if any, for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

8.	NOTES RECEIVABLE

The Company has two notes receivable (the “Loans”), which bear interest at the applicable Federal rate for long-term obligations, outstanding from its former chairman and chief executive officer. One Loan is unsecured and the other Loan is secured by a split-dollar life insurance policy. Management reviews the realization of the Loans on a quarterly basis based on current facts and circumstances known at the valuation date.

As part of the Company’s periodic review of the carrying amount of the Loans during the three months ended September 27, 2002, management and the Board of Directors determined that an allowance for doubtful accounts of $2,939 was required on the unsecured Loan after communication with the former chairman and chief executive officer regarding his financial condition and other due diligence procedures performed by management. Subsequently, during the three months ended July 1, 2005, new facts and circumstances were obtained by management and the Board of Directors that indicated the former chairman and chief executive officer’s financial condition had improved. In addition, the Company received a payment of approximately $279 during this period for past due interest. These factors as well as direct communication with the former chairman and chief executive officer during this period led to a determination by management and the Board of Directors that the allowance for doubtful accounts was no longer required for the unsecured loan. Therefore, general and administrative expenses were reduced $2,939 during the three months ended July 1, 2005, which increased net income $1,825.

The Company received a cash interest payment of $128 and $279 during the three months ended June 30, 2006 and July 1, 2005, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for the three months ended September 29, 2006 and September 30, 2005 was approximately $45 and $46, respectively. Interest income for the six months ended September 29, 2006 and September 30, 2005 was approximately $87 and $93, respectively. The following table indicates the balance sheet classification of the gross amount of the outstanding principal and accrued interest for the Loans at September 29, 2006 and March 31, 2006.

	Outstanding Principal	Accrued Interest

As of September 29, 2006:
Prepaid expenses and other	$2,737	$ 53
Other noncurrent assets	997	298
Total	$3,734	$351
As of March 31, 2006:
Prepaid expenses and other	$ --	$118
Other noncurrent assets	3,734	275
Total	$3,734	$393

Loan 1, which was issued in September 1997 and amended during fiscal year 2003, matures on September 16, 2007 (“Maturity Date”). Principal payments are not required under the agreement until the Maturity Date. Interest payments due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003. Loan 2, which was issued in January 2001, matures on the earlier of (i) the death of the former chairman and chief executive officer or (ii) the termination of a split-dollar agreement. Payments of both principal and interest are due upon maturity. As of September 29, 2006, there were no past due principal or interest payments outstanding under the Loans.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, and home care providers. The Company distributes products and equipment through 41 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base.

PSSI is a leader in the two market segments it serves as a result of value-added, innovative solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and technology that serve its core markets; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company acquired two companies during fiscal year 2006 to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

EXECUTIVE OVERVIEW

The Company continued to grow in the markets it serves. Overall, comparative quarterly sales grew by 10.7% at the consolidated level, or 8.8% on a year to date basis. Certain events impacted the sales growth within our operating segments. First, the Physician and Elder Care Businesses launched sales promotions to increase sales of globally sourced, private label products in the first and second quarters, respectively, which positively impacted the sales growth period over period. Private label consumable product sales grew 19.5% and 18.5% during the three and six months ended September 29, 2006, respectively, while branded consumable product sales continued to grow as well. Second, the Physician Business recognized approximately $15.4 million of influenza vaccine sales during the three and six months ended September 30, 2006, which were expected to occur during the third quarter of fiscal year 2007. Third, the acquisition of Southern Anesthesia and Surgical (“SAS”) by the Physician Business on September 30, 2005 provided an additional $10.7 million and $22.4 million of incremental net sales during the three and six months ended September 29, 2006, respectively. The acquisition of Clinical Support Services, Inc. by the Elder Care Business on October 31, 2005 provided an additional $0.9 million and $1.8 million of incremental net sales during the three and six months ended September 29, 2006, respectively. These increases were partially offset by decreases in net sales of approximately $8.2 million and $20.3 million during the three and six months ended September 29, 2006, respectively, compared to the same periods in the prior year, as a result of the Elder Care Business discontinuing business with two national chain customers.

Gross profit increased approximately $11.6 million and $21.0 million and operating income increased approximately $4.8 million and $9.1 million during the three and six months ended September 29, 2006, respectively. These increases were primarily a result of the net sales growth discussed above as well as management’s continued focus on reducing cost to deliver. Some of the programs impacting cost to deliver include (i) delivery and professional training and incentive programs, (ii) our best practices programs for our distribution centers (“Blue Ribbon”), and (iii) continuing to leverage investments in warehouse management and order processing systems. In addition, the Company’s global sourcing initiatives, other purchasing efficiencies, and continued leveraging of the distribution and corporate shared services infrastructure contributed to additional incremental profit expansion.

As of September 29, 2006, the Company had $199.8 million available on its revolving line of credit. Cash flow from operations during the six months ended September 29, 2006 was approximately $33.9 million. Profitability growth was the primary driver of cash flow from operations during this period. The Elder Care Business’ days sales outstanding improved by approximately five days. Both the Physician and Elder Care Businesses made significant inventory investments to support the sales promotions for the globally sourced products as such items were stocked to ensure 99.5% fill rates on customer orders.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 29, 2006		September 30, 2005			September 29, 2006		September 30, 2005
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change

Physician Business	$301.0	$4.8	$255.4	$4.0	17.9%	$585.6	$4.6	$505.9	$4.0	15.7%
Elder Care Business	126.3	2.0	130.4	2.1	(3.2%)	255.0	2.0	267.0	2.1	(4.5%)
Total Company	$427.3	$6.8	$385.8	$6.1	10.7%	$840.6	$6.6	$772.9	$6.1	8.8%

Physician Business

The net sales growth during the three and six months ended September 29, 2006 was driven by continued momentum in the consumable, pharmaceutical, and equipment revenue growth programs. During the first quarter of fiscal year 2007, the Physician Business launched a sales promotion to increase sales of its globally-sourced, private label products. This promotion continued to positively impact private label product sales during the second quarter of fiscal year 2007. Additionally, net sales period over period were positively impacted by the acquisition of SAS on September 30, 2005.

The following table summarizes the growth rate in product sales period over period.

	For the Three Months Ended			For the Six Months Ended
	September 29, 2006	September 30, 2005	Increase (Decrease)	September 29, 2006	September 30, 2005	Increase (Decrease)
Consumable products:
Branded products	$154.9	$140.0	10.7%	$308.6	$280.1	10.2%
Private label products	27.8	23.3	19.5%	55.0	46.4	18.5%
Pharmaceutical products	73.3	46.5	57.4%	128.4	92.4	39.0%
Equipment	37.8	37.0	2.1%	75.1	69.5	8.1%
Immunoassay product sales	6.9	7.5	(7.8)%	14.7	15.6	(5.9)%
Other	0.3	1.1	(70.0)%	3.8	1.9	92.5%
Total	$301.0	$255.4	17.9%	$585.6	$505.9	15.7%

Pharmaceutical product sales during the three and six months ended September 29, 2006 were impacted by customers converting from branded to generic products, which typically have a lower sales price, but higher gross margin, than branded products. In addition, the Physician Business recognized approximately $15.4 million of influenza vaccine sales during the three and six months ended September 29, 2006. There were no influenza vaccine sales during the three and six months ended September 30, 2005.

Elder Care Business

The decline in net sales is primarily a result of the discontinuation of service to two large national chain customers, partially offset by an increased penetration into regional and independently-owned nursing home chains and home care accounts. Net sales during the three and six months ended September 29, 2006 compared to the same periods in the prior year decreased approximately $8.2 million and $20.3 million, respectively, as a result of the loss of these national chain customers. These decreases in net sales were partially offset by $4.1 million and $8.3 million sales growth to the Elder Care business’ existing customer base during the three and six months ended September 29, 2006, respectively, which reflects the successful execution of the Company’s business growth strategies. These strategies include diversifying the segment’s customer base through expansion into hospices and home care agencies. In addition, during the second quarter of fiscal year 2007, the Elder Care Business launched a sales promotion to increase sales of its globally-sourced, private label products.

The following table summarizes the rate of change in net sales by customer segment period over period.

	For the Three Months Ended			For the Six Months Ended
	September 29, 2006	September 30, 2005	(Decrease) Increase	September 29, 2006	September 30, 2005	(Decrease) Increase
Nursing home and assisted living facilities	$85.3	$93.8	(9.2%)	$174.2	$194.8	(10.6%)
Hospice and homecare agencies	36.5	33.0	10.7%	71.9	64.5	11.4%
Billing services and other	4.5	3.6	26.1%	8.9	7.7	15.9%
Total	$126.3	$130.4	(3.2%)	$255.0	$267.0	(4.5%)

GROSS PROFIT

The following table summarizes gross profit period over period.

	For the Three Months Ended					For the Six Months Ended
	September 29, 2006		September 30,2005			September 29, 2006		September 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Total Company	$123.9	29.0%	$112.3	29.1%	$11.6	$243.8	29.0%	$222.8	28.8%	$21.0

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. The slight decrease in gross margin on increasing net sales is primarily due to changes in the segment’s product mix period over period, where the Company experienced increased pharmaceutical product and influenza vaccine sales during the quarter, which have lower gross margins than consumable product sales. The impact of these lower margin sales were largely offset by purchasing efficiencies complemented by the implementation of the Company’s global sourcing strategy, which is designed to improve cost competitiveness and increase gross margins on certain products.

Elder Care Business

While gross profit dollars remained relatively consistent period over period, gross margin percentage increased during the three and six months ended September 29, 2006 compared to the same periods in the prior year. This increase was primarily due to purchasing efficiencies complemented by the implementation of the Company’s global sourcing strategy and a change in the segment’s sales mix from sales to larger accounts that generated lower margins to sales to smaller accounts that generate higher margins.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes general and administrative expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 29, 2006		September 30, 2005			September 29, 2006		September 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business(a)	$43.9	14.6%	$38.1	14.9%	$ 5.8	$ 87.0	14.9%	$ 77.0	15.2%	$ 10.0
Elder Care Business(a)	25.4	20.1%	25.9	19.9%	(0.5)	51.2	20.1%	53.9	20.2%	(2.7)
Corporate Shared Services(b)	4.1	1.0%	5.3	1.4%	(1.2)	8.9	1.1%	8.7	1.1%	0.2
Total Company(b)	$73.4	17.2%	$69.3	18.0%	$ 4.1	$147.1	17.5%	$139.6	18.1%	$ 7.5

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

	For the Three Months Ended		For the Six Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Physician Business	2.7%	3.0%	2.7%	3.0%
Elder Care Business	4.0%	4.7%	4.1%	4.6%

Physician Business

General and administrative expenses as a percentage of net sales decreased 36 basis points and 38 basis points during the three and six months ended September 29, 2006, respectively, compared to the same period in the prior year. This improvement is attributable to (i) leveraging the net sales growth across various fixed costs, and (ii) optimizing customer delivery routes and shipments between distribution centers.

General and administrative expenses other than cost to deliver increased during the three and six months ended September 29, 2006 quarter over quarter primarily due to (i) increased expenses of $1.0 million and $2.0 million, respectively, related to the acquisition of SAS, (ii) an increase in expenses of $0.6 million related to the timing of the Company’s national sales meeting, (iii) increased salary, incentive compensation, and payroll tax expenses of approximately $0.6 million due to additional employees as a result of the acquisition of SAS and general wage increases, and (iv) an increase in the corporate overhead allocation from Corporate Shared Services.

Elder Care Business

The change in general and administrative expenses other than cost to deliver remained relatively constant during the three months ended September 29, 2006 compared to the same period in the prior year.

General and administrative expenses other than cost to deliver decreased $0.8 million during the six months ended September 29, 2006 compared to the same period in the prior year. This decrease is primarily attributable to a decrease in bad debt expense of approximately $2.3 million as a result of successful collections of previously reserved accounts and continued improvements in collection efforts and improvements in aging of accounts receivable. This decrease was partially offset by an increase in depreciation expense of approximately $1.1 million primarily related to the conversion to the JD Edwards enterprise resource planning system in the fourth quarter of fiscal year 2006.

Corporate Shared Services

General and administrative expenses decreased $1.2 million quarter over quarter. This decrease is primarily attributable to (i) the settlement of a dispute in which the opposing party agreed to pay the Company $4.0 million, which was partially offset by approximately $2.2 million of legal expenses and other costs and (ii) a decrease in legal and professional fees of approximately $0.8 million primarily related to the class action lawsuit settled during fiscal year 2006. This decrease was partially offset by (i) an increase in the Company’s bonus accrual of approximately $1.3 million to reflect performance in the annual and three-year shareholder value plans and (ii) an accrual for previous unbilled freight costs of approximately $0.5 million.

General and administrative expenses during the six months ended September 29, 2006 remained relatively consistent period over period. However, there were certain non-routine transactions in each of these periods that impacted the comparability of the expenses. During the six months ended September 29, 2006, the Company settled a dispute in which the opposing party agreed to pay the Company $4.0 million to resolve all claims and counterclaims that resulted from the class action lawsuit filed in May 1998, which was partially offset by approximately $2.2 million of legal expenses and other costs. During the six months ended September 30, 2005, the Company reversed the allowance for doubtful accounts of approximately $3.2 million related to an outstanding note receivable from the former chairman and chief executive officer of the Company. (Refer to Note 8, Notes Receivable, for a further discussion as well as Critical Accounting Policies.)

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 29, 2006		September 30, 2005			September 29, 2006		September 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$23.9	7.9%	$21.4	8.4%	$2.5	$46.8	8.0%	$42.3	8.4%	$ 4.5
Elder Care Business	5.0	4.0%	4.8	3.7%	0.2	9.6	3.8%	9.7	3.6%	(0.1)
Total Company	$28.9	6.8%	$26.2	6.8%	$2.7	$56.4	6.7%	$52.0	6.7%	$ 4.4

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

Physician Business

Selling expenses increased period over period primarily due to increases in commission expense; however, selling expenses as a percentage of net sales decreased approximately 45 basis points and 38 basis points during the three and six months ended September 29, 2006, respectively, when compared to the same periods in the prior year. This decrease is primarily attributable to the Company leveraging net sales growth across certain fixed selling expenses. In addition, pharmaceutical product sales, including influenza vaccine product sales, as a percentage of total sales increased each period. Commission rates on pharmaceutical product sales are generally lower as these sales generate lower gross profit margins.

Elder Care Business

Selling expenses as a percentage of net sales increased approximately 27 basis points and 16 basis points during the three and six months ended September 29, 2006 when compared to the same periods in the prior year. This increase is primarily attributable to the discontinuation of service to two large national chain customers partially offset by the new compensation program launched in April 2006, which better aligned sales representative compensation with net customer profitability. In addition, the increase was impacted by the sales promotion launched in the second quarter to increase sales of globally-sourced, private label products.

INCOME FROM OPERATIONS

The following table summarizes income from operations as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 29, 2006		September 30, 2005			September 29, 2006		September 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$21.1	7.0%	$17.6	6.9%	$3.5	$39.7	6.8%	$31.8	6.3%	$ 7.9
Elder Care Business	4.9	3.9%	4.2	3.3%	0.7	9.8	3.8%	7.9	3.0%	1.9
Corporate Shared Services	(4.4)	--	(5.0)	--	0.6	(9.2)	--	(8.5)	--	(0.7)
Total Company	$21.6	5.1%	$16.8	4.4%	$4.8	$40.3	4.8%	$31.2	4.0%	$ 9.1

Income from operations for each business segment changed due to the factors discussed above under “Net Sales” and “Gross Profit.”

INTEREST EXPENSE

The Company’s debt structure consists of $150 million of 2.25% senior convertible notes, variable rate borrowings under its revolving line of credit (“LOC”) agreement, and a short-term note payable. The following table summarizes the various components of the Company’s debt structure:

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 29, 2006	September 30, 2005	(Decrease) Increase	Percent Change	September 29, 2006	September 30, 2005	(Decrease) Increase	Percent Change

Total interest expense	$1.3	$1.4	($ 0.1)	(1.6%)	$2.7	$2.9	($ 0.2)	(4.4%)
Components of interest
expense:
Interest on borrowings	$1.0	$1.2	($ 0.2)	(11.7%)	$2.1	$2.4	($ 0.3)	(12.2%)
Debt issuance costs	$0.4	$0.4	--	--	$0.7	$0.8	($ 0.1)	(5.2%)
Capitalized interest	($ 0.1)	($ 0.2)	$0.1	64.1%	($ 0.1)	($ 0.3)	$0.2	69.4%
Weighted average interest
rate-LOC(a)	8.18%	3.40%			7.68%	3.84%
Average daily borrowings
under the LOC	$0.1	$25.3	($25.2)		$2.4	$26.1	($23.7)

(a)    Weighted average interest rate excludes debt issuance costs and unused line fees.

During the three and six months ended September 29, 2006, the borrowings under the Company’s LOC were affected by market interest rate increases. In prior periods, the Company mitigated the effect of these rate increases through a $25 million variable-to-fixed interest rate swap. The interest rate swap matured on March 28, 2006, effectively returning 100% of the borrowings under the LOC to a variable rate. Upon maturity of the interest rate swap, the Company paid down the entire $25 million of borrowings covered by the notional amount of the interest rate swap.

OTHER INCOME

The following table summarizes other income period over period.

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 29, 2006	September 30, 2005	(Decrease)	Percent Change	September 29, 2006	September 30, 2005	(Decrease)	Percent Change

Total Company	$0.4	$1.8	($1.4)	(75.5%)	$0.9	$2.2	($1.3)	(59.3%)

Other income during the three and six months ended September 30, 2005 included a one-time distribution resulting from the Company’s membership interest in a mutual holding company that was liquidated. Excluding the effect of this distribution, other income remained consistent period over period.

PROVISION FOR INCOME TAXES

The following table summarizes provision for income taxes period over period.

	For the Three Months Ended					For the Six Months Ended
	September 29, 2006		September 30, 2005			September 29, 2006		September 30, 2005
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$8.2	39.1%	$6.5	37.7%	$1.7	$15.1	38.9%	$11.8	38.4%	$3.3

The increase in the provision for income taxes is primarily attributable to an increase in the projected annual income before provision for income taxes. During the three months ended September 30, 2005, the Company reversed its valuation allowance related to a capital loss carryforward of approximately $0.3 million, which reduced the effective rate for this period.

The Company has invested in company-owned life insurance policies to fund certain deferred compensation plan liabilities. Gains and losses on the underlying investments within these policies are excluded from taxable income and treated as permanent adjustments in accordance with SFAS No. 109, Accounting for Income Taxes. As a result, the Company’s effective tax rate may fluctuate due to the market return on these investments.

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

NET INCOME

The following table summarizes net income period over period.

	For the Three Months Ended				For the Six Months Ended
(dollars in millions)	September 29, 2006	September 30, 2005	Increase	Percent Change	September 29, 2006	September 30, 2005	Increase	Percent Change

Total Company	$12.8	$10.8	$2.0	18.5%	$23.7	$18.9	$4.8	25.4%

Net income for the six months ended September 30, 2005, includes the reversal of approximately $2.0 million for the allowance for doubtful accounts recorded on the note receivable due from the Company’s former chairman and chief executive officer. Otherwise, the increase in net income is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	As of
	September 29, 2006	September 30, 2005
Days Sales Outstanding:(a)
Physician Business	40.9	42.0
Elder Care Business	55.3	60.6

Days On Hand:(b)
Physician Business	48.2	45.3
Elder Care Business	50.8	37.8

Days in Accounts Payable:(c)
Physician Business	43.5	42.2
Elder Care Business	29.1	25.2

Cash Conversion Days:(d)
Physician Business	45.6	45.1
Elder Care Business	77.0	73.2

Inventory Turnover:(e)
Physician Business	7.5x	7.9x
Elder Care Business	7.1x	9.5x

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

(c)

Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company carefully monitors other components of liquidity, including the following:

(dollars in thousands)	As of
	September 29, 2006	March 31, 2006
Capital Structure:
Bank Debt	$ 1,000	$ --
Other Debt	1,271	1,364
Convertible senior notes	150,000	150,000
Cash and cash equivalents	(45,678)	(23,867)
Net debt	106,593	127,497
Shareholders’ equity	368,496	348,813
Total capital	$475,089	$476,310

Operational Working Capital:
Accounts receivable	$225,536	$208,964
Inventories	172,127	173,458
Accounts payable	(145,767)	(139,227)
	$251,896	$243,195

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during the six months ended September 29, 2006 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $9.6 million. Operational working capital was impacted by an increase of approximately $17.4 million in accounts receivable primarily due to the timing of influenza vaccine sales.

Cash flows from operating activities during six months ended September 29, 2006 and September 30, 2005 include the Company’s utilization of $3.9 million (tax-effected) and $11.8 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of September 29, 2006, the Company has $2.5 million (tax-effected) of state NOL carryforwards remaining and expects to utilize the majority of these state NOL carryforwards during fiscal year 2007. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $8.7 million and $44.2 million during the six months ended September 29, 2006 and September 30, 2005, respectively, and was primarily impacted by the following factors.

Capital expenditures totaled $7.7 million and $9.2 million during the six months ended September 29, 2006 and September 30, 2005, of which approximately $5.1 million and $6.5 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration.

The Company paid approximately $0.8 million and $2.0 million to sales representatives for the execution of nonsolicitation agreements during the six months ended September 29, 2006 and September 30, 2005, respectively.

Payments for business combinations, net of cash acquired, were $0.1 million and $34.8 million during the six months ended September 29, 2006 and September 30, 2005, respectively. The Physician Business acquired SAS on September 30, 2005. The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32.2 million (net of cash acquired) of which approximately $30.7 million was paid during the six months ended September 30, 2005. Additional purchase price of $2.9 million will be paid by the Company during fiscal year 2007, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement, at the earlier of the end of the indemnity period of 18 months or when all indemnity claims are resolved. In addition, the Company may be obligated to pay additional purchase price to the sellers in amounts equal to 40% of the net profit realized from certain sales of products (earn-out payments) in the three twelve-month periods ending on the first, second, and third anniversaries of the closing date.

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26.8 million (net of cash acquired). Pursuant to the terms of the purchase agreement, cash payments of approximately $4.1 million were made during the six months ended September 30, 2005 which primarily related to meeting certain minimum revenue thresholds in periods subsequent to the date of acquisition.

Cash Flows From Financing Activities

Net cash used in by financing activities was $3.4 million during the six months ended September 29, 2006 compared to net cash provided by financing activities of $8.2 million during the six months ended September 30, 2005. Financing activities during the six months ended September 29, 2006 and September 30, 2005 were primarily impacted by the following factors.

The Company received proceeds from the exercise of stock options of approximately $5.0 million and $6.4 million during the six months ended September 29, 2006 and September 30, 2005, respectively.

The Company recognized excess tax benefits from share-based compensation arrangements of $2.6 million during the six months ended September 29, 2006. Prior to the adoption of SFAS No. 123(R), Earnings Per Share, an amendment of FASB Statement No. 123 (“SFAS 123(R)”), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R) on April 1, 2006, excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

The Company repurchased approximately 0.6 million shares of common stock at an average price of $19.47 per common share for approximately $12.2 million during the six months ended September 29, 2006.

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

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share). At September 29, 2006, the fair value of the convertible senior notes was approximately $190.2 million and the value of the shares, if converted, was approximately $175.4 million.

At September 29, 2006, there were no outstanding borrowings under the revolving line of credit. After reducing the availability of borrowings for letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $199.8 million (excluding the additional increase of $50.0 million) under the revolving line of credit.

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of September 29, 2006, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Debt Rating

The Company’s debt is rated by a nationally recognized rating agency, Standard and Poor’s Ratings Services (“S&P”). Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. On August 10, 2006, S&P upgraded the Company’s credit rating from “BB-” to “BB” and revised the ratings outlook from positive to stable. Additionally, on August 11, 2006, S&P upgraded the Company’s $150 million senior convertible notes rating from “B” to “B+.” Agency ratings are always subject to change, and there can be no assurance that a ratings agency will continue to rate the Company or its debt, and/or maintain its current ratings. Management cannot predict the effect that a negative change in debt ratings will have on the Company’s liquidity.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The commitments primarily result from repayment obligations for borrowings under the revolving line of credit, as well as contractual lease payments for facility, vehicle, and equipment leases, and contractual payments under noncompetition and nonsolicitation agreements. The following table presents, in aggregate, scheduled payments under contractual obligations.

	Fiscal Years
(in thousands)	2007 (remaining 6 months)	2008	2009	2010	2011	Thereafter	Total

Revolving line of credit(a)	$ 250	$ 500	$ 500	$ 500	$ 125	$ --	$ 1,875
2.25% convertible senior notes(d)	1,688	3,375	3,375	3,375	3,375	193,875	209,063
Other bank debt	--	1,039	--	--	--	--	1,039
Letters of credit outstanding(b)	--	222	--	--	--	--	222
Operating lease obligations(c)	11,818	20,373	16,078	11,853	7,950	11,847	79,919
Capital lease obligations(d)	360	654	329	--	--	--	1,343
Employment agreements	164	--	--	--	--	--	164
Purchase commitments(e), (f),(g)	40,892	12,300	1,505	753	--	--	55,450
Outstanding purchase price(h)	3,587	499	294	--	--	--	4,380
Total	$58,759	$38,962	$22,081	$16,481	$11,450	$205,722	$353,455

(a)

The Company did not have any outstanding borrowings under the revolving line of credit at September 29, 2006. Management expects that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations. Therefore, the amounts included in the table above represent unused line fees. Actual interest expense may differ due to changes in the level of borrowings.

(b)	The Company typically issues letters of credits with expirations of less than one year.
(c)

Amounts represent contractual obligations for operating leases of the Company as of September 29, 2006. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	Amounts include interest expense.
(e)

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of September 29, 2006, the Company has not terminated any contracts with a private label vendor that required the Company to purchase the vendor’s remaining private label inventory.

(f)

During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Novartis Vaccines and Diagnostics (formerly Chiron Corporation), that it would purchase doses of the influenza vaccines valued at approximately $46.1 million during fiscal year 2007. This obligation is contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006. The remaining value of the purchase commitment is approximately $26.9 million.

(g)

During February 2006, the Company entered into agreements with different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on WWW.ICIS.COM. These purchase commitments are valued at approximately $16.7 million at September 29, 2006 and are based on management’s estimate of current pricing.

(h)

Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement. Approximately $0.9 million of this additional consideration to be paid is not accrued in the accompanying balance sheet as of September 29, 2006 as amounts represent earn-out payments to be paid to the sellers of CSSI.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed on May 26, 2006 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following reflects material changes to such disclosures during the six months ended September 29, 2006.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility of the resulting accounts receivable is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) in determining whether it is appropriate to record either (i) the gross amount of product sales in revenue and related costs in cost of goods sold or (ii) the net amount earned as a commission in revenue. The Company’s application of EITF 99-19 includes evaluation of the terms of each major vendor contract relative to a number of criteria that management considers in making its determination with respect to gross vs. net reporting of revenue. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk, among other factors. Net sales, gross margins, and operating margins may be impacted in future periods to the extent the Company’s revenues expand into areas that require net reporting of revenue in accordance with EITF 99-19.

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

Revenue from providing Medicare Part B billing services on a full-assignment basis is recognized during the period the supplies being provided to Medicare eligible patients are consumed and Medicare is billed. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed to either third-party payers or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Revenue from providing Medicare Part B billing services on a fee-for-service basis is recognized when billing services are rendered to the customer.

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

During fiscal year 2005, management reviewed the estimated useful lives of certain computer hardware and software in connection with completing the implementation of the JD Edwards enterprise resource planning (“ERP”) system. Based on this review, management revised the estimated useful lives of certain assets after considering (i) the Company’s historical use of its prior ERP systems, (ii) future plans for the JD Edwards ERP system, (iii) expected enhancements, and (iv) expected ongoing product support, enhancements, and maintenance commitments from the vendor. Management believed this change in estimate was appropriate given the Company’s commitment to and invested capital in the customization and future use of the JD Edwards ERP platform. As a result, the remaining estimated useful lives of certain computer hardware and software with a carrying value of approximately $27.4 million were extended on March 23, 2005 to coincide with the expected service life of the assets in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The weighted average remaining useful life of the assets prior to the change in estimate was approximately 80 months and the change in estimate lengthened the estimated useful lives by approximately 40 months. This change in estimate decreased depreciation expense by $1.1 million, net of tax, or approximately $0.02 diluted earnings per share for the fiscal year ended March 31, 2006.

Notes Receivable

Notes receivable consist of amounts owed to the Company and are stated at cost, which approximates fair value. The Company’s outstanding notes receivable are exposed to credit risk and valuation allowances are established for estimated losses resulting from non-collection of outstanding amounts. The valuation allowances include specific amounts for those notes considered uncollectible and general allowances for delinquent notes. Specific allowances are provided for unsecured notes deemed uncollectible based on facts and circumstances known to management, such as the financial condition of the note holder. Estimates are used to determine the general valuation allowances and are generally based on historical collection results, the current status of the notes, and the credit-worthiness of the note holders. Management reviews the adequacy of the valuation allowances for notes receivable on a periodic basis and adjustments are made, if needed, based on current facts and circumstances known at the valuation date.

The Company has two notes receivable (the “Loans”), which bear interest at the applicable Federal rate for long-term obligations, outstanding from its former chairman and chief executive officer. One Loan is unsecured and the other Loan is secured by a split-dollar life insurance policy. Management reviews the realization of the Loans on a quarterly basis based on current facts and circumstances known at the valuation date.

As part of the Company’s periodic review of the carrying amount of the Loans during the three months ended September 27, 2002, management and the Board of Directors determined that an allowance for doubtful accounts of $2.9 million was required on the unsecured Loan after communication with the former chairman and chief executive officer regarding his financial condition and other due diligence procedures performed by management. Subsequently, during the three months ended July 1, 2005, new facts and circumstances were obtained by management and the Board of Directors that indicated the former chairman and chief executive officer’s financial condition had improved. In addition, the Company received a payment of approximately $0.3 million during this period for past due interest. These factors as well as direct communication with the former chairman and chief executive officer during this period led to a determination by management and the Board of Directors that the allowance for doubtful accounts was no longer required for the unsecured loan. Therefore, general and administrative expenses were reduced $2.9 million during the three months ended July 1, 2005, which increased net income $1.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, Basis of Presentation, in the Company’s financial statements included in this report for a discussion of recent accounting pronouncements and their impact on the Company’s financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed on May 26, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e) and 240.15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7, Commitments and Contingencies, in the financial statements included with this Quarterly Report on Form 10-Q and Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended on March 31, 2006 filed on May 26, 2006.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended March 31, 2006, filed on May 26, 2006. Such factors could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, or operating results.

Increasing governmental efforts to regulate the pharmaceutical supply channel may increase the Physician Business’ operating costs and reduce profitability.

In 1999, the Food and Drug Administration (“FDA”) promulgated rules designed to protect American consumers from counterfeit drugs, but delayed the effective date of enforcement. In June 2006, the FDA announced that they intended to enforce the 1999 legislation beginning December 1, 2006, with no further delays in the effective date. In recent years, some states have passed or have proposed similar laws and regulations that are intended to protect the integrity of the supply channel that affects the purchase, sale, and shipment of pharmaceutical products. For example, Florida and other states are implementing pedigree requirements that require wholesalers to provide healthcare providers access to paperwork tracing drugs back to the manufacturers. These and other requirements may increase the Company’s cost of operations. As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. Management cannot predict which reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. Furthermore, the costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on the Company’s results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the six months ended September 29, 2006, the Company repurchased approximately 0.6 million shares of common stock under this program at an average price of $19.47 per common share for approximately $12.2 million. At September 29, 2006, approximately 1.6 million shares were available to repurchase under this program. The following table summarizes the Company’s repurchase activity during the three months ended September 29, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-July 31	--	--	--	2,233,177
August 1-August 31	608,520	$ 19.47	608,520	1,624,657
September 1-September 29	19,495	$ 19.55	19,495	1,605,162
Total second quarter	628,015	$ 19.47	628,015	1,605,162

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

In accordance with the Company’s notice and proxy statement dated July 25, 2006 the Company held its Annual Meeting of Stockholders on August 24, 2006. Holders of 61,571,045 shares of the Company’s common stock were present in person or by proxy representing approximately 90.8% of the Company’s 67,794,935 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b)

The following directors were elected to serve a three-year term of office until the 2009 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 61,571,045 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

	Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes

T. O’Neal Douglas	59,572,053	1,998,992	--	--
Clark A. Johnson	58,452,863	3,118,182	--	--

Immediately following the annual meeting, the directors of the Company consisted of the following:

Name

Charles E. Adair
Alvin R. Carpenter
T. O’Neal Douglas
Melvin L. Hecktman
Clark A. Johnson
Delores P. Kesler
Stephen H. Rogers
David A. Smith

(c)

The proposal to approve the PSS World Medical, Inc. 2006 Incentive Plan, which was approved and recommended by the Company’s Board of Directors, was approved by a majority of the shares voted. Of the 61,571,045 shares (1 vote per share) of common stock represented at the meeting, the PSS World Medical, Inc. 2006 Incentive Plan was approved by the following votes:

	Votes Received
	For	Withheld	Abstentions	Broker Non-votes

PSS World Medical, Inc. 2006 Incentive Plan	49,876,410	3,387,625	29,725	8,277,285

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description
10.1	Amendment No. 1 to the PSS World Medical, Inc. 2004 Non-Employee Directors’ Deferred Compensation Plan.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 8, 2006.

PSS WORLD MEDICAL
By:	/s/ David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)