Form 10-Q
period 2006-12-29
PSS WORLD MEDICAL INC
filed 2007-02-07
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 29, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 2, 2007 was 67,381,357 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 29, 2006

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
•

Management’s expectation to continue to make acquisitions in the future and management’s belief that the benefits of acquisitions will offset the time and expense related to implementing the acquisition and integrating the target and will result in increased profits for the Company;

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
•

Management’s expectation that the Company may seek to retire its outstanding equity through cash purchases and/or reduce its debt and may also seek to issue additional debt or equity to meet its future liquidity requirements;

•	Management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements;
•	Management’s belief that the majority of the remaining state NOL carryforwards will be utilized during fiscal year 2007;
•

Management’s expectation that the liability recognized for accelerating the vesting of all unvested stock options may be adjusted in future periods based on actual experience and changes in management assumption;

•

Management’s expectation that net sales, gross margins, and operating margins may be impacted in future periods to the extent the Company’s revenues expand into areas that require net reporting of revenue in accordance with EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent;

•

Management’s belief that changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates; and

•	Management’s belief that it would have adequate liquidity under the Credit Agreement to settle the principle balance of the Convertible Senior notes, if presented for redemption.

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2006 AND MARCH 31, 2006
(Dollars in Thousands, Except Share and Per Share Data)

ASSETS

	December 29,	March 31,
	2006	2006
Current Assets:
Cash and cash equivalents	$ 54,904	$ 23,867
Accounts receivable, net of allowance for doubtful accounts of $9,843
and $10,498 as of December 29, 2006 and March 31, 2006, respectively	219,822	208,964
Inventories	186,193	173,458
Deferred tax assets	7,379	12,959
Prepaid expenses and other	37,329	33,827
Total current assets	505,627	453,075

Property and equipment, net of accumulated depreciation of $66,888 and $55,827
as of December 29, 2006 and March 31, 2006, respectively	85,885	87,663
Other Assets:
Goodwill	106,971	105,521
Intangibles, net	31,186	34,345
Other	58,063	56,371
Total assets	$787,732	$736,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$162,338	$139,227
Accrued expenses	31,670	34,499
Current portion of long-term debt	152,154	509
Other	10,730	13,639
Total current liabilities	356,892	187,874

Long-term debt, excluding current portion	460	150,855
Other noncurrent liabilities	62,302	49,433
Total liabilities	419,654	388,162
Commitments and contingencies (Notes 1, 2, 4, 5, and 7)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares
issued and Outstanding	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 67,151,236 and 67,476,682 shares issued and outstanding at December 29, 2006 and
March 31, 2006, Respectively	667	674
Additional paid in capital	302,863	318,441
Retained earnings	64,548	29,698
Total shareholders’ equity	368,078	348,813
Total liabilities and shareholders’ equity	$787,732	$736,975

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005

(Dollars in Thousands, Except Share and Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005

Net sales	$458,613	$423,781	$1,299,204	$1,196,729
Cost of goods sold	335,378	303,707	932,211	853,874
Gross profit	123,235	120,074	366,993	342,855
General and administrative expenses	75,222	72,053	222,277	211,670
Selling expenses	30,140	27,469	86,516	79,459
Income from operations	17,873	20,552	58,200	51,726
Other (expense) income:
Interest expense	(1,320)	(1,561)	(4,062)	(4,428)
Interest and investment income	426	75	809	285
Other income, net	517	435	1,415	2,642
	(377)	(1,051)	(1,838)	(1,501)
Income before provision for income taxes	17,496	19,501	56,362	50,225
Provision for income taxes	6,376	7,080	21,512	18,880
Net income	$ 11,120	$ 12,421	$ 34,850	$ 31,345

Basic earnings per common share	$ 0.17	$ 0.19	$ 0.52	$ 0.48
Diluted earnings per common share	$ 0.16	$ 0.19	$ 0.50	$ 0.47

Weighted average common shares outstanding, Basic	67,054	65,779	67,272	65,344
Weighted average common shares outstanding, Diluted	69,458	66,931	69,294	66,469

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005

(Dollars in Thousands)

	Nine Months Ended
	December 29, 2006	December 30, 2005
Cash Flows From Operating Activities:
Net income	$34,850	$31,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,454	10,458
Amortization of intangible assets	4,445	4,427
Provision for deferred income taxes	4,097	18,880
Provision for doubtful accounts	3,396	5,059
Provision for deferred compensation	1,701	847
Noncash compensation expense	1,500	1,183
Amortization of debt issuance costs	1,075	1,115
Loss on sales of property and equipment	39	261
Reversal of provision for note receivables	--	(3,233)
Other	--	(2,463)
Changes in operating assets and liabilities:
Accounts receivable	(14,051)	6,122
Inventories	(12,734)	(29,330)
Prepaid expenses and other current assets	(1,193)	(4,426)
Other assets	(1,394)	(13,444)
Accounts payable	23,111	28,069
Accrued expenses and other liabilities	3,600	(3,373)
Net cash provided by operating activities	60,896	51,497

Cash Flows From Investing Activities:
Capital expenditures	(10,551)	(12,404)
Payments for business combination, net of cash acquired	(2,475)	(38,125)
Payments on nonsolicitation agreements	(1,064)	(2,561)
Other	15	1,748
Net cash used in investing activities	(14,075)	(51,342)

Cash Flows From Financing Activities:
Proceeds from the exercise of common stock options	7,365	8,931
Excess tax benefits from share-based compensation arrangements	3,179	--
Proceeds from borrowings	1,500	--
Purchase of common stock	(27,413)	--
Payments under capital lease obligations	(415)	(205)
Proceeds from note receivable	--	279
Net proceeds under the revolving line of credit	--	246
Payment of debt issuance costs	--	(520)
Other	--	(123)
Net cash (used in) provided by financing activities	(15,784)	8,608
Net increase decrease in cash and cash equivalents	31,037	8,763
Cash and cash equivalents, beginning of period	23,867	17,888
Cash and cash equivalents, end of period	$54,904	$26,651

Supplemental disclosures:
Cash paid for:
Interest	$2,334	$2,827
Income taxes, net	$6,090	$5,272

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2006 AND DECEMBER 30, 2005

(Dollars in Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The Company reports its year-end financial position, results of operations, and cash flows as of the Friday closest to March 31. Fiscal years 2007 and 2006 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows as of the Friday closest to month-end. The three and nine months ended December 29, 2006 and December 30, 2005 each consisted of 62 and 189 selling days, respectively.

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

As part of the Company’s periodic review of the carrying amount of inventory during the three months ended December 29, 2006, management determined that a valuation allowance of $7,058 was required on excess influenza vaccine inventory resulting from the cancellation of customer orders due to an oversupply of the product in the market, and, to date, a mild influenza season. In addition to these factors, management based its decision on the likelihood of locating alternate markets for the product and the viability of the product based on its limited life span. As a result of the valuation allowance, cost of goods sold were increased by $7,058 during the three and nine months ended December 29, 2006, or $4,383 net of tax.

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

During fiscal year 2005, management reviewed the estimated useful lives of certain computer hardware and software in connection with completing the implementation of the JD Edwards enterprise resource planning (“ERP”) system. Based on this review, management revised the estimated useful lives of certain assets after considering (i) the Company’s historical use of its prior ERP systems, (ii) future plans for the JD Edwards ERP system, (iii) expected enhancements, and (iv) expected ongoing product support, enhancements, and maintenance commitments from the vendor. Management believed this change in estimate was appropriate given the Company’s commitment to and invested capital in the customization and future use of the JD Edwards ERP platform. As a result, the remaining estimated useful lives of certain computer hardware and software with a carrying value of approximately $27,434 were extended on March 23, 2005 to coincide with the expected service life of the assets in accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. The weighted average remaining useful life of the assets prior to the change in estimate was approximately 80 months and the change in estimate lengthened the estimated useful lives by approximately 40 months. This change in estimate decreased depreciation expense $797, net of tax, or approximately $0.01 of basic and diluted earnings per share, for the nine months ended December 29, 2006 and $1,063, net of tax, or approximately $0.02 of basic and diluted earnings per share, for the fiscal year ended March 31, 2006. Computer hardware and software that is capitalized subsequent to this change in estimate will continue to be depreciated over a period ranging from 3 to 10 years.

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Internal-use software costs capitalized subsequent to March 23, 2005 are being amortized over the estimated useful lives of the software, ranging from 5 to 10 years.

Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during the nine months ended December 29, 2006 and December 30, 2005 was approximately $194 and $478, respectively.

Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

Accounts Payable

Outstanding checks in excess of cash balances available for a legal right of offset are reclassified to accounts payable. Amounts reclassified to accounts payable were approximately $24,138 and $25,600 at December 29, 2006 and March 31, 2006, respectively.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by approving the repurchase of an additional 5%, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. The following table presents repurchase activity during fiscal years 2005 and 2006 as well as remaining shares under the stock repurchase program:

(in thousands)	Number of Shares

Shares approved for repurchase – June 8, 2004	3,248
Shares approved for repurchase – December 6, 2006	3,393
Total shares approved	6,641

Repurchases - Fiscal Year 2005	(1,001)
Repurchases - Fiscal Year 2006	(14)
Repurchases - Nine Months Ended December 29, 2006	(1,376)
Remaining shares available for repurchase at December 29, 2006	4,250

During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share for approximately $9,918. During the nine months ended December 29, 2006, the Company repurchased approximately 1.4 million shares of common stock under this program at an average price of $19.92 per common share for approximately $27,413.

Statements of Cash Flows

The Company’s supplemental disclosures for the nine months ended December 29, 2006 and December 30, 2005 were as follows:

	Nine Months Ended
	December 29, 2006	December 30, 2005
Noncash Operating Activities-
Tax benefits related to stock option plans	$ --	$ 2,908
Noncash Investing Activities-
Business combinations:
Fair value of assets acquired	(187)	(8,847)
Liabilities assumed	1,185	6,561
Capital lease assets	(163)	(1,672)
Noncash Financing Activities-
Capital lease obligations	$ 163	$ 1,672

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 is effective as of the beginning of fiscal years commencing after December 15, 2006. As such, FIN 48 will be effective during the first quarter of the Company’s fiscal year 2008. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements.” SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. The SAB provides guidance on correcting errors under this dual approach, as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the SAB. Management has determined that it will apply the guidance contained in SAB 108, beginning with the Company’s financial statements for the year ending March 30, 2007.

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

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32,243 (net of cash acquired). Subsequent to closing, the purchase price was reduced and a cash payment of approximately $1,568 was received from the seller based on the actual working capital of SAS at closing compared to the target working capital defined in the purchase agreement. Of the aggregate purchase price, approximately $31,170 was paid during fiscal year 2006, of which $30,783 was paid during the nine months ended December 30, 2005. A payment of $1,500, was made during the nine months ended December 29, 2006 with an additional $1,400 paid by the Company subsequent to quarter end. Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code.

Elder Care Business (Fiscal Year 2006)

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. CSSI was integrated into the existing Medicare Part B billing operations.

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $4,475. Of the aggregate purchase price, approximately $3,288 was paid during fiscal year 2006, of which $3,193 was paid during the nine months ended December 30, 2005. An additional payment of $797 was paid during the nine months ended December 29, 2006. Additional purchase price of approximately $390 may be paid to the sellers if certain minimum net revenue thresholds are met in the fourth quarter of fiscal year 2007.

Elder Care Business (Fiscal Year 2005)

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26,830 (net of cash acquired) of which approximately $22,682 was paid during fiscal year 2005. Pursuant to the terms of the purchase agreement, a cash payment of approximately $4,148 was made to the seller during the nine months ended December 30, 2005 as certain minimum revenue thresholds were met.

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the share impact from the convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended December 29, 2006 and December 30, 2005:

	For the Three Months Ended		For the Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
(in thousands)	2006	2005	2006	2005
Denominator-Weighted average shares
outstanding used in computing basic
earnings per common share	67,054	65,779	67,272	65,344
Assumed exercise of stock options (a)	943	1,092	974	1,052
Assumed vesting of restricted stock	90	60	101	73
Assumed conversion of 2.25%
convertible senior notes	1,371	--	947	--
Denominator-Weighted average shares
outstanding used in computing diluted
earnings per common share	69,458	66,931	69,294	66,469

(a)     Options to purchase approximately 188 and 1,014 shares of common stock that were outstanding at December 29, 2006 and December 30, 2005, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock and would be antidilutive.

In accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) and the Company’s stated policy to settle the principal amount of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds $17.10 (conversion price for the convertible senior notes). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average price of the Company’s common stock during the three and nine months ended December 29, 2006 exceeded the conversion price. As such, 1,371 and 947 potential common shares, respectively, were included in the calculation of diluted weighted average shares outstanding.

The ratification of SFAS No. 128(R), Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) may further impact the diluted weighted average shares outstanding. If ratified, SFAS 128(R) would eliminate the provisions of SFAS 128 that allows an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock. Therefore, SFAS 128(R) may eliminate the Company’s ability to rely upon its stated policy to settle the principal amount of the Company’s convertible senior notes in cash. If SFAS 128(R) becomes effective, earnings per share will be calculated under the “if-converted” method. Under this method, the number of diluted weighted average shares outstanding will include approximately 8.8 million additional shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the add-back of interest expense on the convertible senior notes. The Company may at its discretion elect to settle the principal amount of its convertible senior notes in cash in accordance with the terms of the indenture. If such election is made by giving notice to bondholders, a range of approximately 0 to 1.5 million shares (refer to table below) will be included in the weighted average common shares outstanding used in computing diluted earnings per share in accordance with the provisions of EITF 04-08.

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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method, and therefore, has not restated results for prior periods. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. Previously, SFAS No. 123, Accounting for Stock-Based Compensation, encouraged, but did not require, that stock-based compensation be recognized as an expense in companies’ financial statements. Prior to the adoption of SFAS 123(R), the Company elected to account for stock-based awards using the intrinsic-value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The intrinsic value method of accounting resulted in compensation expense to the extent option exercise prices were set below the current market price of the underlying stock on the date of grant. Compensation expense was not previously recognized in net income, as all stock options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

There was no impact to the Company’s statements of operations for outstanding stock options on April 1, 2006 as a result of adopting SFAS 123(R) because on June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R). Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options were not accelerated. As a result of the acceleration, the Company recognized contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of December 29, 2006, the maximum stock-based compensation expense would be approximately $757 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $187 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions.

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

The Company recorded a reduction of compensation expense of approximately $197 during the nine months ended December 29, 2006 to comply with the forfeiture provisions of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as cash flows from financing activities. Although total cash flows are not impacted by the adoption of SFAS 123(R) and remain unchanged from what would have been reported under prior accounting standards, cash flows from operating activities were reduced by $3,179 and cash flows from financing activities were increased by $3,179 during the nine months ended December 29, 2006.

Equity Incentive Plans

On June 7, 2006, the Board of Directors approved the PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan became effective as of August 24, 2006, the date on which shareholders approved the plan. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”). Grants under the 2006 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is approximately 2.2 million as of December 29, 2006.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is approximately 350,000 as of December 29, 2006. It is the Company’s policy to issue shares of common stock upon exercise of stock options or granting of restricted stock from those shares reserved for issuance under the stock incentive plans.

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

The following table summarizes the number of common shares to be issued upon exercise of outstanding options and the number of common shares remaining available for future issuance under the existing stock incentive plans at December 29, 2006.

(in thousands)	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by shareholders:
1999 Long-Term Incentive Plan(a)	1,505	--
1994 Long-Term Stock Plan(a)	726	--
Amended and Restated Directors’ Stock Plan(a)	328	--
1997 Gulf South Medical Supply Plan(a)	173	--
Amended and Restated 1994 Long-Term Incentive Plan(a)	43	--
PSS World Medical, Inc. 2006 Incentive Plan(b)	--	2,168
2004 Non-Employee Directors Compensation Plan(c)	--	350
	2,775	2,518
Equity compensation plan not approved by shareholders:
1999 Broad-Based Employee Stock Plan(a)	378	--
Total	3,153	2,518

(a)   These plans are terminated; however, options remain outstanding at December 29, 2006 which are exercisable.

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

Equity Based Award Activity

Outstanding stock-based awards were as follows:

	As of
(in thousands)	December 29, 2006	March 31, 2006

Stock options(a)	3,153	3,985
Restricted stock(b)	418	286
Deferred stock units(a)	9	6
Total outstanding stock-based awards	3,580	4,277

(a) Amounts are excluded from shares of common stock issued and outstanding.

(b)   Amounts as of December 29, 2006 are included in shares of common stock issued and outstanding on the face of the balance sheet, but are not considered outstanding for accounting purposes under SFAS 123(R) until restrictions lapse.

The following table summarizes the stock option activity during the period from March 31, 2006 to December 29, 2006:

(in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Balance, March 31, 2006	3,985	$10.42	3.1	--
Granted	--	--	--	--
Exercised	(813)	$ 9.06	--	--
Forfeited	(19)	$ 8.82	--	--
Balance, December 29, 2006(a)	3,153	$10.78	2.7	$28,232

(a) This balance represents stock options that are both outstanding and exercisable since the vesting of unvested stock options outstanding as of April 1, 2005 was accelerated on June 7, 2004.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $19.53 on the last trading day of the third fiscal quarter and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on December 29, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock.

The total intrinsic value of stock options exercised during the nine months ended December 29, 2006 and December 30, 2005 was $8,195 and $7,917, respectively. Cash received from stock option exercises during the nine months ended December 29, 2006 and December 30, 2005 was approximately $7,365 and $8,931, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled approximately $2,888 and $2,908 during the nine months ended December 29, 2006 and December 30, 2005, respectively.

The following table summarizes the restricted stock activity during the period from March 31, 2006 to December 29, 2006:

	Shares	Weighted Average Grant Date Fair Value

Nonvested balance, March 31, 2006	286	$12.62
Granted	238	$19.73
Vested	(99)	$11.43
Forfeited	(7)	$13.15
Nonvested balance, December 29, 2006	418	$16.95

Total compensation expense related to unvested restricted stock awards during the three months ended December 29, 2006 and December 30, 2005, was approximately $562 and $360, respectively, with related income tax benefits of $213 and $136 respectively. Total compensation expense related to unvested restricted stock awards during the nine months ended December 29, 2006 and December 30, 2005, was approximately $1,060, and $799, respectively, with related income tax benefits of $402 and $303, respectively. The total fair value of shares vested during the nine months ended December 29, 2006 was $1,944.

Scheduled vesting for outstanding restricted stock is as follows:

(in thousands)	Number of Shares
Fiscal Year:
2007 (remaining 3 months)	1
2008	150
2009	145
2010	64
2011	58
Total	418

The estimated compensation expense for the next five fiscal years for all outstanding restricted stock grants is expected to be recognized over a weighted average period of 3.1 years and is as follows:

Fiscal Year:
2007 (remaining 3 months)	$ 562
2008	1,878
2009	1,296
2010	998
2011	429
Total	$5,163

5.	DEBT

Debt consists of the following:

	As of
	December 29, 2006	March 31, 2006

2.25% convertible senior notes	$150,000	$150,000
Capital lease obligations	1,114	1,364
Other bank debt	1,500	--
Total debt	152,614	151,364
Less: Current portion of long-term debt	152,154	509
Long-term debt	$ 460	$150,855

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

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). During the three months ended December 29,2006, the Contingent Conversion Trigger was met and the notes are convertible during the period January 1, 2007 to March 30, 2007. Therefore, the notes were classified as Current Portion of Long-Term Debt as of December 29, 2006. The ability of note holders to convert is assessed on a quarterly basis and the ability to convert subsequent to March 30, 2007 is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. As of December 29, 2006, the fair value of the convertible senior notes was approximately $184.8 million and the value of the shares, if converted, was approximately $171.4 million. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company’s stated policy is to satisfy the Company’s obligation upon conversion of the notes first, in cash, in an amount equal to the principle amount of the notes converted and second, in shares of the Company’s common stock, to satisfy the remainder, if any, of the Company’s conversion obligation.

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

There were no outstanding borrowings under the revolving line of credit at December 29, 2006 and March 31, 2006. After reducing availability for outstanding letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $199.7 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended December 30, 2005 was 4.24%. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 29, 2006 and December 30, 2005 was 7.61% and 3.99%, respectively.

Capital Lease Obligations

The Company leases various equipment under fifteen and thirty-nine month leases with an aggregate annual rental of approximately $700. The equipment was capitalized at its fair market value of $1,836, which approximated the present value of the minimum lease payments. The following table represents the remaining future minimum lease payments under capital leases by year, together with the present value of the net minimum lease payments as of December 29, 2006.

Fiscal Year:
2007 (remaining 3 months)	$ 185
2008	654
2009	329
Total minimum lease payments	1,168
Less: amount representing interest	54
Present value of net minimum lease payments	$1,114

6.	SEGMENT INFORMATION

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

	For the Three Months Ended		For the Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Net Sales:
Physician Business	$329,352	$290,010	$915,001	$795,976
Elder Care Business	129,261	133,771	384,203	400,753

Total net sales	$458,613	$423,781	$1,299,204	$1,196,729

Income from Operations:
Physician Business	$18,318	$20,039	$58,065	$51,883
Elder Care Business	5,072	4,579	14,860	12,467
Corporate Shared Services	(5,517)	(4,066)	(14,725)	(12,624)

Total income from operations	$17,873	$20,552	$58,200	$51,726

Income Before Provision for Income Taxes:
Physician Business	$17,622	$19,153	$55,983	$49,802
Elder Care Business	3,112	2,716	8,994	6,931
Corporate Shared Services	(3,238)	(2,368)	(8,615)	(6,508)

Total income before provision for income taxes	$17,496	$19,501	$56,362	$50,225

	As of
	December 29, 2006	March 31, 2006

Assets:
Physician Business	$412,190	$389,206
Elder Care Business	276,921	266,006
Corporate Shared Services	98,621	81,763
Total assets	$787,732	$736,975
7.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

During July 2003, the Physician Business entered into a five-year agreement with a supplier to purchase a minimum number of doses of influenza vaccines during fiscal years 2004-2008. The pricing of the doses of the vaccine is established on December 1 of each year. The Company must notify the supplier, annually by December 15, of any reductions in the number of doses to be purchased. During fiscal year 2006, the Company notified Novartis Vaccines and Diagnostics (formerly Chiron Corporation), that it would purchase doses of influenza vaccines valued at approximately $46,078 during fiscal year 2007. This obligation was contingent on the supplier’s ability to deliver the influenza vaccines by October 31, 2006. As of December 29, 2006, the Company has fulfilled its remaining purchase obligation under this commitment. Additionally, the Company notified Novartis Vaccines and Diagnostics that it would not be renewing its purchase commitment for fiscal year 2008. Therefore, as of December 29, 2006, the Company has no outstanding purchase obligations relating to the influenza vaccine.

During February 2006, the Company entered into agreements with different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $12,797 at December 29, 2006 and are based on management’s estimate of current pricing.

At December 29, 2006, there were other outstanding purchase commitments totaling approximately $6,990, which are not considered material on an individual basis. Such purchase commitments, which have not been accrued in the accompanying balance sheets, contractually require the Company to purchase a stated value of inventory over a stated period of time.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of December 29, 2006, the Company has not terminated any contracts with a private label vendor that required the Company to purchase the vendor’s remaining private label inventory.

During the nine months ended December 29, 2006, the Company settled a dispute in which the opposing party agreed to pay the Company $4,000 to resolve all claims and counterclaims that resulted from a class action lawsuit filed in May 1998. Accordingly, the Company recorded the $4,000 recovery as a reduction to general and administrative expenses offset by legal expenses and other costs of approximately $2,222 during the nine months ended December 29, 2006. Previously, the Company recorded a loss of approximately $3,800 to cover uninsured losses and professional fees related to the class action lawsuit settled in fiscal year 2006.

In addition, the Company’s insurance companies have issued $1,550 of surety bonds primarily to meet the security requirements for statutory licenses and permits.

Variable Interest Entity

In January 2005, the Company entered into a Sourcing Services Agreement (the “Sourcing Agreement”) with Tiger Specialty Sourcing Limited, Tiger Shanghai Specialty Sourcing Co. Ltd., and its principals (collectively “Tiger Medical”). The exclusive Sourcing Agreement focuses on two primary objectives: delivery of consistent, high-quality medical products and lowering the acquisition cost of those products. Subject to the terms and conditions of the Sourcing Agreement, the Company has agreed to purchase certain medical and other products from Chinese suppliers and manufacturers using the exclusive sourcing services of Tiger Medical. The Company acquired a minority interest in Tiger Medical in January 2005 for $1,000. The Company ultimately has the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2007 through 2009 if certain performance targets are achieved. If at any time during the term of the Sourcing Agreement, the Company achieves the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. The total purchase price to be paid by the Company for 100% ownership of Tiger Medical ranges from $1,000 to $32,500 depending on the satisfaction of certain performance targets. Cash payments made by the Company during fiscal years 2007 through 2008, if any, for additional interests in Tiger Medical will be credited against the final purchase price to be paid by the Company.

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

The Company received a cash interest payment of $128 and $279 during the three months ended June 30, 2006 and July 1, 2005, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for the three months ended December 29, 2006 and December 30, 2005 was approximately $49 and $42, respectively. Interest income for the nine months ended December 29, 2006 and December 30, 2005 was approximately $136 and $135, respectively.

The following table indicates the balance sheet classification of the gross amount of the outstanding principal and accrued interest for the Loans at December 29, 2006 and March 31, 2006.

	Outstanding Principal	Accrued Interest

As of December 29, 2006:
Prepaid expenses and other	$2,737	$ 89
Other noncurrent assets	997	311
Total	$3,734	$400
As of March 31, 2006:
Prepaid expenses and other	$ --	$118
Other noncurrent assets	3,734	275
Total	$3,734	$393

Loan 1, with a principle balance of $2,737 at December 29, 2006 was issued in September 1997 and amended during fiscal year 2003, matures on September 16, 2007 (“Maturity Date”). Principal payments are not required under the agreement until the Maturity Date. Interest payments due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003. Loan 2, with a principle balance of $997 at December 29, 2006 was issued in January 2001 and matures on the earlier of (i) the death of the former chairman and chief executive officer or (ii) the termination of a split-dollar agreement. Payments of both principal and interest are due upon maturity. As of December 29, 2006, there were no past due principal or interest payments outstanding under the Loans.

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

EXECUTIVE OVERVIEW

During the three and nine months ended December 29, 2006, the Company continued to grow in the markets it serves. Overall, consolidated comparative quarterly sales grew by 8.2%, and 8.6% on a year to date basis. The Physician and Elder Care Businesses launched sales promotions to increase sales of the globally sourced, private label products (“Select Brand”) in the first half of the year, which positively impacted the growth period over period. Select Brand product sales grew 22.5% and 21.5% during the three months ended December 29, 2006, in the Physician and Elder Care businesses, respectively. In addition, the acquisition of Southern Anesthesia and Surgical (“SAS”) by the Physician Business on September 30, 2005 provided an additional $17.9 million of incremental net sales during the nine months ended December 29, 2006. These increases were partially offset by decreases in net sales of approximately $8.2 million and $28.5 million during the three and nine months ended December 29, 2006, respectively, compared to the same periods in the prior year, as a result of the Elder Care Business discontinuing business with certain national chain customers.

Income from Operations increased approximately $6.5 million during the nine months ended December 29, 2006. This increase was primarily a result of the net sales growth discussed above as well as management’s continued focus on reducing operating costs as a percentage of net sales. Some of the programs impacting operating costs include (i) delivery and professional training and incentive programs, (ii) best practices programs for distribution centers (“Blue Ribbon”), and (iii) continuing to leverage investments in warehouse management and order processing systems. In addition, the Company’s global sourcing initiatives, other purchasing efficiencies, and continued leveraging of the distribution and corporate shared services infrastructure contributed to additional incremental profit margin improvement. Income from Operations was negatively impacted by two transactions during the quarter. First, a write-down for influenza vaccine inventory of $7.1 million during the quarter. This write-down was the result of a lower-of-cost-or-market valuation on the Physician Business’ remaining influenza vaccine inventory at quarter end resulting from the cancellation of customer orders during the quarter due to an oversupply of the product in the market, and, to date, a mild influenza season. Second, subsequent to the end of the third fiscal quarter, the Company was notified that a customer of the Elder Care Business had declared bankruptcy. As a result, the Company increased the allowance for doubtful accounts by $1.25 million.

Cash flow from operations during the nine months ended December 29, 2006 was approximately $60.9 million, an 18% increase over cash flow from operations during the same period in the prior year. Profitability growth was the primary driver of cash flow from operations during this period. Both the Physician and Elder Care Businesses made significant inventory investments to support the sales promotions for the globally sourced products.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 29, 2006		December 30, 2005			December 29, 2006		December 30, 2005
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change

Physician Business	$329.3	$5.3	$290.0	$4.7	13.6%	$915.0	$4.9	$ 796.0	$4.2	15.0%
Elder Care Business	129.3	2.1	133.8	2.1	(3.4%)	384.2	2.0	400.7	2.1	(4.1%)
Total Company	$458.6	$7.4	$423.8	$6.8	8.2%	$1,229.2	$6.9	$1,196.7	$6.3	8.6%

Physician Business

The net sales growth during the three months ended December 29, 2006 was driven by continued momentum in the consumable and pharmaceutical sales growth programs, offset by a decline in equipment sales due to a change in Medicare reimbursement guidelines on one of the Company’s equipment lines. Net sales growth during the nine months ended December 29, 2006 was a result of continued growth in all three of the segment’s product lines as a result of successful sales growth programs initiated during the year and the acquisition of SAS on September 30, 2005. During the first quarter of fiscal year 2007, the Physician Business launched a sales promotion to increase sales of its globally-sourced, private label products (“Select Brand”). This promotion continued to positively impact Select Brand product sales during the third quarter of fiscal year 2007.

The following table summarizes the growth rate in product sales period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 29, 2006	December 30, 2005	Increase (Decrease)	December 29, 2006	December 30, 2005	Increase (Decrease)
Consumable products:
Branded products	$162.0	$150.5	7.6%	$472.5	$430.6	9.5%
Select Brand products	28.8	23.5	22.5%	83.8	69.9	19.9%
Pharmaceutical products	60.3	54.1	10.9%	173.3	146.6	18.1%
Influenza vaccine products	33.3	12.4	169.5%	48.7	12.3	294.3%
Equipment	35.1	40.3	(13.0)%	110.2	109.8	0.4%
Immunoassay product sales	8.1	7.6	5.3%	22.7	23.3	(2.2)%
Other	1.7	1.6	35.8%	3.8	3.5	8.0%
Total	$329.3	$290.0	13.6%	$915.0	$796.0	15.0%

Branded product sales during the three and nine months ended December 29, 2006 continued to be positively impacted by the Company’s sales growth initiatives. Select Brand product sales period over period increased due to the Company’s focus on promoting its globally sourced, Select Brand products, which resulted in new customer sales as well as customer conversions from branded to Select Brand product. Influenza vaccine sales, while up when compared to the prior year, were impacted by a limited supply of influenza vaccine in the industry during fiscal year 2006. In addition, the acquisition of SAS positively impacted pharmaceutical product sales during the three and nine months ended December 29, 2006.

Elder Care Business

The decline in net sales is primarily a result of the discontinuation of service to certain national chain customers during fiscal year 2006, partially offset by (i) an increased penetration into regional and independently-owned nursing home chains and home care accounts and (ii) traction in Elder Care business’ billing service line of business. In addition, during the second and third quarters of fiscal year 2007, the Elder Care Business launched successful sales promotions to increase sales of its globally-sourced, Select Brand products and promote its billing services business.

Management views the Elder Care business by customer segment. The following table summarizes the rate of change in net sales by customer segment period over period.

	For the Three Months Ended			For the Nine Months Ended
	December 29, 2006	December 30, 2005	(Decrease) Increase	December 29, 2006	December 30, 2005	(Decrease) Increase
Nursing home and assisted living facilities	$ 80.9	$ 89.3	(9.4%)	$242.6	$271.7	(10.7%)
Hospice and homecare agencies	35.9	33.0	9.0%	105.0	90.4	16.1%
Billing services	3.0	2.5	23.9%	9.0	7.6	18.7%
Other	9.5	9.0	3.4%	27.6	31.0	(11.1%)
Total	$129.3	$133.8	(3.4%)	$384.2	$400.7	(4.1%)

Net sales during the three and nine months ended December 29, 2006 compared to the same periods in the prior year decreased approximately $4.5 million and $16.5 million, respectively, as a result of the loss of the national chain customers. These customers represented approximately $8.2 million and $28.5 million of net sales during the three and nine months ending December 30, 2005. These decreases in net sales were partially offset by $2.9 million and $14.6 million sales growth in the Elder Care business’ hospice and homecare lines of business during the three and nine months ended December 29, 2006, respectively, which reflects the successful execution of the Company’s business growth strategies. These strategies include diversifying the segment’s customer base through expansion into hospices and home care agencies. The Elder Care business' other sales, which includes all other non-strategic customers, declined by $3.4 million during the nine months ended December 29, 2006 when compared to the same period in the previous year.

GROSS PROFIT

The following table summarizes gross profit period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 29, 2006		December 30,2005			December 29, 2006		December 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Total Company	$123.2	26.9%	$120.1	28.3%	$3.1	$367.0	28.2%	$342.9	28.7%	$24.1

Physician Business

Gross profit dollars increased primarily due to the growth in net sales discussed above. Gross profit was negatively impacted by a write-down for excess influenza vaccine inventory of $7.1 million during the quarter. This charge was the result of a lower-of-cost-or-market valuation on the Physician Business’ remaining influenza inventory at quarter end resulting from the cancellation of customer orders during the three months ended December 29, 2006 due to an oversupply of the product in the market, and, to date, a mild influenza season. In addition to these factors, management based its decision on the likelihood of locating alternate markets for the product and the viability of the product based on its limited life span. As a result of the write-down, cost of goods sold was increased by $7.1 million during the three and nine months ended December 29, 2006, which decreased net income $4.3 million. (Refer to Note 1 and Critical Accounting Policies).

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

Elder Care Business

While gross profit dollars remained relatively consistent period over period, gross margin percentage increased during the three and nine months ended December 29, 2006 compared to the same periods in the prior year. This increase was primarily due to purchasing efficiencies complemented by the implementation of the Company’s global sourcing strategy and a change in the segment’s sales mix from sales to larger accounts that generated lower gross margins to sales to smaller accounts that generate higher gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes general and administrative expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 29, 2006		December 30, 2005			December 29, 2006		December 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business(a)	$42.8	13.0%	$41.6	14.3%	$ 1.2	$ 129.7	14.2%	$ 118.6	14.9%	$ 11.1
Elder Care Business(a)	27.0	20.9%	26.5	19.8%	0.5	78.3	20.4%	80.4	20.1%	(2.1)
Corporate Shared Services(b)	5.4	1.2%	4.0	1.0%	1.4	14.3	1.1%	12.7	1.1%	1.6
Total Company(b)	$75.2	16.4%	$72.1	17.0%	$ 3.1	$ 222.3	17.1%	$211.7	17.7%	$ 10.6

(a)    General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.

(b)    General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased 134 basis points and 72 basis points during the three and nine months ended December 29, 2006, respectively, compared to the same period in the prior year. This improvement is attributable to (i) leveraging the net sales growth across various fixed costs and (ii) reducing the Company’s cost to deliver product to customers.

General and administrative expenses other than cost to deliver increased during the three and nine months ended December 29, 2006 primarily due to (i) increased salary, relocation, and payroll tax expenses of approximately $0.9 million and $2.5 million, respectively, from additional employees as a result of the acquisition of SAS and general wage increases, offset by decreased short-term incentive compensation expense of $1.7 million, and (ii) an increase in the corporate overhead allocation from Corporate Shared Services.

Elder Care Business

The change in general and administrative expenses other than cost to deliver increased approximately $1.2 million during the three months ended December 29, 2006 compared to the same period in the prior year. This increase was mainly attributable to a net increase in bad debt expense of approximately $1.25 million established during the third quarter of fiscal 2007, which related to a customer that filed for bankruptcy shortly after quarter end.

General and administrative expenses other than cost to deliver increased $0.4 million during the nine months ended December 29, 2006 compared to the same period in the prior year. This increase is primarily attributable to an increase in depreciation expense of approximately $1.4 million which was largely offset by a net decrease in bad debt expense.

Corporate Shared Services

General and administrative expenses increased $1.4 million quarter over quarter. This increase is primarily attributable to (i) an increase of approximately $0.9 million in the Company’s health insurance expense as claims outpaced employee contributions to the plan and (ii) an increase in the Company’s deferred compensation expense of approximately $0.2 million.

General and administrative expenses during the nine months ended December 29, 2006 remained relatively consistent period over period. However, there were several non routine transactions that impacted the comparability of the periods, including: (i) a favorable net settlement of $1.8 million during the nine months ended December 29, 2006, resulting from the class action lawsuit filed in May 1998 and (ii) the reversal of an allowance for doubtful accounts of approximately $3.2 million during the nine months ended December 30, 2005 (Refer to Note 8, Notes Receivable, for a further discussion as well as Critical Accounting Policies.)

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 29, 2006		December 30, 2005			December 29, 2006		December 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$25.1	7.6%	$22.7	7.8%	$2.4	$71.9	7.9%	$65.0	8.2%	$ 6.9
Elder Care Business	5.0	3.9%	4.8	3.6%	0.2	14.6	3.8%	14.5	3.6%	0.1
Total Company	$30.1	6.6%	$27.5	6.5%	$2.6	$86.5	6.7%	$79.5	6.6%	$ 7.0

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

INCOME FROM OPERATIONS

The following table summarizes income from operations as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 29, 2006		December 30, 2005			December 29, 2006		December 30, 2005
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)

Physician Business	$18.3	5.6%	$20.1	6.9%	$(1.8)	$58.0	6.4%	$51.9	6.5%	$ 6.1
Elder Care Business	5.1	3.9%	4.6	3.4%	0.5	14.9	3.9%	12.4	3.1%	2.5
Corporate Shared Services	(5.5)	--	(4.1)	--	(1.4)	(14.7)	--	(12.6)	--	(2.1)
Total Company	$17.9	3.9%	$20.6	4.9%	$(2.7)	$58.2	4.5%	$51.7	4.3%	$ 6.5

Income from operations for each business segment changed due to the factors discussed above under “Net Sales”, “Gross Profit” and “General and Administrative Expenses.”

INTEREST EXPENSE

The Company’s debt structure consists of $150 million of 2.25% senior convertible notes, variable rate borrowings under its revolving line of credit (“LOC”) agreement, and a short-term note payable. The following table summarizes the various components of the Company’s debt structure:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 29, 2006	December 30, 2005	(Decrease)Increase	December 29, 2006	December 30, 2005	(Decrease) Increase

Total interest expense	$1.3	$1.6	($0.3)	$4.1	$4.4	($0.3)
Components of interest expense:
Interest on borrowings	$1.0	$1.3	($0.3)	$3.1	$3.8	($0.7)
Debt issuance costs	$0.3	$0.4	($0.1)	$1.1	$1.1	--
Capitalized interest	--	($0.1)	($0.1)	($0.1)	($0.5)	($0.4)
Weighted average interest rate-LOC(a)	N/A	4.24%		7.61%	3.99%
Average daily borrowings under the LOC	$0.0	$31.6	($31.6)	$1.6	$27.9	($26.3)

(a) Weighted average interest rate excludes debt issuance costs and unused line fees.

There were no borrowings under the Company’s LOC during the three months ended December 29, 2006. During the nine months ended December 29, 2006, the borrowings under the Company’s LOC were affected by market interest rate increases. During the same period in the prior year, the Company mitigated the effect of these rate increases through a $25 million variable-to-fixed interest rate swap. The interest rate swap matured on March 28, 2006, effectively returning 100% of the borrowings under the LOC to a variable rate. Upon maturity of the interest rate swap, the Company paid down the entire $25 million of borrowings covered by the notional amount of the interest rate swap.

OTHER INCOME

The following table summarizes other income period over period.

	For the Three Months Ended				For the Nine Months Ended
(dollars in millions)	December 29, 2006	December 30, 2005	Increase	Percent Change	December 29, 2006	December 30, 2005	(Decrease)	Percent Change

Total Company	$0.5	$0.4	$0.1	18.9%	$1.4	$2.6	($1.2)	(46.4%)

Other income during the nine months ended December 30, 2005 included a one-time distribution of $1.4 million resulting from the Company’s membership interest in a mutual holding company that was liquidated. Excluding the effect of this distribution, other income remained consistent period over period.

PROVISION FOR INCOME TAXES

The following table summarizes provision for income taxes period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 29, 2006		December 30, 2005			December 29, 2006		December 30, 2005
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$6.4	36.4%	$7.1	36.3%	($0.7)	$21.5	38.2%	$18.9	37.6%	$2.6

The increase in the effective rate period over period is primarily attributable to the change in fair market value of the Company’s investments in company-owned life insurance policies used to fund certain deferred compensation plan liabilities. Gains and losses on the underlying investments within these policies are excluded from taxable income and treated as permanent adjustments in accordance with SFAS No. 109, Accounting for Income Taxes. The Company’s effective tax rate may continue to fluctuate due to the market return on these investments.

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

NET INCOME

The following table summarizes net income period over period.

	For the Three Months Ended				For the Nine Months Ended
(dollars in millions)	December 29, 2006	December 30, 2005	Decrease	Percent Change	December 29, 2006	December 30, 2005	Increase	Percent Change

Total Company	$11.1	$12.4	($1.3)	(10.5%)	$34.8	$31.3	$3.5	11.2%

The change in net income is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	As of
	December 29, 2006	December 30, 2005
Days Sales Outstanding:(a)
Physician Business	41.0	41.1
Elder Care Business	53.2	60.4

Days On Hand:(b)
Physician Business	49.1	46.9
Elder Care Business	55.2	41.2

Days in Accounts Payable:(c)
Physician Business	45.3	43.2
Elder Care Business	29.8	26.6

Cash Conversion Days:(d)
Physician Business	44.8	44.8
Elder Care Business	78.6	75.0

Inventory Turnover:(e)
Physician Business	7.3x	7.7x
Elder Care Business	6.5x	8.7x

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

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company carefully monitors other components of liquidity, including the following:

(dollars in thousands)	As of
	December 29, 2006	March 31, 2006
Capital Structure:
Bank Debt	$ 1,500	$ --
Other Debt	1,114	1,364
Convertible senior notes	150,000	150,000
Cash and cash equivalents	(54,904)	(23,867)
Net debt	97,710	127,497
Shareholders’ equity	368,078	348,813
Total capital	$465,788	$476,310

Operational Working Capital:
Accounts receivable, net	$219,822	$208,964
Inventories	186,193	173,458
Accounts payable	(162,338)	(139,227)
	$243,677	$243,195

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during the nine months ended December 29, 2006 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $10.7 million.

Cash flows from operating activities during nine months ended December 29, 2006 and December 30, 2005 include the Company’s utilization of $4.2 million (tax-effected) and $11.8 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of December 29, 2006, the Company has $2.2 million (tax-effected) of state NOL carryforwards remaining and expects to utilize the majority of these state NOL carryforwards during fiscal year 2007. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $14.1 million and $51.3 million during the nine months ended December 29, 2006 and December 30, 2005, respectively, and was primarily impacted by the following factors:

Capital expenditures totaled $10.6 million and $12.4 million during the nine months ended December 29, 2006 and December 30, 2005, of which approximately $7.0 million and $9.0 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration.

Payments for business combinations, net of cash acquired, were $2.5 million and $38.1 million during the nine months ended December 29, 2006 and December 30, 2005, respectively. The Physician Business acquired SAS on September 30, 2005. The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32.2 million (net of cash acquired) of which approximately $30.8 million was paid during the nine months ended December 30, 2005. During the three months ended December 29, 2006, the Company paid $1.5 million related to the resolution of indemnity claims as outlined in the purchase agreement.

On October 7, 2004, the Elder Care Business acquired certain assets and assumed certain liabilities of a long-term care medical supply distributor and ancillary billing service provider. The aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $26.8 million (net of cash acquired). Pursuant to the terms of the purchase agreement, cash payments of approximately $4.1 million were made during the nine months ended December 30, 2005, which primarily related to meeting certain minimum revenue thresholds in periods subsequent to the date of acquisition. There were no payments made during the nine months ended December 29, 2006.

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. CSSI was integrated into the existing Medicare Part B billing operations. The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $4.5 million, of which approximately $3.2 million was paid during the nine months ended December 30, 2005. Payments of approximately $0.8 million were made during the nine months ended December 29, 2006, which primarily related to meeting certain minimum revenue thresholds in periods subsequent to the date of acquisition.

Cash Flows From Financing Activities

Net cash used in financing activities was $15.8 million during the nine months ended December 29, 2006 compared to net cash provided by financing activities of $8.6 million during the nine months ended December 30, 2005. Financing activities during the nine months ended December 29, 2006 and December 30, 2005 were primarily impacted by the following factors.

The Company received proceeds from the exercise of stock options of approximately $7.4 million and $8.9 million during the nine months ended December 29, 2006 and December 30, 2005, respectively.

The Company recognized excess tax benefits from share-based compensation arrangements of $3.2 million during the nine months ended December 29, 2006. Prior to the adoption of SFAS No. 123(R), Earnings Per Share, an amendment of FASB Statement No. 123 (“SFAS 123(R)”), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R) on April 1, 2006, excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

The Company repurchased approximately 1.4 million shares of common stock at an average price of $19.92 per common share for approximately $27.4 million during the nine months ended December 29, 2006.

Capital Resources

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the $200.0 million revolving line of credit, which may be increased to $250.0 million at the Company’s discretion. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is primarily collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). During the three months ended December 29, 2006, the Contingent Conversion Trigger was met and the notes are convertible during the period January 1, 2007 to March 30, 2007. Therefore, the notes were classified as Current Portion of Long-Term Debt as of December 29, 2006. The ability of note holders to convert is assessed on a quarterly basis and the ability to convert subsequent to March 30, 2007 is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. As of December 29, 2006, the fair value of the convertible senior notes was approximately $184.8 million and the value of the shares, if converted, was approximately $171.4 million. If presented, the Company believes it has adequate liquidity under the Credit Agreement to settle the principle balance of the notes.

At December 29, 2006, there were no outstanding borrowings under the revolving line of credit. After reducing the availability of borrowings for letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $199.7 million (excluding the additional increase of $50.0 million) under the revolving line of credit.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of December 29, 2006, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

Based on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors, the Company may seek to retire a portion of its outstanding equity through cash purchases and/or reduce its debt. The Company may also seek to issue additional debt or equity to meet its future liquidity requirements. Such transactions may occur in the open market, privately negotiated transactions, or otherwise, and the amounts involved may be material.

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

	Fiscal Years
(in thousands)	2007 (remaining 3 months)	2008	2009	2010	2011	Thereafter	Total

Revolving line of credit(a)	$ 125	$ 500	$ 500	$ 500	$ 125	$ --	$ 1,750
2.25% convertible senior notes(b)(f)	151,688	3,375	3,375	3,375	3,375	43,875	209,063
Letters of credit outstanding(c)	--	342	--	--	--	--	342
Operating lease obligations(d)	6,143	22,187	17,902	13,603	9,663	15,183	84,681
Capital lease obligations(b)	185	654	329	--	--	--	1,168
Employment Agreements	--	99	294	--	--	--	393
Purchase commitments(e), (g)	4,745	12,784	1,505	753	--	--	19,787
Outstanding purchase price(h)	1,790	--	--	--	--	--	1,790
Total	$164,676	$39,941	$23,905	$18,231	$13,163	$59,058	$318,974

(a)

The Company did not have any outstanding borrowings under the revolving line of credit at December 29, 2006. Management expects that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations. Therefore, the amounts included in the table above represent unused line fees. Actual interest expense may differ due to changes in the level of borrowings.

(b)	Amounts include interest expense.
(c)	The Company typically issues letters of credit with expirations of less than one year.
(d)

Amounts represent contractual obligations for operating leases of the Company as of December 29, 2006. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(e)

If the Physician Business or the Elder Care Business were to terminate a contract with a private label vendor for any reason, the Company may be required to purchase the remaining inventory of private label products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of December 29, 2006, the Company has not terminated any contracts with a private label vendor that required the Company to purchase the vendor’s remaining private label inventory.

(f)

During the three months ended December 29,2006, the Contingent Conversion Trigger of the Company’s 2.25% convertible notes was met. As a result, the notes are convertible during the period January 1, 2007 to March 30, 2007 and have been reclassified to Current Portion of Long-Term Debt at December 29, 2006. The ability of note holders to convert is assessed on a quarterly basis and the ability to convert subsequent to March 30, 2007 is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. Due to this conversion feature, which may return the notes to their long-term status, the interest payments due in fiscal years 2008 and thereafter remain in the future minimum obligations table.

(g)

During February 2006, the Company entered into agreements with different suppliers to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $12.8 million at December 29, 2006 and are based on management’s estimate of current pricing.

(h)

Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement. Approximately $0.4 million of this additional consideration to be paid is not accrued in the accompanying balance sheet as of December 29, 2006 as amounts represent earn-out payments to be paid to the sellers of CSSI.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed on May 26, 2006 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following reflects material changes to such disclosures during the nine months ended December 29, 2006.

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

As part of the Company’s periodic review of the carrying amount of inventory during the three months ended December 29, 2006, management determined that a write-down of $7,058 was required on excess influenza vaccine inventory resulting from the cancellation of customer orders in the third quarter due to an oversupply of the product in the market, and, to date, a mild influenza season. In addition to these factors, management based its decision on the likelihood of locating alternate markets for the product and the viability of the product based on its limited life span. As a result of the valuation allowance, cost of goods sold were increased by $7,058 during the three and nine months ended December 29, 2006, or $4,383 net of tax.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the nine months ended December 29, 2006, the Company repurchased approximately 1.4 million shares of common stock under this program at an average price of $19.92 per common share for approximately $27.4 million.

On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by approving the repurchase of an additional 5%, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. At December 29, 2006, approximately 4.3 million shares were available to repurchase under this program.

The following table summarizes the Company’s repurchase activity during the three months ended December 29, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

September 30-October 29	189,300	$ 19.40	189,300	1,415,862
October 30-November 29	255,135	$ 20.61	255,135	1,160,727
November 30-December 29	303,852	$ 20.59	303,852	4,249,901
Total third quarter	748,287	$ 20.30	748,287	4,249,901

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 7, 2007.

PSS WORLD MEDICAL, INC.
By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)