Form 10-K
period 2007-03-30
PSS WORLD MEDICAL INC
filed 2007-05-25
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23832

PSS WORLD MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-2280364
(State of incorporation)	(I.R.S. Employer Identification No.)

4345 Southpoint Boulevard Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (904) 332-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price as reported on the NASDAQ, as of September 29, 2006 was approximately $1,294,068,222.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at May 23, 2007, was 67,196,884.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after March 30, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

Management’s belief that the conversion of the customer order entry channels (electronic data interface, GSOnline, and JD Edwards systems order entry) for the Elder Care Business into a single enterprise-wide solution will be completed during fiscal year 2008;

•

Management’s belief that the enhancements to the i2 SCM and JD Edwards systems (“JDE”) will enable the Company to improve fill rates and increase inventory turnover for globally-sourced products to support rapid expansion of the global product sourcing initiative;

•

Management’s intent to further enhance the Company’s information systems by leveraging additional EDI transactions sets and enhancing demand forecasting capabilities to increase operating inventory turnover and decrease administrative expenses;

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

•

Management’s belief that a failure of a manufacturer to comply with the requirements of the Food and Drug Administration, the Drug Enforcement Administration and other Federal, state and local authorities, or changes in such requirements, could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products that may result in a material adverse impact on the Company’s business;

•

Management’s belief that changes in the extensive regulations, or in their interpretation or enforcement, applicable to the Company’s customers, could adversely impact the Company’s business in ways which are difficult for the Company to predict;

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

•

Management’s belief that the global sourcing initiative is expected to improve its cost competitiveness and increase its gross margins on certain products and will continue to increase income from operations during fiscal year 2008;

•	Management’s belief that fluctuations in fuel costs may negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods;

•

Management’s belief that Southern Anesthesia & Surgical, Inc.’s expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ product offerings, accelerates the penetration into the pharmaceutical market segment, and will continue to increase the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market;

•

Management’s belief that nursing home divestitures within the Elder Care Business may continue to negatively impact net sales in future periods as large, national chain customers may continue to divest facilities including those located in states with high malpractice claims, insurance costs, and litigation exposure;

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

•	Management’s belief that gross margin may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

•	Management’s expectation that the remaining state net operating loss carryforwards will be utilized prior to their expiration date;

•	Management’s expectation to continue to make strategic business acquisitions in order to increase revenues and market share;

•

Management’s expectation that cash flows from operations during fiscal year 2008 will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations;

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

•

Management’s expectation that the industry oversupply of influenza vaccines will continue into next year, and its intention not to participate in the influenza vaccine market during its fiscal year 2008;

•

Management’s belief that the Company may in future periods negotiate settlement of payments to manufacturers in the local currency of the country providing a product which would then subject the Company to foreign currency risk; and

•	Management’s belief that the deferred tax assets as of March 30, 2007 will be realizable to offset the projected future taxable income.

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

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 41 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base throughout the United States.

PSSI is a market leading company in the two alternate-site segments it serves as a result of value-added, solutions -based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has historically made strategic acquisitions to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home health care and office-administered pharmaceutical segments of the United States (“U.S.”) healthcare industry exceeds $45 billion. These market segments consist of medical products, medical equipment, and pharmaceutical products, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home health care providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, and veterinarians. The Company’s business strategy focuses on the estimated $26.5 billion sub-segment of this market that includes the distribution of medical products, medical equipment, and office-administered pharmaceutical products to physician offices, long-term care and assisted living facilities, home health care and hospice providers, and equipment dealers.

The medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the introduction of new medical technology, and new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to benefit from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home. The January 2000 U.S. Bureau of the Census estimated the U.S. elderly population will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population in the greatest need of long-term and elder care services and this segment is projected to more than triple to over 14 million by the year 2040. The segment of the population age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to grow in part to the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physician offices. Furthermore, as cosmetic surgery and elective procedure markets continue to expand, physicians are increasingly performing these procedures in their offices. Current estimated growth rates for the physician and elder care markets are approximately 4.0 - 6.0% and 3.0 - 5.0%, respectively. The nursing home, home health care and hospice segments of the elder care market are growing at estimated rates ranging from (1%) - 1%, 3% - 7% and 11% - 12%, respectively. As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States.

The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a significant portion of medical care costs in the United States. In recent years, federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, physicians, home health care and other healthcare providers have affected spending budgets in certain markets within the medical products industry. In addition to these changes, the nursing home and home health care industries have been impacted by shifts in operations and business strategies, facility divestitures of elder care providers, migration of patient care to private homes as well as overall general economic conditions over the last few years.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment and reagent revenues, and number of products distributed under exclusive arrangements. The Physician Business has approximately 740 sales professionals. On September 30, 2005, to expand its product offering, the Physician Business acquired Southern Anesthesia & Surgical, Inc. (“SAS”). SAS is a leading distributor of pharmaceutical products, including controlled and non-controlled drugs, and supplies to specialty physician offices and other alternate site healthcare providers.

Customers

The Physician Business primarily distributes products to office-based physicians who specialize in internal medicine, family practice, primary care, pediatrics, OB/GYN, and general practice. SAS distributes products to specialty physician offices and other alternate site healthcare providers who specialize in oral maxillofacial surgery, plastic surgery, anesthesiology, general dentistry and periodontics. The Physician Business’ target market consists of approximately 600,000 physicians practicing at over 240,000 sites in the United States.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships.

Distribution Infrastructure

At March 30, 2007, the Physician Business operates a distribution network consisting of 29 full-service distribution centers, 29 break-freight locations, and 4 redistribution facilities to serve customers throughout the United States. The operations of a full-service distribution center include sales support and certain administrative functions, such as customer billing, collections, cash application, and customer service, as well as general warehousing functions, inventory management, and product delivery. The procurement of inventory is centralized at the Company’s headquarters in Jacksonville, Florida. Full-service distribution centers receive inventory directly from manufacturers and distribute product to customers and break-freight locations on a daily basis via the Company’s fleet of leased delivery vehicles or third party transportation providers. Break-freight locations receive processed customer orders from full-service distribution centers and distribute orders directly to customers on a daily basis. The distribution network is complemented by myPSS.com, a customer Internet ordering portal, and Instant Customer Order Network (“ICON”), a laptop-based sales force automation tool which enables the Physician Business to extend customer-specific services with local market product and pricing flexibility.

Products

The Physician Business distributes over 84,000 products consisting of medical-surgical disposable supplies, pharmaceuticals, diagnostic equipment, and non-diagnostic equipment.

Medical-Surgical Disposable Supplies.  This product category includes a broad range of medical supplies, including paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, examination gloves, orthopedic soft goods, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits. The Physician Business offers a broad array of branded products sourced from various medical product manufacturers as well as its own brand. During fiscal year 2006, the Physician Business re-branded its own product line from PSS Select to Select Medical Products™ in connection with the Company’s focus on sourcing through global channels to drive enhanced customer satisfaction and profitability.

Pharmaceutical Products.  This product category includes various vaccines, injectables, inhalants, topicals, opthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics, which are used or administered in the physician’s office. As a result of the acquisition of SAS on September 30, 2005, this product category also includes controlled pharmaceutical products. Controlled pharmaceutical products include injectable anesthesia agents, narcotics, and pain management drugs.

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

Healthcare IT.  This product category includes various information technology products and services designed to improve the accuracy, efficiency, and effectiveness of customer business practices.

Competition

The Physician Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of manufacturers, distributors, and suppliers. Competitors of the Physician Business are large, multinational, full-line distributors, many smaller regional and local distributors, and manufacturers who sell directly to customers.

THE ELDER CARE BUSINESS

The Elder Care Business, or Gulf South Medical Supply, Inc., is a national distributor of medical supplies and related products to the long-term and elder care industry in the United States. The Elder Care Business also provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. The Elder Care Business primarily serves the nursing home and home health care industries as well as the assisted living market segment. The nursing home industry refers to customers that operate skilled nursing facilities. The home health care industry refers to providers (companies, agencies, and care givers) of medical services, medical supplies, and equipment to patients in a home or residential setting. The Elder Care Business has approximately 120 sales professionals.

Customers

The Elder Care Business distributes to independent, regional, and national nursing home facilities, home health agencies, assisted living centers, hospices, and home medical equipment dealers. The Elder Care Business has a number of large, national chain customers, which have experienced significant financial pressure since the advent of the Prospective Payment System in 1998. Approximately 16%, 19%, and 21%, of the Elder Care Business’ net sales for fiscal years 2007, 2006, and 2005, respectively, represent sales to its largest five customers.

Distribution Infrastructure

At March 30, 2007, the Elder Care Business operates a distribution network consisting of 12 full-service distribution centers, 5 break-freight locations, 5 ancillary service centers, and 3 redistribution centers, which serve customers throughout the United States. The operations of a full-service distribution center include general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Accounts receivable collections, cash application, customer billing, and procurement of inventory are centralized in the Company’s corporate headquarters in Jacksonville, Florida, while customer order processing, customer service, and sales support are centralized in Jackson, Mississippi. Full-service distribution centers receive inventory directly from manufacturers and distribute product to customers and break-freight locations. Break-freight locations receive processed customer orders from full-service distribution centers and distribute orders directly to customers on a daily basis. Product is delivered using either the Company’s fleet of leased delivery vehicles or third party common carriers. Coupled with a team of sales professionals and GSOnline, an automated customer Internet platform, the Elder Care Business provides service to customers ranging from independent nursing homes to providers of home health agencies and hospice, sub-acute, rehabilitation, and transitional care.

Products

The Elder Care Business distributes over 26,000 medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, home medical equipment, and other supplies required by the long-term care patient. The Elder Care Business offers a broad array of branded products from various manufacturers as well as its own private-label product line. During fiscal year 2006, the Elder Care Business re-branded its private label product line from GS Select to Select Medical Products™.

Services

The Elder Care Business provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis.

Competition

The Elder Care Business operates in a highly competitive industry where products sold and certain services rendered are readily available to customers from a number of manufacturers, distributors, and suppliers. Competitors of the Elder Care Business are large, national, or multinational distributors, many smaller national, regional, and local distributors, and manufacturers who sell directly to customers.

CORPORATE SHARED SERVICES

Corporate Shared Services is a concentration of Company resources performing functions across the organization with a common goal of providing standardized service levels at an efficient operating cost. Corporate Shared Services includes: accounting and finance; information technology development, infrastructure, and support; operations management; regulatory compliance; human resources, training, and payroll administration; and procurement of inventory and non-inventory products and services. Corporate Shared Services allocates direct and variable costs to the two operating segments for shared departmental operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow.

SUPPLIER RELATIONSHIPS

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

Supplier relationships are an integral part of the Company’s businesses. Sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are important strategies in developing and enhancing vendor relationships. The Company seeks to increase profitability by purchasing certain medical supplies, pharmaceutical products, and equipment at the lowest available price through volume discounts, rebates, product line consolidation, and under contracts whose terms are negotiated by the supplier management group.

GLOBAL PRODUCT SOURCING

The Company’s global product sourcing capabilities include monitoring quality assurance and controls, and aligning product availability with customer needs. The Company’s global sourcing team consists of several fully dedicated functional experts in areas such as global sourcing, logistics, supply chain design and management, supplier relations, product management, quality assurance and quality controls.

During fiscal year 2007, the Company expanded its private-label product offering, which carries the brand-name Select Medical Products™. Several major milestones reached during fiscal year 2007 included, (i) expansion of the Company’s global sourcing resources in Asia, (ii) doubling the capacity of the redistribution infrastructure in the United States and (iii) design and implementation of a security assessment program for our global manufacturers in compliance with the U.S. Customs Trade Partners Against Terrorism Act. At March 30, 2007, the Company had approximately $22.7 million of globally-sourced product inventory, which represented approximately 600 SKUs and 80 product categories. These products were sourced from manufacturers throughout China, Thailand, Malaysia, India, Sweden, Cambodia, and the Philippines.

INFORMATION SYSTEMS

Secure Datacenter

On February 9, 2007, the Company successfully moved its Production IT Systems to a new secure and private datacenter without interruption of its distribution services. The new datacenter, which is located in a leased multi-tenant facility on 23 acres of secured grounds, is a hardened state-of-the-art facility representing the highest survivability and security standard available. The Company expects this move to enhance the security of the Company’s data and disaster recovery capabilities.

Core Enterprise Resource Planning Applications—JD Edwards XE®

The Physician and Elder Care Businesses operate the JD Edwards XE® platform (“JDE”) at all distribution centers. During fiscal year 2006, the Elder Care Business successfully completed the implementation of the JDE general ledger, accounts receivable, accounts payable, and advanced warehouse distribution modules at all of its distribution centers. The Company is currently converting all customer order entry channels (electronic data interface, GSOnline, and JDE order entry) for the Elder Care Business into a single enterprise-wide solution. Management anticipates the conversion of these order entry channels will be completed during fiscal year 2008.

Supply Chain Management—i2 Demand Planner, Replenishment Planner, Demand Fulfillment

I2 Supply Chain Management (“SCM”) enables the Company to strategize, plan, and execute its inventory management, and service business processes across multiple locations to increase customer satisfaction and profitability. The implementation of i2 SCM has enabled the Company to reduce operating inventory stocking levels, improve fill rates, increase operating inventory turnover, and increase cash flow from operations.

During fiscal year 2007, the Company developed and implemented enhancements to the i2 SCM and JD Edwards systems to support rapid expansion of the global product sourcing initiative. These enhancements provided greater visibility and control over the longer, more variable lead times typical of products sourced directly from overseas suppliers, and improved control of the distribution of globally-sourced product from the Company’s redistribution centers to full-service distribution centers. Management believes these enhancements enable the Company to improve customer fill rates and increase inventory turnover for globally-sourced products.

During fiscal year 2008, the Company will further enhance these systems by leveraging additional EDI transactions sets and enhancing demand-forecasting capabilities to increase operating inventory turnover and decrease administrative expenses.

Customer/Sales Force Automation Systems

The objective of the Company’s Customer Relationship Management (“CRM”) systems is to create a seamless and effortless connection between customers, the Company’s distribution services, and vendor resources. The Physician Business and the Elder Care Business develop and provide sales representatives and customers with the latest technology in CRM solutions.

The Physician Business recently began the roll-out of a handheld inventory management device, known as “SmartScan”, that allows customers to order product electronically and effectively manage their product inventory. The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries customer buying history and accounts receivable detail, reflects on-hand inventory quantities for the local distribution center, and transmits orders over a secure wireless network. The Physician Business’ internet portal, myPSS.com, provides its customers with sales history, accounts receivable detail, available inventory and supports a number of ordering methods. Approximately 79% of customer orders in the Physician Business are electronic orders received via ICON or myPSS.com.

The Elder Care Business’ CRM systems include RepNet, GSOnline, AccuSCAN, FAST, and Budget Manager. The Elder Care Business has been successful in providing these tools to its sales force and its customer base. As a result, the Elder Care Business is an industry leader in eCommerce transactions. Approximately 79% of customer orders in the Elder Care Business are electronic orders.

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

The Company’s costs associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Many federal and state laws applicable to the Company are broadly worded and have not been interpreted by courts. They may be interpreted or applied by governmental authorities in a manner that differs from the Company’s interpretation, which could require the Company to make changes in its operating procedures. It is the Company’s intent and policy to comply completely with the intent of these regulations. Allegations by a state or the federal government that the Company has not complied with these laws could have a material adverse impact on the Company. If it is determined that the Company has not complied with these laws, or if the Company enters into settlement agreements to resolve allegations of non-compliance, the Company could be required to make settlement payments, quarantine or destroy inventory, or be subject to civil and criminal penalties, including fines and the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Any of the foregoing could have a material negative impact on the Company. The Company believes that the healthcare services industry will continue to be subject to extensive regulation at the federal, state, and local levels. The Company believes it has had, and will continue to have, adequate compliance programs and controls to ensure compliance with the laws and regulations.

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

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL (and Design), PSS, PSS ADVANTAGE CLUB THE ADVANTAGE IS SAVING YOU MONEY (and Design), ANSWERS (and Design), SMARTSCAN, SRX (and Design), PHYSICIAN SELECT, and NIGHTINGALE, among others, and has applied to register the marks SOUTHERN ANESTHESIA & SURGICAL, INC. (and Design), ADVANCE PLUS + SOUTHERN ANESTHESIA & SURGICAL, Inc. (and Design), GULF SOUTH MEDICAL SUPPLY (and Design), and SELECT MEDICAL PRODUCTS (and Design), among others. The Company believes that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company.

EMPLOYEES

As of March 30, 2007, the Company employed 3,304 full-time and 45 part-time employees. The Company believes that ongoing employee training is critical to its success and, accordingly, invests significant resources in recruiting, training, and continuing professional development. In support of the Company’s mission statement and commitment of being the employer of choice, the Company offers both online and instructor-led training. The Company’s Online Source for Career Advancement and Retention (“OSCAR”) is an innovative, Internet-based, enterprise-wide learning management system that is designed to provide a comprehensive learning environment and in-depth training for every employee At March 30, 2007, there were approximately 100 online classes available to employees and since its inception in 2001, employees have completed over 88,800 classes online. The Company conducted 33 classes and trained over 700 employees in instructor-led classroom sessions during fiscal year 2007. As of March 30, 2007 the Company had developed and implemented a fully operational intranet, TheInsider.com, designed to provide all employees a secure, single location to find clear, concise, accurate, and timely news and company resources including, but not limited to, sales and marketing, human resources, operations, and compliance. Management believes that relations with employees are good and the Company’s long-term success depends on good relations with its employees, including its sales professionals.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Any documents that have been filed with the SEC may be read or copied, at prescribed rates contingent upon a written request, at its Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These documents are also filed with the SEC electronically and are accessible on the SEC’s Internet website found at www.sec.gov. Copies of materials filed with the SEC may also be obtained free of charge from the Company’s Internet website found at www.pssworldmedical.com as soon as reasonably practicable after such material is electronically file with or furnished to the SEC.

The Company also provides public access to its Code of Ethics, Audit Committee Charter and the Corporate Governance Committee Charter. The Code of Ethics and Audit Committee Charter may be viewed free of charge on the Company’s web site www.pssworldmedical.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer, or principal accounting officer) on its web site. The Corporate Governance Committee Charter may be obtained by writing to: PSS World Medical, Inc., Investor Relations, 4345 Southpoint Blvd., Jacksonville, Florida 32216.

ITEM 1A.	RISK FACTORS

The Company’s continued success depends on management’s ability to identify, prioritize and appropriately manage a wide range of enterprise risk exposures. Readers should carefully consider each of the following risks and additional information set forth in this Annual Report on Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release web casts, investor conference presentations, or press releases. The risks and uncertainties described herein may not be the only ones facing the Company and are not organized in order of priority. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks and uncertainties develops into actual events, it could materially affect the Company’s business, financial condition or results of operations, cause the trading price of the Company’s common stock to decline materially, or cause actual results to differ materially from those expected.

The Company’s business is dependent on sophisticated data processing systems that are critical to the business operations.

The Company is highly reliant on its information systems due to having centralized certain customer support, operating, and administrative processes. The success of the Company’s business relies on the ability to obtain, process, analyze, maintain, and manage data. Management relies on the capability, accuracy, timeliness, and stability of its data processing systems to:

•	receive and ship customer orders;
•	manage customer billings and collections;
•	provide point-of-sale product cost information, net of rebates;
•	track and report third-party ancillary billing services;
•	provide product reporting, such as product sales by vendor and vendor incentives earned;
•	manage centralized inventory procurement and management processes;
•	track and report regulatory compliance related to certain drugs and devices;
•	provide sophisticated manufacturer rebate tracking, compliance, verification, and correction;
•	ensure payments to suppliers are made in accordance with negotiated terms;
•	ensure certain key automated internal controls are operating;
•	report financial statements and related information on a quarterly basis to the public;
•	integrate acquisitions; and
•	process employee compensation and provide record keeping.

The Company’s business, financial condition, and results of operations may be materially adversely affected if, among other things:

•	data errors are created by the system and remain undetected;
•	data processing capabilities are interrupted or fail to operate for any extended length of time;
•	data services are not kept current;
•	the data processing system becomes unable to support growth of the business;
•	data is lost or unable to be restored or processed;
•	data security is breached;
•	product maintenance and upgrades to the enterprise resource planning (“ERP”) system, without reasonable notification, are no longer provided, by suppliers; or
•	a revision is made to the estimated useful lives for certain computer software.

Numerous factors, many of which cannot be controlled by the Company, may cause the Company’s net sales and results of operations to fluctuate quarterly, which may adversely affect the market price of the Company’s common stock.

The Company’s net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for the products and services offered by the Company;
•	introduction of new products and services offered by the Company and its competitors;
•	seasonal vaccine sales;
•	retention of sales representatives and other key employees;
•	acquisitions, disposals, or investments by the Company;
•	changes in manufacturers’ pricing policies and/or contract terms;
•	changes in manufacturers’ distribution strategies;
•	changes in the level of operating expenses;
•	changes in estimates used by management;
•	changes in the Company’s business strategies, or those of its competitors;
•	product supply shortages;
•	product recalls by manufacturers;
•	inventory valuation adjustments;
•	changes in product mix;
•	general economic conditions;
•	fuel costs and third party shipping rates;
•	inclement weather;
•	changes in accounting principles;
•	disruptions resulting from implementing strategic business plans;
•	disruptions resulting from implementing ERP systems;
•	the number of selling days in a period; and
•	changes by the government, including changes in reimbursement rates and regulatory requirements related to the distribution of pharmaceutical products.

Accordingly, management believes that period-to-period comparisons of the results of operations should not be relied upon as an indication of future performance because these factors may cause the Company’s results of operations to be below analysts’ and investors’ expectations in certain future periods. This could materially and adversely affect the trading price of the Company’s common stock.

The Company’s ability to carry out its global sourcing strategy may affect the Company’s overall profitability.

The Company is focused on expanding its globally sourced product offering, which is marketed under the brand name Select Medical Products™ (“Select™”). The Company’s global sourcing strategy revolves around sustaining global sourcing channels to drive enhanced customer satisfaction and profitability. To attain its strategic objectives, the Company has focused on achieving certain milestones, which include:

•	expanding the Select™ product offering
•	strengthening the global sourcing infrastructure
•	improving product sourcing processes and sourcing partner coordination
•	ensuring the quality of Select™ brand products
•	supporting increases in volume of globally sourced products
•	effective marketing and promotion of Select™ brand products

Additionally, the Company faces the following risks related to its global souring initiatives:

•	political unrest in certain regions
•	intermittent energy supply interruptions with global manufacturers
•	changes in foreign currency exchange rates
•	shipping disruptions due to transportation delays

•	fluctuations in the cost of commodities
•	increase in regulation of exports due to increasing trade deficit
•	natural disasters in certain regions
•	regional tensions that adversely affect the development of ongoing pre-trade agreements
•	intellectual property violation claims

The Company’s failure or inability to execute any of its strategic global sourcing initiatives could adversely impact the Company’s future profitability.

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

The Company has developed disaster recovery plans, which include the use of third party back-up facilities for information system infrastructure. In addition, the Company maintains business interruption insurance for instances of catastrophic loss. There is a risk the Company may fail to execute its disaster recovery plans and incur losses that exceed insurance policy limits or are excluded from policy provisions. Furthermore, the Company may have difficulty obtaining business interruption insurance in the future or similar types of coverage may not be available in the markets in which it operates. The Company’s failure to execute or the inability to execute any of its disaster recovery plans and inability to obtain adequate insurance coverage could materially adversely impact the Company’s business and results of operations.

The Company may face increasing, competitive pricing pressures on its sales to large national and regional accounts and consolidated provider groups.

Sales to large, national and regional accounts and consolidated provider groups, especially in the long-term care market, represent a significant portion of the Company’s revenue base. Competitive pricing pressures may increase due to:

•	change in ownership of the large chains;
•	additional negotiating leverage of large, regional and national chains;
•	supplier agreements containing volume discounts;
•	service specifications;
•	financial health of customers;
•	activity of competitors; and
•	activity of GPOs.

The Company’s business strategy may not mitigate the effect of pricing pressures, which could adversely impact the Company’s net sales, gross margins, and results of operations.

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

Insurance rates for customers of the Elder Care and Physician Businesses have greatly increased. If meaningful reform legislation is not adopted or adopted legislation is not effective in reducing these rates, many of the Company’s customers may be adversely affected which, in turn, could affect their profitability. As a result, customer financial viability may adversely impact the Company’s financial condition, net sales, results of operations, and cash flows from operations.

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

Hospitals and GPOs may offer free goods or service, such as hardware and software, to physician offices in order to entice the physicians to conduct business with them. As a result, physicians may gain direct access to hospital contracts and pricing and may have the hospitals perform the purchasing function directly. This may threaten the Company’s ability to compete effectively, which would in turn negatively impact the Company’s results of operations.

The ability to maintain good relations with suppliers may affect the Company’s overall profitability.

Currently, the Company relies on suppliers to provide, among other things:

•	field sales representatives’ technical and selling support;
•	acceptable purchasing, pricing, and delivery terms;
•	sales performance incentives;
•	vendor rebates for inventory purchases or sales volume
•	vendor incentives
•	financial support of sales and marketing programs;
•	promotional materials; and
•	product availability.

There can be no assurance that the Company will be successful in maintaining good relations with its suppliers. The Company’s global sourcing strategy may threaten or endanger relations with certain suppliers. Additionally, there can be no assurance that the Company will meet forecasted inventory purchases, sales volume, or other criteria required to obtain vendor rebates.

The Company relies on significant distribution agreements and other purchasing arrangements with suppliers, and the expiration or termination of any distribution agreement or other purchasing arrangement may reduce the Company’s net sales and results of operations.

The Company has distribution agreements and other purchasing arrangements with over 2,000 suppliers. The Company relies on these suppliers to manufacture and/or supply products for and to the Company for resale to the Company’s customers. If any distribution agreement or other purchasing arrangement between the Company and a supplier expires or is terminated, or if the Company and any supplier otherwise cease conducting business with each other, then the Company’s net sales and results of operations may be materially adversely affected.

The Company must hire and retain qualified sales representatives to continue its sales growth.

The Company’s ability to retain existing customers and attract new customers is dependent upon hiring new sales representatives, retaining existing sales representatives, and offering competitive compensation to sales representatives. Customer relationships are at risk if a sales representative ceases employment with the Company. This is particularly a risk where the representative seeks employment with a competitor. The Company has increased the use of employment agreements containing restrictive covenants, which protect the Company’s legitimate business interests. However, these agreements have not been obtained from all sales representatives. In addition, the terms of these agreements, in certain states, may not be enforceable. The inability to adequately hire or retain sales representatives could limit the Company’s ability to expand its business and increase sales.

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

The Company seeks to increase revenues and operating income by:

•	expanding product offerings;
•	expanding sales support services;
•	expanding sales force for home health care customers;
•	expanding sales force productivity;
•	developing innovative marketing and distribution programs;
•	maintaining and expanding vendor incentive programs;
•	expanding e-commerce initiatives and development;
•	leveraging its infrastructure and information systems;
•	improving distribution capability and efficiency through systems development and implementation;
•	improving supply chain efficiency through centralization and systems implementation; and
•	improving operating margins through the global product sourcing initiative.

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

The Company’s operating costs are affected by increases or fluctuations in the cost of gasoline and diesel fuel. Products are delivered to customers either by the Company-leased delivery fleet or a third party, common carrier. The Physician and Elder Care Businesses currently operate a delivery fleet of over 500 vehicles and management considers the deployment of this fleet to be one of the Company’s competitive advantages. Significant increases in the cost of fuel have impacted the Company’s cost to deliver product to customers and the operating costs of common carriers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. In addition, significant increases in the cost of fuel may increase the landed cost of product obtained from suppliers due to increased inbound freight costs as well as increased shipping costs for globally sourced product. Similarly, strikes or other service interruptions by third party, common carriers may cause an increase in the Company’s operating expenses and adversely affect the Company’s ability to deliver products on a timely basis.

Management anticipates that fluctuations in fuel costs may negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods. While the fuel surcharge implemented during fiscal year 2006 may offset a portion of this negative impact, the Company’s operating costs may be negatively affected.

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

The Company maintains an asset-based revolving line of credit (“LOC”), which permits maximum borrowings of up to $200 million. The maximum borrowings may be increased to $250 million at the Company’s discretion. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Any deterioration in the realizability of these assets could reduce the availability of borrowings under the LOC. At March 30, 2007, there were no outstanding borrowings under the LOC and the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to an additional $199.6 million.

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

The Company faces litigation and liability exposure for product liability claims, as well as other existing and potential legal claims against the Company.

The Company is primarily a distributor of medical products, equipment, and pharmaceutical related products. As a result, there is a risk that injury or other liability arising from the use or transportation of the products may occur and result in litigation against the Company. Accordingly, the Company maintains various insurance policies, including product liability insurance, to cover such exposure at amounts that management considers adequate. In many cases, the manufacturer of the product for any product liability claims may indemnify the Company. However, there can be no assurance that the coverage maintained by the Company under various insurance policies is sufficient to cover future claims or are available in adequate amounts at a reasonable cost. In addition, there can be no assurance that the indemnification agreements provided by manufacturers will adequately protect the Company; particularly the enforceability of indemnification provisions provided by overseas suppliers for globally-sourced products. A successful claim brought against the Company in excess of available insurance or indemnification agreements, or any claim that results in significant adverse publicity against the Company, could harm the Company’s business, reputation, and results of operations.

In addition to product liability claims, the Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Note 16, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company faces risk that proprietary rights may infringe on the rights of third parties.

The Company believes that its private-label products and other intellectual property do not infringe upon the proprietary rights of third parties. However, from time-to-time, third parties may assert infringement claims against the Company. If the Company was found to be infringing on other’s rights, the Company may be required to pay substantial damage awards, obtain a license, or cease selling the products that contain the infringing property. Such actions may be significant and result in material losses to the Company.

The Company’s protections on intellectual property may not be adequate

The Company relies on a combination of patent, copyright and trademark laws, nondisclosure and other contractual provisions to protect a number of its products, services, and intangible assets. These proprietary rights are important to the Company’s ongoing operations. There can be no assurance that these protections will provide meaningful protection against competitive products or services or otherwise be commercially valuable or that the Company will be successful in obtaining additional intellectual property or enforcing its intellectual property rights against unauthorized users.

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

The Company’s operations, marketing activities, and pricing are subject to review by federal or state agencies.

The health care industry is highly regulated and the Company is subject to various federal, state, and local laws and regulations, which include the operating and security standards of the Drug Enforcement Agency (“DEA”), the FDA, various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (“HHS”), the Occupational Safety and Health Administration (“OSHA”), CMS, various State Attorneys General, State Medicaid fraud units, and other comparable agencies. The Company’s global product sourcing initiatives have increased the Company’s exposure to these regulatory agencies. Certain of the Company’s distribution service centers may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, HHS, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing, and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations. Florida’s Division of Medical Quality Assurance is currently conducting a review of the Company’s Florida operations for compliance with guidelines for the receipt, storage, and distribution of products covered by recent Florida drug pedigree legislation. There can be no assurance that the Company will be able to maintain or renew existing permits and licenses or obtain, without significant delay, future permits and licenses needed for the operation of the Company’s businesses.

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

Although the Company attempts to comply with law and regulations applicable to the marketing and sale of medical products and supplies, such standards are rapidly developing and often subject to multiple interpretations. Failure to comply with such laws and regulations could have a material adverse effect on the Company, including criminal and civil penalties, administrative sanctions, quarantine and destruction of inventory, fines, and other adverse actions, including but not limited to exclusion from participation in Medicare, Medicaid, and other Federal and state health care programs. Furthermore, the circumvention or disregard by Company employees of Federal and state regulations pertaining to filing claims for health care reimbursement by employees or customers could subject the Company to risk.

The distribution of controlled pharmaceutical products by the Physician Business is subject to review by federal agencies. As such, an increase in regulation may increase the Physician Business’ operating costs and reduce profitability.

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

In 1999, the Food and Drug Administration (“FDA”) promulgated rules designed to protect American consumers from counterfeit drugs, but delayed the effective date of enforcement. In June 2006, the FDA announced that they intended to enforce the 1999 legislation beginning December 1, 2006, with no further delays in the effective date. In recent years, some states have passed or have proposed similar laws and regulations that are intended to protect the integrity of the supply channel that affects the purchase, sale, and shipment of pharmaceutical products. For example, Florida and other states are implementing pedigree requirements that require wholesalers to provide healthcare providers access to paperwork tracing drugs back to the manufacturers. These and other requirements may increase the Company’s cost of operations and, if the Company’s processes implementing these new requirements are not sufficient, may result in the Company failing to comply with those requirements and could subject the Company to substantial fines or penalties and other sanctions, including prohibiting the Company from purchasing, handling, and distributing such products. As noted above, the Company’s Florida operations are currently under review by state regulatory agencies for compliance with guidelines for the receipt, storage, and distribution of products covered by recently enacted drug pedigree legislation.

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

The Elder Care Business provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. As a result, the Company must comply with laws and regulations governed by the HIPPA, Medicare, Medicaid, other federal health care programs, managed care or third-party payer regarding billing, coding, claim submission, and coverage. Failure to comply with HIPPA, Medicare, Medicaid, other federal programs, managed care or third party payer reimbursement, or financial reporting regulations, or otherwise committing healthcare fraud, may subject the Company to adverse actions by its clients, the government, or private payers. These adverse actions may result in delays or lost reimbursement, recoupment of amounts previously paid, and could subject the Company to substantial fines or penalties, and other sanctions, including exclusion from participation in any federal health care program. The government is actively involved in investigation of allegations of health care fraud. In addition, the Federal False Claims Act creates a financial incentive for private individuals, called whistleblowers, to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. An adverse determination regarding the Company’s compliance with Medicare, Medicaid, or other Federal health care program’s billing, coding, claim submission, and coverage requirements, brought by either the government or a private individual, could have a material effect on the Company’s financial position and results of operations.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2007 and that remain unresolved.

ITEM 2.	PROPERTIES

At March 30, 2007, PSS World Medical, Inc. maintained 41 full-service distribution centers, 34 break-freight locations, 5 ancillary service centers, and several redistribution facilities, which serve all 50 states throughout the United States. The Company leases all locations. The following tables identify the full-service distribution centers and break-freight locations for each operating segment.

Physician Business

Full-Service Distribution Center Locations
Charlotte, NC	Jacksonville, FL	Orlando, FL	Seattle, WA
Chicago, IL	Kennesaw, GA	Phoenix, AZ	St. Louis, MO
Columbia, SC	Lenexa, KS	Plymouth, MN	St. Petersburg, FL
Denver, CO	Los Angeles, CA	Pittsburgh, PA	Wareham, MA
Fairfield, NJ	Louisville, KY	Richmond, VA	West Sacramento, CA
Grand Prairie, TX	Lubbock, TX	Rochester, NY
Honolulu, HI	Memphis, TN	Salt Lake City, UT
Houston, TX	New Orleans, LA	San Antonio, TX

Break Freight Locations
Albany, NY	Chattanooga, TN	Little Rock, AR	San Diego, CA
Big Bend, WI	Farmingdale, NY	Nashville, TN	Tallahassee, FL
Blue Ash, OH	Fredricksburg, VA	Newark, CA	Tulsa, OK
Bethlehem, PA	Hanover, MD	Omaha, NE	Troy, MI
Baton Rough, LA	Indianapolis, IN	Pompano Beach, FL	Tyler, TX
Birmingham, AL	Knoxville, TN	Portland, OR
Chesapeake, VA	Lafayette, LA	Raleigh, NC
Cleveland, OH	Las Vegas, NV	Roanoke, VA

Redistribution Facilities
Austell, GA	Jacksonville, FL	Los Angeles, CA	Columbia, SC

Elder Care Business

Full-Service Distribution Center Locations
Austell, GA	Mesquite, TX	Ontario, CA	Ridgeland, MS
Gahanna, OH	Middletown, PA	Orlando, FL	Sacramento, CA
Londonderry, NH	Morrisville, NC	Omaha, NE	Windsor, WI

Break Freight Locations
Eau Claire, WI	Fresno, CA	Indianapolis, IN	San Antonio, TX
Fallbrook, CA

Redistribution Facilities
Austell, GA	Jacksonville, FL	Los Angeles, CA

Ancillary Service Centers
Birmingham, AL	Franklin, TN	Indianapolis, IN	Ridgeland, MS
Fallbrook, CA

In the aggregate, the Company’s service center locations consist of approximately 2.5 million square feet of leased space. The lease agreements have expiration dates ranging from April 2007 to September 2015 and facilities ranging in size from approximately 1,000 square feet to 168,500 square feet.

The Company’s corporate office complex consists of approximately 121,300 square feet of leased office space located at 4345 Southpoint Boulevard and 4190 Belfort Road, Jacksonville, Florida 32216. This lease expires in March 2014.

As of March 30, 2007, the Company’s facilities provided adequate space for the Company’s operations. Throughout the Company’s history of growth, the Company has been able to secure adequate facilities to meet its operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

In May 1998, the Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The lawsuit alleged that the defendants engaged in violations of Sections 14(a) and 20(a) of the Securities Exchange Act and SEC Rule 14a-9. The allegations referenced a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of approximately $16,500, of which approximately $12,700 was recovered through existing insurance policies. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005. The final fairness hearing was held on December 20, 2005. The Court entered the Final Judgment and Order of Dismissal with Prejudice on December 20, 2005. During the three months ended December 30, 2005, the Company made payments totaling approximately $3,800 to cover the uninsured losses and professional fees relating to this matter. As a result of these payments and the final fairness hearing, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company as of December 30, 2005. During fiscal year 2007, the Company obtained a favorable settlement under separate litigation relating to this lawsuit resulting in a net gain of $1.8 million.

The Company is a party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

No matters were submitted to a vote of shareholders during the three months ended March 30, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock are quoted on Nasdaq Stock Market, Inc.’s Global Select Market (“NASDAQ GS”) under the ticker symbol “PSSI.” The Nasdaq Stock Market (“NASDAQ”) became operational as a registered stock exchange on August 1, 2006. The Company’s common stock was quoted on NASDAQ before that time when it operated as an over the counter (“OTC”) market. The following table presents, for the periods indicated, the range of high and low sale prices per share of the Company’s common stock as reported on NASDAQ GS on or after August 1, 2006 and as quoted on the NASDAQ stock market before August 1, 2006.

Quarter Ended	High	Low

Fiscal Year Ended March 31, 2006:
July 1, 2005	$12.59	$10.76
September 30, 2005	$14.85	$12.13
December 30, 2005	$16.65	$11.92
March 31, 2006	$19.66	$14.74
Fiscal Year Ended March 30, 2007:
June 30, 2006	$19.54	$16.33
September 29, 2006	$20.87	$16.81
December 29, 2006	$21.60	$17.91
March 30, 2007	$21.75	$19.29

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

Holders of Common Stock

As of May 18, 2007, there were approximately 1,730 holders of record of the Company’s common stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming reinvestment of dividends, if any, on March 29, 2002, the last trading day before the beginning of the Company’s 2003 fiscal year through the end of fiscal year 2007 with the cumulative return on $100 invested for the same period in the Nasdaq Stock Market (U.S. Companies) Composite Index.

The graph also compares the cumulative stockholder return to the Company’s Peer Group Index, which includes the following companies: Amerisourcebergan Corporation, Baxter International, Inc., Cardinal Health, Inc., McKesson Corporation, Owens & Minor, Inc., Patterson Companies, Inc., Henry Schein, Inc., and Graham Field Health Products, Inc.

ASSUMES $100 INVESTED ON MARCH 29, 2002

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING MARCH 30, 2007

	March 29, 2002	March 28, 2003	April 2, 2004	April 1, 2005	March 31, 2006	March 30, 2007
PSS World Medical, Inc.	100.00	68.06	117.24	125.10	196.84	215.71
NASDAQ Composite	100.00	71.63	109.32	109.98	131.49	138.22
Peer Group	100.00	61.94	81.76	81.47	104.10	118.58

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by authorizing the repurchase of an additional 5%, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise.

During the year ended March 30, 2007, the Company repurchased approximately 2.1 million shares of common stock under this program at an average price of $20.17 per common share for approximately $42.9 million. At March 30, 2007, approximately 3.5 million shares were available to repurchase under this program.

The following table summarizes the Company’s repurchase activity during the three months ended March 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 30-January 29	—	$—	—	4,250,161
January 30-February 28	426	20.78	426	4,249,735
March 1-March 30	750,000	20.64	750,000	3,499,735

Total fourth quarter	750,426	$20.64	750,426	3,499,735

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

The selected financial data for fiscal years 2003 through 2007 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the restatement of the Imaging Business as discontinued operations. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,741,639	$1,619,417	$1,473,769	$1,349,917	$1,177,893
Income from continuing operations	50,481	44,257	39,384	28,703	8,814
Total loss from discontinued operations	—	—	(412)	(1,164)	(63,577)
Net income (loss)	$50,481	$44,257	$38,972	$27,539	$(54,763)

Earnings (loss) per share—Basic:
Income from continuing operations	$0.75	$0.67	$0.61	$0.43	$0.12
Total loss from discontinued operations	—	—	(0.01)	(0.02)	(0.91)

Net income (loss)	$0.75	$0.67	$0.60	$0.41	$(0.79)

Earnings (loss) per share—Diluted:
Income from continuing operations	$0.73	$0.66	$0.60	$0.42	$0.12
Total loss from discontinued operations	—	—	(0.01)	(0.02)	(0.90)

Net income (loss)	$0.73	$0.66	$0.59	$0.40	$(0.78)

Weighted average shares outstanding:
Basic	67,219	65,643	64,547	67,074	69,680
Diluted	69,325	66,887	65,607	67,990	70,374

Cash dividends declared per common share	—	—	—	—	—
Ratio of earnings to fixed charges(a)	5.1	4.6	3.7	4.2	1.6

Balance Sheet Data:
Working capital(b)	$304,542	$265,201	$228,583	$222,856	$91,591
Total assets	$774,975	$736,975	$646,358	$586,846	$471,863
Long-term liabilities	$211,882	$200,288	$180,310	$171,290	$18,607

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.
(b)	Assets and liabilities of discontinued operations for fiscal years 2004 and 2003 have been excluded from this calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, pharmaceutical related products, and healthcare information technology solutions to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home health care providers through 41 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base.

PSSI is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has historically acquired companies to broaden its reach and leverage its infrastructure and may continue to make acquisitions in the future.

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

The Physician Business utilizes the following programs to accomplish these objectives: Advantage Club, Rx Extreme, and Can-Do. The Physician Business also implemented “SmartScan”, a device that allows customers to order product electronically and effectively manage their product inventory. During fiscal year 2007, the physician business expanded its product offering to healthcare information technology solutions, which will play a major role in increasing practice cash flows and increasing practice efficiencies.

The Elder Care Business utilizes the following programs to accomplish these objectives: ANSWERS Housekeeping (“ANSWERS HK”), ANSWERS Plus, Partners in Efficiency (“P.I.E.”), Fast Accurate Supply Technology (“F.A.S.T”), and AccuSCAN.

Leverage sales and marketing through relationships, products, and services.  The Company believes its sales professionals, which consists of approximately 860 employees, and their customer relationships and knowledge are strategic competitive advantages. The Company trains its sales professionals to build unique relationships with customers and provide solutions though innovative marketing programs, exclusive products, and new product or technology offerings. The Company seeks to establish unique distribution and marketing arrangements for selected products from leading medical product and technology manufacturers.

Leverage investments in distribution infrastructure.  The Company has made a significant investment in its distribution infrastructure, information systems, process reengineering, and training over the past several years. In order to maximize profitability and build a competitive edge in the market place, the Company will continue to focus on improving operations and distribution processes. During fiscal year 2007, the Physician Business continued to leverage the distribution infrastructure investments and implemented various process improvements that have resulted in operating efficiencies and improved customer service levels.

During fiscal year 2006, the Elder Care Business completed the conversion of its Enterprise Resource Planning (“ERP”) system to the JD Edwards XE® platform (“JDE XE”). The conversion included implementing the advanced warehouse distribution module, which facilitated the management and tracking of customer orders and inventory. The Company is currently in the process of converting all customer order entry channels (electronic data interface, GSOnline, and JDE order entry) for the Elder Care Business into a single enterprise-wide solution. Management anticipates that the conversion of these order entry channels will be completed during fiscal year 2008 and will complete the enterprise implementation of JDE. During fiscal year 2007, the Elder Care Business leveraged the capabilities of the new ERP system and implemented various process improvements to maximize operating efficiencies and improve customer service levels and profitability.

Be the employer of choice within the industry.  The Company believes its management, sales force and employees are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training, and continuing professional development. The Company seeks to be the employer of choice in the markets it serves, in terms of benefits offered to employees, human resource competency training, and communications to employees regarding the Company’s strategy, and training programs.

Conduct business in a legal and ethical manner.  The Company believes each employee is responsible for personal integrity and the consequences of actions, and is expected to follow the highest standards of honesty, fairness and obedience to the law. No employee is to undertake any business activity that is, or gives the appearance of being, improper, illegal or immoral. Over the last several years, the Company has improved its compliance programs by strengthening and broadening health, safety, and regulatory education training programs for its employees.

EXECUTIVE OVERVIEW

During the fiscal year ended March 30, 2007, the Company continued to grow in the markets it serves. Overall, consolidated sales grew by 7.5% during the fiscal year. The Physician and Elder Care Businesses launched sales promotions to increase sales of its Select Medical Products™ brand (“Select™”), which positively impacted the growth period over period. During fiscal year 2007, Select™ brand product sales grew 20.9% and 13.8% in the Physician and Elder Care businesses, respectively. Additionally, the Company began executing its Physician and Elder Care business strategies by expanding its product offering to include healthcare information technology solutions for physician offices and diversifying its customer base through expansion into the home health care market.

Income from operations increased approximately $10.1 million during the fiscal year ended March 30, 2007. This increase was primarily a result of the net sales growth discussed above as well as management’s continued focus on reducing operating costs as a percentage of net sales. Some of the programs impacting operating costs include (i) delivery and professional training and incentive programs, (ii) best practices programs for distribution centers (“Blue Ribbon”), and (iii) leveraging investments in warehouse management and order processing systems. In addition, the Company’s global sourcing initiatives, other purchasing efficiencies, and continued leveraging of the distribution and corporate shared services infrastructure contributed to additional incremental profit margin improvement.

Cash flow from operations during the year March 30, 2007 was approximately $63.5 million, which was primarily driven by the growth in profitability. During fiscal year 2007, the Company returned a portion of its cash flow from operations to shareholders through the repurchase of approximately 2.1 million shares of its common stock for approximately $42.9 million.

The following specific events impacted the Company’s results of operations during fiscal years 2007, 2006, and 2005:

Global Sourcing Initiative

The Company’s global sourcing capabilities include monitoring quality assurance and controls, and aligning product availability with customer needs. During fiscal year 2007, the global sourcing initiative reached several major milestones, including the expansion of the Global Sourcing network of direct manufacturers in seven countries, increasing the capacity of the redistribution infrastructure in the United States from 120,000 sq feet to 240,000 sq feet, designing and implementing a security assessment program for our global manufacturers in compliance with the U.S. Customs Trade Partners Against Terrorism Act, and expansion of the Company’s global sourcing team. At March 30, 2007, the Company maintained approximately $22.7 million of globally-sourced product inventory, which represented approximately 600 SKUs and 80 product categories. These products were sourced from manufacturers throughout China, Thailand, Malaysia, India, Sweden, Cambodia, and the Philippines. During fiscal year 2007, gross profit increased 7% company-wide due, in part, to the execution of the Company’s global sourcing strategy. Management believes this initiative will continue to impact the Company’s results of operations during fiscal year 2008.

Influenza Vaccine Product Sales

Influenza vaccine product sales were approximately $48.6 million during the fiscal year ended March 30, 2007 compared to $12.6 million during the fiscal year ended March 31, 2006, but fell short of expectations due to an oversupply in the market and the cancellation of customer orders due to a mild influenza season. In connection with these environmental issues and as part of the Company’s periodic review of the carrying amount of inventory during the three months ended December 29, 2006, management determined that a write-down of $7.1 million was required. The Company expects the industry oversupply to continue into next year, and therefore does not intend to participate in the influenza vaccine market during its fiscal year 2008.

Fuel Costs

The Company’s operating costs are affected by changes in the cost of gasoline and diesel fuel. Product is delivered to customers either by the Company-leased delivery fleet or third-party carriers. During fiscal year 2006, significant increases in the cost of fuel impacted the Company’s cost to deliver and the operating costs of common carriers. Some of these common carriers passed these increases through to the Company in the form of a fuel surcharge. To partially offset this increase, the Physician and Elder Care Businesses implemented a fuel surcharge on October 1, 2005, which is based on national fuel cost data and is increased or decreased every 60 days. While fuels costs decreased during fiscal year 2007, management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods; however, the fuel surcharge is expected to continue to offset a portion of this negative impact.

Acquisition of Southern Anesthesia & Surgical, Inc.

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”), a South Carolina-based distributor of controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians who specialize in oral maxillofacial surgery, and surgery centers. SAS contributed approximately $43.3 million and $23.7 million of incremental net sales during fiscal years 2007 and 2006, respectively. SAS’ expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ product offerings, accelerates penetration into the pharmaceutical market segment, and has increased the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market.

Acquisition of Clinical Support Services, Inc.

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. CSSI generated approximately $2.8 million in revenue during the 12-month period prior to the acquisition date and contributed approximately $3.2 million and $1.4 million of incremental net sales during fiscal years 2007 and 2006, respectively. During fiscal year 2007, CSSI was integrated into the Company’s existing Medicare Part B billing operations based in Franklin, Tennessee.

Settlement of the Class Action Lawsuit

On September 9, 2005, the Company and all other defendants reached an agreement with the plaintiff and the certified class of persons who held Company common stock on March 26, 1998 to settle all claims alleged in the class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The settlement resulted in a one-time payment of $16.5 million into a settlement fund (the “Settlement Fund”) to be used, among other things, to pay the fees and expenses of plaintiffs’ counsel, the costs of administering the Settlement Fund, and the plaintiffs. Approximately $12.7 million of the $16.5 million payment was covered by existing insurance policies. The Company had previously established a $1.0 million pre-tax reserve to cover potential uninsured losses relating to this matter during the fiscal year ended April 1, 2005 and recorded a charge of approximately $2.8 million during the fiscal year ended March 31, 2006 to cover the remaining liability related to the settlement and legal fees. As of December 30, 2005, all obligations to the plaintiffs related to this litigation matter had been satisfied by the Company. During fiscal year 2007, the Company obtained a favorable settlement under separate litigation relating to this lawsuit resulting in a net gain of $1.8 million.

Hurricanes Katrina and Rita

During the second quarter of fiscal year 2006, Hurricanes Katrina and Rita struck Florida and the Gulf Coast region of the United States, causing significant interruptions to both the Physician and Elder Care Businesses and damage to the Physician Business’ full-service distribution center located in New Orleans, Louisiana. The Company’s operations throughout the affected areas were negatively impacted by the hurricanes and their aftermath. Additionally, the Company experienced costs after the hurricanes, such as higher local fuel prices, increased freight expenses, and employee assistance expenses.

During this period of disruption, the Company was successful in repositioning its assets and employees from the New Orleans distribution center to other locations to maintain service levels to customers. The New Orleans distribution center re-opened during the fourth quarter of fiscal year 2006.

During the fiscal year ended March 31, 2006, the Company recorded an initial charge related to the hurricanes of approximately $2.3 million, ($1.9 million at the Physician Business, $0.3 million at the Elder Care Business, and $0.1 million at Corporate Shared Services), primarily related to (i) estimated reserve for bad debts; (ii) estimated reserves for the inventory losses, net of insurance recoveries, and (iii) employee assistance expenses. Approximately $1.2 million of the charge was included in general and administrative expenses and the remaining $1.1 million was recorded in cost of goods sold. Management filed claims with insurance providers and ultimately recorded insurance recoveries related to damaged inventory of approximately $0.8 million and incremental expenses incurred of approximately $0.4 million. The Company received $0.5 million and $0.7 million in insurance recoveries during fiscal year 2007 and fiscal year 2006, respectively.

National Accounts (Elder Care Business)

Ownership changes of national chain customers have impacted net sales during fiscal year 2007. Additionally, nursing home divestitures have impacted net sales during fiscal year 2006, as large, national chain customers divested facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. These trends are expected to continue in future periods.

Effective June 23, 2005, Sava Senior Care LLC, formerly Mariner Health Care, discontinued their medical products supply contractual relationship with the Company. The Elder Care Business generated approximately $27.0 million in revenues during the twelve-month period prior to discontinuing the relationship with Sava Senior Care LLC/Mariner Health Care.

On September 12, 2005, the Elder Care Business decided not to renew its long-term distribution agreement with Beverly Enterprises, Inc. (“Beverly”) due to concerns with an anticipated change in ownership of Beverly. The Elder Care Business generated approximately $2.2 million and $32.7 million in revenues from Beverly during the fiscal years ended March 30, 2007 and March 31, 2006, respectively.

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

Settlement of Litigation

On February 8, 2005, the Company settled a lawsuit pursuant to which the opposing parties agreed to pay the Company $2.6 million to resolve all claims and counterclaims and received court approval. Accordingly, during fiscal year 2005, the Company recorded a $2.6 million gain, which was offset by approximately $1.9 million of legal and professional fees and expenses incurred during this same period.

Recent Developments

On May 25, 2007, the Company signed a definitive agreement to acquire the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The final purchase price, subject to certain adjustments, is estimated to be $12.6 million, plus the retirement of $2.6 million of debt. The acquisition is expected to close during the first quarter of fiscal year 2008 and will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 30, 2007 VERSUS MARCH 31, 2006

NET SALES

	For the Fiscal Year Ended
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change
Physician Business	$1,227.5	$4.9	$1,086.8	$4.3	12.9%
Elder Care Business	514.1	2.0	532.6	2.1	(3.5)%

Total Company	$1,741.6	$6.9	$1,619.4	$6.4	7.5%

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do marketing programs launched to increase the sale of consumable products, pharmaceutical products, and equipment, respectively.

The following table summarizes the growth rate in product sales year over year.

	For the Fiscal Year Ended
	March 30, 2007	March 31, 2006	Percent Change
Consumable products:
Branded products	$641.6	$592.2	8.4%
Select Medical Products™	114.9	95.0	20.9%
Pharmaceutical products	237.7	202.2	17.6%
Influenza vaccine products	48.5	12.6	287.0%
Equipment	147.0	148.4	(1.0)%
Immunoassay product sales	30.2	31.2	(3.2)%
Other	7.6	5.2	43.4%

Total	$1,227.5	$1,086.8	12.9%

Branded product sales during fiscal year 2007 continued to be positively impacted by the Company’s sales growth initiatives. Select™ Brand product sales year over year increased due to the Company’s focus on promoting its globally sourced, Select™ Brand products, which resulted in new customer sales as well as customer conversions from Branded to Select™ Brand products. Sales of influenza vaccines increased year over year, but fell short of expectations due to an oversupply in the market and cancellation of orders by certain customers. In addition, pharmaceutical product sales continued to be positively impacted by the Rx Extreme revenue growth program, and the acquisition of SAS, a company that primarily distributes controlled and non-controlled pharmaceutical products.

Elder Care Business

During fiscal year 2007, the Elder Care Business implemented strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. Net sales were impacted by the continued utilization of the following innovative Elder Care customer-specific solution programs: ANSWERS™ HK, ANSWERS Plus™, P.I.E, F.A.S.T, and AccuSCAN.

The following table summarizes the change in net sales by customer segment period over period.

	For the Fiscal Year Ended
	March 30, 2007	March 31, 2006	Percent Change
Nursing home and assisted living Facilities	$322.1	$356.8	(9.7)%
Hospice and home health care agencies	141.6	129.0	9.7%
Billing services	12.2	10.2	19.3%
Other	38.2	36.6	4.5%

Total	$514.1	$532.6	(3.5)%

The decline in net sales to nursing home and assisted living facilities is primarily due to the discontinuation of service to certain national chain customers during fiscal year 2006, partially offset by increased penetration in existing customer facilities. Net sales decreased approximately $36.7 million during fiscal year 2007 as a result of the loss of national chain customers.

The growth in net sales to providers of home health care services is a result of the Company’s continued focus on diversifying its revenue sources and customers. During fiscal year 2007, the Company implemented its strategic initiatives to increase sales to independent and regional nursing home accounts while increasing the account penetration and sales in the hospice and home health care market, a strategy to mitigate the impact of large, national chain customer divestitures and focus on the growing home health care market.

GROSS PROFIT

Physician Business

Gross profit dollars for the Physician Business increased primarily due to the growth in net sales discussed above, in conjunction with the Company’s continued focus on its global sourcing strategy. The Company’s global sourcing strategy is designed to improve the Physician Business’ cost competitiveness and increase its gross margins on certain products. During fiscal year 2007, the Company increased the number of globally sourced products, from approximately 200 products to approximately 600 products. The increase in gross profit was partially offset by a write-down for excess influenza vaccine inventory of $7.1 million during the year. This inventory write-down was the result of a lower-of-cost-or-market valuation on the Physician Business’ remaining influenza inventory at the end of the third quarter resulting from the cancellation of customer orders during the three months ended December 29, 2006 due to an oversupply of the product in the market, and a mild influenza season. As a result of the write-down, cost of goods sold was increased by $7.1 million during the year ended March 30, 2007, which decreased net income $4.4 million. (Refer to Note 2 and Critical Accounting Policies).

Elder Care Business

While gross profit dollars remained relatively consistent period over period, gross margin percentage increased year over year. This increase was primarily due to the execution of the Company’s global sourcing strategy, as discussed above, an increase in ancillary billing service revenues, which typically generate higher gross profit margins, and a change in the segment’s sales mix from sales to larger accounts that generated lower gross margins to sales to smaller accounts that generate higher gross margins. Gross margin is expected to continue to increase in future periods as a result of these factors. In addition, the Company’s global sourcing strategy is expected to continue to improve the Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business(a)	$174.5	14.2%	$162.4	14.9%	$12.1
Elder Care Business(a)	103.4	20.1%	106.0	19.9%	(2.6)
Corporate Shared Services(b)	22.8	1.3%	18.9	1.2%	3.9

Total Company(b)	$300.7	17.3%	$287.3	17.7%	$13.4

(a)	General and administrative expenses as a percentage of net sales is calculated based on divisional net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

General and administrative expenses are primarily impacted by (i) compensation and employee benefit costs, (ii) cost to deliver, which represents all costs associated with the transportation and delivery of products to customers, and (iii) shared departmental overhead costs.

Physician Business

While general and administrative expenses increased year over year, primarily due to the increase in net sales, general and administrative expenses as a percentage of net sales decreased 70 basis points year over year. This improvement is attributable to (i) leveraging the net sales growth across various fixed costs and (ii) reducing the Company’s cost to deliver product to customers.

General and administrative expenses other than cost to deliver increased during the fiscal year ended March 30, 2007 primarily due to (i) increased compensation expenses of approximately $1.5 million due to additional employees from the acquisition of SAS and general wage increases, (ii) increased bank service charges of approximately $0.9 million related to fees paid to process payments made via credit cards by the Company’s customers, (iii) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services) which was primarily related to increased costs associated with the Company’s global sourcing initiative and increased medical insurance costs, offset by a decrease in incentive compensation of $3.4 million related to the write-off of influenza vaccine during fiscal year 2007.

Elder Care Business

General and administrative expenses decreased year over year, primarily related to decreases in cost to deliver as a result of (i) a shift from third party carriers to the Company’s fleet of leased delivery vehicles, (ii) optimizing routes and shipments between distribution centers under the Company’s route optimization program, and (iii) a decrease in fuel costs over prior year.

General and administrative expenses other than cost to deliver increased slightly during the fiscal year ended March 30, 2007 primarily due to (i) increased depreciation expense of approximately $1.6 million primarily related to the JD Edwards enterprise resource planning system, (ii) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services) which was primarily related to increased costs associated with the Company’s global sourcing initiative, offset by decreased bad debt expense of approximately $0.8 million primarily related to improved collections.

Corporate Shared Services

General and administrative expenses increased during the fiscal year ended March 30, 2007 primarily due to (i) increased employee compensation and employee benefit expenses of approximately $7.7 million due to additional employees, general wage increases and increased bonus expense related to the Company achieving its incentive goals for the year, (ii) an increase in lease expense of approximately $0.9 million due to a new regional distribution facility for globally-sourced product and the expansion of the Company’s field support office during fiscal year 2007, offset by a favorable net settlement of $1.8 million during fiscal year 2007 relating to the class action lawsuit filed in May 1998 and a decrease in legal fees of approximately $3.1 million associated with the class action lawsuit that was settled during fiscal year 2006.

SELLING EXPENSES

	For the Fiscal Year Ended
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$97.3	7.9%	$88.3	8.1%	$9.0
Elder Care Business(a)	19.5	3.8%	19.3	3.6%	0.2

Total Company(b)	$116.8	6.7%	$107.6	6.6%	$9.2

(a)	Selling expenses as a percentage of net sales is calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

Selling expenses are primarily impacted by commission expense, which are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The increase in selling expenses is consistent with the increase in net sales. Selling expense as a percentage of net sales decreased year over year, which is primarily related to leveraging the net sales growth across certain fixed selling expenses.

Elder Care Business

Selling expenses are generally impacted by commission expense, which is based on gross profit dollars, cost-to-deliver, and profitability growth for the Elder Care Business. Selling expenses increased slightly year over year on declining net sales. Net sales declined due to the discontinuation of two large national chain customers during fiscal year 2006, however, these accounts were not commission-based. Excluding the impact of these accounts, selling expense as a percent of net sales decreased year over year. This decrease resulted from the implementation of a new sales representative compensation program during fiscal year 2007, which focused on overall customer profitability rather than solely gross profit.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$84.1	6.9%	$75.4	6.9%	$8.7
Elder Care Business	21.6	4.2%	15.9	3.0%	5.7
Corporate Shared Services	(23.2)	—	(18.9)	—	(4.3)

Total Company	$82.5	4.7%	$72.4	4.5%	$10.1

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

The Company’s debt structure during fiscal years 2007 and 2006 primarily consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit (“LOC”) agreement. The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the LOC.

	For the Fiscal Year Ended
(dollars in millions)	March 30, 2007	March 31, 2006	(Decrease)
Total interest expense	$5.3	$5.9	$(0.6)
Components of interest expense:
Interest on borrowings	$4.2	$5.0	$(0.8)
Debt issuance costs	$1.4	$1.5	$(0.1)
Capitalized interest	$(0.3)	$(0.6)	$(0.3)
Weighted average interest rate-LOC(a)	7.60%	3.89%	—
Average daily borrowings under the LOC	$1.2	$27.1	$(25.9)

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

There were no material borrowings under the LOC during the fiscal year ended March 30, 2007. During fiscal year 2006, borrowings under the LOC were affected by market interest rate increases resulting from actions by the Federal Reserve Board. The Company mitigated the effect of these rate increases through a $25 million variable-to-fixed interest rate swap. The interest rate swap matured on March 28, 2006, effectively returning the borrowings under the LOC to a variable rate. Upon maturity of the interest rate swap, the Company paid down the entire $25 million of borrowings covered by the notional amount of the interest rate swap.

OTHER INCOME

	For the Fiscal Year Ended
(dollars in millions)	March 30, 2007	March 31, 2006	(Decrease)	Percent Change
Total Company	$2.0	$3.1	$(1.1)	(36.2)%

Other income during fiscal year 2006 includes $1.4 million of one-time distributions resulting from the Company’s ownership interest in a mutual holding company. The Company’s membership resulted from the purchase of investments through the mutual holding company to fund Company obligations under its deferred compensation plan. When this mutual holding company was sold, the liquidation of its assets resulted in a distribution to the Company, which was recognized as a gain. Excluding the effect of this distribution, other income remained consistent period over period.

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase
Total Company	$29.9	37.2%	$25.8	36.9%	$4.1

The increase in the provision for income taxes and effective rate year over year is primarily attributable to an increase in income from continuing operations and a decrease in favorable permanent adjustments. The decrease in permanent adjustments primarily relates to the change in the cash surrender value of company-owned life insurance policies.

During fiscal year 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. During the three months ended March 30, 2007, the Company and the Appeals Office of the IRS reached a settlement. The resolution of these audits resulted in the IRS issuing the Company a net refund of $1,863 of overpayment credits which was used to reduce the amount of cash required to satisfy fiscal year 2007 estimated tax payment liabilities.

FISCAL YEAR ENDED MARCH 31, 2006 VERSUS FISCAL YEAR ENDED APRIL 1, 2005

NET SALES

	For the Fiscal Year Ended
	March 31, 2006		April 1, 2005
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change
Physician Business	$1,086.8	$4.3	$959.0	$3.8	13.3%
Elder Care Business	532.6	2.1	514.8	2.0	3.5%

Total Company	$1,619.4	$6.4	$1,473.8	$5.8	9.9%

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do marketing programs that were launched in June 2003 to increase the sale of consumable products, pharmaceutical products, and equipment, respectively. Net sales year over year were also positively impacted by a business combination consummated on September 30, 2005. As a result of this business combination, approximately $23.7 million of incremental net sales were recognized during fiscal year 2006.

The following table summarizes the growth rate in product sales year over year.

	For the Fiscal Year Ended		Percent Change
(dollars in millions)	March 31, 2006	April 1, 2005
Consumable products:
Branded products	$592.2	$535.8	10.5%
Select Medical Products™	95.0	83.5	13.8%
Pharmaceutical products	202.2	164.7	22.8%
Influenza vaccine products	12.6	2.9	331.9%
Equipment	148.4	136.0	9.1%
Immunoassay product sales	31.2	32.7	(4.6)%
Other	5.2	3.4	56.7%

Total	$1,086.8	$959.0	13.3%

During fiscal year 2006, the Physician Business’ sales mix changed due to management’s focus on growing pharmaceutical product sales by establishing the Rx Extreme revenue growth program and acquiring SAS, a company that primarily distributes controlled and non-controlled pharmaceutical products. Pharmaceutical product sales during fiscal year 2006 were also impacted by customers purchasing generic products rather than branded products. Sales prices of generic pharmaceutical products are typically lower and gross margin is higher than the branded product sales.

Elder Care Business

The Elder Care Business began to implement strategies to diversify its customer base through expansion into the home health care market and other non-facilities based care and equipment providers. The increase in net sales during fiscal year 2006 reflects the execution of these business strategies and industry trends. Net sales were also impacted by the continued utilization of the following innovative Elder Care customer specific solution programs: ANSWERS™ HK, ANSWERS Plus™, P.I.E, F.A.S.T, and AccuSCAN.

The following table summarizes the growth rate in net sales by customer segment period over period.

	For the Fiscal Year Ended		Percent Change
(dollars in millions)	March 31, 2006	April 1, 2005
Nursing home and assisted living facilities	$356.8	$359.8	(0.9)%
Hospice and home health care agencies	129.0	105.5	22.4%
Billing services	10.2	8.7	17.5%
Other	36.6	40.8	(10.3)%

Total	$532.6	$514.8	3.5%

The growth in net sales to providers of home health care services is a result of the Company’s continuing focus to diversify its revenue sources and customers.

The decline in net sales to nursing home and assisted living facilities was primarily the result of the discontinuation of a large national chain customer’s medical supply contractual relationship, effective June 23, 2005. Net sales during fiscal year 2006 decreased approximately $19.4 million as a result of the loss of this national chain customer. This decrease was partially offset by growth in net sales to regional and independent skilled nursing home facilities, which primarily resulted from acquisitions, new customers, increased penetration in existing customer facilities, and the introduction of new product lines. Approximately $20.0 million of incremental net sales were recognized during fiscal year 2006 as a result of acquisitions completed during fiscal years 2006 and 2005 (approximately $18.6 million and $1.4 million as a result of the acquisitions completed during the three months ended December 31, 2004 and December 30, 2005, respectively).

The customer segment sales mix has been impacted by the implementation of strategic initiatives to increase sales to independent and regional nursing home facilities while increasing the account penetration and sales in the home health care market; a strategy to mitigate the impact of large, national chain customer divestitures.

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

INTEREST EXPENSE

The Company’s debt structure during fiscal years 2006 and 2005 consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its LOC agreement. The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the LOC.

	For the Fiscal Year Ended
(dollars in millions)	March 31, 2006	April 1, 2005	Increase (Decrease)	Percent Change
Total interest expense	$5.9	$6.9	$(1.0)	(14.2)%
Components of interest expense:
Interest on borrowings	$5.0	$5.4	$(0.4)	(7.2)%
Debt issuance costs	$1.5	$1.9	$(0.4)	(23.2)%
Capitalized interest	$(0.6)	$(0.4)	$0.2	29.4%
Weighted average interest rate-LOC(a)	3.89%	4.09%	—	—
Average daily borrowings under the LOC	$27.1	$34.3	$(7.2)	(20.8)%

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

During fiscal year 2006, borrowings under the LOC were affected by market interest rate increases resulting from actions by the Federal Reserve Board; however, these increases were mitigated by a $25 million variable-to-fixed interest rate swap and reductions to credit spreads and unused line fees under the recent amendment to the LOC agreement. As a result, the Company’s weighted average interest rate decreased slightly year over year.

The $25 million variable-to-fixed interest rate swap matured on March 28, 2006. This agreement effectively fixed the interest rate on a portion of the revolving line of credit to 4.195% (consisting of a fixed interest rate of 2.195% and a credit spread of 2.00%) for a notional amount of $35 million for four months during fiscal year

2005. In July 2004, the Company terminated $10 million in notional amount of the interest rate swap. The amended interest rate swap arrangement established an interest rate at 3.945% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.75%) for a notional amount of $25 million for eight months and three months of fiscal years 2005 and 2006, respectively. In July 2005, the Company amended the LOC agreement, which established an interest rate of 3.445% (consisting of a fixed interest rate of 2.195% and a credit spread of 1.25%) for a notional amount of $25 million for twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management monitors operational working capital cash flows through the following metrics:

	Fiscal Year Ended
	2007		2006		2005
Days Sales Outstanding:(a)
Physician Business	41.8		41.2		42.6
Elder Care Business	52.0		58.8		59.9

Days On Hand:(b)
Physician Business	48.4		47.3		45.2
Elder Care Business	56.6		44.0		35.3

Days in Accounts Payable:(c)
Physician Business	44.0		43.0		42.0
Elder Care Business	28.2		27.3		25.0

Cash Conversion Days:(d)
Physician Business	46.2		45.5		45.8
Elder Care Business	80.4		75.5		70.2

Inventory Turnover:(e)
Physician Business	7.4	x	7.6	x	8.0	x
Elder Care Business	6.4	x	8.2	x	10.2	x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to the cash flow metrics described above, the Company carefully monitors other components of liquidity, including the following:

	As of
(dollars in thousands)	March 30, 2007	March 31, 2006
Capital Structure:
Bank debt	$1,500	$—
Other debt	1,413	1,364
Convertible senior notes	150,000	150,000
Cash and cash equivalents	(46,658)	(23,867)

Net debt	106,255	127,497
Shareholders’ equity	380,861	348,813

Total capital	$487,116	$476,310

Operational Working Capital:
Accounts receivable	$222,776	$208,964
Inventories	174,130	173,458
Accounts payable	(131,330)	(139,227)

	$265,576	$243,195

Cash Flows from Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during fiscal year 2007, 2006, and 2005 was impacted by increases in overall operating profit which were partially offset by operational working capital needs of approximately $28.6 million, $5.3 million, and $44.2 million to support net sales growth. The Company’s net operational working capital levels were impacted in fiscal year 2007 and 2006 by its global sourcing initiatives, which generally require longer supply chain lead times and different payment terms. Management expects this impact to continue as globally sourced inventory increases in future years. The Company continues to focus on efforts to increase cash collections from customers, reduce inventory levels without impacting customer service levels as well as manage the cash disbursements process.

Cash flows from operating activities during fiscal years 2007, 2006, and 2005 reflect the Company’s utilization of $3.6 million (tax effected), $13.1 million (tax-effected), and $19.7 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. The NOL carryforwards were generated primarily during fiscal year 2003 as a result of the disposition of the Imaging Business. Under the terms of the stock purchase agreement, the Company made a joint election with the buyer to treat the transaction as a sale of assets in accordance with §338(h)(10) of the Internal Revenue Code. As of March 30, 2007, the Company has fully utilized its Federal NOL carryforwards and expects to utilize the remaining state NOL carryforwards prior to their expiration date.

Cash flows from operating activities were also impacted by cash payments made to and refunds received from Federal and state taxes.

During the fiscal year 2007 and 2006, the Company paid cash taxes, net of refunds, of approximately $13.0 million and $11.2 million, respectively, which primarily related to federal and state estimated tax payments. During fiscal years 2005, the Company paid cash taxes, net of refunds, of approximately $2.0 million, which primarily related to federal alternative minimum tax payments.

Cash Flows from Investing Activities

Payments under business combination agreements, net of cash acquired, were $2.9 million, $37.6 million, and $24.4 million during fiscal years 2007, 2006, and 2005, respectively. Refer to Note 3, Purchase Business Combinations, for further discussion on acquisitions made during fiscal years 2006 and 2005. During the first quarter of fiscal year 2008, the Company expects to make the final estimated payment under remaining business combination agreements of $1.4 million at March 30, 2007. The Company expects to continue to make strategic business acquisitions to grow market share, which will impact its cash flows from investing activities.

Capital expenditures totaled $17.3 million, $17.0 million, and $25.9 million during fiscal years 2007, 2006, and 2005, respectively, of which approximately $9.2 million, $12.2 million, and $16.9 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions were approximately $4.1 million, $1.0 million, and $3.5 million during fiscal years 2007, 2006, and 2005, respectively. Capital expenditures are estimated to be approximately $21.1 million during fiscal year 2008. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving line of credit facility.

During fiscal years 2007, 2006, and 2005, the Company paid approximately $1.1 million, $3.3 million, and $6.8 million to sales representatives for execution of nonsolicitation agreements. These agreements include nonsolicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a stated period of time subsequent to the date the sales representative ceases employment with the Company. (Refer to Application of Critical Accounting Policies for a further discussion regarding nonsolicitation agreements.)

During fiscal year 2005, the Company made an initial equity investment of $1.0 million in Tiger Medical. During the fourth quarter of fiscal year 2007, the Company modified the agreement, which effectively amended language relating to the Company’s future buy-out provisions and its ownership interest in Tiger Medical (Refer to Note 4, Variable Interest Entity, for a further discussion of Tiger Medical.)

Cash Flows from Financing Activities

During fiscal years 2007 and 2005, the Company repurchased approximately $42.9 million and $9.9 million of the Company’s common stock, respectively. The share repurchases represented approximately 2.1 million and 1.0 million shares, respectively. There were no repurchases in fiscal year 2006. At March 30, 2007, approximately 3.5 million common shares were available for repurchase under an authorized program.

The Company recognized excess tax benefits from share-based compensation arrangements of $5.6 million during fiscal year 2007. Prior to the adoption of SFAS No. 123(R), Share-Based Payment, an amendment of FASB No. 123 (“SFAS 123(R)”), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R) on April 1, 2006, excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified in financing activities. Excess tax benefits recognized in operating activities during fiscal years 2006 and 2005 were $6.3 million and $2.2 million, respectively.

During fiscal year 2006, the Company repaid the outstanding borrowings under the revolving line of credit. Management expects that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations.

Capital Resources

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the $200 million revolving line of credit, which may be increased to $250 million at the Company’s discretion. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, uses the Company’s operational working capital assets as collateral to support necessary liquidity. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended March 30, 2007, therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2008. Accordingly, at March 30, 2007, the notes are classified as Long Term Debt in the Consolidated Balance Sheets. As of March 30, 2007, the fair value of the convertible senior notes was approximately $193.9 million and the value of the shares, if converted, was approximately $185.5 million. If presented, the Company believes it has adequate liquidity under the Credit Agreement to settle the principle balance of the notes. (Refer to Note 10, Debt, for a detailed discussion regarding the convertible senior notes.)

At March 30, 2007, there were no outstanding borrowings under the revolving line of credit. After reducing the availability of borrowings for letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $199.6 million (excluding the additional increase of $50 million) under the revolving line of credit. (Refer to Note 10, Debt, for a detailed discussion regarding the revolving line of credit.)

As the Company’s business grows, its cash and working capital requirements will also continue to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of March 30, 2007, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Off-Balance Sheet Arrangements

The Company’s most significant off-balance sheet financing arrangements as of March 30, 2007 are non-cancelable operating lease agreements, primarily for warehouse and equipment rentals, and outstanding letters of credit. As of March 30, 2007, minimum obligations under operating lease agreements are $92.7 million and outstanding letters of credit are $0.4 million. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

Future Minimum Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services (in thousands):

	Fiscal Years
in thousands	2008	2009	2010	2011	2012	Thereafter	Total
Revolving line of credit(a)	$500	$500	$500	$125	$—	$—	$1,625
2.25% convertible senior notes(b),(e)	3,375	3,375	3,375	3,375	3,375	190,500	207,375
Operating lease obligations(c)	25,433	20,979	15,914	11,909	9,184	9,316	92,735
Capital lease obligations(b)	797	472	144	91	—	—	1,504
Purchase commitments(d), (f)	14,127	1,505	753	—	—	—	16,385
Outstanding purchase price(g)	1,400	—	—	—	—	—	1,400

Total	$45,632	$26,831	$20,686	$15,500	$12,559	$199,816	$321,024

(a)	The Company did not have any outstanding borrowings under the revolving line of credit at March 30, 2007. Management expects that cash flows from operations will fund future working capital needs, capital expenditures, and other investing and financing activities, excluding business combinations. Therefore, the amounts included in the table above represent unused line fees. Actual interest expense may differ due to changes in the level of borrowings.

(b)	Amounts include interest expense.

(c)	Amounts represent contractual obligations for operating leases of the Company as of March 30, 2007. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(d)	If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products™ brand (“Select™”) for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of March 30, 2007, the Company has not terminated a contract with a Select™ vendor that will require the Company to purchase the vendor’s remaining Select™ inventory.

(e)

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended

March 30, 2007, therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2008.

(f)	During February 2006, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $10.4 million at March 30, 2007 and are based on management’s estimate of current pricing.

(g)	Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company periodically evaluates the accounting policies and estimates it uses to prepare its financial statements, which are then reviewed by the Company’s audit committee. Management’s estimates are based on historical experience and other assumptions considered reasonable with the relevant facts and circumstances. Based on the uncertainty inherent in such estimates, actual results may differ.

The critical accounting policies and estimates are those policies that relate to estimates that require the Company’s management to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the Company’s results due to changes in the estimates or the use of different estimates that could reasonably have been used. Additionally, the Company includes those accounting policies whose initial application had a material impact on the Company’s financial presentation, unless the policy’s application resulted solely from the issuance of new accounting literature. The discussion below applies to each of the Company’s reportable segments (Physician Business, Elder Care Business, and Corporate Shared Services), unless otherwise noted.

Revenue Recognition

The Company recognizes revenue from the sale of consumable products, equipment, software solutions and other services. Revenue from the sale of consumable products is recognized when products are shipped by a third-party common carrier or delivered by the Company’s vehicle since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of equipment is generally recognized when the equipment is shipped, unless there are multiple deliverables, in which case revenue is recognized when all obligations to the customer are fulfilled. Obligations to the customer are typically satisfied when installation and training are complete.

During fiscal year 2007, the Physician Business increased its sales in software solutions, which included sales of third party proprietary software. As a result, the Company began applying the provisions of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) in determining whether it is appropriate to record either (i) the gross amount of product sales in revenue and related costs in cost of goods sold or (ii) the net amount earned as a commission in revenue (“net reporting”). This determination requires management to evaluate the terms of relevant supplier contracts and other criteria, including determining the primary obligor in a transaction and which party bears general inventory risk, among other factors. Based on this evaluation, management determined that certain transactions relating to the sale of third party proprietary software required net reporting. Net sales, gross margins, and operating margins may be impacted in future periods to the extent the Company’s revenues expand into areas that require net reporting of revenue in accordance with EITF 99-19.

The Company’s revenue recognition processes involve establishing sales allowances for estimated returns, damaged goods, and other revenue adjustments. These estimates are based on historical experience and the facts known at the date of preparation of the financial statements. Sales allowances are recorded as a reduction of revenue for estimated product and equipment returns and other revenue adjustments. Management estimates product returns and other revenue adjustments using historical data adjusted for significant changes in volume and business conditions. In the last three years, the Company’s sales allowances have reduced its gross revenue by less than 1.0%. If actual adjustments significantly exceeded estimated amounts, it would result in materially lower revenue and net income balances in one or more periods.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from its customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for doubtful accounts and are based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base. Management performs ongoing credit evaluations by reviewing the customer’s current financial information. Adjustments to credit limits and allowances for bad debts are made based upon payment history and the customer’s current credit worthiness. If the financial condition of the Company’s customers were to deteriorate or improve, allowances may be adjusted which will impact general and administrative expenses and accounts receivable. Over the past three years, the Company’s allowance for doubtful accounts has represented between 1% and 2% of the Physician Business’ gross accounts receivable balance and between 7% and 10% of the Elder Care business’ gross accounts receivable balance.

Inventories

In order to state inventories (medical products, medical equipment, and other related products) at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market (net realizable value), the Company maintains an allowance for excess or slow moving inventory based on the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as historical trends, current market conditions and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of inventory on-hand.

As part of the Company’s periodic review of the carrying amount of inventory during the three months ended December 29, 2006, management determined that a write-down of $7.1 million was required for excess influenza vaccine inventory resulting from the cancellation of customer orders during the third quarter of fiscal year 2007 due to an oversupply of the product in the market, and a mild influenza season. In addition to these factors, management based its decision on the likelihood of locating alternate markets for the product and the viability of the product based on its limited life span. During the fourth quarter of fiscal year 2007, the Company sold a marginal amount of its excess influenza inventory, resulting in a remaining write-down of $7.0 million at

March 30, 2007. As a result of the write-down, cost of goods sold were increased by $7.0 million during the fiscal year ended March 30, 2007, or $4.4 million net of tax.

Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party suppliers. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of cost, or (iii) an increase to net sales in the accompanying statements of operations.

Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Management establishes a reserve for uncollectible transaction-based vendor rebates based on management’s judgment after considering the status of current outstanding rebate claims, historical denial experience with suppliers, and any other pertinent available information.

Performance-based rebates are recognized based on a systematic estimation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning vendor rebates, provided the collection of the amounts is, in the judgment of management, reasonably assured. The factors the Company considers in estimating performance-based rebates include forecasted inventory purchases or sales volumes, in conjunction with vendor rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume. Performance-based rebates are recognized in income only if the related inventory has been sold.

Although the Company believes its judgments, estimates and/or assumptions related to vendor rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect the Company’s financial results.

Income Taxes

The liability method is used for determining income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management considers and makes judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require management to adjust the valuation allowances for deferred tax assets. The ultimate realization of the deferred tax assets generally depends on the generation of sufficient taxable income in the applicable taxing jurisdictions. The Company had deferred income tax assets of $38.4 million and $38.6 million at March 30, 2007 and March 31, 2006, respectively. There were no valuation allowances as of March 30, 2007 and March 31, 2006, as management believes it will ultimately utilize the Company’s deferred tax assets.

The Company’s tax filings are periodically subjected to audit by the Internal Revenue Service (“IRS”) and other taxing authorities, which may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, the Company provides taxes only for the amounts management believes will ultimately result from these proceedings. Management does not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to the tax liability, if any, is dependent on numerous factors, which cannot be reasonably estimated. These include, among others, (i) the amount and nature of additional taxes potentially asserted by Federal, state, and local tax authorities; (ii) the willingness of Federal, state, and local tax authorities to negotiate a fair settlement through an administrative process; and (iii) the impartiality of the Federal, state, and local courts. Management’s experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Management must use judgment in determining the estimated useful lives of its assets. Changes in circumstances, such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment, could result in the actual useful lives differing from the Company’s current estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened or extended, the Company would depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

During fiscal year 2005, management reviewed the estimated useful lives of certain computer hardware and software in connection with completing the implementation of the JD Edwards enterprise resource planning (“ERP”) system. Based on this review, management revised the estimated useful lives of certain assets after considering (i) the Company’s historical use of its prior ERP systems, (ii) future plans for the JD Edwards ERP system, (iii) expected enhancements, and (iv) expected ongoing product support, enhancements, and maintenance commitments from the supplier. Management believed this change in estimate was appropriate given the Company’s commitment to and invested capital in the customization and future use of the JD Edwards ERP platform. As a result, the remaining estimated useful lives of certain computer hardware and software with a carrying value of approximately $27.4 million were extended on March 23, 2005 to coincide with the expected service life of the assets in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The weighted average remaining useful life of the assets prior to the change in estimate was approximately 80 months and the change in estimate lengthened the estimated useful lives by approximately 40 months. This change in estimate decreased depreciation expense $1.0 million, net of tax, or approximately $0.01 of diluted earnings per share, for the fiscal year ended March 30, 2007 and $1.1 million, net of tax, or approximately $0.02 of diluted earnings per share, for the fiscal year ended March 31, 2006.

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

As part of the Company’s periodic review of the carrying amount of the Loans during the three months ended September 27, 2002, management and the Board of Directors determined that an allowance for doubtful accounts of $2.9 million was required on the unsecured Loan after communication with the former chairman and chief executive officer regarding his financial condition and other due diligence procedures performed by management. Subsequently, during the three months ended July 1, 2005, new facts and circumstances were obtained by management and the Board of Directors that indicated the former chairman and chief executive officer’s financial condition had improved. In addition, the Company received a payment of approximately $0.3 million during this period for past due interest. These factors, as well as direct communication with the former chairman and chief executive officer during this period, led to a determination by management and the Board of Directors that the allowance for doubtful accounts was no longer required for the unsecured loan. Therefore, general and administrative expenses were reduced $2.9 million during the three months ended July 1, 2005, which increased net income $1.8 million.

Legal Contingencies

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, if information prior to the issuance of the financial statements indicates it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be estimated, an accrual for a loss contingency is established. If no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility a loss or an additional loss may have been incurred. Management does not believe the outstanding legal proceedings at March 30, 2007, will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions related to the anticipated or actual outcome of any outstanding legal proceedings.

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

Impairment of Goodwill, Intangibles, and Other Long-Lived Assets

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in the valuation of acquired intangible assets include, but are not limited to: (i) expected future cash flows from existing customer contracts and relationships; (ii) assumptions relating to the impact of noncompete agreements on business operations; (iii) assumptions related to the impact on the timing of expected future cash flows; (iv) retention of customers and key business leaders; and (v) the risk inherent in investing in intangible assets. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumption, estimates, or other actual results.

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and indefinite-lived intangible assets are not amortized, but instead must be tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at each reporting unit annually on the last day of each fiscal year, which is the Friday closest to March 31. Goodwill and indefinite-lived intangible assets were not impaired during fiscal years 2007, 2006, and 2005.

The impairment and disposal of long-lived assets is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of the use of the underlying assets; and (iii) significant adverse industry or market economic trends. Nonsolicitation payments made to certain sales representatives are tested annually or more frequently for impairment in accordance with SFAS 144. Certain factors which may occur and indicate that an impairment of the nonsolicitation agreements exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death of a sales representative, or (iv) full retirement by the sales representative.

In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. In conducting the impairment test, the Company determines the fair value of its reporting units using valuation techniques which can include a discounted cash flow analysis that requires management to make assumptions regarding estimated future cash flows, revenues, earnings, and other factors, including discount rates, to determine the fair value of these respective assets. The application of different assumptions about such matters as estimated future cash flows or discount rates, or the testing for impairment at a different level of the organization or on a different organization structure, could produce materially different results. Management does not believe there were any circumstances which indicated that the carrying value of an asset might not be recoverable during fiscal year 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 is effective as of the beginning of fiscal years commencing after December 15, 2006. As such, FIN 48 will be effective during the three months ended June 29, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal year 2009. The Company is currently assessing the impact of SFAS No. 157.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for the Company’s fiscal year 2007 annual consolidated financial statements. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

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

Changes in interest rates affect interest payments under the Company’s variable rate revolving line of credit agreement. During fiscal years 2005 and 2006, the Company maintained an interest rate swap agreement that matured on March 28, 2006, with a notional amount during the period that covered a portion of variable rate borrowings and which effectively fixed the notional amount covered by the swap at a borrowing rate of 2.195% plus a credit spread. On March 30, 2007, the Company had no outstanding borrowings under the revolving line of credit and $150 million outstanding in fixed rate convertible senior notes. Although the Company’s outstanding debt is primarily fixed, a hypothetical interest rate increase of 100 basis points would affect annual interest expense by $1.5 million based on borrowings outstanding at March 30, 2007.

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

Currency Risk.  The Company’s currency rate exposures relate to products that are globally sourced from manufacturers primarily in Southeast Asia. Currently, the Company has negotiated settlement of payments to manufacturers in U.S. dollars. However, over time, local country currency fluctuations may increase or decrease the negotiated cost that the Company must pay for these products. In addition, the Company may in future periods negotiate settlement of payments to manufacturers in the local currency of the country providing a product which would then subject the Company to foreign currency risk. Based on current global purchases, a hypothetical 1% change in the currency exchange rates would not have a material impact on the Company’s consolidated results of operations.

Commodity Risk.  The Company’s primary commodity exposures relate to fluctuations in the price of gasoline and diesel fuel and the procurement of certain medical supplies in which the product cost is dependent upon the price of raw materials, primarily latex and vinyl.

The Company’s direct fuel exposure relates to fluctuations in fuel costs that affect the Company-leased delivery fleet or third-party carrier delivery charges. Significant increases in the cost of gasoline and diesel fuel have impacted, and may continue to impact, the Company’s gross margin, cost to deliver, and the operating costs of common carriers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. The Company implemented a fuel surcharge during fiscal year 2006 to offset a portion of the increased cost of gasoline and diesel fuel. There can be no assurance that the Company will be able to fully pass along further significant increases in fuel costs to its customers due to the competitive nature of the medical supply distribution industry.

The Company purchases latex and vinyl gloves in which the pricing of the gloves is based on the price of raw wet latex as traded on the Malaysian Rubber Exchange and the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. Based on current purchasing levels, a hypothetical 1% change in the price of these raw materials would not have a material impact on the Company’s consolidated results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries (the Company) as of March 30, 2007 and March 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 30, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Company’s internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

May 25, 2007

Jacksonville, Florida

Certified Public Accountants

P SS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 30, 2007 AND MARCH 31, 2006

(Dollars in Thousands, Except Share Data)

ASSETS
	2007	2006
Current Assets:
Cash and cash equivalents	$46,658	$23,867
Accounts receivable, net	222,776	208,964
Inventories	174,130	173,458
Deferred tax assets, net	8,776	12,959
Prepaid expenses and other	34,434	33,827

Total current assets	486,774	453,075

Property and equipment, net	88,627	87,663
Other Assets:
Goodwill	107,366	105,521
Intangibles, net	29,758	34,345
Other	62,450	56,371

Total assets	$774,975	$736,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,330	$139,227
Accrued expenses	37,224	34,499
Revolving line of credit and current portion of long-term debt	2,238	509
Other	11,440	13,639

Total current liabilities	182,232	187,874
Long-term debt, excluding current portion	150,675	150,855
Other noncurrent liabilities	61,207	49,433

Total liabilities	394,114	388,162

Commitments and contingencies (Notes 2, 4, 8, 10, 11, 12, 13, 14, and 16)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 67,179,475 and 67,476,682 shares issued and outstanding at March 30, 2007 and March 31, 2006, respectively	668	674
Additional paid-in capital	300,014	318,441
Retained earnings	80,179	29,698

Total shareholders’ equity	380,861	348,813

Total liabilities and shareholders’ equity	$774,975	$736,975

The accompanying notes are an integral part of these consolidated financial statements.

P SS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 30, 2007, MARCH 31, 2006, AND APRIL 1, 2005

(Dollars in Thousands, Except Per Share Data)

	2007	2006	2005
Net sales	$1,741,639	$1,619,417	$1,473,769
Cost of goods sold	1,241,629	1,152,092	1,050,414

Gross profit	500,010	467,325	423,355
General and administrative expenses	300,700	287,308	262,205
Selling expenses	116,823	107,608	99,591

Income from operations	82,487	72,409	61,559

Other (expense) income:
Interest expense	(5,346)	(5,884)	(6,856)
Interest and investment income	1,194	423	217
Other income	2,006	3,146	1,234

Other expense	(2,146)	(2,315)	(5,405)

Income from continuing operations before provision for income taxes	80,341	70,094	56,154
Provision for income taxes	29,860	25,837	16,770

Income from continuing operations	50,481	44,257	39,384
Loss on disposal of discontinued operations (net of income tax benefit of $1,849)	—	—	(412)

Net income	$50,481	$44,257	$38,972

Earnings (loss) per share—Basic:
Income from continuing operations	$0.75	$0.67	$0.61
Loss on disposal of discontinued operations	—	—	(0.01)

Net income	$0.75	$0.67	$0.60

Earnings (loss) per share—Diluted:
Income from continuing operations	$0.73	$0.66	$0.60
Loss on disposal of discontinued operations	—	—	(0.01)

Net income	$0.73	$0.66	$0.59

Weighted average common shares outstanding, Basic	67,219	65,643	64,547
Weighted average common shares outstanding, Diluted	69,325	66,887	65,607

The accompanying notes are an integral part of these consolidated financial statements.

P SS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 30, 2007, MARCH 31, 2006, AND APRIL 1, 2005

(Dollars in Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated (Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
	Shares	Amount
Balance at April 2, 2004	64,833,453	$648	$292,111	$(53,531)	$(40)	$239,188
Net income	—	—	—	38,972	—	38,972
Unrealized gain on interest rate swap, net of income tax benefit	—	—	—	—	271	271

Total comprehensive income						39,243

Purchase of treasury shares	(1,000,600)	(10)	(9,908)	—	—	(9,918)
Exercise of stock options and related income tax benefit	936,757	9	7,603	—	—	7,612
Issuance of restricted stock, net of forfeitures	191,892	2	(2)	—	—	—
Vesting of restricted stock and related income tax benefit	—	—	601	—	—	601
Employee benefits and other	180	—	92	—	—	92

Balance at April 1, 2005	64,961,682	649	290,497	(14,559)	231	276,818
Net income	—	—	—	44,257	—	44,257
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	(231)	(231)

Total comprehensive income						44,026

Exercise of stock options and related income tax benefit	2,373,358	24	26,566	—	—	26,590
Issuance of restricted stock, net of forfeitures	127,430	1	(192)	—	—	(191)
Vesting of restricted stock and related income tax benefit	—	—	1,135	—	—	1,135
Employee benefits and other	14,212	—	435	—	—	435

Balance at March 31, 2006	67,476,682	674	318,441	29,698	—	348,813
Net income	—	—	—	50,481	—	50,481
Purchase of treasury shares	(2,126,728)	(21)	(42,878)	—	—	(42,899)
Exercise of stock options and related income tax benefit	1,597,668	16	22,214	—	—	22,230
Issuance of restricted stock, net of forfeitures	(277,991)	(2)	2	—	—	—
Vesting of restricted stock and related income tax benefit	95,563	1	2,001	—	—	2,002
Employee benefits and other	9,487	—	234	—	—	234

Balance at March 30, 2007	66,774,681	$668	$300,014	$80,179	$—	$380,861

The accompanying notes are an integral part of these consolidated financial statements.

P SS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 30, 2007, MARCH 31, 2006, AND APRIL 1, 2005

(Dollars in Thousands)

	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$50,481	$44,257	$38,972
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	—	412
(Benefit) provision for deferred income taxes	(1,661)	24,743	17,371
Depreciation	16,750	13,932	14,241
Amortization of intangible assets	5,908	6,298	4,537
Provision for doubtful accounts	4,533	5,642	5,081
Noncash compensation expense	5,086	1,648	652
Amortization of debt issuance costs	1,434	1,473	1,918
Provision for deferred compensation	2,021	946	816
Loss on sales of property and equipment	191	296	153
(Reversal of) provision for notes receivable	—	(3,233)	187
Other	—	(2,733)	—
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	(18,142)	4,235	(26,322)
Inventories	(672)	(35,382)	(30,926)
Prepaid expenses and other current assets	1,664	(13,757)	(6,167)
Other assets	(3,490)	(11,428)	(4,876)
Accounts payable	(9,822)	25,826	13,026
Accrued expenses and other liabilities	9,260	5,207	7,185

Net cash provided by operating activities	63,541	67,970	36,260

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired of $0, $259, and $355, respectively	(2,869)	(37,595)	(24,367)
Capital expenditures	(17,266)	(17,007)	(25,931)
Payments for nonsolicitation agreements	(1,060)	(3,330)	(6,750)
Payments for noncompetition agreements	—	(245)	(591)
Payments for signing bonuses	(127)	(210)	—
Proceeds from sale of property and equipment	34	35	23
Other	—	2,051	—
Payment of transaction and settlement costs for the sale of Imaging Business	—	—	(4,854)
Payment for investment in variable interest entity	—	—	(1,000)

Net cash used in investing activities	(21,288)	(56,301)	(63,470)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	16,963	20,302	5,489
Excess tax benefits from share-based compensation arrangements	5,599	—	—
Net repayments under the revolving line of credit	—	(25,000)	(10,000)
Payment of debt issuance costs	—	(520)	—
Payment under capital lease obligations	(625)	(347)	—
Purchase of treasury shares	(42,899)	—	(9,918)
Proceeds from borrowings	1,500	—	—
Proceeds from borrowings related to variable interest entity	—	—	599
Other	—	(125)	—

Net cash used in financing activities	(19,462)	(5,690)	(13,830)

Net increase (decrease) in cash and cash equivalents	22,791	5,979	(41,040)
Cash and cash equivalents, beginning of year	23,867	17,888	58,928

Cash and cash equivalents, end of year	$46,658	$23,867	$17,888

Supplemental Disclosures:
Cash paid for:
Interest	$4,172	$5,013	$5,484

Income taxes, net	$13,027	$11,225	$1,969

The accompanying notes are an integral part of these consolidated financial statements.

P SS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2007, MARCH 31, 2006, AND APRIL 1, 2005

(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.	NATURE OF OPERATIONS

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home health care providers through 41 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 29 full-service distribution centers, 29 break-freight locations, and 4 redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. division, is a national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. In addition, the Elder Care Business provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. The Elder Care Business currently operates 12 full-service distribution centers, 5 break-freight locations, 5 ancillary service centers, and 3 redistribution facilities serving independent, regional, and national skilled nursing facilities, assisted living centers, and home health care providers in all 50 states.

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

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2007, 2006, and 2005 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventories, property and equipment, goodwill, and intangibles; allowances for doubtful accounts receivables and notes receivables, and vendor rebate receivables; valuation allowances for deferred income taxes; liabilities for loss contingencies; and valuations associated with business combinations. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s 2.25% convertible senior notes at March 30, 2007 and March 31, 2006 was $150,000 and the fair value, which is estimated using quoted market prices, was approximately $193,900 and $181,700, respectively.

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

The Physician Business’ trade accounts receivable consist of many individual accounts; none of which is individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $2,662, and $2,751 at March 30, 2007 and March 31, 2006, respectively. During fiscal years 2007, 2006, and 2005, bad debt expense was less than 1% of net sales.

The Elder Care Business’ trade accounts receivable have a number of large, national chain customer accounts that are significant to its business. Approximately 16%, 19%, and 21%, of the Elder Care Business’ net sales for the fiscal years ended March 30, 2007, March 31, 2006, and April 1, 2005, respectively, represent sales to its largest five customers. As of March 30, 2007 and March 31, 2006, the outstanding accounts receivable balances of these customers represented approximately 11% and 9% of accounts receivable, net of allowance for doubtful accounts, respectively. The Elder Care Business had allowances for doubtful accounts of approximately $6,024, and $7,747 at March 30, 2007 and March 31, 2006, respectively. During fiscal years 2007, 2006, and 2005, bad debt expense was less than 1% of net sales.

Over the past three years, the Company’s allowance for doubtful accounts has represented 1% to 2% of the Physician Business’ gross accounts receivable balance and 7% to 10% of the Elder Care business’ gross accounts receivable balance.

Inventories

Inventories consist of medical products, medical equipment, and other related products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. The net realizable value of excess and slow moving inventory is determined using judgment as to when inventory will be sold and the quantities and prices at which inventory will be sold in the normal course of business. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of each full-service distribution center’s inventory on-hand.

As part of the Company’s periodic review of the carrying amount of inventory during the three months ended December 29, 2006, management determined that a write-down of $7,058 was required for excess influenza vaccine inventory resulting from the cancellation of customer orders due to an oversupply of the product in the market, and a mild influenza season. In addition to these factors, management based its decision on the likelihood of locating alternate markets for the product and the viability of the product based on its limited life span. During the fourth quarter of fiscal year 2007, the Company sold a marginal amount of its excess influenza inventory, resulting in a remaining write-down of $7,027 at March 30, 2007. As a result of the write-down, cost of goods sold were increased by $7,027 during the fiscal year ended March 30, 2007, or $4,364 net of tax.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Equipment	2 to 15 years
Capitalized internal-use software costs	5 to 15 years
Computer hardware and software	3 to 15 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Management is required to use judgment in determining the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model, changes in the Company’s business strategy, or changes in the planned use of property and equipment could result in the actual useful lives differing from the Company’s current estimates. In those cases where the Company determines the useful life of property and equipment should be shortened or extended, the Company depreciates the net book value in excess of the estimated salvage value over its revised remaining useful life.

During fiscal year 2005, management reviewed the estimated useful lives of certain computer hardware and software in connection with completing the implementation of the JD Edwards enterprise resource planning (“ERP”) system. Based on this review, management revised the estimated useful lives of certain assets after considering (i) the Company’s historical use of its prior ERP systems, (ii) future plans for the JD Edwards ERP system, (iii) expected enhancements, and (iv) expected ongoing product support, enhancements, and maintenance commitments from the vendor. Management believed this change in estimate was appropriate given the Company’s commitment to and invested capital in the customization and future use of the JD Edwards ERP platform. As a result, the remaining estimated useful lives of certain computer hardware and software with a carrying value of approximately $27,434 were extended on March 23, 2005 to coincide with the expected service life of the assets in accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes. The weighted average remaining useful life of the assets prior to the change in estimate was approximately 80 months and the change in estimate lengthened the estimated useful lives by approximately 40 months. This change in estimate decreased depreciation expense $1,033, net of tax, or approximately $0.01 of diluted earnings per share, for the fiscal year ended March 30, 2007 and $1,063, net of tax, or approximately $0.02 of diluted earnings per share, for the fiscal year ended March 31, 2006.

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Internal-use software costs capitalized subsequent to March 23, 2005 are amortized over the estimated useful lives of the software, ranging from 5 to 15 years. Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2007, 2006, and 2005 was $262, $606, and $469, respectively.

Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is reviewed for impairment annually as of the last day of the fiscal year. An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. Because the estimated fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at March 30, 2007 and March 31, 2006.

Intangibles

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method over the following estimated useful lives.

Useful Life
Customer Relationships	7 to 20 years
Nonsolicitation Agreements	4 to 21 years
Noncompetition Agreements	3 to 6 years
Signing Bonuses	1 to 5 years
Other Intangibles	4 to 5 years

Nonsolicitation Agreements

Certain sales representatives employed by the Physician and Elder Care Businesses have executed employment agreements in exchange for a cash payment (“Nonsolicitation Agreements”). These employment agreements include nonsolicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a stated period of time subsequent to the date the sales representative ceases employment with the Company. The costs associated with these Nonsolicitation Agreements are capitalized and amortized on a straight-line basis over its estimated useful life, plus the stated nonsolicitation period. If a sales representative terminates employment prior to the end of the estimated useful life of the agreement, the remaining net book value of the asset is amortized over the stated nonsolicitation period.

During the period the sales representatives remain employed with the Company, the nonsolicitation intangible asset is evaluated for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the Company to test for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may indicate an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death, or (iv) full retirement by the sales representative. In the event the carrying value of the assets are determined to be unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. There were no material impairment charges at March 30, 2007 or March 31, 2006.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable in accordance with SFAS 144. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value.

The Company evaluates the recoverability of indefinite-lived intangible assets annually in accordance with SFAS 142. An interim review may be performed more frequently, if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.

There were no impairment charges at March 30, 2007 or March 31, 2006.

Accounts Payable

Outstanding checks in excess of cash balances available for a legal right of offset are reclassified to accounts payable. Amounts reclassified to accounts payable were approximately $27,600 and $25,600 at March 30, 2007 and March 31, 2006, respectively.

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

The Company maintains a primary casualty insurance program for its automobile liability, employers liability, and general liability risks, which in general provides limits of up to $2,000, $1,000, and $2,000, respectively. In addition, the Company maintains workers compensation policies which have statutory limits that are based on state regulations. The primary program contains a deductible of $250 per occurrence for each line of coverage, subject to a primary aggregate stop loss of approximately $6,250 for the current plan year. In addition, the Company maintains an umbrella/excess liability program to cover occurrences in excess of the underlying primary limits.

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

During fiscal year 2007, the Physician Business increased its sales in software solutions, which included sales of third party proprietary software. As a result, the Company began applying the provisions of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”) in determining whether it is appropriate to record either (i) the gross amount of product sales in revenue and related costs in cost of goods sold or (ii) the net amount earned as a commission in revenue. This determination requires management to evaluate the terms of relevant supplier contracts and other criteria, including determining the primary obligor in a transaction and which party bears general inventory risk, among other factors. Based on this evaluation, management determined that certain transactions relating to the sale of third party proprietary software required net reporting. Net sales, gross margins, and operating margins may be impacted in future periods to the extent the Company’s revenues expand into areas that require net reporting of revenue in accordance with EITF 99-19.

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

Elder Care Business.  The Elder Care Business has four primary sources of revenue: the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home health care providers; the sale of consumable products to Medicare eligible customers; the sale of equipment; and service fees earned for providing Medicare Part B billing services.

Revenue from the sale of consumable products to skilled nursing home facilities, assisted living facilities, and home health care providers is recognized when products are shipped or delivered. Revenue for these products is recorded upon shipment since at that time there is persuasive evidence that an arrangement exists, the price is fixed and determinable, and the collection of the resulting accounts receivable is reasonably assured.

Revenue from providing Medicare Part B billing services on a full-assignment basis is recognized during the period the supplies being provided to Medicare eligible patients are consumed and Medicare is billed. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed either to third-party payers or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Revenue from providing Medicare Part B billing services on a fee-for-service basis is recognized when billing services are rendered to the customer.

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

Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party suppliers. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of cost, or (iii) an increase to net sales in the accompanying statements of operations.

Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Management establishes a reserve for uncollectible transaction-based vendor rebates based on management’s judgment after considering the status of current outstanding rebate claims, historical denial experience with suppliers, and any other pertinent available information.

In accordance with Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, performance-based rebates are recognized based on a systematic estimation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning vendor rebates, provided the collection of the amounts is, in the judgment of management, reasonably assured. The factors the Company considers in estimating performance-based rebates include forecasted inventory purchases or sales volumes, in conjunction with vendor rebate contract terms, which generally provide for increasing rebates based on either increased purchases or sales volume. Performance-based rebates are recognized in income only if the related inventory has been sold.

The following table summarizes the financial statement impact of transaction-based and performance-based vendor rebates recognized by the Company and each of its segments during fiscal years 2007, 2006, and 2005.

	Physician Business			Elder Care Business			Total Company
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net sales	$4,618	$3,181	$2,165	$—	$—	$—	$4,618	$3,181	$2,165
Cost of goods sold	92,512	69,894	55,568	85,126	80,112	78,153	177,638	150,006	133,721
General and administrative expenses	6,930	5,568	5,656	991	832	916	7,921	6,400	6,572

Total	$104,060	$78,643	$63,389	$86,117	$80,944	$79,069	$190,177	$159,587	$142,458

Transaction-based and performance-based rebate contracts are negotiated periodically with vendors.

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $8,716, $7,726, and $6,019, for fiscal years 2007, 2006, and 2005, respectively. Shipping and handling costs incurred by the Company, which are included in general and administrative expenses, totaled approximately $89,968, $87,094, and $77,633, for fiscal years 2007, 2006, and 2005, respectively.

Derivative Financial Instruments

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure and are recorded in the accompanying balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized as a charge or credit to earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized as a charge or credit to earnings. Derivative instruments not designated as hedges are marked-to-market at the end of each accounting period with the results included in earnings. The Company held a position in an interest rate swap during fiscal years 2006 and 2005 that was designated as a cash flow hedge and matured on March 28, 2006. There were no derivative instruments held by the Company at March 30, 2007.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for fiscal years ended March 30, 2007, March 31, 2006, and April 1, 2005:

in thousands	2007	2006	2005
Denominator-Weighted average shares outstanding used in computing basic earnings per share	67,219	65,643	64,547
Assumed exercise of stock options(a)	934	1,088	1,017
Assumed vesting of restricted stock	102	108	43
Assumed conversion of 2.25% convertible senior notes	1,070	48	—

Denominator-Weighted average shares outstanding used in computing diluted earnings per share	69,325	66,887	65,607

(a)

Options to purchase approximately 188, 779, and 1,801 shares of common stock that were outstanding during fiscal years 2007, 2006, and 2005, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock for each fiscal year.

In accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) and the Company’s stated policy to settle the principal amount of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $17.10 (conversion price for the convertible senior notes). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average price of the Company’s common stock during fiscal years 2007 and 2006 exceeded the conversion price of $17.10. As such, 1,070 and 48 potential common shares, respectively, were included in the calculation of diluted weighted average shares outstanding.

The diluted weighted average shares outstanding may be further impacted if SFAS No. 128(R), Earnings Per Share, an amendment of FASB Statement No. 128 (“SFAS 128(R)”) is adopted. SFAS 128(R) may eliminate the Company’s ability to rely upon its stated policy to settle the principal amount of the Company’s convertible senior notes in cash, which allows the Company to exclude the stock representing the principal balance from dilutive average shares outstanding. If SFAS 128(R) becomes effective, earnings per share will be calculated under the “if-converted” method. Under this method, the number of diluted weighted average shares outstanding will include approximately 8.8 million shares and earnings used to calculate diluted earnings per share would increase approximately $2.7 million (after tax) annually for the add-back of interest expense on the convertible senior notes.

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

There was no impact to the Company’s statements of operations for outstanding stock options on April 1, 2006 as a result of adopting SFAS 123(R) because on June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R). Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options were not accelerated. As a result of the acceleration, the Company recognized contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of March 30, 2007, the maximum stock-based compensation expense would be approximately $739 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $201 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions.

Upon issuance of restricted stock prior to the adoption of SFAS 123(R), unearned compensation was charged to shareholders’ equity for the fair value of the restricted stock on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock, with stock-based compensation expense recognized on a straight-line basis over the awards’ vesting period ranging from one to five years. To the extent restricted stock was forfeited prior to vesting, the previously recognized expense was reversed as a reduction to stock-based compensation expense on the forfeiture date. However, upon adoption of SFAS 123(R), compensation expense is recognized for all equity-based awards net of estimated forfeitures over the awards’ entire vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual equity based awards forfeited. The Company recorded a reduction of compensation expense of approximately $197 during the fiscal year ended March 30, 2007 to comply with the forfeiture provisions of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented the excess tax benefit of stock option exercises as cash flows from operating activities. Upon adoption of SFAS 123(R), excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as cash flows from financing activities. Although total cash flows are not impacted by the adoption of SFAS 123(R) and remain unchanged from what would have been reported under prior accounting standards, cash flows from operating activities were reduced by $5,599 and cash flows from financing activities were increased by $5,599 during the fiscal year ended March 30, 2007.

Fair Value Disclosures—Prior to adopting SFAS 123(R)

Prior to fiscal year 2007 the Company accounted for equity-based awards in accordance with APB No. 25, and related interpretations. Except for costs related to restricted shares and restricted share units, compensation expense was not recognized in net income, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table summarizes relevant information as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), had been applied to all outstanding and unvested stock-based awards in each period.

	2006	2005
Net income, as reported	$44,257	$38,972
Stock-based employee compensation expense included in reported net income, net of related tax effects	721	405
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(721)	(5,797)

Pro forma net income	$44,257	$33,580

Earnings per share—Basic:
As reported	$0.67	$0.60
Pro forma	$0.67	$0.52
Earnings per share—Diluted:
As reported	$0.66	$0.59
Pro forma	$0.66	$0.51

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.

2005(a)
Expected dividend yield	—
Expected stock price volatility	53.3%
Risk-free interest rate	3.44-3.81%
Expected life of options (years)	5

(a)	Fiscal year 2006 is not presented, as the vesting of all outstanding options was accelerated as of April 1, 2005.

Based on these assumptions, the estimated fair value of options granted for fiscal years 2005 were approximately $178. The per share weighted average fair value of stock options granted during fiscal years 2005 was $5.34.

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

Statements of Cash Flows

The Company’s non-cash operating, investing, and financing activities during fiscal years 2007, 2006, and 2005 were as follows:

Inflow (Outflow)	2007	2006	2005
Noncash Operating Activities:
Excess tax benefits from share based compensation arrangements	$—	$6,262	$2,217
Cash surrender value benefit plan asset	(1,925)	—	—
Cash surrender value benefit plan liability	1,925	—	—
Noncash Investing Activities:
Business combinations:
Fair value of assets acquired	(312)	(8,846)	(13,686)
Liabilities assumed	1,485	6,551	7,223
Capital lease assets	(674)	(1,672)	—
Investment in variable interest entity:
Other intangibles	—	—	(225)
Other assets	240	—	(240)
Other long-term liabilities	(240)	—	240
Noncash Financing Activities:
Capital lease obligations	674	1,672	—

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the fiscal year 2007 presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 is effective as of the beginning of fiscal years commencing after December 15, 2006. As such, FIN 48 will be effective during the three months ended June 29, 2007. The Company is currently evaluating the effects of implementing this new standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal year 2009. The Company is currently assessing the impact of SFAS No. 157.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for the Company’s fiscal year 2007 annual consolidated financial statements. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

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

Fiscal Year 2006

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). SAS distributes controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians and surgery centers in all 50 states. SAS’ expertise in the distribution of controlled pharmaceutical products increased the Physician Business’ overall competency and effectiveness in serving the physician market.

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32,243 (net of cash acquired). Subsequent to closing, the purchase price was reduced and a cash payment of approximately $1,568 was received from the seller based on the actual working capital of SAS at closing compared to the target working capital defined in the purchase agreement. Of the aggregate purchase price, approximately $31,170 was paid during fiscal year 2006. A payment of $1,500 was made during the fiscal year ended March 30, 2007. The remaining $1,400 will be paid during fiscal year 2008. Under the terms of the stock purchase agreement, the Company made a joint election with the seller to treat the transaction as a purchase of assets in accordance with Section 338(h)(10) of the Internal Revenue Code.

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

On October 31, 2005, the Elder Care Business acquired certain assets and assumed certain liabilities of Clinical Support Services, Inc. (“CSSI”), a California-based medical billing and recovery services company offering services to facilities-based healthcare providers in California. During fiscal year 2007, CSSI was integrated into the existing Medicare Part B billing operations based in Franklin, Tennessee.

The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $4,475, of which approximately $1,187 and $3,288 were paid during fiscal year 2007 and 2006, respectively. There are no further payments required under the purchase agreement.

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

Pursuant to the terms of the Agreement, the Company acquired a minority interest in Tiger Medical on January 25, 2005 for $1,000. In return for its initial equity investment, the Company appointed two individuals to serve on the five-member board of directors of both Tiger Specialty Sourcing Limited and Tiger Shanghai Specialty Sourcing Co. Ltd. Under the original agreement, the Company ultimately had the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets were achieved. Additionally, if at any time during the term of the Agreement, the Company achieved the agreed-upon cost of goods savings target in any twelve-month period prior to achieving the agreed-upon sales target, then either party has the right to trigger an early buy-out of Tiger Medical by the Company. On March 26, 2007, the agreement was modified, which removed the early buy-out provisions. The Company did not make any cash payments during fiscal years 2007 or 2006 to increase its ownership interest in Tiger Medical.

The Company’s interest in Tiger Medical is considered to be a VIE as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51. The Company is considered the primary beneficiary as Tiger Medical provides sourcing services exclusively to the Company. Therefore, the financial statements of Tiger Medical are consolidated with the Company’s financial statements. The Company acquired its interest in Tiger Medical for $1,000 and the realization of this investment is dependent on the product cost savings to the Company. The Company is not obligated on any of the indebtedness of Tiger Medical nor is the Company obligated to fund any operating losses of Tiger Medical. Therefore, the $1,000 acquisition price is the only amount at risk as of March 31, 2007. The accompanying consolidated balance sheet as of March 30, 2007 and March 31, 2006 included approximately $166 and $400 of cash, respectively, and $599 of long-term debt due to the principals of Tiger Medical. The impact of consolidating the statement of operations of Tiger Medical with the Company’s statement of operations for the fiscal years ended March 30, 2007 and March 31, 2006 was immaterial.

5.	NOTES RECEIVABLE

As of March 30, 2007, the Company has two notes receivable (the “Loans”) from its former chairman and chief executive officer, which bear interest at the applicable Federal rate for long-term obligations (5.21% and 4.52% at March 30, 2007 and March 31, 2006, respectively).

The first loan (“the unsecured loan”), which was issued in September 1997 and amended during fiscal year 2003, matures on September 16, 2007 (“Maturity Date”). Principal payments are not required under the agreement until the Maturity Date. Interest payments due prior to May 2003 are deferred until the Maturity Date and interest payments are required at least annually after May 2003. Interest accrued during the period from December 31, 1997 to April 30, 2003 of approximately $561 was forgiven on December 31, 2005 as certain covenants under a noncompetition agreement were complied with through December 31, 2005. The terms of the agreement provide for forgiveness of the outstanding principal in the event of a change in control; however, the accrued interest becomes payable immediately. Although the Company maintains an insurance policy on the life of the former chairman and chief executive officer, the proceeds of which would be used to repay the outstanding principal and interest upon his death, this loan is not collaterized.

The second loan, which was issued in January 2001, matures on the earlier of (i) the death of the former chairman and chief executive officer or (ii) the termination of a split-dollar agreement (“Loan 2 Maturity Date”). This loan bears interest annually during the period from January 1, 2001 until the Loan 2 Maturity Date. Payments of both principal and interest are due upon maturity. A split-dollar life insurance policy on the former chairman and chief executive officer secures this note.

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

The following table indicates the balance sheet classification of the gross amount of the outstanding principal and accrued interest for the Loans at March 30, 2007 and March 31, 2006:

	Outstanding Principal	Accrued Interest
As of March 31, 2006:
Prepaid expenses and other	$—	$118
Other noncurrent assets	3,734	275

Total	$3,734	$393

As of March 30, 2007:
Prepaid expenses and other	$2,737	$125
Other noncurrent assets	997	324

Total	$3,734	$449

The Company received interest payments of $128 and $279 during fiscal years 2007 and 2006, respectively. Interest income, included in interest and investment income in the accompanying consolidated statements of operations, for fiscal years 2007, 2006, and 2005, was approximately $184, $177, and $187, respectively. As of March 30, 2007, there were no past due principal or interest payments outstanding under the Loans.

6.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2007	2006
Land	$9	$9
Computer hardware under capital leases	1,836	1,672
Office equipment under capital leases	510	—
Leasehold improvements	11,886	9,215
Equipment	26,303	24,067
Computer hardware and software	118,679	108,527

	159,223	143,490
Accumulated depreciation	(70,596)	(55,827)

Property and equipment, net	$88,627	$87,663

Depreciation expense, which includes amortization of capital leases, is included in general and administrative expenses in the accompanying consolidated statements of operations, and approximated $16,750, $13,932, and $14,241, for fiscal years 2007, 2006, and 2005, respectively.

7.	GOODWILL

The change in the carrying value of goodwill for the fiscal years ended March 30, 2007 and March 31, 2006 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total
Balance as of April 1, 2005	$9,788	$75,080	$749	$85,617
Purchase business combinations	16,982	1,496	—	18,478
Purchase price allocation adjustments	639	787	—	1,426

Balance as of March 31, 2006	27,409	77,363	749	105,521
Purchase business combinations	52	—	—	52
Purchase price allocation adjustments	(182)	1,975	—	1,793

Balance as of March 30, 2007	$27,279	$79,338	$749	$107,366

8.	INTANGIBLES, NET

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets by business segment and major asset class.

	As of
	March 30, 2007			March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
INTANGIBLES SUBJECT TO AMORTIZATION
Customer Relationships:
Physician Business	$8,165	$(2,346)	$5,819	$8,112	$(1,695)	$6,417
Elder Care Business	13,762	(5,824)	7,938	13,762	(3,858)	9,904

	21,927	(8,170)	13,757	21,874	(5,553)	16,321

Nonsolicitation Agreements:
Physician Business	12,034	(3,387)	8,647	11,169	(1,792)	9,377
Elder Care Business	467	(249)	218	516	(144)	372

	12,501	(3,636)	8,865	11,685	(1,936)	9,749

Noncompetition Agreements:
Physician Business	1,542	(1,149)	393	1,513	(836)	677
Elder Care Business	1,160	(701)	459	1,160	(472)	688
Corporate Shared Services	24	(13)	11	441	(424)	17

	2,726	(1,863)	863	3,114	(1,732)	1,382

Signing Bonuses:
Physician Business	1,369	(957)	412	1,470	(854)	616
Elder Care Business	764	(456)	308	1,079	(517)	562

	2,133	(1,413)	720	2,549	(1,371)	1,178

Other Intangibles:
Elder Care Business	538	(493)	45	538	(385)	153
Corporate Shared Services	226	(118)	108	225	(63)	162

	764	(611)	153	763	(448)	315

Total intangible assets subject to amortization	40,051	(15,693)	24,358	39,985	(11,040)	28,945

INTANGIBLES NOT SUBJECT TO AMORTIZATION
Tradename:
Physician Business	5,400	—	5,400	5,400	—	5,400

Total unamortized intangible assets	5,400	—	5,400	5,400	—	5,400

Total intangible assets	$45,451	$(15,693)	$29,758	$45,385	$(11,040)	$34,345

Total amortization expense for intangible assets for the fiscal years ended March 30, 2007, March 31, 2006, and April 1, 2005, was $5,908, $6,298, and $4,537, respectively.

The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2008	$5,354
2009	4,612
2010	4,011
2011	3,090
2012	1,798
Thereafter	5,493

Total	$24,358

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	March 30, 2007	March 31, 2006
Customer relationships	6.7	7.4
Nonsolicitation Agreements	7.9	8.1
Noncompetition Agreements	2.9	3.3
Signing Bonuses	1.7	2.4
Other Intangibles	1.5	2.2

Total weighted-average period	6.8	7.2

Future minimum payments required under noncompetition agreements at March 30, 2007 are $99.

9.	ACCRUED EXPENSES

Accrued expenses at March 30, 2007 and March 31, 2006 were as follows:

	2007	2006
Accrued payroll	$13,611	$12,120
Accrued incentive compensation costs	10,435	9,596
Other	13,178	12,783

Accrued expenses	$37,224	$34,499

10.	DEBT

Outstanding debt consists of the following, in order of priority:

	As of
	March 30, 2007	March 31, 2006
2.25% convertible senior notes	$150,000	$150,000
Capital lease obligations	1,413	1,364
Other bank debt	1,500	—

Total debt	152,913	151,364
Less: Current portion of long-term debt	2,238	509

Long-term debt	$150,675	$150,855

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

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended March 30, 2007, therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2008. Accordingly, at March 30, 2007, the notes are classified as Long Term Debt in the Consolidated Balance Sheets. As of March 30, 2007, the fair value of the convertible senior notes was approximately $193.9 million and the value of the shares, if converted, was approximately $185.5 million.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “Credit Agreement”), which matures on June 30, 2010 and is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus an applicable margin based on Availability, or at LIBOR plus an applicable margin based on Availability. Additionally, the Credit Agreement bears interest at a fixed rate of 0.25% for any unused portion of the facility.

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

Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, and the issuance of letters of credit. As of March 30, 2007, the Company has outstanding letters of credit totaling $374.

There were no outstanding borrowings under the revolving line of credit as of March 30, 2007 and March 31, 2006. After reducing Availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow up to $199.6 million (excluding the additional increase of $50 million) under the revolving line of credit. Outstanding borrowings during the fiscal year ended March 30, 2007 bore interest at the bank’s prime rate plus an applicable margin. Daily borrowings were insignificant. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended March 30, 2007, March 31, 2006, and April 1, 2005, was 7.60%, 3.89%, and 4.09%, respectively.

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

During fiscal year 2004, the Company entered into an interest rate swap agreement that matured on March 28, 2006. The purpose of this swap agreement was to hedge the variable interest rate of its revolving line of credit. The notional amount of the swap originally was $35 million and was reduced to $25 million on July 19, 2004. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.195%, plus an applicable margin as determined by the Credit Agreement. This interest rate swap was designated as a cash flow hedge in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value were recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets. Under the terms of the interest rate swap agreement, the Company made monthly payments based on the fixed rate and received interest payments based on 1-month LIBOR. The changes in market value of this financial instrument were highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement were recorded as reductions or additions to interest expense. During fiscal years 2006 and 2005, the Company recorded an unrealized (loss) gain, net of related tax effects, for the estimated fair value of the swap agreement in accumulated other comprehensive income of ($231) and $271, respectively.

Capital Lease Obligations

The Company leases certain computer hardware and office equipment at an aggregate annual rental of approximately $797. The equipment is capitalized at its fair market value, which approximates the present value of the future minimum lease payments, and is amortized over the useful life of the asset. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 30, 2007.

Fiscal Year:
2008	$797
2009	472
2010	144
2011	91
2012	—

Total minimum lease payments	1,504
Less: amount representing interest	91

Present value of net minimum lease payments	$1,413

11.	INCOME TAXES

The provision for income taxes from continuing operations is detailed below:

	2007	2006	2005
Current tax provision (benefit):
Federal	$28,054	$946	$(533)
State	3,467	148	(68)

Total current provision (benefit)	31,521	1,094	(601)

Deferred tax (benefit) provision:
Federal	(1,478)	22,021	15,392
State	(183)	2,722	1,979

Total deferred (benefit) provision	(1,661)	24,743	17,371

Total income tax provision	$29,860	$25,837	$16,770

A reconciliation of the total income tax provision as presented in the consolidated statements of operations is as follows:

	2007	2006	2005
Benefit for income taxes recorded in stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	$(5,599)	$(6,262)	$(2,217)
Unrealized (loss) gain on interest rate swap recognized for financial reporting purposes	—	(141)	167

	(5,599)	(6,403)	(2,050)
Provision for income taxes from continuing operations	29,860	25,837	16,770
Benefit for income taxes recorded as a reduction to goodwill	—	(97)	(1,522)
Benefit for income taxes from loss on disposal of discontinued operations	—	—	(1,849)

Total income tax provision	$24,261	$19,337	$11,349

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2007	2006	2005
Income from continuing operations before provision for income taxes	$80,341	$70,094	$56,154

Tax provision at the 35% statutory rate	28,119	24,533	19,654

Increase (decrease) in taxes:
State income tax, net of Federal benefit	2,135	1,913	1,241
Meals and entertainment	546	573	432
State net operating loss impairment	—	—	130
Officer life insurance	(812)	(1,566)	(384)
Reversal of valuation allowance and IRS tax settlement	—	(312)	(5,133)
Other, net	(128)	696	830

Total increase (decrease) in taxes	1,741	1,304	(2,884)

Total income tax provision	$29,860	$25,837	$16,770

Effective tax rate	37.2%	36.9%	29.9%

At March 30, 2007 and March 31, 2006, the Company recorded an income tax payable of $912 and an income tax receivable of $12,566, respectively, related to current income tax filings and Internal Revenue Service (“IRS”) audit settlements.

Deferred income taxes for fiscal years 2007 and 2006 reflect the impact of temporary differences between the financial statement and tax basis of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at March 30, 2007 and March 31, 2006 are detailed below:

	2007	2006
Deferred tax assets:
Deferred compensation	$20,192	$16,209
Net operating loss and tax credit carryforwards	2,989	8,899
Allowance for doubtful accounts and sales returns	6,176	6,286
Accrued incentive compensation	1,942	—
Other accrued expenses	2,379	2,511
Inventory uniform cost capitalization	2,732	2,036
Inventory obsolescence	1,817	1,185
Restructuring and other nonrecurring costs and expenses	—	357
Charitable contribution carryover	—	251
Other	128	865

Gross deferred tax assets	38,355	38,599
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	38,355	38,599

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(12,576)	(12,456)
Capitalized software development costs	(1,248)	(6,222)
Interest on convertible debt instrument	(9,402)	(6,178)
Excess of tax amortization over book amortization	(3,374)	(1,554)
Other	(814)	(1,599)

Gross deferred tax liabilities	(27,414)	(28,009)

Deferred tax assets, net	$10,941	$10,590

The deferred tax accounts at March 30, 2007 and March 31, 2006 include current deferred income tax assets of $8,776 and $12,959, respectively; non-current deferred income tax assets of $2,165 and $0, respectively, included in other assets; and non-current deferred income tax liabilities of $0 and $2,369, respectively, included in other noncurrent liabilities. Management believes that the deferred tax assets as of March 30, 2007 will be realizable to offset the projected future taxable income.

At March 30, 2007 the Company has state net operating loss (“NOL”) carryforwards for income tax purposes of approximately $7,391 (pre-tax), which expire from 2008 to 2023. Management has concluded that it is more likely than not that the tax benefits related to the net operating losses will be realized and hence no valuation allowance has been provided.

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

During the three months ended December 31, 2004, the IRS completed fieldwork on the audit of the Federal income tax returns for the fiscal years ended March 29, 2002 and March 28, 2003. The Company appealed certain findings, which primarily related to timing of tax deductions, with the Appeals Office of the IRS. During the three months ended March 30, 2007, the Company and the Appeals Office of the IRS reached a settlement. The resolution of these audits resulted in the IRS issuing the Company a net refund of $1,863 of overpayment credits which was used to reduce the amount of cash required to satisfy fiscal year 2007 estimated tax payment liabilities.

12.	SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by approving the repurchase of an additional 5%, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. The following table presents repurchase activity during fiscal years 2007, 2006 and 2005, as well as remaining shares under the stock repurchase program:

(in thousands)	Number of Shares
Shares approved for repurchase—June 8, 2004	3,248
Shares approved for repurchase—December 6, 2006	3,393

Total shares approved	6,641

Shares Repurchased:
Fiscal Year 2005	(1,001)
Fiscal Year 2006	(14)
Fiscal Year 2007	(2,127)

Remaining shares available for repurchase at March 30, 2007	3,499

During fiscal year 2005, the Company repurchased approximately 1.0 million shares of common stock under this program at an average price of $9.91 per common share for approximately $9,918. During fiscal year 2007, the Company repurchased approximately 2.1 million shares of common stock under this program at an average price of $20.17 per common share for approximately $42,899.

Equity Incentive Plans

The Company has equity incentive plans for the benefit of certain officers, directors, and employees. The Compensation Committee of the Board of Directors has discretion to make grants under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash.

On June 7, 2006, the Board of Directors approved the PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan became effective as of August 24, 2006, the date on which shareholders approved the plan. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”). Grants under the 2006 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is approximately 2,176 as of March 30, 2007.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is approximately 348 as of March 30, 2007. It is the Company’s policy to issue shares of common stock upon exercise of stock options or the grant of restricted stock from those shares reserved for issuance under the stock incentive plans.

The Company also has the following stock incentive plans under which new awards are no longer granted: 1999 Long-Term Incentive Plan, 1994 Long-Term Stock Plan, Amended and Restated Directors’ Stock Plan,

1997 Gulf South Medical Supply Plan, Amended and Restated 1994 Long-Term Incentive Plan, 1992 Gulf South Medical Supply Plan, and 1999 Broad-Based Employee Stock Plan. Awards outstanding under these plans may still be exercised in accordance with their terms.

Prior to fiscal year 2005, the Company primarily awarded stock options with an original term of 5 to 10 years under these equity incentive plans. On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). As such, all outstanding options under the plans became exerciseable. Since the acceleration, there have been no new stock option grants, as the Company primarily uses restricted stock for equity compensation.

Outstanding stock-based awards granted under equity incentive plans are as follows:

(in thousands)	March 30, 2007	March 31, 2006	April 1, 2005
Stock options(a)	2,366	3,985	6,666
Restricted stock(b)	405	286	208
Deferred stock units(a)	9	6	—

Total outstanding stock-based awards	2,780	4,277	6,874

(a)	Amounts are excluded from shares of common stock issued and outstanding.
(b)	Amounts as of March 30, 2007 are included in share of common stock issued and outstanding on the face of the balance sheet, but are not considered outstanding for accounting purposes under SFAS 123(R) until restrictions lapse.

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

There was no impact to the Company’s statements of operations for outstanding stock options on April 1, 2006 as a result of adopting SFAS 123(R) because on June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R). Under SFAS 123(R), the Company estimated that a compensation charge of approximately $2,833, net of tax, would have been recorded in future periods if the vesting of the stock options were not accelerated. As a result of the acceleration, the Company recognized contingent compensation expense equal to the difference between the fair market value of the common stock on the modification date and the option exercise price for the estimated number of options that, absent the acceleration, would have expired unexercisable as a result of the termination of the holders’ employment prior to the original vesting dates of the options. As of March 30, 2007, the maximum stock-based compensation expense would be approximately $739 if all holders benefited from this amendment with respect to outstanding options. Since June 7, 2004, the date the options were modified, the Company has estimated and recognized compensation expense of approximately $201 based on its historical option forfeiture rate. This liability may be adjusted in future periods based on actual experience and changes in management assumptions.

Upon issuance of restricted stock prior to the adoption of SFAS 123(R), unearned compensation was charged to shareholders’ equity for the market value of the restricted stock, with stock-based compensation expense recognized on a straight-line basis over the awards’ vesting period ranging from one to five years. To the extent restricted stock was forfeited prior to vesting, the previously recognized expense was reversed as a reduction to stock-based compensation expense on the forfeiture date. However, upon adoption of SFAS 123(R), compensation expense is recognized for all equity-based awards net of estimated forfeitures over the awards’ vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual equity based awards forfeited. The Company recorded a reduction of compensation expense of approximately $197 during the fiscal year ended March 30, 2007 to comply with the forfeiture provisions of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as cash flows from financing activities. Although total cash flows are not impacted by the adoption of SFAS 123(R) and remain unchanged from what would have been reported under prior accounting standards, cash flows from operating activities were reduced by $5,599 and cash flows from financing activities were increased by $5,599 during the fiscal year ended March 30, 2007.

Stock Option Awards

The following table summarizes the number of common shares to be issued upon exercise of outstanding options and the number of common shares remaining available for future issuance under the existing stock incentive plans at March 30, 2007:

(in thousands)	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
1999 Long-Term Incentive Plan(a)	1,284	—
1994 Long-Term Stock Plan(a)	386	—
Amended and Restated Directors’ Stock Plan(a)	264	—
1997 Gulf South Medical Supply Plan(a)	106	—
PSS World Medical, Inc. 2006 Incentive Plan(b)	—	2,176
2004 Non-Employee Directors Compensation Plan(c)	—	348

	2,040	2,524
Equity compensation plan not approved by shareholders:
1999 Broad-Based Employee Stock Plan(a)	326	—

Total	2,366	2,524

(a)	These plans are terminated; however, options remain outstanding at March 30, 2007 which are exercisable.
(b)	This plan superceded the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan and was approved by shareholders on August 24, 2006.
(c)	This plan superceded the Amended and Restated Directors’ Stock Plan and was approved by shareholders during fiscal year 2005.

The following table summarizes the stock option activity during the period from April 2, 2004 to March 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance, April 2, 2004	7,690	$9.46
Granted	35	$10.72
Exercised	(937)	$5.86
Forfeited	(122)	$9.69

Balance, April 1, 2005	6,666	$9.97	3.6	$15,264
Granted	—	—
Exercised	(2,373)	$8.55
Forfeited	(308)	$15.07

Balance, March 31, 2006	3,985	$10.42	3.1	$36,100
Granted	—	—
Exercised	(1,598)	$10.62
Forfeited	(21)	$8.90

Balance, March 30, 2007(a)	2,366	$10.30	2.8	$25,962

(a)	This balance represents stock options that are both outstanding and exercisable since the vesting of unvested stock options outstanding as of April 1, 2005 was accelerated on June 7, 2004.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $21.14 on the last trading day of the Company’s fiscal year end and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on March 30, 2007. This amount changes over time based on changes in the fair market value of the Company’s stock.

The total intrinsic value of stock options exercised during fiscal year March 30, 2007 and March 31, 2006 was $14,619 and $16,936, respectively. Cash received from stock option exercises during the fiscal year ended March 30, 2007 and March 31, 2006 was approximately $16,963 and $20,302, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled approximately $5,266 and $6,289 during the fiscal year ended March 30, 2007 and March 31, 2006, respectively.

Restricted Stock Awards

The following table summarizes the restricted stock activity during the period from April 2, 2004 to March 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Balance, April 2, 2004	24	$7.35
Granted	197	$10.74
Vested	(8)	$6.52
Forfeited	(5)	$10.72

Balance, April 1, 2005	208	$10.50
Granted	155	$14.55
Vested	(64)	$10.59
Forfeited	(13)	$11.88

Balance, March 31, 2006	286	$12.62
Granted	237	$19.73
Vested	(103)	$11.73
Forfeited	(15)	$14.01

Balance, March 30, 2007	405	$16.96

Total compensation expense for restricted stock grants during the fiscal years ended March 30, 2007, March 31, 2006, and April 1, 2005, was $1,744, $1,161, and $507, respectively, with related income tax benefits of $661, $440 and $192, respectively. The total fair value of shares vested during the fiscal year ended March 30, 2007 was $2,023.

Scheduled vesting for outstanding restricted stock is as follows:

Number of Shares
Fiscal Year:
2008	146
2009	141
2010	61
2011	57
2012 and thereafter	—

Total	405

The estimated compensation expense for the next five fiscal years for all outstanding restricted stock grants is expected to be recognized over a weighted average period of 2.8 years and is as follows:

Fiscal Year:
2008	$1,859
2009	1,276
2010	990
2011	429
2012	—

Total	$4,554

13.	EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of mutual funds or to acquire an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 50% of the employee deferrals up to 6% of their compensation or (ii) $1,200. This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal year ended March 30, 2007, March 31, 2006, and April 1, 2005, the Company contributed approximately $1,626, $1,516, and $1,377, respectively, to the Plan under this matching arrangement. The Plan owned approximately 1.8 million, 2.0 million, and 2.3 million shares of the Company’s common stock at March 30, 2007, March 31, 2006, and April 1, 2005, respectively.

During fiscal year 2007, the plan was amended to formally comply with IRS regulations released in December 2004. The amendment modified existing provisions of the plan as follows: i) added provisions for receiving a hardship withdrawal, which included the payment of burial or funeral expenses and the repair of damage to a principal residence and ii) placed a restriction on certain contributions relating to the Actual Deferral Percentage (ADP) test. These amendments were effective for the plan year beginning April 1, 2006.

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

During fiscal years 2007, 2006, and 2005, the Company matched approximately $1,728, $2,417, and $1,681, respectively, of employee deferrals. The cash surrender value of the corporate-owned, life insurance policies, which is recorded in other long-term assets in the accompanying consolidated balance sheets, was approximately $54,333 and $42,493, at March 30, 2007 and March 31, 2006, respectively. In addition, the deferred compensation liability, which is recorded in other non-current liabilities in the accompanying consolidated balance sheets, was approximately $52,762 and $42,185 at March 30, 2007 and March 31, 2006, respectively.

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

During fiscal year 2006, the Compensation Committee approved the 2006 Shareholder Value Plan (“2006 SVP”). The performance period under the 2006 SVP is the 36-month period from April 2, 2005 to March 28, 2008. Target awards under the 2006 SVP are calculated as three times the participant’s base salary times an award factor ranging from 15% to 55% in effect at the inception of the performance period for all officer levels and performance goals are based on planned cumulative earnings per share. Participants have the opportunity to earn from 50% to 150% of their target award, based on planned cumulative earnings per share. The planned cumulative earnings per share measured for performance under the plan includes the after-tax effect of the compensation costs related to the 2006 SVP. The Company accrued approximately $5,000 of compensation cost as of March 30, 2007, of which $2,000 was accrued as of March 31, 2006. The Company expects the target payout to be approximately $8,100.

14.	OPERATING LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases. Certain lease commitments provide that the Company pays taxes, insurance, and maintenance expenses related to the leased assets. Many of the Company’s leases contain predetermined fixed escalations of the minimum rentals during the initial term. For these leases, the Company has recognized the related rental expense on a straight-line basis and has recorded the difference between the expense charged to income and amounts payable under the leases as other non-current liabilities in the accompanying balance sheets.

Rent expense, including common area maintenance, for operating leases approximated $24,499, $22,559, and $21,034, for fiscal years 2007, 2006, and 2005, respectively. As of March 30, 2007, future minimum payments, including estimated common area maintenance, by fiscal year and in the aggregate, required under non-cancelable operating leases are as follows:

Fiscal Year:
2008	$25,433
2009	20,979
2010	15,914
2011	11,909
2012	9,184
Thereafter	9,316

Total	$92,735

15.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Note 1, Nature of Operations, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company’s business segments:

	2007	2006	2005
NET SALES:
Physician Business	$1,227,520	$1,086,820	$959,017
Elder Care Business	514,119	532,597	514,752

Total net sales	$1,741,639	$1,619,417	$1,473,769

NET SALES BY PRODUCT TYPE:
Consumable products	$1,247,541	$1,196,190	$1,116,472
Pharmaceutical products	302,892	231,119	183,710
Equipment	165,659	170,961	156,687
Billing services	12,215	10,240	8,716
Customer freight charges	8,714	7,726	6,019
Vendor incentive income	4,618	3,181	2,165

Total net sales	$1,741,639	$1,619,417	$1,473,769

INCOME FROM OPERATIONS:
Physician Business	$84,112	$75,394	$61,971
Elder Care Business	21,640	15,891	23,572
Corporate Shared Services	(23,265)	(18,876)	(23,984)

Total income from operations	$82,487	$72,409	$61,559

DEPRECIATION:
Physician Business	$7,847	$7,458	$9,139
Elder Care Business	4,036	2,446	1,639
Corporate Shared Services	4,867	4,028	3,463

Total depreciation	$16,750	$13,932	$14,241

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$3,079	$2,838	$1,642
Elder Care Business	2,712	3,238	2,736
Corporate Shared Services	117	222	159

Total amortization of intangible assets	$5,908	$6,298	$4,537

	2007	2006	2005
PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,382	$1,535	$1,605
Elder Care Business	3,151	4,107	3,476
Corporate Shared Services	0	(3,233)	187

Total provision for doubtful accounts and notes receivable	$4,533	$2,409	$5,268

INTEREST EXPENSE:
Physician Business	$4,101	$4,130	$3,328
Elder Care Business	7,840	7,445	7,000
Corporate Shared Services	(6,595)	(5,691)	(3,472)

Total interest expense	$5,346	$5,884	$6,856

PROVISION FOR INCOME TAXES:
Physician Business	$30,885	$27,076	$23,393
Elder Care Business	5,274	3,161	6,607
Corporate Shared Services	(6,299)	(4,400)	(13,230)

Total provision for income taxes	$29,860	$25,837	$16,770

CAPITAL EXPENDITURES:
Physician Business	$4,531	$1,954	$2,687
Elder Care Business	447	1,499	4,336
Corporate Shared Services	12,288	13,554	18,908

Total capital expenditures	$17,266	$17,007	$25,931

	2007	2006
ASSETS:
Physician Business	$413,646	$389,206
Elder Care Business	266,472	266,006
Corporate Shared Services	94,857	81,763

Total assets	$774,975	$736,975

16.	COMMITMENTS AND CONTINGENCIES

Settlement of Litigation

In May 1998, the Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The lawsuit alleged that the defendants engaged in violations of Sections 14(a) and 20(a) of the Securities Exchange Act and SEC Rule 14a-9. The allegations referenced a decline in the Company’s stock price following an announcement by the Company in May 1998 regarding the Gulf South Medical Supply, Inc. merger. On September 9, 2005, the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement, which reflected the settlement reached by all the parties to the litigation for a cash payment of approximately $16,500, of which approximately $12,700 was recovered through existing insurance policies. A hearing on the Joint Motion for Preliminary Approval of Class Action Settlement was held on October 7, 2005. The final fairness hearing was held on December 20, 2005. The Court entered the Final Judgment and Order of Dismissal with Prejudice on December 20, 2005. During the three months ended December 30, 2005, the Company made payments totaling approximately $3,800 to cover the uninsured losses and professional fees relating to this matter. As a result of these payments and the final fairness hearing, all obligations to the plaintiffs related to this litigation matter have been satisfied by the Company as of December 30, 2005. During fiscal year 2007, the Company obtained a favorable settlement under separate litigation relating to this lawsuit resulting in a net gain of $1,778.

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

Purchase Commitments

During February 2006, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $10,420 at March 30, 2007 and are based on management’s estimate of current pricing.

During September 2006, the Company entered into an agreement to purchase a minimum number of chemistry systems through December 31, 2007. This purchase commitment is valued at $1,875 at March 30, 2007, and is based on management’s best estimate of current pricing.

Additionally, during October 2006, the Company entered into an exclusive distributor agreement with another supplier to purchase a minimum number of chemistry analyzers through September 29, 2007. To maintain its primary exclusive distributor appointment, the Company must notify the supplier of product mix changes for the following twelve-month period within 30 days of the agreement term. However, in no event shall such amount be less than 35 analyzers. As of March 31, 2007, this purchase commitment was valued at approximately $4,085.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products™ brand (“Select™”) for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of March 30, 2007, the Company has not terminated a contract with a Select™ vendor which would require the Company to purchase the vendor’s remaining inventory.

17.	DISCONTINUED OPERATIONS

On September 26, 2002, the Company’s Board of Directors adopted a plan to dispose of the Imaging Business, reflecting a strategic decision by management to focus the Company’s efforts on its Physician and Elder Care Businesses. Accordingly, the results of operations of the Imaging Business and the loss on disposal of discontinued operations were classified as “discontinued operations” in accordance with SFAS 144. On November 18, 2002, the Company completed the sale of DI to Imaging Acquisition Corporation (the “Buyer”), a wholly owned subsidiary of Platinum Equity, LLC, a private equity firm (“Platinum”) through a Stock Purchase Agreement. Under the Stock Purchase Agreement, the purchase price was $45,000 less (i) an adjustment for any change in net asset value from the initial net asset value target date and (ii) an adjustment for any change in the net cash from the initial net cash target date (collectively “Purchase Price”).

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

The following table details the loss on disposal of discontinued operations for fiscal years 2007, 2006, and 2005.

	For the Fiscal Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
Loss on disposal of discontinued operations before benefit for income taxes	$—	$—	$(2,261)
Benefit for income taxes	—	—	1,849

Loss on disposal of discontinued operations	$—	$—	$(412)

The pre-tax loss on disposal of discontinued operations for the fiscal year ended April 1, 2005 represented (i) a true-up of management’s estimated net asset adjustment to the actual net asset adjustment as indicated in the arbitrator’s final ruling of $1,821, (ii) interest of $458, and (iii) legal and professional fees of $471, offset by a reversal of the remaining accrued loss on disposal of $489 in order to true-up management’s estimated legal and professional fees based on actual payments made.

18.	SUBSEQUENT EVENT

On May 25, 2007, the Company signed a definitive agreement to acquire the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The final purchase price, subject to certain adjustments, is estimated to be $12.6 million, plus the retirement of $2.6 million of debt. The acquisition is expected to close during the first quarter of fiscal year 2008 and will be accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2007 and 2006. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the number of selling days in a quarter, the timing of business combinations, and changes in customer’s buying patterns of supplies, equipment, and pharmaceutical products. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

The quarterly results of operations during the three months ended December 29, 2006 fluctuated as a result of recognizing approximately $33,326 of influenza vaccine sales, offset by a write-down of $7,058 for excess influenza vaccine inventory (Refer to Item 7. Management’s Discussion and Analysis, for a further discussion).

	Fiscal Year 2007
	Q1	Q2	Q3	Q4	Total
Net sales(A)	$413,135	$427,059	$458,421	$443,024	$1,741,639
Gross profit	119,902	123,856	123,235	133,017	500,010
Net income	10,955	12,775	11,120	15,631	50,481

Earnings per share—Basic	$0.16	$0.19	$0.17	$0.23	$0.75
Earnings per share—Diluted	$0.16	$0.18	$0.16	$0.23	$0.73

	Fiscal Year 2006
	Q1	Q2	Q3	Q4	Total
Net sales	$387,129	$385,819	$423,781	$422,688	$1,619,417
Gross profit	110,475	112,307	120,074	124,469	467,325
Net income	$8,140	$10,785	$12,421	$12,911	$44,257
Earnings per share—Basic	$0.13	$0.16	$0.19	$0.19	$0.67
Earnings per share—Diluted	$0.12	$0.16	$0.19	$0.19	$0.66

(A)

Quarterly net sales have been adjusted from previously reported amounts. During the fourth quarter of fiscal year 2007, the Company properly reclassified certain transactions from cost of sales to net sales. Such adjustments were deemed immaterial on quarterly net sales, but have been retroactively restated in this schedule to improve comparability.

P SS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 30, 2007, MARCH 31, 2006, AND APRIL 1, 2005

(Dollars in Thousands)

Valuation Allowance for Accounts Receivable	Balance at Beginning of Period	Provision Charged to Expense	Write-offs	Balance at End of Period
Fiscal year ended April 1, 2005	$10,020	$5,081	$5,496	$9,605
Fiscal year ended March 31, 2006	9,605	5,642	4,749	10,498
Fiscal year ended March 30, 2007	$10,498	$4,533	$6,345	$8,686

Valuation Allowance for Notes Receivable	Balance at Beginning of Period	Provision Charged to Expense	Write-offs	Balance at End of Period
Fiscal year ended April 1, 2005	$3,607	$187	$—	$3,794
Fiscal year ended March 31, 2006	3,794	(3,233)	561	—
Fiscal year ended March 30, 2007	$—	$—	$—	$—

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision Charged to Expense	Utilizations	Balance at End of Period
Fiscal year ended April 1, 2005	$5,552	$(5,214)	$—	$338
Fiscal year ended March 31, 2006	338	(338)	—	—
Fiscal year ended March 30, 2007	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of March 30, 2007.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 30, 2007, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that PSS World Medical, Inc. and subsidiaries (the Company), maintained effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PSS World Medical, Inc. maintained effective internal control over financial reporting as of March 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, PSS World Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of March 30, 2007 and March 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2007, and our report dated May 25, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

May 25, 2007

Jacksonville, Florida

Certified Public Accountants

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 regarding the Company’s directors and executive officers and the Company’s corporate governance is incorporated herein by reference to the Company's definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), relating to the Company’s fiscal year 2007 Annual Meeting of Shareholders under the caption “Directors and Executive Officer” and “Committees of the Board of Directors.”

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Company provides public access to its Code of Ethics, which may be viewed free of charge on the Company’s web site www.pssworldmedical.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Corporate Controller) on its web site.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

There have been no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company’s last disclosure of such procedures, which appeared in the Company’s definitive 2006 Proxy Statement filed pursuant to Regulation 14A on July 25, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to the Company's definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2007 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2007 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The Company maintains several stock incentive plans (the “Plans”) for the benefit of employees, officers, and directors. The following table summarizes the potential dilution that could occur from past and future equity grants for all Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,040,000	$10.70	2,524,000	(2)

Equity compensation plan not approved by security holders(1)	326,000	$7.81	—

Total	2,366,000	$10.30	2,524,000

(1)	The 1999 Broad-Based Employee Stock Plan is the only equity compensation plan that is not approved by shareholders. Under this plan, 2,600,000 shares of the Company's common stock were originally reserved for issuance to employees and consultants. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options, restricted stock, or unrestricted stock awards. The exercise price of options granted shall be at least the fair market value of the Company's common stock on the date of grant. Unless otherwise specified by the Compensation Committee, options become fully vested and exercisable three years from the date of grant. Restricted stock awards, which generally vest over a three-year period, may not be sold or transferred until the completion of such periods of service or achievement of such conditions as specified by the Compensation Committee. Upon a change in control of the Company, all stock awards shall become fully vested and exercisable, and all restrictions on restricted stock awards shall lapse.
(2)	All of these shares are available for issuance pursuant to awards of restricted stock, unrestricted stock, or performance awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to the Company's definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2007 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended March 30, 2007, March 31, 2006, and April 1, 2005	F-43

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (4)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (8)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (8)

3.2	Amended and Restated Bylaws, dated as of August 26, 2005. (28)

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc. (18)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee. (18)

4.3	Form of 2.25% Convertible Senior Note due 2024. (18)

4.4	Shareholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. (5)

4.5a	Amendment to Shareholder Protection Rights Agreement, dated as of June 21, 2000, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. (6)

4.5b	Amendment to Shareholder Protection Rights Agreement, dated as of April 12, 2002, between the Company and First Union National Bank, as Successor Rights Agent. (9)

10.1*	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2*	Amended and Restated Directors Stock Plan. (15)

10.3*	Amended and Restated 1994 Long-Term Incentive Plan. (3)

Exhibit Number	Description

10.4*	Amended and Restated 1994 Long-Term Stock Plan. (15)

10.5*	1994 Employee Stock Purchase Plan. (2)

10.6*	1994 Amended Incentive Stock Option Plan. (1)

10.7*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001). (15)

10.8*	1999 Broad-Based Employee Stock Plan. (15)

10.9*	Shareholder Value Plan (Portions omitted pursuant to a request for confidential treatment-Separately filed with the SEC). (24)

10.10*	Description of Executive Officer Annual Incentive Bonus Program. (28)

10.11	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment—Separately filed with the SEC). (16)

10.12*	Amended and Restated Savings Plan. (10)

10.12a*	First Amendment to the Amended and Restated Savings Plan. (12)

10.12b*	Second Amendment to the Amended and Restated Savings Plan. (14)

10.12c*	Third Amendment to the Amended and Restated Savings Plan. (15)

10.12d*	Fourth Amendment to the Amended and Restated Savings Plan. (16)

10.12e*	Fifth Amendment to the Amended and Restated Savings Plan. (17)

10.12f*	Sixth Amendment to the Amended and Restated Savings Plan. (23)

10.12g*	Seventh Amendment to the Amended and Restated Savings Plan.

10.13	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (15)

10.13a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (17)

10.13b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (18)

10.13c	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (20)

10.13d	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (21)

10.13e	Sixth Amendment to Credit Agreement, dated as of June 30, 2005, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (27)

Exhibit Number	Description

10.14*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Jeffrey H. Anthony. (23)

10.14a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Jeffrey H. Anthony. (23)

10.15*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson. (14)

10.16*	Employment Agreement, dated as of August 16, 2005, by and between the Company and Gary A. Corless. (25)

10.17*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English. (19)

10.18*	Employment Agreement, dated as of January 1, 2002, by and between the Company and Bradley J. Hilton. (23)

10.19*	Employment Agreement, dated as of April 1, 2001, by and between the Company and Mary M. Jennings. (23)

10.20*	Employment Agreement, dated as of February 21, 2000, by and between the Company and David D. Klarner. (23)

10.20a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David D. Klarner. (23)

10.21*	Employment Agreement, dated as of April 1, 2003, by and between the Company and Gary J. Nutter. (17)

10.22*	Employment Agreement, dated as of April 1, 2000, by and between the Company and David H. Ramsey. (23)

10.23*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (7)

10.23a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (7)

10.24*	Employment Agreement, dated as of July 10, 2003, by and between the Company and David A. Smith. (15)

10.25*	Employment Agreement, dated as of November 19, 2002, by and between the Company and Robert C. Weiner. (23)

10.26*	Severance Agreement, dated as of March 21, 2001, by and between the Company and Patrick C. Kelly. (7)

10.26a*	Amendment to Severance Agreement, dated as of October 30, 2002, by and between the Company and Patrick C. Kelly. (14)

10.27	Stock Purchase Agreement, dated as of October 28, 2002, among PSS World Medical, Inc., Imaging Acquisition Corporation, and Platinum Equity, LLC. (11)

10.27a	Amendment to Stock Purchase Agreement, dated as of November 18, 2002, among PSS World Medical, Inc., Diagnostic Imaging, Inc., Imaging Acquisition Corporation and Platinum Equity, LLC. (13)

Exhibit Number	Description

10.28*	PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (21)

10.28a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (26)

10.28b*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004. (21)

10.29*	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (21)

10.29a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (26)

10.29b*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004. (21)

10.30*	PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (21)

10.30a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (26)

10.30b*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2004. (21)

10.31*	PSS World Medical, Inc. Directors’ Deferred Compensation Plan. (19)

10.32*	PSS World Medical, Inc. 2004 Non-Employee Directors’ Deferred Compensation Plan. (21)

10.32a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated 2004 Non-Employee Directors’ Deferred Compensation Plan, as amended through August 24, 2006. (29)

10.33*	Form of Restricted Stock Award Agreement. (25)

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of PSS World Medical, Inc. (25)

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* Represents a management contract or compensatory plan or arrangement.

Footnote References
(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.
(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(3)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.
(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 22, 1998.
(6)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(8)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
(9)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 29, 2002.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed October 30, 2002.
(12)	Incorporated by Reference to the Company’s Current Report on Form 10-Q, for the quarter ended September 27, 2002.
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed November 20, 2002.
(14)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.
(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(16)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(18)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.
(19)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2004.
(20)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(21)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.
(22)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(23)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2005.
(24)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.
(25)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(26)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2005.
(27)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 7, 2005.
(28)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
(29)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 25, 2007.

PSS WORLD MEDICAL, INC

By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Smith David A. Smith	President, Chief Executive Officer, and Chairman of the Board of Directors	May 25, 2007

/s/ Charles E. Adair Charles E. Adair	Director	May 25, 2007

/s/ Alvin R. Carpenter Alvin R. Carpenter	Director	May 25, 2007

/s/ T. O’Neal Douglas T. O’Neal Douglas	Director	May 25, 2007

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	May 25, 2007

/s/ Delores P. Kesler Delores P. Kesler	Director	May 25, 2007

/s/ Stephen H. Rogers Stephen H. Rogers	Director	May 25, 2007

/s/ Jeffrey C. Crowe Jeffrey C. Crowe	Director	May 25, 2007

/s/ David M. Bronson David M. Bronson	Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)	May 25, 2007