Form 10-Q
period 2007-06-29
PSS WORLD MEDICAL INC
filed 2007-08-08
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 6, 2007 was 67,340,323 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JUNE 29, 2007

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended March 30, 2007, Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

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
•

Management’s expectation that cash flows from operations will fund future working capital needs, capital expenditures, and, in conjunction with borrowings under the revolving line of credit, capital markets, and/or other financing arrangements, the overall growth in the business;

•	Management’s expectation that the Company may seek to retire its outstanding equity through share repurchases and may also issue or retire debt or equity to meet its future liquidity requirements;
•	Management’s belief that the majority of the remaining net operating loss carryforwards will be utilized prior to their expiration date to reduce state tax liability;
•	Management’s expectation that changes in the Company’s current uncertain tax positions will not have a material impact on the results of operations or the consolidated balance sheet;
•

Management’s expectation that potential fines, penalties, and inventory exposure will be settled and resolved with the State of Florida Department of Health by the end of the Company’s second quarter of fiscal year 2008; and

•	Management’s expectation that the integration of Activus Healthcare Solutions, Inc. will be complete by the end of the Company’s second quarter of fiscal year 2008.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2007 Form 10-K. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2007 Form 10-K. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PART  I--FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2007 AND MARCH 30, 2007

(Dollars in Thousands, Except Share and Per Share Data)

ASSETS

	June 29,	March 30,
	2007	2007
Current Assets:
Cash and cash equivalents	$ 23,954	$ 46,658
Accounts receivable, net of allowance for doubtful accounts of $9,084 and $8,686 as of
June 29, 2007 and March 30, 2007, respectively	222,699	222,776
Inventories	187,499	174,130
Deferred tax assets, net	8,987	8,776
Prepaid expenses and other	34,257	34,434
Total current assets	477,396	486,774

Property and equipment, net of accumulated depreciation of $75,044 and $70,596
as of June 29, 2007 and March 30, 2007, respectively	89,347	88,627
Other Assets:
Goodwill	110,993	107,366
Intangibles, net	30,280	29,758
Other	98,380	62,450
Total assets	$806,396	$774,975

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$144,572	$131,330
Accrued expenses	33,099	37,224
Revolving line of credit and current portion of long-term debt	2,132	2,238
Other	15,267	11,440
Total current liabilities	195,070	182,232

Long-term debt, excluding current portion	150,527	150,675
Other noncurrent liabilities	70,414	61,207
Total liabilities	416,011	394,114
Commitments and contingencies (Notes 2, 7, and 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and
outstanding	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 67,329,723 and
67,179,475 shares issued and outstanding at June 29, 2007 and March 30, 2007,
respectively	668	668
Additional paid-in capital	301,087	300,014
Retained earnings	88,630	80,179
Total shareholders’ equity	390,385	380,861
Total liabilities and shareholders’ equity	$806,396	$774,975

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006

(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	June 29, 2007	June 30, 2006
Net sales	$438,910	$413,135
Cost of goods sold	311,227	293,233
Gross profit	127,683	119,902

General and administrative expenses	83,600	73,664
Selling expenses	29,551	27,498
Income from operations	14,532	18,740
Other (expense) income:
Interest expense	(1,358)	(1,406)
Interest and investment income	528	101
Other income, net	544	469
Other (expense) income	(286)	(836)
Income before provision for income taxes	14,246	17,904
Provision for income taxes	5,559	6,949
Net income	$ 8,687	$ 10,955

Basic earnings per common share	$ 0.13	$ 0.16
Diluted earnings per common share	$ 0.13	$ 0.16

Weighted average common shares outstanding, Basic	66,793	67,310
Weighted average common shares outstanding, Diluted	68,765	68,947

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006

(Dollars in Thousands)

	Three Months Ended
	June 29, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net income	$ 8,687	$ 10,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	197	4,353
Depreciation	4,599	4,094
Amortization of intangible assets	1,458	1,505
Provision for doubtful accounts	950	92
Noncash compensation expense	699	300
Amortization of debt issuance costs	358	358
Provision for deferred compensation	1,359	445
Loss on sales of property and equipment	14	3
Other	--	(61)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	1,987	2,627
Inventories	(11,319)	2,846
Prepaid expenses and other current assets	769	(4,555)
Other assets	(6,976)	(169)
Accounts payable	8,549	(16,778)
Accrued expenses and other liabilities	7,988	(2,026)
Net cash provided by operating activities	19,319	3,989

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired of $376 and $0, respectively	(14,808)	(100)
Payments for investment in preferred stock	(22,500)	--
Capital expenditures	(4,937)	(4,596)
Payments for nonsolicitation agreements	--	(495)
Payments for signing bonuses	(53)	--
Proceeds from sale of property and equipment	18	8
Net cash used in investing activities	(42,280)	(5,183)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	353	2,510
Excess tax benefits from share-based compensation arrangements	97	1,223
Payment under capital lease obligations	(193)	(122)
Other	--	1,500
Net cash provided by financing activities	257	5,111
Net (decrease) increase in cash and cash equivalents	(22,704)	3,917
Cash and cash equivalents, beginning of period	46,658	23,867
Cash and cash equivalents, end of period	$23,954	$27,784

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2007 AND JUNE 30, 2006

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

The consolidated balance sheet as of March 30, 2007 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 30, 2007. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2007.

The Company reports its year-end financial position, results of operations, and cash flows as of the Friday closest to March 31. Fiscal years 2008 and 2007 consist of 52 weeks or 253 selling days. The Company reports its quarter-end financial position, results of operations, and cash flows as of the Friday closest to month-end. The three months ended June 29, 2007 and June 30, 2006 each consisted of 64 selling days.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the presentation at June 29, 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109,Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for tax positions taken or expected to be taken in a tax return. FIN 48 is effective as of the beginning of fiscal years commencing after December 15, 2006. As such, FIN 48 was adopted by the Company during the three months ended June 29, 2007. See the Footnote 8,Income Taxes for further discussion.

2.	PURCHASE BUSINESS COMBINATIONS

The following acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the operations of the acquired company have been included in the Company's results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition as determined by management based on information currently available. Supplemental unaudited pro forma information, assuming this acquisition was made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Physician Business (Fiscal Year 2008)

On May 31, 2007, the Physician Business acquired 100% of the outstanding stock of Activus Healthcare Solutions, Inc. (“Activus”). Activus is a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13,282 (net of cash acquired of $376). Payments totaling $13,282 were made during the first three months of fiscal year 2008, of which $3,000 is held in escrow and will be released upon the satisfaction of certain sales representative retention milestones, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement. These funds are classified as restricted cash within other current assets and accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet. The premium paid in excess of the fair value of the net assets acquired was primarily for Activus’ tenured sales force.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$ 376
Accounts receivable, net	2,860
Inventory	2,140
Other current assets	592
Property and equipment	385
Goodwill	3,627
Intangibles	1,911
Deferred tax asset	6,582
Other noncurrent assets	29
Total assets acquired	18,502
Less: Current liabilities	4,844
Net assets acquired	$13,658

Goodwill of $3,627 was assigned to the Physician Business and is not deductible for tax purposes. Based on the final purchase price allocation, acquired intangible assets totaled approximately $1,911, and were assigned to customer relationships, with a useful life of ten years for accounting purposes.

3.	EQUITY INVESTMENT

On June 29, 2007, the Company made a $24,231 investment (including $1,731 of accrued legal and other professional fees) in athenahealth, Inc. (“athena”), a privately held company, representing an ownership interest of approximately 5%. Athena is a leading provider of internet-based healthcare information technology and business services to physician practices. The Company purchased shares of preferred stock from existing shareholders. In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which governs the accounting for privately held investments, the investment in athena is recorded at cost in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets.

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended June 29, 2007 and June 30, 2006:

	For the Three Months Ended
(in thousands)	June 29, 2007	June 30, 2006
Denominator-Weighted average shares outstanding used in computing
basic earnings per common share	66,793	67,310
Assumed exercise of stock options (a)	690	1,028
Assumed vesting of restricted stock	142	113
Assumed conversion of 2.25% convertible senior notes	1,140	496
Denominator-Weighted average shares outstanding used in computing
diluted earnings per common share	68,765	68,947

(a)

Options to purchase approximately 292 and 416 shares of common stock which were outstanding during the three months ended June 29, 2007 and June 30, 2006, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock.

5.	STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards, 123(Revised 2004), Share-Based Payment, (“SFAS 123(R)”). The Company elected to adopt the modified prospective method provided by SFAS 123(R). There was no impact to the Company’s statements of operations for outstanding stock options on April 1, 2006 as a result of adopting SFAS 123(R) because on June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). The Company took this action to reduce compensation expense in future periods in light of SFAS 123(R).

The Company’s unaudited condensed consolidated statements of income reflect pre-tax share-based compensation expense of $586 and $189 for the three months ended June 29, 2007 and June 30, 2006, respectively. The amount of income tax benefits recognized in income during the three months ended June 29, 2007 and June 30, 2006 were $222 and $72, respectively.

The Company’s unaudited condensed consolidated statements of cash flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Benefits of $97 and $1,223 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the three months ended June 29, 2007 and June 30, 2006, respectively.

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards vesting period. The Company’s stock-based compensation expense is reflected in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

As of June 29, 2007, the Company had one stock incentive plan for its employees and one stock incentive plan for its Board of Directors from which it grants equity incentive awards. The PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), is a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”) during fiscal year 2007. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is approximately 2.0 million as of June 29, 2007.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is approximately 0.4 million as of June 29, 2007.

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

The following table summarizes outstanding stock-based awards granted under equity incentive plans as of June 29, 2007 and March 30, 2007:

	As of
(in thousands)	June 29, 2007	March 30, 2007

Stock options(a)	2,334	2,366
Restricted stock(b)	523	405
Restricted stock units(a)	99	--
Deferred stock units(a)	9	9
Total outstanding stock-based awards	2,965	2,780

(a) Amounts are excluded from shares of common stock issued and outstanding.

(b) Amounts as of June 29, 2007 are included in shares of common stock issued and outstanding on the face of the balance sheet, but are not considered outstanding for accounting purposes under SFAS 123(R) until restrictions lapse.

Stock Option Awards

The following table summarizes the stock option activity during the period from March 30, 2007 to June 29, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Balance, March 30, 2007(a)	2,366	$10.30
Granted	--	--
Exercised	(30)	11.59
Cancelled	(2)	15.87
Balance, June 29, 2007(a)	2,334	$10.28	2.6	$19,569
(a) This balance represents stock options that are both outstanding and exercisable since the vesting of unvested stock options outstanding as of April 1, 2005 was accelerated on June 7, 2004.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $18.22 on the last trading day of the Company’s quarter end and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on June 29, 2007. This amount changes over time based on changes in the fair market value of the Company’s stock. Under the stock option plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant.

The total intrinsic value of stock options exercised during the three months ended June 29, 2007 and June 30, 2006 was $255 and $3,273, respectively. Cash received from stock option exercises during the three months ended June 29, 2007 and June 30, 2006 was approximately $353 and $2,510, respectively. The excess tax benefit realized for the tax deductions from stock option exercises totaled approximately $97 and $1,223 during the three months ended June 29, 2007 and June 30, 2006, respectively.

Restricted Stock Awards

The Company issues i) restricted stock which vests based on the recipient’s continued service over time (“Time-Based Awards”) or ii) restricted stock or restricted stock units which vest based on the Company achieving specified performance measurements (“Performance-Based Awards”).

Time-Based Awards

The Company measures the fair value of Time-Based Awards on the date of grant based on the closing stock price. The related compensation expense is recognized on a straight-line basis over the vesting period, net of estimated forfeitures.

Performance-Based Awards

On June 27, 2007 the Compensation Committee (the “Committee”) of the Board of Directors of the Company, approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock (“PARS”) under the Company’s 2006 Plan to the Company’s top six officers.

The Performance Share awards, totaling 99,200 shares, will vest after three years and convert to shares of common stock based on the Company’s achievement of certain cumulative earnings per share growth targets. These awards, which are denominated in terms of a target number of shares, will be forfeited if performance falls below a designated threshold level and may vest for up to 250% of the target number of shares for exceptional performance. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance. The Company recognizes compensation expense on a straight-line basis (net of estimated forfeitures) over the awards three year vesting period based on the Company’s estimate of what will ultimately vest. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

The PARS awards, totaling 99,200 shares, will vest on the five-year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards’ vesting period of five years based on the Company’s estimate of its cumulative earnings per share growth rate. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

The following table summarizes the activity of restricted stock and restricted stock units during the period from March 30, 2007 to June 29, 2007:

	Performance-Based Awards				Time-Based Awards
	Performance Shares		PARS
	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance, March 30, 2007	--	--	--	--	405	$16.96
Granted	99	$18.52	99	$18.52	22	--
Vested	--	--	--	--	--	--
Forfeited	--	--	--	--	(3)	--
Balance, June 29, 2007	99	$18.52	99	$18.52	424	$17.13

6.	SEGMENT INFORMATION

The Company's reportable segments are strategic businesses that offer distinct products to different segments of the healthcare industry, and are the basis by which management regularly evaluates the Company. These segments are managed separately due to differing customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company's business segments:

	For the Three Months Ended
	June 29,	June 30,
	2007	2006
Net Sales:
Physician Business	$306,245	$284,439
Elder Care Business	132,665	128,696
Total net sales	$438,910	$413,135

Income from Operations:
Physician Business	$18,516	$18,608
Elder Care Business	4,586	4,883
Corporate Shared Services	(8,570)	(4,751)
Total income from operations	$14,532	$18,740

Income Before Provision for Income Taxes:
Physician Business	$17,818	$17,926
Elder Care Business	2,631	2,929
Corporate Shared Services	(6,203)	(2,951)
Total income before provision for income taxes	$14,246	$17,904

	As of
	June 29, 2007	March 30, 2007

Assets:
Physician Business	$435,508	$413,646
Elder Care Business	274,585	266,472
Corporate Shared Services	96,303	94,857
Total assets	$806,396	$774,975

7.	COMMITMENTS AND CONTINGENCIES

State of Florida Pedigree Compliance

During the first quarter, the Company’s Florida distribution operations were subjected to inspection and review by the Florida Department of Health for compliance with recently enacted state drug pedigree legislation, which covers the receipt, storage, and distribution of pharmaceutical products within the state of Florida. As a result of these inspections, the Company halted distribution of pharmaceutical products from its Florida distribution centers. In addition, some pharmaceutical and medical device products stocked in the Company’s St. Petersburg warehouse lacked adequate documentation of temperature storage controls and have been quarantined. The Florida Department of Health has also stated that it will not renew the Company’s pharmaceutical distribution licenses, approve necessary changes to licenses, or release the quarantined Florida inventory for sale until these issues are resolved.

During the quarter ending June 29, 2007, the Company incurred and recorded approximately $0.7 million relating to legal costs and costs to modify and transition the Company's compliance system and processes. The Company is in ongoing discussions with representatives from the Florida Department of Health to resolve these concerns; however, the outcome of these discussions could result in civil penalties and/or loss of inventory. The Company has estimated the range of loss to be between $1.0 million and $3.0 million.

At June 29, 2007, the Company reserved $2.0 million within “Accrued Expenses” on the Unaudited Condensed Consolidated Balance Sheet as an estimate of loss associated with potential civil penalties and/or loss of inventory. The Company expects settlement and resolution with the Florida Department of Health by the end of the second quarter of fiscal year 2008.

Other Litigation

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

Purchase Commitments

During February 2006, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $7,180 at June 29, 2007 and are based on management’s estimate of current pricing.

During September 2006, the Company entered into an agreement to purchase a minimum number of chemistry systems through December 31, 2007. This purchase commitment is valued at $1,250 at June 29, 2007, and is based on management’s best estimate of current pricing.

Additionally, during October 2006, the Company entered into an exclusive distributor agreement with another supplier to purchase a minimum number of chemistry analyzers through September 29, 2009. To maintain its primary exclusive distributor appointment, the Company must notify the supplier of product mix changes for the following twelve-month period within 30 days of the agreement term. However, in no event shall such amount be less than 35 analyzers per year. As of June 29, 2007, this purchase commitment was valued at approximately $3,548.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products™ brand (“Select™”) for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of June 29, 2007, the Company has not terminated a contract with a Select™ vendor which would require the Company to purchase the vendor’s remaining inventory.

8.	INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (“FIN 48”) during fiscal year 2008. The adoption of FIN 48, effective April 1, 2007, resulted in a decrease to stockholders equity of approximately $236. The total amount of unrecognized tax benefits as of the date of adoption was approximately $2,091, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the change is not expected to have a material impact on the consolidated financial statements.

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $49 as of the date of adoption.

The tax years subject to examination by major tax jurisdictions include the fiscal year ended April 2, 2004 and forward by the U.S. Internal Revenue Service, and the fiscal year ended March 28, 2003 and forward for certain states.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the three months ended June 29, 2007 and June 30, 2006 are as follows:

Three Months Ended
Cash paid for:	June 29, 2007	June 30, 2006
Interest	$ 171	$ 259
Income taxes, net	$ 3,059	$ 58

During the three months ended June 29, 2007, the Company had a $1,731 non-cash accrual relating to additional expenses for the investment in preferred stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, pharmaceutical related products, and healthcare information technology solutions to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home health care providers through 42 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base.

The Company is a leader in the two market segments it serves as a result of value-added, solution-based marketing programs; a customer differentiated distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with product manufacturers; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance. The Company is focused on improving business operations and management processes, maximizing its core distribution capability and efficiency, and developing and implementing innovative marketing strategies. In addition, the Company has historically acquired companies to broaden its reach and leverage its infrastructure, and may continue to make acquisitions in the future.

EXECUTIVE OVERVIEW

In the first quarter of fiscal year 2008, the Company continued to grow in the markets it serves. Overall, comparative quarterly sales grew by 6.2% at the consolidated level. Sales of the Company’s Select™ brand product grew 21.7% and 25.6% in the Physician and Elder Care businesses, respectively. Additionally, the Company continued the execution of its business strategies by expanding its product offering in healthcare information technology solutions within the Physician Business and continuing to diversify its customer base through expansion into the home health care market within the Elder Care business.

Income from operations decreased approximately 22.5% when compared to the same quarter in the prior year. This decrease was primarily a result of (i) a $2.7 million charge related to an increase in operating costs and estimates for potential penalties related to the ongoing inspection by the Florida Department of Health of the Company’s compliance with the State of Florida Pedigree laws, (ii) operating losses of $0.7 million associated with the May 31, 2007 acquisition of Activus Healthcare Solutions, Inc. and (iii) $1.3 million in costs associated with the Physician Business’ launch of a national training program to educate sales representatives on new SelectTM product lines and its healthcare information technology programs related to the investment in athenahealth, Inc.

Cash flow from operations during the quarter ended June 29, 2007 was approximately $19.3 million, and was primarily driven by operating performance. The Company’s positive cash flow and available cash balances funded investments in health care information technology and the Physician Business strategic acquisition during the quarter.

The following specific events impacted the Company’s results of operations during the first quarter of fiscal year 2008:

Acquisition of Activus Healthcare Solutions, Inc.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc., a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.3 million, net of cash acquired. During the three months ended June 29, 2007, the Company began integrating Activus’ operations into the Company’s existing branches. The Company expects the integration to be complete by the end of the Company’s second quarter of fiscal year 2008. As of June 29, 2007, the Company has incurred operating losses totaling $0.7 million related to Activus.

Investment in athenahealth, Inc.

On June 29, 2007, the Company made a $22.5 million equity investment, representing approximately 5% of current outstanding shares, in athenahealth, Inc. (“athena”), a privately held company. Athena is a leading provider of internet-based healthcare information technology and business services to physician practices. The Company purchased shares of preferred stock from existing shareholders and funded the transaction from cash on hand. The Company believes this investment will ensure the two companies are aligned in bringing athena’s product to the physician market and will enable Company shareholders to participate in this business opportunity.

Compliance with Florida Pedigree Laws

The Company’s Florida operations were subjected to review and inspection by state regulatory agencies for compliance with guidelines for the receipt, storage, and distribution of products covered by recently enacted drug pedigree legislation in the state of Florida. Costs associated with this review were approximately $2.7 million during the three months ended June 29, 2007, and include accruals and estimates for potential inventory exposure, legal costs, fines and penalties, and costs incurred to modify and transition the Company’s compliance systems and processes. The Company is in continuing discussions with representatives from the Florida Department of Health to address and resolve their concerns in an appropriate manner; however, the outcome of these discussions could result in significant civil penalties and/or loss of inventory. The Company expects settlement and resolution to the State’s findings by the end of the Company’s second quarter of fiscal year 2008. See Footnote 7, Commitments and Contingencies for further information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended
	June 29, 2007		June 30, 2006
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change

Physician Business	$306.2	$4.8	$284.4	$4.5	7.7%
Elder Care Business	132.7	2.1	128.7	2.0	3.1%
Total Company	$438.9	$6.9	$413.1	$6.5	6.2%

Physician Business

The following table summarizes the growth rate in product sales period over period.

	For the Three Months Ended
(dollars in millions)	June 29, 2007	June 30, 2006	Percent Change
Consumable products:
Branded	$108.2	$101.2	6.9%
SelectM	33.0	27.1	21.7%
Lab Diagnostics	55.1	52.9	4.2%
Pharmaceuticals	67.4	55.1	22.4%
Equipment	33.7	38.9	(13.6)%
Immunoassay	6.9	7.8	(11.7)%
Other	1.9	1.4	36.7%
Total	$306.2	$284.4	7.7%

Net sales growth during the three months ended June 29, 2007 was driven by continued momentum in the consumable and pharmaceutical sales growth programs, offset by a decline in equipment sales. Sales force productivity was impacted by additional sales training meetings launched during the first quarter of fiscal year 2008. Management believes the timing of the additional meetings were important to maximize the value of new product offerings within the Select TM product line and marketing programs in health care information technology.

Branded product sales during the three months ended June 29, 2007 continued to be positively impacted by the Company’s sales growth initiatives. Select™ product sales quarter over quarter increased due to the Company’s focus on promoting its globally sourced, Select™ products, which resulted in new customer sales as well as customer conversions from branded to Select™ products. In addition, pharmaceutical product sales continued to be positively impacted by the Rx Extreme revenue growth program.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended
	June 29, 2007	June 30, 2006	Percent Change
Nursing home and assisted living facilities	$82.3	$ 82.3	0.0%
Hospice and home health care agencies	35.2	32.3	8.9%
Billing services	3.1	3.0	2.9%
Other	12.1	11.1	9.1%
Total	$132.7	$128.7	3.1%

Net sales during the three months ended June 29, 2007 compared to the same period in the prior year increased approximately $4.0 million. During fiscal year 2007, the Elder Care Business implemented strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. The Company’s growth in the hospice and home health care lines of business during the three months ended June 29, 2007, reflects the successful execution of these business growth strategies. Net sales were also impacted by the continued utilization of the following innovative Elder Care customer-specific solution programs: ANSWERS™ HK, ANSWERS Plus™, P.I.E, F.A.S.T, and AccuSCAN.

GROSS PROFIT

Gross profit dollars and margins remained relatively consistent period over period for the Physician and Elder Care Businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 29, 2007		June 30, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$48.1	15.7%	$43.1	15.1%	$ 5.0
Elder Care Business(a)	26.9	20.3%	25.8	20.1%	1.1
Corporate Shared Services(b)	8.6	2.0%	4.8	1.1%	3.8
Total Company(b)	$83.6	19.0%	$73.7	17.8%	$ 9.9

(a)       General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.

(b)       General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales increased during the three months ended June 29, 2007, when compared to the same period in the prior year. This increase was primarily attributable to (i) additional costs of $1.3 million related to the Company’s national launch of its new SelectTM and healthcare information technology marketing programs, (ii) additional operating costs of $0.7 million related to the acquisition of Activus, (iii) $0.7 million increase in payroll costs, (iv) $0.5 million increase in bad debt expense, (v) $0.7 million increase in marketing expenses and (vi) approximately $0.1 million related to the Company’s ongoing inspection by the Florida Department of Health for compliance with State Pedigree laws.

Elder Care Business

General and administrative expenses as a percentage of net sales increased 21 basis points during the three months ended June 29, 2007, when compared to the same period in the prior year. This increase was primarily attributable to a net increase in bad debt and legal expenses of approximately $0.3 million and an increase in sales and marketing expenses of $0.7 million.

Corporate Shared Services

General and administrative expenses increased $3.8 million when compared to the same quarter in the prior year. This increase is primarily attributable to (i) an increase of approximately $2.6 million related to the Company’s ongoing inspection by the Florida Department of Health for compliance with the State Pedigree laws, (ii) an increase in payroll related expenses of $1.1 million related to salary increases and an increase in full time employees, and (iii) an increase in deferred compensation expenses of approximately $1.2 million. These increases were partially offset by decreases in the Company’s health insurance expense.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended
	June 29, 2007		June 30, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$24.7	8.1%	$22.9	8.0%	$1.8
Elder Care Business	4.8	3.6%	4.6	3.6%	0.2
Total Company	$29.5	6.7%	$27.5	6.7%	$2.0

Overall, the change in selling expenses is primarily attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

INTEREST EXPENSE

The Company’s debt structure consists of $150 million of 2.25% senior convertible notes, variable rate borrowings under its revolving line of credit (“LOC”) agreement, and a short-term note payable. The following table summarizes the various interest components of the Company’s debt structure:

	For the Three Months Ended
(dollars in millions)	June 29, 2007	June 30, 2006	(Decrease)

Total interest expense	$1.4	$1.4	$ --
Components of interest expense:
Interest on borrowings	1.0	1.1	(0.1)
Debt issuance costs	0.4	0.4	--
Less: Capitalized interest	--	0.1	(0.1)

Average daily borrowings under the LOC	$ --	$4.7	$(4.7)
Weighted average interest rate-LOC(a)	N/A	7.6%
(a) Weighted average interest rate excludes debt issuance costs and unused line fees

There were no borrowings under the Company’s LOC during the three months ended June 29, 2007.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended
	June 29, 2007		June 30, 2006
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease

Total Company	$5.6	39.02%	$6.9	38.8%	$(1.3)

The increase in the effective rate period over period is primarily attributable to an unfavorable adjustment related to nondeductible accruals offset by a favorable adjustment due to the change in fair market value of the Company’s investments in company-owned life insurance policies used to fund certain deferred compensation plan liabilities. Gains and losses on the underlying investments within these policies are excluded from taxable income and treated as permanent adjustments in accordance with SFAS No. 109, Accounting for Income Taxes. The Company’s effective tax rate may continue to fluctuate due to changes in non-deductible accruals and the market return on the company-owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	As of
	June 29, 2007	June 30, 2006
Days Sales Outstanding:(a)
Physician Business	41.8	40.2
Elder Care Business	51.7	57.5

Days On Hand:(b)
Physician Business	48.4	48.1
Elder Care Business	56.9	47.0

Days in Accounts Payable:(c)
Physician Business	43.8	42.7
Elder Care Business	27.8	28.4

Cash Conversion Days:(d)
Physician Business	46.4	45.6
Elder Care Business	80.8	76.1

Inventory Turnover:(e)
Physician Business	7.4x	7.5x
Elder Care Business	6.3x	7.7x

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

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company carefully monitors other components of liquidity, including the following:

(dollars in thousands)	As of
	June 29, 2007	March 30, 2007
Capital Structure:
Bank Debt	$ 1,410	$ 1,500
Other Debt	1,248	1,413
Convertible senior notes	150,000	150,000
Less: Cash and cash equivalents	(23,954)	(46,658)
Net debt	128,704	106,255
Shareholders’ equity	390,385	380,861
Total capital	$519,089	$487,116

Operational Working Capital:
Accounts receivable, net	$222,699	$222,776
Inventories	187,499	174,130
Accounts payable	(144,572)	(131,330)
	$265,626	$265,576

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income, adjusted to reflect the effect of non-cash expenses, and changes in operational working capital. Net cash provided by operating activities during the three months ended June 29, 2007 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $0.8 million.

Cash flows from operating activities during three months ended June 29, 2007 and June 30, 2006 include the Company’s utilization of $0.4 and $4.2 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards (primarily generated during fiscal year 2003 as a result of the disposition of the Imaging Business) to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of June 29, 2007, the Company has $3.3 million (tax-effected) of state NOL carryforwards and expects to utilize a portion of these state NOL carryforwards during fiscal year 2008. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $42.3 million and $5.2 million during the three months ended June 29, 2007 and June 30, 2006, respectively, and was primarily impacted by the following factors:

•	Payments for business combinations, net of cash acquired, were $14.8 million and $0.1 million during the three months ended June 29, 2007 and June 30, 2006, respectively.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.3 million (net of cash acquired of $0.4 million). Payments totaling $13.3 million were made during the first three months of fiscal year 2008 from cash on hand.

The Physician Business acquired Southern Anesthesia & Surgical, Inc. (“SAS”) on September 30, 2005. During the three months ended June 29, 2007, the Company made a final payment of $1.5 million, as outlined in the purchase agreement.

•	On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $22.5 million, which was paid during the first quarter of fiscal year 2008.

•

Capital expenditures totaled $4.9 million and $4.6 million during the three months ended June 29, 2007 and June 30, 2006, respectively, of which approximately $2.0 million and $3.1 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions were approximately $1.7 million and $0.5 million during the quarter ended June 29, 2007 and June 30, 2006, respectively.

Cash Flows From Financing Activities

Net cash provided by financing activities was $0.3 million during the three months ended June 29, 2007 compared to $5.1 million during the three months ended June 30, 2006. Net cash provided by financing activities during the three months ended June 29, 2007 and June 30, 2006 were primarily impacted by the following factors:

•	The Company received proceeds from the exercise of stock options of approximately $0.4 million and $2.5 million during the three months ended June 29, 2007 and June 30, 2006, respectively.
•	The Company recognized excess tax benefits from share-based compensation of $0.1 million and $1.2 million during the three months ended June 29, 2007 and June 30, 2006, respectively.
•	During the three months ended June 30, 2006, the Company received a $1.5 million refund for a security deposit paid in previous years in support of financing for an operating lease.

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

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis. As of June 29, 2007, the fair value of the convertible senior notes was approximately $159.9 million and the value of the shares, if converted, was approximately $172.8 million.

At June 29, 2007, there were no outstanding borrowings under the revolving line of credit. After reducing the availability of borrowings for letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $200.0 million (excluding the additional increase of $50.0 million) under the revolving line of credit.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. During the three months ended June 29, 2007, the Company has not entered into any material working capital commitments that require funding.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 30, 2007 filed on May 25, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in the Company’s Critical Accounting Policies, as disclosed in the Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 is effective as of the beginning of fiscal years commencing after December 15, 2006. As such, FIN 48 was effective during the three months ended June 29, 2007. See the Footnote 8, Income Taxes for further discussion.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 30, 2007 filed on May 25, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II--OTHER INFORMATION

ITEM  6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description

10.1	athenahealth, Inc. Stock Purchase Agreement.
10.2	Form of Performance-Based Restricted Stock Unit Agreement.
10.3	Form of Performance-Accelerated Restricted Stock Award Agreement.
10.4	PSS World Medical, Inc. 2006 Incentive Plan (1).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

Footnote References

(1)	Incorporated by Reference to the Company's Current Report on Form 8-K, filed August 29, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 8, 2007.

PSS WORLD MEDICAL, INC.
By:	/s/ David M. Bronson

David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)