Form 10-Q
period 2007-09-28
PSS WORLD MEDICAL INC
filed 2007-11-07
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 5, 2007 was 64,698,053 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SEPTEMBER 28, 2007

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

•	Management’s expectation that potential fines, penalties, and inventory exposure will be settled and resolved with the State of Florida Department of Health during the Company’s fiscal year 2008;
•	Management’s belief that the majority of the remaining net operating loss carryforwards will be utilized prior to their expiration date to reduce federal and state tax liability;
•	Management’s expectation that changes in the Company’s current uncertain tax positions will not have a material impact on the results of operations or the consolidated balance sheet;
•

Management’s belief that the effective tax rate may fluctuate due to changes in non-deductible accruals and changes in the market return on underlying investments of company-owned life insurance policies;

•

Management’s expectation that cash flows from operations will fund future working capital needs, capital expenditures, and, in conjunction with borrowings under the revolving line of credit, capital markets, and/or other financing arrangements, the overall growth in the business; and

•

Management’s expectation that the Company may seek to retire a portion of its outstanding equity through share repurchases and may also issue or retire debt or equity to meet its future liquidity requirements.

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2007 AND MARCH 30, 2007

(Thousands, Except Share Data)

ASSETS

	September 28,	March 30,
	2007	2007
Current Assets:
Cash and cash equivalents	$ 17,041	$ 46,658
Accounts receivable, net of allowance for doubtful accounts of $8,052 and $8,686 as of
September 28, 2007 and March 30, 2007, respectively	232,282	222,776
Inventories	188,087	174,130
Deferred tax assets	9,319	8,776
Prepaid expenses and other	27,894	34,434
Total current assets	474,623	486,774

Property and equipment, net of accumulated depreciation of $79,719 and $70,596
as of September 28, 2007 and March 30, 2007, respectively	89,339	88,627
Other Assets:
Goodwill	110,727	107,366
Intangibles, net	28,991	29,758
Investment in available for sale securities	46,147	--
Other	69,856	62,450
Total assets	$819,683	$774,975

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$149,827	$131,330
Accrued expenses	33,274	37,224
Revolving line of credit and current portion of long-term debt	32,129	2,238
Other	15,000	11,440
Total current liabilities	230,230	182,232

Long-term debt, excluding current portion	150,449	150,675
Other non-current liabilities	66,788	61,207
Total liabilities	447,467	394,114
Commitments and contingencies (Notes 2, 4, 9 and 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and
outstanding	--	--
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,688,716 and
67,179,475 shares issued and outstanding at September 28, 2007 and March 30, 2007,
respectively	643	668
Additional paid-in capital	254,746	300,014
Retained earnings	103,113	80,179
Accumulated other comprehensive income	13,714	--
Total shareholders’ equity	372,216	380,861
Total liabilities and shareholders’ equity	$819,683	$774,975

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006

(Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net sales	$457,930	$427,059	$896,840	$840,194
Cost of goods sold	325,390	303,203	636,617	596,436
Gross profit	132,540	123,856	260,223	243,758
General and administrative expenses	77,315	73,391	160,915	147,056
Selling expenses	30,763	28,878	60,314	56,375
Income from operations	24,462	21,587	38,994	40,327
Other (expense) income:
Interest expense	(1,533)	(1,336)	(2,891)	(2,742)
Interest and investment income	114	282	641	383
Other income, net	546	429	1,090	898
	(873)	(625)	(1,160)	(1,461)
Income before provision for income taxes	23,589	20,962	37,834	38,866
Provision for income taxes	9,106	8,187	14,664	15,136
Net income	$ 14,483	$ 12,775	$ 23,170	$ 23,730

Basic earnings per common share	$ 0.22	$ 0.19	$ 0.35	$ 0.35
Diluted earnings per common share	$ 0.22	$ 0.18	$ 0.34	$ 0.34

Weighted average common shares outstanding, Basic	65,806	67,453	66,300	67,381
Weighted average common shares outstanding, Diluted	67,067	69,478	67,916	69,213

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006

(In Thousands)

	Six Months Ended
	September 28 , 2007	September 29, 2006
Cash Flows From Operating Activities:
Net income	$ 23,170	$ 23,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,357	8,239
Amortization of intangible assets	2,864	2,977
Noncash compensation expense	1,857	788
Provision for doubtful accounts	1,799	1,015
Provision for deferred compensation	1,669	851
Amortization of debt issuance costs	717	717
Loss on sale of property and equipment	28	3
(Benefit) provision for deferred income taxes	(2,322)	7,772
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(8,165)	(17,427)
Inventories	(11,769)	1,330
Prepaid expenses and other current assets	5,583	(8,378)
Other assets	(8,946)	299
Accounts payable	13,896	6,540
Accrued expenses and other liabilities	2,690	5,468
Net cash provided by operating activities	32,428	33,924

Cash Flows From Investing Activities:
Payments for investment in available for sale securities	(24,064)	--
Payments for business combinations, net of cash acquired of $376 and $0, respectively	(15,095)	(96)
Capital expenditures	(9,543)	(7,715)
Payments for nonsolicitation agreements	(65)	(849)
Payments for signing bonuses	(49)	(39)
Proceeds from repayment of note receivable	2,737	--
Proceeds from sale of property and equipment	32	8
Net cash used in investing activities	(46,047)	(8,691)

Cash Flows From Financing Activities:
Net proceeds from the revolving line of credit	31,400	--
Proceeds from exercise of stock options	1,665	5,000
Excess tax benefits from share-based compensation arrangements	752	2,562
Proceeds from borrowings	--	1,000
Repurchases of common stock	(49,425)	(12,227)
Other	(390)	243
Net cash used in financing activities	(15,998)	(3,422)
Net (decrease) increase in cash and cash equivalents	(29,617)	21,811
Cash and cash equivalents, beginning of period	46,658	23,867
Cash and cash equivalents, end of period	$ 17,041	$ 45,678

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006

(In Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

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

The Company reports its year-end financial position, results of operations, and cash flows as of the Friday closest to March 31. Fiscal years 2008 and 2007 each consist of 52 weeks or 253 selling days, respectively. The Company reports its quarter-end financial position, results of operations, and cash flows as of the Friday closest to month-end. The three and six months ended September 28, 2007 and September 29, 2006 each consisted of 63 and 127 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the presentation at September 28, 2007.

Marketable Securities

The Company reports marketable securities in accordance with Statement of Financial Accounting Standard No. 115 (“SFAS 115”) Accounting for Certain Investments in Debt and Equity Securities. The equity securities held by the Company at September 28, 207 is classified as an available for sale security. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity. See Footnotes 3 and 5, Equity Investment and Comprehensive Income, respectively.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 was effective for companies with fiscal years commencing after December 15, 2006 and was adopted by the Company during fiscal year 2008. See the Footnote 10, Income Taxes for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The statement permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact of SFAS 159.

Stock Repurchase Program

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by authorizing the repurchase of an additional 5%, or approximately 3.4 million common shares. During the six months ended September 28, 2007, the Company repurchased approximately 2.8 million shares of common stock under this program at an average price of $17.71 per common share for approximately $49,425. At September 28, 2007, approximately 0.7 million shares were available for repurchase under this program and do not expire under the provisions of the plan.

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

Physician Business

On May 31, 2007, the Physician Business acquired 100% of the outstanding stock of Activus Healthcare Solutions, Inc. (“Activus”). Activus is a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13,187 (net of cash acquired of $376). This purchase price was adjusted by approximately $95 during the three months ended September 28, 2007. Payments totaling $13,187 were made during the first six months of fiscal year 2008, of which $3,000 is held in escrow and will be released upon the satisfaction of certain sales representative retention milestones, net of any amounts payable to the Company for potential indemnity claims. These funds are classified as restricted cash within other current assets and accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet. The premium paid in excess of the fair value of the net assets acquired was primarily for Activus’ tenured sales force.

Goodwill of $3,343 was assigned to the Physician Business and is not deductible for tax purposes. During the three months ended September 28, 2007, the goodwill balance was adjusted by $284 under the terms of the purchase agreement related to additional legal and professional fees. Based on the final purchase price allocation, acquired intangible assets totaled approximately $1,911, and were assigned to customer relationships, with a useful life of ten years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

Cash	$ 376
Accounts receivable	2,882
Inventory	2,154
Other current assets	543
Property and equipment	427
Goodwill	3,343
Intangibles	1,911
Deferred tax asset	6,582
Other noncurrent assets	29
Total assets acquired	18,247
Less: Current liabilities	4,684
Net assets acquired	$13,563

3.	EQUITY INVESTMENT

On June 29, 2007, the Company made a $24,064 investment (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), then a privately held company, representing an ownership interest of approximately 5%. Athena is a leading provider of internet-based healthcare information technology and business services to physician practices. On September 20, 2007, an initial public offering of shares of common stock of athena was made available for sale on the NASDAQ Global Market under the symbol “ATHN.”

Terms of this investment include a customary lock-up agreement which limits the ability of the Company to sell or dispose of its acquired shares of athena, for a period of 180 days from the date of the initial public offering, subject to a maximum extension of thirty three days.

This investment was initially recorded at cost in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which governs the accounting for privately held investments. As a result of the initial public offering, the Company has recorded this non-current investment as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This investment was marked to market based on quoted market prices as of September 28, 2007, discounted for the restriction on the sale of athena stock, as discussed above. Certain amounts related to accruals of legal and professional fees were adjusted during the second quarter of fiscal year 2008 which had an insignificant affect on the investment value.

As of September 28, 2007, the aggregate fair value of this investment was $46,147. The Company recorded an unrealized holding gain of $22,083, of which $13,714 was recorded in other comprehensive income and $8,369 was recorded as a deferred tax liability during the six months ended September 28, 2007.

4.	DEBT

Debt consists of the following:

	As of
(in thousands)	September 28, 2007	March 30, 2007

Revolving line of credit	$ 31,400	$ --
2.25% convertible senior notes	150,000	150,000
Capital lease obligations	1,178	1,413
Other debt	--	1,500
Total debt	182,578	152,913
Less: Current portion of long-term debt	32,129	2,238
Long-term debt	$150,449	$150,675

Revolving Line of Credit

The Company had $31.4 million in outstanding borrowings under the revolving line of credit at September 28, 2007. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $168.6 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended September 28, 2007, and September 29, 2006 was 7.49% and 8.18%, respectively. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended September 28, 2007 and September 29, 2006 was 7.44% and 7.68%, respectively.

5.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and six months ended September 28, 2007 and September 29, 2006:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net income	$ 14,483	$ 12,775	$ 23,170	$ 23,730
Unrealized holding gains on available-for-sale investments, net of income taxes	13,714	--	13,714	--
Comprehensive income	$ 28,197	$ 12,775	$ 36,884	$ 23,730

The unrealized holding gain on available-for-sale investments for the three and six months ended September 28, 2007 represents the mark-to-market adjustment of $22,083, of which $13,714 was recorded in other comprehensive income net of related income taxes of $8,369. This unrealized holding gain related to the Company’s investment in athenahealth, as discussed in Footnote 3, Equity Investment, above.

6.	EARNINGS PER SHARE

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended September 28, 2007 and September 29, 2006:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Denominator-weighted average shares outstanding used in computing basic earnings per common share	65,806	67,453	66,300	67,381
Assumed exercise of stock options (a)	625	953	657	991
Assumed vesting of restricted stock	94	98	118	106
Assumed conversion of 2.25% convertible senior notes	542	974	841	735
Denominator-weighted average shares outstanding used in computing diluted earnings per common share	67,067	69,478	67,916	69,213

(a)     Options to purchase approximately 301 and 413 shares of common stock which were outstanding at September 28, 2007 and September 29, 2006, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock.

7.	STOCK-BASED COMPENSATION

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

The Company’s unaudited condensed consolidated statements of income reflect pre-tax share-based compensation expense of $841 and $383 for the three months ended September 28, 2007 and September 29, 2006, respectively. The amount of income tax benefits recognized in income during the three months ended September 28, 2007 and September 29, 2006 were $314 and $145, respectively. The Company’s unaudited condensed consolidated statements of income reflect pre-tax share-based compensation expense of $1,427 and $497 for the six months ended September 28, 2007 and September 29, 2006, respectively. The amount of income tax benefits recognized in income during the six months ended September 28, 2007 and September 29, 2006 were $529 and $188, respectively.

The Company’s unaudited condensed consolidated statements of cash flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Income tax benefits of $752 and $2,562 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the six months ended September 28, 2007 and September 29, 2006, respectively.

The following table summarizes outstanding stock-based awards granted under equity incentive plans as of September 28, 2007 and March 30, 2007:

	As of
(in thousands)	September 28, 2007	March 30, 2007

Stock options(a)	2,171	2,366
Restricted stock(b)	380	405
Restricted stock units(a)	99	--
Deferred stock units(a)	9	9
Total outstanding stock-based awards	2,659	2,780

(a) Amounts are excluded from shares of common stock issued and outstanding.

(b) Amounts as of September 28, 2007 are included in shares of common stock issued and outstanding on the face of the balance sheet and in calculating weighted average shares outstanding, but are not considered outstanding for accounting purposes under SFAS 123(R) until restrictions lapse.

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

As of September 28, 2007, there was $6,407 of unrecognized compensation cost related to non-vested restricted stock granted under the stock incentive plans. The compensation cost related to these non-vested retricted stock grants is expected to be recognized over a weighted average period of 5.5 years.

The following table summarizes the activity of restricted stock and restricted stock units during the period from March 30, 2007 to September 28, 2007:

	Performance-Based Awards				Time-Based Awards
	Performance Shares		PARS
(in thousands)	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance, March 30, 2007	--	--	--	--	405	$16.96
Granted	99	$18.52	99	$18.52	26	18.70
Vested	--	--	--	--	(138)	15.10
Forfeited	--	--	--	--	(12)	17.24
Balance, September 28, 2007	99	$18.52	99	$18.52	281	$18.15

8.	SEGMENT INFORMATION

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

	For the Three Months Ended		For the Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net Sales:
Physician Business	$320,171	$300,813	$626,416	$585,252
Elder Care Business	137,759	126,246	270,424	254,942
Total net sales	$457,930	$427,059	$896,840	$840,194

Income from Operations:
Physician Business	$ 20,910	$ 21,140	$ 39,427	$ 39,748
Elder Care Business	6,963	4,904	11,549	9,787
Corporate Shared Services	(3,411)	(4,457)	(11,982)	(9,208)
Total income from operations	$ 24,462	$ 21,587	$ 38,994	$ 40,327

Income Before Provision for Income Taxes:
Physician Business	$ 20,082	$ 20,435	$ 37,899	$ 38,361
Elder Care Business	4,992	2,953	7,622	5,882
Corporate Shared Services	(1,485)	(2,426)	(7,687)	(5,377)
Total income before provision for income taxes	$ 23,589	$ 20,962	$ 37,834	$ 38,866

	As of
	September 28, 2007	March 30, 2007

Assets:
Physician Business	$447,900	$413,646
Elder Care Business	273,942	266,472
Corporate Shared Services	97,841	94,857
Total assets	$819,683	$774,975

9.	COMMITMENTS AND CONTINGENCIES

State of Florida Pedigree Compliance

During the first quarter of fiscal year 2008, the Company’s Florida distribution operations were inspected and reviewed by the Florida Department of Health for compliance with recently enacted state drug pedigree legislation, which covers the receipt, storage, and distribution of pharmaceutical products within the state of Florida. As a result of these inspections, the Company ceased distribution of pharmaceutical products from its Florida distribution centers. In addition, some pharmaceutical and medical device products stored in the Company’s St. Petersburg warehouse were placed under quarantine. The Florida Department of Health has also stated that it will not renew the Company’s pharmaceutical distribution licenses, approve necessary changes to licenses, or release the quarantined Florida inventory for sale until these issues are resolved.

During the six months ended September 28, 2007, the Company incurred and recorded approximately $1.8 million relating to additional operating costs, legal costs and costs to modify and transition the Company's compliance system and processes. These costs are recorded as general and administrative expenses within the Company's Corporate Shared Services and Physician Business. The Company is in ongoing discussions with representatives from the Florida Department of Health to resolve these issues; however, the outcome of these discussions may result in civil penalties and/or loss of inventory.

In addition to these costs, the Company maintained an accrual of $3.0 million within “Accrued Expenses” on the Unaudited Condensed Consolidated Balance Sheet as an estimate of loss associated with potential civil penalties and/or loss of inventory. The Company expects settlement and resolution with the Florida Department of Health during fiscal year 2008.

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

The Company has various insurance policies, including product liability insurance, covering risks in amounts deemed adequate. In most cases in which the Company has been sued in connection with products manufactured by others, the Company has been provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost. Additionally, there can be no assurance that indemnification agreements will provide adequate protection for the Company; particularly those agreements provided by overseas suppliers for globally-sourced products.

Purchase Commitments

During February 2006, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $4,129 at September 28, 2007 based on management’s estimate of current pricing.

Additionally, during October 2006, the Company entered into an exclusive distributor agreement with another supplier to purchase a minimum number of chemistry analyzers through September 29, 2009. To maintain its primary exclusive distributor appointment, the Company must notify the supplier of product mix changes for the following twelve-month period within 30 days of the agreement term. However, in no event shall such amount be less than 35 analyzers per year. As of September 28, 2007, this purchase commitment was valued at approximately $3,010.

During the second quarter ending September 28, 2007, the Company entered into an agreement with another supplier to purchase a minimum of 150 chemistry analyzers through fiscal year 2008. As of September 28, 2007, this purchase commitment was valued at approximately $1,262.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products™ brand (“Select™”) for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of September 28, 2007, the Company does not have a material purchase commitment from the termination of a vendor contract relating to its Select™ product line.

10.	INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (“FIN 48”) during fiscal year 2008. The adoption of FIN 48, effective April 1, 2007, resulted in a decrease to stockholders equity of approximately $236. The total amount of unrecognized tax benefits as of the date of adoption was approximately $2,091, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the twelve months following the date of adoption. The change, however, is not expected to have a material impact on the consolidated financial statements.

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $49 as of the date of adoption. There have been no material changes to this balance during the three months ended September 28, 2007.

The tax years subject to examination by major tax jurisdictions include the fiscal year ended April 2, 2004 and forward by the U.S. Internal Revenue Service, and the fiscal year ended March 28, 2003 and forward for certain states.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the six months ended September 28, 2007 and September 29, 2006 are as follows:

Six Months Ended
Cash paid for:	September 28, 2007	September 29, 2006
Interest	$ 2,050	$ 2,149
Income taxes, net	$ 17,438	$ 633

During the six months ended September 28, 2007, the Company had $284 in non-cash adjustments relating to adjustments to the Company’s purchase accounting for Activus.

12.	SUBSEQUENT EVENT

On October 24, 2007 the Compensation Committee of the Board of Directors approved the annual grant of time-based restricted stock awards and performance accelerated restricted stock awards to the Company’s employees and officers. These awards were granted under the Company’s 2006 Incentive Plan with the following terms:

(in thousands)
Type of Award	Shares Granted	Term
Performance Accelerated Restricted Stock Awards	505	100% on the 5 year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target

Time-Based Restricted Stock Awards	67	20% per year over 5 years

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

In the second quarter of fiscal year 2008, the Company continued to grow in the markets it serves. Overall, comparative quarterly sales grew by 7.2% at the consolidated level, and 6.7% on a year to date basis. Sales of the Company’s Select™ brand product sales grew 28.7% and 26.3% in the Physician and Elder Care Businesses, respectively, during the second quarter, and 25.4% and 25.9%, respectively, year to date. This growth is a result of the Company’s continued efforts to promote its globally sourced brand through sales and marketing initiatives. Additionally, the Company continued the execution of its business strategies by expanding its product offering in healthcare information technology solutions within the Physician Business and continued to diversify its customer base through expansion into the home health care market within the Elder Care Business.

Income from operations increased approximately 13.3% when compared to the same quarter in the prior year. This increase quarter over quarter was primarily the result of (i) sales growth, and (ii) a reduction of $6.0 million in compensation expense related to the Company’s management and employee incentive plans, including the reversal of $3.2 million previously accrued, based on management’s quarterly review of performance achievement and payout estimates. These increases in income from operations were partially offset by (i) $2.1 million of operating costs, legal fees, and estimates for a potential settlement related to the ongoing inspection by the Florida Department of Health of the Company’s compliance with the State of Florida Pedigree laws, and (ii) operating losses of $1.4 million associated with the May 31, 2007 acquisition of Activus Healthcare Solutions, Inc.

Year to date income from operations decreased slightly when compared to prior year. This decrease was primarily due to (i) $4.8 million of operating costs, legal fees, and estimates for a potential settlement related to the ongoing inspection by the Florida Department of Health of the Company’s compliance with the State of Florida Pedigree laws, (ii) operating losses of $2.1 million associated with the May 31, 2007 acquisition of Activus Healthcare Solutions, Inc. and (iii) $1.3 million in costs associated with the Physician Business’ launch of a national training program to educate sales representatives on new Select™ product lines and its healthcare information technology programs related to the investment in athenahealth, Inc. These decreases in income from operations were partially offset by a decrease of $7.3 million in compensation expense related to the Company’s management and employee incentive plans, including the reversal of $3.2 million previously accrued, based on management’s quarterly review of performance achievement and payout estimates.

Cash flow from operations during the six months ended September 28, 2007 was approximately $32.4 million, and was primarily driven by operating performance. The Company’s positive cash flow and available cash balances funded investments in health care information technology and the Physician Business strategic acquisition during the year.

The following specific events impacted the Company’s financial condition and results of operations during fiscal year 2008:

Acquisition of Activus Healthcare Solutions, Inc.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc., a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million, net of cash acquired. During the six months ended September 28, 2007, the Company integrated Activus’ operations into the Company’s existing operating branches. For the six months ended September 28, 2007, the Company incurred operating losses totaling $2.1 million related to the integration and transition of the ongoing Activus operations.

Investment in athenahealth, Inc.

On June 29, 2007, the Company made a $24.1 million equity investment, including transaction costs, in athenahealth, Inc. (“athena”), a privately held leading provider of internet-based healthcare information technology and business services to physician practices. This equity investment represented approximately 5% of outstanding shares. On September 20, 2007, an initial public offering of shares of athena’s common stock was made available for sale on the NASDAQ Global Market under the symbol “ATHN.”

Compliance with Florida Pedigree Laws

The Company’s Florida operations are the subject of an ongoing review and inspection by state regulatory agencies for compliance with guidelines for the receipt, storage, and distribution of products covered by recently enacted drug pedigree legislation in the state of Florida. Costs associated with this review were approximately $4.8 million during the six months ended September 28, 2007, and include accruals and estimates for potential fines and penalties, inventory exposure, additional operating costs, legal costs, and costs incurred to modify and transition the Company’s compliance systems and processes. These costs are recorded within Corporate Shared Services and the Physician Business. The Company is in continuing discussions with representatives from the Florida Department of Health to address and resolve these issues in an appropriate manner. The outcome of these discussions could result in significant civil penalties and/or loss of inventory. The Company expects settlement and resolution with the Florida Department of Health during fiscal year 2008. See Footnote 9, Commitments and Contingencies for further information.

Recent Developments

On October 24, 2007 the Compensation Committee of the Board of Directors approved the annual grant of time-based restricted stock awards and performance accelerated restricted stock awards to the Company’s employees and officers. See Footnote 12, Subsequent Event, for further information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 28, 2007		September 29, 2006			September 28, 2007		September 29, 2006
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change

Physician Business	$320.2	$5.1	$300.8	$4.8	6.4%	$626.4	$4.9	$585.3	$4.6	7.0%
Elder Care Business	137.7	2.2	126.3	2.0	9.1%	270.4	2.1	254.9	2.0	6.1%
Total Company	$457.9	$7.3	$427.1	$6.8	7.2%	$896.8	$7.0	$840.2	$6.6	6.7%

Physician Business

The following table summarizes the growth rate in product sales period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 28, 2007	September 29, 2006	Percent Change	September 28, 2007	September 29, 2006	Percent Change
Consumable products:
Branded	$111.3	$102.0	9.1%	$219.9	$202.9	8.4%
SelectTM	35.8	27.8	28.7%	68.9	55.0	25.4%
Lab Diagnostics	55.7	52.9	5.2%	111.1	105.7	5.1%
Pharmaceuticals	73.7	73.2	0.6%	141.4	128.4	10.1%
Equipment	35.1	37.8	(6.7)%	68.1	75.1	(9.3)%
Immunoassay	6.5	6.9	(6.2)%	13.4	14.7	(9.0)%
Other	2.1	0.2	--	3.6	3.5	0.9%
Total	$320.2	$300.8	6.4%	$626.4	$585.3	7.0%

Net sales growth during the three and six months ended September 28, 2007 was driven by continued momentum in the consumable and pharmaceutical sales growth programs, offset by a decline in equipment sales. Sales force productivity was negatively impacted by additional sales training meetings launched during fiscal year 2008. Management believes the timing of the additional meetings was important to maximize the value of new product offerings within the Select™ product line and to launch new marketing programs in health care information technology.

Branded product sales during the three and six months ended September 28, 2007 continued to be positively impacted by the Company’s sales growth initiatives. Select™ product sales quarter over quarter increased due to the Company’s focus on promoting its globally sourced, Select™ products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select™ brand products. In addition, pharmaceutical product sales increased and continued to be positively impacted by the Rx Extreme revenue growth program. This increase was partially offset by the Company’s decision not to participate in the influenza vaccine market during fiscal year 2008 due to oversupply of influenza vaccine in the market in the prior year. During the three and six months ended September 29, 2006 the Company had influenza vaccine sales of $15.4 million.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended			For the Six Months Ended
	September 28, 2007	September 29, 2006	Percent Change	September 28, 2007	September 29, 2006	Percent Change
Nursing home and assisted living facilities	$ 85.3	$ 78.8	8.3%	$167.7	$161.1	4.1%
Hospice and home health care agencies	36.4	33.0	10.4%	71.5	65.3	9.6%
Billing services	3.3	3.0	11.9%	6.4	6.0	7.3%
Other	12.7	11.5	10.3%	24.8	22.5	9.7%
Total	$137.7	$126.3	9.1%	$270.4	$254.9	6.1%

Net sales during the three and six months ended September 28, 2007 compared to the same periods in the prior year increased approximately $11.4 million and $15.5 million, respectively. During fiscal year 2007, the Elder Care Business implemented strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. The Company’s growth in the hospice and home health care lines of business during the six months ended September 28, 2007, reflects the successful execution of these business growth strategies. Net sales were also impacted by the continued utilization of innovative customer-specific solution programs and a focus on the regional and independent customer segments.

Across its Elder Care customer segments, Select™ product sales increased 25.4% and 25.9% during the three and six months ended September 28, 2007, when compared to the same periods in the prior year.

GROSS PROFIT

While gross margin percentages remained relatively consistent period over period for the Physician and Elder Care Businesses, margins in the Physician Business and Elder Care Business were positively impacted by increases in sales of the Company’s Select™ product line which generate higher gross margins due to the implementation of the Company’s global sourcing strategy which is designed to improve cost competitiveness. The impact of these higher margin sales were offset by an increase in pharmaceutical product sales in the Physician Business and equipment sales in the Elder Care Business, which generally have lower margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	September 28, 2007		September 29, 2006			September 28, 2007		September 29, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$48.3	15.1%	$43.9	14.6%	$ 4.4	$ 96.3	15.4%	$ 87.0	14.9%	$ 9.3
Elder Care Business(a)	25.8	18.7%	25.4	20.1%	0.4	52.7	19.5%	51.2	20.1%	1.5
Corporate Shared Services(b)	3.2	0.7%	4.1	1.0%	(0.9)	11.9	1.3%	8.9	1.1%	3.0
Total Company(b)	$77.3	16.9%	$73.4	17.2%	$ 3.9	$160.9	17.9%	$147.1	17.5%	$ 13.8

(a)    General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.

(b)    General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

During the three months ended September 28, 2007, the increase in general and administrative expenses as a percentage of net sales was primarily attributable to additional operating costs of $1.8 million related to the acquisition of Activus and approximately $0.7 million related to additional operating expenses from the Company’s ongoing inspection by the Florida Department of Health for compliance with State Pedigree laws. This increase was partially offset by a decrease in compensation expense of approximately $1.0 million related to the Company’s management and employee incentive plans.

General and administrative expenses as a percentage of net sales increased during the six months ended September 28, 2007, when compared to the same periods in the prior year. This increase was primarily attributable to (i) additional costs of $1.3 million related to the Company’s national launch of its new Select™ and healthcare information technology marketing programs, (ii) additional operating costs of $2.6 million related to the acquisition of Activus, and (iii) approximately $0.8 million related to additional operating expenses from the Company’s ongoing inspection by the Florida Department of Health for compliance with State Pedigree laws. This increase was partially offset by a decrease in compensation expense of approximately $1.8 million related to the Company’s management and employee incentive plans.

Elder Care Business

General and administrative expenses as a percentage of net sales decreased during the three months ended September 28, 2007, when compared to the same period in the prior year. This decrease was primarily attributable to (i) a $0.3 million decrease related to reductions in deferred compensation and employee relocation programs, (ii) $0.3 million related to freight cost savings from an increase in utilization of internal delivery resources, and (iii) a reduction of bad debt expense of $0.2 million related to the recovery of previously reserved customer accounts.

General and administrative expenses as a percentage of net sales decreased during the six months ended September 28, 2007, when compared to the same period in the prior year. This decrease was primarily attributable to (i) $0.3 million related to savings from increased utilization of internal delivery resources, (ii) a reduction of bad debt expense of $0.5 million related to the recovery of previously reserved customer accounts, and (iii) a reduction of $0.3 million in compensation expense related to the Company’s management and employee incentive plans as well as continued leveraging of the Company’s net sales growth across various fixed costs.

Corporate Shared Services

General and administrative expenses decreased $0.9 million when compared to the same quarter in the prior year. This decrease is primarily attributable to a reduction of $5.0 million in compensation expense related to the Company’s management and employee incentive plans, including the reversal of $3.2 million previously accrued, based on management’s quarterly review of performance achievement and payout estimates. This decrease was partially offset by a $1.4 million charge related to legal fees and estimates for a potential settlement related to the ongoing inspection by the Florida Department of Health of the Company’s compliance with the State of Florida Pedigree laws and a decrease in legal settlements primarily related to a $1.8 million class action legal settlement in the second quarter of fiscal year 2007.

General and administrative expenses for the six month period ending September 28, 2007 increased $3.0 million when compared to six month period ending September 29, 2006. This increase is primarily attributable to (i) approximately $4.0 million related to the Company’s ongoing inspection by the Florida Department of Health for compliance with State Pedigree laws, (ii) $2.2 million related to payroll expense as a result of additional employee headcount (iii) an increase of $1.3 million in the Company’s deferred compensation plan expense, and (iv) $0.7 million in rent expense related to annual increases and additional space leased during fiscal year 2008. This increase is partially offset by a reduction of $5.2 million in compensation expense related to the Company’s management and employee incentive plans, including the reversal of $3.2 million previously accrued, based on management’s quarterly review of performance achievement and payout estimates.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 28, 2007		September 29, 2006			September 28, 2007		September 29, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$25.7	8.0%	$23.9	7.9%	$1.8	$50.4	8.1%	$46.8	8.0%	$ 3.6
Elder Care Business	5.1	3.7%	5.0	4.0%	0.1	9.9	3.6%	9.6	3.8%	0.3
Total Company	$30.8	6.7%	$28.9	6.8%	$1.9	$60.3	6.7%	$56.4	6.7%	$ 3.9

The growth in selling expenses of approximately $1.9 million and $3.9 million for the three and six months, respectively, is consistent with the increase in net sales for the same periods.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Six Months Ended
	September 28, 2007		September 29, 2006			September 28, 2007		September 29, 2006
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$9.1	38.6%	$8.2	39.1%	$0.9	$14.7	38.8%	$15.1	38.9%	$0.4

The decrease in the effective rate period over period is primarily attributable to a favorable adjustment due to the change in fair market value of the Company’s investments in company-owned life insurance policies used to fund certain deferred compensation plan liabilities, offset by an unfavorable adjustment related to nondeductible accruals. Gains and losses on the underlying investments within the company-owned life insurance policies are excluded from taxable income and treated as permanent adjustments in accordance with SFAS 109, Accounting for Income Taxes. The Company’s effective tax rate may continue to fluctuate due to changes in non-deductible accruals and the market return on the underlying investments of company-owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	As of
	September 28, 2007	September 29, 2006
Days Sales Outstanding:(a)
Physician Business	42.6	40.9
Elder Care Business	50.7	55.3

Days On Hand:(b)
Physician Business	48.8	48.2
Elder Care Business	56.1	50.8

Days in Accounts Payable:(c)
Physician Business	44.9	43.5
Elder Care Business	27.9	29.1

Cash Conversion Days:(d)
Physician Business	46.5	45.6
Elder Care Business	78.8	77.0

Inventory Turnover:(e)
Physician Business	7.4x	7.5x
Elder Care Business	6.4x	7.1x

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

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company carefully monitors other components of liquidity, including the following:

(dollars in millions)	As of
	September 28, 2007	March 30, 2007
Capital Structure:
Bank Debt	$ 31.4	$ 1.5
Other Debt	1.2	1.4
Convertible senior notes	150.0	150.0
Less: Cash and cash equivalents	(17.0)	(46.7)
Net debt	165.6	106.2
Shareholders’ equity	372.2	380.9
Total capital	$537.8	$487.1

Operational Working Capital:
Accounts receivable, net	$232.3	$222.8
Inventories	188.1	174.1
Accounts payable	(149.8)	(131.3)
	$270.6	$265.6

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income, adjusted to reflect the effect of non-cash expenses, and changes in operational working capital. Net cash provided by operating activities during the six months ended September 28, 2007 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $6.0 million.

Cash flows from operating activities during six months ended September 28, 2007 and September 29, 2006 include the Company’s utilization of $0.1 million and $3.9 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of September 28, 2007, the Company has $5.0 million (tax-effected) of federal NOL carryforwards and $3.4 million (tax-effected) of state NOL carryforwards and expects to utilize the remaining NOL carryforwards prior to their expiration date. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $46.0 million and $8.7 million during the six months ended September 28, 2007 and September 29, 2006, respectively, and was primarily impacted by the following factors:

•	Payments for business combinations, net of cash acquired, were $15.1 million and $0.1 million during the six months ended September 28, 2007 and September 29, 2006, respectively.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million (net of cash acquired of $0.4 million). Payments totaling $13.2 million were made during the first six months of fiscal year 2008 from cash on hand.

The Physician Business acquired Southern Anesthesia & Surgical, Inc. (“SAS”) on September 30, 2005. During the three months ended June 29, 2007, the Company made a final payment of $1.5 million, as outlined in the purchase agreement.

•

On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $24.1 million, including $1.6 million of legal and other professional fees, all of which was paid during the six months ended September 28, 2007.

•

Capital expenditures totaled $9.5 million and $7.7 million during the six months ended September 28, 2007 and September 29, 2006, respectively, of which approximately $5.2 million and $5.0 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions were approximately $1.7 million and $0.5 million during the six months ended September 28, 2007 and September 29, 2006, respectively.

•

During the second quarter ended September 28, 2007, the Company received a payment of $2,927, of which $2,737 related to the principal balance. This payment fulfilled the obligation of a note receivable from its former chairman and chief executive officer.

Cash Flows From Financing Activities

Net cash used by financing activities was $16.0 million during the six months ended September 28, 2007 compared to $3.4 million during the six months ended September 29, 2006. Net cash used by financing activities during the six months ended September 28, 2007 and September 29, 2006 were primarily impacted by the following factors:

•	The Company received proceeds from the exercise of stock options of approximately $1.7 million and $5.0 million during the six months ended September 28, 2007 and September 29, 2006, respectively.

The Company recognized related excess tax benefits of $0.8 million and $2.6 million during the six months ended September 28, 2007 and September 29, 2006, respectively.

•

The Company repurchased approximately 2.8 million shares of common stock at an average price of $17.71 per common share for approximately $49.4 million during the six months ended September 28, 2007. The Company repurchased approximately 0.6 million shares of common stock at an average price of $19.47 per common share for approximately $12.2 million during the six months ended September 29, 2006.

•	The Company borrowed approximately $31.4 million on its revolving line of credit during the six months ended September 28, 2007.

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

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis. As of September 28, 2007, the fair value of the convertible senior notes was approximately $177.5 million and the value of the shares, if converted, was approximately $167.9 million.

As of September 28, 2007, the Company had outstanding borrowings of $31.4 million and as of March 30, 2007, the Company had no outstanding borrowings. The Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $168.6 million (excluding the additional increase of $50.0 million) under the revolving line of credit.

The average daily interest rate, excluding debt issuance costs and unused line fees for the three months ended September 28, 2007 and September 29, 2006 was 7.49% and 8.18% respectively. The average daily interest rate for the six months ended September 28, 2007 and September 29, 2006 was 7.44% and 7.68% respectively.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. During the three and six months ended September 28, 2007, the Company has not entered into any material working capital commitments that require funding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 was effective for companies with fiscal years commencing after December 15, 2006 and was adopted by the Company during the three months ended June 29, 2007. See the Footnote 10, Income Taxes for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The statement permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact of SFAS 159.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the Company’s second quarter ended September 28, 2007, a company in which PSS holds an equity interest made an initial public offering of its shares of common stock on the NASDAQ Global Market. The cost of the equity investment, including legal and professional fees, totaled $24.1 million and was classified as an available-for-sale security upon consummation of the initial public offering. As of September 28, 2007, the trading value of the equity investment was $46.1 million. The value of this asset is subject to market risk. A hypothetical decrease in market value of 10% would present no material risk of earnings loss or loss in fair value below the original investment. The Company believes, aside from the aforementioned equity investment, there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 30, 2007 filed on May 25, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended March 30, 2007, filed on May 25, 2007. Such factors could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition, or operating results.

The Company holds an investment in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. Athena consummated its initial public offering during the Company’s second quarter of fiscal year 2008. The value of the Company’s interest in athena, currently accounted for as available-for-sale securities, may be affected by economic and market conditions beyond the Company’s control. There can be no assurance that the Company will be able to achieve liquidity in the shares at attractive prices, and the loss of value in the Company’s investment in athena could have a material adverse effect on the business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by authorizing the repurchase of an additional 5%, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the three months ended September 28, 2007, the Company repurchased approximately 2.8 million shares of common stock under this program at an average price of $17.71 per common share for approximately $49,425. At September 28, 2007, approximately 0.7 million shares were available for repurchase under this program and do not expire under the provisions of the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

June 30-July 29	--	--	--	3,499,735
July 30-August 29	2,480,789	$ 17.63	2,480,789	1,018,946
August 30-September 28	310,511	$ 18.36	310,511	708,435
Total second quarter	2,791,300	$ 17.71	2,791,300	708,435

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

In accordance with the Company’s notice and proxy statement dated July 27, 2007 the Company held its Annual Meeting of Shareholders on August 21, 2007. Holders of 60,087,003 shares of the Company’s common stock were present in person or by proxy representing approximately 89.4% of the Company’s 67,212,559 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b)

The following director was elected to serve a two-year term of office until the 2009 Annual Meeting of Shareholders or until a successor has been duly elected and qualified. Mr. Crowe was originally appointed in fiscal year 2007 to fill the vacancy created by the retirement of Clark A. Johnson, the former Chairman of the Board of Directors. Of the 60,087,003 shares (1 vote per share) of common stock represented at the meeting, the director was elected by the following votes:

	Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes

Jeffrey C. Crowe	57,953,715	2,133,289	--	--

The following directors were elected to serve a three-year term of office until the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 60,087,003 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

	Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes

Melvin L. Hecktman	57,892,302	2,194,702	--	--
Delores P. Kesler	58,191,718	1,895,286	--	--
David A. Smith	57,289,044	2,797,960	--	--

Immediately following the annual meeting, the directors of the Company consisted of the following:

Name

Charles E. Adair
Alvin R. Carpenter
Jeffrey C. Crowe
T. O’Neal Douglas
Melvin L. Hecktman
Delores P. Kesler
Stephen H. Rogers
David A. Smith

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 7, 2007.

PSS WORLD MEDICAL, INC.
By:	/s/ David M. Bronson

David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)