Form 10-Q
period 2007-12-28
PSS WORLD MEDICAL INC
filed 2008-02-06
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

☐ Yes ☒ No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 5, 2008 was 63,644,790 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 28, 2007

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

•

Management’s belief that its accruals for estimated costs and fees, including potential loss of inventory and related expenses associated with the settlement of its issues with the State of Florida are adequate and that the subsequent review of quarantined inventory will be complete by the end of the Company’s fourth quarter;

•

Management’s belief that the majority of the remaining net operating loss carryforwards will be utilized prior to their expiration date to reduce federal and state tax liability and that changes in the Company’s current uncertain tax positions will not have a material impact on the results of operations or the consolidated balance sheet;

•

Management’s belief that the effective tax rate may fluctuate due to changes in non-deductible accruals and changes in the market return on underlying investments of company-owned life insurance policies;

•	Management’s expectation that compensation cost related to non-vested restricted stock grants will be recognized over a weighted average period of 5.0 years;
•

Management’s expectation that cash flows from operations will fund future working capital needs, capital expenditures, and, in conjunction with borrowings under the revolving line of credit, capital markets, and/or other financing arrangements, the overall growth in the business; and

•	Management’s expectation that the Company may seek to retire a portion of its outstanding equity through share repurchases and may also issue debt or equity to meet its future liquidity requirements.

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2007 AND MARCH 30, 2007

(Thousands, Except Share Data)

ASSETS

	December 28,	March 30,
	2007	2007
Current Assets:
Cash and cash equivalents	$ 15,031	$ 46,658
Accounts receivable, net of allowance for doubtful accounts of $8,205 and $8,686 as of
December 28, 2007 and March 30, 2007, respectively	224,282	222,776
Inventories	214,256	174,130
Deferred income taxes	9,175	8,776
Prepaid expenses and other	31,611	34,434
Total current assets	494,355	486,774

Property and equipment, net of accumulated depreciation of $84,259 and $70,596
as of December 28, 2007 and March 30, 2007, respectively	89,897	88,627
Other Assets:
Goodwill	110,868	107,366
Intangibles, net	27,669	29,758
Investment in available for sale securities	50,206	--
Other	68,580	62,450
Total assets	$841,575	$774,975

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$161,728	$131,330
Accrued expenses	34,350	37,224
Revolving line of credit and current portion of long-term debt	33,660	2,238
Other	15,846	11,440
Total current liabilities	245,584	182,232

Long-term debt, excluding current portion	150,839	150,675
Other non-current liabilities	67,133	61,207
Total liabilities	463,556	394,114
Commitments and contingencies (Notes 2, 4, 9, 10 and 12)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and
outstanding	--	--
Common stock, $0.01 par value; 150,000,000 shares authorized, 64,664,200 and
67,179,475 shares issued and outstanding at December 28, 2007 and March 30, 2007,
respectively	637	668
Additional paid-in capital	243,872	300,014
Retained earnings	117,275	80,179
Accumulated other comprehensive income	16,235	--
Total shareholders’ equity	378,019	380,861
Total liabilities and shareholders’ equity	$841,575	$774,975

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006

(Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006

Net sales	$465,208	$458,421	$1,362,048	$1,298,615
Cost of goods sold	330,215	335,186	966,831	931,622
Gross profit	134,993	123,235	395,217	366,993
General and administrative expenses	79,370	75,222	240,285	222,277
Selling expenses	31,508	30,140	91,823	86,516
Income from operations	24,115	17,873	63,109	58,200
Other (expense) income:
Interest expense	(1,811)	(1,320)	(4,702)	(4,062)
Interest and investment income	26	426	668	809
Other income, net	833	517	1,923	1,415
	(952)	(377)	(2,111)	(1,838)
Income before provision for income taxes	23,163	17,496	60,998	56,362
Provision for income taxes	9,001	6,376	23,666	21,512
Net income	$ 14,162	$ 11,120	$ 37,332	$ 34,850

Basic earnings per common share	$ 0.22	$ 0.17	$ 0.57	$ 0.52
Diluted earnings per common share	$ 0.22	$ 0.16	$ 0.56	$ 0.50

Weighted average common shares outstanding, Basic	63,999	67,054	65,533	67,272
Weighted average common shares outstanding, Diluted	65,756	69,458	67,195	69,294

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 28, 2007 AND DECEMBER 29, 2006

(In Thousands)

	Nine Months Ended
	December 28 , 2007	December 29, 2006
Cash Flows From Operating Activities:
Net income	$ 37,332	$ 34,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,029	12,454
Amortization of intangible assets	4,226	4,445
Noncash compensation expense	3,051	1,500
Provision for doubtful accounts	3,461	3,396
Provision for deferred compensation	1,197	1,701
Amortization of debt issuance costs	1,075	1,075
Loss on sale of property and equipment	24	39
(Benefit) provision for deferred income taxes	(1,391)	4,097
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(1,872)	(14,051)
Inventories	(37,939)	(12,734)
Prepaid expenses and other current assets	(870)	(1,193)
Other assets	(8,408)	(1,394)
Accounts payable	25,762	23,111
Accrued expenses and other liabilities	6,050	3,600
Net cash provided by operating activities	45,727	60,896

Cash Flows From Investing Activities:
Payments for investment in available for sale securities	(24,064)	--
Payments for business combinations, net of cash acquired of $376 and $0, respectively	(15,155)	(2,475)
Capital expenditures	(13,760)	(10,551)
Proceeds from repayment of note receivable	2,737	--
Other	(111)	(1,049)
Net cash used in investing activities	(50,353)	(14,075)

Cash Flows From Financing Activities:
Net proceeds from the revolving line of credit	32,550	--
Proceeds from exercise of stock options	2,316	7,365
Excess tax benefits from share-based compensation arrangements	1,270	3,179
Payments under capital lease obligations	(616)	(415)
Proceeds from borrowings	--	1,500
Repurchases of common stock	(62,521)	(27,413)
Net cash used in financing activities	(27,001)	(15,784)
Net (decrease) increase in cash and cash equivalents	(31,627)	31,037
Cash and cash equivalents, beginning of period	46,658	23,867
Cash and cash equivalents, end of period	$ 15,031	$ 54,904

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2007 AND DECEMBER 29, 2006

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

The Company reports its year-end financial position, results of operations, and cash flows as of the Friday closest to March 31. Fiscal years 2008 and 2007 each consist of 52 weeks or 253 selling days, respectively. The Company reports its quarter-end financial position, results of operations, and cash flows as of the Friday closest to month-end. The three and nine months ended December 28, 2007 and December 29, 2006 each consisted of 62 and 189 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the presentation at December 28, 2007.

Marketable Securities

The Company reports marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The equity securities held by the Company at December 28, 2007 are classified as available for sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder’s equity. See Footnotes 3 and 5, Equity Investment and Comprehensive Income, respectively.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 was effective for companies with fiscal years commencing after December 15, 2006 and was adopted by the Company during fiscal year 2008. See Footnote 10, Income Taxes, for further discussion.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The statement permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently assessing the impact of SFAS 159.

During December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. SFAS 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, or the Company’s fiscal year 2010. The Company is currently assessing the impact of SFAS 141(R).

Stock Repurchase Program

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 30, 2007, there were 3.5 million shares available for repurchase under existing stock repurchase programs. On December 7, 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.3 million common shares, in the open market, in privately negotiated transactions, or otherwise.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 30, 2007 to December 28, 2007:

(in thousands)	Shares

Balance, March 30, 2007	3,500
Shares authorized for repurchase	3,267
Shares repurchased	(3,495)
Balance, December 28, 2007	3,272

During the nine months ended December 28, 2007, the Company repurchased approximately 3.5 million shares of common stock at an average price of $17.89 per common share for approximately $62,521. At December 28, 2007, approximately 3.3 million shares were available for repurchase which have no scheduled expiration under the provisions of the plan. Subsequent to the quarter ended December 28, 2007, the Company repurchased additional shares of its common stock on the open market. See Footnote 12, Subsequent Events, for further discussion.

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

Physician Business

On May 31, 2007, the Physician Business acquired 100% of the outstanding stock of Activus Healthcare Solutions, Inc. (“Activus”). Activus was a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13,187 (net of cash acquired of $376). Payments totaling $13,187 were made during the first nine months of fiscal year 2008, of which $3,000 is held in escrow and will be released upon the satisfaction of certain sales representative retention milestones, net of any amounts payable to the Company for potential indemnity claims. These funds are classified as restricted cash within other current assets and accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet. The premium paid in excess of the fair value of the net assets acquired was primarily for Activus’ tenured sales force.

Goodwill of $3,425 was assigned to the Physician Business and is not deductible for tax purposes. During the three months ended December 28, 2007, the goodwill balance was increased $82 under the terms of the purchase agreement. Based on the final purchase price allocation, acquired intangible assets totaled approximately $1,911, and were assigned to customer relationships, with a useful life of ten years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

(in thousands)
`
Cash	$ 376
Accounts receivable	2,836
Inventories	2,154
Other current assets	543
Property and equipment	427
Goodwill	3,425
Intangibles	1,911
Deferred tax asset	6,582
Other noncurrent assets	29
Total assets acquired	18,283
Less: Current liabilities	4,720
Net assets acquired	$13,563

3.	EQUITY INVESTMENT

On June 29, 2007, the Company made a $24,064 investment (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. At the investment date athena was a privately held entity and the Company’s investment represented an ownership interest of approximately 5% of outstanding shares. On September 20, 2007, an initial public offering of shares of athena’s common stock was made available for sale on the NASDAQ Global Market under the symbol “ATHN.”

Under the terms of the investment, the Company entered into a customary lock-up agreement (the “lock-up agreement”) which limits the ability of the Company to sell or dispose of its acquired shares of athena for a period of 180 days from the date of the initial public offering, subject to a maximum extension of thirty three days.

This investment was initially recorded at cost in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which governs the accounting for privately held investments. As a result of the initial public offering, the Company has recorded this non-current investment as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This investment was marked to market based on quoted market prices as of December 28, 2007, discounted for the restriction on the sale of athena’s stock from the lock-up agreement.

As of December 28, 2007, the aggregate fair value of this investment is $50,206. During the nine months ended December 28, 2007, the Company recorded an unrealized holding gain of $26,142, of which $16,235 was recorded in other comprehensive income and $9,907 was recorded as a deferred tax liability.

4.	DEBT

Debt consists of the following:

	As of
(in thousands)	December 28, 2007	March 30, 2007

Revolving line of credit	$ 32,550	$ --
2.25% convertible senior notes	150,000	150,000
Capital lease obligations	1,949	1,413
Other debt	--	1,500
Total debt	184,499	152,913
Less: Current portion of long-term debt	33,660	2,238
Long-term debt	$150,839	$150,675

Revolving Line of Credit

The Company had $32.6 million in outstanding borrowings under the revolving line of credit at December 28, 2007. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $167.5 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended December 28, 2007 was 6.51%. There were no borrowings or interest expense related to the revolving line of credit during the three months ended December 29, 2006. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 28, 2007 and December 29, 2006 was 6.88% and 7.61%, respectively.

5.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and nine months ended December 28, 2007 and December 29, 2006:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006

Net income	$14,162	$11,120	$37,332	$34,850
Unrealized holding gains on available-for-sale investments, net of income taxes	2,521	--	16,235	--
Comprehensive income	$16,683	$11,120	$53,567	$34,850

The unrealized holding gain on available-for-sale investments for the three months ended December 28, 2007 represents the mark-to-market adjustment of $4,059, of which $2,521 is recorded in other comprehensive income net of related income taxes of $1,538. The unrealized holding gain on available-for-sale investments for the nine months ended December 28, 2007 represents the mark-to-market adjustment of $26,142, of which $16,235 is recorded in other comprehensive income net of related income taxes of $9,907. This unrealized holding gain relates to the Company’s investment in athena, as discussed in Footnote 3, Equity Investment.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended December 28, 2007 and December 29, 2006:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006

Denominator-weighted average shares outstanding used in computing basic earnings per common share	63,999	67,054	65,533	67,272
Assumed exercise of stock options (a)	611	943	642	974
Assumed vesting of restricted stock	97	90	110	101
Assumed conversion of 2.25% convertible senior notes	1,049	1,371	910	947
Denominator-weighted average shares outstanding used in computing diluted earnings per common share	65,756	69,458	67,195	69,294

(a)     Options to purchase approximately 127 and 188 shares of outstanding common stock at December 28, 2007 and

December 29, 2006, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock.

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

Total stock-based compensation expense during the three months ended December 28, 2007 and December 29, 2006 was approximately $942 and $562, respectively, with related income tax benefits of $358 and $213, respectively. Total stock-based compensation expense during the nine months ended December 28, 2007 and December 29, 2006, was approximately $2,369 and $1,060, respectively, with related income tax benefits of $887 and $402, respectively.

The Company’s Unaudited Condensed Consolidated Statements of Cash Flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Income tax benefits of $1,270 and $3,179 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the nine months ended December 28, 2007 and December 29, 2006, respectively.

Outstanding stock-based awards granted under equity incentive plans as of December 28, 2007 and March 30, 2007 are as follows:

	As of
(in thousands)	December 28, 2007	March 30, 2007

Stock options(a)	1,913	2,366
Restricted stock(b)	949	405
Restricted stock units(a)	99	--
Deferred stock units(a)	9	9
Total outstanding stock-based awards	2,970	2,780

(a) Amounts are excluded from shares of common stock issued and outstanding.

(b) Amounts as of December 28, 2007 and March 30, 2007 are included in shares of common stock issued and outstanding on the face of the balance sheet and in calculating weighted average shares outstanding, but are not considered outstanding for accounting purposes under SFAS 123(R) until restrictions lapse.

Restricted Stock Awards

The Company issues i) restricted stock which vests based on the recipient’s continued service over time (“Time-Based Awards”) and ii) restricted stock or restricted stock units which vest based on the Company achieving specified performance measurements (“Performance-Based Awards”).

Time-Based Awards

The Company measures the fair value of Time-Based Awards on the date of grant based on the closing stock price. The related compensation expense is recognized on a straight-line basis over the vesting period, net of estimated forfeitures.

Performance-Based Awards

During the nine months ended December 28, 2007, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock (“PARS”) to the Company’s top six officers and awards of PARS to the Company’s remaining officers. These awards were granted under the Company’s 2006 Incentive Plan.

The Performance Shares, totaling 99,200 shares, will vest after three years and convert to shares of common stock based on the Company’s achievement of certain cumulative earnings per share growth targets. These awards, which are denominated in terms of a target number of shares, will be forfeited if performance falls below a designated threshold level and may vest for up to 250% of the target number of shares for exceptional performance. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance. The Company recognizes compensation expense on a straight-line basis (net of estimated forfeitures) over the awards three year vesting period based on the Company’s estimate of what will ultimately vest. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

The PARS awards, totaling 604,166 shares, will vest on the five-year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards’ vesting period of five years based on the Company’s estimate of its cumulative earnings per share growth rate. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

As of December 28, 2007, there was $14,296 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 5.0 years.

The following table summarizes the activity of restricted stock and restricted stock units during the period from March 30, 2007 to December 28, 2007:

	Performance-Based Awards				Time-Based Awards
	Performance Shares		PARS
(in thousands)	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance, March 30, 2007	--	--	--	--	405	$16.96
Granted	99	$18.52	604	$18.50	93	18.56
Vested	--	--	--	--	(140)	15.08
Forfeited	--	--	--	--	(13)	17.47
Balance, December 28, 2007	99	$18.52	604	$18.50	345	$18.23

8.	SEGMENT INFORMATION

The Company's reportable segments are strategic businesses which offer distinct products to different segments of the healthcare industry, and are the basis by which management regularly evaluates the Company. These segments are managed separately due to differing customers and products. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company's business segments:

	For the Three Months Ended		For the Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Net Sales:
Physician Business	$326,520	$329,160	$ 952,936	$ 914,411
Elder Care Business	138,688	129,261	409,112	384,204
Total net sales	$465,208	$458,421	$1,362,048	$1,298,615

Income from Operations:
Physician Business	$ 23,804	$ 18,318	$ 63,230	$ 58,065
Elder Care Business	6,491	5,072	18,041	14,860
Corporate Shared Services	(6,180)	(5,517)	(18,162)	(14,725)
Total income from operations	$ 24,115	$ 17,873	$ 63,109	$ 58,200

Income Before Provision for Income Taxes:
Physician Business	$ 23,033	$ 17,622	$ 60,932	$ 55,983
Elder Care Business	4,532	3,112	12,155	8,994
Corporate Shared Services	(4,402)	(3,238)	(12,089)	(8,615)
Total income before provision for income taxes	$ 23,163	$ 17,496	$ 60,998	$ 56,362

		As of
		December 28, 2007		March 30, 2007

Assets:
Physician Business		$463,792		$413,646
Elder Care Business		275,620		266,472
Corporate Shared Services		102,163		94,857
Total assets		$841,575		$774,975

9.	COMMITMENTS AND CONTINGENCIES

State of Florida Pedigree Compliance

During the first quarter of fiscal year 2008, the Company’s Florida distribution operations were inspected by the Florida Department of Health for compliance with recently enacted state drug pedigree legislation, which covers the receipt, storage, and distribution of pharmaceutical products within the State of Florida. Based on these inspections, the Company ceased distribution of pharmaceutical products from its Florida distribution centers and some pharmaceutical and medical device products stored in the Company’s St. Petersburg, Orlando, and Jacksonville warehouses were placed under quarantine. In addition, the Florida Department of Health informed the Company that it would not renew the Company’s pharmaceutical distribution licenses, approve necessary changes to licenses, or release the quarantined Florida inventory for sale until these issues were resolved.

During the nine months ended December 28, 2007, the Company incurred and recorded approximately $3.2 million relating to additional operating costs, legal costs and costs to modify and transition the Company's compliance system and processes. These costs were recorded as general and administrative expenses within the Company’s Corporate Shared Services and Physician Business.

In addition to these costs, the Company recorded an accrual of $3.0 million within “Accrued Expenses” on the Unaudited Condensed Consolidated Balance Sheet as an estimate of costs and fees, including potential loss of inventory, associated with this inspection. The Company believes its accruals for estimated costs and fees, inventory loss and related expenses associated with the agreement to resolve issues with the State of Florida are adequate.

Subsequent to the third quarter ending December 28, 2007, the Company reached an agreement with the Florida Department of Health resolving its issues regarding the interpretation of the pedigree legislation. See Footnote 12, Subsequent Events, for further discussion.

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

Purchase Commitments

During February 2006, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through January 31, 2008. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $1,134 at December 28, 2007 based on management’s estimate of current pricing.

During October 2006, the Company entered into an exclusive distributor agreement with a supplier to purchase a minimum number of chemistry analyzers through September 29, 2009. As of December 28, 2007, this purchase commitment was valued at approximately $2,838.

During July 2007, the Company entered into an agreement with a supplier to purchase lab equipment through July 19, 2008. As of December 28, 2007, this purchase commitment was valued at approximately $1,000.

During August 2007, the Company entered into an agreement with another supplier to purchase a minimum number of chemistry analyzers through January 2, 2009. As of December 28, 2007, this purchase commitment was valued at approximately $625.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select™ for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of December 28, 2007, the Company has not terminated a contract with a Select™ products vendor which would require the Company to purchase the vendor’s remaining inventory.

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

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $49 as of the date of adoption. There have been no material changes to this balance during the nine months ended December 28, 2007.

The tax years subject to examination by major tax jurisdictions include the fiscal year ended April 1, 2005 and forward by the U.S. Internal Revenue Service, and the fiscal year ended April 2, 2004 and forward for certain states.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the nine months ended December 28, 2007 and December 29, 2006 are as follows:

	Nine Months Ended
Cash paid for:	December 28, 2007	December 29, 2006
Interest	$ 2,789	$2,334
Income taxes, net	$23,513	$6,090

During the nine months ended December 28, 2007, the Company had $366 in non-cash adjustments relating to the Company’s purchase accounting for Activus and $1,180 relating to new capital lease obligations.

12.	SUBSEQUENT EVENTS

Resolution of State Inspection for Compliance with Florida Pedigree Laws

On January 23, 2008, the Company signed an agreement with the State of Florida relating to the review for compliance with the State’s drug pedigree legislation. This agreement resolves issues regarding the interpretation of procedures for documenting the ordering, receipt, storage, and shipping of prescription pharmaceutical products covered by Florida drug pedigree legislation. Pursuant to the terms of the agreement, the Company reimbursed the State $1.0 million in costs and fees, and will donate pharmaceutical inventory valued at $0.5 million during the fourth quarter ended March 28, 2008, which will be charged against previously established reserves. In addition, the State agreed to issue and/or renew permits to the Company’s Florida facilities, subject to inspections of new facilities and established a process to validate the Company’s existing quarantined inventory using the services of a third-party. If the documentation is sufficient, the Department of Health has agreed to release seized drugs from quarantine and allow its sale within the State. This review is expected to be complete by the end of the Company’s fourth quarter of fiscal year 2008. The Company believes its remaining accrual for estimated inventory loss and expenses associated with the agreement are adequate and represent the Company’s best estimate of expenses based on available information through the date of filing. See Footnote 9, Commitments and Contingencies, for further information.

Amendment to the Company’s Line of Credit Agreement

The Company’s asset backed line of credit (“the Credit Agreement”), originally dated May 20, 2003, was amended on January 23, 2008. This amendment (i) extended the term of the agreement to September 30, 2012, and (ii) set the determination of applicable margin level for Base Rate loans and LIBOR loans from Availability to a Fixed Charge Coverage Ratio and reduced the maximum applicable margin to 1.75%.

Repurchases of Common Stock

Subsequent to quarter end, the Company repurchased 1,025 shares of its common stock under the Company’s stock repurchase program. These shares were purchased in the open market for $18,014, at an average price of $17.57 per share. The Company intends to retire these shares during the fourth quarter of fiscal year 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, pharmaceutical related products, and healthcare information technology solutions to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home health care providers through 40 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base.

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

EXECUTIVE OVERVIEW

In the third quarter of fiscal year 2008, the Company continued to grow in the markets it serves. Overall, comparative quarterly sales grew 1.5 % at the consolidated level, and 4.9% on a year to date basis. Sales growth during the quarter was negatively impacted by the company’s decision not to participate in the influenza vaccine market during fiscal year 2008. Influenza vaccine sales for the three and nine months ending December 29, 2006 were $33.3 million and $48.7 million, respectively. The Company’s Select™ brand product sales grew 30.7% and 23.4% in the Physician and Elder Care Businesses, respectively, during the third quarter, and 27.2% and 25.1%, respectively, year to date. This growth is a result of the Company’s continued efforts to promote its globally sourced brand through sales and marketing initiatives. Additionally, the Company continued the execution of its business strategies of providing customer solutions including diagnostic equipment and expanding its product offering in healthcare information technology within the Physician Business and diversifying its customer base through expansion into the home health care market within the Elder Care Business.

Income from operations increased approximately 34.9% when compared to the same quarter in the prior year. This increase was primarily as result of the net sales growth discussed above as well as management’s continued focus on reducing operating costs as a percentage of net sales. Additionally, this increase was impacted by the write-down for influenza vaccine inventory of $7.1 million during the third quarter ended December 29, 2006. This write-down was the result of the cancellation of customer orders during the prior year quarter due to an oversupply of the product in the market and a mild influenza season. This increase in income from operations was partially offset by $1.4 million of operating costs and legal fees related to the resolution of certain issues with the Florida Department of Health regarding the Company’s compliance with the State of Florida pedigree laws. Subsequent to quarter end, the Company resolved its issues with the State regarding the interpretation of the Florida drug pedigree legislation. See the Recent Developments section for further discussion.

Year to date income from operations increased approximately 8.4% when compared to prior year. This increase was primarily due to (i) growth of the Company’s Select™ brand product sales; (ii) the write-down for influenza vaccine inventory of $7.1 million during the third quarter ending December 29, 2006, and (iii) a reduction of $7.1 million in compensation expense related to the Company’s management and employee incentive plans, including the reversal of $3.2 million previously accrued, based on management’s quarterly review of performance achievement and payout estimates. These were partially offset by (i) $6.2 million of operating costs, legal fees, and estimates for a potential agreement related to the resolution of certain issues with the Florida Department of Health regarding the Company’s compliance with the State of Florida pedigree laws, (ii) operating losses of $2.5 million related to the integration and transition of Activus operations, and (iii) $1.3 million in costs associated with the Physician Business’ launch of a national training program to educate sales representatives on new Select™ product lines and its healthcare information technology programs related to the investment in athenahealth, Inc.

Cash flow from operations during the nine months ended December 28, 2007 was approximately $45.7 million. The Company’s positive cash flow and available cash balances funded investments in athenahealth, Inc., the Physician Business’ acquisition, and the repurchase of Company common stock, as discussed in Footnote 1, Basis of Presentation.

The following specific events impacted the Company’s financial condition and results of operations during the three and nine months ended December 28, 2007:

Compliance with Florida Pedigree Laws

During the nine months ended December 28, 2007, the Company’s Florida operations were the subject of an inspection by the Florida Department of Health for compliance with guidelines for the receipt, storage, and distribution of products covered by recently enacted drug pedigree legislation in the State of Florida. Products covered by this legislation included prescription pharmaceutical products used by physicians in their practices, such as vaccines, ointments and creams, anesthetics, and topicals used in office procedures. Costs associated with the review and inspection were approximately $6.2 million and include accruals and estimates for costs and fees, inventory exposure, additional operating costs, legal costs, and costs incurred to modify and transition the Company’s compliance systems and processes. These costs are recorded within Corporate Shared Services and the Physician Business. Subsequent to quarter end, the Company resolved its issues with the State regarding the interpretation of the Florida drug pedigree legislation. See the Recent Developments section below and Footnote 9, Commitments and Contingencies, for further discussion.

Investment in athenahealth, Inc.

On June 29, 2007, the Company made a $24.1 million equity investment, including transaction costs, in athenahealth, Inc. (“athena”), a privately held leading provider of internet-based healthcare information technology and business services to physician practices. This equity investment represented approximately 5% of outstanding shares. On September 20, 2007, an initial public offering of shares of athena’s common stock was made available for sale on the NASDAQ Global Market under the symbol “ATHN,” which impacted the valuation of shares under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 28, 2007, the aggregate fair value of this investment was $50,206. During the nine months ended December 28, 2007, the Company recorded an unrealized holding gain of $26,142, of which $16,235 was recorded in other comprehensive income and $9,907 was recorded as a deferred tax liability. See Footnote 3, Equity Investment, for further discussion.

Acquisition of Activus Healthcare Solutions, Inc.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc., a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million, net of cash acquired. As of December 28, 2007, Activus’ operations have been integrated into the Company’s existing operations. The Company has incurred operating losses totaling $2.5 million related to the integration and transition of Activus operations. See Footnote 2, Purchase Business Combinations, for further discussion.

Recent Developments

Resolution of State Inspection for Compliance with Florida Pedigree Laws

On January 23, 2008, the Company signed an agreement with the State of Florida relating to the review for compliance with the State’s drug pedigree legislation. This agreement resolves issues regarding interpretation of procedures for documenting the ordering, receipt, storage, and shipping of certain products covered by Florida drug pedigree legislation. Pursuant to the terms of the agreement, the Company reimbursed the State $1.0 million in costs and fees, and will donate pharmaceutical inventory valued at $0.5 million during the fourth quarter ended March 28, 2008. In addition, the State agreed to issue and/or renew permits to the Company’s Florida facilities and will release the Company’s quarantined inventory upon third party validation. This third party review is expected to be complete by the end of the Company’s fourth quarter of fiscal year 2008. See Footnote 12, Subsequent Events, for further information.

Amendment to the Company’s Line of Credit Agreement

The Company’s asset backed line of credit (“the Credit Agreement”), originally dated May 20, 2003, was amended on January 23, 2008. This amendment (i) extended the term of the agreement to September 30, 2012, and (ii) set the determination of applicable margin level for Base Rate loans and LIBOR loans from Availability to a Fixed Charge Coverage Ratio and reduced the maximum applicable margin to 1.75%.

Repurchases of the Company’s Common Stock

Subsequent to quarter end, the Company repurchased 1.0 million shares of its common stock under the Company’s stock repurchase program. These shares were purchased in the open market for $18.0 million, at an average price of $17.57 per share. The Company intends to retire these shares during the fourth quarter of fiscal year 2008.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2007		December 29, 2006			December 28, 2007		December 29, 2006
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change

Physician Business	$326.5	$5.3	$329.2	$5.3	(0.8)%	$ 952.9	$5.0	$ 914.4	$4.9	4.2%
Elder Care Business	138.7	2.2	129.2	2.1	7.3%	409.1	2.2	384.2	2.0	6.5%
Total Company	$465.2	$7.5	$458.4	$7.4	1.5%	$1,362.0	$7.2	$1,298.6	$6.9	4.9%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 28, 2007	December 29, 2006	Percent Change	December 28, 2007	December 29, 2006	Percent Change
Consumable products:
Branded	$110.4	$103.3	6.9%	$330.4	$306.6	7.7%
SelectTM	37.6	28.8	30.7%	106.5	83.7	27.2%
Lab Diagnostics	59.7	58.6	1.8%	170.7	164.5	3.8%
Pharmaceuticals	72.0	60.4	19.3%	213.5	173.5	23.1%
Influenza vaccine products	--	33.3	(100.0)%	--	48.6	(100.0)%
Equipment	38.2	34.8	9.9%	105.9	109.5	(3.3)%
Immunoassay	6.4	8.1	(21.0)%	19.7	22.7	(13.2)%
Other	2.2	1.9	14.0%	6.2	5.3	20.0%
Total	$326.5	$329.2	(0.8)%	$952.9	$914.4	4.2%

Net sales growth during the three and nine months ended December 28, 2007 was driven by continued momentum in the consumable, pharmaceutical, and equipment sales growth programs, offset by a decline in influenza vaccine product sales. Select™ product sales increased due to the Company’s focus on promoting its globally sourced, Select™ products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select™ brand products. Influenza vaccine product sales were impacted by the Company’s decision not to participate in the influenza vaccine market during fiscal year 2008 due to oversupply of influenza vaccine in the market in the prior year. Influenza vaccine sales during the three and nine months ended December 29, 2006 were $33.3 million and $48.7 million, respectively.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended			For the Nine Months Ended
	December 28, 2007	December 29, 2006	Percent Change	December 28, 2007	December 29, 2006	Percent Change
Nursing home and assisted living facilities	$ 86.7	$ 80.8	7.4%	$254.4	$241.9	5.2%
Hospice and home health care agencies	35.8	33.9	5.4%	107.3	99.2	8.2%
Billing services	3.3	3.0	7.7%	9.7	9.0	7.5%
Other	12.9	11.5	12.4%	37.7	34.1	10.6%
Total	$138.7	$129.2	7.3%	$409.1	$384.2	6.5%

Net sales during the three and nine months ended December 28, 2007 compared to the same periods in the prior year increased approximately $9.4 million and $24.9 million, respectively. The Company continues to grow in each customer segment. During fiscal year 2007, the Elder Care Business implemented strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. The Company’s growth in the hospice and home health care lines of business during the nine months ended December 28, 2007, reflects the successful execution of these business growth strategies. Net sales were also impacted by the continued utilization of innovative customer-specific solution programs and a focus on the regional and independent customer segments within the nursing homes market.

Across its Elder Care customer segments, Select™ product sales increased 23.4% and 25.1% during the three and nine months ended December 28, 2007, when compared to the same periods in the prior year.

GROSS PROFIT

Gross profit dollars increased in the Physician Business and Elder Care Businesses during the quarter. In the Physician Business gross profit dollars were impacted by the write-down for excess influenza vaccine inventory of $7.1 million during the third quarter ended December 29, 2006. As a result of the oversupply in the market, the Company determined that it would not participate in the influenza vaccine market during fiscal year 2008. This decision had a positive impact on the Physician Business’ gross margin percentages quarter over quarter, as pharmaceutical sales generally have lower margins. Gross margin percentages were also positively impacted by the increase in sales of the Company’s Select™ product line which generate higher gross margins due to the implementation of the Company’s global sourcing strategy which is designed to improve cost competitiveness.

In the Elder Care Business gross profit dollars were impacted by the increase in sales across the Business’ customer segments. While gross margin dollars increased during the quarter, gross margin percentages were negatively impacted by the segment’s product mix, as sales to large nursing home customers, which generally have lower margins, offset increases in sales to hospice and home health care agencies and sales of the Company’s Select™ product line, which generate higher gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2007		December 29, 2006			December 28, 2007		December 29, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business(a)	$46.3	14.2%	$42.8	13.0%	$ 3.5	$142.6	15.0%	$129.7	14.2%	$12.9
Elder Care Business(a)	26.9	19.4%	27.0	20.9%	(0.1)	79.6	19.5%	78.3	20.4%	1.3
Corporate Shared Services(b)	6.2	1.3%	5.4	1.2%	0.8	18.1	1.3%	14.3	1.1%	3.8
Total Company(b)	$79.4	17.1%	$75.2	16.4%	$ 4.2	$240.3	17.6%	$222.3	17.1%	$18.0

(a)    General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.

(b)    General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales increased during the three months ended December 28, 2007, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $0.8 million related to increased freight and other warehousing costs related to a change in pharmaceutical distribution activities resulting from the Company’s review and inspection by the Florida Department of Health for compliance with State Pedigree laws; (ii) an increase of approximately $0.6 million from Corporate Shared Services allocations primarily related to global sourcing initiatives and increased headcount; (iii) an increase in salary, payroll tax, and deferred compensation expense of $0.8 million, and (iv) additional operating costs of $0.2 million related to the integration and transition of the Activus operations.

General and administrative expenses as a percentage of net sales increased during the nine months ended December 28, 2007, when compared to the same period in the prior year. This increase was primarily attributable to (i) additional operating costs of $2.9 million related to the acquisition of Activus; (ii) approximately $1.6 million related to additional operating expenses from the Company’s inspection by the Florida Department of Health for compliance with State Pedigree laws and (iii) additional costs of $1.3 million related to the Company’s national launch of its new Select™ and healthcare information technology marketing programs. This increase was partially offset by a decrease in compensation expense of approximately $1.8 million related to the Company’s management and employee incentive plans.

Elder Care Business

General and administrative expenses as a percentage of net sales decreased during the three months ended December 28, 2007, when compared to the same period in the prior year. This decrease was primarily attributable to continued leveraging of the Company’s net sales growth across its fixed cost structure.

General and administrative expenses as a percentage of net sales decreased during the nine months ended December 28, 2007, when compared to the same period in the prior year. This decrease was primarily attributable to (i) a reduction of bad debt expense of $0.9 million primarily related to the recovery of previously reserved customer accounts, and (ii) a reduction of $0.3 million in compensation expense related to the Company’s management and employee incentive plans and (iii) continued leveraging of the Company’s net sales growth across various fixed costs.

Corporate Shared Services

General and administrative expenses increased $0.8 million when compared to the same quarter in the prior year. This increase is primarily attributable to (i) a $1.4 million increase in payroll related costs due to an increase in full time employees; and (ii) $0.6 million for professional fees related to the inspection by the Florida Department of Health of the Company’s compliance with the State of Florida Pedigree laws. These increases were partially offset by a decrease of $1.4 million related to the Company’s deferred compensation expenses.

General and administrative expenses for the nine month period ending December 28, 2007 increased $3.8 million when compared to nine month period ending December 29, 2006. This increase is primarily attributable to (i) approximately $4.6 million related to the Company’s inspection by the Florida Department of Health for compliance with State Pedigree laws, (ii) $3.6 million related to payroll expense as a result of additional employee headcount (iii) an increase of $1.3 million related to performance based restricted stock awards granted during fiscal year 2008, and (iv) $0.9 million in rent expense related to annual increases and additional space leased during fiscal year 2008. This increase is partially offset by a reduction of $5.0 million in compensation expense related to the Company’s management and employee incentive plans, including the reversal of $3.2 million previously accrued, based on management’s quarterly review of performance achievement and payment estimates.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2007		December 29, 2006			December 28, 2007		December 29, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase

Physician Business	$26.4	8.1%	$25.1	7.6%	$1.3	$76.8	8.1%	$71.9	7.9%	$4.9
Elder Care Business	5.1	3.7%	5.0	3.9%	0.1	15.0	3.7%	14.6	3.8%	0.4
Total Company	$31.5	6.8%	$30.1	6.6%	$1.4	$91.8	6.7%	$86.5	6.7%	$5.3

Overall, the change in selling expenses is attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The increase quarter over quarter in selling expenses as a percentage of net sales was a result of the negative impact of fiscal year 2007 commissions from influenza vaccine sales, which have low gross margins at the Physician Business. Additionally, selling expenses for the nine months ended December 28, 2007 were impacted by the Physician Business’ acquisition of Activus and the related addition of the sales representatives.

The growth in the Elder Care Business' selling expenses of approximately $0.1 million and $0.4 million for the three and nine months, respectively, is consistent with the increase in net sales for the same periods.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2007		December 29, 2006			December 28, 2007		December 29, 2006
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase

Total Company	$9.0	38.9%	$6.4	36.4%	$2.6	$23.7	38.8%	$21.5	38.2%	$2.2

The increase in the effective rate period over period is primarily attributable to a reduction in the favorable adjustment due to the change in fair market value of the Company’s investments in company-owned life insurance policies used to fund certain deferred compensation plan liabilities, coupled with an unfavorable adjustment related to nondeductible accruals. Gains and losses on the underlying investments within the company-owned life insurance policies are excluded from taxable income and treated as permanent adjustments in accordance with SFAS 109, Accounting for Income Taxes. The Company’s effective tax rate may continue to fluctuate due to changes in non-deductible accruals and the market return on the underlying investments of company-owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management measures operational working capital cash flows by monitoring the following metrics:

	As of
	December 28, 2007	December 29, 2006
Days Sales Outstanding:(a)
Physician Business	42.4	41.0
Elder Care Business	50.2	53.2

Days On Hand:(b)
Physician Business	52.8	49.1
Elder Care Business	55.3	55.2

Days in Accounts Payable:(c)
Physician Business	46.2	45.4
Elder Care Business	28.0	29.8

Cash Conversion Days:(d)
Physician Business	49.0	44.8
Elder Care Business	77.5	78.6

Inventory Turnover:(e)
Physician Business	6.8x	7.3x
Elder Care Business	6.5x	6.5x

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

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

(dollars in millions)	As of
	December 28, 2007	March 30, 2007
Capital Structure:
Bank Debt	$ 32.6	$ 1.5
Other Debt	1.9	1.4
Convertible senior notes	150.0	150.0
Less: Cash and cash equivalents	(15.0)	(46.7)
Net debt	169.5	106.2
Shareholders’ equity	378.0	380.9
Total capital	$547.5	$487.1

Operational Working Capital:
Accounts receivable, net	$224.3	$222.8
Inventories	214.3	174.1
Accounts payable	(161.7)	(131.3)
	$276.9	$265.6

Cash Flows From Operating Activities

The primary components of net cash provided by operating activities consist of net income, adjusted to reflect the effect of non-cash expenses, and changes in operational working capital. Net cash provided by operating activities during the nine months ended December 28, 2007 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $14.0 million.

Cash flows from operating activities during nine months ended December 28, 2007 and December 29, 2006 include the Company’s utilization of $0.2 million and $4.2 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. As of December 28, 2007, the Company has $4.9 million (tax-effected) of federal NOL carryforwards and $3.3 million (tax-effected) of state NOL carryforwards and expects to utilize the remaining NOL carryforwards prior to their expiration date. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $50.4 million and $14.1 million during the nine months ended December 28, 2007 and December 29, 2006, respectively, and was primarily impacted by the following factors:

•

On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $24.1 million, including $1.6 million of legal and other professional fees, all of which was paid during the nine months ended December 28, 2007.

•

Payments for business combinations, net of cash acquired, were $15.2 million and $2.5 million during the nine months ended December 28, 2007 and December 29, 2006, respectively, and consisted of the following:

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million (net of cash acquired of $0.4 million). Payments totaling $13.2 million were made during the first nine months of fiscal year 2008 from cash on hand.

The Physician Business acquired Southern Anesthesia & Surgical, Inc. (“SAS”) on September 30, 2005. The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32.2 million, net of cash acquired. During the nine months ended December 29, 2006, the Company paid $1.5 million related to the resolution of indemnity claims as outlined in the purchase agreement. During the nine months ended December 28, 2007, the Company made a final payment of $1.5 million, as outlined in the purchase agreement.

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

•

Capital expenditures totaled $13.8 million and $10.6 million during the nine months ended December 28, 2007 and December 29, 2006, respectively, of which approximately $8.5 million and $6.8 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions were approximately $1.8 million and $0.7 million during the nine months ended December 28, 2007 and December 29, 2006, respectively.

•

During the nine months ended December 28, 2007, the Company received a payment of $2,927 for the settlement of an obligation for a note receivable from its former chairman and chief executive officer, of which $2,737 related to the principal amount of this loan.

Cash Flows From Financing Activities

Net cash used by financing activities was $27.0 million during the nine months ended December 28, 2007 compared to $15.8 million during the nine months ended December 29, 2006. Net cash used by financing activities during the nine months ended December 28, 2007 and December 29, 2006 were primarily impacted by the following factors:

•

The Company received proceeds from the exercise of stock options of approximately $2.3 million and $7.4 million during the nine months ended December 28, 2007 and December 29, 2006, respectively. The Company recognized related excess tax benefits of $1.3 million and $3.2 million during the nine months ended December 28, 2007 and December 29, 2006, respectively.

•

The Company repurchased approximately 3.5 million shares of common stock at an average price of $17.89 per common share for approximately $62.5 million during the nine months ended December 28, 2007. The Company repurchased approximately 1.4 million shares of common stock at an average price of $19.92 per common share for approximately $27.4 million during the nine months ended December 29, 2006.

•

The Company borrowed approximately $32.6 million on its revolving line of credit during the nine months ended December 28, 2007. These borrowings were used to fund the Company’s share repurchases, acquisition activities, investment strategies, and operating activities during the period.

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

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis. As of December 28, 2007, the fair value of the convertible senior notes was approximately $184.4 million and the value of the shares, if converted, was approximately $176.4 million.

As of December 28, 2007, the Company had outstanding borrowings on its revolving line of credit of $32.6 million. The Company had sufficient assets based on eligible accounts receivable and inventories to borrow up to $167.5 million (excluding the additional increase of $50.0 million) under the revolving line of credit. Average daily borrowings under the revolving line of credit were $32.9 million for the three months ended December 28, 2007, while there were no borrowing during the same period in the prior year. The average daily borrowings under the revolving line of credit were $15.2 million and $1.6 million for the nine months ended December 28, 2007 and December 29, 2006, respectively.

The average daily interest rate, excluding debt issuance costs and unused line fees for the three months ended December 28, 2007 was 6.51%. There were no borrowings or interest expense related to the revolving line of credit during the three months ended December 26, 2006. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 28, 2007 and December 29 2006 was 6.88% and 7.61%, respectively. On January 23, 2008, the Company amended certain terms of its credit agreement, see Footnote 12, Subsequent Events, for further discussion.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. During the three and nine months ended December 28, 2007, the Company has not entered into any material working capital commitments that require funding.

Based on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors, the Company may seek to retire a portion of its outstanding equity through cash purchases and/or reduce its debt. The Company may also seek to issue additional debt or equity to meet its future liquidity requirements. Such transactions may occur in the open market, privately negotiated transactions, or otherwise, and the amounts involved may be material. Subsequent to December 28, 2007, the Company repurchased approximately 1.0 million shares of its common stock in the open market. See Footnote 12, Subsequent Events, for further information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. FIN 48 was effective for companies with fiscal years commencing after December 15, 2006 and was adopted by the Company during the three months ended June 29, 2007. See Footnote 10, Income Taxes, for further discussion.

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

During December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. SFAS 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, or the Company’s fiscal year 2010. The Company is currently assessing the impact of SFAS 141(R).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the Company’s second quarter ended September 28, 2007, a company in which PSS holds an equity interest made an initial public offering of its shares of common stock on the NASDAQ Global Market. The cost of the equity investment, including legal and professional fees, totaled $24.1 million and was classified as an available-for-sale security upon consummation of the initial public offering. As of December 28, 2007, the trading value of the equity investment is $50.2 million. The value of this asset is subject to market risk. A hypothetical decrease in market value of 10% would present no material risk of earnings loss or loss in fair value below the original investment. The Company believes, aside from the aforementioned equity investment, there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 30, 2007 filed on May 25, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 8, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.2 million common shares, in the open market, in privately negotiated transactions, or otherwise. On December 6, 2006, the Company’s Board of Directors amended the stock repurchase plan by authorizing the repurchase of an additional 5%, or approximately 3.4 million common shares, in the open market, in privately negotiated transactions, or otherwise. As of December 28, 2007, there were no common shares available for repurchase under these plans.

On December 7, 2007, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.3 million common shares, in the open market, in privately negotiated transactions, or otherwise.

During the three months ended December 28, 2007, the Company repurchased approximately 0.7 million shares of common stock under this program at an average price of $18.62 per common share for approximately $13,096. At December 28, 2007, approximately 3.3 million shares were available for repurchase under this program which have no scheduled expiration under the provisions of the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs

September 29-October 28	293,172	$ 18.51	293,172	415,263
October 29-November 28	360,264	$ 18.66	360,264	54,999
November 29-December 28	50,000	$ 18.98	50,000	3,272,262
Total third quarter	703,436	$ 18.62	703,436	3,272,262

ITEM 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:
Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 6, 2008.

PSS WORLD MEDICAL, INC.
By:	/s/ David M. Bronson

David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)