Form 10-K
period 2008-03-28
PSS WORLD MEDICAL INC
filed 2008-05-23
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23832

PSS WORLD MEDICAL, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-2280364
(State of incorporation)	(I.R.S. Employer Identification No.)

4345 Southpoint Boulevard Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (904) 332-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ GS Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price as reported on the NASDAQ GS, as of September 28, 2007 was approximately $1,181,626,489.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at May 19, 2008, was 61,932,383.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after March 28, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

Management’s belief that it can further enhance the Company’s information systems by leveraging additional EDI transactions sets, warehouse automation, and enhancing demand forecasting capabilities to increase operating inventory turnover and decrease administrative expenses;

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

•

Management’s belief that the global sourcing initiative is expected to improve its cost competitiveness and increase its gross margins on certain products and will continue to increase income from operations during fiscal year future years;

•	Management’s expectation that fluctuations in fuel costs may negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods;

•

Management’s belief that ownership changes of elder care customers may impact net sales in future periods where the acquirer of an existing customer may not have a previous relationship with the Company;

•	Management’s belief that gross margin may increase in future periods as a result of growth in ancillary billing services in the Elder Care Business;

•

Management’s expectation that the remaining federal and state net operating loss carryforwards will be utilized prior to their expiration date; that the Company’s deferred tax assets as of March 28, 2008 will be realizable to offset the projected future taxable income, and that changes in the Company’s current uncertain tax positions will not have a material impact on the results of operations or consolidated balance sheets;

•	Management’s expectation to continue to make and integrate strategic business acquisitions in order to increase revenues and market share;

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

•	Management’s expectation that it will enter into new long-term cash-based incentive plans based on performance during fiscal year 2009;

•	Management’s belief that it will be able to retire and refinance its convertible notes;

•

Management’s belief that incomes of Physician and Elder Care customers will be sufficient to offset reimbursement declines and rising costs in order to continue purchases and timely payments to the Company; and

•	Management’s belief that it will continue to grow its revenue by automating its customer ordering processes which will provide more selling time for its sales professionals

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

Third-Party Statistical Data

This report contains estimates and other information concerning the Company’s industry, including market size and growth rates, which are based on industry publications, surveys and forecasts. These estimates involve a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although the Company believes the information in these industry publications, surveys and forecasts is reliable, it has not independently verified and cannot guarantee the accuracy or completeness of the information.

PART I

ITEM 1.	BUSINESS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, billing services and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 39 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base.

PSSI is a market-leading company in the two alternate-site segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of Select and specialty brand products; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance.

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home health care and office-administered pharmaceutical segments of the United States (“U.S.”) healthcare industry exceeds $45 billion. These market segments consist of medical products, medical equipment, and pharmaceutical products, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home health care providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, and veterinarians. The Company’s business strategy focuses on the estimated $26.5 billion sub-segment of this market that includes the distribution of medical products, medical equipment, and office-administered pharmaceutical products to physician offices, long-term care and assisted living facilities, home health care and hospice providers, equipment dealers.

The medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the introduction of new medical technology, new pharmacology treatments, and expanded third-party insurance coverage. The elder care market is expected to benefit from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home. The January 2000 U.S. Bureau of the Census estimated the U.S. elderly population will more than double by the year 2040. In 2000, four million Americans age 85 years and older represented the segment of the population in the greatest need of long-term and elder care services and this segment is projected to more than triple to over 14 million by the year 2040. The segment of the population age 65 to 84 years is projected to more than double in the same time period. The physician market is expected to grow due, in part, to the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices. Furthermore, as cosmetic surgery and the elective procedure markets continue to expand, physicians are increasingly performing these procedures in their offices. Current estimated growth rates for the physician and elder care markets are approximately 3.5% – 4.5% and 3.0% – 5.0%, respectively. The nursing home, home health care, and hospice segments of the elder care market are growing at estimated rates ranging from (1%) – 1%, 3% – 7%, and

10% – 12%, respectively.

The healthcare industry is subject to extensive governmental regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Government and private insurance programs fund a significant portion of medical care costs in the United States. In recent years, federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, physicians, home health care and other healthcare providers have affected spending budgets in certain markets within the medical products industry. In addition to these changes, the nursing home and home health care industries have been impacted by shifts in operations and business strategies, facility divestitures by elder care providers, migration of patient care to private homes as well as overall general economic conditions.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the United States based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment revenues, and number of products distributed under exclusive arrangements. The Physician Business has approximately 720 sales professionals who are trained in solution-focused selling, disease state management, and diagnostic and therapeutic products used by physicians.

Customers

The Physician Business distributes products to office-based physicians who specialize in internal medicine, family practice, primary care, pediatrics, OB/GYN, and general practice. Southern Anesthesia & Surgical, Inc. (“SAS”), the Physician Business’ wholly-owned pharmaceutical supply company, distributes pharmaceutical products, including controlled and non-controlled drugs, to physician offices and other alternate site healthcare providers who specialize in oral maxillofacial surgery, plastic surgery, anesthesiology, general dentistry and periodontics. The Physician Business’ target market consists of approximately 592,000 physicians practicing at over 236,000 sites in the United States.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships.

Distribution Infrastructure

At March 28, 2008, the Physician Business operated a distribution network consisting of 27 full-service distribution centers, 33 break-freight locations, and 2 redistribution facilities to serve customers throughout the United States. The operations of a full-service distribution center include sales support and certain administrative functions, such as customer billing, collections, cash application, and customer service, as well as general warehousing functions, inventory management, and product delivery. Inventory purchasing is centralized at the Company’s headquarters in Jacksonville, Florida. Full-service distribution centers receive inventory directly from manufacturers and redistribution centers. The distribution centers deliver product to customers and break-freight locations on a daily basis via the Company’s fleet of leased vehicles or third party transportation providers. Break-freight locations receive packaged customer orders from full-service distribution centers and distribute them directly to customers on a daily basis. The distribution network is complemented by myPSS.com, a customer Internet ordering portal, and Instant Customer Order Network (“ICON”), a laptop-based sales force automation tool which enables the Physician Business to extend customer-specific services with local market product and pricing flexibility.

Products

The Physician Business distributes over 145,000 different products consisting of medical-surgical disposable supplies, pharmaceuticals, diagnostic equipment, non-diagnostic equipment, and healthcare information technology solutions.

Branded Medical-Surgical Disposable Supplies.  This product category includes a broad range of medical supplies, including paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, examination gloves, orthopedic soft goods, tongue blades and applicators, sterilization and intravenous solutions, specimen containers, diagnostic equipment reagents, and diagnostic rapid test kits. The Physician Business offers a broad array of branded products sourced from various medical product manufacturers.

Select Medical-Surgical Disposable Supplies.  The Company offers its own brand, Select Medical Products, in connection with its strategy of sourcing through global channels to drive enhanced customer satisfaction and profitability. The Select product category includes a broad range of medical supplies, including paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, examination gloves, orthopedic soft goods, tongue blades and applicators, sterilization products, specimen containers, diagnostic equipment reagent, and diagnostic rapid test kits.

Pharmaceutical Products.  This product category includes various vaccines, injectables, inhalants, topicals, opthalmic ointments and solutions, otic solutions and oral analgesics, antacids and antibiotics, and controlled pharmaceutical products, which are used or administered in the physician’s office. Controlled pharmaceutical products include injectable anesthesia agents, narcotics, and pain management drugs.

Diagnostic Equipment.  This product category includes various equipment lines such as blood chemistry analyzers, automated cell and differential counters, immunoassay analyzers, bone densitometers, electrocardiograph monitors and defibrillators, cardiac stress systems, cardiac and OB/GYN ultrasound, holter monitors, flexible sigmoidoscopy scopes, and microscopes. Sales of certain diagnostic equipment generate ongoing reordering of disposable diagnostic reagents consumed in the operation of the equipment.

Non-Diagnostic Equipment.  This product category includes all other equipment used in a medical practice such as aesthetic lasers, autoclaves, examination tables, medical scales, and furniture.

Healthcare Information Technology. This product category includes various third party information technology products and services designed to improve the accuracy, efficiency, and effectiveness of physician business practices.

Competition

The Physician Business operates in a highly competitive industry where products and services are readily available to customers from a number of manufacturers, distributors, and suppliers. Competitors of the Physician Business include large, multinational, full-line distributors, many smaller regional and local distributors, and manufacturers who sell directly to customers. Competitive factors within the medical/surgical supply distribution industry include pricing, product availability, sales force capabilities, delivery time, electronic commerce capabilities, and the ability to meet customer-specific requirements.

THE ELDER CARE BUSINESS

Gulf South Medical Supply, Inc., or the Elder Care Business, is a national distributor of medical supplies and related products to the long-term and elder care industry in the United States. The Elder Care Business serves the nursing home and home care industries as well as the assisted living market segment. The home care industry refers to providers (companies, agencies, and care givers) of medical services, medical supplies, and equipment to patients in a home or residential setting. The Elder Care Business has approximately 120 sales professionals. The Elder Care Business also provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis.

Customers

The Elder Care Business distributes to independent, regional, and national nursing home facilities, home health agencies, assisted living centers, hospices, and home medical equipment dealers. Approximately 15%, 16%, and

19%, of the Elder Care Business’ net sales for fiscal years 2008, 2007, and 2006, respectively, represent sales to its largest five customers.

Distribution Infrastructure

At March 28, 2008, the Elder Care Business operated a distribution network consisting of 12 full-service distribution centers, 7 break-freight locations, 5 ancillary service centers, and 2 redistribution centers, which serve customers throughout the United States. The operations of a full-service distribution center include general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Accounts receivable collections, cash application, customer billing, and inventory purchasing are centralized in the Company’s corporate headquarters in Jacksonville, Florida, while customer order processing, customer service, and sales support are centralized in Jackson, Mississippi. Full-service distribution centers receive inventory directly from manufacturers and redistribution center and distribute product to customers and break-freight locations. Break-freight locations receive packaged customer orders from full-service distribution centers and distribute them directly to customers on a daily basis. Product is delivered using either the Company’s fleet of leased delivery vehicles or third party transportation providers. Coupled with a team of sales professionals and GSOnline, an automated customer Internet platform, the Elder Care Business provides service to customers ranging from independent nursing homes to providers of home health agencies and hospice, sub-acute, rehabilitation, and transitional care.

Products

The Elder Care Business distributes nearly 42,000 different medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, point of care testing devices, advanced wound care, home medical equipment, and other supplies required by the long-term care patient. The Elder Care Business offers a broad array of branded products from various manufacturers. In addition, the Company offers its own brand, Select Medical Products™, in connection with its strategy of sourcing through global channels to drive enhanced customer satisfaction and profitability.

Services

The Elder Care Business, through its wholly-owned subsidiary, Proclaim, Inc., provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis.

Competition

The Elder Care Business operates in a highly competitive industry where products and services are readily available to customers from a number of manufacturers, distributors, and suppliers. Competitors of the Elder Care Business include large, multinational, full-line distributors, many smaller regional and local distributors, and manufacturers who sell directly to customers. Competitive factors within the long-term and elder care industry include pricing, product availability, delivery time, electronic commerce capabilities, and the ability to meet customer-specific requirements.

CORPORATE SHARED SERVICES

Corporate Shared Services is a concentration of Company resources performing administrative functions across the organization with a common goal of providing standardized service levels at an efficient operating cost. Corporate Shared Services includes: accounting and finance; information technology development, infrastructure, and support; operations management; regulatory compliance; legal; human resources, training, and payroll administration; and procurement of inventory and non-inventory products and services. Corporate Shared Services allocates direct and variable costs to the two operating segments for shared operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow.

SUPPLIER RELATIONSHIPS

Supplier relationships are an integral part of the Company’s businesses. Sales support, performance incentives, product literature, samples, demonstration units, training, marketing intelligence, distributor discounts and rebates, and new products are important elements of developing successful supplier relationships. The Company seeks to increase profitability by purchasing certain medical supplies, pharmaceutical products, and equipment at the lowest available price through volume discounts, rebates, product line consolidation, under contracts with terms negotiated by the supplier management group.

The Company pursues opportunities to market and sell medical equipment and supplies through unique or exclusive marketing arrangements. Manufacturers of medical diagnostic equipment and supplies often seek to optimize the number of distributors selling their products to end users in order to reduce the cost associated with marketing and field sales support. The Company has been successful in obtaining unique or exclusive arrangements to sell certain products based on the size of its sales force and effectiveness of its marketing program.

GLOBAL PRODUCT SOURCING

The Company’s global sourcing strategy involves purchasing products directly from foreign manufacturers. At March 28, 2008, the Company had approximately $29.5 million of globally-sourced product inventory, which represented approximately 1,128 SKUs and 86 product categories. These products were sourced from over 60 manufacturers located in China, Thailand, Malaysia, India, Poland, Cambodia, South Korea, and the Philippines. Certain products purchased from these manufacturers depend on the price and availability of raw material.

The Company’s rapidly developing global product sourcing capabilities include identification of manufacturers in offshore locations, selection and specification of products to be manufactured, monitoring quality assurance and controls, and aligning product availability with customer needs. The Company’s global sourcing team consists of fully dedicated functional experts in areas such as global sourcing, logistics, supply chain design and management, supplier relations, product management, quality assurance and quality controls.

Milestones reached during fiscal year 2008 included: (i) expansion of the Company’s global sourcing resources in Asia and Europe, (ii) increasing the capacity of its redistribution infrastructure in the United States, and iii) expanding its company branded product offering, which carries the brand-name Select Medical Products™.

INFORMATION SYSTEMS

The Physician and Elder Care Businesses operate the JD Edwards XE platform (“JDE”) at all distribution centers. During fiscal year 2008, the Elder Care Business successfully completed the conversion of all customer order entry channels (electronic data interface, GSOnline, and JDE order entry) into a single enterprise-wide solution. The Company’s controlled pharmaceutical operations uses a separate instance of JD Edwards XE leveraged from the acquisition of SAS and customized to ensure compliance with DEA and FDA regulations.

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

During fiscal year 2008, the Company enhanced demand-forecasting capabilities and increased inventory management functionality. These enhancements provided greater visibility and control over the longer, more variable lead times typical of products sourced directly from overseas suppliers, and improved control of the distribution of globally-sourced product from the Company’s redistribution centers to full-service distribution centers. Management believes these enhancements enable the Company to improve customer fill rates and increase inventory turnover for globally-sourced products.

The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries customer order history and accounts receivable detail, reflects on-hand inventory quantities for the local distribution center, and transmits orders over a secure wireless network. The Physician Business’ internet portal, myPSS.com, provides its customers with sales history, accounts receivable detail, available inventory and supports a number of ordering methods. Approximately 70% of customer orders in the Physician Business are electronic orders received via ICON or myPSS.com.

The Elder Care Business’ customer relationship management systems include RepNet, GSOnline, and AccuSCAN. The Elder Care Business has been successful in providing these tools to its sales force and its customer base. As a result, the Elder Care Business is an industry leader in eCommerce transactions. Approximately 82% of customer orders in the Elder Care Business are electronic orders.

The Physician Business and Elder Care Business have introduced a handheld inventory management device, known as “SmartScan,” that allows customers to order product electronically and provides basic inventory management functions. During fiscal year 2009, the Company will enhance the inventory management functions to include automated proactive inventory alerts and the ability to select different ship-to addresses on the handheld device.

REGULATORY MATTERS

General

Federal, state, local and foreign government agencies extensively regulate the distribution of medical devices, medical supplies and pharmaceutical products. Applicable federal, state and foreign statutes and regulations require the Company to meet various standards relating to, among other things, licensure, personnel, physical security, maintenance of proper records, privacy of health information, maintenance and repair of equipment, and quality assurance programs.

The Company’s costs associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Although the Company intends to comply with all applicable laws and regulations, many of them have been recently enacted, are broadly worded, and have not been interpreted by regulators and the courts. Consequently, they have been and may continue to be interpreted or applied by governmental authorities in a manner that differs from the Company’s interpretation, which has required and could continue to require the Company to make changes in its operating procedures. Future allegations by a state or the federal government that the Company has not complied with these laws could have a material adverse impact on the Company. If it is determined that the Company has not complied with these laws, or if the Company enters into settlement agreements to resolve allegations of non-compliance, the Company could be required to make settlement payments, quarantine or destroy inventory, or be subject to civil and criminal penalties, including fines and the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Any of the foregoing could have a material adverse impact on the Company. The Company believes that the healthcare services industry will continue to be subject to extensive regulation at the federal, state, local and foreign levels.

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

Healthcare Fraud and Abuse Laws

The Company is subject to extensive local, state and federal laws and regulations relating to healthcare fraud and abuse. The federal government continues to scrutinize potentially fraudulent practices in the healthcare industry in an attempt to minimize the cost that such practices have on Medicare, Medicaid and other government healthcare programs. Under Medicare, Medicaid, and other government-funded healthcare programs, federal and state governments enforce a Federal law called the Anti-Kickback Statute. The Anti-Kickback Statute, and the related regulations prohibits any person from offering, paying, soliciting or receiving anything of value to or from another person to induce the referral of business, including the sale or purchase of items or services covered by Medicare, Medicaid, or other federally subsidized programs. Many states also have similar anti-kickback statutes.

State and Federal Drug Pedigree Laws

Several states have enacted or proposed laws and regulations designed to protect the integrity of the supply channel. For example, Florida and other states have implemented drug pedigree requirements that require prescription drugs to be distributed with records or information documenting the prior distribution of the drug back to the manufacturers. In addition, California has proposed legislation that will require the implementation of an electronic drug pedigree system that provides “track and trace” chain of custody technologies, such as radio frequency identification, or RFID, technologies. There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system. At the federal level, the United States Food and Drug Administration issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden of selling our products and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors. On February 1, 2007, the United States Department of Health and Human Services and the United States Food and Drug Administration appealed this decision to the federal Court of Appeals for the Second Circuit. The Company cannot predict the ultimate outcome of this legal proceeding or the effect it will have on our business. Moreover, the United States Food and Drug Administration Amendments Act of 2007,

which went into effect on September 27, 2007, requires the United States Food and Drug Administration to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards include track and trace or authentication technologies, such as RFID and other technologies. The United States Food and Drug Administration must develop a standardized numerical identifier by April 1, 2010. Finally, legislation has been introduced in Congress this year to revise and expand federal pedigree requirements and create a timeline for the adoption of unique identifiers and use of electronic track and trace technologies. If enacted, these pedigree requirements would preempt existing state pedigree requirements and the Company may have to adopt or modify its operations to initiate and transmit electronically-coded pedigree information concerning the purchase and transmittal of prescription drugs in all 50 states.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”) establishes (i) national standards for some types of electronic health information transactions and the data elements used in those transactions, (ii) standards to protect the privacy of individually identifiable health information, and (iii) security standards to ensure the integrity and confidentiality of health information. Health plans, health care clearinghouses and most health care providers, including the Company, are “Covered Entities” subject to HIPAA.

Other Laws

The Company is subject to various additional federal, state and local laws, and regulations in the United States, relating to the safe working conditions and the sales, use and disposal of hazardous or potentially hazardous substances. In addition, laws that affect our foreign operations include U.S. and international import and export laws and regulations that require that the Company abide by certain standards relating to the importation and exportation of finished goods, raw materials, and supplies, and the Foreign Corrupt Practices Act. Furthermore, the Department of Transportation regulates the conveyance of regulated materials, both in Company-leased delivery vehicles and via common carrier.

Impact of Changes in Healthcare Legislation

Federal, state and foreign laws and regulations regarding the sale and distribution of medical devices and supplies, over-the-counter and prescription pharmaceutical products by the Company are subject to change. The Company cannot predict what impact, if any, such changes might have on its business. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing the manner in which the Company conducts its business could have a material adverse impact on the Company and its results of operations.

The extensive federal and state laws and regulations described above apply not only to the Company, but also to the manufacturers which supply the products distributed by the Company and the Company’s physician and other healthcare customers. For instance, medical product and device manufacturers are subject to design, manufacturing, labeling, promotion and advertising standards imposed on, as well as registration and reporting requirements regarding, their facilities and products. Likewise, pharmaceutical manufacturers are subject to development, manufacturing and distribution regulation by the Food and Drug Administration, the Drug Enforcement Administration and other federal, state and local authorities. Failure of a manufacturer to comply with these requirements, or changes in such requirements, could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products. Such interruptions may result in a material adverse impact on the Company’s business. Similarly, changes in the extensive regulations or in their interpretation or enforcement applicable to the Company’s customers could adversely impact the Company’s business in ways which are difficult for the Company to predict.

See Item 1A “Risk Factors” for a discussion of additional regulatory developments that may affect the Company’s results of operations and financial condition.

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL (and Design), PSS, PSS ADVANTAGE CLUB THE ADVANTAGE IS SAVING YOU MONEY (and Design), ANSWERS (and Design), SMARTSCAN, SRX (and Design), PHYSICIAN SELECT, NIGHTINGALE, SOUTHERN ANESTHESIA & SURGICAL, INC. (and Design), ADVANCE PLUS + SOUTHERN ANESTHESIA & SURGICAL, Inc. (and Design), GULF SOUTH MEDICAL SUPPLY (and Design), and SELECT MEDICAL PRODUCTS PSS GULF SOUTH MEDICAL SUPPLY (and Design), among others. The Company’s trademarks generally have a term of ten years. The Company believes that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company.

EMPLOYEES

As of March 28, 2008, the Company employed 3,554 full-time and 39 part-time employees. The Company believes that ongoing employee training is critical to its success and, accordingly, invests significant resources in training, and continuing professional education and leadership development. In support of the Company’s mission statement and commitment to being the employer of choice, the Company offers both online and instructor-led training. The Company’s Center for Career Development (“CCD”) utilizes an Internet-based, enterprise-wide learning management system, “CCD Online,” which is designed to provide a comprehensive learning environment and in-depth training for every employee. At March 28, 2008, there were approximately 100 online classes available to employees and since its inception in 2001, employees have completed over 100,000 classes online. The Company conducted 35 classes and trained over 750 employees in instructor-led classroom sessions during fiscal year 2008. Management believes that relations with employees are good and the Company’s long-term success depends on good relations with its employees, including its sales professionals.

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

The Company’s Code of Ethics, Audit Committee Charter and the Corporate Governance Committee Charter are made available to the public free of charge in the Investor Relations section of the Company’s website. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer, or principal accounting officer) on its website. The Corporate Governance Committee Charter may be obtained by writing to: PSS World Medical, Inc., Investor Relations, 4345 Southpoint Blvd., Jacksonville, Florida 32216.

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

The Company is highly reliant on its information systems for centralized customer support, operating, and administrative processes. Management relies on the capability, accuracy, timeliness, and stability of its data processing systems to:

•	receive and ship customer orders;
•	manage customer billings and collections;
•	provide point-of-sale product cost information, net of rebates;
•	track and report third-party ancillary billing services;
•	provide product reporting, such as product sales by vendor and vendor incentives earned;
•	manage centralized inventory procurement and management processes;
•	track and report regulatory compliance related to certain drugs and devices;
•	provide sophisticated manufacturer rebate tracking, compliance, verification, and correction;
•	ensure payments to suppliers are made in accordance with negotiated terms;
•	ensure certain key automated internal controls are operating;
•	report financial statements and related information on a quarterly basis to the public;
•	integrate acquisitions; and
•	process employee compensation and provide record keeping.

The Company’s business, financial condition and results of operations may be materially adversely affected if, among other things:

•	data errors are created by the system and remain undetected;
•	data processing capabilities are interrupted or fail to operate for any extended length of time;
•	the data processing system becomes unable to support growth of the business;
•	data is lost or unable to be restored or processed;
•	data security is breached;
•	product maintenance and upgrades to the enterprise resource planning (“ERP”) system are no longer provided by suppliers; or
•	a revision is made to the estimated useful lives for certain computer software.

Numerous factors, many of which cannot be controlled by the Company, may cause the Company’s net sales and results of operations to fluctuate quarterly, which may adversely affect the market price of the Company’s common stock.

The Company’s net sales and operating results may fluctuate quarterly as a result of many factors, including:

•	fluctuating demand for the products and services offered by the Company;
•	introduction of new products and services offered by the Company and its competitors;
•	seasonal vaccine sales;
•	retention of sales representatives and other key employees;
•	acquisitions, disposals, or investments by the Company;
•	changes in manufacturers’ pricing policies and/or contract terms;
•	changes in manufacturers’ distribution strategies;
•	changes in the level of operating expenses;
•	changes in estimates used by management;
•	changes in the Company’s business strategies, or those of its competitors;
•	product supply shortages;
•	product recalls by manufacturers;
•	inventory valuation adjustments;
•	changes in product mix;
•	general economic conditions;
•	fuel costs and third party shipping rates;
•	inclement weather;
•	changes in accounting principles;
•	disruptions resulting from implementing strategic business plans;
•	disruptions resulting from implementing ERP systems;
•	the number of selling days in a period; and
•	changes by the government, including healthcare reform, changes in reimbursement rates and regulatory requirements related to the distribution of pharmaceutical products.

Accordingly, management believes that period-to-period comparisons of the results of operations should not be relied upon as an indication of future performance because these factors may cause the Company’s results of operations to be below analysts’ and investors’ expectations in certain future periods. This could materially and adversely affect the trading price of the Company’s common stock.

The Company’s ability to carry out its global sourcing strategy, which includes sourcing products from foreign markets that are subject to political, economic and legal uncertainties, may affect the Company’s overall profitability.

The Company is expanding its globally sourced product offering, which is marketed under the brand name Select Medical Products. The Company’s global sourcing strategy revolves around sustaining global sourcing channels to drive enhanced customer satisfaction and profitability. To attain its strategic objectives, the Company has focused on:

•	expanding the Select product offering;
•	strengthening the global sourcing infrastructure;
•	improving product sourcing processes and sourcing partner coordination;
•	ensuring the quality of Select brand products;
•	supporting increases in volume of globally sourced products;
•	effective marketing and promotion of Select brand products; and
•	providing appropriate incentives to its sales force in the form of commission and promotions

The Company’s global sourcing strategy involves purchasing certain products directly from foreign manufacturers. The Company’s business, financial condition and results of operations may be adversely affected by changes in the political, social or economic environment of these countries. Changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s ability to conduct business and its results of operations. Additional risks related to the Company’s global sourcing strategy include:

•	political unrest in certain regions;
•	intermittent energy supply interruptions with global manufacturers;
•	changes in foreign currency exchange rates;
•	shipping disruptions due to transportation delays;
•	fluctuations in the cost of commodities;
•	availability of raw materials;
•	increase in regulation of exports due to increasing trade deficit;
•	natural disasters in certain regions;
•	regional tensions that adversely affect the development of ongoing agreements; and
•	intellectual property violation claims.

The Company’s failure or inability to execute any of its strategic global sourcing initiatives could adversely impact the its future profitability.

The Company’s future results of operations could be adversely affected by operational disruptions due to natural disasters, particularly in regions susceptible to hurricanes.

A natural disaster such as a hurricane, tornado, earthquake or flood could cause severe damage to the Company’s property and inventory. In addition, such events can cause extended disruptions to the Company’s operations. The Company can provide no assurance that a future natural disaster would not materially impact the Company’s business or results of operations in the future.

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

The Company may face increasing, competitive pricing pressures on its sales to national and regional customers and consolidated provider groups.

Sales to large, national and regional accounts and consolidated provider groups, especially in the long-term care market, represent a significant portion of the Company’s revenue base. Competitive pricing pressures may increase due to:

•	change in ownership;
•	additional negotiating leverage of large, regional and national chains;
•	supplier agreements containing volume discounts;
•	service specifications;
•	financial health of customers;
•	activity of competitors; and
•	activity of GPOs.

The Company’s business strategy may not mitigate the effect of pricing pressures, which could adversely impact the Company’s net sales, gross margins, and results of operations.

Trends in healthcare spending and competitive bidding may impact the Company’s results of operations.

A significant portion of medical care costs in the United States are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement to hospitals, physicians, nursing homes, home health providers, and other healthcare providers have significantly impacted spending budgets in certain markets within the medical-products industry. Future changes in Medicare and state administered Medicaid programs may limit payments to providers served by the Company, particularly within the long-term care industry. Also, any reduction in the reimbursements available to physicians under Medicare and Medicaid programs may lead to a corresponding reduction in the spending budgets of physicians, the principal customers of the Physician Business. Significant reductions in reimbursement levels and adjustments, in combination with rising costs, may negatively impact customers’ financial health and liquidity and may negatively affect the Company’s results of operations. Additionally, the Company’s Medicare Part B billing services are subject to a competitive bidding process. The inability of the Company to successfully compete could impact the Company’s net sales and results of operations.

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

The Company may not be able to continue to successfully compete with other medical supply companies and direct manufacturers.

The medical supply distribution market is highly competitive. The Company’s results of operations could be materially adversely affected if competitors lower prices of products similar to those distributed by the Company. Principal competitors of the Company include full-line and full-service, multi-market medical distributors, internet distributors, and direct manufacturers, many of which have a national presence. The Company also faces significant competition from regional and local dealers, telemarketing firms, internet companies, and mail order firms. The Company’s competitors may have the following strengths:

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
•

hospitals that form alliances with long-term care facilities or physician practices to create integrated healthcare networks may look to hospital distributors and manufacturers to supply their long-term care affiliates; and

•

provider networks created through consolidation among physician provider groups, long-term care facilities, and other alternate site providers may shift purchasing decisions to people with whom the Company has no current selling relationship.

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

General economic conditions, a decline in consumer spending or other conditions may materially adversely impact our sales in a disproportionate fashion.

Future economic conditions and other factors including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, fuel and energy costs and the availability of consumer credit could reduce consumer spending or change consumer purchasing habits. A general slowdown in the U.S. economy or in the global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

The domestic and international political situation also affects consumer confidence. The outcomes of political races and the threat or outbreak of terrorism or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause a decrease in revenue or an increase in inventory markdowns or certain operating expenses, which could materially adversely affect our results of operations.

Expansion of GPO or hospital purchasing power and the multi-tiered costing structure may place the Company at a competitive disadvantage.

The medical-products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than the Company. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. For instance, hospitals and GPOs may offer free goods or services, such as hardware and software, to physician offices in order to entice the physicians to conduct business with them and gain direct access to similar hospital contracts and pricing and may have the hospitals perform the purchasing function directly. This may threaten the Company’s ability to compete effectively, which would in turn negatively impact the Company’s results of operations. Although the Company is seeking to obtain similar terms from manufacturers and obtain access to lower prices dictated by GPO contracts or other contracts, management cannot assure that such terms will be obtained or contracts will be executed.

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

The Company’s future operating results can be affected by its relationships with its customers, sales representatives, senior management team.

The Company’s ability to retain existing customers and attract new customers is dependent upon hiring and retaining sales representatives and offering them competitive compensation. Customer relationships are at risk if a sales representative ceases employment with the Company, particularly where the representative seeks employment with a competitor. The Company has increased the use of employment agreements containing restrictive covenants, which protect the Company’s legitimate business interests. However, these agreements have not been obtained from all sales representatives. In addition, the terms of these agreements, in certain states, may not be enforceable. The inability to adequately hire or retain sales representatives could limit the Company’s ability to expand its business and increase sales.

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

The Company relies extensively on its relationships, significant distribution agreements and other purchasing arrangements with suppliers.

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

Since the Company does not manufacture the products it sells, it is dependent on vendors and manufacturers for the supply of products. The Company relies on suppliers to provide, among other things:

•	field sales representatives’ technical and selling support;
•	acceptable purchasing, pricing, and delivery terms;
•	sales performance incentives;
•	vendor rebates for inventory purchases or sales volume;
•	vendor incentives;
•	financial support of sales and marketing programs;
•	promotional materials; and
•	product availability.

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

These business strategies for growth may result in increased costs and expenses. There can be no assurance that the Company’s business strategy for growth will result in additional net sales or operating income. In addition, the implementation of the Company’s business strategy for growth may have an adverse effect on working capital, operating cash flow, and results of operations.

The operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations and/or service interruptions by third parties.

The Company’s operating costs are affected by increases or fluctuations in the cost of gasoline and diesel fuel. Products are delivered to customers either by the Company-leased delivery fleet or a third party transportation providers. The Physician and Elder Care Businesses currently operate a delivery fleet of over 500 vehicles and management considers the deployment of this fleet to be one of the Company’s competitive advantages. Significant increases in the cost of fuel have impacted the Company’s cost to deliver product to customers and the operating costs of transportation providers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. In addition, significant increases in the cost of fuel may increase the landed cost of product obtained from suppliers due to increased inbound freight costs as well as increased shipping costs for globally sourced product. Similarly, strikes or other service interruptions by third party transportation providers may cause an increase in the Company’s operating expenses and adversely affect the Company’s ability to deliver products on a timely basis.

Management anticipates that fluctuations in fuel costs may negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods. While the fuel surcharge to customers may offset a portion of this negative impact, the Company’s operating costs may be negatively affected.

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

Circumstances associated with the Company’s acquisition strategy could adversely affect the Company’s results of operations and financial condition.

An element of the Company’s strategy is to identify, pursue and consummate acquisitions that either expand or compliment the Company’s business. Future acquisitions or investments may be financed by the issuance of equity securities that would increase the number of outstanding common shares and may decrease earnings per share, and through incurring additional debt. Additionally, changes in generally accepted accounting principles and general economic and market conditions may affect the overall profitability of acquisitions. As a result of these financing and environmental factors, the market price of the Company’s common stock may decline.

Integration of acquisitions involves a number of risks. The Company may be unable to successfully integrate the operations of acquired companies and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired company may be difficult when the acquired business is in a market in which the Company has limited or no expertise, or has a different corporate culture. If the operations of acquired companies are not successfully integrated, the Company may:

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

The Company maintains an asset-based revolving line of credit (“LOC”), which permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. Availability of borrowings depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Any deterioration in the valuation of these assets could reduce the availability of borrowings under the LOC. Additionally, any decreases in the Company’s debt rating could impact the Company’s convertible notes, as holders may present the notes for redemption should the Company’s debt rating fall below a certain level. Increases in the level of the Company’s indebtedness or changes in the Company’s debt rating could adversely affect the Company’s liquidity and reduce the Company’s ability to:

•	obtain additional financing for working capital requirements;
•	fund the convertible notes if presented for redemption;
•	make capital expenditures;
•	acquire businesses; and
•	react to changes in the industry and economic conditions in general.

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

The price of the Company’s common stock also could be affected by possible sales of the Company’s common stock by investors who view the Notes as a more attractive means of equity participation in the Company and by hedging or arbitrage activity that management expects to develop involving the Company’s common stock as a result of the issuance of the Notes. The hedging or arbitrage activity, in turn, could affect the trading prices of the Notes and common stock.

The Company faces potential litigation and liability exposure for product liability claims, as well as other existing and potential legal claims against the Company.

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

In addition to product liability claims, the Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Footnote 16, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company faces risk that its proprietary rights may infringe on the rights of third parties and that the protection offered by its proprietary rights may not be adequate.

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

The Articles of Incorporation, Bylaws, and Florida law may inhibit a takeover of the Company or could deprive the Company’s shareholders of the opportunity to obtain a takeover premium for their shares.

The Company’s Articles of Incorporation and Amended and Restated Bylaws and Florida law contain provisions that may delay, deter, or inhibit a future acquisition that might otherwise result in the Company’s shareholders receiving a takeover premium for their shares. This could occur even if shareholders are offered an attractive value for their shares of common stock or if a substantial number or even a majority of the Company’s shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with any transaction. A staggered Board of Directors, the State of Florida’s Affiliated Transaction Statute, or the State of Florida’s Control-Share Acquisition Statute could delay, deter, or inhibit potential offers to acquire the Company.

Failure to comply with existing and future regulatory and legal requirements could adversely affect the Company’s results of operations and financial condition.

General

The health care industry is highly regulated and the Company is subject to various federal, state, local and foreign laws and regulations, which include the Drug Enforcement Agency (“DEA”), the FDA, various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (“HHS”), the Occupational Safety and Health Administration, CMS, various State Attorneys General, State Medicaid fraud units, and other comparable agencies. The Company’s global product sourcing initiatives have increased the Company’s exposure to these regulatory agencies. Certain of the Company’s distribution service centers may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, HHS, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing, and sale. Although the Company believes that it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations.

The noncompliance by the Company with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on the Company’s results of operations and financial condition. In addition, if changes were to occur to the laws and regulations applicable to the Company’s businesses, such changes could adversely affect many of the Company’s regulated operations or could otherwise restrict the Company’s existing operations, limit the expansion of the Company’s businesses, apply regulations to previously unregulated businesses or otherwise affect the Company adversely. The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such laws and regulations could have a material adverse effect on the Company, including criminal and civil penalties, administrative sanctions, quarantine and destruction of inventory, fines, and other adverse actions.

Laws relating to healthcare fraud

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting government healthcare programs. Our relationships with manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing of items or services that are in any way paid for by government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under government healthcare programs. While we believe that we are substantially compliant with all applicable laws, many of the regulations applicable to us are vague or indefinite and have not been interpreted by regulators or the courts. They may be interpreted or applied in a manner that could require us to make changes in our operations. In addition, the Federal False Claims Act creates a financial incentive for private individuals, called whistleblowers, to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including substantial fines or penalties, and other sanctions, including exclusion from participation in any federal health care program.

Laws affecting our foreign operations

The Company is subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with the Company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the non-U.S. countries in which the Company conducts business. The Company has implemented safeguards to prevent and discourage such practices by employees and agents. The Company can make no assurance, however, that employees or other agents will not engage in such conduct for which the Company might be held responsible. If employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is also subject to the Patriot Act and anti-boycott and reporting laws. Failure to comply with these laws could subject the Company, its employees or other agents to penalties and other adverse consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations.

Tax legislation initiatives and audits by tax authorities could adversely affect the Company’s net earnings and tax liabilities

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

From time to time we are audited by U.S. federal, state and local tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

See Item 1—Business—Regulatory Matters—for additional information.

The Company’s investment in available for sale securities is subject to economic and market conditions which could adversely impact the Company’s financial condition and results of operations.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2008 and that remain unresolved.

ITEM 2.	PROPERTIES

The Company leases warehouse and office space for its 39 full-service distribution centers, 40 break-freight locations, 5 ancillary service centers, and 2 redistribution facilities, in various locations across the United States. In the normal course of business, management regularly assesses its business needs and makes changes to the capacity and location of these leased facilities. As of March 28, 2008, the Company believes its facilities are adequate to carry on its business as currently conducted and that, if necessary, it could find additional and/or replacement facilities to lease without suffering a material adverse effect on its business.

The following tables identify the full-service distribution centers, break-freight locations, ancillary service centers, and redistribution facilities for each operating segment:

Physician Business

Full-Service Distribution Center Locations
Aiea, HI	Grand Prairie, TX	Memphis, TN	Rochester, NY
Charlotte, NC	Houston, TX	New Orleans, LA	Salt Lake City, UT
Columbia, SC	Jacksonville, FL	Olathe, KS	San Antonio, TX
Denver, CO	Kennesaw, GA	Orlando, FL	Seattle, WA
Elgin, IL	Leetsdale, PA	Phoenix, AZ	Wareham, MA
Fairfield, NJ	Louisville, KY	Richmond, VA	West Sacramento, CA
Fullerton, CA	Lubbock, TX	Rogers, MN

Break Freight Locations
Albany, NY	Cincinnati, OH	Las Vegas, NV	Roanoke, VA
Baltimore, MD	Cleveland, OH	Little Rock, AR	San Diego, CA
Baton Rouge, LA	Columbia, SC	Nashville, TN	St. Louis, MO
Bethlehem, PA	Farmingdale, NY	Newark, CA	St. Petersburg, FL
Big Bend, WI	Fredersricksburg, VA	Omaha, NE	Tallahassee, FL
Birmingham, AL	Indianapolis, IN	Pompano Beach, FL	Troy, MI
Chatsworth, CA	Knoxville, TN	Portland, OR	Tulsa, OK
Chattanooga, TN	Lafayette, LA	Raleigh , NC	Tyler, TX
Chesapeake, VA

Redistribution Facilities
Fullerton, CA *	Jacksonville, FL *

Elder Care Business

Full-Service Distribution Center Locations
Austell, GA	Mesquite, TX	Omaha, NE	Ridgeland, MS
Gahanna, OH	Middletown, PA	Ontario, CA	Sacramento, CA
Londonderry, NH	Morrisville, NC	Orlando, FL	Windsor, WI

Break Freight Locations
Eau Claire, WI	Houston, TX	Olathe, KS	San Antonio, TX
Fairfield, NJ	Indianapolis, IN	Little Rock, AR

Redistribution Facilities
Fullerton, CA *	Jacksonville, FL *

Ancillary Service Centers
Birmingham, AL	Franklin, TN	Indianapolis, IN	Fallbrook, CA
Fresno, CA

*	Redistribution facilities shared by Physician Business and Elder Care Business.

In the aggregate, the Company’s service center locations consist of over 2.4 million square feet of leased space. The lease agreements have expiration dates ranging from April 2008 to September 2015 and facilities ranging in size from approximately 1,000 square feet to 168,500 square feet.

The Company’s corporate office complex consists of approximately 150,000 square feet of leased office space located at 4345 Southpoint Boulevard and 4190 Belfort Road, Jacksonville, Florida 32216. This lease expires in March 2014.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is a party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with outside legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company has various insurance policies, including product liability insurance, covering risks in amounts it considers adequate. In many cases in which the Company has been sued in connection with products manufactured by others, the Company is provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended March 28, 2008.

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

Quarter Ended	High	Low

Fiscal year ended March 30, 2007:
June 30, 2006	$19.54	$16.33
September 29, 2006	$20.87	$16.81
December 29, 2006	$21.60	$17.91
March 30, 2007	$21.75	$19.29
Fiscal year ended March 28, 2008:
June 29, 2007	$21.83	$17.97
September 28, 2007	$19.98	$16.11
December 28, 2007	$21.31	$20.44
March 28, 2008	$20.52	$15.41

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

Holders of Common Stock

As of May 19, 2008, there were approximately 1,624 holders of record of the Company’s common stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming reinvestment of dividends, if any, on March 28, 2003, the last trading day before the beginning of the Company’s 2004 fiscal year through the end of fiscal year 2008, with the cumulative return on $100 invested for the same period in the Nasdaq Stock Market (U.S. Companies) Composite Index.

The graph also compares the cumulative stockholder return to an index of companies management believes comprise the Company’s peer group, which includes the following companies: Amerisourcebergen Corporation, Baxter International, Inc., Cardinal Health, Inc., McKesson Corporation, Owens & Minor, Inc., Patterson Companies, Inc., Henry Schein, Inc., and Graham Field Health Products, Inc.

FISCAL YEAR ENDING MARCH 28, 2008

	March 28, 2003	April 2, 2004	April 1, 2005	March 31, 2006	March 30, 2007	March 28, 2008
PSS World Medical, Inc.	100.00	172.26	183.81	289.21	316.94	247.83
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
Peer Group	100.00	132.00	131.53	168.05	191.43	176.68

Information presented above assumes $100 invested on March 28, 2003 and that dividends were reinvested.

Issuer Purchases of Equity Securities

As of March 30, 2007, there were 3.5 million shares available for repurchase under existing stock repurchase programs. During fiscal year 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.3 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the year ended March 28, 2008, the Company repurchased approximately 6.4 million shares of common stock under this program at an average price of $17.68 per common share for approximately $112.5 million. At March 28, 2008, approximately 0.4 million shares were available to repurchase under this program.

Subsequent to fiscal year 2008, the Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, privately negotiated transactions. See Footnote 18, Subsequent Events, for further discussion.

The following table summarizes the Company’s repurchase activity during the three months ended March 28, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 29-January 28	250,000	$17.74	250,000	3,022,262
January 29-February 28	2,619,092	$17.40	2,619,092	403,170
February 29-March 28	—	$—	—	403,170

Total fourth quarter	2,869,092	$17.40	2,869,092	403,170

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data for fiscal years 2004 through 2008 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the restatement of the Imaging Business as discontinued operations. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,855,791	$1,741,639	$1,619,417	$1,473,769	$1,349,917
Income from continuing operations	56,775	50,481	44,257	39,384	28,703
Total loss from discontinued operations	—	—	—	(412)	(1,164)
Net income	$56,775	$50,481	$44,257	$38,972	$27,539
Earnings (loss) per share—Basic:
Income from continuing operations	$0.88	$0.75	$0.67	$0.61	$0.43
Total loss from discontinued operations	—	—	—	(0.01)	(0.02)

Net income	$0.88	$0.75	$0.67	$0.60	$0.41

Earnings (loss) per share—Diluted:
Income from continuing operations	$0.86	$0.73	$0.66	$0.60	$0.42
Total loss from discontinued operations	—	—	—	(0.01)	(0.02)

Net income	$0.86	$0.73	$0.66	$0.59	$0.41

Weighted average shares outstanding:
Basic	64,703	67,219	65,643	64,547	67,074
Diluted	66,184	69,325	66,887	65,607	67,990
Cash dividends declared per common share	—	—	—	—	—
Ratio of earnings to fixed charges(a)	5.8	5.1	4.6	3.7	4.2

Working capital(b)	$243,506	$304,543	$265,201	$228,583	$222,856
Total assets	$814,825	$774,975	$736,976	$646,358	$586,846
Long-term liabilities	$214,855	$211,882	$200,287	$180,310	$171,290

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.
(b)	Assets and liabilities of discontinued operations for fiscal year 2004 have been excluded from this calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, billing services and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 39 full-service distribution centers, which serve all 50 states throughout the United States. The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base.

PSSI is a market-leading company in the two alternate-site segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of Select and specialty brand products; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance.

THE COMPANY’S STRATEGY

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States of America, with a goal to grow at twice the market growth rate in the markets it serves. The key components of the Company’s strategy include:

Increasing its Select and specialty brand profitability and global sourcing capabilities.  The Company’s rapidly developing global product sourcing capabilities include identification of manufacturers in offshore locations, selection and specification of products to be manufactured, monitoring quality assurance and controls, and aligning product availability with customer needs. The Company intends to broaden its reach and breadth of products by expanding its Select and specialty brand product offerings and over 1,000 SKUs as of March 28, 2008.

Leverage sales and marketing through customer interface improvements, relationships, products, and services.  The Company believes its sales professionals, which consists of approximately 840 employees, and their customer relationships and knowledge are strategic competitive advantages. The Company trains its sales professionals to build unique relationships with customers and provide solutions though innovative marketing programs, exclusive products, and new product or technology offerings. The Company utilizes improved customer interface processes that focus on increasing sales representative bandwidth. The Company has developed internet-based customer order entry portals, myPSS.com and GSOnline, to support a number of ordering methods, provide customers with transaction history, increase sales force capacity and improve the customer experience. Additionally, the Company has implemented “SmartScan”, a handheld device that allows customers to order product electronically and effectively manage their product inventory.

Make investments to simplify operating activities and leverage the existing distribution network.  The Company is making significant investments in its distribution infrastructure, information systems, process reengineering, and training in order to simplify a complex distribution infrastructure, develop easy to use scalable processes and systems that enable growth, reduce costs to serve, and achieve the Company’s commitments to customer service. Simplification initiatives focus on process redesign, investments in automation and organizational commitments to customer service. During fiscal year 2008, the Company continued to leverage previous distribution infrastructure investments and implemented various process improvements that have resulted in operating efficiencies and improved customer service levels.

Make strategic acquisitions.  The Company will continue to make strategic acquisitions to complement its core business strategies and seek target acquisition candidates which expand its ability to leverage infrastructure and distribution capabilities, expand its global sourcing and product development expertise, while increasing market share and profitability.

Be the employer of choice within the industry.  The Company believes its management, sales force and employees are its most valuable assets. Accordingly, the Company invests significant resources in recruiting, training, and continuing professional education and leadership development. The Company seeks to foster a culture of performance and execution by designing individual and team incentive programs that are aligned with the Company’s business strategies and objectives. The Company strives to be the employer of choice in the markets it serves, in terms of benefits offered to employees, availability of health and wellness programs, professional competency and personal development training, communications to employees regarding the Company’s strategy, and individual leadership assessment, development, and coaching programs.

Conduct business in a legal and ethical manner.  The Company believes each employee is responsible for personal integrity and the consequences of actions, and is expected to follow the highest standards of honesty, fairness and obedience to the law. Over the last several fiscal years, the Company has improved its compliance programs by strengthening and broadening health, safety, and regulatory education training programs for its employees.

EXECUTIVE OVERVIEW

During the fiscal year ended March 28, 2008, the Company continued to grow in the markets it serves, while continuing to execute its business strategies. Although sales growth during the fiscal year was negatively impacted by the Company’s decision not to participate in the influenza vaccine market during fiscal year 2008, which contributed $48.6 million to sales in fiscal year 2007, consolidated sales grew by 6.6% during the fiscal year. The Physician and Elder Care Businesses launched sales promotions to increase sales of its

Select™ product line, which positively impacted the Company’s growth. During fiscal year 2008, Select™ brand product sales grew 27.4% and 24.9% in the Physician and Elder Care businesses, respectively. Additionally, the Company continued to execute its business strategies by expanding its healthcare information technology solutions product offerings in the Physician Business and diversifying its customer base through ongoing expansion into the home health care market within the Elder Care Business.

Income from operations increased approximately $9.9 million, or 12% during the fiscal year ended March 28, 2008, while operating margins increased 30 basis points. This increase was primarily a result of the net sales growth discussed above as well as management’s focus on reducing operating costs as a percentage of net sales. In addition, the Company’s global sourcing initiatives, other purchasing efficiencies, and leverage of its distribution and corporate shared services infrastructure contributed to incremental operating margin improvement. During fiscal year 2008, operating margins were negatively impacted by costs associated with the review and inspection by the Florida Department of Health of the Company’s compliance with the state of Florida Pedigree laws. See further discussion under the caption “Compliance with Florida Pedigree Laws” below.

Cash flow from operations during the fiscal year March 28, 2008 grew to $69.8 million, which was driven by growth in profitability. The Company’s positive cash flow and available cash balances funded the acquisition of Activus, Inc., a portion of the Company’s stock repurchase program, and an equity investment in athenahealth, Inc.

The following impacted the Company’s results of operations during fiscal years 2008, 2007, and 2006:

Fiscal Year 2008

Global Sourcing Initiative

During fiscal year 2008, the Company expanded its Select product offering. Milestones reached during fiscal year 2008 included, (i) expansion of the Company’s global sourcing resources in Asia, (ii) increasing the capacity of the redistribution infrastructure in the United States and (iii) design and implementation of a security assessment program for our global manufacturers in compliance with the U.S. Customs Trade Partners Against Terrorism Act. At March 28, 2008, the Company had approximately $29.5 million of globally-sourced product inventory, which represented approximately 1,128 SKUs and 86 product categories. These products were sourced from over 60 manufacturers located in China, Thailand, Malaysia, India, Poland, Cambodia, South Korea, and the Philippines. Management believes this initiative will continue to positively impact the Company’s results of operations in future years.

Compliance with Florida Pedigree Laws

During the fiscal year ended March 28, 2008, the Company’s Florida operations were the subject of an inspection by the Florida Department of Health for compliance with guidelines for the receipt, storage, and distribution of products covered by recently enacted drug pedigree legislation in the state of Florida. Products covered by this legislation included prescription pharmaceutical products used by physicians in their practices, such as vaccines, ointments and creams, anesthetics, and topicals used in office procedures. On January 23, 2008, the Company signed an agreement with the State of Florida resolving issues regarding the interpretation of procedures for documenting the ordering, receipt, storage, and shipping of certain products covered by Florida drug pedigree legislation. Pursuant to the terms of the agreement, the Company reimbursed the State $1.0 million in costs and fees, and agreed to donate pharmaceutical inventory valued at $0.5 million. In turn, the State agreed to issue and/or renew permits to the Company’s Florida facilities and release the Company’s quarantined inventory subject to third party validation of pedigree compliance.

Costs associated with the review and inspection were approximately $6.3 million and include costs and fees, inventory exposure, additional operating and legal costs, as well as costs incurred to modify the Company’s compliance systems and processes. These costs were recorded within Corporate Shared Services and the Physician Business. As of March 28, 2008, the Company maintains an accrual of $0.5 million related to the agreed upon inventory donation.

Investment in athenahealth, Inc.

On June 29, 2007, the Company made a $24.1 million equity investment, including transaction costs, in athenahealth, Inc. (“athena”), a privately held leading provider of internet-based healthcare information technology and business services to physician practices. This equity investment represented approximately 5% of outstanding shares. On September 20, 2007, an initial public offering of shares of athena’s common stock was made available for sale on the NASDAQ Global Market under the symbol “ATHN,” which impacted the valuation of shares under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, $2.8 million, net of taxes, or $0.04 per common share. Proceeds of $21.0 million were not received prior to fiscal year end and are therefore recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Payment was received subsequent to fiscal year end, during the first quarter of fiscal year 2009.

As of March 28, 2008, the aggregate fair value of the Company’s remaining investment was $11.3 million, recorded in Other long term assets. During the fiscal year ended March 28, 2008, the Company recorded unrealized holding gains of $3.6 million of which $2.2 million was recorded in Other comprehensive income and $1.4 million was recorded as a deferred tax liability.

Acquisition of Activus Healthcare Solutions, Inc.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million, net of cash acquired. As of March 28, 2008, Activus’ operations have been integrated into the Company’s existing operations. The Company incurred operating losses totaling $2.0 million related to the integration and transition of Activus operations during fiscal year 2008.

Fiscal Year 2007

Influenza Vaccine Product Sales

Influenza vaccine product sales were approximately $48.6 million during the fiscal year ended March 30, 2007 compared to $12.6 million during the fiscal year ended March 31, 2006, but fell short of expectations due to an oversupply in the market and the cancellation of customer orders due to a mild influenza season. In connection with these environmental issues and as part of the Company’s periodic review of the carrying amount of inventory during fiscal year 2007, management determined that a write-down of $7.1 million was required. The Company did not participate in the influenza vaccine market during its fiscal year 2008, but will participate in this market on a consignment basis, thereby relieving the Company of inventory risk, in fiscal year 2009.

Fiscal Year 2006

Fuel Costs

The Company’s operating costs are affected by changes in the cost of gasoline and diesel fuel. Product is delivered to customers either by the Company-leased delivery fleet or third-party transportation providers. During fiscal year 2006, significant increases in the cost of fuel impacted the Company’s cost to deliver and the operating costs of common carriers. Some of these transportation providers passed these increases through to the Company in the form of a fuel surcharge. To partially offset this increase, the Physician and Elder Care Businesses implemented a fuel surcharge to certain customers on October 1, 2005, which is based on national fuel cost data and is adjusted every 60 days. While fuels costs decreased during fiscal year 2007, fuel costs rose sharply in fiscal year 2008. Management anticipates that rising fuel costs may continue to negatively impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods; however, the fuel surcharge to customers is expected to continue to offset a portion of this negative impact.

Acquisition of Southern Anesthesia & Surgical, Inc.

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of SAS, a South Carolina-based distributor of controlled and non-controlled pharmaceuticals and medical supplies to office-based physicians who specialize in oral maxillofacial surgery, and surgery centers. SAS contributed approximately $43.3 million and $23.7 million of incremental net sales during fiscal years 2007 and 2006, respectively. SAS’ expertise in the distribution of controlled pharmaceutical products strengthens the Physician Business’ product offerings, has accelerated penetration into the pharmaceutical market segment, and has increased the Physician Business’ overall competency and effectiveness in serving the pharmaceutical market.

Settlement of the Class Action Lawsuit

On September 9, 2005, the Company and all other defendants reached an agreement with the plaintiff and the certified class of persons who held Company common stock on March 26, 1998 to settle all claims alleged in the class action lawsuit entitled Jack Hirsch v. PSS World Medical, Inc., et al., Civil Action No. 3:98-CV 502-J-32TEM. The settlement resulted in a one-time payment of $16.5 million into a settlement fund (the

“Settlement Fund”) to be used, among other things, to pay the fees and expenses of plaintiffs’ counsel, the costs of administering the Settlement Fund, and the plaintiffs. Approximately $12.7 million of the $16.5 million payment was covered by existing insurance policies. The Company had previously established a $1.0 million pre-tax reserve to cover potential uninsured losses relating to this matter during the fiscal year ended April 1, 2005 and recorded a charge of approximately $2.8 million during the fiscal year ended March 31, 2006 to cover the remaining liability related to the settlement and legal fees. As of December 30, 2005, all obligations to the plaintiffs related to this litigation matter had been satisfied by the Company. During fiscal year 2007, the Company obtained a favorable settlement under a separate claim relating to this lawsuit resulting in a net gain of $1.8 million.

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

National Accounts (Elder Care Business)

Ownership changes of national chain customers impacted net sales during fiscal year 2007. Additionally, nursing home divestitures impacted net sales during fiscal year 2006, as large, national chain customers divested facilities located in states with high malpractice claims, high insurance costs, and litigation exposure. These trends are expected to continue in future periods.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 28, 2008 VERSUS MARCH 30, 2007

NET SALES

	For the Fiscal Year Ended				Percent Change
	March 28, 2008		March 30, 2007
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$1,308.7	$5.2	$1,227.5	$4.9	6.6%
Elder Care Business	547.1	2.2	514.1	2.0	6.4%

Total Company	$1,855.8	$7.4	$1,741.6	$6.9	6.6%

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do marketing programs launched to increase the sale of consumable products, pharmaceutical products, and equipment, respectively. Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Fiscal Year Ended		Percent Change
	March 28, 2008	March 30, 2007
Consumable products:
Branded products	$440.6	$412.1	6.9%
Select Medical Products™	146.4	114.9	27.4%
Lab diagnostics	250.7	229.5	9.2%
Pharmaceutical products	289.2	237.7	21.7%
Influenza vaccine products	—	48.6	(100.0)%
Equipment	146.0	147.0	(0.7)%
Immunoassay product sales	26.8	30.2	(11.4)%
Other	9.0	7.5	18.0%

Total	$1,308.7	$1,227.5	6.6%

Net sales growth during the year ended March 28, 2008 was driven by continued momentum in the consumable and pharmaceutical growth programs, offset by a decline in influenza vaccine product sales. Influenza vaccine product sales were impacted by the Company’s strategic decision not to participate in the influenza vaccine market during fiscal year 2008 due to oversupply of influenza vaccine in the market in the prior year. Select™ product sales increased due to the Company’s focus on promoting its globally sourced, Select™ products, which resulted in new customer sales as well as customer conversions from manufacturer branded products to Select™ brand products.

Elder Care Business

Net sales were impacted by the continued utilization of the following innovative Elder Care customer-specific solution programs: ANSWERS™ HK, ANSWERS Plus™, P.I.E, F.A.S.T, and AccuSCAN. Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

The following table summarizes the change in net sales by customer segment period over period.

	For the Fiscal Year Ended		Percent Change
	March 28, 2008	March 30, 2007
Nursing home and assisted living facilities	$339.7	$322.1	5.5%
Hospice and home health care agencies	151.6	141.6	7.0%
Billing services and other	55.8	50.4	10.8%

Total	$547.1	$514.1	6.4%

Net sales during the year ended March 28, 2008 compared to the prior year increased approximately $33.0 million, as sales continued to grow in each customer segment. During fiscal year 2007, the Elder Care Business implemented strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. The Company’s growth in the hospice and home health care customer segments during fiscal year 2008 reflects the successful execution of these business growth strategies. Net sales were also impacted by the continued utilization of innovative customer-specific solution programs and a focus on the regional and independent customer segments within the nursing homes market.

Across its Elder Care customer segments, Select product sales increased 24.9% during fiscal year 2008, when compared to fiscal year 2007.

GROSS PROFIT

Physician Business

Gross profit dollars for the Physician Business increased $33.9 million, while gross margins increased 79 basis points during fiscal year 2008. These increases were primarily due to the growth in net sales discussed above, in conjunction with the Company’s continued focus on its global sourcing strategy. The Company’s global sourcing strategy is designed to improve the Physician Business’ cost competitiveness and increase its gross margins on certain products. The increase in gross profit was also affected by a write-down for excess influenza vaccine inventory of $7.1 million during fiscal year 2007. This inventory write-down was the result of a lower-of-cost-or-market valuation on the Physician Business’ remaining influenza inventory due to an oversupply of the product in the market, and a mild influenza season. As a result of the write-down, cost of goods sold was increased by $7.1 million during the year ended March 30, 2007. As a result of the oversupply in the market, the Company determined that it would not participate in the influenza vaccine market during fiscal year 2008. This decision had a positive impact on the Physician Business’ gross margin percentages year over year, as pharmaceutical sales generally have lower margins.

Elder Care Business

Gross profit dollars in the Elder Care Business increased $7.4 million year over year and were impacted by the increase in sales across the Business’ customer segments. While gross margin dollars increased during the year, gross margin percentages decreased 35 basis points and were negatively impacted by the segment’s product mix, as sales to large nursing home customers, which generally have lower margins, offset increases in sales to hospice and home health care agencies and sales of the Company’s Select™ product line, which generate higher gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended				Increase
	March 28, 2008		March 30, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$191.3	14.6%	$174.5	14.2%	$16.8
Elder Care Business(a)	106.9	19.5%	103.4	20.1%	3.5
Corporate Shared Services(b)	25.8	1.4%	22.8	1.3%	2.9

Total Company(b)	$324.0	17.5%	$300.7	17.3%	$23.3

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

General and administrative expenses are primarily impacted by (i) compensation and employee benefit costs, (ii) cost to deliver, which represents all costs associated with the transportation and delivery of products to customers, and (iii) shared services overhead costs.

Physician Business

General and administrative expenses increased $16.8 million and 40 basis points as a percentage of net sales over the prior year. This increase was attributable to (i) increased compensation expense of $3.8 million due to additional employees and general wage increases; (ii) additional operating costs of $2.9 million related to the acquisition of Activus; (iii) approximately $2.2 million related to additional operating expenses from the Company’s inspection by the Florida Department of Health for compliance with State Pedigree laws; (iv) additional costs of $1.3 million related to the Company’s national launch of its new SelectTM and healthcare information technology marketing programs; (v) increased bank service charges of approximately $0.8 million related to fees paid to process payments made via credit cards by the Company’s customers; (vi) an increase of $2.5 million in the corporate overhead allocation from Corporate Shared Services which is primarily related to increased costs associated with the Company’s global sourcing initiative and increased payroll costs and (vii) increased cost to deliver of approximately $2.6 million related to increased fuel costs, shipping and handling charges, fleet repair and maintenance, and delivery professional salaries.

Elder Care Business

While general and administrative expenses increased year over year due to the growth in net sales, general and administrative expenses as a percentage of net sales decreased 60 basis points year over year. This improvement was attributable to (i) leveraging the net sales growth across various fixed costs and (ii) a shift from third party transportation providers to the Company’s fleet of leased delivery vehicles

General and administrative increased during the fiscal year ended March 28, 2008 due to (i) an increase in the corporate overhead allocation from Corporate Shared Services which was related to increased costs associated with the Company’s global sourcing initiative, (ii) increased self operated fleet costs, offset by decreased bad debt expense of approximately $1.7 million related to improved collections and the recovery of previously reserved customer accounts.

Corporate Shared Services

General and administrative expenses increased during the fiscal year ended 2008 due to (i) approximately $4.1 million related to the Company’s inspection by the Florida Department of Health for compliance with State Pedigree laws, (ii) increased employee compensation and employee benefit expenses of approximately

$5.8 million due to additional employees, general wage increases, and increases in healthcare costs, (iii) an increase of $1.8 million related to performance based restricted stock awards granted during fiscal year 2008, (iv) an increase in lease expense of approximately $1.1 million due to a new regional distribution facility for globally-sourced product, general rent increases and the expansion of the Company’s shared service’s leased office space during fiscal year 2008, partially offset by (v) a reduction of $5.9 million in compensation expense related to the Company’s management and employee incentive plans, based on actual of performance achievement and payment estimates, and (vi) a reduction of $1.7 million related to the Company’s deferred compensation plan.

SELLING EXPENSES

	For the Fiscal Year Ended				Increase
	March 28, 2008		March 30, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$105.6	8.1%	$97.3	7.9%	$8.3
Elder Care Business(a)	19.7	3.6%	19.5	3.8%	0.2

Total Company(b)	$125.3	6.8%	$116.8	6.7%	$8.5

(a)	Selling expenses as a percentage of net sales are calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales are calculated based on consolidated net sales.

Selling expenses are driven by commission expense, which are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The increase in selling expenses for the Physician Business was a result of the acquisition of Activus and the related addition of the sales representatives. The growth in the Elder Care Business’ selling expenses was consistent with the increase in net sales year over year. Overall, selling expenses were relatively consistent as a percentage of net sales with the prior year.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended				Increase (Decrease)
	March 28, 2008		March 30, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$93.0	7.1%	$84.1	6.9%	$8.9
Elder Care Business	25.2	4.6%	21.6	4.2%	3.6
Corporate Shared Services	(25.8)	—	(23.2)	—	(2.6)

Total Company	$92.4	5.0%	$82.5	4.7%	$9.9

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

The Company’s debt structure during fiscal years 2008 and 2007 consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit (“LOC”) agreement. The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the LOC.

	For the Fiscal Year Ended		Increase (Decrease)
(dollars in millions)	March 28, 2008	March 30, 2007
Components of interest expense:
Interest on borrowings	$5.6	$4.2	$1.4
Debt issuance costs	1.4	1.4	—
Less: Capitalized interest	0.2	0.3	(0.1)

Total interest expense	$6.8	$5.3	$1.5

Weighted average interest rate-LOC(a)	5.10%	7.60%	—
Average daily borrowings under the LOC	$31.9	$1.2	$30.7

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

During fiscal year 2008, borrowings under the Company’s LOC were affected by market interest rate decreases by the Federal Open Market Committee (“FOMC”) of the Federal Reserve Board, which consistently reduced the Federal Funds Rate (“FFR”). From September 18, 2007 to March 18, 2008, the FOMC, in a series of rate cuts, reduced the FFR by a cumulative 300 bps. Under the LOC, the Company borrows funds at bank prime plus an applicable margin and/or at LIBOR plus an applicable margin. The interest rate cuts, as well as the effective use of borrowings at LIBOR helped the Company to lower borrowing costs during fiscal year 2008. Borrowings at LIBOR were at various terms with varying notional amounts. As a result, the Company’s weighted average interest rate decreased 250 bps year over year.

On February 14, 2008, the Company entered into a two year $50 million variable-to-fixed interest rate swap, effective February 19, 2008 and expiring February 19, 2010 (“Swap Agreement”). The Swap Agreement effectively sets the interest rate on all or a portion of the borrowings under the LOC to 3.95% (consisting of a fixed interest rate of 2.70% and a credit spread of 1.25%) for a notional amount of $50 million.

OTHER INCOME

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	March 28, 2008	March 30, 2007	Increase
Total Company	$7.3	$2.0	$5.3	263.1%

Other income during fiscal year 2008 included a gain on the sale of Athena stock of $4.6 million. The Company sold a portion of its investment in Athena during the fourth quarter of fiscal year 2008 for $21.0 million, recorded in prepaid and other current assets. Final settlement of the trade occurred in the first quarter of fiscal year 2009. The Company’s remaining investment in Athena is recorded in Other assets on the Consolidated Balance Sheets. Excluding the effect of this gain, other income remained consistent year over year. See Footnote 5, Equity Investment, for further information relating the Company’s investment in Athena.

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended				Increase
	March 28, 2008		March 30, 2007
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$36.8	39.3%	$29.9	37.2%	$6.9

The increase in the provision for income taxes and effective rate year over year was attributable to an increase in income from continuing operations and a decrease in favorable permanent adjustments. The decrease in permanent adjustments relates to the change in the cash surrender value of company-owned life insurance policies.

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

FISCAL YEAR ENDED MARCH 30, 2007 VERSUS FISCAL YEAR ENDED MARCH 31, 2006

NET SALES

	For the Fiscal Year Ended				Percent Change
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$1,227.5	$4.9	$1,086.8	$4.3	12.9%
Elder Care Business	514.1	2.0	532.6	2.1	(3.5)%

Total Company	$1,741.6	$6.9	$1,619.4	$6.4	7.5%

Physician Business

Net sales continued to be positively impacted by the Advantage Club, Rx Extreme, and Can-Do marketing programs launched to increase the sale of consumable products, pharmaceutical products, and equipment, respectively.

The following table summarizes the growth rate in product sales year over year.

	For the Fiscal Year Ended		Percent Change
	March 30, 2007	March 31, 2006
Consumable products:
Branded products	$641.6	$592.2	8.4%
Select Medical Products™	114.9	95.0	20.9%
Pharmaceutical products	237.7	202.2	17.6%
Influenza vaccine products	48.6	12.6	287.0%
Equipment	147.0	148.4	(1.0)%
Immunoassay product sales	30.2	31.2	(3.2)%
Other	7.5	5.2	43.4%

Total	$1,227.5	$1,086.8	12.9%

Branded product sales during fiscal year 2007 continued to be positively impacted by the Company’s sales growth initiatives. Select™ Brand product sales year over year increased due to the Company’s focus on promoting its globally sourced, Select™ products, which resulted in new customer sales as well as customer conversions from Branded to Select™ products. Sales of influenza vaccines increased year over year, but fell short of expectations due to an oversupply in the market and cancellation of orders by certain customers. In addition, pharmaceutical product sales continued to be positively impacted by the Rx Extreme revenue growth program, and the acquisition of SAS.

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

The following table summarizes the change in net sales by customer segment period over period.

	For the Fiscal Year Ended		Percent Change
	March 30, 2007	March 31, 2006
Nursing home and assisted living facilities	$322.1	$356.8	(9.7)%
Hospice and home health care agencies	141.6	129.0	9.7%
Billing services	12.2	10.2	19.3%
Other	38.2	36.6	4.5%

Total	$514.1	$532.6	(3.5)%

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

GROSS PROFIT

Physician Business

Gross profit dollars for the Physician Business increased due to the growth in net sales discussed above, in conjunction with the Company’s continued focus on its global sourcing strategy. The Company’s global sourcing strategy is designed to improve the Physician Business’ cost competitiveness and increase its gross margins on certain products. During fiscal year 2007, the Company increased the number of globally sourced products, from approximately 200 products to approximately 600 products. The increase in gross profit was partially offset by a write-down for excess influenza vaccine inventory of $7.1 million during the year. This inventory write-down was the result of a lower-of-cost-or-market valuation on the Physician Business’ remaining influenza inventory at the end of the third quarter resulting from the cancellation of customer orders during the three months ended December 29, 2006 due to an oversupply of the product in the market, and a mild influenza season. As a result of the write-down, cost of goods sold was increased by $7.1 million during the year ended March 30, 2007, which decreased net income $4.4 million. (Refer to Footnote 2, Significant Accounting Policies, and Critical Accounting Estimates).

Elder Care Business

While gross profit dollars remained relatively consistent period over period, gross margin percentage increased year over year. This increase was due to the execution of the Company’s global sourcing strategy, as discussed above, an increase in ancillary billing service revenues, which typically generate higher gross profit margins, and a change in the segment’s sales mix from sales to larger accounts that generated lower gross margins to sales to smaller accounts that generate higher gross margins. Gross margin is expected to continue to increase in future periods as a result of these factors. In addition, the Company’s global sourcing strategy is expected to continue to improve the Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended				Increase (Decrease)
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$174.5	14.2%	$162.4	14.9%	$12.1
Elder Care Business(a)	103.4	20.1%	106.0	19.9%	(2.6)
Corporate Shared Services(b)	22.8	1.3%	18.9	1.2%	3.9

Total Company(b)	$300.7	17.3%	$287.3	17.7%	$13.4

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

General and administrative expenses are driven by (i) compensation and employee benefit costs, (ii) cost to deliver, which represents all costs associated with the transportation and delivery of products to customers, and (iii) shared departmental overhead costs.

Physician Business

While general and administrative expenses increased year over year, due to the increase in net sales, general and administrative expenses as a percentage of net sales decreased 70 basis points year over year. This improvement is attributable to (i) leveraging the net sales growth across various fixed costs and (ii) reducing the Company’s cost to deliver product to customers.

General and administrative expenses other than cost to deliver increased during the fiscal year ended March 30, 2007 due to (i) increased compensation expenses of approximately $1.5 million due to additional employees from the acquisition of SAS and general wage increases, (ii) increased bank service charges of approximately $0.9 million related to fees paid to process payments made via credit cards by the Company’s customers, (iii) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services) which was primarily related to increased costs associated with the Company’s global sourcing initiative and increased medical insurance costs, offset by a decrease in incentive compensation of $3.4 million related to the write-off of influenza vaccine during fiscal year 2007.

Elder Care Business

General and administrative expenses decreased year over year, related to decreases in cost to deliver as a result of (i) a shift from third party carriers to the Company’s fleet of leased delivery vehicles, (ii) optimizing routes and shipments between distribution centers under the Company’s route optimization program, and (iii) a decrease in fuel costs over prior year.

General and administrative expenses other than cost to deliver increased slightly during the fiscal year ended March 30, 2007 due to (i) increased depreciation expense of approximately $1.6 million primarily related to the JD Edwards enterprise resource planning system, (ii) an increase in the corporate overhead allocation from Corporate Shared Services (refer to discussion below under Corporate Shared Services) which was primarily related to increased costs associated with the Company’s global sourcing initiative, offset by decreased bad debt expense of approximately $0.8 million primarily related to improved collections.

Corporate Shared Services

General and administrative expenses increased during the fiscal year ended March 30, 2007 due to (i) increased employee compensation and employee benefit expenses of approximately $7.7 million due to additional employees, general wage increases and increased bonus expense related to the Company achieving its incentive goals for the year, (ii) an increase in lease expense of approximately $0.9 million due to a new regional distribution facility for globally-sourced product and the expansion of the Company’s field support office during fiscal year 2007, offset by a favorable net settlement of $1.8 million during fiscal year 2007 relating to the class action lawsuit filed in May 1998 and a decrease in legal fees of approximately $3.1 million associated with the class action lawsuit that was settled during fiscal year 2006.

SELLING EXPENSES

	For the Fiscal Year Ended				Increase
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$97.3	7.9%	$88.3	8.1%	$9.0
Elder Care Business(a)	19.5	3.8%	19.3	3.6%	0.2

Total Company(b)	$116.8	6.7%	$107.6	6.6%	$9.2

(a)	Selling expenses as a percentage of net sales are calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales are calculated based on consolidated net sales.

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

Elder Care Business

Selling expenses are generally impacted by commission expense, which is based on gross profit dollars, cost-to-deliver, and profitability growth for the Elder Care Business. Selling expenses increased slightly year over year on declining net sales. Net sales declined due to the discontinuation of two large national chain customers during fiscal year 2006; however, these accounts were not commission-based. Excluding the impact of these accounts, selling expense as a percent of net sales decreased year over year. This decrease resulted from the implementation of a new sales representative compensation program during fiscal year 2007, which focused on overall customer profitability rather than solely gross profit.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended				Increase (Decrease)
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$84.1	6.9%	$75.4	6.9%	$8.7
Elder Care Business	21.6	4.2%	15.9	3.0%	5.7
Corporate Shared Services	(23.2)	—	(18.9)	—	(4.3)

Total Company	$82.5	4.7%	$72.4	4.5%	$10.1

INTEREST EXPENSE

The Company’s debt structure during fiscal years 2007 and 2006 primarily consisted of the $150 million of 2.25% senior convertible notes and variable rate borrowings under its revolving line of credit (“LOC”) agreement. The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the LOC.

	For the Fiscal Year Ended		Decrease
(dollars in millions)	March 30, 2007	March 31, 2006
Components of interest expense:
Interest on borrowings	$4.2	$5.0	$(0.8)
Debt issuance costs	1.4	1.5	(0.1)
Less: Capitalized interest	0.3	0.6	(0.3)

Total interest expense	$5.3	$5.9	$(0.6)

Weighted average interest rate-LOC(a)	7.60%	3.89%	—
Average daily borrowings under the LOC	$1.2	$27.1	$(25.9)

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

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

OTHER INCOME

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	March 30, 2007	March 31, 2006	Decrease
Total Company	$2.0	$3.1	$(1.1)	(36.2)%

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

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended				Increase
	March 30, 2007		March 31, 2006
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$29.9	37.2%	$25.8	36.9%	$4.1

The increase in the provision for income taxes and effective rate year over year is attributable to an increase in income from continuing operations and a decrease in favorable permanent adjustments. The decrease in permanent adjustments primarily relates to the change in the cash surrender value of company-owned life insurance policies.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management monitors operational working capital cash flows through the following metrics:

	Fiscal Year Ended
	2008	2007	2006
Days Sales Outstanding:(a)
Physician Business	42.0	41.8	41.2
Elder Care Business	49.6	52.0	58.8

Days On Hand:(b)
Physician Business	51.8	48.4	47.3
Elder Care Business	53.4	56.6	44.0

Days in Accounts Payable:(c)
Physician Business	42.2	44.0	43.0
Elder Care Business	27.7	28.2	27.3

Cash Conversion Days:(d)
Physician Business	51.6	46.2	45.5
Elder Care Business	75.3	80.4	75.5

Inventory Turnover:(e)
Physician Business	6.9	7.4	7.6
Elder Care Business	6.7	6.4	8.2

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to the cash flow metrics described above, the Company monitors and manages other components of liquidity, including the following:

	As of
(dollars in thousands)	March 28, 2008	March 30, 2007
Capital Structure:
Convertible senior notes	$150,000	$150,000
Revolving line of credit	70,000	—
Other debt	1,712	1,413
Bank debt	—	1,500
Cash and cash equivalents	(21,122)	(46,658)

Net debt	200,590	106,255
Shareholders’ equity	335,028	380,861

Total capital	$535,618	$487,116

Operational Working Capital:
Accounts receivable, net	$237,248	$222,776
Inventories	190,846	174,130
Accounts payable	(135,930)	(131,330)

	$292,164	$265,576

Cash Flows from Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operational working capital. Net cash provided by operating activities during fiscal years 2008, 2007, and 2006 was impacted by increases in overall operating profit partially offset by operational working capital needs of approximately $29.4 million, $28.6 million, and $5.3 million, respectively, to support sales growth. The Company’s net operational working capital levels were impacted in fiscal years 2008 and 2007 by its global sourcing initiatives, which generally require longer supply chain lead times and different payment terms. Management expects this impact to continue as global sourcing activities increase in future years. The Company continues to focus on efforts to increase cash collections from customers, improve inventory turns without impacting customer service levels, and manage the cash disbursements process.

Cash flows from operating activities during fiscal years 2008, 2007, and 2006 reflect the Company’s utilization of $0.8 million (tax effected), $3.6 million (tax effected), and $13.1 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. Cash flows from operating activities were also impacted by cash payments made to and refunds received from Federal and state taxing authorities. During fiscal years 2008, 2007, and 2006, the Company paid cash taxes, net of refunds, of approximately $31.4 million, $13.0 million and $11.2 million, respectively, which primarily related to Federal and state estimated tax payments.

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

On April 10, 2008, the Company received notification from the IRS that its fiscal 2006 federal income tax return has been selected for examination. The Company cannot, at this time, predict the outcome of this examination.

Cash Flows from Investing Activities

On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $24.1 million, including $1.6 million of legal and other professional fees, all of which was paid during the fiscal year ended March 28, 2008. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, or $2.8 million net of taxes. Cash proceeds of $21.0 million are recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets, as payment was received subsequent to year end, during the first quarter of fiscal year 2009.

Payments under business combination agreements, net of cash acquired, were $15.2 million, $2.9 million, and $37.6 million during fiscal years 2008, 2007, and 2006, respectively. Refer to Footnote 3, Purchase Business Combinations, for further discussion on acquisitions made during fiscal years 2008 and 2006. The Company expects to continue to make strategic business acquisitions in future periods to grow market share and leverage its existing distribution capabilities, which will impact its cash flows from investing activities.

Capital expenditures totaled $19.3 million, $17.3 million, and $17.0 million, during fiscal 2008, 2007, and 2006, respectively, of which approximately $12.6 million, $9.2 million, and $12.2 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to the distribution center expansions were approximately $2.6 million, $4.1 million, and $1.0 million, during fiscal years 2008, 2007, and 2006, respectively. Capital expenditures are estimated to be approximately $28.8 million during fiscal year 2009. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving line of credit facility.

During fiscal year 2008, the Company received a payment of $2,927 for the settlement of an obligation for a note receivable from its former chairman and chief executive officer, of which $2,737 related to the principal amount of this loan. There were no principal payments relating to this note during fiscal years 2007 or 2006.

Cash Flows from Financing Activities

During fiscal years 2008 and 2007, the Company repurchased approximately $112.5 million and $42.9 million of the Company’s common stock, respectively. The share repurchases represented approximately 6.4 million and 2.1 million shares, respectively. There were no repurchases in fiscal year 2006. At March 28, 2008, approximately 0.4 million common shares were available for repurchase under an authorized program. Subsequent to year end, the Board of Directors for the Company authorized the purchase of its outstanding common shares. Depending on current market conditions and other factors, the Company is authorized to repurchase up to a maximum of 5% of its total common stock, or approximately 3.1 million common shares, in the open market, privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the SEC. This authorization is in addition to any shares remaining available under existing repurchase programs. Refer to Footnote 18, Subsequent Events, for additional discussion.

The Company recognized excess tax benefits from share-based compensation arrangements of $1.4 million and $5.6 million during fiscal years 2008 and 2007, respectively. Prior to the adoption of SFAS No. 123(R), Share-Based Payment, an amendment of FASB No. 123 (“SFAS 123(R)”), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R) on April 1, 2006, excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified in financing activities. Excess tax benefits recognized in operating cash flows during fiscal year 2006 were $6.3 million.

During fiscal year 2008, the Company borrowed approximately $70.0 million on its revolving line of credit. These borrowings were used to fund the Company’s share repurchases, acquisition activities, investment strategies, and operating activities during the period. There were no borrowings on the Company’s line of credit during fiscal year 2007. During fiscal year 2006, the Company paid down its outstanding borrowings under the revolving line of credit.

Capital Resources

The Company’s two primary sources of capital are the proceeds from the 2.25% convertible senior notes offering and the $200 million revolving line of credit, which may be increased to $250 million at the Company’s discretion. These instruments are expected to provide the financial resources to support the business strategies and revenue growth. The revolving line of credit, which is an asset-based agreement, uses the Company’s operational working capital assets as collateral to support necessary liquidity. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended March 28, 2008, therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2009. Accordingly, at March 28, 2008, the notes are classified as Long-term debt in the Consolidated Balance Sheets. As of March 28, 2008, the fair value of the convertible senior notes was approximately $164.7 million and the value of the shares, if converted, was approximately $145.0 million. (Refer to Footnote 10, Debt, for a detailed discussion regarding the convertible senior notes.)

Outstanding borrowings under the revolving line of credit were $70.0 million as of March 28, 2008. At March 30, 2007, there were no outstanding borrowings under the revolving line of credit. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow up to $130 million (excluding the additional increase of $50 million) under the revolving line of credit. (Refer to Footnote 10, Debt, for a detailed discussion regarding the revolving line of credit.)

As the Company’s business grows, its cash and working capital requirements will also increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of March 28, 2008, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table below.

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

Debt Rating

The Company’s debt is rated by a nationally recognized rating agency, Standard and Poor’s Ratings Services (“S&P”). Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. On August 10, 2006, S&P upgraded the Company’s credit rating from “BB-” to “BB” and revised the ratings outlook from positive to stable. Additionally, on August 11, 2006, S&P upgraded the Company’s $150 million senior convertible notes rating from “B” to “B+.” On March 19, 2008, S&P upgraded the Company’s $150 million senior convertible notes rating from “B+” to “BB-.” Agency ratings are always subject to change, and there can be no assurance that a ratings agency will continue to rate the

Company or its debt, and/or maintain its current ratings. Management cannot predict the effect that a negative change in debt ratings will have on the Company’s liquidity or whether the Company will maintain adequate ratings as required by the convertible notes indenture. Additionally, any decreases in the Company’s debt rating could impact the Company’s convertible notes, as holders may present the notes for redemption should the Company’s debt rating fall below a certain level.

Off-Balance Sheet Arrangements

The Company’s most significant off-balance sheet financing arrangements as of March 28, 2008 are non-cancelable operating lease agreements, primarily for warehouse and equipment rentals, and outstanding letters of credit. As of March 28, 2008, future minimum obligations under operating lease agreements are $73.0 million. There were no letters of credit outstanding at March 28, 2008. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services:

	Fiscal Years
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Revolving line of credit(a),(b)	$2,572	$3,106	$3,697	$3,697	$71,849	$—	$84,921
2.25% convertible senior notes(b),(c)	3,375	3,375	3,375	3,375	3,375	187,125	204,000
Operating lease obligations(d)	21,686	17,624	13,345	10,163	5,418	4,765	73,001
Capital lease obligations(b)	991	320	288	113	—	—	1,712
Purchase commitments(e),(f)	17,980	14,507	—	—	—	—	32,487

Total(g)	$46,604	$38,932	$20,705	$17,348	$80,642	$191,890	$396,121

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until September 30, 2012. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until September 30, 2012. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels of borrowings.
(b)	Amounts include interest expense.
(c)	The 2.25% convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended March 28, 2008, therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2009. However, there can be no assurance that the conversion trigger will not be met and consequently converted in future periods.
(d)	Amounts represent contractual obligations for operating leases of the Company as of March 28, 2008. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.
(e)	If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products™ brand (“Select™”) for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of March 28, 2008, the Company had no material obligations to purchase inventory from Select™ vendors due to contract terminations.
(f)	During the fourth quarter of fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $28.7 million at March 28, 2008 and are based on management’s estimate of current pricing.

(g)	As of March 28, 2008, the Company had gross unrecognized tax benefits of $2.2 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

CRITICAL ACCOUNTING ESTIMATES

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

The critical accounting estimates are those policies that relate to estimates that require the Company’s management to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the Company’s results due to changes in the estimates or the use of different estimates that could reasonably have been used. Additionally, the Company includes those accounting policies whose initial application had a material impact on the Company’s financial presentation, unless the policy’s application resulted solely from the issuance of new accounting literature. The discussion below applies to each of the Company’s reportable segments (Physician Business, Elder Care Business, and Corporate Shared Services), unless otherwise noted.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses on trade receivables resulting from the inability to collect outstanding amounts due from its customers. The allowances include estimates of specific amounts for those accounts that are likely to be uncollectible, such as bankruptcies, and general allowances for those accounts that management currently believes to be collectible but may later become uncollectible. Management believes the estimates used in determining the allowance for doubtful accounts are critical accounting estimates because changes in credit worthiness and economic conditions, including bankruptcies in the Elder Care Business, have had a material impact on operations in previous fiscal years and could continue to have an impact on the Company’s outstanding accounts receivable balances in the near future.

The estimates used to determine the allowances for doubtful accounts are based on historical collection experience, current economic trends, credit-worthiness of customers, and changes in customer payment terms. The percentage of each aging category that is reserved is determined by analyzing historical write-offs and current trends in the credit quality of the customer base. Adjustments to credit limits and allowances for bad debts are made based upon payment history and the customer’s current credit worthiness. If the financial condition of the Company’s customers were to deteriorate or improve, allowances may be adjusted, impacting general and administrative expenses and the accounts receivable balance.

During fiscal years 2008, 2007, and 2006, the Physician Business’ allowance for doubtful accounts was reduced by $1.6 million, $1.5 million, and $0.8 million, respectively, for customer deductions and write-offs and was increased by additional provisions of $2.3 million, $1.4 million and $1.5 million, respectively. Over this time period, the Company’s allowance for doubtful accounts has represented between 1.6% and 2.0% of the Physician Business’ gross accounts receivable balance. At March 28, 2008 and March 30, 2007, the allowance for doubtful accounts for this business segment was $3.3 million and $2.7 million, respectively. If management were to assume its reserve estimates at March 28, 2008 were based on the historic ranges noted above, the allowance for doubtful accounts as of March 28, 2008 would range from $2.7 million to $3.3 million for the Physician Business.

During fiscal years 2008, 2007, and 2006, the Elder Business’ allowance for doubtful accounts was reduced by $3.8 million, $4.9 million, and $3.9million, respectively, for customer deductions and write-offs and was increased by additional provisions of $1.5 million, $3.2 million and $4.1 million. Over this time period, the Company’s allowance for doubtful accounts has represented between 7.4% and 9.2% of the Elder Care Business’ gross accounts receivable balance. At March 28, 2008 and March 30, 2007, the allowance for doubtful accounts for this business segment was $3.7 million and $6.0 million, respectively. If management were to assume its reserve estimates at March 28, 2008 were based on the historic ranges noted above, the allowance for doubtful accounts as of March 28, 2008 would range from $5.9 million to $7.3 million for the Elder Care Business. Differences between the allowance for doubtful accounts as of March 28, 2008 and the range noted above represents improvements in the Elder Care Business’ aged balances during fiscal year 2008, as days sales outstanding have improved from 58.8 days in fiscal year 2006 to 49.6 days in fiscal year 2008.

Although the Company believes its judgments, estimates and/or assumptions related to allowances for doubtful accounts are reasonable, making material changes to such judgments, estimates and/or assumptions, and changes in customer’s credit worthiness could materially affect the Company’s financial results.

Inventories

In order to state inventories (medical products, medical equipment, and other related products) at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market (net realizable value), the Company maintains an allowance for excess or slow moving inventory based on the expectation that inventory will become obsolete, sold for less than cost, or become unsaleable altogether. The allowance is estimated based on factors such as historical trends, current market conditions and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of inventory on-hand. Management believes the estimates used in determining the allowance for excess and slow moving inventory are critical accounting estimates as changes in the estimates for both segments could have a material impact on net income and the estimates involve a high degree of judgment.

As part of the Company’s periodic review of the carrying amount of inventory during fiscal year 2007, management determined that a write-down of approximately $7.1 million was required for excess influenza vaccine inventory resulting from the cancellation of customer orders due to an oversupply of the product in the market, and a mild influenza season As a result of the write-down, cost of goods sold were increased by $7.1 million during the fiscal year ended March 30, 2007, or $4.4 million net of tax, in the Physician Business. During fiscal year 2008, the Company did not participate in the influenza vaccine market, however, in future years, the Company will participate in this market on a consignment basis and therefore not have inventory risk.

Inventory allowances ranged from 1.7% to 6.2% of inventory for the Physician Business and 1.3% to 3.2% of inventory for the Elder Care Business during the previous three fiscal years. In preparing the financial statements for the year ended March 28, 2008, management estimated the allowance for excess or slow moving inventory to be approximately $2.6 million and $1.3 million for the Physician Business and Elder Care Business, respectively. If management were to assume the estimate of future inventory write-offs were based on the historic ranges noted above, the allowance for excess and slow moving inventory as of March 28, 2008 would range from $2.5 million to $3.0 million for the Physician Business and $0.8 million to $2.0 million for the Elder Care Business, impacting the Company’s inventory and gross profit balances. Although the Company believes its judgments, estimates and/or assumptions related to inventory reserves are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect the Company’s financial results.

Vendor Rebates

The Company receives transaction-based rebates from third party suppliers. Such rebates are classified as a reduction to cost of goods sold in the accompanying statements of operations.

Transaction-based rebates are generally associated with a specific customer contract and are recognized as a reduction to cost of goods sold at the time the transaction occurs. Management establishes a reserve for uncollectible transaction-based vendor rebates based on management’s judgment after considering the status of current outstanding rebate claims, historical denial experience with suppliers, and any other pertinent available information. Management believes the estimates used in determining the reserve for uncollectible transaction-based vendor rebates are critical accounting estimates because changes in the estimates for both segments could have a material impact on net income and the estimates involve a high degree of judgment.

Reserves for transaction-based rebates for the year ended March 28, 2008 were $4.6 million. Historically, reserves ranged from 12.7% to 54.6% of the rebates receivable balance during the previous three fiscal years. If management were to assume that the estimate of future rebate receivable write-offs were changed to the upper and lower end of the range that was developed in the course of formulating the estimate, the transaction-based rebate reserve as of March 28, 2008 would range from $1.2 million to $5.3 million, impacting the Company’s prepaid and other current assets and gross profit balances.

Although the Company believes its judgments, estimates and/or assumptions related to vendor rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect the Company’s financial results.

Income Taxes

The Company uses the liability method for determining its provision for income taxes and deferred tax assets and liabilities. Under this method, the amount of deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income to utilize the benefit of the deferred tax assets. In determining the need for valuation allowances, significant judgment and estimates are used as management considers short and long term forecasts of future taxable income as well as prudent and feasible tax planning strategies. These judgments and estimates include some degree of uncertainty and any changes could require management to adjust the valuation allowances for deferred tax assets.

The Company had gross deferred income tax assets of $45.6 million and $38.4 million at March 28, 2008 and March 30, 2007, respectively. There were no valuation allowances as of March 28, 2008 and March 30, 2007, as management believes it will fully utilize the Company’s deferred tax assets.

The Company’s tax filings are periodically subject to review by the Internal Revenue Service (“IRS”) and other taxing authorities, which may result in assessments of additional tax. Resolution of these situations, either with the taxing authority or the courts, inevitably includes some degree of uncertainty; accordingly, the Company provides taxes only for the amounts management believes will ultimately result from these proceedings. Management’s experience has been that the estimates and assumptions used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

During fiscal 2008, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FAS No. 109” (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. This standard provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. FIN 48 requires management to make significant judgments while assessing the probability of possible outcomes of future tax examinations. Upon adoption of FIN 48, effective April 1, 2007, the Company recorded a liability for uncertain tax positions of $2.1 million and a decrease to stockholders equity of approximately $0.2 million. At March 28, 2008, the liability for uncertain tax positions was $2.2 million. Management does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

If our estimates or judgments described above were to change, a hypothetical 1% increase/decrease in our effective tax rate would have improved/impaired consolidated income from continuing operations by approximately $0.9 million in fiscal year 2008.

Estimating Useful Lives of Computer Hardware and Software

Computer hardware and software is recorded at cost and depreciated on a straight-line basis over the estimated useful lives, ranging from 3 to 15 years.

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

In previous years, management has reviewed the estimated useful lives of certain computer hardware and software in connection with completing the implementation of the JD Edwards enterprise resource planning (“ERP”) system. During fiscal year 2005, management revised the estimated useful lives of certain assets, resulting in a decrease in depreciation expense of $0.9 million, net of tax, or approximately $0.01 of diluted earnings per share, for the fiscal year ended March 28, 2008, $1.0 million, net of tax, or approximately $0.01 of diluted earnings per share, for the fiscal year ended March 30, 2007 and $1.1 million, net of tax, or approximately $0.02 of diluted earnings per share, for the fiscal year ended March 31, 2006. Although the Company believes its judgments, estimates and/or assumptions related to the estimated useful lives of its computer hardware and software are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect the Company’s financial results.

Computer hardware and software represented approximately $136.4 million and $120.5 million of the Company’s net property, plant, and equipment balance at March 28, 2008 and March 30, 2007, respectively. Depreciation expense on computer hardware and software equaled $13.6 million, $12.2 million, and $4.8 million for the years ended March 28, 2008, March 30, 2007, and March 31, 2006, respectively. As of March 28, 2008, the average useful life of the Company’s hardware and software was 6.3 years. If the average useful life of hardware and software were adjusted by 6 months, depreciation expense at March 28, 2008 would be impacted by approximately $1.6 million.

Legal Contingencies

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, if information prior to the issuance of the financial statements indicates it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss can be estimated, an accrual for a loss contingency is established. If no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility a loss or an additional loss may have been incurred. Management considers the estimates used in determining the Company’s exposure for legal contingencies as critical accounting estimates as management must use a high degree of judgment to determine the probability and amount of loss associated with each proceeding and any change in the estimate could result in a material impact on net income.

During fiscal year 2008, the Company’s Florida distribution operations were inspected by the Florida Department of Health for compliance with recently enacted state drug pedigree legislation. Based on the results of these inspections, the Company incurred and recorded approximately $6.3 million relating to costs and fees, including potential loss of inventory, additional operating costs, legal costs and costs to modify and transition the Company’s compliance system and processes. During the fourth quarter of fiscal year 2008, the Company reached an agreement with the Florida Department of Health regarding the interpretation of the Pedigree legislation. During fiscal year 2008, the Company’s accruals for estimated costs and fees, inventory loss and related expenses associated with the agreement to resolve issues with the State of Florida were adequate.

Management does not believe the outstanding legal proceedings at March 28, 2008, will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions related to the anticipated or actual outcome of any outstanding legal proceedings.

Valuation of Intangible Assets, Other Long-lived Assets, and Goodwill

Acquisitions

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in the valuation of acquired intangible assets include, but are not limited to: (i) expected future cash flows from existing customer contracts and relationships; (ii) assumptions relating to the impact of noncompete agreements on business operations; (iii) assumptions related to the impact on the timing of expected future cash flows; (iv) retention of customers and key business leaders; and (v) the risk inherent in investing in intangible assets. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumption, estimates, or other actual results. For these reasons, management believes that the estimates used in determining the fair value of asset acquired through an acquisition are critical accounting estimates.

During the previous three fiscal years, the Company has made acquisitions for a total purchase price of $64.9 million. During fiscal year 2008, the Physician Business acquired 100% of the outstanding stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. Net assets acquired were valued at $13.6 million based on management’s estimates of fair value. Adjustments to the valuation of acquired assets and liabilities subsequent to the date of purchase based on changes in management’s original estimates were immaterial.

Impairment

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and indefinite-lived intangible assets are not amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at each reporting unit annually on the last day of each fiscal year.

The impairment and disposal of long-lived assets is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. In conducting the impairment analysis, the Company determines the fair value of its reporting units using valuation techniques which may include a discounted cash flow analysis requiring management to make certain assumptions regarding estimated future cash flows, revenues, earnings, and other factors, including discount rates, to determine the fair value of these respective assets. The application of different assumptions about such matters as estimated future cash flows or discount rates, or the testing for impairment at a different level of the organization or on a different organization structure, could produce materially different results. For these reasons, management believes the estimates used in evaluating the Company’s goodwill, indefinite-lived intangible assets, and long-lived assets are critical accounting estimates. As of March 28, 2008, March 30, 2007, and March 31, 2006, the Company’s intangible asset, other long –lived asset, and goodwill balances totaled $227.7 million, $225.8 million, and $227.5 million. Based on management’s review, goodwill, intangible assets, and other long-lived assets were not impaired during fiscal years March 28, 2008, March 30, 2007, and March 31, 2006 and management does not believe there were any circumstances which indicated the carrying value of an asset might not be recoverable during fiscal year 2008. Additionally, a hypothetical 5% swing in the discount rate utilized in the Company’s discounted cash flow analysis would not have indicated impairment for any of the Company’s reporting units.

Long-Term Incentive Compensation

Equity Incentive Plans

As of March 28, 2008, the Company had grants of incentive stock options, nonqualified stock options, time-based restricted stock and performance-based restricted stock outstanding under the equity incentive plans. During fiscal year 2005, the Company accelerated the vesting of its incentive and nonqualified stock options. There have been no issuances of stock options since the acceleration.

During the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R) applying the modified prospective method. This Statement requires all equity-based payments to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Equity-based compensation expense for time-based and performance-based restricted stock is recognized for the portion of the awards that is ultimately expected to vest on a straight-line basis over the requisite service period. Estimates are required to determine the number of share-based awards which will ultimately vest, and, in the case of performance-based restricted stock, estimates of the Company’s earnings per share goals. Changes in the estimated forfeiture rate, differences between actual and estimated forfeitures when an award vests or changes in estimates regarding the Company’s performance can have material effects on share-based compensation expense. For this reason, management has determined that the estimates used to determine equity-based compensation expense are critical accounting estimates.

When estimating forfeitures, the Company considers termination behaviors as well as trends of actual equity-based awards forfeited. Management re-assesses the estimated forfeiture rate established upon grant periodically throughout the required service period. Such estimates are revised if they differ materially from actual forfeitures. As required, forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. Actual forfeitures in the future reporting periods could be materially higher or lower than management’s current estimates, which could have a material impact on equity-based compensation expense recognized in future years.

When estimating the Company’s earnings per share goals for performance-based restricted stock, the Company reviews historical performance, internal plans, and other performance metrics. These performance goals are re-assessed throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment and may have an impact on the vesting of an award, as with the Company’s Performance Accelerated Restricted Stock which, under the terms of the grant, will vest in either three years or five years, or on the total number of shares ultimately awarded, as with the Company’s Performance Shares. If actual performance is materially higher or lower than management’s current estimates, it could have a material impact on equity-based compensation expense recognized in future years.

Total compensation expense for restricted stock grants during the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, was $3.4 million, $1.7 million, and $1.2 million, respectively. Current forfeiture rates average 1.0% per quarter, with actual rates ranging from 0.1% to 2.0% per quarter over the previous 3 fiscal years. If management would have used the high and low end of this range in fiscal year 2008 for all equity-based grants, equity-based compensation expense, included in general and administrative expenses, would have been $2.9 million and $3.8, respectively. Holding forfeiture rates static, if management had estimated the Company’s future performance at a range below or above management’s current estimate, equity-based compensation expense would have been $3.2 million and $4.6 million, respectively, during the fiscal year ended March 28, 2008. See Footnote 12, Shareholders’ Equity, for additional information.

Cash-based incentive plans

The Company maintains a cash-based long-term incentive plan, the Shareholder Value Plan (“SVP”) for the certain Company executives. The SVP provides incentive to enhance shareholder value through the achievement of earnings per share goals outlined in the Company’s three-year strategic plan. The performance period under the current SVP was the 36-month period from April 2, 2005 to March 28, 2008. The Company expects to enter into new long-term cash-based incentive plans based on performance during fiscal year 2009.

Estimates are required to determine the Company’s expected future performance and cumulative earnings per share at the end of the three- year performance period. Changes in estimates regarding the Company’s performance can have a material effect on cash-based incentive compensation expense. For this reason, management has determined that the estimates used to determine the amounts accrued for cash-based compensation expense are critical accounting estimates.

When estimating the Company’s earnings per share goals for the SVP, the Company reviews historical performance, internal plans, and other performance metrics. These performance goals are re-assessed throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment. Actual performance could be materially higher or lower than management’s estimates, which could have a material impact on cash-based compensation expense recognized in future years.

The Company’s three year performance period for the current SVP ended on March 28, 2008, with an estimate payment of $4.5 million. The Company accrued $4.5 million and $5.0 million within Accrued expenses on the Consolidated Balance Sheets as of March 28, 2008 and March 30, 2007, respectively. The Company expects payment during the first quarter of fiscal year 2009.

Self Insurance Accruals

The company is self-insured for employee healthcare, which includes medical and dental costs; however, the Company maintains insurance for individual losses exceeding certain limits. The Company estimates its liabilities for healthcare costs using current and historical claims data. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then the Company may be required to record additional expense or reductions to expense that could be material to the company’s financial condition and results of operations. For these reasons, the Company has determined that its self insurance accrual is a critical accounting estimate.

The Company had recorded liabilities totaling $1.6 million for estimated costs related to outstanding claims at March 28, 2008 and March 30, 2007. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis and current payment trends. The Company records an estimate for the claims incurred but not reported using an estimated lag period. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on pre-tax earnings would be $0.5 million. If the amount of claims, medical or dental costs increase beyond what was estimated, the reserve might not be sufficient and additional expense could be required. However, the Company believes the liabilities recorded are adequate based upon current facts and circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

During April 2008, the FASB issued Action Alert No. 08-14 in reference to FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.)” The FSP requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. The requirements for separate accounting are to be applied retrospectively to previously issued convertible instruments as well as prospectively to newly issued instruments. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that this FSP will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently assessing the effect that adopting SFAS 141(R) and Statement No. 160 will have on its financial position, results of operations and cash flows.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The statement permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of

FASB Statement No. 157 (“FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS 157 in the first quarter of fiscal year 2009, except for those items addressed in FSP 157-2, which will be adopted in the first quarter of fiscal year 2010. The Company has not yet determined the effect, if any, the adoption of SFAS 157 and FSP 157-2 will have on its financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.    The Company’s objective in managing market risk exposures is to identify and limit the potential impact of changes in interest rates, commodity availability, and access of capital on earnings and cash flow. The following assessment of the Company’s market risk does not include uncertainties that are either nonfinancial or nonquantifiable, such as political uncertainty, economic uncertainty, impact of future tax legislation, and credit risks.

Interest Rate Risk.    The Company’s primary interest rate exposure relates to cash and cash equivalents and fixed and variable rate debt. During fiscal year 2008, the Company’s debt obligations consisted of (i) $150 million convertible senior notes with a fixed rate of 2.25% and (ii) variable rate borrowings under the revolving line of credit, which bear interest at the bank’s prime rate plus an applicable margin based on a fixed charge coverage ratio, or at LIBOR plus an applicable margin based on a fixed charge coverage ratio. Fixed charge coverage is determined by the ratio of Earnings before Interest, Tax, Depreciation and Amortization to the sum of fixed charges, including but not limited to, Interest Expense, Capital Expenditures, payment of debt principal, and cash paid for taxes.

Changes in interest rates affect interest payments under the Company’s variable rate revolving line of credit agreement. The Company periodically enters into interest rate swap agreements to hedge the variable interest rate of its revolving line of credit. During fiscal year 2008, the Company entered into an interest rate swap agreement with a notional value of $50 million (“2008 Swap”). Under the terms of the 2008 Swap, the Company makes payments based on the fixed rate and will receive interest payments based on 1-month LIBOR which effectively fixes the notional amount covered by the swap at a borrowing rate of 2.70% plus a credit spread. During fiscal year 2006, the Company maintained an interest rate swap agreement with a notional value of $25 million that matured on March 28, 2006 (“2004 Swap”). During the period outstanding, the 2004 Swap effectively fixed the notional amount covered by the swap at a borrowing rate of 2.195% plus a credit spread.

The changes in market value of these financial instruments are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

As of March 28, 2008, the 2008 Swap carries a notional principal amount of $50 million and effectively fixes the interest rate on a portion of the revolving line of credit to 2.70%, prior to applying the applicable margin discussed above. The 2008 Swap agreement expires on February 19, 2010 and settles monthly until expiration. During the fiscal year ended March 28, 2008, the Company recorded an unrealized loss, net of tax, of approximately $0.2 million for the estimated fair value of the 2008 Swap agreement in accumulated other comprehensive income in the accompanying consolidated balance sheet.

Changes in interest rates also affect rates of return on the Company’s cash equivalents and short-term investments, which generally consist of money market accounts.

During fiscal year 2008, the Company had average daily variable rate borrowings under its line of credit of $31.9 million. A hypothetical 1% increase/decrease in prevailing interest rates at March 28, 2008, would result in a corresponding decrease/increase in interest expense of approximately $0.3 million.

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

Commodity Risk.    The Company’s primary commodity exposures relate to fluctuations in the price of gasoline and diesel fuel and the procurement of certain medical supplies in which the product cost is dependent upon the price of raw materials.

The Company’s direct fuel exposure relates to fluctuations in fuel costs that affect the Company-leased delivery fleet or third-party delivery charges. Significant increases in the cost of gasoline and diesel fuel have impacted, and may continue to impact, the Company’s gross margin, cost to deliver, and the operating costs of third part transportation providers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. The Company implemented a fuel surcharge to its customers during fiscal year 2006 to pass on a portion of the increased cost of gasoline and diesel fuel. There can be no assurance that the Company will be able to fully pass along further significant increases in fuel costs to its customers due to the competitive nature of the medical supply distribution industry.

From March 2006 to March 2008, the U.S. National average for unleaded gasoline increased from $2.43 to $3.24, a cumulative annual growth rate of 15%. During the same period, the U.S. National average for diesel fuel increased from $2.56/gallon to $3.88/gallon, a cumulative annual growth rate of 23%. With respect to the Company’s direct fuel purchases, a hypothetical 10% increase/decrease in diesel and unleaded fuel costs during fiscal 2008 would have resulted in a corresponding decrease/increase in fuel expense of approximately $0.6 million.

The Company purchases latex and vinyl gloves in which the pricing of the gloves is based on the price of latex as traded on the Malaysian Rubber Exchange and the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. Latex, PVC, and DOP in their raw form are only one of many components used on the manufacture of gloves. However, based on estimates of component mix, a hypothetical 1% increase/decrease in latex costs during fiscal 2008 would have resulted in a corresponding decrease/increase in the cost of latex gloves of approximately $0.1 million. In addition, a hypothetical 1% increase/decrease in PVC and DOP costs during fiscal 2008 would have resulted in a corresponding decrease/increase in the cost of vinyl gloves of approximately $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries (the Company) as of March 28, 2008 and March 30, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended March 28, 2008. In connection with our audits of the consolidated financial statements, we also audited the financial statement Schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended March 28, 2008. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of March 28, 2008 and March 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective April 1, 2006 and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective March 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

May 23, 2008

Jacksonville, Florida

Certified Public Accountants

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 28, 2008 AND MARCH 30, 2007

(Dollars in Thousands, Except Share Data)

ASSETS
	2008	2007
Current Assets:
Cash and cash equivalents	$21,122	$46,658
Accounts receivable, net	237,248	222,776
Inventories	190,846	174,130
Deferred tax assets, net	10,488	8,776
Prepaid expenses and other	48,744	34,434

Total current assets	508,448	486,774

Property and equipment, net	90,680	88,627
Other Assets:
Goodwill	110,679	107,366
Intangibles, net	26,305	29,758
Other	78,713	62,450

Total assets	$814,825	$774,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,930	$131,330
Accrued expenses	46,056	37,224
Revolving line of credit and current portion of long-term debt	70,987	2,238
Other	11,969	11,440

Total current liabilities	264,942	182,232
Long-term debt, excluding current portion	150,725	150,675
Other noncurrent liabilities	64,130	61,207

Total liabilities	479,797	394,114

Commitments and contingencies (Notes 2, 4, 10, 11, 12, 13, 14 and 16)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 61,847,679 and 67,179,475 shares issued and outstanding at March 28, 2008 and March 30, 2007, respectively	609	668
Additional paid in capital	195,657	300,014
Retained earnings	136,718	80,179
Accumulated other comprehensive income	2,044	—

Total shareholders’ equity	335,028	380,861

Total liabilities and shareholders’ equity	$814,825	$774,975

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 28, 2008, MARCH 30, 2007, AND MARCH 31, 2006

(In Thousands, Except Per Share Data)

	2008	2007	2006
Net sales	$1,855,791	$1,741,639	$1,619,417
Cost of goods sold	1,314,119	1,241,629	1,152,092

Gross profit	541,672	500,010	467,325
General and administrative expenses	323,973	300,700	287,308
Selling expenses	125,296	116,823	107,608

Income from operations	92,403	82,487	72,409

Other (expense) income:
Interest expense	(6,773)	(5,346)	(5,884)
Interest and investment income	691	1,194	423
Other income, net	7,284	2,006	3,146

Other income (expense)	1,202	(2,146)	(2,315)

Income before provision for income taxes	93,605	80,341	70,094
Provision for income taxes	36,830	29,860	25,837

Net income	$56,775	$50,481	$44,257

Basic earnings per common share	$0.88	$0.75	$0.67

Diluted earnings per common share	$0.86	$0.73	$0.66

Weighted average common shares outstanding, Basic	64,703	67,219	65,643
Weighted average common shares outstanding, Diluted	66,184	69,325	66,887

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 28, 2008, MARCH 30, 2007, AND MARCH 31, 2006

(In Thousands, Except Share Data)

	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balance at April 1, 2005	64,961,682	$649	$290,497	$(14,559)	$231	$276,818
Net income	—	—	—	44,257	—	44,257
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	(231)	(231)

Total comprehensive income						44,026

Exercise of stock options and related income tax benefit	2,373,358	24	26,566	—	—	26,590
Issuance of restricted stock, net of forfeitures	127,430	1	(192)	—	—	(191)
Vesting of restricted stock and related income tax benefit	—	—	1,135	—	—	1,135
Employee benefits and other	14,212	—	435	—	—	435

Balance at March 31, 2006	67,476,682	674	318,441	29,698	—	348,813
Net income	—	—	—	50,481	—	50,481
Repurchases and retirement of common stock	(2,126,728)	(21)	(42,878)	—	—	(42,899)
Exercise of stock options and related income tax benefit	1,597,668	16	22,214	—	—	22,230
Issuance of restricted stock, net of forfeitures	(277,991)	(2)	2	—	—	—
Vesting of restricted stock and related income tax benefit	95,563	1	2,001	—	—	2,002
Employee benefits and other	9,487	—	234	—	—	234

Balance at March 30, 2007, as reported	66,774,681	668	300,014	80,179	—	380,861
FIN 48 Adjustment	—	—	—	(236)	—	(236)

Balance at March 30, 2007, as adjusted	66,774,681	668	300,014	79,943	—	380,625
Net income	—	—	—	56,775	—	56,775
Unrealized holding gains on available-for-sale investments, net of taxes	—	—	—	—	5,125	5,125
Reclassification adjustment for gains on available-for-sale investments included in net income	—	—	—	—	(2,879)	(2,879)
Unrealized loss on interest rate swap, net of income tax benefit	—	—	—	—	(202)	(202)

Total comprehensive income						58,819

Repurchases and retirement of common stock	(6,363,828)	(63)	(112,464)	—	—	(112,527)
Exercise of stock options and related income tax benefit	320,860	3	3,975	—	—	3,978
Vesting of restricted stock and related income tax benefit	141,208	1	3,681	—	—	3,682
Employee benefits and other	21,705	—	451	—	—	451

Balance at March 28, 2008	60,894,626	$609	$195,657	$136,718	$2,044	$335,028

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 28, 2008, MARCH 30, 2007, AND MARCH 31, 2006

(Dollars in Thousands)

	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$56,775	$50,481	$44,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	6,602	(1,661)	24,743
Depreciation	18,706	16,750	13,932
Amortization of intangible assets	5,586	5,908	6,298
Provision for doubtful accounts	3,787	4,533	5,642
Noncash compensation expense	3,893	5,086	1,648
Amortization of debt issuance costs	1,417	1,434	1,473
Provision for deferred compensation	9	2,021	946
Loss on sales of property and equipment	113	191	296
Gain on sale of available for sale securities	(4,637)	—	—
Reversal of provision for notes receivable	—	—	(3,233)
Other	—	—	(2,733)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(15,164)	(18,142)	4,235
Inventories	(14,548)	(672)	(35,382)
Prepaid expenses and other current assets	5,714	1,664	(13,757)
Other assets	(11,056)	(3,490)	(11,428)
Accounts payable	286	(9,822)	25,826
Accrued expenses and other liabilities	12,362	9,260	5,207

Net cash provided by operating activities	69,845	63,541	67,970

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired of $285, $0, and $259, respectively	(15,245)	(2,869)	(37,595)
Payments for investment in available for sale securities	(24,064)	—	—
Capital expenditures	(19,263)	(17,266)	(17,007)
Payments for non-solicitation agreements	(65)	(1,060)	(3,330)
Payments for signing bonuses	(58)	(127)	(210)
Payments for non-competition agreements	(28)	—	(245)
Proceeds from note receivable	2,737	—	—
Proceeds from sales of property and equipment	51	34	35
Other	—	—	2,051

Net cash used in investing activities	(55,935)	(21,288)	(56,301)

Cash Flows From Financing Activities:
Net proceeds (repayments) under the revolving line of credit	70,000	—	(25,000)
Proceeds from borrowings	—	1,500	—
Payment of debt issuance costs	(206)	—	(520)
Proceeds from exercise of stock options	2,796	16,963	20,302
Excess tax benefits from share-based compensation arrangements	1,404	5,599	—
Payments under capital lease obligations	(913)	(625)	(347)
Repurchases of common stock	(112,527)	(42,899)	—
Other	—	—	(125)

Net cash used in financing activities	(39,446)	(19,462)	(5,690)

Net (decrease) increase in cash and cash equivalents	(25,536)	22,791	5,979
Cash and cash equivalents, beginning of period	46,658	23,867	17,888

Cash and cash equivalents, end of period	$21,122	$46,658	$23,867

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 28, 2008, MARCH 30, 2007, AND MARCH 31, 2006

(Dollars and Shares in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.	NATURE OF OPERATIONS

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation which began operations in 1983, is a national distributor of medical products, equipment, and pharmaceutical related products to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, and home health care providers through 39 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, and pharmaceutical related products to primary care office-based physicians in the U.S. The Physician Business currently operates 27 full-service distribution centers, 33 break-freight locations, and 2 redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. division, is a national distributor of medical supplies and related products to the long-term and elder care industry in the U.S. In addition, the Elder Care Business provides Medicare Part B reimbursable products and billing services, either on a fee-for-service or a full-assignment basis. The Elder Care Business currently operates 12 full-service distribution centers, 7 break-freight locations, 5 ancillary service centers, and 2 redistribution facilities serving independent, regional, and national skilled nursing facilities, assisted living centers, and home health care providers in all 50 states.

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

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2008, 2007, and 2006 each consisted of 52 weeks. During fiscal year 2008, the Company changed the method by which it determines the date on which a fiscal year end will fall from calendar days to business days. This change in methodology did not have an impact on the year end date for fiscal year 2008. The Company does not expect this change to have a material impact on its financial position, results of operations and cash flows in future years.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventories, property and equipment, goodwill, and intangibles; allowances for doubtful accounts receivables, and vendor rebate receivables; valuation allowances for deferred income taxes; liabilities for loss contingencies; stock-based compensation expense, and valuations associated with business combinations. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s 2.25% convertible senior notes at March 28, 2008 and March 30, 2007 was $150,000 and the fair value, which is estimated using quoted market prices, was approximately $164,700 and $193,900, respectively.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits with financial institutions and highly liquid investment grade instruments having maturities of three months or less at the date of purchase. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

Trade accounts receivable consist of amounts owed to the Company and are stated at cost, which approximates fair value due to the short-term nature of the asset. The Company’s outstanding accounts receivable are exposed to credit risk and valuation allowances are established for estimated losses resulting from non-collection of outstanding amounts due from customers. The valuation allowances include specific amounts for those accounts that are deemed likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but that may later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection results, current economic trends, credit-worthiness of customers, and changes in customer payment terms. Cash flows related to changes in accounts receivable balances are classified as operating activities within the Consolidated Statements of Cash Flows.

The Physician Business’ trade accounts receivable consist of many individual accounts; none of which are individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $3,323 and $2,662 at March 28, 2008 and March 30, 2007, respectively. During fiscal years 2008, 2007, and 2006, bad debt expense was less than 1% of net sales.

The Elder Care Business’ trade accounts receivable have a number of large, national chain customer accounts that are significant to its business. Approximately 15%, 16%, and 19%, of the Elder Care Business’ net sales for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, respectively, represent sales to its largest five customers. As of March 28, 2008 and March 30, 2007, the outstanding accounts receivable balances of these customers represented approximately 9% and 11% of accounts receivable, net of allowance for doubtful accounts, respectively. The Elder Care Business had allowances for doubtful accounts of approximately $3,688 and $6,024 at March 28, 2008 and March 30, 2007, respectively. During fiscal years 2008, 2007, and 2006, bad debt expense was less than 1% of net sales.

Over the past three years, the Company’s allowance for doubtful accounts has represented 2% of the Physician Business’ gross accounts receivable balance, and 5% to 9% of the Elder Care business’ gross accounts receivable balance.

Inventories

Inventories consist of medical products, medical equipment, and other related products and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is defined as net realizable value. The net realizable value of excess and slow moving inventory is determined using judgment as to when inventory will be sold and the quantities and prices at which inventory will be sold in the normal course of business. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of each full-service distribution center’s inventory on-hand. Cash flows related to changes in inventory are classified as operating activities within the Consolidated Statements of Cash Flows.

As part of the Company’s periodic review of the carrying amount of inventory during fiscal year 2007, management determined that a write-down of $7,027, net of recoveries, was required for excess influenza vaccine inventory resulting from the cancellation of customer orders due to an oversupply of the product in the market, and a mild influenza season. In addition to these factors, management based its decision on the likelihood of locating alternate markets for the product and the viability of the product based on its limited life span. As a result of the write-down, cost of goods sold were increased by $7,027, net of recoveries, during the fiscal year ended March 30, 2007, or $4,364 net of tax.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the respective classes of assets.

Useful Life
Equipment	2 to 10 years
Computer hardware and software	3 to 15 years
Capitalized internal-use software costs	5 to 15 years

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

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Internal-use software costs capitalized subsequent to March 23, 2005 are amortized over the estimated useful lives of the software, ranging from 5 to 15 years. Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2008, 2007, and 2006 was $222, $262, and $606, respectively.

During fiscal year 2005, management revised the estimated useful lives of certain assets, resulting in a decrease in depreciation expense of $0.9 million, net of tax, or approximately $0.01 of diluted earnings per share, for the fiscal year ended March 28, 2008, $1.0 million, net of tax, or approximately $0.01 of diluted earnings per share, for the fiscal year ended March 30, 2007 and $1.1 million, net of tax, or approximately $0.02 of diluted earnings per share, for the fiscal year ended March 31, 2006. Although the Company believes its judgments, estimates and/or assumptions related to the estimated useful lives of its computer hardware and software are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect the Company’s financial results.

Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is reviewed for impairment annually as of the last day of the fiscal year. An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. Because the estimated fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at March 28, 2008 and March 30, 2007.

Intangibles

SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method over the following estimated useful lives.

Useful Life
Signing bonuses	1 to 5 years
Noncompetition agreements	3 to 6 years
Nonsolicitation agreements	4 to 21 years
Other intangibles	4 to 5 years
Customer relationships	7 to 20 years

Nonsolicitation Agreements

Certain sales representatives employed by the Physician and Elder Care Businesses have executed employment agreements in exchange for a cash payment (“Nonsolicitation Agreements”). These employment agreements include nonsolicitation covenants, which state that the sales representative can neither solicit nor accept business from certain of the Company’s customers for a stated period of time subsequent to the date the sales representative ceases employment with the Company. The costs associated with these Nonsolicitation Agreements are capitalized and amortized on a straight-line basis over their estimated useful lives, plus the stated nonsolicitation period. If a sales representative terminates employment prior to the end of the estimated useful life of the agreement, the remaining net book value of the asset is amortized over the stated nonsolicitation period.

During the period the sales representatives remain employed with the Company, the nonsolicitation intangible asset is evaluated for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the Company to test for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may indicate an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit generated by a sales representative below the amount that the nonsolicitation was based upon, (iii) death, or (iv) full retirement by the sales representative. In the event the carrying value of the assets were to be determined unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. There were no impairments at March 28, 2008 or March 30, 2007.

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

There were no impairments at March 28, 2008 or March 30, 2007.

Accounts Payable

Outstanding checks in excess of cash balances available for a legal right of offset are reclassified to accounts payable. Amounts reclassified to accounts payable were $22,197 and $27,600 at March 28, 2008 and March 30, 2007, respectively.

Insurance Coverage

The Company has a self-funded program for employee and dependent health insurance. This program includes an administrator, a large provider network, and stop loss reinsurance to cover individual claims in excess of $225 per person, with an additional aggregate specific deductible of $190 per person, and up to $2,000 catastrophic loss maximum per lifetime benefit per person. Claims incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in accrued expenses in the accompanying consolidated balance sheets.

The Company maintains a primary casualty insurance program for its automobile liability, employer’s liability, and general liability risks, which in general provides limits of up to $2,000, $1,000, and $2,000, respectively. In addition, the Company maintains workers compensation policies which have statutory limits that are based on state regulations. The primary program contains a deductible of $250 per occurrence for each line of coverage, subject to a primary aggregate stop loss of approximately $7,122 for the current plan year. In addition, the Company maintains an umbrella/excess liability program to cover occurrences in excess of the underlying primary limits.

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by SFAS No. 5, Accounting for Contingencies (“SFAS 5”), the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimable.

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

In the first quarter of 2007, the Company adopted FIN 48, which provided guidance on derecognition, classification and interest and penalties. In accordance with FIN 48, the Company only recognizes income tax benefits for tax positions that are more likely than not of being sustained upon examination based on the technical merits of the position. The amount of income tax benefit recognized is determined as the largest amount of benefit that has more than a 50 percent likelihood of being realized upon ultimate settlement. See Footnote 11, Income Taxes, for a further discussion.

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

Elder Care Business.  The Elder Care Business has four primary sources of revenue: the sale of consumable products to i) skilled nursing home and assisted living facilities and ii) hospice and home health care providers; iii) the sale of equipment, and iv) service fees earned for providing Medicare Part B billing services.

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

Revenue from providing Medicare Part B billing services on a full-assignment basis is recognized during the period the supplies being provided to Medicare eligible patients are consumed. Revenue is recorded at the amounts expected to be collected from Medicare, other third-party payers, and directly from customers. Revenue for Medicare reimbursement is recorded based on government-determined reimbursement prices for Medicare-covered items. Medicare reimburses 80% of the government-determined reimbursement prices for reimbursable supplies and the remaining balance is billed either to third-party payers or directly to customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Revenue from providing Medicare Part B billing services on a fee-for-service basis is recognized when billing services are rendered to the customer.

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

Vendor Rebates

The Company receives transaction-based and performance-based rebates from third party suppliers. Such rebates are classified as either (i) a reduction to cost of goods sold, (ii) a reduction of cost, or (iii) an increase to net sales in the accompanying Consolidated Statements of Operations.

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

Transaction-based and performance-based rebate contracts are negotiated periodically with vendors.

The following table summarizes the financial statement impact of transaction-based and performance-based vendor rebates recognized by the Company and each of its segments during fiscal years 2008, 2007, and 2006.

	Physician Business
(in thousands)	2008	2007	2006
Net sales	$5,664	$4,618	$3,181
Cost of goods sold	91,916	92,512	69,894
General and administrative expenses	7,864	6,930	5,568

Total	$105,444	$104,060	$78,643

	Elder Care Business
	2008	2007	2006
Cost of goods sold	89,273	85,126	80,112
General and administrative expenses	1,033	991	832

Total	$90,306	$86,117	$80,944

	Total Company
	2008	2007	2006
Net sales	$5,664	$4,618	$3,181
Cost of goods sold	181,189	177,638	150,006
General and administrative expenses	8,897	7,921	6,400

Total	$195,750	$190,177	$159,587

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $10,195, $8,716, and $7,726, for fiscal years 2008, 2007, and 2006, respectively. Shipping and handling costs incurred by the Company, which are included in general and administrative expenses, totaled approximately $98,916, $89,968, and $87,094, for fiscal years 2008, 2007, and 2006, respectively.

Derivative Financial Instruments

Derivative financial instruments are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). Under SFAS 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Other Comprehensive Income and subsequently recognized in earnings when the hedged items impact earnings, typically upon settlement. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings.

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure. During the fiscal year ended March 28, 2008, the Company entered into an interest rate swap agreement to hedge the variable interest rate of its revolving line of credit. The interest rate swap was designated as a cash flow hedge in accordance with SFAS 133. Amounts received or paid upon settlement of the interest rate swap agreement will be recorded as reductions or additions to interest expense. See Footnote 10, Debt, for additional information regarding the Company’s interest rate swap agreement.

Earnings Per Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options using the treasury stock method and the conversion of the convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006:

(in thousands)	2008	2007	2006
Denominator-Weighted average shares outstanding used in computing basic earnings per share	64,703	67,219	65,643
Assumed exercise price of stock options(a)	616	934	1,088
Assumed vesting of restricted stock	109	102	108
Assumed conversion of 2.25% convertible senior notes	756	1,070	48

Denominator-Weighted average shares outstanding used in computing diluted earnings per share	66,184	69,325	66,887

(a)	Options to purchase approximately 55, 188, and 779, shares of common stock that were outstanding during fiscal years 2008, 2007, and 2006, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock for each fiscal year.

In accordance with EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) and the Company’s stated policy to settle the principal amount of the convertible notes in cash, the Company is not required to include any shares underlying the convertible notes in its diluted weighted average shares outstanding until the average stock price per share for the period exceeds the $17.10 (conversion price for the convertible senior notes). At such time, only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) are included, which is based upon the amount by which the average stock price exceeds the conversion price. The average price of the Company’s common stock during fiscal years 2008, 2007 and 2006 exceeded the conversion price of $17.10. As such, 756, 1,070, and 48 potential common shares, respectively, were included in the calculation of diluted weighted average shares outstanding.

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

Prior to the adoption of SFAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as cash flows from financing activities. Although total cash flows are not impacted by the adoption of SFAS 123(R) and remain unchanged from what would have been reported under prior accounting standards, cash flows from operating activities were reduced by $1,404 and $5,599, and cash flows from financing activities were increased by $1,404 and $5,599 during the fiscal years ended March 28, 2008 and March 30, 2007, respectively.

Fair Value Disclosures—Prior to adopting SFAS 123(R)

Prior to fiscal year 2007, the Company accounted for equity-based awards in accordance with APB No. 25, and related interpretations. Except for costs related to restricted shares and restricted share units, compensation expense was not recognized in net income, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The fair value disclosures under SFAS 123 are not presented, as the Company accelerated the vesting of its stock options during fiscal year 2005.

Comprehensive Income

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income, such as the unrealized gain or loss on the interest rate swap and unrealized holding gain or loss on available-for-sale investments.

Marketable Securities

Equity securities are considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values are based on quoted market prices.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from earnings and credited or charged directly to a separate component of stockholders’ equity. If any unrealized losses on equity securities are deemed other-than-temporary, such unrealized losses are recognized as realized losses. Unrealized losses are deemed other-than-temporary if factors exist that cause management to believe that the value will not increase to a level sufficient to recover the Company’s cost basis. As of March 28, 2008, there were no other-than-temporary impairments related to the Company’s available for sale securities.

Recent Accounting Pronouncements

During April 2008, the FASB issued Action Alert No. 08-14 in reference to FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.)” The FSP requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. The requirements for separate accounting are to be applied retrospectively to previously issued convertible instruments as well as prospectively to newly issued instruments. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that this FSP will have on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period may impact income tax expense. Statement No. 141(R) is required to be adopted concurrently with Statement No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of Statement No. 141(R) and Statement No. 160 is required to be adopted prospectively, except for certain provisions of Statement No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of Statement No. 141(R) should be accounted for in accordance with Statement No. 141 and that accounting previously completed under Statement No. 141 should not be modified as of or after the date of adoption of Statement No. 141(R). The Company is currently assessing the effect that adopting SFAS 141(R) and Statement No. 160 will have on its financial position, results of operations and cash flows.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The statement permits entities to measure many financial instruments and certain other items at fair value. The unrealized gains or losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company will adopt SFAS 159 in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS 157 in the first quarter of fiscal year 2009, except for those items addressed in FSP 157-2, which will be adopted in the first quarter of fiscal year 2010. The Company has not yet determined the effect, if any, the adoption of SFAS 157 and FSP 157-2 will have on its financial position, results of operations and cash flows.

3.	PURCHASE BUSINESS COMBINATIONS

The following acquisitions were accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations; accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available and independent valuations. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying Consolidated Statements of Operations.

Fiscal Year 2008

On May 31, 2007, the Physician Business acquired 100% of the outstanding stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13,278 (net of cash acquired of $285). Payments totaling $13,278 were made during fiscal year 2008, of which $1,000 is held in escrow and will be released upon the satisfaction of certain sales representative retention milestones, net of any amounts payable to the Company for potential indemnity claims. These funds are classified as restricted cash within other current assets and accrued liabilities on the Consolidated Balance Sheet at March, 28, 2008. The premium paid in excess of the fair value of the net assets acquired was primarily for Activus’ tenured sales force.

Goodwill of $3,235, which includes purchase price adjustments of $296, is not deductible for tax purposes. Based on the final purchase price allocation, acquired intangible assets totaled approximately $1,912 and were assigned to customer relationships with a useful life of ten years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$285
Accounts receivable	2,836
Inventory	2,134
Other current assets	520
Property and equipment	427
Goodwill	3,235
Intangibles	1,912
Deferred tax asset	6,582
Other noncurrent assets	29

Total assets acquired	17,960
Less: Current liabilities	4,397

Net assets acquired	$13,563

Fiscal Year 2006

On September 30, 2005, the Physician Business acquired all of the outstanding common stock of Southern Anesthesia & Surgical, Inc. (“SAS”). The maximum aggregate purchase price, which was subject to certain adjustments as set forth in the purchase agreement, was approximately $32,243 (net of cash acquired). Subsequent to closing, the purchase price was reduced and a cash payment of approximately $1,568 was received from the seller based on the actual working capital of SAS at closing compared to the target working capital defined in the purchase agreement. Of the aggregate purchase price, approximately $31,170 was paid during fiscal year 2006. Payments of approximately $1,600 and $1,500 were made in fiscal years 2008 and 2007, respectively.

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

Pursuant to the terms of the Agreement, the Company acquired a minority interest in Tiger Medical on January 25, 2005 for $1,000. Under the agreement, the Company ultimately had the right to increase its ownership interest in Tiger Medical to 100% during fiscal years 2006 through 2009 if certain performance targets were achieved. The Company did not make any cash payments during fiscal years 2008, 2007 and 2006 to increase its ownership interest in Tiger Medical.

The Company’s interest in Tiger Medical is considered to be a VIE as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51. The Company is considered the primary beneficiary as Tiger Medical provides sourcing services exclusively to the Company. Therefore, the financial statements of Tiger Medical are consolidated with the Company’s financial statements. The Company is not obligated on any of the indebtedness of Tiger Medical nor is the Company obligated to fund any operating losses of Tiger Medical. The impact of consolidating the statement of operations of Tiger Medical with the Company’s statement of operations for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006 was immaterial.

5.	EQUITY INVESTMENT

On June 29, 2007, the Company made a $24,064 investment (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. At the investment date, athena was a privately held entity and the Company’s investment represented an ownership interest of approximately 5% of outstanding shares. On September 20, 2007, an initial public offering of shares of athena’s common stock was made available for sale on the NASDAQ Global Market under the symbol “ATHN.”

This investment was initially recorded at cost in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, which governs the accounting for privately held investments. As a result of the initial public offering, the Company recorded investment as “available-for-sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This investment was marked to market based on quoted market prices as of March 28, 2008. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, $2.8 million net of tax, or $0.04 per common share. This gain was determined on a specific identification method and recognized in Other income on the Consolidated Statement of Operations. Proceeds of $21.0 million were not received prior to year end and are therefore recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Payment was received subsequent to year end, during the first quarter of fiscal year 2009.

As of March 28, 2008, the aggregate fair value of the remaining investment was $11,318, recorded in Other noncurrent assets on the Consolidated Balance Sheet. During the year ended March 28, 2008, the Company recorded unrealized holding gains of $3,617, of which $2,246 was recorded in other comprehensive income and $1,371 was recorded as a deferred tax liability.

6.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2008	2007
Land	$9	$9
Computer hardware under capital leases	2,777	1,836
Office equipment under capital leases	807	510
Leasehold improvements	13,595	11,886
Equipment	28,333	26,303
Computer hardware and software	133,656	118,679

	179,177	159,223
Accumulated depreciation	(88,497)	(70,596)

Property and equipment, net	$90,680	$88,627

Depreciation expense, which includes amortization of capital leases, is included in general and administrative expenses in the accompanying consolidated statements of operations, and approximated $18,706, $16,750, and $13,932, for fiscal years 2008, 2007, and 2006, respectively.

7.	GOODWILL

The change in the carrying value of goodwill for the fiscal years ended March 28, 2008 and March 30, 2007 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total
Balance as of March 31, 2006	$27,409	$77,363	$749	$105,521
Purchase business combinations	52	—	—	52
Purchase price allocation adjustments	(182)	1,975	—	1,793

Balance as of March 30, 2007	27,279	79,338	749	107,366
Purchase business combinations	3,550	—	—	3,550
Purchase price allocation adjustments	(237)	—	—	(237)

Balance as of March 28, 2008	$30,592	$79,338	$749	$110,679

8.	INTANGIBLES, NET

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets by business segment and major asset class.

	As of
	March 28, 2008			March 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
INTANGIBLES SUBJECT TO AMORTIZATION
Customer Relationships:
Physician Business	$10,147	$(3,168)	$6,979	$8,165	$(2,346)	$5,819
Elder Care Business	13,762	(7,790)	5,972	13,762	(5,824)	7,938

	23,909	(10,958)	12,951	21,927	(8,170)	13,757

Nonsolicitation Agreements:
Physician Business	11,573	(4,638)	6,935	12,034	(3,387)	8,647
Elder Care Business	264	(139)	125	467	(249)	218

	11,837	(4,777)	7,060	12,501	(3,636)	8,865

Noncompetition Agreements:
Physician Business	717	(535)	182	1,542	(1,149)	393
Elder Care Business	640	(309)	331	1,160	(701)	459
Corporate Shared Services	52	(28)	24	24	(13)	11

	1,409	(872)	537	2,726	(1,863)	863

Signing Bonuses:
Physician Business	858	(653)	205	1,369	(957)	412
Elder Care Business	500	(403)	97	764	(456)	308

	1,358	(1,056)	302	2,133	(1,413)	720

Other Intangibles:
Elder Care Business	—	—	—	538	(493)	45
Corporate Shared Services	226	(171)	55	226	(118)	108

	226	(171)	55	764	(611)	153

Total intangible assets subject to amortization	$38,739	$(17,834)	$20,905	$40,051	$(15,693)	$24,358

INTANGIBLES NOT SUBJECT TO AMORTIZATION
Tradename:
Physician Business	$5,400	$—	$5,400	$5,400	$—	$5,400

Total unamortized intangible assets	5,400	—	5,400	5,400	—	5,400

Total intangible assets	$44,139	$(17,834)	$26,305	$45,451	$(15,693)	$29,758

Total amortization expense for intangible assets for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, was $5,586, $5,908, and $6,298, respectively.

The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2009	$4,912
2010	4,208
2011	3,300
2012	1,997
2013	1,328
Thereafter	5,160

Total	$20,905

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	March 28, 2008	March 30, 2007
Customer relationships	6.4	6.7
Nonsolicitation agreeements	7.5	7.9
Noncompetition agreements	2.2	2.9
Signing bonuses	1.3	1.7
Other intangibles	1.0	1.5

Total weighted-average period	6.6	6.8

9.	ACCRUED EXPENSES

Accrued expenses at March 28, 2008 and March 30, 2007 were as follows:

	2008	2007
Accrued payroll	$20,883	$13,611
Accrued incentive compensation costs	9,801	10,435
Other	15,372	13,178

Accrued expenses	$46,056	$37,224

10.	DEBT

Outstanding debt consists of the following, in order of priority:

	As of
	March 28, 2008	March 30, 2007
Revolving line of credit	$70,000	$—
2.25% convertible senior notes	150,000	150,000
Capital lease obligations	1,712	1,413
Other bank debt	—	1,500

Total debt	221,712	152,913
Less: Current portion of debt	70,987	2,238

Long-term debt	$150,725	$150,675

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

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended March 28, 2008; therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2009. Accordingly, at March 28, 2008, the notes are classified as Long-term debt in the Consolidated Balance Sheets. As of March 28, 2008, the fair value of the convertible senior notes was approximately $164.7 million and the value of the shares, if converted, was approximately $145.0 million.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “Credit Agreement”), which matures on September 30, 2012 and is classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus an applicable margin based on Availability, or at LIBOR plus an applicable margin based on Availability. Additionally, the Credit Agreement bears interest at a fixed rate of 0.25% for any unused portion of the facility.

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

Borrowings under the revolving line of credit are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, and the issuance of letters of credit. As of March 28, 2008, the Company had no outstanding letters of credit.

Outstanding borrowings under the revolving line of credit were $70 million as of March 28, 2008. There were no outstanding borrowings under the revolving line of credit as of March 30, 2007. After reducing Availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow up to $130 million (excluding the additional increase of $50 million) under the revolving line of credit. Outstanding borrowings during the fiscal year ended March 28, 2008 bore interest in two forms, either at the bank’s prime rate plus an applicable margin or at LIBOR plus an applicable margin. Average daily borrowings during fiscal year 2008 were $31.9 million and during fiscal year 2007 were insignificant. A hypothetical 1% increase/decrease in prevailing interest rates at March 28, 2008, would result in a corresponding decrease/increase in interest expense of approximately $0.3 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, was 5.13%, 7.60%, and 3.89%, respectively.

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

The Company further amended the Credit Agreement on January 23, 2008. This amendment (i) extended the term of the agreement to September 30, 2012, and (ii) set the determination of applicable margin level for Base Rate loans and LIBOR loans from Availability to a Fixed Charge Coverage Ratio and reduced the maximum applicable margin to 1.75%.

Changes in interest rates affect interest payments under the Company’s variable rate LOC. During fiscal year 2004, the Company entered into an interest rate swap agreement that matured on March 28, 2006. The purpose of this swap agreement was to hedge the variable interest rate of its revolving line of credit. The notional amount of the swap originally was $35 million and was reduced to $25 million on July 19, 2004. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.195%, plus an applicable margin as determined by the Credit Agreement.

During fiscal year 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement was to hedge the variable interest rate of its revolving line of credit. The notional amount of the swap is $50 million. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the Credit Agreement.

These interest rate swaps have been designated as cash flow hedges in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain

Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value were recognized in Accumulated other comprehensive income in the accompanying Consolidated balance sheets. Under the terms of the interest rate swap agreements, the Company makes monthly payments based on the fixed rate and receives interest payments based on 1-month LIBOR. The changes in market value of these financial instruments were highly correlated with changes in market value of the hedged item both at inception and over the lives of the agreements. Amounts received or paid under these interest rate swap agreements are recorded as reductions or additions to interest expense. During fiscal years 2008, 2007, and 2006, the Company recorded unrealized losses, net of related tax effects, for the estimated fair value of the swap agreements in accumulated other comprehensive income of $202, $0, and $231, respectively.

Capital Lease Obligations

The Company leases certain computer hardware and office equipment at an aggregate annual rental of approximately $1,060. The equipment is capitalized at its fair market value, which approximates the present value of the future minimum lease payments, and is amortized over the useful life of the asset. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 28, 2008.

Fiscal Year:
2009	$1,060
2010	354
2011	303
2012	115
2013	—

Total minimum lease payments	1,832
Less: amount representing interest	120

Present value of net minimum lease payments	$1,712

11.	INCOME TAXES

The provision for income taxes from continuing operations is detailed below:

	2008	2007	2006
Current tax provision:
Federal	$26,784	$28,054	$946
State	3,444	3,467	148

Total current provision	30,228	31,521	1,094

Deferred tax (benefit) provision:
Federal	5,850	(1,478)	22,021
State	752	(183)	2,722

Total deferred provision (benefit)	6,602	(1,661)	24,743

Total income tax provision	$36,830	$29,860	$25,837

Total income tax expense for the years ended March 28, 2008, March 30, 2007 and March 31, 2006 was allocated as follows:

	2008	2007	2006
Total income tax provision	$36,830	$29,860	$25,837

Other comprehensive income:
Unrealized holding gains on equity securities recognized for financial reporting purposes	1,371	—	—
Unrealized losses on interest rate swap recognized for financial reporting purposes	(123)	—	(141)

Total income tax expense (benefit) allocated to other comprehensive income	1,248	—	(141)
Benefit for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,452)	(5,599)	(6,262)
Benefit for income taxes recorded as a reduction to goodwill	—	—	(97)

Income tax expense from operations	$36,626	$24,261	$19,337

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2008	2007	2006
Income from continuing operations before provision for income taxes	$93,605	$80,341	$70,094

Tax provision at the 35% statutory rate	32,762	28,119	24,533

Increase (decrease) in taxes:
State income tax, net of Federal benefit	2,728	2,135	1,913
Nondeductible meals and entertainment	589	546	573
Nondeductible life insurance	716	(812)	(1,566)
Reversal of valuation allowance and IRS tax settlement	—	—	(312)
Other, net	35	(128)	696

Total increase in taxes	4,068	1,741	1,304

Total income tax provision	$36,830	$29,860	$25,837

Effective tax rate	39.3%	37.2%	36.9%

At March 28, 2008 and March 30, 2007, the Company recorded an income tax receivable of $1,742 and an income tax payable of $912, respectively, related to current income tax filings and Internal Revenue Service (“IRS”) audit settlements.

Deferred income taxes for fiscal years 2008 and 2007 reflect the impact of temporary differences between the financial statement and tax basis of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at March 28, 2008 and March 30, 2007 are detailed below:

	2008	2007
Deferred tax assets:
Deferred compensation	$22,470	$20,192
Net operating loss and tax credit carryforwards	7,738	2,989
Allowance for doubtful accounts and sales returns	6,591	6,176
Accrued incentive compensation	2,912	4,321
Inventory uniform cost capitalization	2,573	2,732
Inventory obsolescence	2,043	1,817
Other	1,265	128

Gross deferred tax assets	45,592	38,355

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(12,400)	(12,576)
Capitalized software development costs	(714)	(1,248)
Interest on convertible debt instrument	(13,050)	(9,402)
Excess of tax amortization over book amortization	(4,929)	(3,374)
Unrealized gain on equity investment	(1,371)	—
Other	(2,859)	(814)

Gross deferred tax liabilities	(35,323)	(27,414)

Deferred tax assets, net	$10,269	$10,941

The deferred tax accounts at March 28, 2008 and March 30, 2007 include current deferred income tax assets of $10,488 and $8,776, respectively; non-current deferred income tax assets of $0 and 2,165, respectively, included in other assets; and non-current deferred income tax liabilities of $219 and $0, respectively, included in other noncurrent liabilities.

At March 28, 2008 and March 30, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards resulting in deferred tax assets of $7,489 and $2,801, respectively. The federal NOL carryforwards result in deferred tax assets at March 28, 2008 and March 30, 2007 of $4,656 and $0, respectively, which expire in 2025 to 2028. The state NOL carryforwards result in deferred tax assets at March 28, 2008 and March 30, 2007 of $2,833 and $2,801, respectively, which expire in 2009 to 2028. The increase in deferred tax assets related to NOL carryforwards during fiscal year 2008 is due to the addition of $5,562 as a result of the Activus acquisition offset by the utilization of $874 to reduce fiscal year 2008 tax liabilities. Management expects to utilize these NOL carryforwards prior to their expiration.

Management believes it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income and, therefore, no valuation allowance has been recorded as of March 28, 2008.

During fiscal year 2008, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—and Interpretation of FAS No. 109” (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions. The adoption of FIN 48, effective April 1, 2007, resulted in a one-time decrease to stockholders equity of approximately $236.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits at April 1, 2007	$2,140
Gross Increases for tax positions of prior years	142
Gross Decreases for tax positions of prior years	(23)
Gross Increases for tax positions of current year	118
Lapse of Statute of Limitations	(222)

Unrecognized Tax Benefits at March 28, 2008	$2,155

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. As of March 28, 2008 and April 1, 2007 the Company had $93 and $49 of accrued interest related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the effective income tax rate if recognized is $1,435 as of March 28, 2008. Management does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

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

The tax years subject to examination by major tax jurisdictions include the fiscal year ended April 1, 2005 and forward by the U.S. Internal Revenue Service (“IRS”), and the fiscal year ended April 2, 2004 and forward for certain states.

On April 10, 2008, the Company received notification from the IRS that its fiscal 2006 federal income tax return has been selected for examination. See Footnote 18, Subsequent Events, for further discussion.

12.	SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 28, 2008, there were 0.4 million shares available for repurchase under existing stock repurchase programs. On April 2, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, in privately negotiated transactions, or otherwise. See Footnote 18—Subsequent Events for more information.

The following table summarizes the common stock repurchases and Board of Directors authorizations during fiscal years 2008, 2007, 2006, as well as the shares available for repurchase under the stock repurchase program at March 28, 2008, March 30, 2007, March 31, 2006, and April 1, 2005:

(in thousands)	Number of Shares
Shares available for repurchase at April 1, 2005	2,247
Shares repurchased	(14)

Shares available for repurchase at March 31, 2006	2,233
Shares authorized for repurchase	3,393
Shares repurchased	(2,127)

Shares available for repurchase at March 30, 2007	3,499
Shares authorized for repurchase	3,267
Shares repurchased	(6,363)

Shares available for repurchase at March 28, 2008	403

During fiscal year 2008, the Company repurchased approximately 6.4 million shares of common stock under this program at an average price of $17.68 per common share for approximately $112,527. During fiscal year 2007, the Company repurchased approximately 2.1 million shares of common stock under this program at an average price of $20.17 per common share for approximately $42,899.

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

On June 7, 2006, the Board of Directors approved the PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan became effective as of August 24, 2006, the date on which shareholders approved the plan. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”). Grants under the 2006 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is approximately 1,399 as of March 28, 2008.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is approximately 326 as of March 28, 2008. It is the Company’s policy to issue shares of common stock upon exercise of stock options or the grant of restricted stock from those shares reserved for issuance under the stock incentive plans.

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

Prior to fiscal year 2005, the Company primarily awarded stock options with an original term of 5 to 10 years under these equity incentive plans. On June 7, 2004, the Compensation Committee of the Board of Directors approved an amendment to all outstanding stock options granted to employees. This amendment accelerated the vesting of all unvested stock options outstanding as of April 1, 2005, which was prior to the effective date of SFAS 123(R). As such, all outstanding options under the plans became exercisable. Since the acceleration, there have been no new stock option grants, as the Company primarily uses restricted stock for equity compensation.

Outstanding stock-based awards granted under equity incentive plans are as follows:

(in thousands)	March 28, 2008	March 30, 2007	March 31, 2006
Stock options(a)	1,774	2,366	3,985
Restricted stock(b)	953	405	286
Restricted stock units(a)	99	—	—
Deferred stock units(a)	9	9	6

Total outstanding stock based awards	2,835	2,780	4,277

(a)	Amounts are excluded from shares of common stock issued and outstanding.
(b)	Amounts as of March 28, 2008 and March 30, 2007 are included in shares of common stock issued and outstanding on the face of the balance sheet and in calculating weighted average shares outstanding, but are not considered outstanding for accounting purposes under SFAS 123(R) until restrictions lapse.

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

Prior to the adoption of SFAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), excess tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as cash flows from financing activities. Although total cash flows are not impacted by the adoption of SFAS 123(R) and remain unchanged from what would have been reported under prior accounting standards, cash flows from operating activities were reduced by $1,404 and $5,599, and cash flows from financing activities were increased by $1,404 and $5,599 during the fiscal years ended March 28, 2008 and March 30, 2007, respectively.

Stock Option Awards

The following table summarizes the number of common shares to be issued upon exercise of outstanding options and the number of common shares remaining available for future issuance under the existing stock incentive plans at March 28, 2008:

(in thousands)	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
1999 Long Term Incentive Plan(a)	1,086	—
1994 Long Term Stock Plan(a)	183	—
Amended and Restated Directors’ Stock Plan(a)	202	—
1997 Gulf South Medical Supply Plan(a)	9	—
PSS World Medical, Inc. 2006 Incentive Plan(b)	—	1,399
2004 Non-Employee Directors Compensation Plan(c)	—	326

	1,480	1,725
Equity compensation plan not approved by shareholders:
1999 Broad Based Employee Stock Plan(a)	294	—

Total	1,774	1,725

(a)	These plans are terminated; however, options remain outstanding at March 28, 2008 which are exercisable.
(b)	This plan superceded the 1999 Long Term Incentive Plan and the 1999 Broad Based Employee Stock Plan and was approved by shareholders on August 24, 2006.
(c)	This plan superceded the Amended and Restated Directors’ Stock Plan and was approved by shareholders during fiscal year 2005.

The following table summarizes the stock option activity during the period from April 1, 2005 to March 28, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance, April 1, 2005	6,666	$9.97
Vested	(2,373)	$8.55
Expired	(308)	$15.07

Balance, March 31, 2006	3,985	$10.42	3.1	$36,100
Vested	(1,598)	$10.62
Expired	(21)	$8.90

Balance, March 30, 2007	2,366	$10.30	2.8	$25,962
Vested	(321)	$8.72
Expired	(271)	$20.69

Balance, March 28, 2008(a)	1,774	$9.00	2.3	$13,729

(a)	This balance represents stock options that are both outstanding and exerciseable since the vesting of unvested stock options outstanding as of April 1, 2005 was accelerated on June 7, 2004.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $16.53 on the last trading day of the Company’s fiscal year end and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on March 28, 2008. This amount changes over time based on changes in the fair market value of the Company’s stock.

The total intrinsic value of stock options exercised during fiscal years March 28, 2008 and March 30, 2007 was $3,118 and $14,619, respectively. Cash received from stock option exercises during the fiscal year ended March 28, 2008 and March 30, 2007 was approximately $2,796 and $16,963, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled approximately $1,182 and $5,266 during the fiscal years ended March 28, 2008 and March 30, 2007, respectively.

Restricted Stock Awards

The Company issues (i) restricted stock which vests based on the recipient’s continued service over time (“Time-Based Awards”) and (ii) restricted stock or restricted stock units which vest based on the Company achieving specified performance measurements (“Performance-Based Awards”).

Time-Based Awards

The Company measures the fair value of Time-Based Awards on the date of grant based on the closing stock price. The related compensation expense is recognized on a straight-line basis over the vesting period, net of estimated forfeitures.

Performance-Based Awards

During fiscal year 2008, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock (“PARS”) to the Company’s top six officers and awards of PARS to the Company’s remaining officers. These awards were granted under the Company’s 2006 Incentive Plan.

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

The PARS awards, totaling 610,166 shares, will vest on the five-year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards’ vesting period of five years based on the Company’s estimate of its cumulative earnings per share growth rate. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

As of March 28, 2008, there was $13,300 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 4.8 years.

The following table summarizes the activity of restricted stock and restricted stock units during the period from April 1, 2005 to March 28, 2008:

	Performance-Based Awards				Time-Based Awards
	Performance Shares		PARS		Shares	Weighted Average Grant Date Fair Value
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2005	—	—	—	—	208	$10.50
Granted	—	—	—	—	155	$14.55
Vested	—	—	—	—	(64)	$10.59
Forfeited	—	—	—	—	(13)	$11.88

Balance, March 31, 2006	—	—	—	—	286	$12.62
Granted	—	—	—	—	237	$19.73
Vested	—	—	—	—	(103)	$11.73
Forfeited	—	—	—	—	(15)	$14.01

Balance, March 30, 2007	—	—	—	—	405	$16.96
Granted	99	$18.52	610	$18.49	804	$16.18
Vested	—	—	—	—	(141)	$15.10
Forfeited	—	—	—	—	(16)	$17.68

Balance, March 28, 2008	99	$18.52	610	$18.49	1,052	$16.64

Total compensation expense for restricted stock grants during the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, was $3,412, $1,744, and $1,161, respectively, with related income tax benefits of $1,271, $661, and $440, respectively. The total fair value of shares vested during the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, was $2,589, $2,023, and $871, respectively.

Scheduled vesting for outstanding restricted stock is as follows:

Number of Shares
Fiscal Year:
2009	151
2010	172
2011	85
2012	18
2013 and thereafter	626

Total	1,052

The estimated compensation expense for the next five fiscal years for all outstanding restricted stock grants is expected to be recognized over a weighted average period of 4.8 years and is as follows:

Fiscal Year:
2009	$3,939
2010	3,646
2011	2,589
2012	2,078
2013 and thereafter	1,048

Total	$13,300

13.	EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of mutual funds or to acquire an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 50% of the employee deferrals up to 6% of their compensation or (ii) $1,200. This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006, the Company contributed approximately $1,756, $1,626, and $1,516, respectively, to the Plan under this matching arrangement. The Plan owned approximately 1.7 million, 1.8 million, and 2.0 million shares of the Company’s common stock at March 28, 2008, March 30, 2007, and March 31, 2006, respectively.

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

Upon i) retirement or termination from the Company and ii) at age 60, or at age 55 with ten years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is less than $25. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant’s vested balance will be distributed in five equal installments or in a lump-sum payment if the vested account balance is less than $25. In the event of a change in control, if the successor terminates the plan, all participants become 100% vested in their accounts, including the Company’s matching contributions, discretionary Company contributions, and allocated return thereon. The Company has purchased corporate-owned, life insurance policies for certain participants in the Program to fund the future payments related to the deferred compensation liability.

During fiscal years 2008, 2007, and 2006, the Company matched approximately $1,967, $1,728, and $2,417, respectively, of employee deferrals. The cash surrender value of the corporate-owned, life insurance policies, which is recorded in Other assets in the accompanying Consolidated Balance Sheets, was approximately $61,246 and $54,333, at March 28, 2008 and March 30, 2007, respectively. In addition, the deferred compensation liability, which is recorded in Other noncurrent liabilities in the accompanying Consolidated Balance Sheets, was approximately $57,863 and $52,762, at March 28, 2008 and March 30, 2007, respectively.

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

Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2003, the Compensation Committee of the Board of Directors approved a cash-based performance award program under the 1999 Long-Term Incentive Plan, known as the Shareholder Value Plan (“SVP”). The SVP provides incentive to certain executives to enhance shareholder value through the achievement of earnings per share goals outlined in the Company’s three-year strategic plan. The first performance period under the SVP was the 30-month period from October 1, 2002 to March 31, 2005. The pay-out for the first performance period was approximately $8,451, which was accrued as of April 1, 2005 and paid in cash during the first quarter of fiscal year 2006.

During fiscal year 2006, the Compensation Committee approved the 2006 Shareholder Value Plan (“2006 SVP”). The performance period under the 2006 SVP is the 36-month period from April 2, 2005 to March 28, 2008. Target awards under the 2006 SVP are calculated as three times the participant’s base salary times an award factor ranging from 15% to 55% in effect at the inception of the performance period for all officer levels and performance goals are based on planned cumulative earnings per share. Participants have the opportunity to earn from 50% to 150% of their target award, based on planned cumulative earnings per share. The planned cumulative earnings per share measured for performance under the plan includes the after-tax effect of the compensation costs related to the 2006 SVP. The Company accrued approximately $4,572 and $5,000 of compensation cost as of March 28, 2008 and March 30, 2007, respectively. The Company expects to payout the 2006 SVP awards during the first quarter of fiscal year 2009.

Long-Term Equity-Based Incentive Plans

The Company has equity incentive plans for the benefit of certain officers, directors, and employees. The Compensation Committee of the Board of Directors has discretion to make grants under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash. See Footnote 12, Shareholders’ Equity, for further discussion related to the Company’s equity-based incentive programs.

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

Rent expense, including common area maintenance, for operating leases approximated $26,166, $24,499, and $22,559, for fiscal years 2008, 2007, and 2006, respectively. As of March 28, 2008, future minimum payments, including estimated common area maintenance, by fiscal year and in the aggregate, required under non-cancelable operating leases are as follows:

Fiscal Year:
2009	$21,686
2010	17,624
2011	13,345
2012	10,163
2013	5,418
Thereafter	4,765

Total	$73,001

15.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately because of different customers and products. See Footnote 1, Nature of Operations, for descriptive information about the Company’s operating segments. The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on (i) an internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow. The following tables present financial information about the Company’s business segments:

	2008	2007	2006
NET SALES:
Physician Business	$1,308,685	$1,227,520	$1,086,820
Elder Care Business	547,106	514,119	532,597

Total net sales	$1,855,791	$1,741,639	$1,619,417

	2008	2007	2006
NET SALES BY PRODUCT TYPE:
Consumable products	$1,352,797	$1,247,541	$1,196,190
Pharmaceutical products	307,824	302,892	231,119
Equipment	166,316	165,659	170,961
Billing services	13,041	12,215	10,240
Customer freight charges	10,149	8,714	7,726
Vendor incentive income	5,664	4,618	3,181

Total net sales	$1,855,791	$1,741,639	$1,619,417

INCOME FROM OPERATIONS:
Physician Business	$92,965	$84,112	$75,394
Elder Care Business	25,216	21,640	15,891
Corporate Shared Services	(25,778)	(23,265)	(18,876)

Total income from operations	$92,403	$82,487	$72,409

DEPRECIATION:
Physician Business	$8,131	$7,847	$7,458
Elder Care Business	4,557	4,036	2,446
Corporate Shared Services	6,018	4,867	4,028

Total depreciation	$18,706	$16,750	$13,932

AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$3,074	$3,079	$2,838
Elder Care Business	2,443	2,712	3,238
Corporate Shared Services	69	117	222

Total amortization of intangible assets	$5,586	$5,908	$6,298

PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$2,303	$1,382	$1,535
Elder Care Business	1,484	3,151	4,107
Corporate Shared Services	—	—	(3,233)

Total provision for doubtful accounts and notes receivable	$3,787	$4,533	$2,409

INTEREST EXPENSE:
Physician Business	$4,769	$4,101	$4,130
Elder Care Business	7,837	7,840	7,445
Corporate Shared Services	(5,833)	(6,595)	(5,691)

Total interest expense	$6,773	$5,346	$5,884

PROVISION FOR INCOME TAXES:
Physician Business	$35,578	$30,885	$27,076
Elder Care Business	6,924	5,274	3,161
Corporate Shared Services	(5,672)	(6,299)	(4,400)

Total provision for income taxes	$36,830	$29,860	$25,837

CAPITAL EXPENDITURES:
Physician Business	$3,039	$4,531	$1,954
Elder Care Business	436	447	1,499
Corporate Shared Services	15,788	12,288	13,554

Total capital expenditures	$19,263	$17,266	$17,007

	2008	2007
ASSETS:
Physician Business	$447,711	$413,646
Elder Care Business	264,977	266,472
Corporate Shared Services	102,137	94,857

Total assets	$814,825	$774,975

16.	COMMITMENTS AND CONTINGENCIES

State of Florida Pedigree Compliance

During the first quarter of fiscal 2008, the Company’s Florida distribution operations were inspected by the Florida Department of Health for compliance with recently enacted state drug pedigree legislation, which covers the receipt, storage, and distribution of pharmaceutical products within the State of Florida. Based on these inspections, the Company ceased distribution of pharmaceutical products from its Florida distribution centers and some pharmaceutical and medical device products stored in the Company’s St. Petersburg, Orlando, and Jacksonville warehouses were placed under quarantine. In addition, the Florida Department of Health informed the Company that it would not renew the Company’s pharmaceutical distribution licenses, approve necessary changes to licenses, or release the quarantined Florida inventory for sale until these issues were resolved.

During fiscal 2008, the Company incurred and recorded approximately $6.3 million relating to additional operating, legal and other costs to modify and transition the Company’s compliance system and processes. These costs were recorded as general and administrative expenses within the Company’s Corporate Shared Services and Physician Business.

On January 23, 2008, the Company signed an agreement with the State of Florida relating to its compliance with the State’s drug pedigree legislation. This agreement resolves issues regarding the interpretation of procedures for documenting the ordering, receipt, storage, and shipping of prescription pharmaceutical products covered by the legislation. Pursuant to the terms of the agreement, the Company agreed to reimburse the State $1.0 million in costs and fees, and donate pharmaceutical inventory valued at $0.5 million, which will be charged against previously established reserves within Accrued expenses on the Consolidated Balance Sheet. The Company paid the $1.0 million in the fourth quarter of fiscal year 2008 and expects to donate the pharmaceutical inventory in the first quarter of fiscal year 2009. In the fourth quarter of fiscal year 2008, the State also issued and/or renewed permits to the Company’s existing Florida facilities, and released the quarantined inventory.

The Company believes its accruals for estimated costs and fees, inventory loss and related expenses associated with the agreement, and to resolve issues with the State of Florida, are adequate.

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

The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases in which the Company has been sued in connection with products manufactured by others, the Company is provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company, including agreements with foreign vendors.

Purchase Commitments

During the fourth quarter of fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $28,714 at March 28, 2008 and are based on management’s estimate of current pricing.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products™ brand (“Select™”) for any reason, the Company may be required to purchase the remaining inventory of Select™ products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of March 28, 2008, the Company had no material obligations to purchase inventory from Select™ vendors due to contract terminations.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the years ended March 28, 2008, March 30, 2007 and March 31, 2006 are as follows:

	2008	2007	2006
Cash paid for:
Interest	$5,450	$4,172	$5,013
Income taxes, net	$31,351	$13,027	$11,225

During fiscal year 2008, the Company had $296 in non-cash adjustments relating to the Company’s purchase accounting for Activus, $1,500 relating to investments in capital assets, and $1,238 relating to new capital lease obligations.

During fiscal year 2007, the Company had $1,173 in non-cash adjustments relating to the Company’s purchase accounting for business combinations, and $674 relating to new capital lease obligations.

During fiscal year 2006, the Company had $2,295 in non-cash adjustments relating to the Company’s purchase accounting for business combinations, and $1,672 relating to new capital lease obligations.

18.	SUBSEQUENT EVENTS

Share Repurchase Authorization

On April 2, 2008, the Company’s Board of Directors authorized the purchase of its outstanding common shares. Depending on current market conditions and other factors, the Company is authorized to repurchase up to a maximum of 5% of its total common stock, or approximately 3.1 million common shares, in the open market, privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the Securities and Exchange Commission (SEC). This authorization is in addition to any shares remaining available under existing repurchase programs.

IRS Examination of Income Tax Return

The Company is subject to periodic review by federal, state, and local tax authorities in the ordinary course of business. During April 2008, the IRS notified the Company that its federal income tax return for the fiscal year ended March 31, 2006 will be examined. The Company cannot determine at this time the impact this examination will have on its results of operations and financial condition.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2008 and 2007. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the number of selling days in a quarter, the timing of business combinations, and changes in customer’s buying patterns of supplies, equipment, and pharmaceutical products. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	Fiscal Year 2008
	Q1	Q2	Q3	Q4	Total
Net sales	$438,910	$457,930	$465,208	$493,743	$1,855,791
Gross profit	127,683	132,540	134,993	146,456	541,672
Net income	8,687	14,483	14,162	19,443	56,775

Earnings per share—Basic(b)	$0.13	$0.22	$0.22	$0.31	$0.88
Earnings per share—Diluted(b)	$0.13	$0.22	$0.22	$0.31	$0.86

	Fiscal Year 2007
	Q1	Q2	Q3	Q4	Total
Net sales(a)	$413,135	$427,059	$458,421	$443,024	$1,741,639
Gross profit	119,902	123,856	123,235	133,017	500,010
Net income	10,955	12,775	11,120	15,631	50,481

Earnings per share- Basic(b)	$0.16	$0.19	$0.17	$0.23	$0.75
Earnings per share- Diluted(b)	$0.16	$0.18	$0.16	$0.23	$0.73

(a)	Quarterly net sales have been adjusted from previously reported amounts. During the fourth quarter of fiscal year 2007, the Company properly reclassified certain transactions from cost of sales to net sales. Such adjustments were deemed immaterial on quarterly net sales, but have been retroactively restated in this schedule.
(b)	Due to the changes in the number of average common shares and common stock equivalents outstanding during the year, the sum of earnings per share amounts for each quarter do not necessarily sum in the aggregate to the earnings per share amounts for the full year.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 28, 2008, MARCH 30, 2007, AND MARCH 31, 2006

(Dollars in Thousands)

Valuation Allowance for Accounts Receivable	Balance at Beginning of Period	Provision Charged to Expense	Write-offs(1)	Balance at End of Period
Fiscal year ended March 31, 2006	$9,605	$5,642	$4,749	$10,498
Fiscal year ended March 30, 2007	$10,498	$4,533	$6,345	$8,686
Fiscal year ended March 28, 2008	$8,686	$3,787	$5,462	$7,011

Valuation Allowance for Notes Receivable	Balance at Beginning of Period	Provision Charged to Expense	Write-offs	Balance at End of Period
Fiscal year ended March 31, 2006	$3,794	$(3,233)	$561	$—
Fiscal year ended March 30, 2007	$—	$—	$—	$—
Fiscal year ended March 28, 2008	$—	$—	$—	$—

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision Charged to Expense	Write-offs	Balance at End of Period
Fiscal year ended March 31, 2006	$338	$(338)	$—	$—
Fiscal year ended March 30, 2007	$—	$—	$—	$—
Fiscal year ended March 28, 2008	$—	$—	$—	$—

(1)	Uncollectible accounts written off, net of recoveries.

See Report of Independent Registered Public Accounting Firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company‘s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of March 28, 2008. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of March 28, 2008.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 28, 2008, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited PSS World Medical, Inc. and subsidiaries (the Company) internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PSS World Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PSS World Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of March 28, 2008 and March 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three-year period ended March 28, 2008 and the financial statement Schedule II—Valuation and Qualifying Accounts, and our report dated May 23, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

May 23, 2008

Jacksonville, Florida

Certified Public Accountants

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 regarding the Company’s directors, executive officers and corporate governance is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC under the Exchange Act, relating to the Company’s fiscal year 2008 Annual Meeting of Shareholders under the caption “Directors and Executive Officers” and “Committees of the Board of Directors.”

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Code of Ethics may be viewed free of charge on the Company’s web site www.pssworldmedical.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Corporate Controller) on its web site.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

There have been no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company’s last disclosure of such procedures, which appeared in the Company’s definitive 2007 Proxy Statement filed pursuant to Regulation 14A on July 27, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2008 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The Company maintains several stock incentive plans (the “Plans”) for the benefit of employees, officers, and directors. The following table summarizes the potential dilution that could occur from past and future equity grants for all Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,480,000	$9.26	1,725,000

Equity compensation plan not approved by security holders(1)	294,000	$7.69	—

Total	1,774,000	$8.99	1,725,000

(1)	The 1999 Broad-Based Employee Stock Plan is the only equity compensation plan that is not approved by shareholders. Under this plan, 2,600,000 shares of the Company’s common stock were originally reserved for issuance to employees and consultants. The Compensation Committee of the Board of Directors has discretion to make grants under this plan in the form of nonqualified stock options, restricted stock, or unrestricted stock awards. The exercise price of options granted shall be at least the fair market value of the Company’s common stock on the date of grant. Unless otherwise specified by the Compensation Committee, options become fully vested and exercisable three years from the date of grant. Restricted stock awards, which generally vest over a three-year period, may not be sold or transferred until the completion of such periods of service or achievement of such conditions as specified by the Compensation Committee. Upon a change in control of the Company, all stock awards shall become fully vested and exercisable, and all restrictions on restricted stock awards shall lapse.

All of these shares are available for issuance pursuant to awards of restricted stock, unrestricted stock, or performance awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2008 Annual Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended March 28, 2008, March 30, 2007, and March 31, 2006	F-42

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, dated as of March 15, 1994. (3)

3.1a	Articles of Amendment to Articles of Incorporation, dated as of September 24, 2001. (5)

3.1b	Articles of Amendment to Articles of Incorporation, dated as of November 9, 2001. (5)

3.2	Amended and Restated Bylaws, dated as of August 26, 2005. (21)

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc. (12)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee. (12)

4.3	Form of 2.25% Convertible Senior Note due 2024. (12)

10.1*	Incentive Stock Option Plan, dated as of May 14, 1986. (1)

10.2*	Amended and Restated Directors Stock Plan. (9)

10.3*	Amended and Restated 1994 Long-Term Stock Plan. (9)

10.4*	1994 Employee Stock Purchase Plan. (2)

10.5*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001). (9)

10.6	1999 Broad-Based Employee Stock Plan (9)

10.7*	PSS World Medical, Inc. 2006 Incentive Plan (22)

10.8	Shareholder Value Plan (Portions omitted pursuant to a request for confidentiality treatment, separately filed with the SEC). (17)

Exhibit Number	Description

10.9*	Description of Executive Officer Annual Incentive Bonus Program. (21)

10.10	Distributorship Agreement between Abbott Laboratories and the Company (Portions omitted pursuant to a request for confidential treatment – Separately filed with the SEC). (10)

10.11*	Amended and Restated Savings Plan. (6)

10.11a*	First Amendment to the Amended and Restated Savings Plan. (7)

10.11b*	Second Amendment to the Amended and Restated Savings Plan. (8)

10.11c*	Third Amendment to the Amended and Restated Savings Plan. (9)

10.11d*	Fourth Amendment to the Amended and Restated Savings Plan. (10)

10.11e*	Fifth Amendment to the Amended and Restated Savings Plan. (11)

10.11f*	Sixth Amendment to the Amended and Restated Savings Plan. (16)

10.11g*	Seventh Amendment to the Amended and Restated Savings Plan. (24)

10.12	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (9)

10.12a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (11)

10.12b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (12)

10.12c	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (14)

10.12d	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (15)

10.12e	Sixth Amendment to Credit Agreement, dated as of June 30, 2005, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (20)

10.13*	Employment Agreement, dated as of April 1, 1998, by and between the Company and Jeffrey H. Anthony. (16)

10.13a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and Jeffrey H. Anthony. (16)

10.14*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson. (8)

10.15*	Employment Agreement, dated as of August 16, 2005, by and between the Company and Gary A. Corless. (18)

Exhibit Number	Description

10.16*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English. (13)

10.17*	Employment Agreement, dated as of January 1, 2002, by and between the Company and Bradley J. Hilton. (16)

10.18*	Employment Agreement, dated as of February 21, 2000, by and between the Company and David D. Klarner. (16)

10.19*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and David D. Klarner. (16)

10.20*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (4)

10.20a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (4)

10.21*	Employment Agreement, dated as of July 10, 2003, by and between the Company and David A. Smith. (9)

10.22*	Employment Agreement, dated as of November 19, 2002, by and between the Company and Robert C. Weiner. (16)

10.23*	PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (15)

10.23a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated Officer Deferred Compensation Plan, as amended through July 1, 2004. (19)

10.23b*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004. (15)

10.24*	PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (15)

10.24a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended through July 1, 2004. (19)

10.24b*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004. (15)

10.25*	PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (15)

10.25a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated Leader’s Deferral Plan, as amended through July 1, 2004. (19)

10.25b*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2004. (15)

10.26*	PSS World Medical, Inc. Directors’ Deferred Compensation Plan. (13)

10.27*	PSS World Medical, Inc. 2004 Non-Employee Directors’ Deferred Compensation Plan. (15)

10.27a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated 2004 Non-Employee Directors’ Deferred Compensation Plan, as amended through August 24, 2006. (23)

10.28*	Form of Restricted Stock Award Agreement. (18)

Exhibit Number	Description

10.29*	Form of Performance-Accelerated Restricted Stock Award Agreement. (25)

10.30*	Form of Performance-Based Restricted Stock Unit Agreement. (25)

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of PSS World Medical, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* Represents a management contract or compensatory plan or arrangement.

Footnote References
(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-1, Registration No. 33-76580.
(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed April 8, 1998.
(4)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.
(6)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.
(7)	Incorporated by Reference to the Company’s Current Report on Form 10-Q, for the quarter ended September 27, 2002.
(8)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.
(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2003.
(11)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.
(13)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2004.
(14)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.
(16)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2005.
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.
(18)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(19)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2005.
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 7, 2005.
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
(22)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed August 29, 2006.
(23)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(24)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2007.
(25)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 23, 2008.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Smith David A. Smith	President, Chief Executive Officer, and Chairman of the Board of Directors	May 23, 2008

/s/ Charles E. Adair Charles E. Adair	Director	May 23, 2008

/s/ Alvin R. Carpenter Alvin R. Carpenter	Director	May 23, 2008

/s/ T. O’Neal Douglas T. O’Neal Douglas	Director	May 23, 2008

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	May 23, 2008

/s/ Delores P. Kesler Delores P. Kesler	Director	May 23, 2008

/s/ Stephen H. Rogers Stephen H. Rogers	Director	May 23, 2008

/s/ Jeffrey C. Crowe Jeffrey C. Crowe	Director	May 23, 2008

/s/ David M. Bronson David M. Bronson	Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)	May 23, 2008