Form 10-Q
period 2008-06-27
PSS WORLD MEDICAL INC
filed 2008-08-06
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 1, 2008 was 62,204,204 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JUNE 27, 2008

i

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended March 28, 2008, Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

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

•	Management’s expectation that the remaining federal and state net operating loss carryforwards will be utilized prior to their expiration date;

•	Management’s belief that the effective tax rate may fluctuate due to changes in the market return on underlying investments of company-owned life insurance policies;

•	Management’s expectation that compensation cost related to non-vested restricted stock grants will be recognized over a weighted average period of 4.0 years;

•

Management’s expectation that cash flows from operations will fund future working capital needs, capital expenditures, and, in conjunction with borrowings under the revolving line of credit, capital markets, and/or other financing arrangements, the overall growth in the business; and

•	Management’s intention to use a portion of the net proceeds from its August 4, 2008 debt issuance to repay its 2.25% Convertible Senior Notes due March 15, 2024.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2008 Form 10-K and this Form 10-Q. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2008 Form 10-K and this Form 10-Q. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2008 AND MARCH 28, 2008

(Dollars in Thousands)

	June 27, 2008	March 28, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$29,840	$21,122
Accounts receivable, net of allowance for doubtful accounts of $8,099 and $7,011 as of June 27, 2008 and March 28, 2008, respectively	227,661	237,248
Inventories	192,707	190,846
Deferred tax assets, net	8,525	10,488
Prepaid expenses and other	26,156	48,744

Total current assets	484,889	508,448
Property and equipment, net of accumulated depreciation of $93,174 and $88,498 as of June 27, 2008 and March 28, 2008, respectively	91,881	90,680
Other Assets:
Goodwill	112,320	110,679
Intangibles, net of accumulated amortization of $19,163 and $17,834 as of June 27, 2008 and March 28, 2008, respectively	25,738	26,305
Investment in available for sale securities	14,231	11,318
Other	67,737	67,395

Total assets	$796,796	$814,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$128,656	$135,930
Accrued expenses	38,055	46,056
Current portion of long-term debt	150,780	150,987
Revolving line of credit	50,000	70,000
Other	8,101	11,969

Total current liabilities	375,592	414,942
Long-term debt, excluding current portion	706	725
Other noncurrent liabilities	68,626	64,130

Total liabilities	444,924	479,797

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 62,149,938 and 61,847,679 shares issued and outstanding at June 27, 2008 and March 28, 2008, respectively	611	609
Additional paid in capital	199,931	195,657
Retained earnings	147,034	136,718
Accumulated other comprehensive income	4,296	2,044

Total shareholders’ equity	351,872	335,028

Total liabilities and shareholders’ equity	$796,796	$814,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

(In Thousands, Except Per Share Data)

	June 27, 2008	June 29, 2007
Net sales	$472,215	$438,910
Cost of goods sold	333,283	311,227

Gross profit	138,932	127,683
General and administrative expenses	89,580	83,600
Selling expenses	31,266	29,551

Income from operations	18,086	14,532

Other (expense) income:
Interest expense	(1,733)	(1,358)
Interest and investment income	122	528
Other income, net	608	544

Other expense	(1,003)	(286)

Income before provision for income taxes	17,083	14,246
Provision for income taxes	6,766	5,559

Net income	$10,317	$8,687

Basic earnings per common share	$0.17	$0.13
Diluted earnings per common share	$0.17	$0.13

Weighted average common shares outstanding, Basic	61,003	66,793
Weighted average common shares outstanding, Diluted	61,723	68,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

(Dollars in Thousands)

	Three Months Ended
	June 27, 2008	June 29, 2007
Cash Flows From Operating Activities:
Net income	$10,317	$8,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	2,210	197
Depreciation	4,775	4,599
Amortization of intangible assets	1,344	1,458
Provision for doubtful accounts	1,847	950
Noncash compensation expense	1,577	699
Amortization of debt issuance costs	320	358
Provision for deferred compensation	601	1,359
Loss on sales of property and equipment	13	14
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	8,492	1,987
Inventories	(1,472)	(11,319)
Prepaid expenses and other current assets	86	769
Other assets	(1,223)	(6,976)
Accounts payable	(7,888)	8,549
Accrued expenses and other liabilities	(7,315)	7,988

Net cash provided by operating activities	13,684	19,319

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired of $70, and $376, respectively	(2,597)	(14,808)
Payments for investment in available for sale securities	—	(22,500)
Capital expenditures	(5,822)	(4,937)
Payments for signing bonuses	(77)	(53)
Proceeds from sales of property and equipment	—	18
Proceeds from sale of available for sale securities	21,000	—

Net cash provided by (used in) investing activities	12,504	(42,280)

Cash Flows From Financing Activities:
Net payments on the revolving line of credit	(20,000)	—
Proceeds from exercise of stock options	2,437	353
Excess tax benefits from share-based compensation arrangements	426	97
Payments under capital lease obligations	(309)	(193)
Purchase of common stock	(24)	—

Net cash (used in) provided by financing activities	(17,470)	257

Net increase (decrease) in cash and cash equivalents	8,718	(22,704)
Cash and cash equivalents, beginning of period	21,122	46,658

Cash and cash equivalents, end of period	$29,840	$23,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008 AND JUNE 29, 2007

(In Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.	BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to the SEC rules and regulations. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments and certain other operations.

The consolidated balance sheet as of March 28, 2008 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 28, 2008, except as noted in Debt Classification Adjustment, below. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

The Company reports its year-end financial position, results of operations, and cash flows as of the Friday closest to March 31, determined using the number of business days. Fiscal years 2009 and 2008 each consist of 52 weeks or 253 selling days, respectively. The Company reports its quarter-end financial position, results of operations, and cash flows as of the Friday closest to month-end, determined using the number of business days. The three months ended June 27, 2008 and June 29, 2007 each consisted of 64 selling days.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Debt Classification Adjustment

During the first quarter of fiscal year 2009, the Company corrected the classification of the Company’s 2.25% $150 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt, reflecting the one-day put option on March 15, 2009, afforded to the holders of the notes in accordance with the terms thereof. See Footnote 3, Debt, for additional information regarding the note holders’ put option. Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Company’s results of operations or cash flow statements for the fiscal year ended March 28, 2008.

Marketable Securities

The Company reports marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The equity securities held by the Company at June 27, 2008 are classified as available-for-sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholder’s equity. See Footnotes 2, 4 and 9, Equity Investment, Comprehensive Income, and Fair Value Measurements, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on March 29, 2008 and adoption did not have a material impact on its financial position, results of operations or cash flows. FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB SFAS 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The Company adopted SFAS 159 on March 29, 2008 and adoption did not have an impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, Goodwill and Other Intangibles. FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company is currently assessing the effect, if any, the adoption of FSP 142-3 will have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of determining the effect, if any, the adoption of FSP APB 14-1 will have on its financial condition, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect, if any, the adoption of EITF 07-5 will have on its financial position, results of operations or cash flows.

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

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 28, 2008 to June 27, 2008:

(in thousands)	Shares
Balance, March 28, 2008	403
Shares authorized for repurchase	3,093
Shares repurchased	(1)

Balance, June 27, 2008	3,495

Subsequent to the first quarter of fiscal year 2009, the Company issued $200 million principal amount of 3.125% convertible senior notes and used a portion of the net proceeds to repurchase approximately 2.1 million shares of common stock at an average price of $16.64 per common share for approximately $35 million. The initial purchaser has elected to exercise its option to purchase $30 million of additional notes. See Footnote 11, Subsequent Events, for additional information.

2.	EQUITY INVESTMENT

On June 29, 2007, the Company made a $24,064 investment (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. The Company has classified this non-current investment as “available-for-sale” in accordance with SFAS 115. This investment was marked-to-market based on quoted market prices as of June 27, 2008. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, $2.8 million net of tax, or $0.04 per common share. Proceeds of $21.0 million were received during the three months ended June 27, 2008.

As of June 27, 2008, the aggregate fair value of this investment is $14,231. During the three months ended June 27, 2008, the Company recorded an unrealized holding gain of $2,913, of which $1,809 was recorded in other comprehensive income and $1,104 was recorded as a deferred tax liability.

3.	DEBT

Debt consists of the following:

	As of
(in thousands)	June 27, 2008	March 28, 2008
Revolving line of credit	$50,000	$70,000
2.25% convertible senior notes	150,000	150,000
Capital lease obligations	1,486	1,712

Total debt	201,486	221,712
Less: Current portion of long-term debt(a)	200,780	220,987

Long-term debt	$706	$725

(a)	During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt. See Footnote 1, Background and Basis of Presentation, for additional information.

Revolving Line of Credit

The Company had $50.0 million in outstanding borrowings under the revolving line of credit at June 27, 2008. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $150.0 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended June 27, 2008 was 4.03%. There were no borrowings under the revolving line of credit at June 29, 2007.

On February 14, 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement was to hedge the variable interest rate of its revolving line of credit. The notional amount of the swap is $50 million. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the Credit Agreement.

The interest rate swap has been designated as a cash flow hedge in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value are recognized in Accumulated other comprehensive income in the accompanying Consolidated balance sheets. Under the terms of the interest rate swap agreement, the Company makes monthly payments based on the fixed rate and receives interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. The unrealized holding gain on the interest rate swap for the three months ended June 27, 2008 represents the fair value adjustment of $713, of which $443 is recorded in other comprehensive income, net of related income taxes of $270.

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

As of June 27, 2008, the fair value of the 2.25% $150 million convertible senior notes was approximately $161.1 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended June 27, 2008; therefore, the notes may not be converted during the Company’s second quarter of fiscal year 2009.

On each of March 15, 2009, March 15, 2014 and March 15, 2019, holders of the 2.25% $150 million convertible senior notes have the option to require the Company to purchase any notes at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable (“put option”). As such, the 2.25% $150 million convertible senior notes have been classified as short-term debt on the Company’s Unaudited Condensed Consolidated Balance Sheet as of June 27, 2008. During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt. See Footnote 1, Background and Basis of Presentation, for additional information.

In addition, on or after March 15, 2009, the Company has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest and liquidated damages, if any or applicable.

As of June 27, 2008, the Company has a deferred income tax liability of $13,050 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.00 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, would not have an impact on the Company’s effective tax rate.

Subsequent to the first quarter of fiscal year 2009, the Company issued $200 million principal amount of 3.125% convertible senior notes, which mature on August 1, 2014. See Footnote 11 Subsequent Events, for further discussion.

4.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three months ended June 27, 2008 and June 29, 2007:

	For the Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net income	$10,317	$8,687
Unrealized holding gains on available-for-sale investments, net of income taxes	1,809	—
Unrealized holding gains on interest rate swap, net of income taxes	443	—

Comprehensive income	$12,569	$8,687

The unrealized holding gain on available-for-sale investments for the three months ended June 27, 2008 represents the fair value adjustment of $2,913, of which $1,809 is recorded in other comprehensive income net of related income taxes of $1,104. This unrealized holding gain relates to the Company’s investment in athena, as discussed in Footnote 2, Equity Investment.

The unrealized holding gain on the interest rate swap for the three months ended June 27, 2008 represents the fair value adjustment of $713, of which $443 is recorded in other comprehensive income net of related income taxes of $270. This unrealized holding gain relates to the Company’s interest rate swap, as discussed in Footnote 3, Debt.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of the 2.25% $150 million convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended June 27, 2008 and June 29, 2007:

	For the Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Denominator-weighted average shares outstanding used in computing basic earnings per common share	61,003	66,793
Assumed exercise of stock options(a)	503	690
Assumed vesting of restricted stock	151	142
Assumed conversion of 2.25% convertible senior notes	66	1,140

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	61,723	68,765

(a)	Options to purchase approximately 79 and 292 shares of outstanding common stock at June 27, 2008 and June 29, 2007, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ inclusion would be antidilutive.

6.	STOCK-BASED COMPENSATION

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

Total stock-based compensation expense during the three months ended June 27, 2008 and June 29, 2007 was approximately $1,295 and $586, respectively, with related income tax benefits of $437 and $222, respectively.

The Company’s Unaudited Condensed Consolidated Statements of Cash Flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Income tax benefits of $426 and $97 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the three months ended June 27, 2008 and June 29, 2007, respectively.

Outstanding stock-based awards granted under equity incentive plans as of June 27, 2008 and March 28, 2008 are as follows:

	Performance-Based Awards		Time-Based Awards		Stock Options
	Performance Shares	PARS
(in thousands)	Units	Shares	Shares	Deferred Units	Shares
Balance, March 28, 2008	99	610	343	9	1,774
Granted	122	122	9	—	200
Vested / Exercised	—	—	(4)	—	(203)
Forfeited	—	(28)	(9)	—	—
Expired	—	—	—	—	(24)

Balance, June 27, 2008	221	704	339	9	1,747

Stock Option Awards

On June 6, 2008, the Compensation Committee of the Company’s Board of Directors approved a retention award of 200,000 stock options under the Company’s 2006 Incentive Stock Plan to the Company’s Chief Executive Officer. The stock options awarded will cliff-vest on the five-year anniversary of the grant date.

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2009
Expected dividend yield	—
Expected stock price volatility	29%
Risk-free interest rate	1.75%
Expected term of options (years)	10

Based on these assumptions, the estimated fair value of the options granted during the first quarter of fiscal year 2009 was approximately $1,481.

As of June 27, 2008, there was $1,456 of unrecognized compensation cost related to the options granted during the first quarter of fiscal year 2009. The compensation cost related to the options is expected to be recognized over a weighted average period of 5.0 years.

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

Performance-Based Awards

During the three months ended June 27, 2008, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock (“PARS”) to the Company’s top six officers. These awards were granted under the Company’s 2006 Incentive Plan.

The Performance Shares will vest after three years and convert to shares of common stock based on the Company’s achievement of certain cumulative earnings per share growth targets. These awards, which are denominated in terms of a target number of shares, will be forfeited if performance falls below a designated threshold level and may vest for up to 250% of the target number of shares for exceptional performance. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance.

The PARS awards will vest on the five-year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards’ vesting period of five years based on the Company’s estimate of its cumulative earnings per share growth rate. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

As of June 27, 2008, there was $17,849 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 4.0 years.

7.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer different products to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately based on different customers and products. The Company evaluates the operating performance of its segments based primarily on net sales and income from operations. Corporate Shared Services allocates amounts to the two operating segments for shared operating costs and interest expense. The allocation of shared operating costs is generally proportional to the revenues of each operating segment. Interest expense is allocated based on internally calculated carrying value of historical capital used to acquire or develop the operating segments’ operations. The following tables present financial information about the Company’s business segments:

	For the Three Months Ended
	June 27, 2008	June 29, 2007
Net Sales:
Physician Business	$331,386	$306,245
Elder Care Business	140,406	132,665
Corporate Shared Services	423	—

Total net sales	$472,215	$438,910

Income from Operations:
Physician Business	$22,209	$18,516
Elder Care Business	5,454	4,586
Corporate Shared Services	(9,577)	(8,570)

Total income from operations	$18,086	$14,532

Income Before Provision for Income Taxes:
Physician Business	$21,701	$17,818
Elder Care Business	3,492	2,631
Corporate Shared Services	(8,110)	(6,203)

Total income before provision for income taxes	$17,083	$14,246

	As of
	June 27, 2008	March 28, 2008
Assets:
Physician Business	$429,157	$447,711
Elder Care Business	269,099	264,977
Corporate Shared Services	98,540	102,137

Total assets	$796,796	$814,825

8.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

Purchase Commitments

During fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $27,323 at June 27, 2008 and are based on management’s estimate of current pricing.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of June 27, 2008, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

9.	FAIR VALUE MEASUREMENTS

As discussed in the Recent Accounting Pronouncements section of Footnote 1, Background and Basis of Presentation, the Company adopted SFAS 157 (as impacted by FSP 157-2) effective March 29, 2008, with respect to fair value measurements of (i) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (ii) all financial assets and liabilities.

SFAS 157 provides a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1: Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2: Financial assets and liabilities whose values are based on quoted prices in markets that are not active, or model inputs that are observable either directly or indirectly.

Level 3: Financial assets and liabilities whose values are based on prices or valuations that require inputs that are both significant to the fair value measurement and unobservable (i.e., an entity’s own data.)

As of June 27, 2008, the Company’s financial assets and/or liabilities are categorized as Level 1 or Level 2. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 27, 2008, by level within the fair value hierarchy:

	Level 1	Level 2	Total
(in thousands)
Available-for-sale equity securities(a)	$14,231	$—	$14,231
Interest rate swap	—	389	389
Deferred compensation(b)	(60,077)	—	(60,077)

Total	$(45,846)	$389	$(45,457)

(a)	Relates to the Company’s investment in athenahealth, Inc., which is included in “Investment in available for sale securities” on the Company’s Unaudited Condensed Consolidated Balance Sheet.
(b)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in “Other noncurrent liabilities” on the Company’s Unaudited Condensed Consolidated Balance Sheet.

As indicated in Footnote 1, Background and Basis of Presentation, FSP 157-2 delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the disclosure requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the three months ended June 27, 2008 and June 29, 2007 are as follows:

	Three Months Ended
	June 27, 2008	June 29, 2007
Cash paid for:
Interest	$770	$171
Income taxes, net	$4,028	$3,059

During the three months ended June 29, 2007, the Company had a $1,731 non-cash accrual relating to additional expenses for its investment in available for sale securities. There were no non-cash accruals during the three months ended June 27, 2008.

11.	SUBSEQUENT EVENTS

Issuance of Convertible Senior Notes

On August 4, 2008, the Company issued $200 million of 3.125% Convertible Senior Notes due August 1, 2014 through offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes will be convertible, under certain circumstances, into cash up to the principal amount of the notes and shares of PSS World Medical common stock for any conversion value in excess of the principal amount. The Company also granted the initial purchaser an option to purchase up to $30 million of additional notes. On August 5, 2008, the initial purchaser elected to exercise its option to purchase $30 million of additional notes.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Repurchase of Common Stock below for additional information. The Company also intends to use $150 million of the net proceeds to repay its 2.25% Convertible Senior Notes due March 15, 2024. The Company also entered into convertible note hedge transactions with the initial purchaser and/or its affiliates and, separately, sold warrants to the initial purchaser and/or its affiliates. The Company used a portion of the net proceeds of the offering, and of the warrants it sold, to pay the costs of its hedge transactions. Remaining proceeds will be used for general corporate purposes. If the initial purchaser exercises its option to purchase additional notes, the Company will sell additional warrants and use a portion of the net proceeds from the sale of the additional notes and from the sale of the additional warrants to increase the size of the convertible note hedge transactions.

Convertible Note Hedge Transactions

On August 4, 2008, in connection with the offering of the Notes, the Company also closed the Convertible Bond Hedge Transaction Letter Agreement (the “Hedge Agreement”), pursuant to which the Company entered into convertible note hedge transactions with respect to its common stock (the “Purchased Options”) with Goldman, Sachs & Co., (the “Counterparty”). The Company paid an aggregate amount of $47.0 million to the Counterparty for the Purchased Options. The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 9.4 million shares of Common Stock (or approximately 10.8 million shares if the Counterparty exercises in full its option to purchase additional Notes) at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable at each conversion date of the Notes. The Purchased Options will expire upon the earlier of i) the last day the Notes remain outstanding or ii) the second scheduled trading day immediately preceding the maturity date of the Notes.

The Purchased Options are intended to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of the Common Stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes.

The Purchased Options are separate transactions, entered into by the Company with the Counterparty, and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Purchased Options. On August 5, 2008, the initial purchaser elected to exercise its option to purchase $30 million of additional notes and, accordingly, the size of the convertible note hedge will be increased on a pro rata basis.

Warrant Transactions

Separately, on August 4, 2008, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold to the Counterparty warrants to acquire, subject to anti-dilution adjustments, up to 9.4 million shares of Common Stock at a strike price of $28.29 per share of Common Stock, also subject to adjustment. The Warrants will expire after the Purchased Options in approximately ratable portions on a series of expiration dates commencing on November 3, 2015. The Warrants were sold in private placements to the Counterparties pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) of the Securities Act.

If the market value per share of the Common Stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. The Warrants will be accounted for as an adjustment to the Company’s stockholders’ equity.

The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Warrants. On August 5, 2008, the initial purchaser elected to exercise its option to purchase $30 million of additional notes and, accordingly, the size of the warrant transaction will be increased on a pro rata basis.

Repurchase of Common Stock

On July 30, 2008, the Company used a portion of the net proceeds from the offering of its $200 million of 3.125% Convertible Senior Notes to repurchase 2.1million shares of its common stock in privately negotiated transactions with institutional investors at an average price of $16.64 per common share for approximately $35 million. Subsequent to this transaction, there were 1.4 million shares available for repurchase under existing stock repurchase programs.

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

EXECUTIVE OVERVIEW

During the first quarter of fiscal year 2009, the Company continued to grow despite challenging markets and overall weakness in the economy. Comparative quarterly sales grew 7.6% at the consolidated level. The Company’s Select™ brand product sales grew 22.5% and 23.3% in the Physician and Elder Care Businesses, respectively, during the quarter. This growth is a result of the Company’s continued efforts to promote its globally-sourced brand through sales and marketing initiatives. Additionally, the Company saw increases in sales of pharmaceutical and lab diagnostic product lines within the Physician Business and across all customer segments within the Elder Care Business.

Income from operations increased approximately 24.5% when compared to the same quarter in the prior year. This was primarily the result of the net sales growth discussed above. Included in the first quarter of fiscal year 2008 was a $2.7 million charge related to costs associated with the review and inspection by the Florida Department of Health of the Company’s compliance with the state of Florida Pedigree laws.

Cash flow from operations during the three months ended June 27, 2008 was approximately $13.7 million. Operating income growth was the primary driver of cash flow from operations during this period.

Recent Developments

Subsequent to the first quarter of fiscal year 2009, the Company issued $200 million principal amount of 3.125% convertible senior notes. The Company used a portion of the net proceeds of the offering to repurchase approximately $35 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. The Company also intends to use $150 million of the net proceeds to repay its 2.25% Convertible Senior Notes due March 15, 2024. The Company also entered into convertible note hedge transactions with the initial purchaser and/or its affiliates and, separately, sold warrants to the initial purchaser and/or its affiliates. The Company used a portion of the net proceeds of the offering, and of the warrants it sold, to pay the costs of its hedge transactions. Remaining proceeds will be used for general corporate purposes. The initial purchaser has elected to exercise its option to purchase $30 million of additional notes. See Footnote 11, Subsequent Events, for additional information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended
	June 27, 2008		June 29, 2007
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change
Physician Business	$331.4	$5.2	$306.2	$4.8	8.2%
Elder Care Business	140.4	2.2	132.7	2.1	5.8%
Corporate Shared Services	0.4	—	—	—	100.0%

Total Company	$472.2	$7.4	$438.9	$6.9	7.6%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended		Percent Change
(dollars in millions)	June 27, 2008	June 29, 2007
Branded	$173.7	$163.3	6.3%
Select	40.4	33.0	22.5%
Pharmaceuticals	75.9	67.4	12.6%
Equipment	31.7	33.7	(5.8)%
Immunoassay	7.2	6.9	5.8%
Other	2.5	1.9	23.7%

Total	$331.4	$306.2	8.2%

Net sales growth during the three months ended June 27, 2008 was primarily driven by continued momentum in the consumable, lab diagnostics and pharmaceutical sales growth programs. Select product sales increased due to the Company’s focus on promoting its globally-sourced Select products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products. Pharmaceutical sales increased due in part to the introduction of additional products to the Company’s offering.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended		Percent Change
	June 27, 2008	June 29, 2007
Nursing home and assisted living facilities	$86.1	$82.3	4.6%
Hospice and home health care agencies	38.2	35.2	8.8%
Billing services	3.5	3.1	11.9%
Other	12.6	12.1	4.1%

Total	$140.4	$132.7	5.8%

Net sales during the three months ended June 27, 2008 compared to the same period in the prior year increased approximately $7.7 million. The Company’s net sales growth in the hospice and home health care lines of business during the quarter was impacted by an increase in independent home health agency sales and reflects the successful execution of its business growth strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers.

Across its Elder Care customer segments, Select product sales increased 23.3% during the three months ended June 27, 2008, when compared to the same period in the prior year due to the Company’s focus on promoting its globally sourced products.

GROSS PROFIT

Gross profit dollars for the Physician and Elder Care Businesses increased $7.6 million and $3.7 million, respectively, from the same quarter in the prior year. These increases were primarily due to the growth in net sales discussed above, in conjunction with the Company’s continued focus on its global sourcing strategy. The Company’s global sourcing strategy is designed to improve the Physician and Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 27, 2008		June 29, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$50.5	15.2%	$48.1	15.7%	$2.4
Elder Care Business(a)	29.5	21.0%	26.9	20.3%	2.6
Corporate Shared Services(b)	9.6	2.0%	8.6	2.0%	1.0

Total Company(b)	$89.6	19.0%	$83.6	19.0%	$6.0

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses increased during the three months ended June 27, 2008, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $1.0 million for relocation expenses due to the Company’s realignment of its divisional branches from four regions to six regions; (ii) an increase of $0.9 million related to bonus expense for the quarter due to stronger sales and operating income performance, (iii) an increase of $1.1 million in payroll related charges, (iv) an increase of $0.4 million in fuel costs and $0.2 million in other freight out expenses resulting from rising fuel prices and increased sales as well as increased sales. Partially offsetting these increases are costs incurred in the first quarter of fiscal year 2008 and not repeated in the first quarter of fiscal year 2009; (i) $1.3 million related to the Company’s national launch of its new Select and healthcare information technology marketing programs; (ii) operating costs of $0.7 million related to the acquisition of Activus; and (iii) approximately $0.1 million related to the Company’s ongoing inspection by the Florida Department of Health for compliance with State Pedigree laws.

Elder Care Business

General and administrative expenses increased during the three months ended June 27, 2008, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $1.0 million related to additional bad debt expense due to the bankruptcy of one of the Elder Care Business’ customers and a decrease in recoveries of previously reserved customer accounts; and (ii) an increase of $1.1 million in freight and fuel costs to deliver primarily due to rising fuel prices.

Corporate Shared Services

General and administrative expenses increased $1.0 million when compared to the same quarter in the prior year. This increase is primarily attributable to (i) a $1.8 million increase in payroll related costs due to an increase in full-time employees and compensation; (ii) an increase of $0.8 million related to medical insurance costs; and (iii) an increase of $0.7 million in bonus expense, primarily related to new incentive compensation plans introduced during the quarter. Partially offsetting these increases is a $2.6 million decrease in costs related to the Florida Department of Health’s inspection of the Company’s operations for compliance with State Pedigree laws.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended
	June 27, 2008		June 29, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$26.2	7.9%	$24.7	8.1%	$1.5
Elder Care Business	5.1	3.6%	4.8	3.6%	0.3

Total Company	$31.3	6.6%	$29.5	6.7%	$1.8

Overall, the change in selling expenses is attributable to an increase in commission expense due to the growth in net sales discussed above. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended
	June 27, 2008		June 29, 2007
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase
Total Company	$6.8	39.61%	$5.6	39.02%	$1.2

The increase in the effective rate period over period is primarily attributable to the change in fair market value of the Company’s investments in company-owned life insurance policies used to fund certain deferred compensation plan liabilities. Gains and losses on the underlying investments within the company-owned life insurance policies are excluded from taxable income and treated as permanent adjustments in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company’s effective tax rate may continue to fluctuate due to the market return on the underlying investments of company-owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management monitors operational working capital performance through the following:

	As of
	June 27, 2008	June 29, 2007
Days Sales Outstanding:(a)
Physician Business	41.0	41.8
Elder Care Business	49.9	51.7

Days On Hand:(b)
Physician Business	52.2	48.4
Elder Care Business	53.1	56.9

Days in Accounts Payable:(c)
Physician Business	41.1	43.8
Elder Care Business	28.1	27.8

Cash Conversion Days:(d)
Physician Business	52.1	46.4
Elder Care Business	74.9	80.8

Inventory Turnover:(e)
Physician Business	6.9x	7.4x
Elder Care Business	6.8x	6.3x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	June 27, 2008	March 28, 2007
Capital Structure:
Convertible senior notes	$150,000	$150,000
Revolving line of credit	50,000	70,000
Other Debt	1,486	1,712
Cash and cash equivalents	(29,840)	(21,122)

Net debt	171,646	200,590
Shareholders’ equity	351,872	335,028

Total capital	$523,518	$535,618

Operational Working Capital:
Accounts receivable, net	$227,661	$237,248
Inventories	192,707	190,846
Accounts payable	(128,656)	(135,930)

	$291,712	$292,164

Cash Flows from Operating Activities

The primary components of net cash provided by operating activities consist of net income, adjusted to reflect the effect of non-cash expenses, and changes in operational working capital. Net cash provided by operating activities during the three months ended June 27, 2008 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $0.9 million.

Cash flows from operating activities during the three months ended June 27, 2008 and June 29, 2007 include the Company’s utilization of $0.6 million and $0.4 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

As of June 27, 2008, the Company has $7,489 (tax effected) of Federal and state NOL carryforwards and expects to utilize the remaining NOL carryforwards prior to their expiration date. Of the total NOL carryforwards, $5,086 relates to the acquisition of Activus Healthcare Solutions, Inc. and are expected to be utilized over the next 20 fiscal years.

As of June 27, 2008, the Company has a deferred income tax liability of $13,050 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.00 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, would not have an impact on the Company’s effective tax rate.

Cash Flows from Investing Activities

Net cash provided (used) by investing activities was $12.5 million and $(42.3) million during the three months ended June 27, 2008 and June 29, 2007, respectively, and was primarily impacted by the following factors:

•	On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $22.5 million, which was paid during the first quarter of fiscal year 2008.

•

During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, $2.8 million, net of taxes, or $0.04 per common share. Proceeds of $21.0 million were received during the first quarter of fiscal year 2009.

•

Payments for business combinations, net of cash acquired, were $2.6 million and $14.8 million during the three months ended June 27, 2008 and June 29, 2007, respectively, and primarily consisted of the following:

During the first quarter of fiscal year 2009, the Company acquired Cascade Medical Supply, a Washington-based distributor of Medicare Part B and Medicaid billing services and supplies to nursing and assisted living facilities. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $2.6 million (net of cash acquired of $0.1 million). Payments totaling $2.6 million were made during the first three months of fiscal year 2009 from cash on hand.

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

•

Capital expenditures totaled $5.8 million and $4.9 million during the three months ended June 27, 2008 and June 29, 2007, respectively, of which approximately $3.8 million and $2.0 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration.

Cash Flows From Financing Activities

Net cash (used) provided by financing activities was $(17.3) million and $0.3 million during the three months ended June 27, 2008 and June 29, 2007, respectively. Net cash provided or used by financing activities during the three months ended June 27, 2008 and June 29, 2007, respectively, were primarily impacted by the following factors:

•

The Company received proceeds from the exercise of stock options of approximately $2.4 million and $0.4 million during the three months ended June 27, 2008 and June 29, 2007, respectively. The Company recognized related excess tax benefits of $0.4 million and $0.1 million during the three months ended June 27, 2008 and June 29, 2007, respectively.

•

The Company made net repayments of $20.0 million on its revolving line of credit during the three months ended June 27, 2008. There were no borrowings or repayments under the revolving line of credit during the three months ended June 29, 2007.

Capital Resources

The Company’s two primary sources of capital are the proceeds from the 2.25% $150 million convertible senior notes offering and the $200.0 million revolving line of credit, which may be increased to $250.0 million at the Company’s discretion. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

The 2.25% $150 million convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis. The Contingent Conversion Trigger was not met during the three months ended June 27, 2008; therefore, the notes may not be converted during the Company’s second quarter of fiscal year 2009.

On each of March 15, 2009, March 15, 2014 and March 15, 2019, holders of the 2.25% $150 million convertible senior notes have the option to require the Company to purchase any notes at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable (“put option”).

In addition, on or after March 15, 2009, the Company at any time has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable.

As of June 27, 2008, the fair value of the 2.25% $150 million convertible senior notes was approximately $161.1 million.

During the first quarter of fiscal year 2009, the Company corrected the classification of the Company’s 2.25% $150 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt, reflecting the one-day put option on March 15, 2009, afforded to the holders of the notes in accordance with the terms thereof. Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Company’s results of operations or cash flow statements for the fiscal year ended March 28, 2008.

The Company had $50.0 million in outstanding borrowings under the revolving line of credit at June 27, 2008. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $150.0 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended June 27, 2008 was 4.03%. There were no borrowings under the revolving line of credit at June 29, 2007.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. During the three months ended June 27, 2008 and June 29, 2007, the Company has not entered into any material working capital commitments that require funding.

Subsequent to the first quarter of fiscal year 2009, the Company issued $200 million principal amount of 3.125% convertible senior notes, which mature on August 1, 2014. The Company intends to use $150 million of the net proceeds to repay its 2.25% Convertible Senior Notes due March 15, 2024. The initial purchaser has elected to exercise its option to purchase $30 million of additional notes. See Footnote 11 Subsequent Events, for further discussion.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services:

	Fiscal Years
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Revolving line of credit(a), (b)	$2,572	$3,106	$3,697	$3,697	$71,849	$—	$84,921
2.25% convertible senior notes(b), (c)	153,375	—	—	—	—	—	153,375
Operating lease obligations(d)	16,389	18,487	14,187	10,708	6,815	6,723	73,309
Capital lease obligations(b)	697	340	309	141	—	—	1,487
Purchase commitments(e), (f)	16,214	16,039	—	—	—	—	32,253

Total(g)	$189,247	$37,972	$18,193	$14,546	$78,664	$6,723	$345,345

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until September 30, 2012. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until September 30, 2012. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels of borrowings.

(b)	Amounts include interest expense.

(c)	The 2.25% $150 million convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended June 27, 2008; therefore, the notes may not be converted during the Company’s second quarter of fiscal year 2009.

On each of March 15, 2009, March 15, 2014 and March 15, 2019, holders of the 2.25% $150 million convertible senior notes have the option to require the Company to purchase any notes at 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and other considerations, including contingent interest, if any. As such, the 2.25% $150 million convertible senior notes have been classified as short-term debt on the Company’s Unaudited Condensed Consolidated Balance Sheet as of June 27, 2008.

In addition, on or after March 15, 2009, the Company at any time has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest, if any.

(d)	Amounts represent contractual obligations for operating leases of the Company as of June 27, 2008. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.

(e)	If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of June 27, 2008, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

(f)	During the fourth quarter of fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $27.3 million at June 27, 2008 and are based on management’s estimate of current pricing.

(g)	As of June 27, 2008, the Company had gross unrecognized tax benefits of $2.2 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 28, 2008 filed on May 23, 2008 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in the Annual Report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on March 29, 2008 and adoption did not have a material impact on its financial position, results of operations or cash flows. FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Accordingly, the Company has not yet applied the requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB SFAS 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 mandates certain financial statement presentation and disclosure requirements when a company elects to report assets and liabilities at fair value under SFAS 159. SFAS 159 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year 2009. The Company adopted SFAS 159 on March 29, 2008 and adoption did not have an impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement

No. 142, Goodwill and Other Intangibles. FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company is currently assessing the effect, if any, the adoption of FSP 142-3 will have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of determining the effect, if any, the adoption of FSP APB 14-1 will have on its financial condition, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect, if any, the adoption of EITF 07-5 will have on its financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 28, 2008 filed on May 23, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company‘s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended March 28, 2008, filed on May 23, 2008. Such factors could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has potential exposure to risks other than those described in the Company’s Annual Report on Form 10-K. Additional risks and uncertainties not currently known to management, or risks that management currently deem to be immaterial, could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended March 28, 2008.

Cost increases for the Company’s products may impact the Company’s results of operations.

Due to unprecedented recent increases in energy and other commodity costs, the Company anticipates that some of its suppliers may attempt to accelerate cost increases for products distributed by the Company. While the Company is taking steps to mitigate the effect of these cost increases, there can be no assurance that these cost increases will not materially adversely impact the Company’s gross margins, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

As of March 28, 2008, there were 0.4 million shares available for repurchase under existing stock repurchase programs. During the three months ended June 27, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the SEC. As of June 27, 2008, approximately 3.5 million shares were available for repurchase under this program which have no scheduled expiration under the provisions of the plan.

The following table summarizes the Company’s repurchase activity during the three months ended June 27, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
March 29—April 28	—		$—	—	3,495,786
April 29—May 28	—		$—	—	3,495,786
May 29—June 27	1,316	(a)	$18.22	1,316	3,494,470

Total first quarter	1,316		$18.22	1,316	3,494,470

(a)	Shares repurchased for net share settlement of employee share-based awards.

In addition, subsequent to the first quarter of fiscal year 2009, the Company repurchased approximately 2.1 million shares of common stock at an average price of $16.64 per common share in connection with its offering of $200 million 3.125% convertible senior notes. See Item 5, Other Information for additional information.

ITEM 5.	OTHER INFORMATION

On August 4, 2008, the Company sold $200 million aggregate principal amount of 3.125% Convertible Senior Notes due 2014 (the “Notes”), to Goldman, Sachs & Co. (the “Initial Purchaser”), pursuant to a Purchase Agreement, dated July 29, 2008, between the Company and the Initial Purchaser. The Purchase Agreement and Notes were previously described in the Company’s Current Report on Form 8-K filed on July 31, 2008. On August 5, 2008, the initial purchaser elected to exercise its option to purchase $30 million of additional notes.

The Notes and the shares of the Company’s common stock, par value $0.01 per share, issuable in certain circumstances upon conversion of the Notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act. The Company offered and sold the Notes to the Initial Purchaser in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchaser is initially offering the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

The Notes are governed by an indenture, dated August 4, 2008, that the Company entered into with U.S. Bank National Association, as trustee (the “Indenture”). The Notes bear interest semiannually at a rate of 3.125% per year, payable in arrears on February 1 and August 1 of each year, beginning on February 1, 2009. The Notes mature on August 1, 2014.

The Notes are convertible into cash up to the principal amount of the Notes and shares of the Company’s common stock for any conversion value in excess of the principal amount at an initial conversion rate of 47.1342 shares of the Company’s common stock per $1,000 in principal amount of notes, which represents an initial conversion price of approximately $21.22 per share of the Company’s common stock, subject to adjustment. Holders of the Notes may convert their Notes on or after May 1, 2014 until the close of business on the second scheduled trading day immediately preceding the maturity date. Prior to May 1, 2014, the conversion of the Notes is subject to the satisfaction of certain conditions set forth below. Upon conversion, the Company will satisfy its conversion obligation by delivering cash and shares of Common Stock, if any, based on a daily settlement amount (as defined in the Indenture). Holders of the Notes who convert their Notes in connection with a fundamental change (as defined in the Indenture) will, under certain circumstances, be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date (as defined in the Indenture).

Prior to May 1, 2014, holders of the Notes may convert their Notes under any of the following conditions:

•

during any calendar quarter after the calendar quarter ending September 30, 2008, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding the calendar quarter exceeds 130% of the applicable conversion price in effect for the Notes on the last trading day of the immediately preceding calendar quarter;

•

during the five business day period after any five consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price (as defined in the Indenture) of the Company’s common stock and applicable the conversion rate on such day; or

•	upon the occurrence of certain specified corporate transactions.

The Notes are the Company’s senior unsecured obligations, ranking equal in right of payment to all of its existing and future senior indebtedness, senior in right of payment to all of its future subordinated indebtedness, structurally subordinate in right of payment to all of the future indebtedness and other liabilities of the Company’s subsidiaries, and effectively subordinate to any of the Company’s future secured indebtedness, including the secured indebtedness under the Company’s credit facility.

The Indenture provides for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Notes may be declared immediately due and payable. The principal amount of the Notes, plus accrued and unpaid interest, if any, automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

The descriptions of the Notes contained in this Quarterly Report on Form 10-Q are qualified in their entirety by reference to the Indenture attached hereto as Exhibit 4.1 and incorporated herein by reference.

On August 4, 2008, the Company also sold to Goldman, Sachs & Co. warrants to acquire, subject to anti-dilution adjustments, up to 9,426,840 shares of the Company’s common stock at a strike price of approximately $28.29 per share, also subject to adjustment. The Warrants were sold in private placements pursuant to the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act. On August 4, 2008, the Company also closed the convertible note hedge transaction that it entered into with Goldman, Sachs & Co. with respect to the Company’s common stock. The convertible note hedge transaction and the warrants were previously described in the Company’s Current Report on Form 8-K filed on July 31, 2008.

On August 5, 2008, the initial purchaser elected to exercise its option to purchase additional notes to cover over allotments, the size of the convertible note hedge and warrant transactions will be increased accordingly on a pro rata basis.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
4.1	Indenture related to the 3.125% Convertible Senior Notes due 2014, dated as of August 4, 2008, among PSS World Medical, Inc., as issuer, U.S. Bank National Association, as trustee.

4.2	Form of 3.125% Convertible Senior Note due 2014

10.1	Form of Non-statutory Stock Option Award.

10.2	Purchase Agreement dated as of July 29, 2008 among PSS World Medical and Goldman, Sachs & Co.

10.3	Convertible Bond Hedge Transaction Confirmation, dated July 29, 2008 between Goldman, Sachs & Co. and PSS World Medical, Inc.

10.4	Issuer Warrant Transaction Confirmation dated July 29, 2008 between Goldman, Sachs & Co. and PSS World Medical, Inc.

12	Seventh Amendment to the Credit Agreement, dated as of January 23, 2008, among the Company, each of the Company’s subsidiaries therein named, the lenders party to the amendment, and Bank of America, N.A., as agent for the lenders.(1)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed January 29, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 6, 2008.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)