Form 10-Q
period 2008-09-26
PSS WORLD MEDICAL INC
filed 2008-11-05
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of October 31, 2008 was 60,508,770 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SEPTEMBER 26, 2008

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•

Management’s expectation that cash flows from operations, in conjunction with borrowings under the revolving line of credit, capital markets, and/or other financing arrangements will fund future working capital needs, capital expenditures, and the overall growth in the business; and its belief that the Company continues to be well positioned to weather the current crisis in the financial markets;

•	Management’s intention to use up to $150 million of the net proceeds from its August 4, 2008 debt issuance to repay its 2.25% Convertible Senior Notes on or before March 15, 2024;

•

Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations;

•	Management’s expectation that the remaining federal and state net operating loss carryforwards will be utilized prior to their expiration date;

•	Management’s expectation that compensation cost related to non-vested restricted stock grants will be recognized over a weighted average period of 4.6 years.

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26, 2008 AND MARCH 28, 2008

(Dollars in Thousands)

	September 26, 2008	March 28, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$226,049	$21,122
Accounts receivable, net of allowance for doubtful accounts of $7,566 and $7,011 as of September 26, 2008 and March 28, 2008, respectively	240,806	237,248
Inventories	199,337	190,846
Prepaid expenses	3,506	3,146
Other current assets	18,708	56,086

Total current assets	688,406	508,448
Property and equipment, net of accumulated depreciation of $97,942 and $88,498 as of September 26, 2008 and March 28, 2008, respectively	95,866	90,680
Other Assets:
Goodwill	112,392	110,679
Intangibles, net of accumulated amortization of $20,434 and $17,834 as of September 26, 2008 and March 28, 2008, respectively	24,345	26,305
Investment in available for sale securities	16,725	11,318
Other	104,972	67,395

Total assets	$1,042,706	$814,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$149,668	$135,930
Accrued expenses	50,816	46,056
Current portion of long-term debt	151,068	150,987
Revolving line of credit	50,000	70,000
Other	14,219	11,969

Total current liabilities	415,771	414,942
Long-term debt, excluding current portion	232,284	725
Other noncurrent liabilities	64,763	64,130

Total liabilities	712,818	479,797

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 60,423,296 and 61,847,679 shares issued and outstanding at as of September 26, 2008 and March 28, 2008, respectively	594	609
Additional paid in capital	162,569	195,657
Retained earnings	160,933	136,718
Accumulated other comprehensive income	5,792	2,044

Total shareholders’ equity	329,888	335,028

Total liabilities and shareholders’ equity	$1,042,706	$814,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$491,603	$457,930	$963,817	$896,840
Cost of goods sold	344,347	325,390	677,630	636,617

Gross profit	147,256	132,540	286,187	260,223
General and administrative expenses	90,635	77,315	180,215	160,915
Selling expenses	32,161	30,763	63,427	60,314

Income from operations	24,460	24,462	42,545	38,994

Other (expense) income:
Interest expense	(2,878)	(1,533)	(4,612)	(2,891)
Interest and investment income	842	114	965	641
Other income, net	519	546	1,128	1,090

Other expense	(1,517)	(873)	(2,519)	(1,160)

Income before provision for income taxes	22,943	23,589	40,026	37,834
Provision for income taxes	9,045	9,106	15,811	14,664

Net income	$13,898	$14,483	$24,215	$23,170

Basic earnings per common share	$0.23	$0.22	$0.40	$0.35
Diluted earnings per common share	$0.23	$0.22	$0.39	$0.34

Weighted average common shares outstanding, Basic	59,941	65,806	60,472	66,300
Weighted average common shares outstanding, Diluted	60,921	67,067	61,322	67,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

(Dollars in Thousands)

	Six Months Ended
	September 26, 2008	September 28, 2007
Cash Flows From Operating Activities:
Net Income	$24,215	$23,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	1,109	(2,322)
Depreciation	9,633	9,357
Noncash compensation expense	3,372	1,857
Amortization of intangible assets	2,897	2,864
Provision for doubtful accounts	2,620	1,799
Provision for deferred compensation	870	1,669
Amortization of debt issuance costs	781	717
Loss on sales of property and equipment	34	28
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(5,425)	(8,165)
Inventories	(8,102)	(11,769)
Prepaid expenses and other current assets	2,830	5,583
Other assets	(4,056)	(8,946)
Accounts payable	13,124	13,896
Accrued expenses and other liabilities	8,387	2,690

Net cash provided by operating activities	52,289	32,428

Cash Flows From Investing Activities:
Capital expenditures	(12,514)	(9,543)
Payments for business acquisitions, net of cash acquired of $70 and $376, respectively	(2,669)	(15,095)
Proceeds from sale of available for sale securities	21,000	—
Payments for investment in available for sale securities	—	(24,064)
Proceeds from note receivable	—	2,737
Payments on nonsolicitation agreements	—	(65)
Payments for signing bonuses	(237)	(49)
Proceeds from sales of property and equipment	10	32

Net cash provided by (used in) investing activities	5,590	(46,047)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	230,000	—
Proceeds from issuance of warrants	25,368	—
Proceeds from exercise of stock options	5,634	1,665
Excess tax benefits from share-based compensation arrangements	1,510	752
Payment for purchase of convertible note hedge	(54,096)	—
Purchase of common stock	(35,642)	(49,425)
Net payments on the revolving line of credit	(20,000)	31,400
Payment for debt issue costs	(5,103)	—
Payments under capital lease obligations	(623)	(390)

Net cash provided by (used in) financing activities	147,048	(15,998)

Net increase (decrease) in cash and cash equivalents	204,927	(29,618)
Cash and cash equivalents, beginning of period	21,122	46,658

Cash and cash equivalents, end of period	$226,049	$17,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

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

The Company conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a diverse customer base. A third segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments which support the operating activities and various initiatives of the operating segments, and engages in certain other operating activities.

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

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2009 and 2008 each consist of 52 weeks or 253 selling days, respectively. The three and six months ended September 26, 2008 and September 28, 2007 each consisted of 63 and 127 selling days, respectively.

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

Marketable Securities

The Company reports marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The equity securities held by the Company at September 26, 2008 are classified as available-for-sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholder’s equity. See Footnotes 2, 4 and 9, Equity Investment, Comprehensive Income, and Fair Value Measurements, respectively.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have an impact on he Company’s financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Entities are required to apply FSP APB 14-1 retrospectively for all periods presented. The Company is in the process of determining the effect the adoption of FSP APB 14-1 will have on its financial condition, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect, if any, the adoption of EITF 07-5 will have on its financial position, results of operations or cash flows.

Stock Repurchase Program

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 28, 2008, there were 0.4 million shares available for repurchase under existing stock repurchase programs. On April 2, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the second quarter of fiscal year 2009, in connection with the debt offering, the Company repurchased approximately 2.1 million shares of common stock at an average price of $16.64 per common share for approximately $35.0 million. See Footnote 3, Debt, for additional information. At September 26, 2008, approximately 1.4 million shares were available for repurchase under this program and do not have an expiration date.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 28, 2008 to September 26, 2008:

(in thousands)	Shares
Balance, March 28, 2008	403
Shares authorized for repurchase	3,093
Shares repurchased	(2,138)

Balance, September 26, 2008	1,358

2.	EQUITY INVESTMENT

On June 29, 2007, the Company made a $24,064 investment (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. The Company has classified this non-current investment as “available-for-sale” in accordance with SFAS 115. This investment was marked-to-market based on quoted market prices as of September 26, 2008. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, $2.8 million net of tax, or $0.04 per common share. Proceeds of $21.0 million were received during the six months ended September 26, 2008.

As of September 26, 2008, the aggregate fair value of the remaining investment is $16,725. During the six months ended September 26, 2008, the Company recorded an unrealized holding gain of $5,407, of which $3,355 was recorded in other comprehensive income and $2,052 was recorded as a deferred tax liability.

3.	DEBT

Debt consists of the following:

(in thousands)	As of
	September 26, 2008	March 28, 2008
Revolving line of credit	$50,000	$70,000
2.25% convertible senior notes	150,000	150,000
3.125% convertible senior notes	230,000	—
Capital lease obligations	3,352	1,712

Total debt	433,352	221,712
Less: Current portion of long-term debt(a)	201,068	220,987

Long-term debt	$232,284	$725

(a)	During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt. See Footnote 1, Background and Basis of Presentation, for additional information.

Revolving Line of Credit

The Company had $50.0 million in outstanding borrowings under the revolving line of credit at September 26, 2008. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $148.8 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended September 26, 2008 and September 28, 2007 was 3.92% and 7.49%. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended September 26, 2008 and September 28, 2007 was 3.98% and 7.44%. This decrease in rates relates to the use of an interest rate swap agreement during fiscal year 2009, as discussed below.

On February 14, 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement was to hedge the variable interest rate of the revolving line of credit. The notional amount of the swap is $50 million. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable credit spread as determined by the Credit Agreement.

The interest rate swap has been designated as a cash flow hedge in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value are recognized in Accumulated other comprehensive income in the accompanying Consolidated balance sheets. Under the terms of the interest rate swap agreement, the Company makes monthly payments based on the fixed rate and receives interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. The unrealized holding loss on the interest rate swap for the three months ended September 26, 2008 represents the fair value adjustment of $82, of which $51 is recorded in other comprehensive income net of related income taxes of $31. The unrealized holding gain on the interest rate swap for the six months ended September 26, 2008 represents the fair value adjustment of $631, of which $392 is recorded in other comprehensive income net of related income taxes of $239.

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

As of September 26, 2008, the fair value of the 2.25% $150 million convertible senior notes was approximately $177.3 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended September 26, 2008; therefore, the notes may not be converted during the Company’s third quarter of fiscal year 2009.

On each of March 15, 2009, March 15, 2014, and March 15, 2019, holders of the 2.25% $150 million convertible senior notes have the option to require the Company to purchase any notes at 100% of the principal amount of the notes plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable (“put option”). As such, the 2.25% $150 million convertible senior notes have been classified as short-term debt on the Company’s Unaudited Condensed Consolidated Balance Sheet as of September 26, 2008. During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt. See Footnote 1, Background and Basis of Presentation, for additional information.

On or after March 15, 2009, the Company has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest and liquidated damages, if any or applicable.

As of September 26, 2008, the Company has a deferred income tax liability of $14,039 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.00 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, would not have a material impact on the Company’s effective tax rate.

3.125% Convertible Senior Notes

In August 2008, the Company issued $230 million principal amount of 3.125% convertible senior notes, which mature on August 1, 2014. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under the following circumstances: (i) if the Company has called the notes for redemption; (ii) in the event of a fundamental change, as defined in the indenture, such as a merger, acquisition, or liquidation; (iii) on or after May 1, 2014 and prior to the close of business on the second scheduled trading day immediately preceding August 1, 2014; (iv) prior to May 1, 2014, during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate; (v) prior to May 1, 2014, during any calendar quarter after September 30, 2008 in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 130% of the applicable conversion price of $21.22 per share; or (vi) upon certain specified corporate events as discussed in the indenture governing the notes.

A note holder may not exercise its conversion right with respect to all or any portion of a note, if such conversion would cause the note holder to become a beneficial owner of more than 9.9% of the Company’s outstanding voting stock. The initial conversion rate is 47.1342 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $21.22 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

As of September 26, 2008, the fair value of the 3.125% $230 million convertible senior notes was approximately $250.5 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended September 26, 2008; therefore, the notes may not be converted during the Company’s third quarter of fiscal year 2009.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Stock Repurchase Program in Footnote 1, Background and Basis of Presentation, for additional information. The Company intends to use up to $150 million of the net proceeds to repay its 2.25% Convertible Senior notes on or before March 15, 2024. Remaining proceeds will be used for general corporate purposes.

Convertible Note Hedge Transactions

In connection with the offering of the notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “purchased options”) with a major financial institution (the “counterparty”). The Company paid an aggregate amount of $54.1 million to the counterparty for the purchased options. The purchased options cover, subject to anti-dilution adjustments substantially identical to those in the notes, approximately 10.8 million shares of common stock at a strike price that corresponds to the initial conversion price of the notes, also subject to adjustment, and are exercisable at each conversion date of the notes. The purchased options will expire upon the earlier of (i) the last day the notes remain outstanding or (ii) the second scheduled trading day immediately preceding the maturity date of the notes.

The purchased options are intended to reduce the potential dilution upon conversion of the notes in the event that the market value per share of the common stock, as measured under the notes, at the time of exercise is greater than the conversion price of the notes. The options have been accounted for as an adjustment to the Company’s stockholders’ equity, net of deferred tax assets of $20,993, recorded in other long term assets on the Condensed Consolidate Balance Sheets.

The purchased options are separate transactions, entered into by the Company with the counterparty, and are not part of the terms of the notes. Holders of the notes will not have any rights with respect to the purchased options.

Warrant Transactions

The Company also entered into warrant transactions (the “warrants”), whereby the Company sold to the counterparty warrants in an aggregate amount of $25.4 million to acquire, subject to anti-dilution adjustments, up to 10.8 million shares of common stock at a strike price of $28.29 per share of common stock, also subject to adjustment. The warrants will expire after the purchased options in approximately ratable portions on a series of expiration dates commencing on November 3, 2015.

If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. The warrants have been accounted for as an adjustment to the Company’s stockholders’ equity.

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the notes. Holders of the notes do not have any rights with respect to the warrants.

4.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and six months ended September 26, 2008 and September 28, 2007:

(in thousands)	For the Three Months Ended		For the Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income	$13,898	$14,483	$24,215	$23,170
Unrealized holding gains on available-for-sale investments, net of income taxes	1,546	13,714	3,355	13,714
Unrealized holding (losses) gains on interest rate swap, net of income taxes	(51)	—	392	—

Comprehensive income	$15,393	$28,197	$27,962	$36,884

The unrealized holding gain on available-for-sale investments for the three months ended September 26, 2008 represents the fair value adjustment of $2,494, of which $1,546 is recorded in other comprehensive income net of related income taxes of $948. The unrealized holding gain on available-for-sale investments for the six months ended September 26, 2008 represents the fair value adjustment of $5,407, of which $3,355 is recorded in other comprehensive income net of related income taxes of $2,052. These unrealized holding gains relate to the Company’s investment in athenahealth, as discussed in Footnote 2, Equity Investment.

The unrealized holding loss on the interest rate swap for the three months ended September 26, 2008 represents the fair value adjustment of $82, of which $51 is recorded in other comprehensive income net of related income taxes of $31. The unrealized holding gain on the interest rate swap for the six months ended September 26, 2008 represents the fair value adjustment of $631, of which $392 is recorded in other comprehensive income net of related income taxes of $239. These unrealized holding gains and losses relate to the Company’s interest rate swap, as discussed in Footnote 3, Debt.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of outstanding convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended September 26, 2008 and September 28, 2007:

(in thousands)	For the Three Months Ended		For the Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Denominator-weighted average shares outstanding used in computing basic earnings per common share	59,941	65,806	60,472	66,300
Assumed exercise of stock options(a)	458	625	480	657
Assumed vesting of restricted stock	164	94	158	118
Assumed conversion of 2.25% convertible senior notes	358	542	212	841

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	60,921	67,067	61,322	67,916

(a)	Options to purchase approximately 200,000 and 301 shares of outstanding common stock at September 26, 2008 and September 28, 2007, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ inclusion would be antidilutive.

6.	STOCK-BASED COMPENSATION

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

Total stock-based compensation expense during the three months ended September 26, 2008 and September 28, 2007 was approximately $1,488 and $841, respectively, with related income tax benefits of $518 and $314, respectively. Total stock-based compensation expense during the six months ended September 26, 2008 and September 28, 2007 was approximately $2,783 and $1,427, respectively, with related income tax benefits of $955 and $529, respectively.

The Company’s Unaudited Condensed Consolidated Statements of Cash Flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Income tax benefits of $1,510 and $752 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the six months ended September 26, 2008 and September 28, 2007, respectively.

Outstanding stock-based awards granted under equity incentive plans as of September 26, 2008 and March 28, 2008 are as follows:

	Performance-Based Awards		Time-Based Awards		Stock Options
	Performance Shares	PARS	Shares	Deferred Units	Shares
(in thousands)	Units	Shares
Balance, March 28, 2008	99	610	344	9	1,774
Granted	122	122	79	—	200
Vested / Exercised	—	—	(140)	—	(541)
Forfeited	—	(28)	(14)	—	—
Expired	—	—	—	—	(63)

Balance, September 26, 2008	221	704	269	9	1,370

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

Based on these assumptions, the estimated fair value of the options granted during the second quarter of fiscal year 2009 was approximately $1,456.

As of September 26, 2008, there was $1,382 of unrecognized compensation cost related to the options granted during the second quarter of fiscal year 2009. The compensation cost related to the options is expected to be recognized over a weighted average period of 5.0 years.

Restricted Stock Awards

The Company issues (i) restricted stock which vests based on the recipient’s continued service over time (“Time-Based Awards”) and (ii) restricted stock or restricted stock units which vest based on the Company achieving specified performance measurements (“Performance-Based Awards”).

Time-Based Awards

The Company measures the fair value of Time-Based Awards on the date of grant based on the closing stock price. The related compensation expense is recognized on a straight-line basis net of estimated forfeitures over the vesting period, which normally ranges from 2 to 5 years.

Performance-Based Awards

During the first quarter of fiscal year 2009, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock (“PARS”) to the Company’s top six officers. These awards were granted under the Company’s 2006 Incentive Plan.

The Performance Shares will vest after three years and convert to shares of common stock based on the Company’s achievement of certain cumulative earnings per share growth targets, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. These awards, which are denominated in terms of a target number of shares, will be forfeited if performance falls below a designated threshold level and may vest for up to 250% of the target number of shares for exceptional performance. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance.

The PARS awards will vest on the five-year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards’ vesting period of five years based on the Company’s estimate of its cumulative earnings per share growth rate. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

As of September 26, 2008, there was $17,523 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 4.6 years.

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

	For the Three Months Ended		For the Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net Sales:
Physician Business	$341,761	$320,171	$673,147	$626,416
Elder Care Business	149,485	137,759	289,891	270,424
Corporate Shared Services	357	—	779	—

Total net sales	$491,603	$457,930	$963,817	$896,840

Income from Operations:
Physician Business	$26,163	$20,910	$48,373	$39,427
Elder Care Business	8,399	6,963	13,852	11,549
Corporate Shared Services	(10,102)	(3,411)	(19,680)	(11,982)

Total income from operations	$24,460	$24,462	$42,545	$38,994

Income Before Provision for Income Taxes:
Physician Business	$25,531	$20,082	$47,232	$37,899
Elder Care Business	6,406	4,992	9,898	7,622
Corporate Shared Services	(8,994)	(1,485)	(17,104)	(7,687)

Total income before provision for income taxes	$22,943	$23,589	$40,026	$37,834

	As of
	September 26, 2008	March 28, 2008
Total Assets:
Physician Business	$435,701	$447,711
Elder Care Business	275,705	264,977
Corporate Shared Services	331,300	102,137

Total assets	$1,042,706	$814,825

8.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company believes the outcome of proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

Purchase Commitments

During fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $20,539 at September 26, 2008 based on management’s estimate of current pricing.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of September 26, 2008, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

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

Level 3: Financial assets and liabilities whose values are based on prices or valuations that require inputs that are both significant to the fair value measurement and unobservable (i.e., an entity’s own data).

As of September 26, 2008, the Company’s financial assets and/or liabilities are categorized as Level 1 or Level 2. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 26, 2008, by level within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Total
Available-for-sale equity securities(a)	$16,725	$—	$16,725
Interest rate swap(b)	—	307	307
Deferred compensation(c)	58,241	—	58,241

Total	$74,966	$307	$75,273

(a)	Relates to the Company’s investment in athenahealth, Inc., which is included in “Investment in available for sale securities” on the Company’s Unaudited Condensed Consolidated Balance Sheet. This investment is measured using quoted market prices.
(b)	Related to the Company’s interest rate swap on its revolving line of credit. See Footnote 3, Debt, for further information. The interest rate swap is valued using quoted market prices and significant observable inputs.
(c)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in “Other noncurrent liabilities” on the Company’s Unaudited Condensed Consolidated Balance Sheet. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

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

10.	INCOME TAXES

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $93 as of March 28, 2008. There have been no material changes to this balance during the six months ended September 26, 2008.

The tax years subject to examination by major tax jurisdictions include the fiscal year ended April 1, 2005 and forward by the U.S. Internal Revenue Service, and the fiscal year ended April 2, 2004 and forward for certain states.

FIN 48 Disclosures

There were no significant changes to the Company’s uncertain tax positions in the first quarter of the Company’s fiscal year 2009. For a detail of the Company’s uncertain tax positions, please refer to Footnote 11 – Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended March 28, 2008, filed on May 23, 2008.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the six months ended September 26, 2008 and September 28, 2007 are as follows:

	Six Months Ended
	September 26, 2008	September 28, 2007
Cash paid for:
Interest	$3,069	$2,050
Income taxes, net	$12,182	$17,438

There were no material non-cash accruals during the six months ended September 26, 2008 or September 28, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PSSI is a market-leading company in the two alternate-site segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of Select™ and specialty brand products; innovative information systems and technology that serve its core markets; innovative marketing programs; and a culture of performance.

EXECUTIVE OVERVIEW

During the second quarter of fiscal year 2009, the Company continued profitable growth despite the volatile economic environment. Sales grew 7.4% at the consolidated level and 6.7% and 8.5% in the Physician and Elder Care Businesses, respectively, during the quarter when compared to the second quarter of fiscal year 2008.

The Company recorded sales growth throughout all product lines within the Physician Business and across each customer segment within the Elder Care Business during the second quarter and year-to-date periods compared to the prior year. Included in current period sales growth, the Company’s Select brand product sales grew 15.3% and 26.5% during the quarter and 18.5% and 25.0% during the year-to-date period in the Physician and Elder Care Businesses, respectively. This growth is a result of the Company’s continued efforts to promote its globally-sourced brand through sales and marketing initiatives.

Income from operations of $24.5 million during the second quarter of fiscal year 2009 remained consistent with the prior year and increased 9.1% or $3.6 million to $42.5 million for the six months ended September 26, 2008 compared to the prior year period. This was primarily the result of the net sales growth discussed above. Included in the second quarter of fiscal year 2008 was a $3.2 million reversal of previously accrued long-term employee incentive compensation.

Cash flow from operations during the six months ended September 26, 2008 was approximately $52.3 million. Operating income growth and the timing of income tax payments were the primary drivers of cash flow from operations during this period.

With the significant tightening of the business and consumer credit markets, the Company has remained focused on credit management and the collection of its receivable balances, with additional investments in credit and collections training and continued focus on aged balances. During the second quarter of fiscal year 2009, days sales outstanding decreased from 42.6 days to 40.8 days in the Physician Business and from 50.7 days to 50.1 days in the Elder Care business, when compared to the same quarter in the prior year.

The following significant event impacted the Company during the second quarter:

3.125% Convertible Senior Notes Offering

During the second quarter of fiscal year 2009, the Company issued $230 million principal amount of 3.125% convertible senior notes. The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrent with this offering. The Company also entered into convertible note hedge transactions with the initial purchaser and/or its affiliates and, separately, sold warrants to the initial purchaser and/or its affiliates. The

Company used a portion of the net proceeds of the offering, and of the warrants it sold, to pay the costs of its hedge transactions. The Company intends to use up to $150 million of the net proceeds to repay its 2.25% Convertible Senior Notes on or before March 15, 2024. Remaining proceeds will be used for general corporate purposes. See Footnote 3, Debt, for additional information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 26, 2008		September 28, 2007		Percent Change	September 26, 2008		September 28, 2007		Percent Change
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales		Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$341.8	$5.4	$320.2	$5.1	6.7%	$673.1	$5.3	$626.4	$4.9	7.5%
Elder Care Business	149.5	2.4	137.7	2.2	8.5%	289.9	2.3	270.4	2.1	7.2%
Corporate Shared Services	0.3	—	—	—	100.0%	0.8	—	—	—	100.0%

Total Company	$491.6	$7.8	$457.9	$7.3	7.4%	$963.8	$7.6	$896.8	$7.0	7.5%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 26, 2008	September 28, 2007	Percent Change	September 26, 2008	September 28, 2007	Percent Change
Branded	$173.9	$167.0	4.2%	$347.6	$331.0	5.0%
Select	41.3	35.8	15.3%	81.7	68.9	18.5%
Pharmaceuticals	80.0	73.7	8.6%	156.0	141.4	10.3%
Equipment	37.3	35.1	6.2%	69.0	67.7	2.0%
Immunoassay	6.6	6.5	2.2%	13.9	13.4	3.9%
Other	2.7	2.1	24.1%	4.9	4.0	24.0%

Total	$341.8	$320.2	6.7%	$673.1	$626.4	7.5%

Net sales growth during the three months and six months ended September 26, 2008 was primarily driven by continued momentum in the consumable, equipment, and pharmaceutical sales growth programs. During the second quarter of fiscal year 2009 the Physician Business and many of its customers were negatively impacted by Tropical Storm Faye and Hurricanes Ike and Gustav. The Company estimated approximately $3.0 million of lost revenues during the quarter as a result of these storms. Despite these events, the Physician Business experienced growth across all product lines. Select product sales increased during the three and six months ended September 26, 2008 due to the Company’s continued focus on promoting its globally-sourced Select products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products. In spite of these conversions, branded product sales saw an increase in volume resulting in period over period growth in the branded product line.

Pharmaceutical sales increased primarily as a result of growth in the Company’s non-controlled drugs product line and, in part, to the introduction of additional products to the Company’s offering during the first quarter of fiscal year 2009. The Company reentered the influenza vaccine market on an agency basis during fiscal year 2009. As such, the Company is relieved from inventory risk and recognizes fees received from its supplier on a net revenue recognition basis. Influenza vaccine sales contributed approximately $1.2 million to revenue during the three and six months ended September 26, 2008.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 26, 2008	September 28, 2007	Percent Change	September 26, 2008	September 28, 2007	Percent Change
Nursing home and assisted living facilities	$90.6	$85.3	6.1%	$176.7	$167.7	5.4%
Hospice and home health care agencies	41.2	36.4	13.3%	79.4	71.5	11.1%
Billing services	4.3	3.3	29.4%	7.8	6.4	20.9%
Other	13.4	12.7	5.4%	26.0	24.8	4.7%

Total	$149.5	$137.7	8.5%	$289.9	$270.4	7.2%

Net sales during the three and six months ended September 26, 2008 compared to the same periods in the prior year increased approximately $11.8 million and $19.5 million, respectively. The Company’s net sales growth in the hospice and home health care lines of business during the quarter benefited from an increase in independent home health agency sales and reflects the successful execution of its business growth strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. In addition, the nursing home and assisted living segment grew primarily from increased penetration into independent skilled nursing facilities, where sales grew 5.3% and 15.6% during the three and six months ended September 26, 2008 when compared to the same periods in the prior year.

Across its Elder Care customer segments, Select product sales increased 26.5% and 25.0% during the three and six months ended September 26, 2008, when compared to the same periods in the prior year due to the Company’s focus on promoting its globally sourced products.

GROSS PROFIT

Gross profit for the Physician and Elder Care Businesses increased $9.2 million and $5.3 million, respectively, from the same quarter in the prior year and $16.8 million and $9.0 million on a year to date basis. These increases were primarily due to the growth in net sales discussed above, as well as the Company’s continued focus on its sourcing strategies, operations simplicity, and margin enhancement initiatives. The Company’s sourcing strategies are designed to improve the Physician and Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	September 26, 2008		September 28, 2007		Increase	September 26, 2008		September 28, 2007		Increase
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales		Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$51.1	14.9%	$48.3	15.1%	$2.8	$101.6	15.1%	$96.3	15.4%	$5.3
Elder Care Business(a)	29.4	19.7%	25.8	18.7%	3.6	58.9	20.3%	52.7	19.5%	6.2
Corporate Shared Services(b)	10.1	2.1%	3.2	0.7%	6.9	19.7	2.1%	11.9	1.3%	7.8

Total Company(b)	$90.6	18.4%	$77.3	16.9%	$13.3	$180.2	18.7%	$160.9	17.9%	$19.3

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses increased during the three months ended September 26, 2008, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $1.6 million for the National Meeting which took place in September during the current fiscal quarter compared to September and October during the prior year fiscal quarters; (ii) an increase of $1.7 million in bonus expense for the quarter, related to a combination of new incentive compensation plans introduced during fiscal year 2009 and stronger operating performance; and (iii) an increase of $0.9 million in payroll related expenses related to headcount increases in support of strategic growth initiatives.

General and administrative expenses increased during the six months ended September 26, 2008, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $1.4 million due to the timing of the National Meeting during fiscal year 2009 when compared to fiscal year 2008; (ii) an increase of $2.6 million related to bonus expense for the year related to a combination of new incentive compensation plans introduced during fiscal year 2009 and stronger operating performance; (iii) an increase of $2.0 million in payroll related charges; and (iv) an increase of $1.0 million for relocation expenses due to the Company’s realignment of its organizational structure from four regions to six regions. Partially offsetting these increases are costs incurred during the six months ended September 28, 2007 including additional costs of $1.3 million related to the Company’s national launch of its Select and healthcare information technology marketing programs.

Elder Care Business

General and administrative expenses as a percentage of net sales increased during the three months ended September 26, 2008, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $1.4 million in payroll related charges and (ii) an increase of $1.3 million in freight and net fuel costs primarily due to rising fuel prices.

General and administrative expenses as a percentage of net sales increased during the six months ended September 26, 2008, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $2.5 million in freight and net fuel costs primarily due to rising fuel prices; (ii) an increase of $1.7 million in payroll related charges; and (iii) an increase of $1.1 million related to additional bad debt expense due to the bankruptcy of one of the Elder Care Business’ customers.

Corporate Shared Services

General and administrative expenses for the three months ended September 26, 2008 increased $7.0 million when compared to the same period in the prior year. This increase is primarily attributable to (i) an increase of $5.0 million in bonus expense, related to a combination of new incentive compensation plans introduced during fiscal year 2009, an increase in payout estimates based on management’s quarterly review of performance achievement and the reversal of $3.2 million in the second quarter of the prior year; (ii) an increase of $1.4 million related to medical insurance costs; and (iii) a $0.8 million increase in payroll related costs due to an increase in full-time employees and compensation. Partially offsetting these increases is a $1.5 million decrease in settlement and legal costs related to the Florida Department of Health’s inspection of the Company’s operations for compliance with State Pedigree laws in fiscal year 2008.

General and administrative expenses for the six months ended September 26, 2008 increased $7.9 million when compared to the same period in the prior year. This increase is primarily attributable to (i) an increase of $5.7 million in bonus expense, related to a combination of new incentive compensation plans introduced during fiscal year 2009, an increase in payout estimates based on management’s quarterly review of performance achievement and the reversal of $3.2 million in the second quarter of the prior year; (ii) an increase of $2.4 million related to medical insurance costs; (iii) a $1.9 million increase in payroll related costs due to an increase in full-time employees and compensation; and (iv) $1.4 million increase in stock compensation expense related to new long term incentive plans introduced during fiscal year 2008. Partially offsetting these increases is a $3.9 million decrease in settlement and legal costs related to the Florida Department of Health’s inspection of the Company’s operations for compliance with State Pedigree laws in fiscal year 2008.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 26, 2008		September 28, 2007		Increase	September 26, 2008		September 28, 2007		Increase
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales		Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$26.8	7.8%	$25.7	8.0%	$1.1	$53.0	7.9%	$50.4	8.1%	$2.6
Elder Care Business	5.4	3.6%	5.1	3.7%	0.3	10.4	3.6%	9.9	3.6%	0.5

Total Company	$32.2	6.5%	$30.8	6.7%	$1.4	$63.4	6.6%	$60.3	6.7%	$3.1

Overall, the change in selling expenses is attributable to an increase in commission expense due to the growth in net sales discussed above. A majority of the Company’s sales representatives are fully commission-based. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Six Months Ended
	September 26, 2008		September 28, 2007		Decrease	September 26, 2008		September 28, 2007		Increase
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate		Amount	Effective Rate	Amount	Effective Rate
Total Company	$9.0	39.4%	$9.1	38.6%	$(0.1)	$15.8	39.5%	$14.7	38.8%	$1.1

The increase in the effective rate period over period is primarily attributable to adjustments related to the Company’s investments in company-owned life insurance policies used to fund certain deferred compensation plan liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management monitors operational working capital performance through the following:

	As of
	September 26, 2008		September 28, 2007
Days Sales Outstanding:(a)
Physician Business	40.8		42.6
Elder Care Business	50.1		50.7

Days On Hand:(b)
Physician Business	52.2		48.8
Elder Care Business	52.8		56.1

Days in Accounts Payable:(c)
Physician Business	40.7		44.9
Elder Care Business	28.1		27.9

Cash Conversion Days:(d)
Physician Business	52.3		46.5
Elder Care Business	74.8		78.9

Inventory Turnover:(e)
Physician Business	6.9	x	7.4	x
Elder Care Business	6.8	x	6.4	x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	September 26, 2008	March 28, 2008
Capital Structure:
Convertible senior notes	$380.0	$150.0
Revolving line of credit	50.0	70.0
Other Debt	3.4	1.7
Cash and cash equivalents	(226.0)	(21.1)

Net debt	207.4	200.6
Shareholders’ equity	329.9	335.0

Total capital	$537.3	$535.6

Operational Working Capital:
Accounts receivable, net	$240.8	$237.2
Inventories	199.3	190.8
Accounts payable	(149.7)	(135.9)

	$290.4	$292.1

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended September 26, 2008 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $0.4 million.

Cash flows from operating activities during the six months ended September 26, 2008 and September 28, 2007 include the utilization of $0.5 million and $0.1 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. Cash flows from operating activities were also impacted by cash payments made or refunds received for Federal and state taxes.

As of September 26, 2008, the Company has $6,981 (tax effected) of Federal and state NOL carryforwards and expects to utilize the remaining NOL carryforwards prior to their expiration date. Of the total NOL carryforwards, $4,854 relates to the acquisition of Activus Healthcare Solutions, Inc. and are expected to be utilized over the next 20 fiscal years.

As of September 26, 2008, the Company has a deferred income tax liability of $14,039 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.0 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, will not impact the Company’s effective tax rate.

Cash Flows from Investing Activities

Net cash provided (used) by investing activities was $5.6 million and $(46.0) million during the six months ended September 26, 2008 and September 28, 2007, respectively, and was primarily impacted by the following factors:

•

On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $24.1 million, including $1.6 million of legal and other professional fees, all of which was paid during the six months ended September 28, 2007. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, $2.8 million, net of taxes, or $0.04 per common share. Proceeds of $21.0 million related to the sale of shares were received during the six months ended June 27, 2008.

•

Payments for business combinations, net of cash acquired, were $2.7 million and $15.1 million during the six months ended September 26, 2008 and September 28, 2007, respectively, and consisted of the following:

During the six months ended September 26, 2008, the Company acquired Cascade Medical Supply, a Washington-based distributor of Medicare Part B and Medicaid billing services and supplies to nursing and assisted living facilities. The maximum aggregate purchase price, after certain adjustments as set forth in the purchase agreement, was approximately $2.7 million (net of cash acquired of $0.1 million). Payments totaling $2.7 million were made during the six months ended September 26, 2008 from cash on hand.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million (net of cash acquired of $0.4 million). Payments totaling $13.2 million were made during the six months ended September 28, 2007 from cash on hand.

On September 30, 2005, the Physician Business acquired Southern Anesthesia & Surgical, Inc. During the three months ended June 29, 2007, the Company made a final payment of $1.5 million, as outlined in the purchase agreement.

•

Capital expenditures totaled $12.5 million and $9.5 million during the six months ended September 26, 2008 and September 28, 2007, respectively, of which approximately $8.3 million and $5.2 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions were approximately $3.0 million and $1.7 million during the six months ended September 26, 2008 and September 28, 2007.

Cash Flows From Financing Activities

Net cash provided (used) by financing activities was $147.0 million and $(16.0) million during the six months ended September 26, 2008 and September 28, 2007, respectively. Net cash provided or used by financing activities during the six months ended September 26, 2008 and September 28, 2007, respectively, were mainly impacted by the following factors:

•

The Company issued $230.0 million of 3.125% convertible senior notes during the six months ended September 26, 2008. In conjunction with this offering the Company received $25.4 million from the issuance of warrants, paid $54.1 million for the purchase of a convertible note hedge, and paid debt issuance costs of approximately $5.1 million.

•

The Company repurchased approximately 2.1 million shares of common stock at an average price of $16.67 per common share for approximately $35.6 million concurrently with the convertible debt offering. The Company repurchased approximately 2.8 million shares of common stock at an average price of $17.71 per common share for approximately $49.4 million during the six months ended September 28, 2007.

•

The Company received proceeds from the exercise of stock options of approximately $5.6 million and $1.7 million during the six months ended September 26, 2008 and September 28, 2007, respectively. The Company recognized related excess tax benefits of $1.5 million and $0.8 million during the six months ended September 26, 2008 and September 28, 2007, respectively.

•

The Company made net repayments of $20.0 million on its revolving line of credit during the six months ended September 26, 2008. The Company borrowed approximately $31.4 million on its revolving line of credit during the six months ended September 28, 2007.

Capital Resources

The credit markets have recently experienced adverse conditions, and volatility within these markets may increase the costs associated with issuing or refinancing debt because of increased spreads over relevant interest rate benchmarks. The Company continues to be well positioned to weather the current crisis in the financial markets, however, there can be no guarantee that recent disruptions in the overall economy and the financial markets will not adversely impact our business and results of operations.

The Company’s three main sources of capital are the proceeds from the 2.25% $150 million convertible senior notes offering, proceeds from the 3.125% $230 million convertible senior notes offering, and the $200.0 million revolving line of credit. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is primarily collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

2.25% $150 Million Convertible Senior Notes

The 2.25% $150 million convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis. The Contingent Conversion Trigger was not met during the three months ended September 26, 2008; therefore, the notes may not be converted during the Company’s third quarter of fiscal year 2009.

On each of March 15, 2009, March 15, 2014 and March 15, 2019, holders of the 2.25% $150 million convertible senior notes have the option to require the Company to purchase notes at 100% of the principal amount of the notes plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable.

On or after March 15, 2009, the Company at any time has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable.

As of September 26, 2008, the fair value of the 2.25% $150 million convertible senior notes was approximately $177.3 million.

As of September 26, 2008, the Company has a deferred income tax liability of $14,039 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.00 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, would not have a material impact on the Company’s effective tax rate.

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

3.125% $230 Million Convertible Senior Notes

In August 2008, the Company issued $230 million principal amount of 3.125% convertible senior notes, which mature on August 1, 2014. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the

Company’s common stock for any conversion value in excess of the principal amount under the following circumstances: (i) if the Company has called the notes for redemption; (ii) in the event of a Fundamental Change, such as a merger, acquisition, or liquidation; (iii) on or after May 1, 2014 and prior to the close of business on the second scheduled trading day immediately preceding August 1, 2014; (iv) prior to May 1, 2014, during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate; (v) prior to May 1, 2014, during any calendar quarter after September 30, 2008 in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 130% of the applicable conversion price of $21.22 per share; or (vi) upon specified corporate events as discussed in the indenture governing the notes.

A note holder may not exercise its conversion right with respect to all or any portion of a note, if such conversion would cause the note holder to become a beneficial owner of more than 9.9% of the Company’s outstanding voting stock. The initial conversion rate is 47.1342 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $21.22 per share. The conversion rate is subject to adjustment if certain events occur, such as stock dividends or other distributions of cash, securities, indebtedness or assets; stock splits and combinations; issuances of rights or warrants; tender offers; or repurchases.

As of September 26, 2008, the fair value of the 3.125% $230 million convertible senior notes was approximately $250.5 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended September 26, 2008; therefore, the notes may not be converted during the Company’s third quarter of fiscal year 2009.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Stock Repurchase Program in Footnote 1, Background and Basis of Presentation, for additional information. The Company intends to use up to $150 million of the net proceeds to repay its 2.25% Convertible Senior notes on or before March 15, 2024. Remaining proceeds will be used for general corporate purposes.

Convertible Note Hedge Transactions

In connection with the offering of the notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “purchased options”) with a major financial institution., (the “counterparty”). The Company paid an aggregate amount of $54.1 million to the counterparty for the purchased options. The purchased options cover, subject to anti-dilution adjustments substantially identical to those in the notes, approximately 10.8 million shares of common stock at a strike price that corresponds to the initial conversion price of the notes, also subject to adjustment, and are exercisable at each conversion date of the notes. The purchased options will expire upon the earlier of (i) the last day the notes remain outstanding or (ii) the second scheduled trading day immediately preceding the maturity date of the notes.

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

Warrant Transactions

The Company also entered into warrant transactions (the “warrants”), whereby the Company sold to the counterparty warrants in an aggregate amount of $25.4 million to acquire, subject to anti-dilution adjustments, up to 10.8 million shares of common stock at a strike price of $28.29 per share of common stock, also subject to adjustment. The warrants will expire after the purchased options in approximately ratable portions on a series of expiration dates commencing on November 3, 2015.

If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. The warrants have been accounted for as an adjustment to the Company’s stockholders’ equity.

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the notes. Holders of the notes do not have any rights with respect to the warrants.

Revolving Line of Credit

The Company had $50.0 million in outstanding borrowings under the revolving line of credit at September 26, 2008. The Credit Agreement permits maximum borrowings of up to $200 million, which may be increased to $250 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $148.8 million (excluding the additional increase of $50 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended September 26, 2008 and September 28, 2007 was 3.98% and 7.44%, respectively.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. During the six months ended September 26, 2008 and September 28, 2007, the Company has not entered into any new material working capital commitments that require funding.

Debt Rating

The Company’s debt is rated by a nationally recognized rating agency, Standard and Poor’s Ratings Services (“S&P”). Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. On October 10, 2008, S&P revised its ratings outlook from stable to positive and reaffirmed the Company’s credit rating of “BB.” This revision was attributable to the Company’s solid operating performance and its ability to manage credit in the current environment. Agency ratings are always subject to change, and there can be no assurance that a ratings agency will continue to rate the Company or its debt, and/or maintain its current ratings. Management cannot predict the effect that a negative change in debt ratings will have on the Company’s liquidity or whether the Company will maintain adequate ratings as required by the convertible notes indenture. Additionally, any decreases in the Company’s debt rating could impact the Company’s convertible notes, as holders may present the notes for redemption should the Company’s debt rating fall below a certain level.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services:

	Fiscal Years					Thereafter	Total
(in thousands)	2009	2010	2011	2012	2013
Revolving line of credit(a), (b)	$1,762	$2,394	$2,750	$2,750	$51,375	$—	$61,031
2.25% convertible senior notes(b), (c)	151,688	—	—	—	—	—	151,688
3.125% convertible senior notes(b), (d)	3,534	7,188	7,188	7,188	7,188	240,781	273,067
Outstanding letters of credit	163	33	—	—	—	—	196
Operating lease obligations(e)	11,849	21,168	16,300	12,757	7,564	7,073	76,711
Capital lease obligations(b)	765	1,081	1,030	847	2	—	3,725
Purchase commitments(f), (g)	9,824	15,178	—	—	—	—	25,002

Total(h)	$179,585	$47,042	$27,268	$23,542	$66,129	$247,854	$591,420

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until September 30, 2012. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until September 30, 2012. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels of borrowings.
(b)	Amounts include interest expense.
(c)	The 2.25% $150 million convertible debt due 2024 is classified as short term due to a one-day put option on March 15, 2009. See additional provisions relating to the Company’s debt in Footnote 3, Debt.
(d)	The 3.125% $230 million convertible debt, due 2014 is discussed further in Footnote 3, Debt.
(e)	Amounts represent contractual obligations for operating leases of the Company as of September 26, 2008. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.
(f)	If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of September 26, 2008, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.
(g)	During the fourth quarter of fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $20.5 million at September 26, 2008 and are based on management’s estimate of current pricing.

(h)	As of September 26, 2008, the Company had gross unrecognized tax benefits of $2.2 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have an impact on he Company’s financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Entities are required to apply FSP APB 14-1 retrospectively for all periods presented. The Company is in the process of determining the effect the adoption of FSP APB 14-1 will have on its financial condition, results of operations and cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect, if any, the adoption of EITF 07-5 will have on its financial position, results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to unprecedented recent increases in energy and other commodity costs, some of the Company’s suppliers have and may continue to accelerate cost increases for products distributed by the Company. While the Company is taking steps to mitigate the effect of these cost increases, there can be no assurance that these cost increases will not materially adversely impact the Company’s gross margins, financial condition, and results of operations.

General economic conditions, a decline in consumer spending or other conditions may materially adversely impact our sales in a disproportionate fashion.

Current and future economic conditions and other factors including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, fuel and energy costs and the availability of consumer credit could reduce consumer spending or change consumer purchasing habits. A general slowdown in the U.S. economy or in the global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

The domestic and international political situation also affects consumer confidence. The outcomes of political races and the threat or outbreak of terrorism or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause a decrease in revenue or an increase in bad debt, inventory write-downs or certain operating expenses, which could materially adversely affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 28, 2008, there were 0.4 million shares available for repurchase under existing stock repurchase programs. On April 2, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the second quarter of fiscal year 2009, the Company issued $230 million principal amount of 3.125% convertible senior notes and used a portion of the net proceeds to repurchase approximately 2.1 million shares of common stock at an average price of $16.64 per common share for approximately $35 million. Agreements relating to the issuance of the convertible senior notes were previously described in the Company’s Current Report on Form 8-K filed on August 12, 2008.

The following table summarizes the Company’s repurchase activity during the three months ended September 26, 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
June 28 - July 26	99	(a)	$18.22	99	3,494,371
July 27 - August 26	2,122,940	(a)	16.65	2,122,940	1,371,431
August 27 - September 26	13,817	(a)	19.20	13,817	1,357,614

Total second quarter	2,136,856		$16.67	2,136,856	1,357,614

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	In accordance with the Company’s notice and proxy statement dated July 25, 2008 the Company held its Annual Meeting of Shareholders on August 21, 2008. Holders of 55,397,991 shares of the Company’s common stock were present in person or by proxy representing approximately 89.3% of the Company’s 62,050,399 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b)	The following directors were elected to serve a three-year term of office until the 2011 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 55,397.991 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes
Charles E. Adair	50,718,162	4,679,829	—	—
Alvin R. Carpenter	55,182,158	215,835	—	—
Stephen H. Rogers	53,299,528	2,098,463	—	—

Immediately following the annual meeting, the directors of the Company consisted of the following:

Charles	E. Adair
Alvin	R. Carpenter
Jeffrey	C. Crowe
Melvin	L. Hecktman
Delores	P. Kesler
Stephen	H. Rogers
David	A. Smith

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Employment agreement, dated February 19, 2008, by and between the Company and Joshua H. DeRienzis

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 5, 2008.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)