Form 10-Q
period 2009-01-02
PSS WORLD MEDICAL INC
filed 2009-02-11
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 6, 2009 was 60,533,160 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JANUARY 2, 2009

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

•

Management’s expectation to use up to $150 million of the net proceeds from its August 4, 2008 debt issuance on or before March 15, 2024, when holders of the notes have the option to require the Company to redeem all or part of the outstanding 2.25% notes, with remaining proceeds used for general corporate purposes;

•

Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations;

•	Management’s expectation that remaining Federal and state net operating loss carryforwards will be utilized prior to their expiration date

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 2, 2009 AND MARCH 28, 2008

(Dollars in Thousands)

	January 2,	March 28,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$214,709	$21,122
Accounts receivable, net of allowance for doubtful accounts of $7,770 and $7,011 as of January 2, 2009 and March 28, 2008, respectively	232,894	237,248
Inventories	239,940	190,846
Prepaid expenses	3,420	3,146
Other current assets	19,815	56,086

Total current assets	710,778	508,448
Property and equipment, net of accumulated depreciation of $100,585 and $88,498 as of January 2, 2009 and March 28, 2008, respectively	96,088	90,680
Other Assets:
Goodwill	112,717	110,679
Intangibles, net of accumulated amortization of $19,034 and $17,834 as of January 2, 2009 and March 28, 2008, respectively	23,102	26,305
Investment in available for sale securities	15,333	11,318
Other	91,689	67,395

Total assets	$1,049,707	$814,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$155,133	$135,930
Accrued expenses	43,170	46,056
Current portion of long-term debt	151,007	150,987
Revolving line of credit	50,000	70,000
Other	13,135	11,969

Total current liabilities	412,445	414,942
Long-term debt, excluding current portion	232,033	725
Other noncurrent liabilities	56,503	64,130

Total liabilities	700,981	479,797

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 60,527,861 and 61,847,679 shares issued and outstanding at as of January 2, 2009 and March 28, 2008, respectively	595	609
Additional paid in capital	164,551	195,657
Retained earnings	179,091	136,718
Accumulated other comprehensive income	4,489	2,044

Total shareholders’ equity	348,726	335,028

Total liabilities and shareholders’ equity	$1,049,707	$814,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 2, 2009 AND DECEMBER 28, 2007

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
Net sales	$519,145	$465,208	$1,482,962	$1,362,048
Cost of goods sold	364,282	330,215	1,041,912	966,831

Gross profit	154,863	134,993	441,050	395,217
General and administrative expenses	89,372	79,370	269,587	240,285
Selling expenses	33,721	31,508	97,148	91,823

Income from operations	31,770	24,115	74,315	63,109

Other (expense) income:
Interest expense	(3,964)	(1,811)	(8,576)	(4,702)
Interest and investment income	1,034	26	1,999	668
Other income, net	877	833	2,005	1,923

Other expense	(2,053)	(952)	(4,572)	(2,111)

Income before provision for income taxes	29,717	23,163	69,743	60,998
Provision for income taxes	11,559	9,001	27,370	23,666

Net income	$18,158	$14,162	$42,373	$37,332

Basic earnings per common share	$0.31	$0.22	$0.70	$0.57
Diluted earnings per common share	$0.30	$0.22	$0.69	$0.56

Weighted average common shares outstanding, Basic	59,481	63,999	60,125	65,533
Weighted average common shares outstanding, Diluted	60,322	65,756	60,971	67,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 2, 2009 AND DECEMBER 28, 2007

(Dollars in Thousands)

	Nine Months Ended
	January 2, 2009	December 28, 2007
Cash Flows From Operating Activities:
Net income	$42,373	$37,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	157	(1,391)
Depreciation	14,695	14,029
Noncash compensation expense	5,032	3,051
Amortization of intangible assets	4,161	4,226
Provision for doubtful accounts	3,488	3,461
Provision for deferred compensation	797	1,197
Amortization of debt issuance costs	1,318	1,075
Loss on sales of property and equipment	78	24
Gain on sale of available for sale securities	(444)	—
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	1,618	(1,872)
Inventories	(48,705)	(37,939)
Prepaid expenses and other current assets	2,177	(870)
Other assets	(6,507)	(8,408)
Accounts payable	18,589	25,762
Accrued expenses and other liabilities	6,607	6,050

Net cash provided by operating activities	45,434	45,727

Cash Flows From Investing Activities:
Capital expenditures	(17,805)	(13,760)
Payments for business acquisitions, net of cash acquired	(2,994)	(15,155)
Proceeds from sale of available for sale securities	22,099	—
Payments for investment in available for sale securities	—	(24,064)
Proceeds from note receivable	—	2,737
Other	(240)	(111)

Net cash provided by (used in) investing activities	1,060	(50,353)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	230,000	—
Proceeds from issuance of warrants	25,368	—
Proceeds from exercise of stock options	5,992	2,316
Excess tax benefits from share-based compensation arrangements	1,664	1,270
Payment for purchase of hedge on convertible note	(54,096)	—
Purchase of common stock	(35,709)	(62,521)
Net (payments) proceeds on the revolving line of credit	(20,000)	32,550
Payment for debt issue costs	(5,147)	—
Payments under capital lease obligations	(979)	(616)

Net cash provided by (used in) financing activities	147,093	(27,001)

Net increase (decrease) in cash and cash equivalents	193,587	(31,627)
Cash and cash equivalents, beginning of period	21,122	46,658

Cash and cash equivalents, end of period	$214,709	$15,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 2, 2009 AND DECEMBER 28, 2007

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

The Company conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a broad customer base. A third segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments which support the operating activities and various initiatives of the operating segments, and engage in certain other operating activities.

The consolidated balance sheet as of March 28, 2008 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 28, 2008, except as noted in the Reclassification section, below. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2009 and 2008 each consist of 52 weeks or 253 selling days, respectively. The three and nine months ended January 2, 2009 consisted of 66 and 193 selling days, respectively, while the three and nine months ended December 28, 2007 consisted of 62 and 189 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

During the first quarter of fiscal year 2009, the Company corrected the classification of it’s 2.25% $150.0 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt, reflecting the one-day put option afforded to the holders of the notes on March 15, 2009 in accordance with the terms thereof. See Footnote 3, Debt, for additional information regarding the note holders’ put option. Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Company’s results of operations or cash flow statements for the fiscal year ended March 28, 2008.

Additionally, certain items previously reported in combined financial statement captions have been reclassified to conform to the current financial statement presentation. In particular, “Other current assets” and “Prepaid expenses” previously presented combined have been presented separate in the Unaudited condensed consolidated balance sheets.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 2, 2009 AND DECEMBER 28, 2007

(In Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

Marketable Securities

The Company reports marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The equity securities held by the Company at January 2, 2009 are classified as available-for-sale securities. Accordingly, amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholder’s equity. See Footnotes 2, 4 and 9, Equity Investment, Comprehensive Income, and Fair Value Measurements, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on March 29, 2008 and adoption did not have a material impact on its financial position, results of operations or cash flows. FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. Accordingly, the Company has not yet applied the requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, Goodwill and Other Intangibles. FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company is currently assessing the effect, if any, the adoption of FSP 142-3 will have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1

requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. Entities are required to apply FSP APB 14-1 retrospectively for all periods presented. Upon adoption, the Company estimates FSP APB 14-1 will increase non-cash interest expense by $10.9 million (or approximately $6.7 million after-tax) and $7.7 million (or approximately $4.7 million after-tax) for fiscal year 2009 and fiscal year 2010, respectively.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement will not effect future reporting periods, as the Company currently accounts for their financial instruments under the guidance set forth by EITF 07-5.

Stock Repurchase Program

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 28, 2008, there were 0.4 million shares available for repurchase under existing stock repurchase programs. On April 2, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, in privately negotiated transactions, or otherwise. During the nine months ended January 2, 2009, primarily in connection with the debt offering, the Company repurchased approximately 2.1 million shares of common stock at an average price of $16.67 per common share for approximately $35.7 million. At January 2, 2009, approximately 1.4 million shares were available for repurchase under this program. The share repurchase program does not have an expiration date.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 28, 2008 to January 2, 2009:

(in thousands)	Shares
Balance, March 28, 2008	403
Shares authorized for repurchase	3,093
Shares repurchased	(2,142)

Balance, January 2, 2009	1,354

2.	EQUITY INVESTMENT

On June 29, 2007, the Company invested $24,064 (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. The Company classifies this investment as “available-for-sale” in accordance with SFAS 115. This investment was marked-to-market based on quoted market prices as of January 2, 2009. During the third quarter of fiscal year 2009, the Company sold a portion of its investment in athena, resulting in a gain of approximately $444, or $275 net of tax. Proceeds of $22,099 were received during the nine months ended January 2, 2009 related to the sale of athena stock during the third quarter of fiscal year 2009 and the fourth quarter of fiscal year 2008.

As of January 2, 2009, the aggregate fair value of the remaining investment is $15,333. During the three and nine months ended January 2, 2009, the Company recorded a net unrealized holding loss of $737, of which $457 was recorded in other comprehensive income net of related income taxes of $280 and a net unrealized holding gain of $4,670, of which $2,898 was recorded in other comprehensive income net of related income taxes of $1,772, respectively.

3.	DEBT

Debt consists of the following:

	As of
(in thousands)	January 2, 2009	March 28, 2008
Revolving line of credit	$50,000	$70,000
2.25% convertible senior notes	150,000	150,000
3.125% convertible senior notes	230,000	—
Capital lease obligations	3,040	1,712

Total debt	433,040	221,712
Less: Current portion of long-term debt(a)	201,007	220,987

Long-term debt	$232,033	$725

(a)	During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150.0 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt. See Footnote 1, Background and Basis of Presentation, for additional information.

Revolving Line of Credit

The Company had $50.0 million in outstanding borrowings under the revolving line of credit at January 2, 2009. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $149.2 million (excluding the additional increase of $50.0 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended January 2, 2009 and December 28, 2007 was 4.30% and 6.51%. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended January 2, 2009 and December 28, 2007 was 4.09% and 6.88%. This decrease in rates relates to the use of an interest rate swap agreement during fiscal year 2009, as discussed below.

On February 14, 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement was to hedge the variable interest rate of the revolving line of credit. The notional amount of the swap is $50.0 million. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable credit spread as determined by the Credit Agreement.

The interest rate swap has been designated as a cash flow hedge in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Therefore, changes in fair value are recognized in Accumulated other comprehensive income in the accompanying Consolidated balance sheets. Under the terms of the interest rate swap agreement, the Company makes monthly payments based on the fixed rate and receives interest payments based on 1-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. The unrealized holding loss on the interest rate swap for the three months ended January 2, 2009 represents the fair value adjustment of $1,363, of which $845 is recorded in other comprehensive income net of related income taxes of $518. The unrealized holding loss on the interest rate swap for the nine months ended January 2, 2009 represents the fair value adjustment of $731, of which $453 is recorded in other comprehensive income net of related income taxes of $278.

2.25% Convertible Senior Notes

During fiscal year 2004, the Company issued $150.0 million principal amount of 2.25% convertible senior notes, which mature on March 15, 2024. Interest on the notes is payable semiannually in arrears on March 15 and September 15 of each year. Contingent interest is also payable during any six-month interest period, beginning with the six-month interest period commencing on March 15, 2009, if the average trading price of the notes for the five trading days ending on the second trading day immediately preceding such six-month interest period equals or exceeds 120% of the principal amount of the notes. The amount of contingent interest payable per note in respect of any six-month interest period is equal to 0.25% of the average trading price of a note for the trading period referenced above.

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

As of January 2, 2009, the fair value of the 2.25% $150.0 million convertible senior notes was approximately $167.9 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended January 2, 2009.

On each of March 15, 2009, March 15, 2014, and March 15, 2019, holders of the 2.25% $150.0 million convertible senior notes have the option to require the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable (“put option”). As such, the 2.25% $150.0 million convertible senior notes have been classified as short-term debt on the Company’s Unaudited condensed consolidated balance sheet as of January 2, 2009. During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150.0 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt. See Footnote 1, Background and Basis of Presentation, for additional information.

On or after March 15, 2009, the Company has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest and liquidated damages, if any or applicable.

As of January 2, 2009, the Company has a deferred income tax liability of $15,058 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150.0 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.00 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, would not have a material impact on the Company’s effective tax rate.

3.125% Convertible Senior Notes

In August 2008, the Company issued $230.0 million principal amount of 3.125% convertible senior notes, which mature on August 1, 2014. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under the following circumstances: (i) if the Company has called the notes for redemption; (ii) in the event of a fundamental change, as defined in the indenture, such as a merger, acquisition, or liquidation; (iii) on or after May 1, 2014 and prior to the close of business on the second scheduled trading day immediately preceding August 1, 2014; (iv) prior to May 1, 2014, during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate; (v) prior to May 1, 2014, during any calendar quarter after September 30, 2008 in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 130% of the applicable conversion price of $21.22 per share; or (vi) upon certain specified corporate events as discussed in the indenture governing the notes.

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

As of January 2, 2009, the fair value of the 3.125% $230.0 million convertible senior notes was approximately $237.1 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended January 2, 2009; therefore, the notes may not be converted during the Company’s fourth quarter of fiscal year 2009.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Stock Repurchase Program in Footnote 1, Background and Basis of Presentation, for additional information. The Company anticipates using up to $150.0 million of the net proceeds on or before March 15, 2024, when holders of the notes have the option, as described above, to require the Company to redeem all or part of the outstanding 2.25% notes. Remaining proceeds will be used for general corporate purposes.

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

The purchased options are intended to reduce the potential dilution upon conversion of the notes in the event that the market value per share of the common stock, as measured under the notes, at the time of exercise is greater than the conversion price of the notes. The options have been accounted for as an adjustment to the Company’s stockholders’ equity, net of deferred tax assets of $20,993, recorded in Other long term assets on the Unaudited condensed consolidate balance sheets.

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

4.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and nine months ended January 2, 2009 and December 28, 2007:

	For the Three Months Ended		For the Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
(in thousands)	2009	2007	2009	2007
Net income	$18,158	$14,162	$42,373	$37,332
Unrealized holding (losses) gains on available-for-sale investments, net of income taxes	(182)	2,521	3,173	16,235
Reclassification adjustment for gains on available-for-sale investments included in net income	(275)	—	(275)	—
Unrealized holding losses on interest rate swap, net of income taxes	(845)	—	(453)	—

Comprehensive income	$16,856	$16,683	$44,818	$53,567

The unrealized holding gains and losses on available-for-sale investments relate to the Company’s investment in athena, as discussed in Footnote 2, Equity Investment.

The unrealized holding gains and losses on the interest rate swap relate to the Company’s revolving line of credit, as discussed in Footnote 3, Debt.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended January 2, 2009 and December 28, 2007:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	January 2, 2009	December 28, 2007	January 2, 2009	December 28, 2007
Denominator-weighted average shares outstanding used in computing basic earnings per common share	59,481	63,999	60,125	65,533
Assumed exercise of stock options(a)	392	611	451	642
Assumed vesting of restricted stock	145	97	152	110
Assumed conversion of 2.25% convertible senior notes	304	1,049	243	910

Denominator-weighted average shares outstanding used in computing diluted earnings per common share(b)	60,322	65,756	60,971	67,195

(a)	Options to purchase approximately 200,000 and 127 shares of outstanding common stock at January 2, 2009 and December 28, 2007, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ inclusion would be antidilutive.
(b)	The assumed conversion of the 3.125% convertible notes was not included in the computation of diluted earnings per share for the three and nine months ended January 2, 2009 as their inclusion would be antidilutive.

6.	STOCK-BASED COMPENSATION

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

Total stock-based compensation expense during the three months ended January 2, 2009 and December 28, 2007 was approximately $1,444 and $942, respectively, with related income tax benefits of $549 and $358, respectively. Total stock-based compensation expense during the nine months ended January 2, 2009 and December 28, 2007 was approximately $5,593 and $2,369, respectively, with related income tax benefits of $2,125 and $887, respectively.

The Company’s Unaudited condensed consolidated statements of cash flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Income tax benefits of $1,664 and $1,270 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the nine months ended January 2, 2009 and December 28, 2007, respectively.

Outstanding stock-based awards granted under equity incentive plans as of January 2, 2009 and March 28, 2008 are as follows:

	Performance-Based Awards		Time-Based Awards		Stock Options
	Performance
	Shares	PARS
				Deferred
(in thousands)	Units	Shares	Shares	Units	Shares
Balance, March 28, 2008	99	610	344	9	1,774
Granted	122	191	79	—	200
Vested / Exercised	—	—	(154)	—	(584)
Forfeited	—	(34)	(16)	—	(63)

Balance, January 2, 2009	221	767	253	9	1,327

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

As of January 2, 2009, there was $1,308 of unrecognized compensation cost related to these options which is expected to be recognized over a weighted average period of 4.5 years.

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

As of January 2, 2009, there was $16,591 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 4.3 years.

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

	For the Three Months Ended		For the Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
Net Sales:
Physician Business	$357,269	$326,520	$1,030,416	$952,936
Elder Care Business	161,874	138,688	451,765	409,112
Corporate Shared Services	2	—	781	—

Total net sales	$519,145	$465,208	$1,482,962	$1,362,048

Income from Operations:
Physician Business	$32,156	$23,804	$80,529	$63,230
Elder Care Business	8,717	6,491	22,569	18,041
Corporate Shared Services	(9,103)	(6,180)	(28,783)	(18,162)

Total income from operations	$31,770	$24,115	$74,315	$63,109

Income Before Provision for Income Taxes:
Physician Business	$31,497	$23,033	$78,728	$60,932
Elder Care Business	6,723	4,532	16,621	12,155
Corporate Shared Services	(8,503)	(4,402)	(25,606)	(12,089)

Total income before provision for income taxes	$29,717	$23,163	$69,743	$60,998

	As of
	January 2,	March 28,
	2009	2008
Total Assets:
Physician Business	$454,649	$447,711
Elder Care Business	277,264	264,977
Corporate Shared Services	317,794	102,137

Total assets	$1,049,707	$814,825

8.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

During fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $11,683 at January 2, 2009 based on management’s estimate of current pricing.

During October 2007, the Company entered into an exclusive distributor agreement with a supplier to purchase certain chemistry analyzers through September 2009. As of January 2, 2009, the purchase commitment was valued at approximately $1,492.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of January 2, 2009, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

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

As of January 2, 2009, the Company’s financial assets and/or liabilities are categorized as Level 1 or Level 2. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of January 2, 2009, by level within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Total
Assets:
Available-for-sale equity securities(a)	$15,333	$—	$15,333

Total assets	$15,333	$—	$15,333

Liabilities:
Interest rate swap(b)	$—	$1,056	$1,056
Deferred compensation(c)	49,367	—	49,367

Total liabilities	$49,367	$1,056	$50,423

(a)	Relates to the Company’s investment in athenahealth, Inc., which is included in “Investment in available for sale securities” on the Company’s Unaudited condensed consolidated balance sheet. This investment is measured using quoted market prices.
(b)	Relates to the Company’s interest rate swap on its revolving line of credit. See Footnote 3, Debt, for further information. The interest rate swap is valued using quoted market prices and significant observable inputs.
(c)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in “Other noncurrent liabilities” on the Company’s Unaudited condensed consolidated balance sheet. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

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

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $93 as of March 28, 2008. There have been no material changes to this balance during the nine months ended January 2, 2009.

The tax years subject to examination by major tax jurisdictions include the fiscal year ended March 31, 2006 and forward by the U.S. Internal Revenue Service, and the fiscal year ended April 2, 2004 and forward for certain states.

The Company’s deferred tax asset and liability balances as of January 2, 2009 and March 28, 2008 are presented in the following table:

	As of
(in thousands)	January 2, 2009	March 28, 2008
Current deferred tax assets(a)	$—	$10,488
Noncurrent deferred tax assets(b)	30,376	—
Current deferred tax liabilities(c)	$3,975	$—

(a)	Current deferred tax assets are included in Other current assets on the Unaudited condensed consolidated balance sheets
(b)	Noncurrent deferred tax assets are included in Other assets on the Unaudited condensed consolidated balance sheets
(c)	Current deferred tax liabilities are included in Other current liabilities on the Unaudited condensed consolidated balance sheets

The changes in the deferred tax account balances above resulted from the issuance of the 3.125% convertible senior notes and the reclassification of the 2.25% convertible senior notes as described in Footnote 3, Debt.

FIN 48 Disclosures

There were no significant changes to the Company’s uncertain tax positions in the nine months ended January 2, 2009. For a detail of the Company’s uncertain tax positions, please refer to Footnote 11, Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended March 28, 2008, filed on May 23, 2008.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the nine months ended January 2, 2009 and December 28, 2007 are as follows:

	Nine Months Ended
	January 2, 2009	December 28, 2007
Cash paid for:
Interest	$3,787	$2,789
Income taxes, net	$20,930	$23,513

During the nine months ended January 2, 2009, the Company had $2,306 in non-cash transactions relating to new capital lease obligations.

During the nine months ended December 28, 2007, the Company had $1,180 in non-cash transactions relating to new capital lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

During the third quarter of fiscal year 2009, the Company continued profitable growth despite the volatile economic environment. During the quarter, net sales grew 11.6% at the consolidated level and 9.4% and 16.7% in the Physician and Elder Care Businesses, respectively, when compared to the third quarter of fiscal year 2008. This was due to continued progress in the Company’s sales growth initiatives and four additional selling days during the current period. While there were four additional selling days during the current period, fiscal year 2008 and 2009 both consist of 253 selling days. Although average daily net sales grew during the three and nine months ended January 2, 2009 compared to prior year, sales per billing day growth has slowed during the three months ended January 2, 2009, attributable to a general downturn in the overall economy.

The Company recognized sales growth throughout all product lines within the Physician Business and across each customer segment within the Elder Care Business during the third quarter and year-to-date periods compared to the prior year. Select brand product sales grew 17.2% and 39.5% during the quarter and 18.1% and 30.1% during the year-to-date period in the Physician and Elder Care Businesses, respectively, which reflects the Company’s efforts to promote its globally-sourced brand through sales and marketing initiatives.

Income from operations of $31.8 million during the third quarter of fiscal year 2009 increased 31.7% or $7.7 million compared with the same period in prior year and increased 17.8% or $11.2 million to $74.3 million for the nine months ended January 2, 2009 compared to the prior year period. This was primarily the result of the net sales growth discussed above offset by increases in general and administrative expenses.

Cash flow from operations during the three and nine months ended January 2, 2009 was approximately $(6.9) and $45.4 million, respectively. Operating income growth offset by an investment in inventory and timing of an income tax payment resulted in negative operating cash flow during the current quarter.

With the tightening of business and consumer credit markets, the Company remains focused on credit management and the collection of its receivable balances, with additional investments in credit and collections training and continued focus on aged balances. During the third quarter of fiscal year 2009, days sales outstanding decreased from 42.4 days to 39.4 days in the Physician Business and from 50.2 days to 49.2 days in the Elder Care business, when compared to the same quarter in the prior year.

The following significant event impacted the Company during the nine months ended January 2, 2009.

3.125% Convertible Senior Notes Offering

During the nine months ended January 2, 2009, the Company issued $230.0 million principal amount of 3.125% convertible senior notes. The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrent with this offering. The Company also entered into convertible note hedge transactions with the initial purchaser and/or its affiliates and, separately, sold warrants to the initial purchaser and/or its affiliates. The Company used a portion of the net proceeds of the offering, and of the warrants it sold, to pay the costs of its hedge transactions. The Company anticipates using up to $150.0 million of the net proceeds on or before March 15, 2024, when holders of the notes have the option to require the Company to redeem all or part of the outstanding 2.25% notes. Remaining proceeds will be used for general corporate purposes. See Footnote 3, Debt, for additional information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended			For the Nine Months Ended
	January 2, 2009	December 28, 2007		January 2, 2009	December 28, 2007
(dollars in millions)	Amount	Amount	Percent Change	Amount	Amount	Percent Change
Physician Business	$357.2	$326.5	9.4%	$1,030.4	$952.9	8.1%
Elder Care Business	161.9	138.7	16.7%	451.8	409.1	10.4%
Corporate Shared Services	—	—	0.0%	0.8	—	100.0%

Total Company	$519.1	$465.2	11.6%	$1,483.0	$1,362.0	8.9%

The comparability of net sales year over year was impacted by the number of selling days in each period. The three and nine months ended January 2, 2009 consisted of 66 and 193 selling days, respectively, while the three and nine months ended December 28, 2007 consisted of 62 and 189 selling days, respectively. Accordingly, although net sales increased 11.6% and 8.9% during the three and nine months ended January 2, 2009 compared to prior year, average daily net sales increased 4.8% and 6.6%, respectively, as shown in the following table.

	For the Three Months Ended			For the Nine Months Ended
	January 2, 2009	December 28, 2007		January 2, 2009	December 28, 2007
(dollars in millions)	Average Daily Net Sales	Average Daily Net Sales	Percent Change	Average Daily Net Sales	Average Daily Net Sales	Percent Change
Physician Business	$5.4	$5.3	2.8%	$5.3	$5.0	5.9%
Elder Care Business	2.5	2.2	9.6%	2.3	2.2	8.1%

Total Company	$7.9	$7.5	4.8%	$7.6	$7.2	6.6%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	January 2, 2009	December 28, 2007	Percent Change	January 2, 2009	December 28, 2007	Percent Change
Branded(a)	$184.6	$170.1	8.5%	$532.2	$501.1	6.2%
Select(b)	44.1	37.6	17.2%	125.8	106.5	18.1%
Pharmaceuticals	80.4	72.0	11.6%	236.4	213.5	10.7%
Equipment	39.0	38.2	2.1%	108.0	105.9	2.0%
Immunoassay	6.6	6.4	3.4%	20.5	19.7	3.7%
Other	2.5	2.2	16.5%	7.5	6.2	21.4%

Total	$357.2	$326.5	9.4%	$1,030.4	$952.9	8.1%

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables and lab diagnostics.

Net sales growth during the three and nine months ended January 2, 2009 was primarily driven by continued momentum in the consumable, equipment, pharmaceutical sales growth programs, in conjunction with extra selling days during the periods. Select product sales increased during the three and nine months ended January 2, 2009 due to the Company’s continued focus on promoting its globally-sourced Select products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products. In spite of these conversions, branded product sales experienced an increase in volume resulting in period over period growth.

Pharmaceutical sales increased primarily as a result of growth in the Company’s non-controlled drugs product line and, in part, to the introduction of additional products to the Company’s offering during the first quarter of fiscal year 2009. The Company reentered the influenza vaccine market on an agency basis during fiscal year 2009. As such, the Company is relieved from inventory risk and recognizes fees received from its supplier on a net revenue recognition basis. Influenza vaccine sales contributed approximately $1.2 million and $2.4 million to revenue and gross profit during the three and nine months ended January 2, 2009.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	January 2, 2009	December 28, 2007	Percent Change	January 2, 2009	December 28, 2007	Percent Change
Nursing home and assisted living facilities	$99.3	$86.7	14.5%	$276.0	$254.4	8.5%
Hospice and home health care agencies	45.2	35.8	26.3%	124.6	107.3	16.2%
Billing services	3.7	3.3	12.7%	11.5	9.7	18.1%
Other	13.7	12.9	6.0%	39.7	37.7	5.2%

Total	$161.9	$138.7	16.7%	$451.8	$409.1	10.4%

Net sales during the three and nine months ended January 2, 2009 compared to the same periods in the prior year increased approximately $23.2 million and $42.7 million, respectively. The Company’s net sales growth in the hospice and home health care lines of business during the quarter benefited from an increase in independent home health agency sales and reflects the successful execution of its business growth strategies to diversify its customer base through expansion in the home health care market and other non-facilities based care and equipment providers. In addition, the nursing home and assisted living segment grew primarily from increased penetration into independent skilled nursing facilities, where sales grew 22.2% and 14.4% during the three and nine months ended January 2, 2009, when compared to the same periods in the prior year.

Across its Elder Care customer segments, Select product sales increased 39.5% and 30.1% during the three and nine months ended January 2, 2009, when compared to the same periods in the prior year due to the Company’s focus on promoting its globally sourced products.

GROSS PROFIT

Gross profit for the Physician and Elder Care Businesses increased $13.2 million and $6.7 million, respectively, from the same quarter in the prior year and $30.0 million and $15.7 million on a year to date basis. These increases were primarily due to the growth in net sales discussed above, as well as the Company’s continued focus on its sourcing strategies and margin enhancement initiatives. The Company’s sourcing strategies are designed to improve the Physician and Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	January 2, 2009		December 28, 2007			January 2, 2009		December 28, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$49.4	13.8%	$46.3	14.2%	$3.1	$151.0	14.7%	$142.6	15.0%	$8.4
Elder Care Business(a)	30.9	19.1%	26.9	19.4%	4.0	89.7	19.9%	79.6	19.5%	10.1
Corporate Shared Services(b)	9.1	1.8%	6.2	1.3%	2.9	28.9	1.9%	18.1	1.3%	10.8

Total Company(b)	$89.4	17.2%	$79.4	17.1%	$10.0	$269.6	18.2%	$240.3	17.6%	$29.3

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased period over period due to leveraging of the Company’s assets over increased sales. Increases in general and administrative expenses are discussed below.

General and administrative expenses increased during the three months ended January 2, 2009, when compared to the same period in the prior year. This increase was attributable to (i) an increase of $1.5 million in payroll related expenses related to general merit increases and headcount increases in support of strategic growth initiatives and (ii) an increase of $1.3 million in bonus expense for the quarter, related to a combination of new incentive compensation plans introduced during fiscal year 2009 and operating performance.

General and administrative expenses increased during the nine months ended January 2, 2009, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $3.8 million in bonus expense for the year related to a combination of new incentive compensation plans introduced during fiscal year 2009 and operating performance; (ii) an increase of $3.3 million in payroll related charges; (iii) an increase of $1.3 million due to additional National Meeting expenses; and (iv) an increase of $1.0 million for relocation expenses due to the Company’s realignment of its organizational structure from four regions to six regions. Partially offsetting these increases are $1.3 million of costs incurred during the nine months ended December 28, 2007 related to the Company’s national launch of its Select and healthcare information technology marketing programs.

Elder Care Business

General and administrative expenses increased during the three months ended January 2, 2009, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $1.8 million in payroll related charges and (ii) an increase of $1.1 million in freight costs due to increased sales and rising fuel prices.

General and administrative expenses increased during the nine months ended January 2, 2009, when compared to the same period in the prior year. This increase was primarily attributable to (i) an increase of $3.5 million in payroll related charges and (ii) an increase of $3.4 million in freight and net fuel costs due to increased sales and rising fuel prices.

Corporate Shared Services

General and administrative expenses for the three months ended January 2, 2009 increased $2.9 million when compared to the same period in the prior year. This increase is primarily attributable to an increase of $1.3 million in bonus expense related to a combination of new incentive compensation plans introduced during fiscal year 2009 and a $0.8 million increase in payroll related costs due to an increase in full-time employees and merit increases.

General and administrative expenses for the nine months ended January 2, 2009 increased $10.8 million when compared to the same period in the prior year. This increase is primarily attributable to (i) an increase of $7.0 million in bonus expense related to a combination of new incentive compensation plans introduced during fiscal year 2009, an increase in payout estimates based on management’s quarterly review of performance achievement and the reversal of $3.2 million in the first nine months of the prior year; (ii) a $3.0 million increase in payroll related costs due to an increase in full-time employees and merit increases; (iii) a $1.9 million increase in stock compensation expense related to new long-term incentive plans introduced during fiscal year 2008; and (iv) $1.8 million related to increases in medical insurance costs. Partially offsetting these increases is a $4.3 million decrease in settlement and legal costs related to the Florida Department of Health’s inspection of the Company’s operations for compliance with State Pedigree laws in fiscal year 2008.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	January 2, 2009		December 28, 2007			January 2, 2009		December 28, 2007
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$28.1	7.9%	$26.4	8.1%	$1.7	$81.1	7.9%	$76.8	8.1%	$4.4
Elder Care Business	5.6	3.4%	5.1	3.7%	0.5	16.0	3.5%	15.0	3.7%	1.0

Total Company	$33.7	6.5%	$31.5	6.8%	$2.2	$97.1	6.6%	$91.8	6.7%	$5.4

Overall, the change in selling expenses is attributable to an increase in commission expense due to the growth in net sales discussed above. A majority of the Company’s sales representatives are fully commission-based. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Nine Months Ended
	January 2, 2009		December 28, 2007			January 2, 2009		December 28, 2007
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase
Total Company	$11.6	38.9%	$9.0	38.9%	$2.6	$27.4	39.2%	$23.7	38.8%	$3.7

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operational working capital. Management monitors operational working capital performance through the following:

	As of
	January 2, 2009	December 28, 2007
Days Sales Outstanding:(a)
Physician Business	39.6	42.4
Elder Care Business	49.2	50.2

Days On Hand:(b)
Physician Business	54.9	52.8
Elder Care Business	51.9	55.3

Days in Accounts Payable:(c)
Physician Business	41.2	46.2
Elder Care Business	25.7	28.0

Cash Conversion Days:(d)
Physician Business	53.3	49.0
Elder Care Business	75.4	77.5

Inventory Turnover:(e)
Physician Business	6.6x	6.8x
Elder Care Business	6.9x	6.5x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	January 2, 2009	March 28, 2009
Capital Structure:
Convertible senior notes	$380.0	$150.0
Revolving line of credit	50.0	70.0
Other debt	3.0	1.7
Cash and cash equivalents	(214.7)	(21.1)

Net debt	218.3	200.6
Shareholders’ equity	348.7	335.0

Total capital	$567.0	$535.6

Operational Working Capital:
Accounts receivable, net	$232.9	$237.2
Inventories	239.9	190.8
Accounts payable	(155.1)	(135.9)

	$317.7	$292.1

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended January 2, 2009 was primarily the result of overall operating profits partially offset by investments in operational working capital of approximately $28.5 million, which includes investments in inventory made during the quarter.

Cash flows from operating activities during the nine months ended January 2, 2009 and December 28, 2007 include the utilization of $1.0 million and $0.2 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. Cash flows from operating activities were also impacted by cash payments made and refunds received for Federal and state taxes.

As of January 2, 2009, the Company has $6.5 million (tax effected) of Federal and state NOL carryforwards and expects to utilize the remaining NOL carryforwards prior to their expiration date. Of the total NOL carryforwards, $4.6 relates to the acquisition of Activus Healthcare Solutions, Inc. and are expected to be utilized over the next 20 fiscal years.

As of January 2, 2009, the Company has a deferred income tax liability of $15.1 (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150.0 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.0 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, will not impact the Company’s effective tax rate.

Cash Flows from Investing Activities

Net cash provided (used) by investing activities was $1.1 million and $(50.4) million during the nine months ended January 2, 2009 and December 28, 2007, respectively, and was primarily impacted by the following factors:

•

On June 29, 2007, the Company acquired approximately a 5% equity ownership in athenahealth, Inc. for $24.1 million, including $1.6 million of legal and other professional fees, all of which was paid during the nine months ended December 28, 2007. During the third quarter of fiscal year 2009, the Company sold a portion of its investment in athena, resulting in a gain of approximately $0.4 million, $0.3 million net of tax. Proceeds of $22.1 million were received during the nine months ended January 2, 2009 related to the sale of athena stock during the third quarter of fiscal year 2009 and fourth quarter of fiscal year 2008.

•

Payments for business combinations, net of cash acquired, were $3.0 million and $15.2 million during the nine months ended January 2, 2009 and December 28, 2007, respectively, and consisted of the following:

During the nine months ended January 2, 2009, the Company acquired Cascade Medical Supply, a Washington-based distributor of Medicare Part B and Medicaid billing services and supplies to nursing and assisted living facilities. The maximum aggregate purchase price, after certain adjustments as set forth in the purchase agreement, was approximately $3.0 million (net of cash acquired of $0.1 million). Payments totaling $3.0 million were made during the nine months ended January 2, 2009 from cash on hand.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California-based distributor of medical supplies and pharmaceuticals to office-based physicians and surgery centers. The maximum aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13.2 million (net of cash acquired of $0.4 million). Payments totaling $13.2 million were made during the nine months ended December 28, 2007 from cash on hand.

On September 30, 2005, the Physician Business acquired Southern Anesthesia & Surgical, Inc. During the three months ended June 29, 2007, the Company made a final payment of $1.5 million, as outlined in the purchase agreement.

•

Capital expenditures totaled $17.8 million and $13.8 million during the nine months ended January 2, 2009 and December 28, 2007, respectively, of which approximately $11.7 million and $8.5 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions were approximately $3.4 million and $1.8 million during the nine months ended January 2, 2009 and December 28, 2007.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities was $147.1 million and $(27.0) million during the nine months ended January 2, 2009 and December 28, 2007, respectively. Net cash provided or used by financing activities during the nine months ended January 2, 2009 and December 28, 2007, respectively, were mainly impacted by the following factors:

•

The Company issued $230.0 million of 3.125% convertible senior notes during the nine months ended January 2, 2009. In conjunction with this offering the Company received $25.4 million from the issuance of warrants, paid $54.1 million for the purchase of a convertible note hedge, and paid debt issuance costs of approximately $5.1 million.

•

The Company repurchased approximately 2.1 million shares of common stock at an average price of $16.67 per common share for approximately $35.7 million concurrently with the convertible debt offering. The Company repurchased approximately 3.5 million shares of common stock at an average price of $17.89 per common share for approximately $62.5 million during the nine months ended December 28, 2007.

•

The Company received proceeds from the exercise of stock options of approximately $6.0 million and $2.3 million during the nine months ended January 2, 2009 and December 28, 2007, respectively. The Company recognized related excess tax benefits of $1.7 million and $1.3 million during the nine months ended January 2, 2009 and December 28, 2007, respectively.

•

The Company made net repayments of $20.0 million on its revolving line of credit during the nine months ended January 2, 2009. The Company borrowed approximately $32.6 million on its revolving line of credit during the nine months ended December 28, 2007.

Capital Resources

The capital and credit markets have recently experienced adverse conditions. The resulting restricted access to capital along with significant volatility within capital markets have increased the costs associated with issuing or refinancing debt because of increased risk spreads over relevant interest rate benchmarks. The Company continues to be well positioned to weather the current crisis in the financial markets, however, there can be no guarantee the recent disruptions in the overall economy and the financial markets will not adversely impact the business and results of operations.

The Company’s three main sources of capital are the proceeds from the 2.25% $150.0 million convertible senior notes offering, proceeds from the 3.125% $230.0 million convertible senior notes offering, and the $200.0 million revolving line of credit. These instruments provide the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is primarily collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

2.25% $150 Million Convertible Senior Notes

The 2.25% $150.0 million convertible senior notes may be converted into shares of the Company’s common stock prior to March 15, 2019, during any calendar quarter that the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 120% of the applicable conversion price of $17.10 per share (or $20.51 per share) (“Contingent Conversion Trigger”). The ability of note holders to convert is assessed on a quarterly basis. The Contingent Conversion Trigger was not met during the three months ended January 2, 2009.

On each of March 15, 2009, March 15, 2014 and March 15, 2019, holders of the 2.25% $150.0 million convertible senior notes have the option to require the Company to purchase notes at 100% of the principal amount of the notes plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable.

On or after March 15, 2009, the Company at any time has the right to redeem the notes in whole or in part at a redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable.

As of January 2, 2009, the fair value of the 2.25% $150.0 million convertible senior notes was approximately $167.9 million.

As of January 2, 2009, the Company has a deferred income tax liability of $15.1 million (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150.0 million convertible senior notes. The ultimate tax liability will be dependent on the Company’s stock price at the time of settlement and will range from $0.00 to $17.0 million. Any such liability will be paid in the fiscal quarter following settlement and reflected in operating cash flows. Amounts paid, if any, would not have a material impact on the Company’s effective tax rate.

During the first quarter of fiscal year 2009, the Company corrected the classification of the Company’s 2.25% $150.0 million convertible senior notes at March 28, 2008 from long-term debt to short-term debt, reflecting the one-day put option on March 15, 2009, afforded to the holders of the notes in accordance with the terms thereof. Under SAB 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Company’s results of operations or cash flow statements for the fiscal year ended March 28, 2008.

3.125% $230 Million Convertible Senior Notes

In August 2008, the Company issued $230.0 million principal amount of 3.125% convertible senior notes, which mature on August 1, 2014. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under the following circumstances: (i) if the Company has called the notes for redemption; (ii )in the event of a Fundamental Change, such as a merger, acquisition, or liquidation; (iii) on or after May 1, 2014 and prior to the close of business on the second scheduled trading day immediately preceding August 1, 2014; (iv) prior to May 1, 2014, during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate; (v) prior to May 1, 2014, during any calendar quarter after September 30, 2008 in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 130% of the applicable conversion price of $21.22 per share; or (vi) upon specified corporate events as discussed in the indenture governing the notes.

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

As of January 2, 2009, the fair value of the 3.125% $230.0 million convertible senior notes was approximately $237.1 million.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended January 2, 2009; therefore, the notes may not be converted during the Company’s fourth quarter of fiscal year 2009.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Stock Repurchase Program in Footnote 1, Background and Basis of Presentation, for additional information. The Company anticipates using up to $150.0 million of the net proceeds on or before March 15, 2024, when holders of the notes have the option, as described above, to require the Company to redeem all or part of the outstanding 2.25% notes. Remaining proceeds will be used for general corporate purposes.

Convertible Note Hedge Transactions

In connection with the offering of the notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “purchased options”) with a major financial institution, (the “counterparty”). The Company paid an aggregate amount of $54.1 million to the counterparty for the purchased options. The purchased options cover, subject to anti-dilution adjustments substantially identical to those in the notes, approximately 10.8 million shares of common stock at a strike price that corresponds to the initial conversion price of the notes, also subject to adjustment, and are exercisable at each conversion date of the notes. The purchased options will expire upon the earlier of (i) the last day the notes remain outstanding or (ii) the second scheduled trading day immediately preceding the maturity date of the notes.

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

Revolving Line of Credit

The Company had $50.0 million in outstanding borrowings under the revolving line of credit at January 2, 2009. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million at the Company’s discretion. After reducing availability for outstanding borrowings and letter of credit commitments, the Company had sufficient assets based on eligible accounts receivable and inventory to borrow up to $149.2 million (excluding the additional increase of $50.0 million) under the revolving line of credit. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended January 2, 2009 and December 28, 2007 was 4.09% and 6.88%, respectively.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company normally meets its operating requirements by maintaining appropriate levels of liquidity under its revolving line of credit and using cash flows from operating activities. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. During the nine months ended January 2, 2009 and December 28, 2007, the Company has not entered into any new material working capital commitments that require funding.

Debt Rating

The Company’s debt is rated by a nationally recognized rating agency, Standard and Poor’s Ratings Services (“S&P”). Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability. On October 10, 2008, S&P revised its ratings outlook from stable to positive and reaffirmed the Company’s credit rating of “BB.” This revision was attributable to the Company’s solid operating performance and its ability to manage credit in the current environment. Agency ratings are always subject to change, and there can be no assurance that a ratings agency will continue to rate the Company or its debt, and/or maintain its current ratings. Management cannot predict the effect that a negative change in debt ratings will have on the Company’s liquidity or whether the Company will maintain adequate ratings as required by the 2.25% convertible notes indenture. Additionally, any decreases in the Company’s debt rating could impact the Company’s convertible notes, as holders may present the notes for redemption should the Company’s debt rating fall below a certain level.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services:

	Fiscal Years
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Revolving line of credit(a), (b)	$587	$2,338	$2,250	$2,250	$51,125	$—	$58,550
2.25% convertible senior notes(b), (c)	151,688	—	—	—	—	—	151,688
3.125 % convertible senior notes(b), (d)	3,534	7,188	7,188	7,188	7,188	240,781	273,067
Outstanding letters of credit	—	783	—	—	—	—	783
Operating lease obligations(e)	6,073	22,664	18,164	14,305	9,093	10,233	80,532
Capital lease obligations(b)	360	1,093	1,042	859	9	—	3,363
Purchase commitments(f), (g), (h)	3,243	10,169	—	—	—	—	13,412
Outstanding purchase price(i)	750	750	—	—	—	—	1,500

Total(j)	$166,235	$44,985	$28,644	$24,602	$67,415	$251,014	$582,895

(a)	The revolving line of credit is classified as a current liability in accordance with Emerging Issues Task Force No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement; however, the credit facility does not expire until September 30, 2012. The Company is not obligated to repay or refinance amounts outstanding under the revolving line of credit until September 30, 2012. Interest expense has been estimated using current level borrowings outstanding at current effective interest rates. Actual interest expense may differ due to changes in interest rates or levels of borrowings.
(b)	Amounts include interest expense.
(c)	The 2.25% $150.0 million convertible debt due 2024 is classified as short term due to a one-day put option on March 15, 2009. See additional provisions relating to the Company’s debt in Footnote 3, Debt.
(d)	The 3.125% $230.0 million convertible debt, due 2014 is discussed further in Footnote 3, Debt.
(e)	Amounts represent contractual obligations for operating leases of the Company as of January 2, 2009. Currently, it is management’s intent to either renegotiate existing leases or execute new leases prior to or upon their expiration date of such agreements.
(f)	If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of January 2, 2009, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.
(g)	During the fourth quarter of fiscal year 2008, the Company entered into an agreement to purchase a minimum number of latex and vinyl gloves through February 2010. The pricing of the latex gloves may be periodically adjusted and is based on the price of raw latex as traded on the Malaysian Rubber Exchange. The pricing of the vinyl gloves may also be periodically adjusted and is based on the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. These purchase commitments are valued at approximately $11.7 million at January 2, 2009 and are based on management’s estimate of current pricing.
(h)	During October 2007, the Company entered into an exclusive distributor agreement with a supplier to purchase certain chemistry analyzers through September 2009. As of January 2, 2009, the purchase commitment was valued at approximately $1,492.

(i)	Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement.
(j)	As of January 2, 2009, the Company had gross unrecognized tax benefits of $2.4 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements by establishing a fair value hierarchy based on the quality of inputs used to measure fair value. SFAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on March 29, 2008 and adoption did not have a material impact on its financial position, results of operations or cash flows. FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), delays the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. Accordingly, the Company has not yet applied the requirements of SFAS 157 to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, Goodwill and Other Intangibles. FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company is currently assessing the effect, if any, the adoption of FSP 142-3 will have on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods.

FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. Entities are required to apply FSP APB 14-1 retrospectively for all periods presented. Upon adoption, the Company estimates FSP APB 14-1 will increase non-cash interest expense by $10.9 million (or approximately $6.7 million after-tax) and $7.7 million (or approximately $4.7 million after-tax) for fiscal year 2009 and fiscal year 2010, respectively.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement will not effect future reporting periods, as the Company currently accounts for their financial instruments under the guidance set forth by EITF 07-5.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

General economic conditions, a decline in consumer spending or other conditions may materially adversely impact the Company’s sales in a disproportionate fashion.

Current and future economic conditions and other factors including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, the threat or outbreak of terrorism, fuel and energy costs and the availability of consumer credit, and the impact of state budget deficits on Medicare and Medicaid reimbursement could reduce consumer spending or change consumer purchasing habits. A general slowdown in the U.S. economy or in the global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

President Barack Obama has identified health care reform as a key priority of his administration. Publicly disclosed initiatives include increased availability of insurance, funding for the use of health care information technology, promotion of patient safety, and efficiencies in Medicare and Medicaid. It is unclear at this time what laws and regulations may ultimately be enacted and what impact such laws and regulations will have on the purchasing pattern of the Company’s customers, and as a result, the Company’s financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 28, 2008, there were 0.4 million shares available for repurchase under existing stock repurchase programs. On April 2, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.1 million common shares, in the open market, in privately negotiated transactions, or otherwise. The share repurchase program does not have an expiration date. During the second quarter of fiscal year 2009, the Company issued $230 million principal amount of 3.125% convertible senior notes and used a portion of the net proceeds to repurchase approximately 2.1 million shares of common stock at an average price of $16.64 per common share for approximately $35 million. Agreements relating to the issuance of the convertible senior notes were previously described in the Company’s Current Report on Form 8-K filed on August 12, 2008.

The following table summarizes the Company’s repurchase activity during the three months ended January 2, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
September 27 - November 2	3,843	(a)	$17.33	3,843	1,353,771
November 3 - December 2	—		—	—	1,353,771
December 3 - January 2	—		—	—	1,353,771

Total third quarter	3,843		$17.33	3,843	1,353,771

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Restatement of Amended and Restated Articles of Incorporation, dated December 12, 2008 (1)

3.2	Amended and Restated Bylaws, dated December 12, 2008 (1)

10.1	Eighth Amendment to the Amended and Restated Savings Plan

10.2	Amended and Restated Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 29, 2008, by and between the Company and David A. Smith

10.3	Amended and Restated Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 30, 2008, by and between the Company and David M. Bronson

10.4	Amended and Restated Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 30, 2008, by and between the Company and John F. Sasen Sr.

10.5	Amended and Restated Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 29, 2008, by and between the Company and Gary A. Corless

10.6	Amendment to Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 30, 2008, by and between the Company and Kevin P. English

10.7	Amendment to Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 30, 2008, by and between the Company and Bradley J. Hilton

10.8	Amendment to Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 28, 2008, by and between the Company and Jeffrey H. Anthony

10.9	Amendment to Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 31, 2008, by and between the Company and David D. Klarner

10.10	Amendment to Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 30, 2008, by and between the Company and Robert C. Weiner

10.11	Amendment to Employment Agreement related to Section 409A, of the Internal Revenue Code, dated as of December 28, 2008, by and between the Company and Joshua H. DeRienzis

10.12	PSS World Medical Inc. Amended and Restated Director’s Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.13	PSS World Medical Inc. Amended and Restated Officer Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.14	PSS World Medical Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.15	PSS World Medical Inc. Amended and Restated Leader’s Deferral Plan, as amended and restated effective January 1, 2009

10.16	Amendment to the PSS World Medical 2006 Incentive Plan

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 17, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 11, 2009.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)