Form 10-Q
period 2009-06-26
PSS WORLD MEDICAL INC
filed 2009-08-05
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of July 30, 2009 was 59,497,698 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JUNE 26, 2009

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended March 27, 2009, Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

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

•	Management’s expectation that the business strategies being executed including the Physician Business’s customer reach program will have a positive impact on future periods; and

•	Management’s estimation and expectation of future payouts of long-term incentive compensation.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management is identifying important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2009 Form 10-K and this Form 10-Q. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2009 Form 10-K and this Form 10-Q. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 26, 2009 AND MARCH 27, 2009

(Dollars in Thousands)

ASSETS

	June 26, 2009	March 27, 2009
Current Assets:
Cash and cash equivalents	$129,631	$82,031
Investment in available for sale securities	—	10,592
Accounts receivable, net of allowance for doubtful accounts of $7,800 and $7,041 as of June 26, 2009 and March 27, 2009, respectively	230,391	230,361
Inventories	196,160	207,593
Prepaid expenses	5,190	3,171
Other current assets	27,445	28,707

Total current assets	588,817	562,455
Property and equipment, net of accumulated depreciation of $102,477 and $99,892 as of June 26, 2009 and March 27, 2009, respectively	103,552	101,205
Other Assets:
Goodwill	114,255	112,768
Intangibles, net of accumulated amortization of $21,243 and $19,990 as of June 26, 2009 and March 27, 2009, respectively	22,442	22,958
Other	65,065	59,238

Total assets	$894,131	$858,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$133,781	$127,300
Accrued expenses	46,196	52,718
Revolving line of credit and current portion of long-term debt	50,953	50,937
Other	12,882	7,955

Total current liabilities	243,812	238,910
Long-term debt, excluding current portion	182,654	180,965
Other noncurrent liabilities	70,323	60,719

Total liabilities	496,789	480,594

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 59,486,221 and 59,316,697 shares issued and outstanding at June 26, 2009 and March 27, 2009, respectively	585	583
Additional paid in capital	208,292	200,175
Retained earnings	188,926	175,620
Accumulated other comprehensive income	(461)	1,652

Total shareholders’ equity	397,342	378,030

Total liabilities and shareholders’ equity	$894,131	$858,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

(In Thousands, Except Per Share Data)

	June 26, 2009	June 27, 2008
Net sales	$493,554	$472,214
Cost of goods sold	347,580	333,283

Gross profit	145,974	138,931

General and administrative expenses	91,638	89,634
Selling expenses	32,687	31,266

Income from operations	21,649	18,031

Other (expense) income:
Interest expense	(4,261)	(3,203)
Interest income	134	122
Other income, net	3,997	609

Other expense	(130)	(2,472)

Income before provision for income taxes	21,519	15,559
Provision for income taxes	8,213	6,187

Net income	$13,306	$9,372

Basic earnings per common share	$0.23	$0.15
Diluted earnings per common share	$0.23	$0.15

Weighted average common shares outstanding, Basic	58,380	61,003
Weighted average common shares outstanding, Diluted	58,859	61,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

(Dollars in Thousands)

	Three Months Ended
	June 26, 2009	June 27, 2008
Cash Flows From Operating Activities:
Net income	$13,306	$9,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,245	4,830
Provision for deferred income taxes	86	1,631
Noncash compensation expense	6,138	1,577
Amortization of intangible assets	1,252	1,344
Provision for doubtful accounts	1,211	1,847
Provision for deferred compensation	341	601
Amortization of debt discount and issuance costs	2,210	1,862
Loss on sales of property and equipment	29	13
Gain on sale of available for sale securities	(3,635)	—
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(1,016)	8,492
Inventories	11,891	(1,472)
Prepaid expenses and other current assets	(5,120)	171
Other assets	(459)	(1,223)
Accounts payable	6,284	(7,888)
Accrued expenses and other liabilities	7,146	(7,401)

Net cash provided by operating activities	44,909	13,756

Cash Flows From Investing Activities:
Capital expenditures	(7,631)	(5,893)
Payments for business acquisitions, net of cash acquired	(2,123)	(2,597)
Proceeds from sale of available for sale securities	10,681	21,000
Proceeds from sales of property and equipment	27	—
Other	(138)	(78)

Net cash provided by investing activities	816	12,432

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,611	2,437
Excess tax benefits from share-based compensation arrangements	526	426
Purchase of common stock	(35)	(24)
Net payments on the revolving line of credit	—	(20,000)
Payments under capital lease obligations	(227)	(309)

Net cash provided by (used in) financing activities	1,875	(17,470)

Net increase in cash and cash equivalents	47,600	8,718
Cash and cash equivalents, beginning of period	82,031	21,122

Cash and cash equivalents, end of period	$129,631	$29,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 26, 2009 AND JUNE 27, 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The consolidated balance sheet as of March 27, 2009 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 27, 2009, except as noted in the Recent Accounting Pronouncement and Reclassification sections, below. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2009.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2010 and 2009 consist of 53 weeks or 258 selling days and 52 weeks or 253 selling days, respectively. The three months ended June 26, 2009 and June 27, 2008 each consisted of 64 selling days.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Change in Accounting Estimate

Equity-Based Long-Term Compensation

The Company has grants of performance-based restricted stock which require the use of certain estimates. Estimates of the Company’s future performance and participant forfeiture rates are utilized to determine the number of shares which will ultimately vest. During the three months ended June 26, 2009, the Company revised its estimate of expected performance and related forfeiture rates based on current information available, including operating plans, actual financial and operating results, forecasts prepared by management and environmental and market risks. Refer to Footnote 6, Long-Term Incentive Plan and Stock-Based Compensation, for additional information. The Company recognized this change in estimate prospectively in accordance with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).

Cash-Based Long-Term Compensation

The Company maintains cash-based long-term incentive plans for certain employees. Estimates of the Company’s future performance are utilized to determine the amounts ultimately paid under the plans. During the three months ended June 26, 2009, the Company revised its estimate of expected performance as discussed under Equity-Based Long-Term Compensation above. Refer to Footnote 6, Long-Term Incentive Plan and Stock-Based Compensation, for additional information. The Company recognized this change in estimate prospectively in accordance with SFAS 154.

Reclassification

Certain items previously reported in combined financial statement captions have been reclassified to conform to the current financial statement presentation.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delayed the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. The Company has applied the requirements of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with no material effects, to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142- 3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, “Goodwill and Other Intangibles.” FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effects on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. FSP APB 14-1 requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The equity components of the senior convertible notes are included in “Additional paid-in capital” in the Unaudited Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal amounts through the recognition of non-cash interest expense. This accretion results in recognizing interest expense on these borrowings at effective rates approximating what would have been incurred had the Company issued nonconvertible debt with otherwise similar terms. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this FSP during the current period. Refer to Footnote 3, Debt, for additional information.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current period with no material effects on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this FSP with no material effects on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this FSP with no material effect on the Company’s statements of financial condition or results of operations. See Footnote 9, Fair Value Measurement, for additional information.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. This pronouncement was adopted during the current period with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in the Subsequent Events section below.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated all events or transactions that occurred after June 26, 2009 up through August 5, 2009, the date the Company issued these financial statements.

Stock Repurchase Program

On March 31, 2009, the Company’s Board of Directors authorized the purchase of its outstanding common shares. Depending on current market conditions and other factors, the Company is authorized to repurchase up to a maximum of 5% of its total common stock, or approximately 3.0 million common shares. Repurchases can be made in the open market, privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the Securities and Exchange Commission (SEC). This authorization is in addition to any shares remaining available under existing repurchase programs. At June 26, 2009, approximately 3.1 million shares were available for repurchase under this program. The share repurchase program does not have an expiration date.

2.	EQUITY INVESTMENT

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”) for $10,681, resulting in a gain of $3,635, or $2,254 net of tax. As of March 27, 2009, the aggregate fair value of the investment was $10,592, with cumulative unrealized holding gains of $3,547. The Company previously classified this investment as “available-for-sale” in accordance with SFAS 115.

During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena. Proceeds of $21,000 were received during the three months ended June 27, 2008 in relation to the sale.

3.	DEBT

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended June 26, 2009; therefore, the notes may not be converted. As of June 26, 2009, the fair value of the 2008 Notes was approximately $243,133.

During fiscal year 2004, the Company issued $150.0 million principal amount of 2.25% senior convertible notes (the “2004 Notes”). On March 15, 2009, the holders of $149.98 million in principal face value of 2.25% senior convertible notes exercised the notes’ put option, requiring the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest.

Adoption of FSP APB 14-1

On March 28, 2009, the Company adopted FSP APB 14-1 (See Footnote 1, Background and Basis of Presentation). The following illustrates the impact of adopting FSP APB 14-1 on the Unaudited Condensed Consolidated Statement of Operations for the three months ended June 26, 2009 and June 27, 2008:

	For the Three Months Ended
	June 26, 2009				June 27, 2008
(in thousands, except per share amounts)	Excluding the Effect of FSP APB 14-1		Effect of FSP APB 14-1	Including the Effect of FSP APB 14-1	As Originally Reported	Effect of FSP APB 14-1	As Restated
Operating income	$21,704		$(55)	$21,649	$18,086	$(55)	$18,031
Other income (expense)	1,573		(1,703)	(130)	(1,003)	(1,469)	(2,472)

Income before income taxes	23,277		(1,758)	21,519	17,083	(1,524)	15,559
Provision for income taxes	8,881		(668)	8,213	6,766	(579)	6,187

Net income	$14,396		$(1,090)	$13,306	$10,317	$(945)	$9,372

Earnings per share:
Basic		$0.25	$(0.02)	$0.23	$0.17	$(0.02)	$0.15
Diluted (a)		$0.24	$(0.02)	$0.23	$0.17	$(0.02)	$0.15

(a )	Effects on diluted earnings per share may not cross-foot due to rounding

The debt discount associated with the 2008 Notes will be amortized over periods that end on the scheduled maturity date and result in effective interest rates of approximately 8.25%. For the three months ended June 26, 2009, interest expense was approximately $1,817 based on the contractual coupon rates and debt discount amortization was approximately $1,933.

For the three months ended June 27, 2008, interest expense on the 2004 Notes was $844, based on the contractual coupon rates and debt discount amortization was $1,591.

The following illustrates the impact of adopting FSP APB 14-1 on the Unaudited Condensed Consolidated Balance Sheets as of June 26, 2009 and March 27, 2009:

	As of
	June 26, 2009			March 27, 2009
	Excluding the Effect of FSP APB 14-1	Effect of FSP APB 14-1	Including the Effect of FSP APB 14-1	As Originally Reported	Effect of FSP APB 14-1	As Restated

Property and equipment, net(a)	$102,516	$1,036	$103,552	$100,115	$1,090	$101,205
Other assets(b)	80,402	(15,337)	65,065	73,534	(14,297)	59,237
Long-term debt	231,568	(48,914)	182,654	231,812	(50,847)	180,965
Other noncurrent liabilities(c)	65,294	5,029	70,323	54,598	6,121	60,719
Additional paid in capital	157,453	50,839	208,292	149,336	50,839	200,175
Retained earnings	209,336	(20,410)	188,926	194,939	(19,319)	175,620

(a )	Reflects the impact of increased capitalized interest
( b)	Reflects the impact of deferred taxes and deferred debt costs
(c )	Reflects the impact of deferred taxes

As a result of the accounting change, retained earnings as of March 29, 2008, decreased from $136,718, as originally reported, to $123,929. Conversely, additional paid in capital increased from $195,657 as originally reported, to $212,768.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of June 26, 2009 and March 27, 2009 are as follows:

	Liability Component			Equity Component
June 26, 2009	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount
2008 Notes	$230,000	$48,914	$181,086	$55,636

March 27, 2009
2008 Notes	$230,000	$50,847	$179,153	$55,636

Convertible Note Hedge Transactions

In connection with the offering of the 2008 Notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “purchased options”) with a major financial institution (the “counterparty”). The purchased options cover, subject to anti-dilution adjustments substantially identical to those in the notes, approximately 10.8 million shares of common stock at a strike price that corresponds to the initial conversion price of the notes, also subject to adjustment, and are exercisable at each conversion date of the notes. The purchased options will expire upon the earlier of (i) the last day the notes remain outstanding or (ii) the second scheduled trading day immediately preceding the maturity date of the notes.

The purchased options are intended to reduce the potential dilution upon conversion of the notes in the event that the market value per share of the common stock, as measured under the notes, at the time of exercise is greater than the conversion price of the notes. The options have been accounted for as an adjustment to the Company’s stockholders’ equity, net of deferred tax assets of $20,993, recorded in “Other long term assets” on the Unaudited Condensed Consolidate Balance Sheets.

The purchased options are separate transactions, entered into by the Company with the counterparty, and are not part of the terms of the notes. Holders of the notes will not have any rights with respect to the purchased options.

Warrant Transactions

The Company also entered into warrant transactions (the “warrants”), whereby the Company sold to the counterparty warrants to acquire, subject to anti-dilution adjustments, up to 10.8 million shares of common stock at a strike price of $28.29 per share of common stock. The warrants will expire after the purchased options in approximately ratable portions on a series of expiration dates commencing on November 3, 2015.

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

Interest Rate Swap Agreement

During fiscal year 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement is to hedge the variable interest rate of its asset-based revolving line of credit (the “Credit Agreement”). The notional amount of the swap is $50.0 million. The interest rate swap effectively fixes the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the Credit Agreement. The interest rate swap has been designated as a cash flow hedge. Therefore, changes in fair value are recognized in “Accumulated other comprehensive income”. See Footnote 5, Comprehensive Income, for additional information. Under the terms of the interest rate swap agreement, the Company makes monthly interest payments based on the fixed rate and receives monthly interest payments based on one-month LIBOR. The changes in market value of these financial instruments were highly correlated with changes in market value of the hedged item both at inception and over the lives of the agreements. Amounts received or paid under this interest rate swap agreement are recorded as reductions or additions to interest expense.

The following table presents the fair value of the Company’s derivative instrument:

	June 26, 2009		March 27, 2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument:
Interest rate swap	Other current liabilities	$744	Other current liabilities	$891

Total derivatives		$744		$891

The following tables present the effect of the Company’s derivative instrument on the consolidated financial statements:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
	For the Three Months Ended
(in thousands)	June 26, 2009	June 27, 2008
Interest rate swap, net of tax	$91	$443

Total	$91	$443

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of outstanding convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended June 26, 2009 and June 27, 2008:

	For the Three Months Ended
(in thousands)	June 26, 2009	June 27, 2008
Denominator-weighted average shares outstanding used in computing basic earnings per common share	58,380	61,003
Assumed exercise of stock options(a)	326	503
Assumed vesting of restricted stock	153	151
Assumed conversion of the 2004 Notes	—	66

Denominator-weighted average shares outstanding used in computing diluted earnings per common share(b)	58,859	61,723

(a)

Options to purchase approximately 200,000 and 79 shares of outstanding common stock at June 26, 2009 and June 27, 2008, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ inclusion would be antidilutive.

(b)

The assumed conversion of the 2008 Notes was not included in the computation of diluted earnings per share for the three months ended June 26, 2009, as the Company’s average stock price for the period did not exceed the conversion price.

5.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three months ended June 26, 2009 and June 27, 2008:

	For the Three Months Ended
(in thousands)	June 26, 2009	June 27, 2008
Net income	$13,306	$9,372
Add:
Unrealized holding gains on available-for-sale investments, net of income taxes	50	1,809
Unrealized holding gains on interest rate swap, net of income taxes	91	443
Less:
Reclassification of gains on available for sale investments included in net income previously recognized in other comprehensive income	(2,254)	—

Comprehensive income	$11,193	$11,624

The unrealized holding gains and losses on available-for-sale investments relate to the Company’s investment in athena, as discussed in Footnote 2, Equity Investment.

The unrealized holding gains and losses on the interest rate swap relate to the Company’s revolving line of credit, as discussed in Footnote 3, Debt.

6.	LONG-TERM INCENTIVE PLAN AND STOCK BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards estimated vesting period. The Company’s stock-based compensation expense is reflected in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

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

Performance-Based Awards

During the first quarter of fiscal year 2010, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock units (“PARS Units”) to the Company’s top six officers. These awards were granted under the Company’s 2006 Incentive Plan.

Fiscal Year 2010 Issuances

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

The PARS Units will vest on the five-year anniversary of the grant date and convert to shares of common stock, subject to accelerated vesting after three years if the Company achieves a cumulative earnings per share growth target, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. Upon vesting, the grantee may defer acceptance of the units to a later date, whereas the units will remain outstanding. The PARS units are estimated to vest on the three-year anniversary of the grant date. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

Fiscal Year 2010 Change in Estimate

During the three months ended June 26, 2009, the Company changed the estimated shares to be delivered on previously issued awards due to a change in estimated achievement of performance conditions based on actual and forecasted financial performance above previous estimates. The change in estimate increased performance shares by 194,000 shares.

Due to a change in estimated achievement of performance conditions based on actual and forecasted financial performance above previous estimates, PARS awards issued during fiscal years 2008 and 2009 are now estimated to vest on the three-year anniversary of the grant date. As such, the Company adjusted the forfeiture rate related to certain PARS awards to reflect a reduction in expected forfeitures over the remaining vesting period. These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

As a result of the change in accounting estimates, stock based compensation expense was increased $4,255 ($2,638 net of tax), or $0.04 per diluted share.

Total stock-based compensation expense during the three months ended June 26, 2009 and June 27, 2008 was approximately $5,912 and $1,295, respectively, with related income tax benefits of $2,247 and $437, respectively.

As of June 26, 2009, there was $19,163 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 1.8 years.

The Company’s Unaudited Condensed Consolidated Statements of Cash Flows present the stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Income tax benefits of $526 and $426 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the three months ended June 26, 2009 and June 27, 2008, respectively.

Outstanding stock-based awards granted under equity incentive plans as of June 26, 2009 and March 27, 2009 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS	PARS
(in thousands)	Units	Units	Shares	Shares	Deferred Units	Shares
Balance, March 27, 2009	221	—	767	248	9	1,306
Granted	242	132	—	8	—	—
Addition from change in estimate	194
Vested / Exercised	—	—	—	(7)	—	(177)
Forfeited	—	—	(19)	(1)	—	—

Balance, June 26, 2009	657	132	748	248	9	1,129

Certain Officer Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee of the Board of Directors approved the 2008 Shareholder Value Plan (“2008 SVP”), a cash based performance award program under the 2006 Incentive Plan. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to March 25, 2011. The Company had approximately $3,062 and $1,937 of accrued compensation cost related to the 2008 SVP as of June 26, 2009 and March 27, 2009, respectively. As a result of the change in accounting estimate, long-term incentive based compensation expense was increased by $612, $380 net of tax, or $0.01 per diluted share for the three months ended June 26, 2009.

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

	For the Three Months Ended
	June 26, 2009	June 27, 2008
Net Sales:
Physician Business	$342,292	$331,386
Elder Care Business	150,381	140,406
Corporate Shared Services	881	423

Total net sales	$493,554	$472,215

Income from Operations:
Physician Business	$28,718	$22,209
Elder Care Business	7,124	5,454
Corporate Shared Services	(14,193)	(9,632)

Total income from operations	$21,649	$18,031

	For the Three Months Ended
	June 26, 2009	June 27, 2008
Income Before Provision for Income Taxes:
Physician Business	$27,994	$21,701
Elder Care Business	5,175	3,492
Corporate Shared Services	(11,650)	(9,634)

Total income before provision for income taxes	$21,519	$15,559

	As of
	June 26, 2009	March 27, 2009
Total Assets:
Physician Business	$411,129	$423,211
Elder Care Business	280,562	275,658
Corporate Shared Services	202,440	159,755

Total assets	$894,131	$858,624

8.	COMMITMENTS AND CONTINGENCIES

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of June 26, 2009, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

9.	FAIR VALUE MEASUREMENTS

As discussed in the Recent Accounting Pronouncements section of Footnote 1, Background and Basis of Presentation, the Company adopted SFAS 157 (as impacted by FSP SFAS 157-2) with respect to fair value measurements of (i) nonfinancial assets and liabilities and (ii) all financial assets and liabilities.

SFAS 157 provides a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1: Inputs using unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2: Inputs or other than quoted prices in markets that are observable for the asset or liability, either directly or indirectly.

Level 3: Inputs that are both significant to the fair value measurement and unobservable.

As of June 26, 2009, the fair value of the Company’s financial assets and/or liabilities is measured using Level 1 or Level 2 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 26, 2009, by level within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Total
Liabilities:
Interest rate swap(a)	$—	$744	$744
Deferred compensation(b)	54,548	—	54,548

Total liabilities	$54,548	$744	$55,292

(a)

Relates to the Company’s interest rate swap on its revolving line of credit. The interest rate swap is valued using an internal model that utilizes at its basis readily observable market inputs such as credit spreads, current market interest rates, and forward interest rates.

(b)

Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in “Other noncurrent liabilities” on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at June 26, 2009 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $243,133.

10.	INCOME TAXES

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $475 as of March 27, 2009. There have been no material changes to this balance during the three months ended June 26, 2009.

The tax years subject to examination by major tax jurisdictions include the fiscal year ended March 31, 2006 and forward by the U.S. Internal Revenue Service, and the fiscal year ended April 1, 2005 and forward for certain states.

The Company’s deferred tax asset and liability balances as of June 26, 2009 and March 27, 2009 are presented in the following table:

	As of
(in thousands)	June 26, 2009	March 27, 2009
Current deferred tax assets(a)	$8,249	$8,059
Noncurrent deferred tax liabilities(b)	$5,029	$6,121

(a)	Current deferred tax assets are included in “Other current assets” on the Unaudited Condensed Consolidated Balance Sheets. The change in accounting as discussed in Footnote 3, Debt, had no impact on the March 27, 2009 balance.
(b)	Current deferred tax liabilities are included in “Other current liabilities” on the Unaudited Condensed Consolidated Balance Sheets. The March 27, 2009 balance has been restated in accordance with the change in accounting as discussed in Footnote 3, Debt.

FIN 48 Disclosures

There were no significant changes to the Company’s uncertain tax positions in the three months ended June 26, 2009. For a detail of the Company’s uncertain tax positions, please refer to Footnote 12, Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended March 27, 2009, filed on May 20, 2009.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the three months ended June 26, 2009 and June 27, 2008 are as follows:

	Three Months Ended
	June 26, 2009	June 27, 2008
Cash paid for:
Interest	$651	$770
Income taxes, net	$318	$4,028

During the three months ended June 26, 2009 and June 27, 2008, the Company did not have any material non-cash transactions.

For the three months ended June 27, 2008, the Company paid $3,593 in extension payments related the Company’s fiscal year 2008 federal and state tax liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 39 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 7, Segment Information, of the consolidated financial statements.

PSSI is a market-leading company in the two alternate-site segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select Medical Products™ and specialty brand products (“Select”); innovative information systems and technology that serve its core markets; and a culture of performance.

EXECUTIVE OVERVIEW

During the first quarter of fiscal year 2010, net sales grew 4.5% at the consolidated level and 3.3% and 7.1% in the Physician and Elder Care Businesses, respectively, compared to the first quarter of fiscal year 2009. This was primarily due to progress in the Company’s sales growth initiatives as well as the impact from the sale of products related to the H1N1 influenza (“swine flu”) pandemic.

The Company recognized sales growth on the disposables, lab diagnostics, and pharmaceuticals product lines within the Physician Business and across the largest customer segments within the Elder Care Business during the first quarter compared to the same quarter in the prior year. Select brand product sales grew 15.0% and 24.8% during the quarter in the Physician and Elder Care Businesses, respectively, reflecting the Company’s efforts to promote its globally-sourced brand through sales and marketing initiatives.

Income from operations of $21.6 million during the first quarter of fiscal year 2010 increased 20.1% or $3.6 million compared with the same period in prior year. This was primarily the result of net sales growth discussed above and a decrease in general and administrative expenses due to implemented cost savings initiatives partially offset by increased incentive compensation accruals.

Cash flow from operations during the three months ended June 26, 2009 was approximately $44.9 million. This was primarily the result of growth in profitability, a reduction in inventory levels, and improved accounts receivable collections.

The following significant events impacted the Company during the three months ended June 26, 2009:

Swine Flu Pandemic

During the three months ended June 26, 2009, the Physician Business experienced increased sales in influenza test kits, surgical masks, medical gloves and hand sanitizers, related to the swine flu pandemic. This resulted in an increase of approximately $9.0 million in net sales or $1.6 million in pre-tax income for the current period, when compared to the same period in the prior year.

Adoption of New Accounting Pronouncement

As discussed in Footnote 1, Background and Basis of Presentation, effective March 28, 2009, the Company adopted FSP APB 14-1 and, as required by this new standard the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. As a result of the adoption of FSP APB 14-1, pre-tax income decreased $1.8 million ($1.1 million net of tax) and $1.5 million ($0.9 million net of tax) for the three months ended June 26, 2009 and June 27, 2008, respectively. See Footnote 3, Debt, for additional information.

Investment in athenahealth, Inc.

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices, for $10.7 million, resulting in a gain of $3.6 million located in “Other income, net” on the Unaudited Condensed Consolidated Statements of Operations, or $2.3 million net of tax. See Footnote 2, Equity Investment, for additional information.

Change in Long-Term Compensation Estimate

Based on the financial results of the three months ended June 26, 2009, management raised its expectations for probable achievement and over-achievement of performance conditions related to long-term incentive compensation plans. Due to this change in estimate, the Company recognized an additional $4.9 million in incentive-based compensation expense during the current period and expects to recognize an additional $3.2 million in expense in fiscal year 2010. See Footnote 6, Long-Term Incentive Plan and Stock-Based Compensation, for additional information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended
	June 26, 2009		June 27, 2008
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales	Percent Change of Total Sales
Physician Business	$342.3	$5.3	$331.4	$5.2	3.3%
Elder Care Business	150.4	2.3	140.4	2.2	7.1%
Corporate Shared Services	0.9	—	0.4	—	108.5%

Total Company	$493.6	$7.6	$472.2	$7.4	4.5%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended
(dollars in millions)	June 26, 2009	June 27, 2008	Percent Change
Branded (a)	$183.7	$173.7	5.8%
Select(b)	46.5	40.4	15.0%
Pharmaceuticals	77.4	75.9	1.9%
Equipment	26.8	31.7	(15.4)%
Immunoassay	6.5	7.2	(10.1)%
Other	1.4	2.5	(42.9)%

Total	$342.3	$331.4	3.3%

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables and lab diagnostics.

Net sales growth during the three months ended June 26, 2009 was driven by momentum in the consumable and pharmaceutical sales growth programs and the effects from the swine flu pandemic. During the three months ended June 26, 2009, the Physician Business experienced increased sales in influenza test kits, surgical masks, medical gloves and hand sanitizer, related to the swine flu pandemic. This resulted in an increase of approximately $9.0 million in net sales, with approximately $7.2 million of the increase relating to the sale of branded lab diagnostics and $0.6 million related to the sale of Select disposables. In addition to the effect of the swine flu, Select product sales increased during the three months ended June 26, 2009 due to the Company’s continued focus on promoting its globally-sourced Select products, which resulted in new customer sales as well as customer conversions from other manufacturers branded products to Select brand products. The Physician Business introduced a program to add new customers during the quarter which resulted in approximately 5,000 new customers. The Company expects this program to have a positive impact on future periods. Equipment sales decreased due to the current economic conditions including a decrease in discretionary spending and procedures and tight credit policies which negatively impacted customers’ ability to obtain equipment financing.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended
(dollars in millions)	June 26, 2009	June 27, 2008	Percent Change
Nursing home and assisted living facilities	$91.9	$86.1	6.7%
Hospice and home health care agencies	43.9	38.2	14.9%
Billing services	3.0	3.5	(13.4)%
Other	11.6	12.6	(8.2)%

Total	$150.4	$140.4	7.1%

Net sales during the three months ended June 26, 2009 compared to the same period in the prior year increased approximately $10.0 million. The Company’s net sales were impacted by the continued utilization of innovative customer-specific solution programs and a focus on regional and independent customer segments within the nursing home market. Net sales growth in the hospice and home health care lines of business during the quarter reflects the continued successful execution of strategies to diversify its customer base through expansion in the home health care market and other non-facility based care. The Company’s net sales reduction in billing services is attributable to decreases in Medicaid reimbursements.

Across its Elder Care customer segments, Select product sales increased 24.8% during the three months ended June 26, 2009, when compared to the same period in the prior year due to the Company’s focus on promoting its globally sourced products which resulted in additional sales to new and existing customers.

GROSS PROFIT

Gross profit for the Physician and Elder Care Businesses increased $5.6 million and $1.5 million, respectively, from the same quarter in the prior year. These increases were primarily due to the growth in net sales discussed above, as well as the Company’s continued focus on its sourcing strategies and margin enhancement initiatives. The Company’s sourcing strategies are designed to improve the Physician and Elder Care Business’ cost competitiveness and increase its gross margins on certain products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 26, 2009		June 27, 2008		Increase
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$48.2	14.1%	$50.5	15.2%	$(2.3)
Elder Care Business(a)	29.2	19.4%	29.5	21.0%	(0.3)
Corporate Shared Services(b)	14.2	2.9%	9.6	2.0%	4.6

Total Company(b)	$91.6	18.6%	$89.6	19.0%	$2.0

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased period over period due to leveraging of the Company’s infrastructure over increased sales. Decreases in general and administrative expenses are discussed below.

General and administrative expenses decreased $2.3 million during the three months ended June 26, 2009, when compared to the same period in the prior year. This decrease was attributable to (i) a decrease in cost to deliver of $0.6 million due to favorable renegotiations with third party freight carriers and decline in fuel prices, and (ii) a decrease in relocation expenses of $0.7 million due to the Company’s realignment of its divisional branches from four regions to six regions in the prior year period.

Elder Care Business

General and administrative expenses decreased $0.3 million during the three months ended June 26, 2009, when compared to the same period in the prior year. This decrease was primarily attributable to (i) a decrease in bad debt expense of $0.6 million primarily related to the bankruptcy of one of the Elder Care Business’ customers that occurred during the three months ended June 27, 2008 and (ii) a decrease in expenses incurred for the National Meeting of $0.5 million. These decreases were partially offset by an increase of $0.9 million in payroll and bonus related charges primarily due to performance accruals.

Corporate Shared Services

General and administrative expenses for the three months ended June 26, 2009 increased $4.5 million when compared to the same period in the prior year. This increase is primarily attributable to an increase of $4.9 million in long-term incentive based compensation expense related to a change in estimate. This was partially offset by a decrease in payroll and payroll related costs of $0.3 million.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended
	June 26, 2009		June 27, 2008		Increase
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$27.6	8.1%	$26.2	7.9%	$1.4
Elder Care Business	5.1	3.4%	5.1	3.6%	—

Total Company	$32.7	6.6%	$31.3	6.6%	$1.4

Overall, the change in selling expenses is attributable to an increase in commission expense due to the growth in net sales discussed above. A majority of the Company’s sales representatives are fully commission-based. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended
	June 26, 2009		June 27, 2008		Increase
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$8.2	38.2%	$6.2	39.8%	$2.0

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operating working capital. Management monitors operating working capital performance through the following:

	As of
	June 26, 2009		June 27, 2008
Days Sales Outstanding:(a)
Physician Business	39.1		41.0
Elder Care Business	49.7		49.9

Days On Hand:(b)
Physician Business	54.7		52.2
Elder Care Business	52.0		53.1

Days in Accounts Payable:(c)
Physician Business	39.8		41.1
Elder Care Business	23.3		28.1

Cash Conversion Days:(d)
Physician Business	54.0		52.1
Elder Care Business	78.4		74.9

Inventory Turnover:(e)
Physician Business	6.6	x	6.9	x
Elder Care Business	6.9	x	6.8	x

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

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	June 26, 2009	March 27, 2009
Capital Structure:
Convertible senior notes, net	$181.1	$179.2
Revolving line of credit	50.0	50.0
Other debt	2.5	2.7
Cash and cash equivalents	(129.6)	(82.0)

Net debt	104.0	149.9
Shareholders’ equity	397.3	378.0

Total capital	$501.3	$527.9

Operating Working Capital:
Accounts receivable, net	$230.4	$230.4
Inventories	196.2	207.6
Accounts payable	(133.8)	(127.3)

	$292.8	$310.7

Cash Flows from Operating Activities

Net cash provided by operating activities was $44.9 million and $13.8 million for the three months ended June 26, 2009 and June 27, 2008, respectively.

Net cash provided by operating activities during the three months ended June 26, 2009 was primarily the result of overall operating profits in addition to benefits of approximately $17.2 million provided by previous investments in operating working capital.

As of June 26, 2009, the Company has a deferred income tax liability of $18.2 million (tax effected) related to interest deductions taken for tax purposes on its 2.25% $150.0 million convertible senior notes. The liability will be fully deferred for 5 years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.8 million and $12.4 million during the three months ended June 26, 2009 and June 27, 2008, respectively, and was primarily impacted by the following factors:

•

During the three months ended June 26, 2009, the Company sold its remaining investment in athenahealth for $10.7 million, resulting in a gain of approximately $3.6 million or $2.3 million, net of taxes. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athenahealth, resulting in a gain of approximately $4.6 million, $2.8 million, net of taxes. Proceeds of $21.0 million were received during the three months ended June 27, 2008.

•

Capital expenditures totaled $7.6 million and $5.9 million during the three months ended June 26, 2009 and June 27, 2008, respectively, of which approximately $6.4 million and $3.8 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions were approximately $0.6 million and $1.5 million during the three months ended June 26, 2009 and June 27, 2008.

Cash Flows from Financing Activities

Net cash provided (used) by financing activities was $1.9 million and $(17.5) million during the three months ended June 26, 2009 and June 27, 2008, respectively. Net cash provided or used by financing activities during the three months ended June 26, 2009 and June 27, 2008, respectively, were mainly impacted by the following factors:

•

The Company received proceeds from the exercise of stock options of approximately $1.6 million and $2.4 million during the three months ended June 26, 2009 and June 27, 2008, respectively. The Company recognized related excess tax benefits of $0.5 million and $0.4 million during the three months ended June 26, 2009 and June 27, 2008, respectively.

•	The Company made net repayments of approximately $20.0 million on its revolving line of credit during the three months ended June 27, 2008.

Capital Resources

The capital and credit markets have recently experienced adverse conditions. The resulting restricted access to capital along with significant volatility within capital markets have increased the costs associated with issuing or refinancing debt because of increased risk spreads over relevant interest rate benchmarks. The Company continues to be well positioned; however, there can be no guarantee the recent disruptions in the overall economy and the financial markets will not adversely impact the business and results of operations.

The Company finances its business primarily through cash generated from operations, proceeds from the $230.0 million senior convertible notes offering and the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services, and access to products and services from suppliers. Given current operating, economic and industry conditions, management believes demand for products and services will grow at slower rates. The Company’s capital structure provides the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is primarily collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

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

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. There were no material changes outside the normal course of business from the obligations reported as of March 27, 2009.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 27, 2009 filed on May 20, 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in the Annual Report, outside of the long-term incentive compensation estimate change discussed below.

Long-Term Incentive Compensation

Equity Incentive Plans

As of June 26, 2009, the Company has grants of incentive stock options, nonqualified stock options, time-based restricted stock and performance-based restricted stock outstanding.

Estimates are required to determine the number of share-based awards which will ultimately vest, and, in the case of performance-based restricted stock, estimates of the Company’s goals. Changes in the estimated forfeiture rate, differences between actual and estimated forfeitures when an award vests or changes in estimates regarding the Company’s performance can have material effects on share-based compensation expense. For this reason, management has determined that the estimates used to determine equity-based compensation expense are critical accounting estimates.

When estimating the Company’s expected earnings per share performance for performance-based restricted stock, the Company reviews the most current information available, including operating plans, actual financial and operating results, forecasts prepared by management and environmental and market risks. These performance goals are re-assessed periodically throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment and may have an impact on the vesting of an award. If actual performance differs significantly from management’s estimates, it could have a material impact on equity-based compensation expense recognized in future years.

Based on the financial results of the three months ended June 26, 2009, management revised its assessment for probable achievement and over-achievement of performance conditions related to long-term incentive compensation plans. Management reviewed the current quarter results impacted by: (i) the impact of revenue growth programs (ii) the impact of implemented cost savings initiatives, (iii) the increase in sales of swine flu related products, and (iv) the sale of shares in athenahealth, as well as the potential impact on future earnings, and determined the cumulative impact of these events required the Company to adjust its estimate of probable achievement of incentive compensation performance conditions, and to adjust the accruals related to these plans based on those estimates.

The change in estimate increased the Company’s fiscal year 2008 and 2009 performance shares by 194,000 shares. Additionally, PARS awards issued during fiscal years 2008 and 2009 are now estimated to vest on the three-year anniversary of the grant date. As such, the Company adjusted the forfeiture rate related to certain PARS awards to reflect a reduction in expected forfeitures over the remaining vesting period. These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

The change in estimate for these awards resulted in an increase in stock-based compensation expense of $4.3 million during the current period and is expected to increase stock-based compensation expense by an additional $2.8 million during fiscal year 2010.

Cash-Based Incentive Plans

The Company maintains cash-based long-term incentive plans, for certain employees. The plans provide incentive to enhance shareholder value through the achievement of cumulative earnings per share goals.

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

When estimating the Company’s expected earnings per share performance, the Company reviews the most current information available, including operating plans, actual financial and operating results, forecasts prepared by management and environmental and market risks. These performance goals are re-assessed throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment. If actual performance differs significantly from management’s estimates, it could have a material impact on cash-based compensation expense recognized in future years.

Based upon current results and expected future results as discussed above, the Company recognized an additional $0.6 million recognized in compensation expense during the three months ended June 26, 2009. As a result of this change in estimate compensation expense is expected to increase by an additional $0.4 million during fiscal year 2010.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted this FSP with no material effects on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this FSP with no material effect on the Company’s statements of financial condition or results of operations. See Footnote 9, Fair Value Measurement, for additional information.

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delayed the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. The Company has applied the requirements of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with no material effects, to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, Goodwill and Other Intangibles. FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effects on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. FSP APB 14-1 requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The equity components of the senior convertible notes are included in “Additional paid-in capital” in the Unaudited Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal amounts through the recognition of non-cash interest expense. This accretion results in recognizing interest expense on these borrowings at effective rates approximating what would have been incurred had the Company issued nonconvertible debt with otherwise similar terms. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this FSP during the current period. Refer to Footnote 3, Debt, for additional information.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current period with no material effects on the Company’s statements of financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. This pronouncement was adopted during the current period with no material effect on the Company’s statements of financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 27, 2009 filed on May 20, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 26, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 27, 2009, there were 0.1 million shares available for repurchase under existing stock repurchase programs. On March 31 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.0 million common shares, in the open market, in privately negotiated transactions, or otherwise. The share repurchase program does not have an expiration date.

The following table summarizes the Company’s repurchase activity during the three months ended June 26, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
March 28—April 26	—		—	—	3,084,260
April 27—May 26	—		—	—	3,084,260
May 27—June 26	1,960	(a)	$16.26	1,960	3,082,300

Total third quarter	1,960		$16.26	1,960	3,082,300

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of Performance-Accelerated Restricted Stock Unit Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 5, 2009.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)