Form 10-Q
period 2009-10-02
PSS WORLD MEDICAL INC
filed 2009-11-10
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 6, 2009 was 59,667,622 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

OCTOBER 2, 2009

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s expectation that the Company’s business strategies will have a positive impact on future periods;

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

•	Management’s estimation and expectation of future payouts of long-term incentive compensation; and

•

Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management has identified important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2009 Form 10-K and this Form 10-Q. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2009 Form 10-K and this Form 10-Q. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2009 AND MARCH 27, 2009

(Dollars in Thousands)

	October 2, 2009	March 27, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$130,089	$82,031
Investment in available for sale securities	-	10,592
Accounts receivable, net of allowance for doubtful accounts of $10,743 and $7,041 as of October 2, 2009 and March 27, 2009, respectively	257,968	230,361
Inventories	212,813	207,593
Prepaid expenses	4,262	3,171
Other current assets	32,194	28,707

Total current assets	637,326	562,455
Property and equipment, net of accumulated depreciation of $106,810 and $99,892 as of October 2, 2009 and March 27, 2009, respectively	105,499	101,205
Other Assets:
Goodwill	115,280	112,768
Intangibles, net of accumulated amortization of $22,405 and $19,990 as of October 2, 2009 and March 27, 2009, respectively	21,604	22,958
Other	73,819	59,238

Total assets	$953,528	$858,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$156,966	$127,300
Accrued expenses	43,248	52,718
Revolving line of credit and current portion of long-term debt	50,970	50,937
Other	13,653	7,955

Total current liabilities	264,837	238,910
Long-term debt, excluding current portion	184,530	180,965
Other noncurrent liabilities	79,896	60,719

Total liabilities	529,263	480,594

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 59,652,676 and 59,316,697 shares issued and outstanding at October 2, 2009 and March 27, 2009, respectively	586	583
Additional paid in capital	213,384	200,175
Retained earnings	210,610	175,620
Accumulated other comprehensive (loss) income	(315)	1,652

Total shareholders’ equity	424,265	378,030

Total liabilities and shareholders’ equity	$953,528	$858,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 2, 2009 AND SEPTEMBER 26, 2008

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net sales	$561,976	$491,603	$1,055,530	$963,817
Cost of goods sold	389,405	344,347	736,985	677,630

Gross profit	172,571	147,256	318,545	286,187

General and administrative expenses	97,208	90,690	188,846	180,324
Selling expenses	36,728	32,161	69,415	63,427

Income from operations	38,635	24,405	60,284	42,436

Other (expense) income:
Interest expense	(4,532)	(5,300)	(8,793)	(8,503)
Interest income	95	842	230	965
Other income, net	452	520	4,447	1,128

Other expense	(3,985)	(3,938)	(4,116)	(6,410)

Income before provision for income taxes	34,650	20,467	56,168	36,026
Provision for income taxes	12,964	8,104	21,178	14,291

Net income	$21,686	$12,363	$34,990	$21,735

Basic earnings per common share	$0.37	$0.21	$0.60	$0.36
Diluted earnings per common share	$0.37	$0.20	$0.59	$0.35
Weighted average common shares outstanding, Basic	58,566	59,941	58,477	60,472
Weighted average common shares outstanding, Diluted	59,390	60,921	59,172	61,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 2, 2009 AND SEPTEMBER 26, 2008

(Dollars in Thousands)

	Six Months Ended
	October 2, 2009	September 26, 2008

Cash Flows From Operating Activities:
Net income	$34,990	$21,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,501	9,742
Provision for deferred income taxes	1,256	(411)
Noncash compensation expense	10,430	3,372
Amortization of intangible assets	2,442	2,897
Provision for doubtful accounts	2,461	2,620
Provision for deferred compensation	781	870
Amortization of debt discount and issuance costs	4,613	4,895
Loss on sales and disposals of property and equipment	63	34
Gain on sale of available for sale securities	(3,635)	-
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(29,764)	(5,425)
Inventories	(4,247)	(8,102)
Prepaid expenses and other current assets	(24,930)	2,829
Other assets	(3,215)	(4,090)
Accounts payable	28,761	13,130
Accrued expenses and other liabilities	23,047	8,387

Net cash provided by operating activities	53,554	52,483

Cash Flows From Investing Activities:
Capital expenditures	(14,885)	(12,702)
Payments for business acquisitions, net of cash acquired	(3,887)	(2,669)
Proceeds from sale of available for sale securities	10,681	21,000
Other	12	(227)

Net cash (used in) provided by investing activities	(8,079)	5,402

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	-	230,000
Proceeds from issuance of warrants	-	25,368
Proceeds from exercise of stock options	2,364	5,634
Excess tax benefits from share-based compensation arrangements	1,130	1,510
Payment for purchase of hedge on convertible note	-	(54,096)
Purchase of common stock	(451)	(35,642)
Net payments on the revolving line of credit	-	(20,000)
Payment for debt issue costs	-	(5,103)
Payments under capital lease obligations	(460)	(623)

Net cash provided by financing activities	2,583	147,048

Net increase in cash and cash equivalents	48,058	204,933
Cash and cash equivalents, beginning of period	82,031	21,122

Cash and cash equivalents, end of period	$130,089	$226,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2009 AND SEPTEMBER 26, 2008

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

The Company conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a broad customer base. A third segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments which support the operating activities and various initiatives of the operating segments, and engage in certain other operating and administrative activities.

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

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2010 and 2009 consist of 53 weeks or 258 selling days and 52 weeks or 253 selling days, respectively. The three and six months ended October 2, 2009 consisted of 68 and 132 selling days, respectively, while the three and six months ended September 26, 2008 consisted of 63 and 127 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Change in Accounting Estimate

Equity-Based Long-Term Compensation

The Company has grants of performance-based restricted stock which require the use of certain estimates. Estimates of the Company’s future performance and participant forfeiture rates are utilized to determine the number of shares which will ultimately be received by participants. During the six months ended October 2, 2009, the Company revised its estimate of expected performance and related forfeiture rates based on current information available, actual financial and operating results, operating plans, forecasts prepared by management, and environmental and market risks. Refer to Footnote 6, Incentive and Stock-Based Compensation, for additional information. The Company recognized this change in estimate prospectively in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections (“ASC 250”).

Cash-Based Incentive Compensation

The Company maintains long-term and short-term cash-based incentive plans for employees. For interim periods, estimates of the Company’s future performance are utilized to determine the expected amounts to be paid under the plans. During the six months ended October 2, 2009, the Company revised its estimate of expected performance as discussed under Equity-Based Long- Term Compensation above. Refer to Footnote 6, Incentive and Stock-Based Compensation, for additional information. The Company recognized this change in estimate prospectively in accordance with ASC 250.

Reclassification

Certain items previously reported in combined financial statement captions have been reclassified to conform to the current financial statement presentation.

Subsequent Events

The Company evaluated all events or transactions that occurred after October 2, 2009 up through November 10, 2009, the date the Company issued these financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In February 2008, the FASB issued guidance which delayed the effective date of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”) with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. The Company has applied the requirements of ASC 820 with no material effect, to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

In April 2008, the FASB issued guidance located in ASC 350, Intangibles – Goodwill and Other that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements. The new guidance requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effect on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. The new guidance located in ASC 470-20, Debt – Debt with Conversion and Other Options

(“ASC 470-20”), requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The equity components of the senior convertible notes are included in “Additional paid-in capital” in the Unaudited Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal amounts through the recognition of non-cash interest expense. This accretion results in recognizing interest expense on these borrowings at effective rates approximating what would have been incurred had the Company issued nonconvertible debt with otherwise similar terms. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this standard during the current year. Refer to Footnote 3, Debt, for additional information.

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging – Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current period with no material effect on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This standard, located in ASC 820, Fair Value Measurement and Disclosure provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments – Overall – Disclosure on interim disclosures on fair value of financial instruments. This guidance requires summarized disclosures on fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Footnote 9, Fair Value Measurement.

In May 2009, the FASB issued guidance at ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statement of financial condition or results of operations. Applicable disclosures have been provided in the Subsequent Events section above.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). This update provides amendments to ASC Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company is in the process of evaluating this update and, therefore, has not yet determined the impact that adoption of ASU 2009-05 will have on its financial position, results of operations or cash flows.

Stock Repurchase Program

On March 31, 2009, the Company’s Board of Directors authorized the purchase of its outstanding common shares. The Company is authorized to repurchase up to a maximum of 5% of its total common stock, or approximately 3.0 million common shares. Repurchases can be made in the open market, through privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the Securities and Exchange Commission (SEC). This authorization is in addition to any shares remaining available under existing repurchase programs. At October 2, 2009, approximately 3.1 million shares were available for repurchase under these programs. The share repurchase programs do not have an expiration date.

2.	EQUITY INVESTMENT

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”) for $10,681, resulting in a gain of $3,635, or $2,254 net of tax. As of March 27, 2009, the aggregate fair value of the investment was $10,592, with cumulative unrealized holding gains of $3,547. The Company previously classified this investment as “available-for-sale” in accordance with ASC 320, Investments – Debt and Equity Securities.

During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena. Proceeds of $21,000 were received during the six months ended September 26, 2008 in relation to the sale.

3.	DEBT

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended October 2, 2009; therefore, the notes may not be converted. As of October 2, 2009 and March 27, 2009, the fair value of the 2008 Notes was approximately $270,871 and $203,486, respectively.

During fiscal year 2004, the Company issued $150.0 million principal amount 2.25% senior convertible notes (the “2004 Notes”). On March 15, 2009, the holders of $149.98 million in principal face value 2.25% senior convertible notes exercised the notes’ put option, requiring the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest.

Convertible Debt Restatement

On March 28, 2009, the Company adopted ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”) which required retrospective restatement (See Footnote 1, Background and Basis of Presentation). The following illustrates the impact of adopting the guidance on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended October 2, 2009 and September 26, 2008:

	For the Three Months Ended
	October 2, 2009				September 26, 2008
(in thousands, except per share amounts)	Excluding the Effect of ASC 470-20		Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Restated
Income from operations	$38,690		$(55)	$38,635	$24,460	$(55)	$24,405
Other expense	(2,123)		(1,862)	(3,985)	(1,517)	(2,421)	(3,938)

Income before provision for income taxes	36,567		(1,917)	34,650	22,943	(2,476)	20,467
Provision for income taxes	13,692		(728)	12,964	9,045	(941)	8,104

Net income	$22,875		$(1,189)	$21,686	$13,898	$(1,535)	$12,363

Earnings per common share:
Basic(a)		$0.39	$(0.02)	$0.37	$0.23	$(0.03)	$0.21
Diluted		$0.39	$(0.02)	$0.37	$0.23	$(0.03)	$0.20

	For the Six Months Ended
	October 2, 2009				September 26, 2008
(in thousands, except per share amounts)	Excluding the Effect of ASC 470-20		Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Restated
Income from operations	$60,393		$(109)	$60,284	$42,545	$(109)	$42,436
Other expense	(550)		(3,566)	(4,116)	(2,519)	(3,891)	(6,410)

Income before provision for income taxes	59,843		(3,675)	56,168	40,026	(4,000)	36,026
Provision for income taxes	22,575		(1,397)	21,178	15,811	(1,520)	14,291

Net income	$37,268		$(2,278)	$34,990	$24,215	$(2,480)	$21,735

Earnings per common share:
Basic(a)		$0.64	$(0.04)	$0.60	$0.40	$(0.04)	$0.36
Diluted		$0.63	$(0.04)	$0.59	$0.39	$(0.04)	$0.35

(a)	Effects on basic earnings per share may not cross-foot due to rounding

The debt discount associated with the 2008 Notes will be amortized over periods that end on the scheduled maturity date and result in effective interest rates of approximately 8.25%. For the three and six months ended October 2, 2009, interest expense was approximately $1,897 and $3,714 based on the contractual coupon rates, while debt discount amortization was approximately $2,126 and $4,059, respectively.

For the three and six months ended September 26, 2008, interest expense (including the 2004 Notes and 2008 Notes) was $1,931 and $2,775, based on the contractual coupon rates and debt discount amortization was $2,620 and $4,211, respectively.

The following illustrates the impact of adopting ASC 470-20 on the Unaudited Condensed Consolidated Balance Sheets as of October 2, 2009 and March 27, 2009:

	As of
	October 2, 2009			March 27, 2009
	Excluding the effect of ASC 470-20	Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Restated

Property and equipment, net(a)	$104,518	$981	$105,499	$100,115	$1,090	$101,205
Other assets(b)	88,893	(15,074)	73,819	73,534	(14,296)	59,238
Long-term debt	231,318	(46,788)	184,530	231,812	(50,847)	180,965
Other noncurrent liabilities(c)	76,143	3,753	79,896	54,598	6,121	60,719
Additional paid in capital	162,545	50,839	213,384	149,336	50,839	200,175
Retained earnings	231,118	(20,508)	210,610	194,939	(19,319)	175,620

(a)	Reflects the impact of increased capitalized interest
(b)	Reflects the impact of deferred taxes and deferred debt costs
(c)	Reflects the impact of deferred taxes

As a result of the accounting change, retained earnings as of March 29, 2008, decreased from $136,718, as originally reported, to $123,929. Conversely, additional paid in capital increased from $195,657 as originally reported, to $212,768.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of October 2, 2009 and March 27, 2009 are as follows:

	Liability Component			Equity Component
October 2, 2009	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount
2008 Notes	$230,000	$46,788	$183,212	$55,636

March 27, 2009
2008 Notes	$230,000	$50,847	$179,153	$55,636

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

The purchased options are intended to reduce the potential dilution upon conversion of the notes in the event that the market value per share of the common stock, as measured under the notes, at the time of exercise is greater than the conversion price of the notes. The options have been accounted for as an adjustment to the Company’s “Additional paid in capital”, net of deferred tax assets of $20,993 which are recorded in “Other long term assets” on the Unaudited Condensed Consolidated Balance Sheets.

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

If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. The warrants have been accounted for as an adjustment to the Company’s stockholders’ equity and recorded in “Additional paid in capital” on the Unaudited Condensed Consolidated Balance Sheets.

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the notes. Holders of the notes do not have any rights with respect to the warrants.

Interest Rate Swap Agreement

During fiscal year 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement is to hedge the variable interest rate of its asset-based revolving line of credit (the “Credit Agreement”). The notional amount of the swap is $50.0 million. The interest rate swap effectively fixes the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the Credit Agreement. The interest rate swap has been designated as a cash flow hedge. Therefore, changes in fair value are recognized in “Accumulated other comprehensive income.” See Footnote 5, Comprehensive Income, for additional information. Under the terms of the interest rate swap agreement, the Company makes monthly interest payments based on the fixed rate and receives monthly interest payments based on one-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under this interest rate swap agreement are recorded as reductions or additions to interest expense.

The following table presents the fair value of the Company’s derivative instrument:

	October 2, 2009		March 27, 2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument:
Interest rate swap	Other current liabilities	$508	Other current liabilities	$891

Total derivatives		$508		$891

The following table presents the effect of the Company’s derivative instrument on the consolidated financial statements:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
(in thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Interest rate swap, net of tax	$146	$(51)	$237	$392

Total	$146	$(51)	$237	$392

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are presented in accordance with ASC 260, Earnings Per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of outstanding convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended October 2, 2009 and September 26, 2008:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Denominator-weighted average shares outstanding used in computing basic earnings per common share	58,566	59,941	58,477	60,472
Assumed exercise of stock options(a)	342	458	334	480
Assumed vesting of restricted stock	482	164	361	158
Assumed conversion of the 2004 Notes	-	358	-	212

Denominator-weighted average shares outstanding used in computing diluted earnings per common share(b)	59,390	60,921	59,172	61,322

(a)	There were no antidilutive options outstanding at October 2, 2009. Options to purchase approximately 200,000 shares of outstanding common stock at September 26, 2008 were not included in the computation of diluted earnings per share because the options’ inclusion would be antidilutive.
(b)	The assumed conversion of the 2008 Notes was not included in the computation of diluted earnings per share for the three and six months ended October 2, 2009, as the Company’s average stock price for the period did not exceed the conversion price.

In accordance with ASC 260, Earnings Per Share, the 2008 Notes will have no impact on diluted earnings per share until the Company’s average common stock price, as defined, exceeds the conversion price of $21.22 per share. Prior to conversion, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds $21.22 per share, using the treasury stock method. If the price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method. Prior to conversion, the purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

5.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and six months ended October 2, 2009 and September 26, 2008:

	For the Three Months Ended		For the Six Months Ended
	October 2,	September 26,	October 2,	September 26,
(in thousands)	2009	2008	2009	2008
Net income	$21,686	$12,363	$34,990	$21,735
Add:
Unrealized holding gains on available-for-sale investments, net of income taxes	-	1,546	50	3,355
Unrealized holding gains (losses) on interest rate swap, net of income taxes	146	(51)	237	392
Less:
Reclassification of gains on available for sale investments included in net income previously recognized in other comprehensive income	-	-	(2,254)	-

Comprehensive income	$21,832	$13,858	$33,023	$25,482

The unrealized holding gains and losses on available-for-sale investments relate to the Company’s investment in athena, as discussed in Footnote 2, Equity Investment.

The unrealized holding gains and losses on the interest rate swap relate to the Company’s interest rate swap agreement, as discussed in Footnote 3, Debt.

6.	INCENTIVE AND STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards estimated vesting period. The Company’s stock-based compensation expense is recorded in “General and administrative expenses” on the Unaudited Condensed Consolidated Statements of Operations.

Restricted Stock Awards

The Company issues (i) restricted stock which vests based on the recipient’s continued service over time (“Time-Based Awards”) and (ii) restricted stock or restricted stock units which vest based on the Company achieving specified performance measurements (“Performance-Based Awards”).

Time-Based Awards

The Company measures the fair value of Time-Based Awards on the date of grant based on the closing stock price. The related compensation expense is recognized on a straight-line basis net of estimated forfeitures over the vesting period.

Performance-Based Awards

On June 5, 2009, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock units (“PARS Units”) to the Company’s top six officers. These awards were granted under the Company’s 2006 Incentive Plan.

Fiscal Year 2010 Issuances

The Performance Shares will vest after three years and convert to shares of common stock based on the Company’s achievement of certain earnings per share growth targets, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. These awards, which are denominated in terms of a target number of shares, will be forfeited if performance falls below a designated threshold level and may vest for up to 250% of the target number of shares for exceptional performance. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance.

The PARS Units will vest on the five-year anniversary of the grant date and convert to shares of common stock, subject to accelerated vesting after three years if the Company achieves an earnings per share growth target, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. Upon vesting, the grantee may defer acceptance of the units to a later date, whereas the units will remain outstanding.

Fiscal Year 2010 Change in Estimate

During the six months ended October 2, 2009, the Company changed the number of estimated shares to be delivered on previously issued awards due to an increase in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates. The change in estimate increased Performance Shares outstanding by 292,000 shares.

Due to a change in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates, PARS awards issued during fiscal years 2008 and 2009 are now estimated to vest on the three-year anniversary of the grant date. As such, the Company adjusted the forfeiture rate related to certain PARS awards to reflect a reduction in expected forfeitures over the remaining vesting period.

These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

As a result of the change in accounting estimates, stock based compensation expense increased $2,197 ($1,362 net of tax), or $0.02 per diluted share for the three months ended October 2, 2009 and $6,507 ($4,034 net of tax), or $0.07 per diluted share for the six months ended October 2, 2009.

Total stock-based compensation expense during the three months ended October 2, 2009 and September 26, 2008 was approximately $4,042 and $1,488, respectively, with related income tax benefits of $1,536 and $518, respectively. Total stock-based compensation expense during the six months ended October 2, 2009 and September 26, 2008 was approximately $9,954 and $2,783, respectively, with related income tax benefits of $3,378 and $955, respectively.

As of October 2, 2009, there was $18,864 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 1.7 years.

Income tax benefits of $1,130 and $1,510 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the six months ended October 2, 2009 and September 26, 2008, respectively.

Outstanding stock-based awards granted under equity incentive plans as of October 2, 2009 and March 27, 2009 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS	PARS
					Deferred
(in thousands)	Units	Units	Shares	Shares	Units	Shares
Balance, March 27, 2009	221	-	767	248	9	1,306
Granted	241	132	-	73	-	-
Addition from change in estimate	292	-	-	-		-
Vested / Exercised	-	-	-	(76)	-	(290)
Forfeited	-	-	(19)	(4)	-	-

Balance, October 2, 2009	754	132	748	241	9	1,016

Certain Officer Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee of the Board of Directors approved the 2008 Shareholder Value Plan (“2008 SVP”), a cash based performance award program under the 2006 Incentive Plan. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to March 25, 2011. As a result of an increase in accounting estimate related to expected achievement of long-term performance measures related to the 2008 SVP, long-term incentive based compensation expense was increased by $960, $595 net of tax, or $0.01 per diluted share for the three months ended October 2, 2009 and increased by $1,561, $968 net of tax, or $0.02 per diluted share for the six months ended October 2, 2009. The Company had approximately $4,514 and $1,937 of accrued compensation cost related to the 2008 SVP as of October 2, 2009 and March 27, 2009, respectively.

Short-term Cash-Based Incentive Compensation

As a result of a change in accounting estimate related to fiscal year 2010 financial performance, corporate annual short-term incentive based compensation expense was increased by $2,032, $1,260 net of tax, or $0.02 per diluted share for the three and six months ended October 2, 2009.

7.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately based on the unique product and service offering required by the markets they serve. The Company evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates a portion of its costs and interest expense to the operating segments. The allocation of shared operating costs is generally proportionate to the revenues of each operating segment. Interest expense is allocated based on (i) an internal carrying value of historical capital used to acquire or develop the operating segments’ operations and (ii) budgeted operating cash flow.

The following tables present financial information about the Company’s business segments:

	For the Three Months Ended		For the Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net Sales:
Physician Business	$398,531	$341,761	$740,823	$673,147
Elder Care Business	162,970	149,485	313,351	289,891
Corporate Shared Services	475	357	1,356	779

Total net sales	$561,976	$491,603	$1,055,530	$963,817

Income from Operations:
Physician Business	$42,546	$26,163	$71,264	$48,373
Elder Care Business	11,632	8,399	18,755	13,853
Corporate Shared Services	(15,543)	(10,157)	(29,735)	(19,790)

Total income from operations	$38,635	$24,405	$60,284	$42,436

Income Before Provision for Income Taxes:
Physician Business	$41,858	$25,531	$69,850	$47,232
Elder Care Business	9,631	6,406	14,806	9,898
Corporate Shared Services	(16,839)	(11,470)	(28,488)	(21,104)

Total income before provision for income taxes	$34,650	$20,467	$56,168	$36,026

	As of
	October 2,	March 27,
	2009	2009
Total Assets:
Physician Business	$469,959	$423,211
Elder Care Business	277,509	275,658
Corporate Shared Services	206,060	159,755

Total assets	$953,528	$858,624

8.	COMMITMENTS AND CONTINGENCIES

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

The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases in which the Company distributes products manufactured by others, the Company is provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company, including agreements with foreign vendors.

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

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of October 2, 2009, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

9.	FAIR VALUE MEASUREMENTS

As discussed in the Recent Accounting Pronouncements section of Footnote 1, Background and Basis of Presentation, the Company adopted ASC 820, Fair Value Measurements and Disclosures, with respect to fair value measurements of (i) nonfinancial assets and liabilities and (ii) all financial assets and liabilities.

This guidance provides a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1: Inputs using unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2: Inputs or other than quoted prices in markets that are observable for the asset or liability, either directly or indirectly.

Level 3: Inputs that are both significant to the fair value measurement and unobservable.

As of October 2, 2009, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 2 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of October 2, 2009, by level within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Total
Liabilities:
Interest rate swap(a)	$-	$508	$508
Deferred compensation(b)	62,772	-	62,772

Total liabilities	$62,772	$508	$63,280

(a)	Relates to the Company’s interest rate swap on its revolving line of credit. The interest rate swap is valued using an internal model that utilizes as its basis readily observable market inputs such as credit spreads, current market interest rates, and forward interest rates.
(b)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in “Other noncurrent liabilities” on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at October 2, 2009 and March 27, 2009 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $270,871 and $203,486, respectively.

10.	INCOME TAXES

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $475 as of March 27, 2009. There have been no material changes to this balance during the six months ended October 2, 2009.

The Company files a United States federal income tax return and income tax returns in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to income tax examinations for years prior to the fiscal year ended April 1, 2005.

During the three months ended October 2, 2009, the IRS completed an examination of the Company’s federal income tax returns for the years ended March 31, 2006, March 30, 2007, and March 28, 2008. As a result, the Company agreed to changes to its taxable income that did not have a material impact on the Company’s financial condition or results of operations.

The Company’s deferred tax asset and liability balances as of October 2, 2009 and March 27, 2009 are presented in the following table:

	As of
(in thousands)	October 2, 2009	March 27, 2009
Current deferred tax assets(a)	$5,602	$8,059
Noncurrent deferred tax liabilities(b)	3,753	6,121

Net deferred tax asset	$1,849	$1,938

(a)	Current deferred tax assets are recorded in “Other current assets” on the Unaudited Condensed Consolidated Balance Sheets. The change in accounting as discussed in Footnote 3, Debt, had no impact on the March 27, 2009 balance.
(b)	Noncurrent deferred tax liabilities are recorded in “Other noncurrent liabilities” on the Unaudited Condensed Consolidated Balance Sheets. The March 27, 2009 balance has been restated in accordance with the change in accounting as discussed in Footnote 3, Debt.

Uncertain Tax Positions

There were no significant changes to the Company’s uncertain tax positions in the six months ended October 2, 2009. For a detail of the Company’s uncertain tax positions, please refer to Footnote 12, Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended March 27, 2009, filed on May 20, 2009.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the six months ended October 2, 2009 and September 26, 2008 are as follows:

	Six Months Ended
	October 2, 2009	September 26, 2008
Cash paid for:
Interest	$4,927	$3,069
Income taxes, net	$13,699	$12,182

During the six months ended October 2, 2009 and September 26, 2008, the Company did not have any material non-cash transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PSSI is a market-leading company in the two alternate-site segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select Medical Products® and specialty brand products (“Select”); innovative information systems and technology that serve its core markets; and a culture of performance.

EXECUTIVE OVERVIEW

During the second quarter of fiscal year 2010, net sales grew 14.3% at the consolidated level and 16.6% and 9.0% in the Physician and Elder Care Businesses, respectively, compared to the second quarter of fiscal year 2009. This was due to progress in the Company’s sales growth strategies, the impact from the sale of products related to the H1N1 influenza (“swine flu”) pandemic, and five additional selling days during the current period. The Company’s per billing day revenue growth, excluding flu-related products, was lower than historical growth levels, reflecting a general slowdown in market growth due to current economic conditions.

The Company recognized sales growth on the disposables, lab diagnostics, and pharmaceuticals product lines within the Physician Business and across the largest customer segments within the Elder Care Business during the second quarter and year-to-date periods compared to the prior year. Select brand product sales grew 29.2% and 21.4% during the quarter and 22.2% and 23.0% during the year-to-date period in the Physician and Elder Care Businesses, respectively.

Income from operations increased 58.3% or $14.2 million to $38.6 million for the three months ended October 2, 2009 and increased 42.1% or $17.8 million to $60.3 million for the six months ended October 2, 2009 when compared to the same periods in the prior year. This was the result of sales growth discussed above and a decrease in general and administrative expenses due to implemented cost savings initiatives partially offset by increased incentive compensation accruals.

Cash flow from operations during the three and six months ended October 2, 2009 was approximately $8.6 million and $53.6 million, respectively. Operating income growth offset by an investment in inventory and timing of receivables and payables resulted in a reduction in operating cash flow during the current quarter, compared to the first quarter.

The following significant events impacted the Company during the six months ended October 2, 2009:

Swine Flu Pandemic

During the three and six months ended October 2, 2009, the Physician Business experienced increased sales in influenza test kits, surgical masks, medical gloves and hand sanitizers, related to the H1N1/Swine flu pandemic. As a result, the Company recognized approximately $23.2 and $32.2 million in additional net sales for the three and six month periods, respectively, when compared to the same periods in the prior year.

Adoption of New Accounting Pronouncement

As discussed in Footnote 1, Background and Basis of Presentation, effective March 28, 2009, the Company adopted ASC 470-20, Debt – Debt with Conversion and Other Options and, as required by this new standard the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. As a result of the adoption, interest expense increased by $1.9 million ($1.2 million net of tax) and by $3.6 million ($2.2 million net of tax) for the three and six months ended October 2, 2009 and increased $2.5 million ($1.5 million net of tax) and $3.9 million ($2.4 million net of tax) for the three and six months ended September 26, 2008, respectively. See Footnote 3, Debt, for additional information.

Investment in athenahealth, Inc.

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices, for $10.7 million, resulting in a gain of $3.6 million ($2.3 million net of tax) recorded in “Other income, net” on the Unaudited Condensed Consolidated Statements of Operations. See Footnote 2, Equity Investment, for additional information.

Change in Incentive Compensation Estimate

Based on the financial results of the six months ended October 2, 2009, management raised its expectations for probable achievement of performance targets related to corporate incentive compensation plans. Due to the change in estimate, total incentive-based compensation expense increased $5.2 million and $10.1 million during the three and six months ended October 2, 2009 and is expected to increase $5.4 million during the second half of fiscal year 2010. See Footnote 6, Incentive and Stock-Based Compensation, for additional information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended			For the Six Months Ended
	October 2, 2009	September 26, 2008		October 2, 2009	September 26, 2008
(dollars in millions)	Amount	Amount	Percent Change	Amount	Amount	Percent Change
Physician Business	$398.5	$341.8	16.6%	$740.8	$673.1	10.1%
Elder Care Business	163.0	149.5	9.0	313.4	289.9	8.1
Corporate Shared Services	0.5	0.3	33.3	1.4	0.8	74.1

Total Company	$562.0	$491.6	14.3%	$1,055.6	$963.8	9.5%

The comparability of net sales year over year was impacted by the number of selling days in each period. The three and six months ended October 2, 2009 consisted of 68 and 132 selling days, respectively, while the three and six months ended September 26, 2008 consisted of 63 and 127 selling days, respectively. Compared to prior year, average net sales per billing day increased 5.9% and 5.4%, respectively, as shown in the following table.

	For the Three Months Ended			For the Six Months Ended
	October 2, 2009	September 26, 2008		October 2, 2009	September 26, 2008
(dollars in millions)	Average Daily Net Sales	Average Daily Net Sales	Percent Change	Average Daily Net Sales	Average Daily Net Sales	Percent Change
Physician Business	$5.9	$5.4	8.0%	$5.6	$5.3	5.9%
Elder Care Business	2.4	2.4	1.0	2.4	2.3	4.0

Total Company	$8.3	$7.8	5.9%	$8.0	$7.6	5.4%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	October 2, 2009	September 26, 2008	Percent Change	October 2, 2009	September 26, 2008	Percent Change
Branded(a)	$216.0	$173.9	24.2%	$399.7	$347.6	15.0%
Select(b)	53.4	41.3	29.2	99.9	81.7	22.2
Pharmaceuticals	88.8	80.0	10.9	166.2	156.0	6.5
Equipment	32.1	37.3	(13.9)	58.9	69.0	(14.6)
Immunoassay	6.7	6.6	0.4	13.2	13.9	(5.1)
Other	1.5	2.7	(38.8)	2.9	4.9	(40.8)

Total	$398.5	$341.8	16.6%	$740.8	$673.1	10.1%

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables and lab diagnostics.

Net sales growth during the three and six months ended October 2, 2009 was driven by momentum in the Company’s strategic sales growth programs, the effects from the H1N1/Swine flu pandemic, and five additional selling days during the current period. During the three and six months ended October 2, 2009, the Physician Business experienced increased sales in influenza test kits, surgical masks, medical gloves, hand sanitizer, and other products related to the H1N1/Swine flu pandemic. This resulted in an increase of approximately $23.2 and $32.2 million in net sales, with approximately $20.6 and $27.8 million of the increase relating to the sale of branded lab diagnostics and $1.2 and $1.8 million related to the sale of Select disposables. In addition to the effect of the H1N1/Swine flu, Select product sales increased during the three and six months ended October 2, 2009 due to the Company’s continued focus on promoting its globally-sourced Select products, which resulted in new customer sales as well as customer conversions from other manufacturers branded products to Select brand products. The Physician Business introduced the Reach Program to add new customers during the first quarter which resulted in approximately 11,000 new customers for the six months ended October 2, 2009. The Company expects this program to have a positive impact on growth rates for future periods. Equipment sales decreased due to the current economic conditions including a decrease in discretionary spending and tight credit markets which negatively impacted customers’ ability to obtain equipment financing.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	October 2, 2009	September 26, 2008	Percent Change	October 2, 2009	September 26, 2008	Percent Change
Nursing home and assisted living facilities	$100.3	$90.6	10.7%	$192.1	$176.7	8.7%
Hospice and home health care agencies	47.3	41.2	14.7	91.3	79.4	14.8
Billing services	3.2	4.3	(26.3)	6.2	7.8	(20.5)
Other	12.2	13.4	(8.5)	23.8	26.0	(8.4)

Total	$163.0	$149.5	9.0%	$313.4	$289.9	8.1%

Net sales during the three and six months ended October 2, 2009 compared to the same period in the prior year increased approximately $13.5 and $23.5 million, respectively. The Company’s net sales were impacted by innovative customer-specific solution programs, a focus on regional and independent customer segments within the nursing home market, and five additional billing days during the current period. Net sales growth in the hospice and home health care lines of business during the quarter reflected the continued successful execution of strategies to diversify its customer base through expansion in the home health care market and other non-facility based care as well as five additional billing days during the current period. The Company’s net sales reduction in billing services was attributable to decreases in Medicare and Medicaid reimbursements.

Across its Elder Care customer segments, Select product sales increased 21.4% and 23.0% during the three and six months ended October 2, 2009, when compared to the same period in the prior year due to the Company’s focus on promoting its globally sourced products which resulted in additional sales to new and existing customers.

GROSS PROFIT

Gross profit for the Physician Business increased $20.8 million, or 89 basis points as a percentage of net sales, from the same quarter in the prior year and $26.4 million, or 81 basis points as a percentage of net sales, on a year-to-date basis over the prior year. Gross profit for the Elder Care Business increased $4.4 million, or 34 basis points as a percentage of net sales, from the same quarter in the prior year and increased $5.9 million, however decreased 26 basis points as a percentage of net sales, on a year-to-date basis over the same period in prior year.

These increases were primarily due to (i) the growth in net sales discussed above; (ii) product sales mix; and (iii) the Company’s continued focus on its sourcing strategies and margin enhancement initiatives. The Company’s sourcing strategies are designed to improve the Physician and Elder Care Business’ cost competitiveness and increase its gross margins on certain products. The year-to-date basis point decrease in the Elder Care Business gross profit was attributable to fluctuation of glove prices and decreased Medicaid reimbursement during the current fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	October 2, 2009		September 26, 2008			October 2, 2009		September 26, 2008
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase
Physician Business(a)	$51.1	12.8%	$51.1	14.9%	$-	$99.3	13.4%	$101.6	15.1%	$(2.3)
Elder Care Business(a)	30.4	18.7	29.4	19.7	1.0	59.6	19.0	58.9	20.3	0.7
Corporate Shared Services(b)	15.7	2.8	10.2	2.1	5.5	29.9	2.8	19.8	2.1	10.1

Total Company(b)	$97.2	17.3%	$90.7	18.4%	$6.5	$188.8	17.9%	$180.3	18.7%	$8.5

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

General and administrative expenses as a percentage of net sales for both the Physician and Elder Care businesses decreased for the three and six months ended October 2, 2009 when compared to the same periods in the prior year due to results of cost savings initiatives and leveraging of the Company’s fixed cost infrastructure over increased sales volumes.

Corporate Shared Services

General and administrative expenses for the three months ended October 2, 2009 increased $5.5 million when compared to the same period in the prior year. This increase is attributable to (i) an increase of $5.2 million in long-term incentive based compensation expense related to a change in estimated performance achievement; and (ii) an increase of $0.9 million related to payroll costs due to additional days in the current period.

General and administrative expenses for the six months ended October 2, 2009 increased $10.1 million when compared to the same period in the prior year. This increase is attributable to (i) an increase of $10.1 million in long-term incentive based compensation expense related to a change in estimated performance achievement; and (ii) an increase of $1.0 million related to payroll costs due to additional days in the current period, partially offset by $0.7 million in increased capitalized salaries relating to internal software development projects.

	For the Three Months Ended					For the Six Months Ended
	October 2, 2009		September 26, 2008			October 2, 2009		September 26, 2008
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$31.2	7.8%	$26.8	7.8%	$4.4	$58.8	7.9%	$53.0	7.9%	$5.8
Elder Care Business	5.5	3.4	5.4	3.6	0.1	10.6	3.4	10.4	3.6	0.2

Total Company	$36.7	6.5%	$32.2	6.5%	$4.5	$69.4	6.6%	$63.4	6.6%	$6.0

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	October 2, 2009		September 26, 2008			October 2, 2009		September 26, 2008
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$31.2	7.8%	$26.8	7.8%	$4.4	$58.8	7.9%	$53.0	7.9%	$5.8
Elder Care Business	5.5	3.4	5.4	3.6	0.1	10.6	3.4	10.4	3.6	0.2

Total Company	$36.7	6.5%	$32.2	6.5%	$4.5	$69.4	6.6%	$63.4	6.6%	$6.0

Overall, the change in selling expenses was attributable to an increase in commission expense due to the growth in net sales and gross profit mix discussed above. A majority of the Company’s sales representatives are fully commission-based. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Six Months Ended
	October 2, 2009		September 26, 2008			October 2, 2009		September 26, 2008
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase
Total Company	$13.0	37.4%	$8.1	39.6%	$4.9	$21.2	37.7%	$14.3	39.7%	$6.9

The effective rate was favorably impacted by certain short term investments that generated tax-exempt interest income and increased earnings from non-U.S. global sourcing subsidiaries, which are subject to tax at rates lower than the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operating working capital. Management monitors operating working capital performance through the following:

	As of
	October 2, 2009	September 26, 2008
Days Sales Outstanding:(a)
Physician Business	38.9	40.8
Elder Care Business	49.0	50.1

Days On Hand:(b)
Physician Business	54.0	52.2
Elder Care Business	51.3	52.8

Days in Accounts Payable:(c)
Physician Business	40.4	40.7
Elder Care Business	22.8	28.1

Cash Conversion Days:(d)
Physician Business	52.5	52.3
Elder Care Business	77.5	74.8

Inventory Turnover:(e)
Physician Business	6.7x	6.9x
Elder Care Business	7.0x	6.8x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	October 2, 2009	March 27, 2009
Capital Structure:
Convertible senior notes, net	$183.2	$179.2
Revolving line of credit	50.0	50.0
Other debt	2.3	2.7
Cash and cash equivalents	(130.1)	(82.0)

Net debt	105.4	149.9
Shareholders’ equity	424.3	378.0

Total capital	$529.7	$527.9

Operating Working Capital:
Accounts receivable, net	$258.0	$230.4
Inventories	212.8	207.6
Accounts payable	(157.0)	(127.3)

	$313.8	$310.7

Cash Flows from Operating Activities

Net cash provided by operating activities was $53.6 million and $52.5 million for the six months ended October 2, 2009 and September 26, 2008, respectively.

As of October 2, 2009, the Company has a deferred income tax liability of $18.2 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for 5 years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(8.1) million and $5.4 million during the six months ended October 2, 2009 and September 26, 2008, respectively, and was impacted by the following factors:

•

During the six months ended October 2, 2009, the Company sold its remaining investment in athenahealth for $10.7 million, resulting in a gain of approximately $3.6 million or $2.3 million, net of taxes. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athenahealth, resulting in a gain of approximately $4.6 million, $2.8 million, net of taxes. Proceeds of $21.0 million were received during the six months ended September 26, 2008.

•

Payments for business combinations, net of cash acquired, were $3.9 million and $2.7 million during six months ended October 2, 2009 and September 26, 2008, respectively, and consisted of the following:

During the six months ended October 2, 2009, the Company completed four acquisitions. Payments totaling $3.7 million were made during the six months ended October 2, 2009 from cash on hand.

During the six months ended September 26, 2008, the Company acquired Cascade Medical Supply, a Washington-based distributor of Medicare Part B and Medicaid billing services and supplies to nursing and assisted living facilities. Payments totaling $0.2 million and $2.7 million were made during the six months ended October 2, 2009 and September 26, 2008 from cash on hand.

•

Capital expenditures totaled $14.9 million and $12.7 million during the six months ended October 2, 2009 and September 26, 2008, respectively, of which approximately $12.0 million and $8.3 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain management technology. Capital expenditures related to distribution center expansions were approximately $0.9 million and $3.0 million during the six months ended October 2, 2009 and September 26, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.6 million and $147.0 million during the six months ended October 2, 2009 and September 26, 2008, respectively. Net cash provided or used by financing activities during the six months ended October 2, 2009 and September 26, 2008, respectively, were impacted by the following factors:

•

The Company received proceeds from the exercise of stock options of approximately $2.4 million and $5.6 million during the six months ended October 2, 2009 and September 26, 2008, respectively. The Company recognized related excess tax benefits of $1.1 million and $1.5 million during the six months ended October 2, 2009 and September 26, 2008, respectively.

•

The Company issued $230.0 million of 3.125% convertible senior notes during the six months ended September 26, 2008. In conjunction with this offering the Company received $25.4 million from the issuance of warrants, paid $54.1 million for the purchase of a convertible noted hedge, and paid debt issuance costs of approximately $5.1 million.

•

The Company repurchased approximately 2.1 million shares of common stock at an average price of $16.67 per common share for approximately $35.6 million, during the six months ended September 26, 2008, concurrently with the convertible debt offering.

•	The Company made net repayments of approximately $20.0 million on its revolving line of credit during the six months ended September 26, 2008.

Capital Resources

The capital and credit markets have recently experienced adverse conditions. The resulting restricted access to capital along with significant volatility in the capital markets have increased the costs associated with issuing or refinancing debt because of increased risk spreads over relevant interest rate benchmarks. The Company continues to be well positioned; however, there can be no guarantee the recent disruptions in the overall economy and the financial markets, if continued for an extended time period, will not adversely impact the business and results of operations.

The Company finances its business primarily through cash generated from operations, proceeds from the $230.0 million senior convertible notes offering (“2008 Notes”) and the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services, and access to products and services from suppliers. Given current operating, economic and industry conditions, management believes demand for products and services will grow at slower rates. The Company’s capital structure provides the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

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

The purchased options and warrant transactions will generally have the effect of increasing the conversion price of the 2008 Notes to approximately $28.29 per share, representing a 68.5% premium based on the closing sale price of the Company’s common stock of $16.79 per share on August 4, 2008.

Impact on Diluted Weighted Average Shares

In accordance with ASC 260, Earnings Per Share, the 2008 Notes will have no impact on diluted earnings per share until the Company’s average common stock price, as defined, exceeds the conversion price of $21.22 per share. Prior to conversion, the Company will include the effect of the additional shares that may be issued if its common stock price exceeds $21.22 per share, using the treasury stock method. If the price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of October 2, 2009, the purchased options were “in the money”; however, the value was not material as the average stock price for the current quarter was less than the strike price of $21.22. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

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

Incentive Compensation

Equity Incentive Plans

As of October 2, 2009, the Company has grants of incentive stock options, nonqualified stock options, time-based restricted stock and performance-based restricted stock outstanding.

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

When estimating the Company’s expected earnings per share performance for performance-based restricted stock, the Company reviews the most current information available, including actual financial and operating results, operating plans, forecasts prepared by management and environmental and market risks. These performance goals are re-assessed periodically throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment and may have an impact on the vesting of an award. If actual performance differs significantly from management’s estimates, it could have a material impact on equity-based compensation expense recognized in future years.

Based on the financial results of the six months ended October 2, 2009, management revised its assessment for probable achievement of performance conditions related to long-term incentive compensation plans. Management reviewed the current quarter results impacted by: (i) the impact of revenue growth programs (ii) the impact of implemented cost savings initiatives, (iii) the increase in sales of H1N1/Swine flu related products, and (iv) the sale of shares in athenahealth, as well as the potential impact on future earnings, and determined the cumulative impact of these events required the Company to adjust its estimate of probable achievement of incentive compensation performance conditions, and to adjust the accruals related to these plans based on those estimates.

The change in estimate increased the Company’s fiscal year 2008 and 2009 performance shares by 292,000 shares. Additionally, PARS awards issued during fiscal years 2008 and 2009 are now estimated to vest on the three-year anniversary of the grant date. As such, the Company adjusted the forfeiture rate related to certain PARS awards to reflect a reduction in expected forfeitures over the remaining vesting period. These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

The change in estimate for these awards resulted in an increase in corporate stock-based compensation expense of $2.2 million and $6.5 million during the current quarter and year-to-date periods and is expected to increase stock-based compensation expense by an additional $2.7 million during fiscal year 2010.

Cash-Based Incentive Plans

The Company maintains short-term and long-term cash-based incentive plans, for employees. The plans provide incentive to enhance shareholder value through the achievement of annual and cumulative earnings per share goals.

Estimates are required to determine the Company’s expected future performance and cumulative earnings per share at the end of the annual and three- year performance periods. Changes in estimates regarding the Company’s performance can have a material effect on cash-based incentive compensation expense. For this reason, management has determined that the estimates used to determine the amounts accrued for cash-based compensation expense are critical accounting estimates.

When estimating the Company’s expected earnings per share performance, the Company reviews the most current information available, including actual financial and operating results, operating plans, forecasts prepared by management and environmental and market risks. These performance goals are re-assessed throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment. If actual performance differs significantly from management’s estimates, it could have a material impact on cash-based compensation expense recognized in future years.

Based upon current results and expected future results as discussed above, the Company recognized an additional $3.0 million and $3.6 million recognized in corporate compensation expense during the current quarter and year-to-date periods. As a result of this change in estimate compensation expense is expected to increase by an additional $2.7 million during fiscal year 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In February 2008, the FASB issued guidance which delayed the effective date of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”) with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. The Company has applied the requirements of ASC 820 with no material effect, to certain such nonfinancial assets for which fair value measurements are determined only when there is an indication of potential impairment.

In April 2008, the FASB issued guidance located in ASC 350, Intangibles – Goodwill and Other that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements. The new guidance requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effect on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. The new guidance located in ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”), requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The equity components of the senior convertible notes are included in “Additional paid-in capital” in the Unaudited Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal amounts through the recognition of non-cash interest expense. This accretion results in recognizing interest expense on these borrowings at effective rates approximating what would have been incurred had the Company issued nonconvertible debt with otherwise similar terms. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this standard during the current year. Refer to Footnote 3, Debt, for additional information.

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging – Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current period with no material effect on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This standard, located in ASC 820, Fair Value Measurement and Disclosure provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statements of financial condition or results of operations.

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments – Overall – Disclosure on interim disclosures on fair value of financial instruments. This guidance requires summarized disclosures on fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Footnote 9, Fair Value Measurement.

In May 2009, the FASB issued guidance at ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in the Subsequent Events section of Footnote 1, Background and Basis of Presentation.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05). This update provides amendments to ASC Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. The Company is in the process of evaluating this update and, therefore, has not yet determined the impact that adoption of ASU 2009-05 will have on our financial position, results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of March 27, 2009, there were 0.1 million shares available for repurchase under existing stock repurchase programs. On March 31 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, which is approximately 3.0 million common shares, in the open market, in privately negotiated transactions, or otherwise. The share repurchase programs do not have an expiration date.

The following table summarizes the Company’s repurchase activity during the three months ended October 2, 2009.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
June 27 - August 2	-		$-	-	3,082,300
August 3 - September 2	9,245	(a)	20.41	9,245	3,073,055
September 3 - October 2	10,513	(a)	21.64	10,513	3,062,542

Total second quarter	19,758		$21.07	19,758	3,062,542

(a)	Represents shares repurchased for net share settlement of employee share-based awards.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	In accordance with the Company’s notice and proxy statement dated July 10, 2009 the Company held its Annual Meeting of Shareholders on August 20, 2009. Holders of 54,446,426 shares of the Company’s common stock were present in person or by proxy representing approximately 92% of the Company’s 59,426,075 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b)	The following directors were elected to serve a three-year term of office until the 2012 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 54,446,426 shares (1 vote per share) of common stock represented at the meeting, the directors were elected by the following votes:

Votes Received
Name	For	Withheld	Abstentions	Broker Non-votes
Jeffrey C. Crowe	53,915,109	531,107	-	-
Steven T. Halverson	53,920,463	525,963	-	-

Immediately following the annual meeting, the directors of the Company consisted of the following:

Charles E. Adair

Alvin R. Carpenter

Jeffrey C. Crowe

Steven T. Halverson

Melvin L. Hecktman

Delores M. Kesler

Stephen H. Rogers

David A. Smith

(c)	The proposal to approve the PSS World Medical, Inc. Amended and Restated 2006 Incentive Plan, which was approved and recommended by the Company’s Board of Directors, was approved by a majority of the shares voted. Of the 54,446,426 shares (1 vote per share) of common stock represented at the meeting, the PSS World Medical, Inc. Amended and Restated 2006 Incentive Plan was approved by the following votes:

Votes Received
Name	For	Against	Abstentions	Broker Non-votes
PSS World Medical, Inc. Amended and Restated 2006 Incentive Plan	45,987,528	3,046,568	8,202	5,401,028

(d)	The proposal to ratify KPMG LLP as the Company’s independent registered public accounting firm, who was selected by the Company’s Audit Committee, was ratified by a majority of the shares voted. Of the 54,446,426 shares (1 vote per share) of common stock represented at the meeting, KPMG LLP was ratified as the independent registered public accounting firm by the following votes:

Votes Received
Name	For	Against	Abstentions	Broker Non-votes
KPMG LLP	54,113,836	322,858	9,731	-

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 10, 2009.

PSS WORLD MEDICAL, INC.

By:	/S/ DAVID M. BRONSON
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)