Form 10-Q
period 2010-01-01
PSS WORLD MEDICAL INC
filed 2010-02-10
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 4, 2010 was 58,880,969 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JANUARY 1, 2010

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

•

Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations; and

•	Management’s expectation that overall revenue growth will be lower than historical growth rates, due to current market conditions.

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2010 AND MARCH 27, 2009

(Dollars in Thousands)

	January 1, 2010	March 27, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$114,056	$82,031
Investment in available for sale securities	—	10,592
Accounts receivable, net of allowance for doubtful accounts of $8,400 and $7,041 as of January 1, 2010 and March 27, 2009, respectively	233,602	230,361
Inventories	230,725	207,593
Prepaid expenses	3,628	3,171
Other current assets	42,338	28,707

Total current assets	624,349	562,455
Property and equipment, net of accumulated depreciation of $112,314 and $99,892 as of January 1, 2010 and March 27, 2009, respectively	106,956	101,205
Other Assets:
Goodwill	120,828	112,768
Intangibles, net of accumulated amortization of $23,640 and $19,990 as of January 1, 2010 and March 27, 2009, respectively	25,289	22,958
Other assets	77,748	59,238

Total assets	$955,170	$858,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$137,676	$127,300
Accrued expenses	48,051	52,718
Revolving line of credit and current portion of long-term debt	56,321	50,937
Other current liabilities	13,121	7,955

Total current liabilities	255,169	238,910
Long-term debt, excluding current portion	186,153	180,965
Other noncurrent liabilities	86,674	60,719

Total liabilities	527,996	480,594

Commitments and contingencies (Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued Common stock, $0.01 par value; 150,000,000 shares authorized, 58,770,432 and 59,316,697 shares issued and outstanding at January 1, 2010 and March 27, 2009, respectively	578	583
Additional paid in capital	198,192	200,175
Retained earnings	228,531	175,620
Accumulated other comprehensive (loss) income	(127)	1,652

Total shareholders’ equity	427,174	378,030

Total liabilities and shareholders’ equity	$955,170	$858,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 1, 2010 AND JANUARY 2, 2009

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009

Net sales	$502,764	$519,145	$1,558,294	$1,482,962

Cost of goods sold	348,064	364,282	1,085,049	1,041,912

Gross profit	154,700	154,863	473,245	441,050

General and administrative expenses	89,439	89,427	278,284	269,751

Selling expenses	33,249	33,721	102,665	97,148

Income from operations	32,012	31,715	92,296	74,151

Other (expense) income:

Interest expense	(4,214)	(7,409)	(13,007)	(15,912)

Interest income	117	1,034	346	1,999

Other income, net	742	878	5,189	2,006

Other expense	(3,355)	(5,497)	(7,472)	(11,907)

Income before provision for income taxes	28,657	26,218	84,824	62,244

Provision for income taxes	10,736	10,229	31,913	24,521

Net income	$17,921	$15,989	$52,911	$37,723

Basic earnings per common share	$0.31	$0.27	$0.90	$0.63

Diluted earnings per common share	$0.30	$0.27	$0.89	$0.62

Weighted average common shares outstanding, Basic	58,522	59,481	58,491	60,125

Weighted average common shares outstanding, Diluted	59,390	60,322	59,244	60,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 1, 2010 AND JANUARY 2, 2009

(Dollars in Thousands)

	Nine Months Ended
	January 1, 2010	January 2, 2009
Cash Flows From Operating Activities:
Net income	$52,911	$37,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,059	14,858
Benefit for deferred income taxes	(4,568)	(2,693)
Noncash compensation expense	13,884	5,032
Amortization of intangible assets	3,676	4,161
Provision for doubtful accounts	3,393	3,488
Provision for deferred compensation	1,219	797
Amortization of debt discount and issuance costs	6,597	9,024
Loss on sales of property and equipment	61	78
Gain on sale of available for sale securities	(3,635)	(444)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(5,093)	1,618
Inventories	(21,532)	(48,705)
Prepaid expenses and other current assets	(44,434)	6,734
Other assets	(5,464)	(6,593)
Accounts payable	8,663	18,589
Accrued expenses and other liabilities	45,936	2,052

Net cash provided by operating activities	67,673	45,719

Cash Flows From Investing Activities:
Capital expenditures	(21,616)	(18,090)
Payments for business acquisitions, net of cash acquired	(13,914)	(2,994)
Proceeds from sale of available for sale securities	10,681	22,098
Other	40	(239)

Net cash (used in) provided by investing activities	(24,809)	775

Cash Flows From Financing Activities:
Proceeds from issuance of convertible debt	—	230,000
Proceeds from issuance of warrants	—	25,368
Proceeds from exercise of stock options	2,609	5,992
Excess tax benefits from share-based compensation arrangements	1,302	1,664
Payment for purchase of hedge on convertible note	—	(54,096)
Purchase of common stock	(19,404)	(35,709)
Net proceeds (payments) on the revolving line of credit	5,350	(20,000)
Payment for debt issue costs	—	(5,147)
Payments under capital lease obligations	(696)	(979)

Net cash (used in) provided by financing activities	(10,839)	147,093

Net increase in cash and cash equivalents	32,025	193,587
Cash and cash equivalents, beginning of period	82,031	21,122

Cash and cash equivalents, end of period	$114,056	$214,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 1, 2010 AND JANUARY 2, 2009

(In Thousands, Except Share and Per Share Data, Unless Otherwise Noted)

1.	BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the SEC rules and regulations. The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The consolidated balance sheet as of March 27, 2009 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 27, 2009, except as noted in the Reclassification section below and Footnote 2, Recent Accounting Pronouncements. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2009.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2010 and 2009 consist of 53 weeks or 258 selling days and 52 weeks or 253 selling days, respectively. The three and nine months ended January 1, 2010 consisted of 61 and 193 selling days, respectively, while the three and nine months ended January 2, 2009 consisted of 66 and 193 selling days, respectively. From time to time, the Company includes sales per billing day in its reporting to assist the reader in analyzing performance and growth rates.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Change in Accounting Estimate

Equity-Based Long-Term Compensation

The Company has grants of performance-based restricted stock which require the use of certain estimates. Estimates of the Company’s future performance and participant forfeiture rates are utilized to determine the number of shares which will ultimately be received by participants. During the nine months ended January 1, 2010, the Company revised its estimate of expected performance and related forfeiture rates based on current information available, actual financial and operating results, operating plans, forecasts prepared by management, and environmental and market risks. Refer to Footnote 7, Incentive and Stock-Based Compensation, and Footnote 14, Subsequent Events, for additional information. The Company recognized this change in estimate prospectively in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections (“ASC 250”).

This change increased the amount of compensation expense recognized during the nine months ended January 1, 2010 by $7,826.

Cash-Based Incentive Compensation

The Company maintains long-term and short-term cash-based incentive plans for employees. For interim periods, estimates of the Company’s future performance are utilized to determine the expected amounts to be paid under the plans. During the nine months ended January 1, 2010, the Company revised its estimate of expected performance as discussed under Equity-Based Long-Term Compensation above. Refer to Footnote 7, Incentive and Stock-Based Compensation, and Footnote 14, Subsequent Events, for additional information. The Company recognized this change in estimate prospectively in accordance with ASC 250. This change increased the amount of compensation expense recognized during the nine months ended January 1, 2010 by $4,968.

Reclassification

Certain items previously reported in combined financial statement captions have been reclassified to conform to the current financial statement presentation.

Stock Repurchase Program

On March 31, 2009, the Company’s Board of Directors authorized the purchase of its outstanding common shares. The Company is authorized to repurchase up to a maximum of 5% of its total common stock, or approximately 3.0 million common shares. Repurchases can be made in the open market, through privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the Securities and Exchange Commission (SEC). This authorization is in addition to any shares remaining available under existing repurchase programs. During the three months ended January 1, 2010, the Company repurchased 0.9 million shares of common stock at an average price of $20.58 per common share for $18,956. The share repurchase programs do not have an expiration date.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 27, 2009 to January 1, 2010.

(in thousands)	Shares
Balance, March 27, 2009	118
Shares authorized for repurchase	2,966
Shares repurchased	(943)

Balance, January 1, 2010	2,141

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In February 2008, the FASB issued guidance which delayed the effective date of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”) with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. The Company has applied the requirements of ASC 820 with no material effect on the Company’s statements of financial condition or results of operations.

In April 2008, the FASB issued guidance in ASC 350, Intangibles – Goodwill and Other that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements. The new guidance requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effect on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. The new guidance located in ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”), requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects interest expense at a rate equal to an estimate of the entity’s nonconvertible debt borrowing rate. The equity components of the senior convertible notes are included in “Additional paid-in capital” in the Unaudited Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal through the recognition of non-cash interest expense. This accretion results in additional interest expense on these borrowings at effective rates approximating nonconvertible debt with otherwise similar terms. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this standard during the current year. Refer to Footnote 4, Debt, for additional information.

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging – Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current year with no material effect on the Company’s statements of financial condition or results of operations.

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

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments – Overall – Disclosure on interim disclosures on fair value of financial instruments. This guidance requires summarized disclosures on fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Footnote 11, Fair Value Measurement.

In May 2009, the FASB issued guidance within ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statement of financial condition or results of operations. Applicable disclosures have been provided in Footnote 14, Subsequent Events.

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

3.	EQUITY INVESTMENT

Fiscal Year 2010

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”) for $10,681, resulting in a gain of $3,635, or $2,254 net of tax, recorded in “Other income, net” on the Unaudited Condensed Consolidated Statements of Operations. As of March 27, 2009, the aggregate fair value of the investment was $10,592, with cumulative unrealized holding gains of $3,547. The Company previously classified this investment as “available-for-sale” in accordance with ASC 320, Investments – Debt and Equity Securities.

Fiscal Year 2009

During the nine months ended January 2, 2009, the Company sold a portion of its investment in athena, resulting in a gain of $444, or $275 net of tax, recorded in “Other income, net” on the Unaudited Condensed Consolidated Statements of Operations. Proceeds of $22,098 were received during the nine months ended January 2, 2009 related to the sale of athena stock during the third quarter of fiscal year 2009 and the fourth quarter of fiscal year 2008.

4.	DEBT

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was not met during the three months ended January 1, 2010; therefore, the notes may not be converted. As of January 1, 2010 and March 27, 2009, the fair value of the 2008 Notes was approximately $273,516 and $203,486, respectively.

During fiscal year 2004, the Company issued $150.0 million principal amount 2.25% senior convertible notes (the “2004 Notes”). On March 15, 2009, the holders of $149.98 million in principal face value 2.25% senior convertible notes exercised the notes’ put option, requiring the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest.

Convertible Debt Restatement

On March 28, 2009, the Company adopted ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”) which required retrospective restatement (See Footnote 1, Background and Basis of Presentation). The following illustrates the impact of adopting the guidance on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended January 1, 2010 and January 2, 2009:

	For the Three Months Ended
	January 1, 2010			January 2, 2009
(in thousands, except per share amounts)	Excluding the Effect of ASC 470-20	Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Restated
Income from operations	$32,067	$(55)	$32,012	$31,770	$(55)	$31,715
Other expense	(1,687)	(1,668)	(3,355)	(2,053)	(3,444)	(5,497)

Income before provision for income taxes	30,380	(1,723)	28,657	29,717	(3,499)	26,218
Provision for income taxes	11,391	(655)	10,736	11,559	(1,330)	10,229

Net income	$18,989	$(1,068)	$17,921	$18,158	$(2,169)	$15,989

Earnings per common share:
Basic(a)	$0.32	$(0.02)	$0.31	$0.31	$(0.04)	$0.27
Diluted(a)	$0.32	$(0.02)	$0.30	$0.30	$(0.04)	$0.27

	For the Nine Months Ended
	January 1, 2010			January 2, 2009
(in thousands, except per share amounts)	Excluding the Effect of ASC 470-20	Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Restated
Income from operations	$92,460	$(164)	$92,296	$74,315	$(164)	$74,151
Other expense	(2,237)	(5,235)	(7,472)	(4,572)	(7,335)	(11,907)

Income before provision for income taxes	90,223	(5,399)	84,824	69,743	(7,499)	62,244
Provision for income taxes	33,965	(2,052)	31,913	27,370	(2,849)	24,521

Net income	$56,258	$(3,347)	$52,911	$42,373	$(4,650)	$37,723

Earnings per common share:
Basic(a)	$0.96	$(0.06)	$0.90	$0.70	$(0.08)	$0.63
Diluted(a)	$0.95	$(0.06)	$0.89	$0.69	$(0.08)	$0.62

(a)	Effects on basic and diluted earnings per share may not cross-foot due to rounding

The debt discount associated with the 2008 Notes will be amortized over periods that end on the scheduled maturity date and result in effective interest rates of approximately 8.25%. For the three and nine months ended January 1, 2010, interest expense was approximately $1,775 and $5,489 based on the contractual coupon rates, while debt discount amortization was approximately $1,860 and $5,919, respectively.

For the three and nine months ended January 2, 2009, interest expense (including the 2004 Notes and 2008 Notes) was $2,817 and $5,592, based on the contractual coupon rates and debt discount amortization was $3,642 and $7,853, respectively.

The following illustrates the impact of adopting ASC 470-20 on the Unaudited Condensed Consolidated Balance Sheets as of January 1, 2010 and March 27, 2009:

	As of
	January 1, 2010			March 27, 2009
(in thousands)	Excluding the Effect of ASC 470-20	Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Restated
Property and equipment, net(a)	$106,029	$927	$106,956	$100,115	$1,090	$101,205
Other assets(b)	91,467	(13,719)	77,748	73,534	(14,296)	59,238
Long-term debt	231,081	(44,928)	186,153	231,812	(50,847)	180,965
Other noncurrent liabilities(c)	82,293	4,381	86,674	54,598	6,121	60,719
Additional paid in capital	147,353	50,839	198,192	149,336	50,839	200,175
Retained earnings	248,918	(20,387)	228,531	194,939	(19,319)	175,620

(a)	Reflects the impact of increased capitalized interest
(b)	Reflects the impact of deferred taxes and deferred debt costs
(c)	Reflects the impact of deferred taxes

As a result of the accounting change, retained earnings as of March 29, 2008, decreased from $136,718, as originally reported, to $123,929. Conversely, additional paid in capital increased from $195,657 as originally reported, to $212,768.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of January 1, 2010 and March 27, 2009 are as follows:

	Liability Component		Equity Component
(in thousands) January 1, 2010	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount
2008 Notes	$230,000	$44,928	$185,072	$55,636

March 27, 2009
2008 Notes	$230,000	$50,847	$179,153	$55,636

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

Interest Rate Swap Agreement

During fiscal year 2008, the Company entered into an interest rate swap agreement which matures on February 19, 2010. The purpose of this swap agreement is to hedge the variable interest rate of its asset-based revolving line of credit (the “Credit Agreement”). The notional amount of the swap is $50.0 million. The interest rate swap effectively fixes the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the Credit Agreement. The interest rate swap has been designated as a cash flow hedge. Therefore, changes in fair value are recognized in “Accumulated other comprehensive income.” See Footnote 6, Comprehensive Income, for additional information. Under the terms of the interest rate swap agreement, the Company makes monthly interest payments based on the fixed rate and receives monthly interest payments based on one-month LIBOR. The changes in market value of this financial instrument are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under this interest rate swap agreement are recorded as reductions or additions to interest expense.

The following table presents the fair value of the Company’s derivative instrument:

	January 1, 2010		March 27, 2009
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instrument:
Interest rate swap	Other current liabilities	$205	Other current liabilities	$891

Total derivatives		$205		$891

The following table presents the effect of the Company’s derivative instrument on the consolidated financial statements:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
(in thousands)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Interest rate swap, net of tax	$188	$(845)	$425	$(453)

Total	$188	$(845)	$425	$(453)

5.	EARNINGS PER SHARE

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended January 1, 2010 and January 2, 2009:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Denominator-weighted average shares outstanding used in computing basic earnings per common share	58,522	59,481	58,491	60,125
Assumed exercise of stock options(a)	329	392	332	451
Assumed vesting of restricted stock	539	145	421	152
Assumed conversion of the 2004 Notes	—	304	—	243

Denominator-weighted average shares outstanding used in computing diluted earnings per common share(b)	59,390	60,322	59,244	60,971

(a)	There were no antidilutive options outstanding at January 1, 2010. Options to purchase approximately 200,000 shares of outstanding common stock at January 2, 2009 were not included in the computation of diluted earnings per share because the options’ inclusion would be antidilutive.
(b)	The assumed conversion of the 2008 Notes was not included in the computation of diluted earnings per share for the three and nine months ended January 1, 2010, as the Company’s average stock price for the period did not exceed the conversion price.

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

6.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and nine months ended January 1, 2010 and January 2, 2009:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Net income	$17,921	$15,989	$52,911	$37,723
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes	—	(182)	50	3,173
Unrealized holding gains (losses) on interest rate swap, net of income taxes	188	(845)	425	(453)
Reclassification of gains on available for sale investments included in net income previously recognized in other comprehensive income	—	(275)	(2,254)	(275)

Comprehensive income	$18,109	$14,687	$51,132	$40,168

The unrealized holding gains and losses on available-for-sale investments relate to the Company’s investment in athena, as discussed in Footnote 3, Equity Investment.

The unrealized holding gains and losses on the interest rate swap relate to the Company’s interest rate swap agreement, as discussed in Footnote 4, Debt.

7.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Fiscal Year 2010 Change in Estimate

During the nine months ended January 1, 2010, the Company changed the number of estimated shares to be delivered on previously issued awards due to an increase in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates. The change in estimate increased Performance Shares outstanding by 292,000 shares.

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

As a result of the change in accounting estimates, stock based compensation expense increased $1,319 ($818 net of tax), or $0.01 per diluted share for the three months ended January 1, 2010 and $7,826 ($4,852 net of tax), or $0.08 per diluted share for the nine months ended January 1, 2010.

Total stock-based compensation expense during the three months ended January 1, 2010 and January 2, 2009 was approximately $3,204 and $1,444, respectively, with related income tax benefits of $1,217 and $549, respectively. Total stock-based compensation expense during the nine months ended January 1, 2010 and January 2, 2009 was approximately $13,158 and $5,593, respectively, with related income tax benefits of $4,995 and $2,125, respectively.

As of January 1, 2010, there was $16,218 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested restricted stock grants is expected to be recognized over a weighted average period of 1.5 years.

Income tax benefits of $1,302 and $1,664 associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the nine months ended January 1, 2010 and January 2, 2009, respectively.

Outstanding stock-based awards granted under equity incentive plans as of January 1, 2010 and March 27, 2009 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS	PARS
(in thousands)	Units	Units	Shares	Shares	Deferred Units	Shares
Balance, March 27, 2009	221	—	767	248	9	1,306
Granted	241	132	7	73	—	—
Addition from change in estimate	292	—	—	—		—
Vested / Exercised	—	—	—	(89)	—	(321)
Forfeited	—	—	(19)	(5)	—	—

Balance, January 1, 2010	754	132	755	227	9	985

Certain Officer Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee of the Board of Directors approved the 2008 Shareholder Value Plan (“2008 SVP”), a cash based performance award program under the 2006 Incentive Plan. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to March 25, 2011. As a result of an increase in accounting estimate related to expected achievement of long-term performance measures related to the 2008 SVP, long-term incentive based compensation expense increased $357 or $222 net of tax for the three months ended January 1, 2010 and increased $1,919, $1,190 net of tax, or $0.02 per diluted share for the nine months ended January 1, 2010. The Company had approximately $5,378 and $1,937 of accrued compensation cost related to the 2008 SVP as of January 1, 2010 and March 27, 2009, respectively.

Short-term Cash-Based Incentive Compensation

As a result of a change in accounting estimate related to fiscal year 2010 financial performance, corporate annual short-term incentive based compensation expense increased $1,016, $630 net of tax, or $0.01 per diluted share for the three months ended January 1, 2010 and increased $3,049, $1,891 net of tax, or $0.03 per diluted share for the nine months ended January 1, 2010.

Effect from Subsequent Events

See Footnote 14, Subsequent Events, for further discussion.

8.	EMPLOYEE BENEFIT PLANS

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

As of January 1, 2010 and March 27, 2009, the cash surrender value of the corporate-owned life insurance policies, which is recorded in “Other assets” on the Unaudited Condensed Consolidated Balance Sheets, was $71,111 and $51,549, respectively. In addition, the deferred compensation liability, which is recorded at fair value in “Other noncurrent liabilities” on the Unaudited Condensed Consolidated Balance Sheets, was $66,777 and $45,932, as of January 1, 2010 and March 27, 2009, respectively.

9.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately based on the unique product and service offering required by the markets they serve. The Company evaluates the operating performance of its segments based on net sales and income from operations. Corporate Shared Services allocates a portion of its costs and interest expense to the operating segments. The allocation of shared operating costs is generally proportionate to the revenues of each operating segment. Interest expense is allocated based on an internal carrying value of historical capital used to acquire or develop the operating segments’ operations. The following tables present financial information about the Company’s business segments:

	For the Three Months Ended		For the Nine Months Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
Net Sales:
Physician Business	$352,961	$357,269	$1,093,784	$1,030,416
Elder Care Business	149,400	161,874	462,751	451,765
Corporate Shared Services	403	2	1,759	781

Total net sales	$502,764	$519,145	$1,558,294	$1,482,962

Income from Operations:
Physician Business	$35,500	$32,156	$106,764	$80,529
Elder Care Business	9,840	8,717	28,595	22,569
Corporate Shared Services	(13,328)	(9,158)	(43,063)	(28,947)

Total income from operations	$32,012	$31,715	$92,296	$74,151

Income Before Provision for Income Taxes:
Physician Business	$34,910	$31,497	$104,760	$78,729
Elder Care Business	7,835	6,723	22,641	16,621
Corporate Shared Services	(14,088)	(12,002)	(42,577)	(33,106)

Total income before provision for income taxes	$28,657	$26,218	$84,824	$62,244

	As of
	January 1, 2010	March 27, 2009
Total Assets:
Physician Business	$456,224	$423,211
Elder Care Business	302,977	275,658
Corporate Shared Services	195,969	159,755

Total assets	$955,170	$858,624

10.	COMMITMENTS AND CONTINGENCIES

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

The Company has various insurance policies, including product liability insurance, in amounts it considers adequate. In many cases, in which the Company distributes products manufactured by others, the Company is provided indemnification by the manufacturer. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company, including agreements with foreign vendors.

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one-fourth to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from three-fourths to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from three months to three years. Refer to Footnote 14, Subsequent Events, for additional information.

If the Physician Business or the Elder Care Business were to terminate a contract with a vendor of its Select Medical Products brand (“Select”) for any reason, the Company may be required to purchase the remaining inventory of Select products from the vendor, provided that, in no event would the Company be required to purchase quantities of such products which exceed the aggregate amount of such products ordered by the Company in a negotiated time period immediately preceding the date of termination. As of January 1, 2010, the Company had no material obligations to purchase inventory from Select vendors due to contract terminations.

11.	FAIR VALUE MEASUREMENTS

As discussed in Footnote 2, Recent Accounting Pronouncements, the Company adopted ASC 820, Fair Value Measurements and Disclosures, with respect to fair value measurements of (i) nonfinancial assets and liabilities and (ii) all financial assets and liabilities.

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

As of January 1, 2010, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 2 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of January 1, 2010, by level within the fair value hierarchy:

(in thousands)	Level 1	Level 2	Total
Liabilities:
Interest rate swap(a)	$—	$205	$205
Deferred compensation(b)	66,777	—	66,777

Total liabilities	$66,777	$205	$66,982

(a)	Relates to the Company’s interest rate swap on its revolving line of credit. The interest rate swap is valued using an internal model that utilizes as its basis readily observable market inputs such as credit spreads, current market interest rates, and forward interest rates.
(b)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in “Other noncurrent liabilities” on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at January 1, 2010 and March 27, 2009 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $273,516 and $203,486, respectively.

12.	INCOME TAXES

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. The total amount of accrued interest and penalties was approximately $475 as of March 27, 2009. There have been no material changes to this balance during the nine months ended January 1, 2010.

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

The Company’s deferred tax asset and liability balances as of January 1, 2010 and March 27, 2009 are presented in the following table:

	As of
(in thousands)	January 1, 2010	March 27, 2009
Current deferred tax assets(a)	$11,986	$8,059
Noncurrent deferred tax liabilities(b)	4,381	6,121

Net deferred tax asset	$7,605	$1,938

(a)	Current deferred tax assets are recorded in “Other current assets” on the Unaudited Condensed Consolidated Balance Sheets. The change in accounting as discussed in Footnote 4, Debt, had no impact on the March 27, 2009 balance.
(b)	Noncurrent deferred tax liabilities are recorded in “Other noncurrent liabilities” on the Unaudited Condensed Consolidated Balance Sheets. The March 27, 2009 balance has been restated in accordance with the change in accounting as discussed in Footnote 4, Debt.

The change in Current deferred tax assets was due in part to the increase in the Company’s accrued incentive compensation during fiscal year 2010.

Uncertain Tax Positions

There were no significant changes to the Company’s uncertain tax positions during the nine months ended January 1, 2010. For a detail of the Company’s uncertain tax positions, please refer to Footnote 12, Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended March 27, 2009, filed on May 20, 2009.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the nine months ended January 1, 2010 and January 2, 2009 are as follows:

	Nine Months Ended
	January 1, 2010	January 2, 2009
Cash paid for:
Interest	$5,525	$3,787
Income taxes, net	$30,026	$20,930

During the nine months ended January 1, 2010, the Company did not have any material non-cash transactions.

During the nine months ended January 2, 2009, the Company had $2,306 in non-cash transactions relating to new capital lease obligations.

14.	SUBSEQUENT EVENTS

Subsequent to January 1, 2010, the Company repurchased approximately 1.4 million shares of its common stock under the Company’s stock repurchase program. These shares were purchased in the open market for approximately $29.5 million. The Company intends to retire these shares during the fourth quarter of fiscal year 2010.

On February 3, 2010, the Company announced the termination of the employment of David A. Smith, the Company’s former Chairman and Chief Executive Officer, by mutual agreement. Concurrently, Gary A. Corless was appointed President and Chief Executive Officer, and was appointed to the Board of Directors and as a member of the Executive Committee. The Company also announced that Delores M. Kesler was appointed Chairman of the Board of Directors. As a result of the termination, the Company will record separation costs, during the fourth quarter of the current fiscal year, as set forth in the Separation Agreement entered into with Mr. Smith, that will be offset by reductions of previously accrued costs related to forfeited incentive and stock-based compensation.

The Company evaluated all events or transactions that occurred after January 1, 2010 up through February 10, 2010, the date the Company issued these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 39 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 9, Segment Information, of the consolidated financial statements.

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

EXECUTIVE OVERVIEW

During the third quarter of fiscal year 2010, consolidated net sales decreased 3.2% and decreased 1.2% and 7.7% in the Physician and Elder Care Businesses, respectively, compared to the third quarter of fiscal year 2009. The decline in sales was attributed to five less selling days during the current period compared to the third quarter of fiscal year 2009. The Company’s per selling day revenue grew 4.8% during the three months ended January 1, 2010 when compared to the same quarter in prior year. Excluding H1N1/Swine flu-related products, the Company’s per selling day revenue growth was lower than historical growth levels, reflecting a general slowdown in market growth due to current economic conditions. The Company expects this slower growth rate to continue, given the current market.

Income from operations increased 1.0% or $0.3 million to $32.0 million during the three months ended January 1, 2010 and increased 24.5% or $18.1 million to $92.3 million during the nine months ended January 1, 2010 when compared to the same periods in the prior year. This was the result of an increase in gross margin, due to product mix and gross margin improvement initiatives, and cost savings initiatives partially offset by an increase in incentive compensation costs.

Cash flow from operations during the three and nine months ended January 1, 2010 was approximately $14.1 million and $67.7 million, respectively. This was the result of operating income growth offset by an investment in inventory and timing of receivables and payables.

The following significant events impacted the Company during the nine months ended January 1, 2010:

Swine Flu Pandemic

During the three and nine months ended January 1, 2010, the Physician Business experienced increased sales in influenza test kits, surgical masks, medical gloves and hand sanitizers, and other product categories related to the H1N1/Swine flu pandemic. As a result, the Company recognized approximately $20.3 million and $52.5 million in additional net sales for the three and nine month periods, respectively, when compared to the same periods in the prior year. The Company does not expect the fourth quarter of fiscal year 2010 to be similarly impacted by H1N1/Swine flu related product sales.

Adoption of New Accounting Pronouncement

As discussed in Footnote 1, Background and Basis of Presentation, effective March 28, 2009, the Company adopted ASC 470-20, Debt – Debt with Conversion and Other Options and, as required by this new standard the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. As a result of the adoption, interest expense increased by $1.7 million ($1.0 million net of tax) and by $5.2 million ($3.2 million net of tax) for the three and nine months ended January 1, 2010 and increased $3.4 million ($2.1 million net of tax) and $7.3 million ($4.5 million net of tax) for the three and nine months ended January 2, 2009, respectively. See Footnote 4, Debt, for additional information.

Investment in athenahealth, Inc.

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices, for $10.7 million, resulting in a gain of $3.6 million ($2.3 million net of tax) recorded in “Other income, net” on the Unaudited Condensed Consolidated Statements of Operations. See Footnote 3, Equity Investment, for additional information.

Change in Incentive Compensation Estimate

Based on the financial results of the nine months ended January 1, 2010, management raised its expectations for probable achievement of performance targets related to corporate incentive compensation plans. Due to the change in estimate, the Company recognized additional incentive-based compensation expense of $2.7 million and $12.8 million during the three and nine months ended January 1, 2010 and is expected to recognize an additional $2.7 million during the fourth quarter of fiscal year 2010, offset by an expected decrease in accruals for incentive compensation related to the termination, by mutual agreement, of the employment of the Company’s former Chairman and Chief Executive Officer. See Footnote 7, Incentive and Stock-Based Compensation, and Footnote 14, Subsequent Events, for additional information.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended			For the Nine Months Ended
	January 1, 2010	January 2, 2009		January 1, 2010	January 2, 2009
(dollars in millions)	Amount	Amount	Percent Change	Amount	Amount	Percent Change
Physician Business	$353.0	$357.2	(1.2)%	$1,093.8	$1,030.4	6.1%
Elder Care Business	149.4	161.9	(7.7)	462.8	451.8	2.4
Corporate Shared Services	0.4	—	NA	1.7	0.8	125.3

Total Company	$502.8	$519.1	(3.2)%	$1,558.3	$1,483.0	5.1%

The comparability of net sales year over year was impacted by the number of selling days in each period. The three and nine months ended January 1, 2010 consisted of 61 and 193 selling days, respectively, while the three and nine months ended January 2, 2009 consisted of 66 and 193 selling days, respectively. Compared to prior year, average net sales per selling day increased 4.8% and 5.1%, respectively, as shown in the following table.

	For the Three Months Ended			For the Nine Months Ended
	January 1, 2010	January 2, 2009		January 1, 2010	January 2, 2009
(dollars in millions)	Average Daily Net Sales	Average Daily Net Sales	Percent Change	Average Daily Net Sales	Average Daily Net Sales	Percent Change
Physician Business	$5.8	$5.4	6.9%	$5.7	$5.3	6.1%
Elder Care Business	2.4	2.5	(0.1)	2.4	2.3	2.4

Total Company	$8.2	$7.9	4.8%	$8.1	$7.6	5.1%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	January 1, 2010	January 2, 2009	Percent Change	January 1, 2010	January 2, 2009	Percent Change
Branded (a)	$200.4	$191.2	4.8%	$613.3	$552.7	10.9%
Select(b)	48.6	44.1	10.3	148.5	125.8	18.0
Pharmaceuticals	72.4	80.4	(10.0)	238.5	236.4	0.9
Equipment	31.4	39.0	(19.6)	90.3	108.0	(16.4)
Other	0.2	2.6	(91.5)	3.2	7.5	(57.9)

Total	$353.0	$357.3	(1.2)%	$1,093.8	$1,030.4	6.1%

Selling days	61	66		193	193

(a)	Branded products are comprised of disposables and lab diagnostics from Branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables and lab diagnostics.

Net sales during the three and nine months ended January 1, 2010 were impacted by momentum in the Company’s strategic sales growth initiatives and the effects from the H1N1/Swine flu pandemic, offset by five less selling days during the current period. Taking into consideration the reduction in selling days for the current quarter and the effect of the H1N1/Swine flu, average daily net sales increased approximately 0.7% and 1.1% for the quarter and year-to-date periods compared to the same periods in prior year.

During the three and nine months ended January 1, 2010, the Physician Business experienced increased sales in influenza test kits, surgical masks, medical gloves, hand sanitizer, and other products related to the H1N1/Swine flu pandemic. For the Branded and Select product lines, net sales increased as a result of the H1N1/Swine flu by approximately $20.3 million and $52.5 million, during the three and nine month periods, respectively. The Company estimates the earnings per share impact for the three and nine months ended January 1, 2010, to be $0.03 per diluted share and $0.08 per diluted share, respectively.

In addition to the effect of the H1N1/Swine flu, Select product sales increased during the three and nine months ended January 1, 2010 due to the Company’s continued focus on promoting its globally-sourced Select products, which resulted in new customer sales as well as customer conversions from other manufacturer Branded products to Select brand products. Pharmaceutical sales decreased 10.0% during the three months ended January 1, 2010 due to less selling days as well as customer shift to lower priced generic brand pharmaceuticals. Equipment sales were impacted by a decrease in discretionary spending and tight credit markets due to the current economic conditions.

During the first quarter fiscal year 2010, the Physician Business launched its Reach initiative to capture new customers which has resulted in approximately 15,500 new customers for the nine months ended January 1, 2010 with approximately 9,700 customers continuing to purchase from the Company. The Company expects this strategic initiative to have a positive impact on growth rates for future periods.

Elder Care Business

Management evaluates the Elder Care business by customer segment. The following table summarizes the change in net sales by customer segment period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	January 1, 2010	January 2, 2009	Percent Change	January 1, 2010	January 2, 2009	Percent Change
Nursing home and assisted living facilities	$89.8	$99.3	(9.5)%	$281.9	$276.0	2.2%
Hospice and home health care agencies	45.3	45.2	0.4	136.6	124.6	9.6
Billing services	4.3	3.7	16.0	10.5	11.5	(8.7)
Other	10.0	13.7	(27.4)	33.8	39.7	(15.0)

Total	$149.4	$161.9	(7.7)%	$462.8	$451.8	2.4%

Selling days	61	66		193	193

Net sales during the three and nine months ended January 1, 2010 compared to the same period in the prior year decreased approximately $12.5 million and increased approximately $11.0 million, respectively. Net sales in the nursing home and assisted living line of business were positively impacted by innovative customer-specific solution programs, a focus on regional and independent customer segments, offset by five less selling days during the current quarter.

Net sales growth in the hospice and home health care lines of business during the quarter reflected the continued successful execution of strategies to diversify its customer base through expansion in the home health care market and other non-facility based care as well as net sales of approximately $1.0 million attributed to an acquisition made during the current quarter. The Company’s net sales in billing services for the three months ended January 1, 2010 was positively impacted by sales generated from an acquisition in the current fiscal year and Federal and state regulation changes which impacted the segment’s billing cycle during the current quarter. During the nine months ended January 1, 2010 net sales were negatively impacted by decreases in Medicare and Medicaid reimbursements.

Across its Elder Care customer segments, Select product sales decreased 6.3% during the three months ended January 1, 2010, when compared to the same period in the prior year. This decrease was attributed to five less selling days in the current period. During the nine months ended January 1, 2010, Select product sales increased 11.9% as a result of the Company’s focus on promoting its globally sourced products which resulted in additional sales to new and existing customers.

GROSS PROFIT

In the Physician Business, gross profit dollars increased $1.7 million during the three months ended January 1, 2010, while gross profit as a percentage of net sales (“gross margin”) increased 86 basis points when compared to the same quarter in the prior year. Gross profit dollars increased $28.1 million, while gross margin increased 82 basis points on a year-to-date basis when compared to the same period in the prior year. These increases resulted from increased Branded and Select product sales as well as a shift to generic pharmaceutical sales, which have higher margins.

In the Elder Care Business, gross profit dollars decreased $1.9 million during the three months ended January 1, 2010, while gross margin increased 105 basis points, from the same quarter in the prior year. Gross profit dollars increased $4.0 million, while gross margin increased 18 basis points, on a year-to-date basis when compared to the same period in prior year. Gross profit during the three months ended January 1, 2010 was negatively impacted by the decrease in sales during the quarter, while gross margins were positively impacted by an increase in ancillary billing service revenue, which typically generate higher gross profit margins, as well as the Company’s strategy to focus on gross margin improvement in fiscal year 2010. During the nine months ended January 1, 2010, gross profit dollars and gross margins were positively impacted by an increase in sales of Select product.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	January 1, 2010		January 2, 2009			January 1, 2010		January 2, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase
Physician Business(a)	$47.7	13.5%	$49.4	13.8%	$(1.7)	$147.0	13.4%	$151.0	14.7%	$(4.0)
Elder Care Business(a)	28.4	19.0	30.9	19.1	(2.5)	88.0	19.0	89.7	19.9	(1.7)
Corporate Shared Services(b)	13.3	2.7	9.1	1.8	4.2	43.3	2.8	29.1	2.0	14.2

Total Company(b)	$89.4	17.8%	$89.4	17.2%	$—	$278.3	17.9%	$269.8	18.2%	$8.5

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

Physician Business

General and administrative expenses as a percentage of net sales decreased period over period due to leveraging of the Company’s infrastructure and cost saving initiatives.

General and administrative expenses decreased $1.7 million during the three months ended January 1, 2010, when compared to the same period in the prior year. This decrease was primarily attributable to (i) decreased overhead expense of $0.9 million as a result of cost saving initiatives; (ii) decreased cost to deliver of $0.8 million related to a reduction in fuel prices and favorable adjustments to shipping contracts; and (iii) decreased payroll and payroll related expense of $1.0 million, partially offset by increased incentive compensation expense of $1.6 million.

General and administrative expenses decreased $4.0 million during the nine months ended January 1, 2010, when compared to the same period in the prior year. This decrease was primarily attributable to (i) decreased overhead expenses of $2.0 million as a result of cost saving initiatives; (ii) decreased National Meeting expenses of $2.5 million; (iii) decreased payroll and payroll-related expense of $1.2 million; and (iv) decreased cost to deliver of $1.0 million related to a reduction in fuel prices, partially offset by increased incentive compensation of $3.7 million related to strong operating performance.

Elder Care Business

General and administrative expenses decreased $2.5 million during the three months ended January 1, 2010, when compared to the same period in the prior year. This decrease was primarily attributable to decreased payroll related charges of $0.9 million and decreased freight and fuel charges of $0.5 million, both as a result of less selling days in the period.

General and administrative expenses decreased $1.7 million during the nine months ended January 1, 2010, when compared to the same period in the prior year. This decrease was primarily attributable to (i) decreased bad debt expense of $0.6 million primarily related to the bankruptcy of one of the Elder Care Business’ customers that occurred during the nine months ended January 2, 2009; (ii) decreased expenses incurred for the National Meeting of $0.4 million; and (iii) decreased freight and fuel charges of $0.4 million.

Corporate Shared Services

General and administrative expenses for the three months ended January 1, 2010 increased $4.2 million when compared to the same period in the prior year. This increase is attributable to (i) increased long-term incentive based compensation expense related to a change in estimated performance achievement and increased annual bonus expense of $3.1 million and (ii) increased deferred compensation costs of $0.6 million related to the Company’s match of participant deferrals and equity market performance.

General and administrative expenses for the nine months ended January 1, 2010 increased $14.2 million when compared to the same period in the prior year. This increase is attributable to (i) increased long-term incentive based compensation expense related to a change in estimated performance achievement and increased annual bonus expense of $13.7 million and (ii) increased deferred compensation costs of $0.7 million related to the Company’s match of participant deferrals and equity market performance.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	January 1, 2010		January 2, 2009			January 1, 2010		January 2, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$28.2	8.0%	$28.1	7.9%	$0.1	$87.1	8.0%	$81.1	7.9%	$6.0
Elder Care Business	5.0	3.3	5.6	3.4	(0.6)	15.6	3.4	16.0	3.5	(0.4)

Total Company	$33.2	6.6%	$33.7	6.5%	$(0.5)	$102.7	6.6%	$97.1	6.6%	$5.6

Overall, selling expenses were impacted by changes in commission expense related to net sales and gross profit mix discussed above. A majority of the Company’s sales representatives are fully commission-based. Commissions are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales.

INTEREST INCOME AND EXPENSE

The following table summarizes the components of the Company’s interest income and expense:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	January 1, 2010	January 2, 2009	Decrease	January 1, 2010	January 2, 2009	Decrease
Interest Income	$0.1	$1.0	$(0.9)	$0.3	$2.0	$(1.7)
Interest expense	4.2	7.4	(3.2)	13.0	15.9	(2.9)
Components of interest expense:
Interest on borrowings	4.3	7.2	(2.9)	13.4	15.6	(2.2)
Debt issuance costs	0.2	0.4	(0.2)	0.7	0.9	(0.2)
Capitalized interest	(0.3)	(0.2)	(0.1)	(1.0)	(0.6)	(0.4)

Interest expense decreased during the three and nine months ended January 1, 2010, compared to the same period in prior year. This was due to the 2004 Notes and 2008 Notes outstanding during the prior fiscal year, while only the 2008 Notes were outstanding during the current fiscal year. The 2004 Notes were partially retired during the fourth quarter of fiscal year 2009. Interest income decreased during the three and nine months ended January 1, 2010 as a result of lower market rates.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Nine Months Ended
	January 1, 2010		January 2, 2009			January 1, 2010		January 2, 2009
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Increase
Total Company	$10.7	37.5%	$10.2	39.0%	$0.5	$31.9	37.6%	$24.5	39.4%	$7.4

The effective rate was favorably impacted by certain short term investments that generated tax-exempt interest income and increased earnings from non-U.S. based global sourcing subsidiaries, which are subject to tax at rates lower than the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are primarily impacted by segment profitability and operating working capital. Management monitors operating working capital performance through the following:

	As of
	January 1, 2010	January 2, 2009
Days Sales Outstanding:(a)
Physician Business	38.7	39.4
Elder Care Business	49.9	49.2

Days On Hand:(b)
Physician Business	56.1	54.6
Elder Care Business	53.7	51.9

Days in Accounts Payable:(c)
Physician Business	39.6	40.9
Elder Care Business	23.2	25.7

Cash Conversion Days:(d)
Physician Business	55.2	53.1
Elder Care Business	80.4	75.4

Inventory Turnover:(e)
Physician Business	6.4x	6.6x
Elder Care Business	6.7x	6.9x

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	January 1, 2010	March 27, 2009
Capital Structure:
Convertible senior notes, net	$185.1	$179.2
Revolving line of credit	55.4	50.0
Other debt	2.1	2.7
Less: Cash and cash equivalents	(114.1)	(82.0)

Net debt	128.5	149.9
Shareholders’ equity	427.2	378.0

Total capital	$555.7	$527.9

Operating Working Capital:
Accounts receivable, net	$233.6	$230.4
Inventories	230.7	207.6
Accounts payable	(137.7)	(127.3)

	$326.6	$310.7

Cash Flows from Operating Activities

Net cash provided by operating activities was $67.6 million and $45.7 million for the nine months ended January 1, 2010 and January 2, 2009, respectively.

Net cash provided by operating activities during the nine months ended January 1, 2010 was the result of increased operating profit adjusted for (i) investments in operating working capital of approximately $18.0 million, which includes investments in inventory made during the period; (ii) noncash compensation expense of $13.9 million, due to Company performance; and (iii) amortization of debt issuance costs of $6.6 million, due to the 2008 Notes outstanding during the current fiscal year versus 2004 Notes and 2008 Notes outstanding during the prior fiscal year.

As of January 1, 2010, the Company has a deferred income tax liability of $18.2 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for 5 years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(24.8) million and $0.8 million during the nine months ended January 1, 2010 and January 2, 2009, respectively, and was impacted by the following factors:

•

During the nine months ended January 1, 2010, the Company sold its remaining investment in athenahealth for $10.7 million, resulting in a gain of approximately $3.6 million or $2.3 million, net of taxes. During the third quarter of fiscal year 2009, the Company sold a portion of its investment in athenahealth, resulting in a gain of approximately $0.4 million, $0.3 million, net of taxes. Proceeds of $22.1 million were received during the nine months ended January 2, 2009 related to the sale of athenahealth stock during the third quarter of fiscal year 2009 and the fourth quarter of fiscal year 2008.

•

Payments for business combinations, net of cash acquired, were $13.9 million and $3.0 million during nine months ended January 1, 2010 and January 2, 2009, respectively, and consisted of the following:

During the nine months ended January 1, 2010, the Company made acquisitions not deemed significant for individual disclosure. Payments totaling $13.8 million were made during the period for these acquisitions from cash on hand.

During the nine months ended January 2, 2009, the Company acquired Cascade Medical Supply, a Washington-based provider of Medicare Part B and Medicaid billing services and a distributor of supplies to nursing and assisted living facilities. Payments totaling $0.1 million and $3.0 million were made during the nine months ended January 1, 2010 and January 2, 2009 from cash on hand.

•

Capital expenditures totaled $21.6 million and $18.1 million during the nine months ended January 1, 2010 and January 2, 2009, respectively, of which approximately $16.9 million and $11.7 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and supply chain management technology. Capital expenditures related to distribution center expansions were approximately $0.7 million and $3.4 million during the nine months ended January 1, 2010 and January 2, 2009.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(10.8) million and $147.1 million during the nine months ended January 1, 2010 and January 2, 2009, respectively. Net cash provided or used by financing activities during the nine months ended January 1, 2010 and January 2, 2009, respectively, were impacted by the following factors:

•

The Company received proceeds from the exercise of stock options of approximately $2.6 million and $6.0 million during the nine months ended January 1, 2010 and January 2, 2009, respectively. The Company recognized related excess tax benefits of $1.3 million and $1.7 million during the nine months ended January 1, 2010 and January 2, 2009, respectively.

•

The Company issued $230.0 million of 3.125% convertible senior notes during the nine months ended January 2, 2009. In conjunction with this offering the Company received $25.4 million from the issuance of warrants, paid $54.1 million for the purchase of a convertible note hedge, and paid debt issuance costs of approximately $5.1 million.

•

The Company repurchased approximately 0.9 million shares of common stock at an average price of $20.58 per common share for approximately $19.4 million, during the nine months ended January 1, 2010. The Company repurchased approximately 2.1 million shares of common stock at an average price of $16.67 per common share for approximately $35.7 million, during the nine months ended January 2, 2009.

•

The Company made net withdrawals (repayments) of approximately $5.4 million and $(20.0) million on its revolving line of credit during the nine months ended January 1, 2010 and January 2, 2009, respectively.

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

During the third quarter of fiscal year 2010, S&P upgraded the credit rating from “BB” to “BB+” and issued an outlook of stable. The Company also has issue ratings for its convertible debt. During fiscal year 2009, S&P upgraded the 2004 Notes rating from “B+” to “BB-” and rated the issuance of the Company’s 2008 Notes in August 2008 at “BB-.”

Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the Company or its debt, and/or maintain its current ratings. Management cannot predict the effect that a change in debt ratings will have on the Company’s liquidity.

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

The purchased options and warrant contracts will generally have the effect of increasing the conversion price of the 2008 Notes to approximately $28.29 per share, representing a 68.5% premium based on the closing sale price of the Company’s common stock of $16.79 per share on August 4, 2008.

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

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of January 1, 2010, the purchased options were “in the money”, however, the value was not material as the average stock price for the current quarter was less than the strike price of $21.22. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

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

Incentive Compensation

Equity Incentive Plans

As of January 1, 2010, the Company has grants of incentive stock options, nonqualified stock options, time-based restricted stock and performance-based restricted stock outstanding.

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

Based on the financial results of the nine months ended January 1, 2010, management revised its assessment for probable achievement of performance conditions related to long-term incentive compensation plans. Management reviewed the current year results impacted by: (i) the impact of revenue growth programs (ii) the impact of implemented cost savings initiatives, (iii) the increase in sales of H1N1/Swine flu related products, and (iv) the sale of shares in athenahealth, as well as the potential impact on future earnings, and determined the cumulative impact of these events required the Company to adjust its estimate of probable achievement of incentive compensation performance conditions, and to adjust the accruals related to these plans based on those estimates.

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

The change in estimate for these awards resulted in an increase in corporate stock-based compensation expense of $1.3 million and $7.8 million during the current quarter and year-to-date periods and is expected to increase stock-based compensation expense by an additional $1.3 million during the fourth quarter of fiscal year 2010, offset by an expected decrease in accruals for stock-based incentive compensation related to the termination of the employment of David A. Smith, the Company’s former Chairman and Chief Executive Officer, by mutual agreement. See Footnote 7, Incentive and Stock-Based Compensation, and Footnote 14, Subsequent Events, for additional information.

Cash-Based Incentive Plans

The Company maintains short-term and long-term cash-based incentive plans, for employees. The plans provide incentive to enhance shareholder value through the achievement of annual and cumulative earnings per share goals.

Estimates are required to determine the Company’s expected future performance and cumulative earnings per share at the end of the annual and three-year performance periods. Changes in estimates regarding the Company’s performance can have a material effect on cash-based incentive compensation expense. For this reason, management has determined that the estimates used to determine the amounts accrued for cash-based compensation expense are critical accounting estimates.

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

Based upon current results and expected future results as discussed above, the Company recognized an additional $1.4 million and $5.0 million recognized in corporate compensation expense during the current quarter and year-to-date periods. As a result of this change in estimate compensation expense is expected to increase by an additional $1.4 million during the fourth quarter of fiscal year 2010, offset by an expected decrease in accruals for cash-based incentive compensation related to the termination of the employment of David A. Smith, the Company’s former Chairman and Chief Executive Officer, by mutual agreement. See Footnote 7, Incentive and Stock-Based Compensation, and Footnote 14, Subsequent Events, for additional information.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider

ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In February 2008, the FASB issued guidance which delayed the effective date of ASC 820, Fair Value Measurement and Disclosure (“ASC 820”) with respect to nonfinancial assets and nonfinancial liabilities not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008, or the Company’s fiscal year 2010. The Company has applied the requirements of ASC 820 with no material effect on the Company’s statements of financial condition or results of operations.

In April 2008, the FASB issued guidance in ASC 350, Intangibles – Goodwill and Other that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements. The new guidance requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effect on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. The new guidance located in ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”), requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects interest expense at a rate equal to an estimate of the entity’s nonconvertible debt borrowing rate. The equity components of the senior convertible notes are included in “Additional paid-in capital” in the Unaudited Condensed Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal through the recognition of non-cash interest expense. This accretion results in additional interest expense on these borrowings at effective rates approximating nonconvertible debt with otherwise similar terms. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this standard during the current year. Refer to Footnote 4, Debt, for additional information.

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging – Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current year with no material effect on the Company’s statements of financial condition or results of operations.

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

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments – Overall – Disclosure on interim disclosures on fair value of financial instruments. This guidance requires summarized disclosures on fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Footnote 11, Fair Value Measurement.

In May 2009, the FASB issued guidance within ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statement of financial condition or results of operations. Applicable disclosures have been provided in Footnote 14, Subsequent Events.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes the Company’s repurchase activity during the three months ended January 1, 2010.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
October 3 - November 1	3,485	(a)	$21.84	3,485	3,059,057
November 2 - December 1	—		—	—	3,059,057
December 2 - January 1	917,637		20.58	917,637	2,141,420

Total second quarter	921,122		$20.58	921,122	2,141,420

(a)	Represents shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Conformed Amended and Restated Savings Plan

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 10, 2010.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)