Form 10-K
period 2010-04-02
PSS WORLD MEDICAL INC
filed 2010-05-26
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price as reported on the NASDAQ GS, as of October 2, 2009 was approximately $1,218,840,475.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding at May 21, 2010, was 57,168,446.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 2, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K that involve risks and uncertainties include, without limitation:

•

Management’s belief that the medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the introduction of new medical technology, new pharmacology treatments, recently enacted health care reform legislation, and expanded third-party insurance coverage;

•

Management’s belief that the physician market is expected to grow, due, in part, to the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, recently enacted health care reform legislation, and expected changes in medical reimbursement rates, offset by slower growth due to economic conditions;

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

•	Management’s intention to retain earnings for the growth and development of the Company’s business and not declare cash dividends in the immediate future;

•

Management’s expectation that the remaining federal and state net operating loss carryforwards will be utilized prior to their expiration date; that the Company’s deferred tax assets as of April 2, 2010 will be realizable to offset the projected future taxable income, and that changes in the Company’s current uncertain tax positions will not have a material impact on the results of operations or consolidated balance sheets;

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

•	Management’s intention to permanently reinvest undistributed earnings attributable to foreign operations;

•	Management’s expectation that the Company’s business strategies will have a positive impact on future periods;

•	Management’s estimation and expectation of future payouts of long-term incentive compensation;

•	Management’s expectation that near term revenue growth rates will remain lower than historical growth rates, due to economic conditions and lower patient utilization; and

•	Management’s estimation that capital expenditures will be approximately $20.5 million during fiscal year 2011.

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

Third-Party Statistical Data

This report contains estimates and other information concerning the Company’s industry, including market size and growth rates, which are based on industry publications, surveys and forecasts. These estimates involve a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although the Company believes the information in these industry publications, surveys and forecasts is reliable, it has not been independently verified and therefore the accuracy or completeness of the information cannot be guaranteed.

ITEM 1.	BUSINESS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers. The Company has 40 full-service distribution centers strategically located to efficiently serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 17, Segment Information, of the consolidated financial statements.

PSSI is a market leader in the alternate-site customer segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select Medical Products®, and specialty brand products (collectively “Select”); innovative information systems and technologies that serve its core markets; and a culture of performance.

THE INDUSTRY

According to industry estimates, the market size of the medical supply and equipment, home health care and office-administered pharmaceutical segments of the U.S. healthcare industry exceeds $61 billion. These market segments consist of medical products, medical equipment, information systems and pharmaceutical products, which are distributed to alternate-site healthcare providers, including physician offices, long-term care and assisted living facilities, home health care providers and agencies, dental offices, and other alternate-site providers, such as outpatient surgery centers, and veterinarians. The Company’s business strategy focuses on the estimated $28 billion sub-segment of this market that includes the distribution of medical products, medical equipment, healthcare information technology and office-administered pharmaceutical products to physician offices, long-term care and assisted living facilities, home health care and hospice providers, and equipment dealers.

The medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the introduction of new medical technology, new pharmacology treatments, recently enacted health care reform legislation, and expanded third-party insurance coverage. The elder care market is expected to benefit from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home. The most recent U.S. Bureau of the Census report estimated the U.S. elderly population will more than double within the next 40 years, with Americans age 85 years and older, the population in the greatest need of long-term and elder care services, projected to more than triple during this period. The physician market is expected to grow, due, in part, to the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, recently enacted health care reform legislation, and expected changes in medical reimbursement rates, offset by slower growth due to general economic conditions.

The healthcare industry is subject to extensive governmental regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress and also the subject of the Patient Protection and Affordable Care Act, and Reconciliation Act of 2010 (the “2010 Health Care Act”), signed into law by President Barack Obama. Currently, government and private insurance programs fund a significant portion of medical costs in the United States. In recent years, state budget deficits and federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, physicians, home health care and other healthcare providers have affected spending budgets in certain markets within the medical products industry. With the signing of the 2010 Health Care Act, the Company expects government funded programs will become more prevalent and as such, reimbursements may become more reliant on federal and state budgets. In addition to these changes, the nursing home and home health care industries have been impacted by shifts in operations and business strategies, facility divestitures by elder care providers, migration of patient care to private homes as well as overall general economic conditions.

THE PHYSICIAN BUSINESS

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, pharmaceutical related products and healthcare information technology to alternate site healthcare providers in the U.S. based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment revenues, and number of products distributed under exclusive arrangements. The Physician Business has approximately 700 sales professionals trained in solution-focused selling, disease state management, and diagnostic and therapeutic products used by physicians.

Customers

The Physician Business distributes products to office-based physicians who specialize in internal medicine, family practice, primary care, pediatrics, OB/GYN, general practice, and other specialties. The Physician Business’ target market consists of approximately 598,000 physicians practicing at approximately 234,000 offices in the United States.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships.

Distribution Infrastructure

At April 2, 2010, the Physician Business operated a distribution network consisting of 27 full-service distribution centers, 34 break-freight locations, and 2 redistribution facilities to serve customers throughout the United States. The operations of a full-service distribution center include sales support and certain administrative functions, such as customer billing, collections, cash application, and customer service, as well as general warehousing functions, inventory management, and product delivery. Inventory purchasing is centralized at the Company’s shared services segment in Jacksonville, Florida. Full-service distribution centers receive inventory directly from manufacturers and redistribution centers. The distribution centers deliver product to customers and break-freight locations on a daily basis via the Company’s fleet of leased vehicles or third party transportation providers. Break-freight locations are warehouse facilities that receive packaged customer orders from full-service distribution centers and distribute them directly to customers on a daily basis. The sales channel is complemented by myPSS.com, a customer Internet ordering portal, Instant Customer Order Network (“ICON”), a laptop-based sales force automation tool which enables the Physician Business to extend customer-specific services with local market product and pricing flexibility, and “SmartScan,” a handheld inventory management device that allows customers to order product electronically and provides basic inventory management functions.

Products

The Physician Business distributes approximately 158,600 different products consisting of disposable supplies, pharmaceuticals, diagnostic equipment, non-diagnostic equipment, and healthcare information technology solutions.

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

Healthcare Information Technology.  This product category includes healthcare information technology products and services designed to improve the accuracy, efficiency, and effectiveness of physician business practices.

Competition

The Physician Business operates in a highly competitive industry where products and services are readily available to customers from a number of manufacturers, distributors, and suppliers. Competitors of the Physician Business include large, national, full-line distributors, many smaller regional and local distributors, and manufacturers who sell directly to customers. Competitive factors within the medical/surgical supply distribution industry include pricing, product availability, sales force capabilities, delivery time, electronic commerce capabilities and relationships with customers, and the ability to meet customer-specific requirements.

THE ELDER CARE BUSINESS

The Elder Care Business, or the Gulf South Medical Supply, Inc. division, is a national distributor of medical supplies and related products and solutions to the long-term and elder care industry in the United States. The Elder Care Business serves the nursing home, home care and hospice industries, as well as the assisted living market segment. In addition, the Elder Care Business also provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis and Medicaid billing services to the assisted living market. The home care industry refers to providers (companies, agencies, and care givers) of medical services, medical supplies, and equipment to patients in a home or residential setting. The Elder Care Business has approximately 150 sales professionals.

Customers

The Elder Care Business’s target market consists of approximately 40,000 independent, regional, and national nursing home facilities, home health agencies, assisted living centers, hospices, and home medical equipment dealers. Approximately 15%, 14%, and 15%, of the Elder Care Business’ net sales for fiscal years 2010, 2009, and 2008, respectively, represent sales to its largest five customers.

Distribution Infrastructure

At April 2, 2010, the Elder Care Business operated a distribution network consisting of 13 full-service distribution centers, 7 break-freight locations, 6 ancillary service centers, and 2 redistribution centers, which serve customers throughout the United States. The operations of a full-service distribution center include general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Full-service distribution centers receive inventory directly from manufacturers and redistribution centers and distribute product to customers and break-freight locations. Break-freight locations receive packaged customer orders from full-service distribution centers and distribute them directly to customers on a daily basis. Product is delivered using either the Company’s fleet of leased delivery vehicles or third party transportation providers. Accounts receivable collections, cash application, customer billing, and inventory purchasing are centralized in the Company’s shared services segment in Jacksonville, Florida, while customer order processing, customer service, and sales support are centralized in Jackson, Mississippi. Coupled with a team of sales professionals, myGSOnline, an automated customer Internet platform, and SmartScan, the Elder Care Business provides service to customers ranging from nursing homes to providers of home health, hospice, sub-acute, rehabilitation, and transitional care.

Products

The Elder Care Business distributes approximately 47,100 different medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, point of care testing devices, advanced wound care, home medical equipment, and other supplies required by the long-term care patient. The Elder Care Business offers a broad array of branded products from various manufacturers. In addition, the Company offers its own brand, Select, in connection with its strategy of sourcing through global channels to drive enhanced customer satisfaction and profitability.

Services

The Elder Care Business, through its wholly-owned subsidiary, Proclaim, Inc., provides Medicare Part B billing services on a fee-for-service or a full-assignment basis and Medicaid billing services to the nursing home and assisted living market.

Competition

The Elder Care Business operates in a highly competitive industry where products and services are readily available to customers from a number of manufacturers, distributors, suppliers, and service providers. Competitors of the Elder Care Business include large, multinational, full-line distributors, many smaller regional and local distributors, manufacturers who sell directly to customers, and Medicare Part B billing service providers. Competitive factors within the long-term and elder care industry include pricing, product availability, delivery time, electronic commerce capabilities, and the ability to meet customer-specific requirements.

SHARED SERVICES

The Company’s Shared Services segment consists of business units providing administrative services for the operating segments by providing standardized service delivery at an efficient operating cost. Shared Services includes executive and administrative services; accounting and finance; information technology development and support; shared operations management; legal; regulatory compliance; human resources, training and development, and payroll administration; supplier management; sourcing of inventory and non-inventory products and services; and other operating activities. Shared Services allocates a portion of its operating costs and interest expense to the operating segments. The allocation of shared operating costs is generally proportionate to the revenues of each operating segment. Interest expense is allocated based on an internal carrying value of historical capital used to acquire or develop the operating segments’ operations.

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

The Company pursues opportunities to market and sell medical equipment and supplies through unique or exclusive marketing arrangements. Manufacturers of medical supplies and diagnostic equipment often seek to optimize the number of distributors selling their products to end users in order to reduce the cost associated with marketing and field sales support. The Company has been successful in obtaining unique or exclusive arrangements to sell certain products based on the size of its sales force and effectiveness of its marketing program.

GLOBAL PRODUCT SOURCING

The Company’s global sourcing strategy involves identifying and contracting with foreign manufacturers for the production of products marketed under Select Medical Products, and other specialty brands, according to the Company’s specifications. As of April 2, 2010, the Company had approximately $42.0 million of globally-sourced product inventory, which represented approximately 1,550 SKUs and 210 product categories. These products were sourced from over 90 manufacturers located in China, Thailand, Malaysia, India, Poland, Cambodia, South Korea, Taiwan, the United Kingdom, the Philippines, Indonesia, and South Africa.

The Company’s global sourcing activities include identification of manufacturers in foreign locations, selection and specification of products to be manufactured, management of quality assurance programs and controls, and alignment of product availability and customer needs. The Company’s global sourcing team, located in U.S. and foreign locations, consists of fully dedicated functional experts in areas such as product development, global sourcing, logistics, supply chain design and management, supplier relations, product management, quality assurance and quality control.

INFORMATION SYSTEMS

The Physician and Elder Care Businesses operate the Oracle JD Edwards XE platform (“JDE”) at all distribution centers. The Company’s controlled pharmaceutical operations uses a separate version of JD Edwards XE customized to provide compliance with DEA and FDA regulations.

I2 Supply Chain Management (“SCM”) enables the Company to plan and execute inventory management processes, and service business processes across multiple locations to increase customer satisfaction and profitability. I2 SCM enables the Company to reduce operating inventory stocking levels, improve fill rates, increase operating inventory turnover, and increase cash flow from operations.

The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries customer order history and accounts receivable detail, reflects on-hand inventory quantities for the local distribution center, and transmits orders over a secure wireless network. The Physician Business’ internet portal, myPSS.com, provides its customers with sales history, accounts receivable detail, available inventory and supports a number of ordering methods. Approximately 70% of customer orders in the Physician Business are received via ICON or myPSS.com.

The Elder Care Business’ internet portal, myGSOnline.com, provides its customers with sales history, accounts receivable detail, available inventory and supports a number of ordering methods. As a result, the Elder Care Business is an industry leader in eCommerce transactions. Approximately 84% of customer orders in the Elder Care Business are electronic orders.

Online order processing is supplemented in the Physician Business and Elder Care Business with “SmartScan,” a handheld inventory management device that allows customers to order product electronically and provides basic inventory management functions. This device accounts for approximately 6% and 1% of customer orders for the Physician Business and Elder Care Business, respectively.

During fiscal year 2010, the Company began the implementation of a warehouse management system (“WMS”), licensed from Red Prairie, to streamline warehouse management, enhance inventory controls and improve customer service. During fiscal year 2010, the Company also implemented a contracts and rebates administration system based on technology licensed from SAP. This new system provides enhanced visibility into various customer contract scenarios and is intended to reduce rebate denials and operating costs associated with the administration of vendor rebate contracts.

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

The Company’s costs associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Although the Company intends to comply with all applicable laws and regulations, many of them have been recently enacted, are broadly worded, and have not been interpreted by regulators and the courts. Consequently, they have been and may continue to be interpreted or applied by governmental authorities in a manner that differs from the Company’s interpretation, which has required and could continue to require the Company to make changes in its operating procedures and increase operating costs. Future allegations by a state or the federal government that the Company has not complied with these laws could have a material adverse impact on the Company. If it is determined that the Company has not complied with these laws, or if the Company enters into settlement agreements to resolve allegations of non-compliance, the Company could be required to make settlement payments, quarantine or destroy inventory, or be subject to civil and criminal penalties, including fines and the loss of licenses or its ability to participate in Medicare, Medicaid and other federal and state healthcare programs. In addition, the enforcement of these laws and regulations has increased and is expected to increase in the future. Any of the foregoing could have a material adverse impact on the Company. The Company believes that the healthcare services industry will continue to be subject to extensive regulation and enforcement at the federal, state, local and foreign levels.

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

State and Federal Drug Pedigree Laws

Several states have enacted or proposed laws and regulations designed to protect the integrity of the supply channel. For example, Florida and other states have implemented drug pedigree requirements that require prescription drugs to be distributed with records or information documenting the prior distribution of the drug back to the manufacturers. In addition, California has proposed legislation that will require the implementation of an electronic drug pedigree system that provides “track and trace” chain of custody technologies, such as radio frequency identification, or RFID, technologies by January 1, 2016 for wholesale distributors. There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden of selling our products and handling product returns. There is currently a case pending in the Federal District Court for the Eastern District Court of New York enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors. Moreover, the United States Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards to provide for the development of a standardized numerical identifier and include track and trace or authentication technologies, such as RFID and other technologies. In the future, Congress may implement legislation that would revise and expand the federal pedigree requirements. If enacted, these pedigree requirements could preempt existing state pedigree requirements and the Company may have to adopt or modify its operations to initiate and transmit electronically-coded pedigree information concerning the purchase and transmittal of prescription drugs in all 50 states.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”) establishes (i) national standards for some types of electronic health information transactions and the data elements used in those transactions, (ii) standards to protect the privacy of individually identifiable health information (“PHI”), and (iii) security standards to ensure the integrity and confidentiality of health information. Health plans, health care clearinghouses and most health care providers, including the Company, are “Covered Entities” subject to HIPAA.

The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (i) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, including information exchange organizations, medical suppliers that ship to patient’s homes, and third-party billing service providers, (ii) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals of certain breaches of unsecured PHI, and (iii) the civil and criminal penalties that may be imposed for HIPAA violations. The HITECH Act may have a significant impact on the duties, responsibilities and liabilities of our organization, particularly with regards to HIPAA compliance.

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

PROPRIETARY RIGHTS

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL (and Design), PSS, PSS ADVANTAGE CLUB THE ADVANTAGE IS SAVING YOU MONEY (and Design), ANSWERS (and Design), SMARTSCAN, PHYSICIAN SELECT, NIGHTINGALE, SOUTHERN ANESTHESIA & SURGICAL, INC. (and Design), ADVANCE PLUS + SOUTHERN ANESTHESIA & SURGICAL, Inc. (and Design), GULF SOUTH MEDICAL SUPPLY (and Design), SELECT MEDICAL PRODUCTS (and Design) and SELECT MEDICAL PRODUCTS PSS GULF SOUTH MEDICAL SUPPLY

(and Design), among others. The Company’s trademarks generally have a term of ten years. The Company believes that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company.

EMPLOYEES

As of April 2, 2010, the Company employed approximately 3,650 full-time and part-time employees. The Company believes ongoing employee training is critical to its success and, accordingly, invests significant resources in training, continuing professional education and leadership development. In support of the Company’s mission statement and commitment to being the employer of choice, the Company offers both online and instructor-led training. The Company’s Center for Career Development (“CCD”) utilizes an Internet-based, enterprise-wide learning management system, “CCD Online,” which is designed to provide a comprehensive learning environment and in-depth training for every employee. At April 2, 2010, there were approximately 112 online classes available to employees and since its inception in 2001, employees have completed over 178,000 classes online. The Company conducted 52 classes and trained over 1,250 employees in instructor-led classroom sessions during fiscal year 2010. Management believes that relations with employees are strong and the Company’s long-term success depends upon its employees, including its sales professionals.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Any documents that have been filed with the SEC may be read or copied, at prescribed rates contingent upon a written request, at its Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These documents are also filed with the SEC electronically and are accessible on the SEC’s Internet website found at www.sec.gov. Copies of materials filed with the SEC may also be obtained free of charge from the Company’s Internet website found at www.pssworldmedical.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

The Company’s Code of Ethics, Audit Committee Charter, and Corporate Governance Committee Charter are available to the public free of charge in the Investor Relations section of the Company’s website www.pssworldmedical.com or may be obtained by writing to: PSS World Medical, Inc., Investor Relations, 4345 Southpoint Blvd., Jacksonville, Florida 32216. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer, or principal accounting officer) on its website.

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

General economic conditions, including the current global economic slowdown and other events in the global economy may materially adversely impact the Company’s operating results.

Current and future economic conditions and other factors including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, the threat or outbreak of terrorism, recent developments relating to the indebtedness of foreign nations, fuel and energy costs, the availability of consumer credit, and the impact of state and federal budget deficits on Medicaid and Medicare reimbursement can reduce consumer spending or change consumer purchasing habits. The current global economy has and may continue to materially adversely affect consumer spending habits and our operating results.

Trends in healthcare spending and competitive bidding as well as the recently enacted healthcare reform legislation may impact the Company’s results of operations.

A significant portion of medical costs in the United States are funded by government and private insurance programs, such as Medicare, Medicaid, and corporate health insurance plans. In recent years, government-imposed limits on reimbursement to hospitals, physicians, nursing homes, home health providers, and other healthcare providers have significantly impacted spending in certain markets within the medical-products industry. Future changes in Medicare and state administered Medicaid programs may limit payments to providers and customers served by the Company. Significant reductions in reimbursement levels and adjustments, in combination with rising costs, may negatively impact customers’ financial health and liquidity and may negatively affect the Company’s results of operations. Additionally, the Company’s Medicare Part B billing services are subject to a competitive bidding process. The inability of the Company to successfully compete in this environment could impact the Company’s net sales and results of operations.

Health care reform is a key priority of the current Presidential Administration. The recently enacted Patient Protection and Affordable Care Act, and Reconciliation Act of 2010 includes increased availability of insurance, provisions for health care information technology, increased efficiencies in Medicare and Medicaid, and provisions for increased taxes on medical devices. It is unclear at this time what impact such laws and regulations will have on the purchasing patterns of the Company’s customers, and as a result, the Company’s financial condition, results of operations and cash flows.

Numerous factors, many of which cannot be controlled by the Company, may cause the Company’s net sales and results of operations to fluctuate, which may adversely affect the market price of the Company’s common stock.

The Company’s net sales and operating results may fluctuate as a result of many factors, some of which are out of the Company’s control, including:

•	general economic conditions;
•	demand for the products and services offered by the Company;

•	introduction of new products and services offered by the Company and its competitors;
•	seasonal and pandemic vaccine sales;
•	retention of sales representatives and other key employees;
•	acquisitions, dispositions, or other investments by the Company;
•	changes in manufacturers’ pricing policies, contract terms and distribution strategies;
•	changes in the level of operating expenses;
•	changes in estimates used by management;
•	unfavorable media reports and/or press coverage of the Company;
•	changes in the Company’s business strategies, or those of its competitors;
•	product supply shortages;
•	product recalls by manufacturers;
•	inventory valuation adjustments;
•	changes in product mix;
•	fuel costs and third party shipping rates;
•	costs associated with the Company’s self-funded medical insurance program;
•	inclement weather;
•	disruptions resulting from implementing strategic business plans;
•	disruptions resulting from implementing enterprise resource planning (“ERP”) systems;
•	the number of selling days in a period; and
•

changes by the government, including healthcare reform, changes in reimbursement rates to providers, regulatory requirements, and taxes related to the distribution of medical and pharmaceutical products.

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

The Company could be negatively impacted if customers experience disruptions resulting from tighter capital and credit markets or a loss of patient revenue due to changes in the general economy. As a result, customers may modify, delay or cancel plans to purchase the Company’s products or services. Additionally, if customers’ operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Any inability of customers to pay for products and services, may adversely affect the Company’s earnings and cash flow.

The Company’s customers are also impacted by increasing costs of malpractice claims and liability insurance. Insurance rates for customers of the Elder Care and Physician Businesses have greatly increased and many of the Company’s customers may be adversely affected which, in turn, could affect their profitability. As a result, customer financial viability may adversely impact the Company’s financial condition, net sales, results of operations, and cash flows from operations.

The Company may not be able to continue to successfully compete with other medical supply companies and direct manufacturers.

Consolidation within the healthcare industry has resulted in increased competition by direct manufacturers, large national distributors, and drug wholesalers, and may result in lower customer pricing and/or higher operating costs. Additionally, physician practice acquisitions by hospitals may erode the Company’s customer base. Continued consolidation in the healthcare industry could result in the following:

•	competitors obtaining exclusive rights to market products to the Company’s customers;
•	potential new entrants to the markets the Company serves;

•	national hospital distributors, drug wholesale distributors, and healthcare manufacturers may focus their efforts more directly on the Company’s markets;
•

hospitals forming alliances with long-term care facilities or physician practices to create integrated healthcare networks which may look to hospital distributors and manufacturers to supply their affiliates; and

•

provider networks created through consolidation among physician provider groups, long-term care facilities, and other alternate site providers may shift purchasing decisions to entities or persons with whom the Company has no current relationship.

Additionally, the medical supply distribution market is highly competitive. The Company’s results of operations could be materially adversely affected if competitors lower prices of products similar to those distributed by the Company. Principal competitors of the Company include full-line and full-service, multi-market medical distributors, internet distributors, and direct selling manufacturers, many of which have a national presence. The Company also faces significant competition from regional and local distributors, telemarketing firms, internet companies, and mail order firms. The Company’s competitors may have the following strengths:

•	sales representatives competing directly with the Company;
•	capability to market products directly to the Company’s customers;
•	access to products distributed by the Company from various suppliers;
•	substantially greater financial resources than the Company; and
•	lower product and operating costs.

There can be no assurance the Company will maintain operating margins and customer relationships and avoid increased competition and significant pricing pressure in the future if medical supply distributor consolidations, acquisitions of the Company’s customers by hospitals, and other customer consolidations occur. If the Company is unable to compete successfully with other medical supply distributors and direct manufacturers, the Company’s business, financial condition, and results of operations may be materially adversely affected.

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

The Company’s success depends largely on the efforts and abilities of senior management, particularly the executive management team, as well as operations and sales managers at each distribution center because of the decentralized operating structure. During fiscal year 2010, the Company made certain changes to its executive team, including the promotion of a new Chief Executive Officer. In addition, management reestablished the offices of President for its Physician Business and Elder Care Business and made other non-executive management changes.

Although the Company maintains key man life insurance for certain officers, the loss of services of one or more of its members of senior management or the inability of the new management team to successfully execute the Company’s strategies may adversely affect the Company’s business. In addition, the Company may not be successful in attracting and retaining other key personnel.

The Company relies extensively on its relationships, significant distribution agreements and other purchasing arrangements with suppliers.

The Company has distribution agreements and other purchasing arrangements with approximately 1,800 suppliers. The Company relies on these suppliers to manufacture and/or supply products for and to the Company for resale to the Company’s customers. If any distribution agreement or other purchasing arrangement between the Company and a supplier expires or is terminated, if the Company fails to meet the minimum requirements under the agreement, or if the Company and any supplier otherwise cease conducting business with each other, then the Company’s net sales and results of operations may be materially adversely affected.

Since the Company does not manufacture many of the products it sells, it is dependent on vendors and manufacturers for the supply of products. The Company relies on suppliers to provide, among other things:

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

Some of the Company’s suppliers have and may continue to accelerate cost increases for products distributed by the Company. While the Company is taking steps to mitigate the effect of these cost increases, there can be no assurance that these cost increases will not materially adversely impact the Company’s net sales, gross margins, financial conditions, and results of operations.

The Company may face increasing competitive pricing pressures on sales to its customers.

The Company’s business strategy may not mitigate the effect of pricing pressures, which could adversely impact the Company’s net sales, gross margins, and results of operations. As a result of the current economic environment, the Company has experienced increased pressure on the price of its products and services, which may continue into future periods.

Additionally, sales to large accounts and provider groups, especially in the long-term care market, represent a significant portion of the Company’s revenue base. Competitive pricing pressures may increase due to:

•	change in ownership;
•	additional negotiating leverage of large customers;
•	supplier agreements containing volume discounts;
•	service specifications;
•	financial health of customers;
•	activity of competitors; and
•	activity of group purchasing organizations (“GPO”).

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

The Company accesses multi-tiered priced products from other distributors at prices lower than the manufacturers’ list prices.

The reduction of availability of lower-priced product costs could negatively impact the Company’s gross margins. There are currently legal challenges that may impair the ability of companies across all industries to buy products from parties other than the original manufacturer. If the Company cannot obtain prices from other distributors that are lower than the manufacturers’ list prices, the Company’s gross margin and results of operations may be materially adversely affected.

The operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations and/or service interruptions by third parties.

The Company’s operating costs are affected by fluctuations in the cost of gasoline and diesel fuel. Products are delivered to customers either by the Company-leased delivery fleet or third party transportation providers. The Physician and Elder Care Businesses currently operate a delivery fleet of approximately 650 vehicles and management considers utilization of this fleet to be one of the Company’s competitive advantages. Significant fluctuations in the cost of fuel have impacted the Company’s cost to deliver product to customers and the operating costs of transportation providers. Some common carriers have passed increases through to the Company in the form of a fuel surcharge, which had an adverse effect on the Company’s results of operations. In addition, significant increases in the cost of fuel may increase the cost of product obtained from suppliers due to increased inbound freight costs as well as increased shipping costs for globally sourced product. Similarly, strikes or other service interruptions by third party transportation providers may cause an increase in the Company’s operating expenses and adversely affect the Company’s ability to deliver products on a timely basis.

Management anticipates fluctuations in fuel costs may impact gross margin, the cost to deliver, or expected improvements in cost to deliver in future periods. While a customer fuel surcharge may offset a portion of this negative impact, the Company’s operating costs may be negatively affected.

The Company’s strategy for growth may not result in additional net sales or operating income and may have an adverse effect on working capital, operating cash flow, and results of operations.

The Company seeks to increase revenues and operating income by:

•	developing innovative marketing and distribution programs;
•	increasing sales force productivity;
•	expanding sales force for elder care customers;
•	expanding e-commerce initiatives and development;
•	maintaining and expanding vendor incentive programs;
•	expanding product offerings;
•	expanding sales support services;

•	leveraging its infrastructure and information systems;
•	improving distribution capability and efficiency through systems development and implementation;
•	improving supply chain efficiency through centralization and systems enhancements; and
•	improving operating margins through product sourcing initiatives.

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

Integration of acquisitions involves a number of risks. The Company may be unable to successfully integrate the operations of acquired companies and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired company may be difficult when the acquired business is in a market in which the Company has limited expertise. If the operations of acquired companies are not successfully integrated, the Company may:

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

The Company continues to expand its globally sourced product offering, which is marketed under the brand name Select Medical Products and other brand names (collectively “Select”). The Company’s global sourcing strategy revolves around sustaining sourcing channels to drive enhanced customer satisfaction and profitability. To attain its strategic objectives, the Company has focused on:

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

The Company’s sourcing strategy involves purchasing certain products directly from foreign manufacturers. The Company’s business, financial condition and results of operations may be adversely affected by changes in the political, social or economic environment of certain foreign countries. Changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in tax rates, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s ability to conduct business and its results of operations. Additional risks related to the Company’s global sourcing strategy include:

•	political unrest in certain regions;
•	intermittent energy supply interruptions with global manufacturers;
•	changes in foreign currency exchange rates;
•	shipping disruptions due to transportation delays;
•	fluctuations in the cost of commodities;
•	availability of raw materials;
•	increase in regulation of imports due to increasing trade deficit;
•	natural disasters in certain regions;
•	regional tensions that adversely affect the development of ongoing agreements; and
•	intellectual property violation claims.

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

The Company is reliant on its information systems for centralized customer support, operating, and administrative processes. Management relies on the capability, accuracy, timeliness, and stability of its data processing systems to:

•	receive and ship customer orders, including those received electronically;
•	manage customer billings and collections;
•	provide accurate point-of-sale product cost information;
•	track and report third-party ancillary billing services;
•	provide product reporting, such as product purchases and sales by vendor and vendor incentives earned;
•	manage inventory procurement and processes;
•	track and report regulatory compliance related to certain pharmaceutical products and devices;
•	provide manufacturer rebate tracking, compliance, verification, and collection;
•	ensure payments to suppliers are made in accordance with negotiated terms;
•	ensure certain critical internal controls are operating properly;
•	prepare and present accurate financial statements and related information;
•	integrate acquisitions; and

The Company’s business, financial condition and results of operations may be materially adversely affected if, among other things:

•	data errors are created by the information systems and remain undetected;
•	data processing capabilities are interrupted or fail to operate for an extended period of time;
•	the data processing system becomes unable to support growth of the business;
•	data is lost or unable to be restored;
•	data security is breached inadvertently or through malicious intent causing destruction or theft of the Company’s information;
•	problems occur with system upgrades and implementations, or such upgrades and implementations are not timely;
•	product maintenance and upgrades to the ERP system are no longer provided by suppliers; or
•	a revision is made to the estimated useful lives for certain computer software.

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

The Company maintains an asset-based revolving line of credit (“RLOC”), which permits maximum borrowings of up to $200.0 million and may be increased to $250.0 million at the Company’s discretion. Availability of borrowings under the RLOC depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Any deterioration in the valuation of these assets could reduce the availability of borrowings under the RLOC. Increases in the level of the Company’s indebtedness or changes in the Company’s debt rating could adversely affect the Company’s liquidity and reduce the Company’s ability to:

•	obtain additional financing for working capital requirements;
•	fund the convertible notes if presented for redemption;
•	make capital expenditures;
•	acquire businesses; and
•	react to changes in the industry and economic conditions in general.

Operating cash requirements are normally funded by cash flows from operating activities and borrowings under the RLOC, which expires in 2012. The Company expects that sources of capital to fund future growth in the business will be provided by a combination of cash flows from operating activities, borrowings under the RLOC, capital markets, and/or other financing arrangements. However, changes in capital markets or adverse changes to the Company’s operations may disrupt the Company’s ability to maintain adequate levels of liquidity, including its ability to renew its RLOC in 2012 on terms acceptable to the Company.

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

The Company is a distributor of medical products, equipment, and pharmaceutical products. As a result, there is a risk that injury or other liability arising from the use or transportation of the products may occur and result in litigation against the Company. Accordingly, the Company maintains various insurance policies, including product liability insurance, to cover such exposure at amounts that management considers adequate. In many cases, the manufacturer of the product for any product liability claims may indemnify the Company. However, there can be no assurance the coverage maintained by the Company under various insurance policies is sufficient to cover future claims or will be available in adequate amounts at a reasonable cost. In addition, there can be no assurance that the indemnification agreements provided by manufacturers will adequately protect the Company; particularly the enforceability of indemnification provisions provided by overseas suppliers for globally-sourced products. This risk increases as more of the Company’s sales relate to sourced products. A successful claim brought against the Company in excess of available insurance or indemnification agreements, or any claim that results in significant adverse publicity against the Company, could harm the Company’s business, reputation, and results of operations.

In addition to product liability claims, the Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Footnote 18, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

From time-to-time, outside parties may assert infringement claims against the Company. If the Company was found to be infringing on other’s rights, the Company may be required to pay substantial damage awards, obtain a license, or cease selling the products that contain the infringing property. Such actions may be significant and result in material losses to the Company.

Failure to comply with existing and future regulatory and legal requirements could adversely affect the Company’s results of operations and financial condition.

General

The health care industry is highly regulated and the Company is subject to various federal, state, local and foreign laws and regulations, which include the Drug Enforcement Agency (“DEA”), the Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (“HHS”), the Occupational Safety and Health Administration (“OSHA”), the Centers for Medicare and Medicaid Services (“CMS”), various State Attorneys General, State Medicaid fraud units, and other comparable agencies. The Company’s global product sourcing initiatives have increased the Company’s exposure to these regulatory agencies. Certain of the Company’s distribution service centers may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, HHS, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing, and sale. Enforcement activity with regards to these laws and regulations has increased recently and the Company expects it to continue to increase further. Although the Company believes it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations.

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

Tax legislation initiatives and audits by tax authorities could adversely affect the Company’s net earnings and tax liabilities

The Company is subject to the tax laws and regulations of the United States Federal, state and local governments and certain foreign governments. Various legislative initiatives may be proposed, including those to alter the taxation of the Company’s earnings from foreign operations, that could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate will not be adversely affected by these initiatives. In addition, United States Federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

From time to time we are audited by U.S. federal, state and local tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

See Item 1 “Business—Regulatory Matters” for additional information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2010 and that remain unresolved.

ITEM 2.	PROPERTIES

The Company leases warehouse and office space for its 40 full-service distribution centers, 41 break-freight locations, 6 ancillary service centers, and 2 redistribution facilities, in various locations across the United States. In the normal course of business, management regularly assesses its business needs and makes changes to the capacity and location of these leased facilities. As of April 2, 2010, the Company believes its distribution infrastructure is adequate to carry on its business as currently conducted and that, if necessary, it could find additional and/or replacement facilities to lease without suffering a material adverse effect on its business.

The following tables identify the full-service distribution centers, break-freight locations, ancillary service centers, and redistribution facilities for each operating segment:

Physician Business

Full-Service Distribution Center Locations
Aiea, HI	Grand Prairie, TX	Memphis, TN	Rochester, NY
Charlotte, NC	Houston, TX	New Orleans, LA	Salt Lake City, UT
Columbia, SC	Jacksonville, FL	Olathe, KS	Schertz, TX
Denver, CO	Kennesaw, GA	Orlando, FL	Seattle, WA
Elgin, IL	Leetsdale, PA	Phoenix, AZ	Wareham, MA
Fairfield, NJ	Louisville, KY	Richmond, VA	West Sacramento, CA
Fullerton, CA	Lubbock, TX	Rogers, MN

Break Freight Locations
Albany, NY	Cleveland, OH	Nashville, TN	St. Louis, MO
Baton Rouge, LA	Columbia, SC	Newark, CA	St. Petersburg, FL
Bethlehem, PA	Fredericksburg, VA	Omaha, NE	Tallahassee, FL
Big Bend, WI	Indianapolis, IN	Pompano Beach, FL	Troy, MI
Birmingham, AL	Knoxville, TN	Portland, OR	Tulsa, OK
Chatsworth, CA	Lanham, MD	Raleigh, NC	Tyler, TX
Chattanooga, TN	Lafayette, LA	Roanoke, VA	West Babylon, NY
Chesapeake, VA	Las Vegas, NV	San Diego, CA	Warminster, PA
Cincinnati, OH	Little Rock, AR

Redistribution Facilities
Fullerton, CA *	Jacksonville, FL *

Elder Care Business

Full-Service Distribution Center Locations
Austell, GA	Mesquite, TX	Omaha, NE	Ridgeland, MS
Fort Lauderdale, FL	Middletown, PA	Ontario, CA	Sacramento, CA
Gahanna, OH	Morrisville, NC	Orlando, FL	Windsor, WI
Londonderry, NH

Break Freight Locations
Eau Claire, WI	Houston, TX	Little Rock, AR	Shertz, TX
Fairfield, NJ	Indianapolis, IN	Olathe, KS

Redistribution Facilities
Fullerton, CA *	Jacksonville, FL *

Ancillary Service Centers
Birmingham, AL	Indianapolis, IN	Spokane, WA	Vancouver, WA
Fresno, CA	Redmond, WA

*	Redistribution facilities shared by Physician Business and Elder Care Business.

In the aggregate, the Company’s service center locations consist of approximately 2.7 million square feet of leased space. The lease agreements have expiration dates ranging from April 2010 to August 2016 and facilities ranging in size from approximately 1,000 square feet to 169,000 square feet.

The Company’s corporate office complex and location of Corporate Shares Services consists of approximately 150,000 square feet of leased office space located at 4345 Southpoint Boulevard and 4190 Belfort Road, Jacksonville, Florida 32216.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of the Company’s common stock are quoted on Nasdaq Stock Market, Inc.’s Global Select Market (“NASDAQ GS”) under the ticker symbol “PSSI.” The following table presents, for the periods indicated, the range of high and low sale prices per share of the Company’s common stock as reported on NASDAQ GS.

Quarter Ended	High	Low
Fiscal year ended March 27, 2009:
June 27, 2008	$18.56	$15.90
September 26, 2008	$21.72	$15.93
January 2, 2009	$19.83	$14.97
March 27, 2009	$19.02	$13.19
Fiscal year ended April 2, 2010:
June 26, 2009	$18.53	$13.72
October 2, 2009	$22.52	$17.61
January 1, 2010	$22.83	$19.32
April 2, 2010	$23.96	$18.58

Cash Dividends

Since inception, the Company has neither declared nor paid cash dividends, and intends to continue to retain earnings for the growth and development of the Company’s business; therefore, does not anticipate the declaration of a cash dividend in the immediate future. The Company’s revolving line of credit agreement contains certain covenants that limit the amount of cash dividends that may be declared by the Company.

Holders of Common Stock

As of May 21, 2010, there were approximately 1,490 holders of record of the Company’s common stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming reinvestment of dividends, if any, on April 1, 2005, the last trading day before the beginning of the Company’s fiscal year 2006 through the end of fiscal year 2010, with the cumulative return on $100 invested for the same period in the Nasdaq Stock Market (U.S. Companies) Composite Index.

The graph also compares the cumulative stockholder return to an index of companies management believes comprise the Company’s peer group, which includes the following: Amerisourcebergen Corporation, Baxter International, Inc., Cardinal Health, Inc., McKesson Corporation, Owens & Minor, Inc., Patterson Companies, Inc., and Henry Schein, Inc.

FISCAL YEAR ENDING APRIL 2, 2010

	April 1, 2005	March 31, 2006	March 30, 2007	March 28, 2008	March 27, 2009	April 2, 2010
PSS World Medical, Inc.	100.00	169.66	185.93	146.53	126.21	206.77
NASDAQ Composite	100.00	117.03	121.13	114.00	76.46	119.94
Peer Group	100.00	124.22	144.37	137.21	105.48	150.96

Information presented above assumes $100 invested on April 1, 2005 and that dividends were reinvested.

Issuer Purchases of Equity Securities

As of March 27, 2009, there were 0.1 million shares available for repurchase under existing stock repurchase programs.

On March 31, 2009, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, or approximately 3.0 million common shares.

During fiscal year 2010, the Company repurchased approximately 2.8 million shares of common stock under these programs at an average price of $20.66 per common share for approximately $57.2 million.

On March 19, 2010, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending upon market conditions and other factors, to repurchase up to a maximum of 3.0 million common shares. These shares may be purchased in the open market, in privately negotiated transactions, or otherwise. The stock repurchase program does not have an expiration date. At April 2, 2010, approximately 3.3 million shares were available to repurchase under all programs.

The following table summarizes the Company’s repurchase activity during the three months ended April 2, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2-February 2	823,795	$21.66	823,795	1,317,625
February 3-March 2	1,000,458	19.92	1,000,458	317,167
March 3-April 2	—	—	—	3,317,167

Total fourth quarter	1,824,253	$20.70	1,824,253	3,317,167

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data for fiscal years 2006 through 2010 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the restatement related to adoption of ASC 470-20, Debt—Debt with Conversion and Other Options. See Footnote 11, Debt, for additional information. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$2,055,171	$1,952,691	$1,855,791	$1,741,639	$1,619,417
Net income	$69,363	$51,486	$53,133	$47,148	$41,314

Earnings per share
Basic	$1.20	$0.86	$0.82	$0.70	$0.63
Diluted	$1.18	$0.85	$0.80	$0.68	$0.62

Weighted average shares outstanding
Basic	58,029	59,937	64,703	67,219	65,643
Diluted	58,943	60,696	66,184	69,325	66,887

Cash dividends declared per common share	—	—	—	—	—

Ratio of earnings to fixed charges(a)	4.2	3.3	4.5	3.9	3.6

Balance Sheet Data:
Working capital(b)	$355,606	$323,545	$97,454	$304,543	$265,201
Total assets	$872,066	$858,624	$813,236	$773,297	$737,125
Long-term liabilities(b)	$277,994	$241,684	$65,198	$202,239	$189,141

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.
(b)	Fiscal year 2008 working capital and long-term liabilities reflect a reclassification of $150 million of 2.25% senior convertible notes from long-term to current liabilities made during fiscal year 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 40 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 17, Segment Information, of the consolidated financial statements.

PSSI is a market leader in the two alternate-site customer segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select; innovative information systems and technologies that serve its core markets; and a culture of performance.

THE COMPANY’S STRATEGY

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States of America, with a goal to grow revenues at twice the market growth rate in the markets it serves. The key components of the Company’s strategy include:

Reach and Strengthen: Grow sales through innovative, differentiated marketing programs, innovative products, services, and new customer acquisitions.  The Company believes its sales professionals, which consists of approximately 850 employees, and their customer relationships and knowledge are strategic competitive advantages. The Company trains its sales professionals to develop and build unique relationships with customers and provide solutions though innovative marketing programs, exclusive products, and new product or technology offerings. The Company develops and provides unique customer-based solutions and marketing programs to strengthen its customers’ clinical outcomes and financial health. In addition, the Company utilizes improved customer interface processes that increase sales representative bandwidth and improve the customer experience.

Our Health: Optimize the Company’s product offering and profitability.  The Company has developed and implemented programs to increase its profitability at the product and customer level. The Company continues to develop its domestic and global product sourcing capabilities to optimize its product offering by integrating sourcing and branding initiatives with customer, product and Company strategies to increase profitability. The Company intends to broaden its reach and breadth of products by expanding its Select and specialty brand product offerings, increasing product quality and category management and leveraging its sourcing capabilities, both foreign and domestic.

LEAN: Make investments to simplify business activities and leverage existing distribution and shared service capabilities to reduce operating expenses as a ratio to net sales.  The Company is making significant investments in its distribution infrastructure, information systems, process reengineering, and training to simplify its distribution and administrative infrastructure, develop easy to use scalable processes and systems that enable growth, reduce costs to serve, and achieve the Company’s commitment to providing superior customer service. LEAN process improvement initiatives focus on process redesign, investments in automation and organizational commitments to customer service in the most efficient manner. During fiscal year 2010, the Company continued to leverage its existing infrastructure investments and process improvements resulting in operating efficiencies, improved customer service levels and operating margins.

Aggressively identify, develop and retain leaders capable of managing a growing corporation.  The Company is committed to the effective recruitment, hiring and promotion of employees with outstanding performance, culture and leadership abilities. The Company provides leadership development opportunities, individual leadership assessment and development plans, education and coaching programs to its employees. The Company’s goal is to develop a diverse group of individuals capable of leading a fast growing corporation.

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

Be the employer of choice within the industry.  The Company believes its management, sales force and employees are its most valuable assets. The Company seeks to foster a culture of performance and execution by designing employee incentive programs aligned with the Company’s business strategies and objectives. The Company strives to be the employer of choice in the markets it serves, in terms of benefits offered to employees, availability of health and wellness programs, professional competency, growth opportunities, and personal development training.

Make strategic acquisitions.  The Company expects to continue to make strategic and fold-in acquisitions from time to time to complement its core business strategies, and targets acquisitions which leverage infrastructure and distribution capabilities, expand its product sourcing and product development expertise, and increase market share and profitability.

EXECUTIVE OVERVIEW

During fiscal year 2010, the Company continued profitable growth despite the recessed economic environment. Consolidated sales grew by 5.2% during the current and prior fiscal years. Sales were positively impacted by five additional selling days during the year and additional product sales from the H1N1/Swine flu pandemic. The Company’s per selling day revenue grew 3.2% during the fiscal year, compared to 5.2% during the prior fiscal year. The Company expects near term sales growth rates to remain lower than historical growth rates due to economic conditions and a decrease in patient visits to physicians’ offices.

During fiscal year 2010, net sales for the Physician Business increased by 5.9%, while net sales for the Elder Care Business increased by 3.4%. The Physician and Elder Care Businesses introduced a Reach initiative to capture new customers, which positively impacted the Company’s growth and margins. During fiscal year 2010, Select brand product sales grew 18.4% and 9.8% over prior year in the Physician and Elder Care businesses, respectively.

Consolidated income from operations increased approximately $20.1 million, or 19.9% during the fiscal year ended April 2, 2010, while operating margins increased 72 basis points. The fiscal year 2010 increase was largely the result of management’s focus on improving selling margin and reducing operating costs as a percentage of net sales through its business simplification strategies, cost savings initiatives, and continued leverage of its distribution infrastructure.

Cash flow from operations during fiscal year 2010 grew to $102.4 million, which was attributable to growth in profitability and focus on working capital management.

With restricted business and consumer credit markets, the Company remains focused on credit management and collection of its receivable balances. During fiscal year 2010, days sales outstanding decreased from 40.3 days to 38.3 days in the Physician Business and from 49.3 days to 48.4 days in the Elder Care Business, when compared to prior year. This was the result of investments in credit and collections training, new monitoring software, and continued focus on aged balances. The Company’s increased operating cash flow and available cash balances funded a portion of the Company’s stock repurchase program, investments in capital projects and acquisitions during the year.

Management uses return on committed capital (“ROCC”, as defined in the Liquidity and Capital Resources section on page 43), as a key performance indicator of overall profitability, as well as measurement criteria for investment decisions. During fiscal year 2010, consolidated ROCC increased from 27.6% to 33.5%. This was a result of leveraging earnings across the Company’s fixed assets as well as effective credit and collections processes mentioned above.

The 2010 Health Care Act, passed into law in March 2010 provides increased availability of insurance, provisions for health care information technology, increased efficiencies in Medicare and Medicaid, as well a 2.3% excise tax on medical devices that is projected to raise $20 billion dollars over 10 years. The effect of the 2010 Health Care Act on the Company is currently uncertain as many provisions are not fully defined.

During fiscal year 2010, the Company promoted Gary A. Corless to President and Chief Executive Officer. In addition, management reestablished and filled the offices of President for its Physician Business and Elder Care Business.

The following significantly impacted the Company’s financial and operating results during fiscal years 2010, 2009, and 2008:

Swine Flu Pandemic

During fiscal year 2010, the Physician Business experienced increased sales of influenza test kits, surgical masks, medical gloves and hand sanitizers, and other product categories related to the H1N1/Swine flu pandemic. As a result, the Company recorded approximately $52.5 million in additional net sales for the current fiscal year, when compared to prior year. The Company does not anticipate sales of H1N1/Swine flu related products to continue into future periods at the level seen during fiscal year 2010.

Adoption of New Accounting Pronouncement

As discussed in Footnote 3, Recent Accounting Pronouncements, effective March 28, 2009, the Company adopted ASC 470-20, Debt—Debt with Conversion and Other Options and, as required by this new standard the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. As a result of the adoption, non-cash interest expense increased by $7.1 million ($4.4 million net of tax), $10.3 million ($6.4 million net of tax), and $5.7 million ($3.5 million net of tax) for the fiscal years 2010, 2009, and 2008. See Footnote 11, Debt, for additional information.

Change in Long-Term Incentive Compensation Estimate

Based on the financial results in the first half of fiscal year 2010, management raised its estimation of expected achievement of performance targets related to long-term corporate incentive compensation plans. Due to the change in estimate, the Company recognized additional long-term incentive-based compensation expense of $11.4 million, offset by a decrease of $4.4 million in accruals for long-term incentive compensation related to the departure of the Company’s former Chairman and Chief Executive Officer. See Footnote 14, Incentive and Stock-Based Compensation, for additional information.

Investment in athenahealth, Inc.

During fiscal year 2009 and 2008, the Company sold a portion of its investment in athenahealth, Inc. (“athena”), resulting in a gain of approximately $0.4 million ($0.3 million, net of tax) and $4.6 million ($2.9 million, net of tax), respectively. During fiscal year 2010, the Company sold its remaining investment in athena, resulting in a gain of approximately $3.6 million ($2.3 million, net of tax). Refer to Footnote 6, Equity Investment, for additional information.

Global Sourcing Initiative

The Company’s global sourcing strategy involves purchasing products directly from contracted manufacturers and is a key initiative for the Company. Milestones reached during fiscal year 2010, 2009 and 2008 included (i) expanding the Company’s global sourcing resources in Asia and Europe, (ii) increasing the capacity of the redistribution infrastructure in the United States; (iii) expanding the Select product offering, and (iv) designing and implementing a security assessment program for global manufacturers in compliance with the U.S. Customs Trade Partners Against Terrorism Act. At April 2, 2010 and March 27, 2009, the Company had approximately $42.0 million and $39.1 million of globally-sourced product inventory, respectively, representing an increase of approximately 260 product SKUs and 40 product categories in fiscal year 2010. Management believes this initiative will continue to positively impact the Company’s results of operations in future years.

Convertible Debt Transactions

During the second quarter of fiscal year 2009, the Company issued $230.0 million principal amount of 3.125% senior convertible notes (“2008 Notes”). The Company also entered into convertible note hedge transactions with the initial purchaser and/or its affiliates and, separately, sold warrants to the initial purchaser and/or its affiliates. The Company used a portion of the net proceeds to (i) repurchase approximately $35.0 million of its common stock; (ii) pay the costs of its hedge transactions; and (iii) redeem $150.0 million of the Company’s 2.25% senior convertible notes (“2004 Notes”). Remaining proceeds were used for general corporate purposes. Refer to Footnote 11, Debt, for additional information.

Compliance with Florida Pedigree Laws

During the fiscal year ended March 28, 2008, the Company’s Florida operations were the subject of an inspection by the Florida Department of Health for compliance with guidelines for the receipt, storage, and distribution of products covered by drug pedigree legislation in the state of Florida. Products covered by this legislation included prescription pharmaceutical products used by physicians in their practices, such as vaccines, ointments and creams, anesthetics, and topicals used in office procedures. On January 23, 2008, the Company signed an agreement with the State of Florida resolving issues regarding the interpretation of procedures for documenting the ordering, receipt, storage, and shipping of certain products covered by Florida drug pedigree legislation. Pursuant to the terms of the agreement, the Company reimbursed the State of Florida $1.0 million in costs and fees associated with the inspection, and donated pharmaceutical inventory valued at $0.5 million. In turn, the State of Florida agreed to issue and/or renew permits to the Company’s Florida facilities and release the Company’s quarantined inventory subject to third party validation of pedigree compliance.

Costs associated with the review and inspection were approximately $6.3 million in fiscal year 2008 and included costs and fees, inventory exposure, additional operating and legal costs, as well as costs incurred to modify the Company’s compliance systems and processes. These costs were recorded within Corporate Shared Services and the Physician Business.

Acquisitions

Cash paid for acquisitions made in fiscal year 2010 were $14.8 million, of which $1.2 million related to earnout payments for acquisitions in previous years. Cash paid for acquisitions made in fiscal year 2009 were $3.7 million. Refer to Footnote 4, Purchase Business Combinations, for additional information.

On May 31, 2007, the Company acquired the stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-based physicians and ambulatory surgery centers. The Company incurred operating losses totaling $2.0 million related to the integration and transition of Activus operations during fiscal year 2008. Refer to Footnote 4, Purchase Business Combinations, for additional information.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 2, 2010 VERSUS FISCAL YEAR ENDED MARCH 27, 2009

NET SALES

	For the Fiscal Year Ended				Total Percent Change	Average Daily Net Sales Percent Change
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$1,437.8	$5.6	$1,357.4	$5.4	5.9%	3.9%
Elder Care Business	614.9	2.4	594.5	2.3	3.4	1.4
Corporate Shared Services	2.5	—	0.8	—	201.4	NA

Total Company	$2,055.2	$8.0	$1,952.7	$7.7	5.2%	3.2%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Fiscal Year Ended		Percent Change
(dollars in millions)	April 2, 2010	March 27, 2009
Branded(a)	$803.2	$736.6	9.0%
Select(b)	199.3	168.3	18.4
Pharmaceutical products	312.8	307.6	1.7
Equipment	118.8	137.4	(13.6)
Other	3.7	7.5	(48.6)

Total	$1,437.8	$1,357.4	5.9%

Selling days	258	253

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brands of disposables and lab diagnostics.

Net sales growth during the fiscal year ended April 2, 2010 was positively influenced by the effects from the H1N1/Swine flu pandemic, five additional selling days during fiscal year 2010 and results from the Reach initiative. During the fiscal year ended April 2, 2010, the Physician Business increased sales in influenza test kits, surgical masks, medical gloves, hand sanitizer, and other products related to the H1N1/Swine flu pandemic, recording approximately $52.5 million in additional sales across the Branded and Select product lines. The Company estimates the earnings per share impact related to the H1N1/ Swine flu pandemic for the fiscal year ended April 2, 2010, to be approximately $0.08 per diluted share, but does not anticipate the increased level of sales of these products to continue into future periods. The Company estimates the earnings per share impact related to the five additional selling days to be approximately $0.02 per diluted share.

During the first quarter of fiscal year 2010, the Physician Business launched its Reach initiative to capture new customers which has resulted in approximately 19,200 new customers, with approximately 11,000 customers continuing to purchase from the Company. The Company expects this strategic initiative to have a positive impact on growth rates for future periods.

Select product sales increased 18.4% due to the Company’s increased sales from the H1N1/Swine flu pandemic, additional selling days, and a focus on promoting its globally sourced products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products.

Pharmaceutical sales increased as a result of growth in the Company’s non-controlled drugs product line and five additional selling days during fiscal year 2010, partially offset by a customer shift to lower priced generic pharmaceuticals.

Equipment sales decreased due to the current economic conditions and lenders’ tightened credit policies which negatively impacted customers’ ability to obtain equipment financing.

Elder Care Business

Management evaluates the Elder Care business by customer category. Net sales were impacted by the utilization of innovative Elder Care customer-specific solution programs, including Momentum Rewards, a customer incentive program introduced during fiscal year 2009.

The following table summarizes the change in net sales by customer segment period over period.

	For the Fiscal Year Ended		Percent Change
(dollars in millions)	April 2, 2010	March 27, 2009
Nursing home and assisted living facilities	$372.5	$363.7	2.4%
Hospice and home health care agencies	183.9	166.1	10.7
Billing services	13.2	13.7	(3.5)
Other	45.3	51.0	(11.3)

Total	$614.9	$594.5	3.4%

Selling days	258	253

Net sales during the year ended April 2, 2010 compared to the prior year increased approximately $20.4 million, as sales grew in the two largest customer segments. Net sales in the nursing home and assisted living customer segment was positively impacted by five additional selling days during fiscal year 2010, innovative customer-specific solution programs, and a focus on regional and independent customer segments.

Net sales growth in the hospice and home health care customer segments reflected the continued successful execution of strategies to diversify its customer base through expansion in the home health care market and other non-facility based care as well as net sales of approximately $4.4 million attributed to an acquisition made during fiscal year 2010, and five additional selling days during fiscal year 2010. The Company’s net sales in billing services were negatively impacted by decreased Medicare and Medicaid reimbursements.

Across its Elder Care customer segments, Select product sales increased 9.8% during fiscal year 2010, when compared to fiscal year 2009, due to the Company’s focus on promoting its globally sourced products which resulted in additional sales to new and existing customers.

GROSS PROFIT

Physician Business

Gross profit dollars for the Physician Business increased $37.9 million and gross margins increased 93 basis points during fiscal year 2010. The increase in gross profit was due to margin improvement initiatives, including the growth in Branded and Select product sales discussed above as well as a shift to generic pharmaceutical sales, which have higher margins than branded pharmaceuticals, in conjunction with the Company’s continued focus on its product sourcing strategies.

Elder Care Business

Gross profit dollars in the Elder Care Business increased $7.8 million year over year and were impacted by the increase in sales across the Business’ largest customer segments. Gross margin percentages increased 32 basis points due to effective inventory cost and gross margin improvement initiatives as well as increased sales of Select product.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$198.2	13.8%	$195.3	14.4%
Elder Care Business(a)	118.1	19.2	118.1	19.9
Corporate Shared Services(b)	54.6	2.7	39.1	2.0

Total Company(b)	$370.9	18.0%	$352.5	18.1%

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

General and administrative expenses are impacted by (i) compensation and employee benefit costs, (ii) cost to deliver, which represents all costs associated with the warehousing, transportation and delivery of products to customers, and (iii) shared services overhead costs.

Physician Business

General and administrative expenses increased $2.9 million but decreased 60 basis points as a percentage of net sales over the prior year due to leveraging of the Company’s fixed costs over increased sales volume. The increase in expenses was attributable to increased incentive compensation expense of $7.6 million related to stronger operating performance. Partially offsetting this increase was (i) decreased National Meeting expense of $2.0 million, and (ii) decreased overhead expenses of $2.0 million as a result of cost saving initiatives.

Elder Care Business

General and administrative expenses were flat year over year, but decreased 65 basis points as a percentage of net sales over the prior year due to results of cost savings initiatives and leveraging of the Company’s fixed cost infrastructure over increased sales volume.

Corporate Shared Services

General and administrative expenses increased $15.5 million during the fiscal year 2010 due to (i) increased long-term incentive and stock-based compensation expense of $11.4 million related to payout estimates based on performance; (ii) $2.9 million in separation expenses related to the departure of the Company’s former Chairman and Chief Executive Officer during fiscal year 2010; (iii) increased annual incentive based compensation expense of $3.2 million based on Company performance; (iv) a $1.8 million increase in payroll related costs due to an increase in full-time employees and merit increases; and (v) an increase in depreciation expense of $1.4 million due to increased investments in IT infrastructure during the fiscal year. Partially offsetting this increase was a $4.4 million decrease in stock-based compensation expense and a $1.3 million decrease in annual cash-based incentive compensation related to the departure of the Company’s former Chairman and Chief Executive Officer.

SELLING EXPENSES

	For the Fiscal Year Ended
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$115.1	8.0%	$107.7	7.9%
Elder Care Business(a)	20.7	3.4	20.8	3.5

Total Company(b)	$135.8	6.6%	$128.5	6.6%

(a)	Selling expenses as a percentage of net sales are calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales are calculated based on consolidated net sales.

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The change in selling expenses for the Physician Business and Elder Care Business was consistent with net sales year over year.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$137.3	9.5%	$109.8	8.1%
Elder Care Business	38.0	6.2	30.1	5.1
Corporate Shared Services	(54.3)	—	(39.0)	—

Total Company	$121.0	5.9%	$100.9	5.2%

Income from operations for each business segment changed due to the factors discussed above. Business simplification and LEAN strategies are expected to continue to offset the effects of the lower sales growth, resulting in continued growth in income from operations.

INTEREST EXPENSE

The Company’s debt structure during fiscal year 2010 consisted of variable rate borrowings under its revolving line of credit (“RLOC”) agreement and its 2008 Notes. The Company adopted a new accounting pronouncement during fiscal year 2010 and, as required by this new standard, the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. See Footnote 11, Debt, for additional information.

The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the RLOC.

	For the Fiscal Year Ended		Decrease
(dollars in millions)	April 2, 2010	March 27, 2009
Components of interest expense:
Interest on borrowings	$17.4	$21.5	$(4.1)
Debt issuance costs	1.1	1.6	(0.5)
Less: Capitalized interest	(1.2)	(0.9)	(0.3)

Total interest expense	$17.3	$22.2	$(4.9)

Weighted average interest rate-RLOC(a)	4.02%	4.00%	—
Average daily borrowings under the RLOC	$44.2	$51.1	$(6.9)

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

Interest expense decreased during fiscal year ended April 2, 2010. This was due to having both the 2004 Notes and 2008 Notes outstanding during fiscal year 2009, while only the 2008 Notes were outstanding during fiscal year 2010.

On February 14, 2008, the Company entered into a two-year $50.0 million variable-to-fixed interest rate swap, effective February 19, 2008 which expired February 19, 2010 (“Swap Agreement”). The Swap Agreement effectively fixed the interest rate on all or a portion of the borrowings under the RLOC at 3.95% (consisting of a fixed interest rate of 2.70% and a credit spread of 1.25%) for a notional amount of $50.0 million. The Swap Agreement expired in February 2010.

In support of the Swap Agreement before expiration, the Company maintained a minimum balance of $50.0 million drawn on the RLOC. After expiration, the balance on the RLOC was paid down, resulting in the average daily balance decreasing to $44.2 million for the year ended April 2, 2010.

OTHER INCOME

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	April 2, 2010	March 27, 2009	Increase
Total Company	$6.1	$2.6	$3.5	129.6%

The Company sold its investment in athena during fiscal year 2010 and 2009, recognizing a gain of $3.6 million and $0.4 million, respectively. Excluding the gains on the sale of athena stock, “Other income” during fiscal year 2010 remained consistent with prior year and is mainly attributable to customer finance charges. See Footnote 6, Equity Investment, for further information relating the Company’s investment in athena.

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$40.8	37.0%	$32.2	38.5%

The effective rate was favorably impacted by a decrease in non-deductible meal and entertainment expenses, an adjustment to the reserve for uncertain tax positions, and increased earnings from non—U.S. global sourcing subsidiaries, which are subject to tax at rates lower than the U.S.

FISCAL YEAR ENDED MARCH 27, 2009 VERSUS FISCAL YEAR ENDED MARCH 28, 2008

NET SALES

	For the Fiscal Year Ended				Percent Change
	March 27, 2009		March 28, 2008
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$1,357.4	$5.4	$1,308.7	$5.2	3.7%
Elder Care Business	594.5	2.3	547.1	2.2	8.7
Corporate Shared Services	0.8	—	—	—	NA

Total Company	$1,952.7	$7.7	$1,855.8	$7.4	5.2%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Fiscal Year Ended
(dollars in millions)	March 27, 2009	March 28, 2008	Percent Change
Branded(a)	$736.6	$718.1	2.6%
Select(b)	168.3	146.4	14.9
Pharmaceutical products	307.6	289.2	6.4
Equipment	137.4	146.0	1.7
Other	7.5	9.0	(17.5)

Total	$1,357.4	$1,308.7	3.7%

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables and lab diagnostics.

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

Pharmaceutical sales increased as a result of growth in the Company’s non-controlled drugs product line and, in part, to the introduction of additional products, including additional generic products, to the Company’s offering. The Company reentered the influenza vaccine market on an agency basis during fiscal year 2009. Under the agreement, the Company is relieved from inventory and accounts receivable risk and recognizes fees received from its supplier on a net revenue recognition basis.

Other revenue was impacted by a decrease in leasing incentives due to lower equipment sales, partially offset by an increase in customer freight and handling charges.

Elder Care Business

Management evaluates the Elder Care business by customer category. Net sales were impacted by the utilization of innovative Elder Care customer-specific solution programs, including Momentum Rewards, a customer incentive program introduced during fiscal year 2009.

The following table summarizes the change in net sales by customer segment period over period.

	For the Fiscal Year Ended
(dollars in millions)	March 27, 2009	March 28, 2008	Percent Change
Nursing home and assisted living facilities	$363.7	$339.7	7.1%
Hospice and home health care agencies	166.1	151.6	9.5
Billing services	13.7	13.0	5.0
Other	51.0	42.8	19.3

Total	$594.5	$547.1	8.7%

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

GROSS PROFIT

Physician Business

Gross profit dollars for the Physician Business increased $23.0 million and gross margins increased 62 basis points during fiscal year 2009. The increase in gross profit was due to the growth in net sales discussed above, in conjunction with the Company’s continued focus on its sourcing strategies and addition of influenza vaccine sales. The Company reentered the influenza vaccine market on an agency basis during fiscal year 2009. As such, the Company is relieved from inventory and accounts receivable risk and recognizes fees received from its supplier on a net revenue recognition basis. The Company’s sourcing strategies are designed to improve the cost competitiveness and increase gross margins on certain products. The increase in gross profit was also attributed to a decrease in vendor rebates denied and inventory sourcing efficiencies.

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

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended
	March 27, 2009		March 28, 2008
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$195.3	14.4%	$191.3	14.6%
Elder Care Business(a)	118.1	19.9	106.9	19.5
Corporate Shared Services(b)	39.1	2.0	25.9	1.4

Total Company(b)	$352.5	18.1%	$324.1	17.5%

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

General and administrative expenses are impacted by (i) compensation and employee benefit costs, (ii) cost to deliver, which represents all costs associated with the transportation and delivery of products to customers, and (iii) shared services overhead costs.

Physician Business

General and administrative expenses increased $4.0 million and decreased 20 basis points as a percentage of net sales over the prior year. This increase in expenses were attributable to (i) increased compensation expense of $4.7 million due to additional employees and general wage increases; (ii) an increase of $1.7 million related to incentive compensation expense for the year related to a combination of new incentive compensation plans introduced during fiscal year 2009 and stronger operating performance; (iii) an increase of $1.4 million in the corporate overhead allocation from Corporate Shared Services which is related to increased payroll and medical related costs; and (iv) increased cost to deliver of approximately $1.6 million related to increased volume. Partially offsetting these increases are costs incurred in fiscal year 2008 and not repeated in fiscal year 2009; (i) $2.9 million in acquisition costs for Activus; and (ii) approximately $2.2 million related to additional operating expenses from the Company’s inspection by the Florida Department of Health for compliance with State Pedigree laws.

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

Corporate Shared Services

General and administrative expenses increased $13.2 million during the fiscal year ended 2009 due to (i) an increase of $5.7 million in incentive compensation expense related to a combination of new incentive compensation plans introduced during fiscal year 2009 and an increase in payout estimates based on performance; (ii) a $2.4 million increase in payroll related costs due to an increase in full-time employees and merit increases; (iii) $2.5 million related to an increase in medical insurance costs; (iv) a $2.4 million increase in stock compensation expense related to new long-term incentive plans introduced during fiscal years 2009 and 2008; (v) and an increase in depreciation expense of $1.3 million due to increased investments in IT infrastructure during the fiscal year. Partially offsetting these increases is a $4.1 million decrease in settlement and legal costs related to the Florida Department of Health’s inspection of the Company’s operation for compliance with State Pedigree laws in fiscal year 2008.

SELLING EXPENSES

	For the Fiscal Year Ended
	March 27, 2009		March 28, 2008
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$107.7	7.9%	$105.6	8.1%
Elder Care Business(a)	20.8	3.5	19.7	3.6

Total Company(b)	$128.5	6.6%	$125.3	6.8%

(a)	Selling expenses as a percentage of net sales are calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales are calculated based on consolidated net sales.

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The increase in selling expenses for the Physician Business and Elder Care Business was consistent with the increase in net sales year over year. Selling expense as a percentage of net sales decreased year over year, which is related to leveraging net sales growth across certain fixed selling expenses.

INCOME FROM OPERATIONS

	For the Fiscal Year Ended
	March 27, 2009		March 28, 2008
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$109.8	8.1%	$93.0	7.1%
Elder Care Business	30.1	5.1	25.2	4.6
Corporate Shared Services	(39.0)	—	(25.9)	—

Total Company	$100.9	5.2%	$92.3	5.0%

Income from operations for each business segment changed due to the factors discussed above.

INTEREST EXPENSE

The Company’s debt structure during fiscal year 2009 consisted of variable rate borrowings under its revolving line of credit (“RLOC”) agreement, $150.0 million of 2.25% senior convertible notes (“2004 Notes”), and $230.0 million of 3.125% senior convertible notes (“2008 Notes”) issued in August 2008.

The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the RLOC.

	For the Fiscal Year Ended		Increase (Decrease)
(dollars in millions)	March 27, 2009	March 28, 2008
Components of interest expense:
Interest on borrowings	$21.5	$11.7	$9.8
Debt issuance costs	1.6	1.2	0.4
Less: Capitalized interest	(0.9)	(0.4)	(0.5)

Total interest expense	$22.2	$12.5	$9.7

Weighted average interest rate-RLOC(a)	4.00%	5.10%	—
Average daily borrowings under the RLOC	$51.1	$31.9	$19.2

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

On February 14, 2008, the Company entered into a two-year $50.0 million variable-to-fixed interest rate swap, effective February 19, 2008 and expiring February 19, 2010 (“Swap Agreement”). The Swap Agreement effectively sets the interest rate on all or a portion of the borrowings under the RLOC to 3.95% (consisting of a fixed interest rate of 2.70% and a credit spread of 1.25%) for a notional amount of $50.0 million. As a result, the Company’s weighted average interest rate decreased 113 bps year over year.

In support of the Swap Agreement, the Company maintains a minimum balance of $50.0 million drawn on the RLOC. This is evidenced by the average daily balance of $51.1 million for the year ended March 27, 2009.

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

PROVISION FOR INCOME TAXES

	For the Fiscal Year Ended
	March 27, 2009		March 28, 2008
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$32.2	38.5%	$34.6	39.4%

The decrease in the provision for income taxes and effective rate year over year was due to certain short term investments that generated tax-exempt interest income and the Company’s growth in non-U.S. earnings which are generally subject to tax at rates lower than the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital through the following metrics:

	Fiscal Year Ended
	2010	2009	2008
Days Sales Outstanding:(a)
Physician Business	38.3	40.3	41.9
Elder Care Business	48.4	49.3	49.6

Days On Hand:(b)
Physician Business	53.6	55.1	51.9
Elder Care Business	54.4	51.9	53.4

Days in Accounts Payable:(c)
Physician Business	37.3	39.9	42.4
Elder Care Business	22.6	24.1	27.7

Cash Conversion Days:(d)
Physician Business	54.6	55.5	51.4
Elder Care Business	80.2	77.1	75.3

Inventory Turnover:(e)
Physician Business	6.7	6.5	6.9
Elder Care Business	6.6	6.9	6.7

Return on Committed Capital:(f)
Total Company	33.5%	27.6%	28.3%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.

(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income less (i) provision for income taxes, (ii) amortization, and (iii) interest expense. Committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt.

In addition to the cash flow metrics described above, the Company monitors and manages other components of liquidity, including the following:

	As of
(dollars in thousands)	April 2, 2010	March 27, 2009
Capital Structure:
Senior convertible notes	$187,121	$179,153
Revolving line of credit	—	50,000
Other debt	1,701	2,729
Cash and cash equivalents	(52,751)	(82,031)

Net debt	136,071	149,851
Shareholders’ equity	408,014	378,030

Total capital	$544,085	$527,881

Operating Working Capital:
Accounts receivable, net	$227,888	$230,361
Inventories	218,911	207,593
Accounts payable	(123,970)	(127,300)

	$322,829	$310,654

Cash Flows from Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operating working capital. Net cash provided by operating activities during fiscal years 2010, 2009, and 2008 was impacted by (i) increased overall operating profit, (ii) noncash compensation expense of $12.8 million, $6.7 million, and $3.9 million, respectively, due to Company performance, (iii) amortization of debt discount and issuance costs of $8.9 million, $12.6 million, and $7.3 million, respectively, with the difference due to the 2004 and 2008 Notes outstanding during fiscal year 2009, while only one convertible note was outstanding during fiscal years 2010 and 2008, and (iv) operational working capital needs of approximately $14.6 million, $21.7 million, and $29.4 million, respectively, to support sales growth and long-term strategies. The Company’s net operating working capital levels were impacted in fiscal years 2010, 2009, and 2008 by its sourcing initiatives, including global sourcing, which generally require longer supply chain lead times and different payment terms. Management expects this impact to continue as global sourcing activities increase in future years. The Company continues to focus on efforts to increase cash collections from customers, improve inventory turns without impacting customer service levels, and manage the cash disbursements process.

Cash flows from operating activities during fiscal years 2010, 2009, and 2008 reflect the Company’s utilization of $1.1 million (tax effected), $1.2 million (tax effected), and $0.8 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. Cash flows from operating activities were also impacted by cash payments made to, and refunds received from, Federal and state taxing authorities. During fiscal years 2010, 2009, and 2008, the Company paid cash taxes, net of refunds, of approximately $42.6 million, $27.0 million and $31.4 million, respectively, which related to Federal and state estimated tax payments.

As of April 2, 2010, the Company had a deferred income tax liability of $17.4 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for 5 years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

During fiscal year 2010, the IRS completed an examination of the Company’s Federal income tax return for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006. As a result, the Company agreed to minor changes to its taxable income that did not have a material impact on the Company’s financial condition or result of operations.

Cash Flows from Investing Activities

On June 29, 2007, the Company acquired an equity investment in athenahealth, Inc. (“athena”) for $24.1 million, including $1.6 million of legal and other professional fees, all of which was paid during the fiscal year ended March 28, 2008. During fiscal year 2009, the Company sold a portion of its investment in athena, resulting in a gain of approximately $0.4 million, $0.3 million net of tax. During the fourth quarter of fiscal year 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $4.6 million, or $2.9 million net of taxes. Cash proceeds of $22.1 million were received in fiscal year 2009 related to the sale of athena stock during fiscal year 2009 and the fourth quarter of fiscal year 2008.

In April 2009, the Company sold its remaining investment in athena for $10.7 million, resulting in a gain of $3.6 million, or $2.3 million net of tax, recorded in Other income, net on the Consolidated Statement of Operations. Refer to Footnote 6, Equity Investment, for additional discussion.

Payments under business combination agreements, net of cash acquired, were $14.8 million, $3.7 million, and $15.2 million during fiscal years 2010, 2009, and 2008, respectively. During fiscal years 2010 and 2009 the Company made acquisitions not deemed significant for individual disclosure. Refer to Footnote 4, Purchase Business Combinations, for further discussion. The Company expects to continue to make strategic business acquisitions in future periods to grow market share and leverage its existing distribution capabilities, which will impact its cash flows from investing activities.

Capital expenditures totaled $25.9 million, $27.3 million, and $19.4 million, during fiscal years 2010, 2009, and 2008, respectively, of which approximately $20.2 million, $17.5 million, and $12.6 million, respectively, related to development and enhancement of the Company’s ERP system, contracts and rebates system, warehouse management system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions and enhancements were approximately $0.9 million, $5.5 million, and $2.6 million, during fiscal years 2010, 2009, and 2008, respectively. Capital expenditures are estimated to be approximately $20.5 million during fiscal year 2011. Such expenditures are expected to be funded by cash flow from operations as well as borrowings under the Company’s revolving line of credit facility.

During fiscal year 2008, the Company received a payment of $2.9 million for the settlement of an obligation for a note receivable from its former Chairman and Chief Executive Officer, who departed the Company in fiscal year 2001, of which $2.7 million related to the principal amount of this loan.

Cash Flows from Financing Activities

During fiscal years 2010, 2009 and 2008, the Company repurchased approximately $57.2 million, $52.8 million and $112.5 million of the Company’s common stock, respectively. The share repurchases represented approximately 2.8 million, 3.4 million, and 6.4 million shares, respectively. As of April 2, 2010, approximately 3.3 million common shares were available for repurchase under authorized share repurchase programs. Refer to Footnote 13, Shareholders’ Equity, for additional discussion.

The Company recognized excess tax benefits from share-based compensation arrangements of $2.5 million, $1.7 million, and $1.4 million during fiscal years 2010, 2009, and 2008, respectively.

During fiscal year 2008, the Company borrowed $70.0 million on its revolving line of credit, of which $20.0 million was repaid during fiscal year 2009 and $50.0 million during fiscal year 2010. These borrowings were used to fund a portion of the Company’s share repurchases, debt repurchase, acquisition activities, investment strategies, and operating activities during the periods.

The Company issued $230.0 million of 3.125% senior convertible notes (“2008 Notes”) during fiscal year 2009. In conjunction with the offering the Company received $25.4 million from the issuance of warrants, paid $54.1 million for the purchase of a convertible note hedge, and paid debt issuance costs of approximately $5.1 million.

During fiscal year 2009, the holders of $149.98 million in 2004 Notes exercised their contractual rights to require the Company to repurchase their notes for a cash repurchase price equal to 100% of the principal face value of the notes to be repurchased plus accrued and unpaid interest. The Company used approximately $101.7 million in available cash on hand from the issuance of the 2008 Notes and $50.0 million from the revolving line of credit to fund the repurchase of such notes and accrued interest on March 16, 2009, for approximately $151.7 million.

Capital Resources

The capital and credit markets have recently experienced adverse conditions. The resulting restricted access to capital along with significant volatility within capital markets have increased the costs associated with issuing or refinancing debt because of increased risk spreads over relevant interest rate benchmarks. While the Company believes it is well positioned, there can be no guarantee the recent disruptions in the overall economy and the financial markets will not adversely impact the business and results of operations.

The Company finances its business through cash generated from operations, proceeds from the 2008 Notes offering and the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services, and access to products and services from suppliers. Given current operating, economic and industry conditions, management believes demand for products and services will grow at slower rates. The Company’s capital structure provides the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements. As of April 2, 2010, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table.

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

2008 Notes

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

As of April 2, 2010, the fair value of the senior convertible notes was approximately $285.8 million. Refer to Footnote 11, Debt, for a detailed discussion regarding the senior convertible notes.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended April 2, 2010; therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2011.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. Refer to Footnote 13, Shareholders’ Equity, for additional information. The Company also used $101.7 million of the net proceeds during fiscal year 2009, when holders of the 2004 Notes required the Company to redeem $149.98 million of the outstanding notes. Remaining proceeds have been used for general corporate purposes.

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

Warrant Transactions

The Company also entered into warrant transactions (the “warrants”), whereby the Company sold to the counterparty warrants in an aggregate amount of $25.4 million to acquire, subject to anti-dilution adjustments, up to 10.8 million shares of common stock at a strike price of $28.29 per share of common stock, also subject to adjustment. The warrants will expire after the purchased options in approximately ratable portions on a series of expiration dates commencing on November 3, 2014.

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the notes. Holders of the notes do not have any rights with respect to the warrants.

The purchased options will generally have the effect of increasing the conversion price of the 2008 Notes to approximately $28.29 per share, representing a 68.5% premium based on the closing sale price of the Company’s common stock of $16.79 per share on August 4, 2008.

Impact on Diluted Weighted Average Shares

In accordance with ASC 260, Earnings Per Share, and the Company’s stated policy of settling the principal amount in cash, the Company was required to include shares underlying the 2008 Notes in its diluted weighted average shares outstanding since the average stock price per share for the period exceeded $21.22 (the conversion price for the senior convertible notes). Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution was included, which was based upon the amount by which the average stock price exceeded the conversion price. If the price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of April 2, 2010, the purchased options were “in the money” and would have been convertible into approximately 1.1 million shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Revolving Line of Credit

The Company had no outstanding borrowings under the revolving line of credit as of April 2, 2010. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow $200.0 million (excluding the additional increase of $50 million) under the revolving line of credit at April 2, 2010. (Refer to Footnote 11, Debt, for a detailed discussion regarding the revolving line of credit.) The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008 was 4.02%, 4.00%, and 5.13%, respectively.

Debt Rating

The Company’s debt is rated by a nationally recognized rating agency, Standard and Poor’s Ratings Services (“S&P”). Companies that have assigned ratings at the top end of the range have, in the opinion of the rating agency, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capability.

During fiscal year 2010, S&P upgraded the credit rating from “BB” to “BB+” and issued an outlook of stable. The Company also had issue ratings for its convertible debt. During fiscal year 2009, S&P upgraded the Company’s 2004 Notes rating from “B+” to “BB-” and rated the issuance of the Company’s 2008 Notes in August 2008 at “BB-.”

Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the Company or its debt, and/or maintain its current ratings. Management cannot predict the effect that a change in debt ratings will have on the Company’s liquidity.

Off-Balance Sheet Arrangements

The Company’s most significant off-balance sheet financing arrangements as of April 2, 2010 are non-cancelable operating lease agreements, for warehouse space and equipment rentals, and outstanding letters of credit. As of

April 2, 2010, future minimum obligations under operating lease agreements are $72.7 million. The Company had no open letters of credit outstanding at April 2, 2010. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services:

Contractual Obligation	Payment Due By Fiscal Years
(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Senior convertible notes(a), (b)	$7,188	$7,188	$7,188	$7,188	$233,594	$44	$262,390
Operating lease obligations(c)	23,786	20,368	13,463	9,531	3,758	1,760	72,666
Purchase commitments(d)	2,258	848	528	377	—	—	4,011
Outstanding purchase price(e)	1,000	1,320	—	—	—	—	2,320
Capital lease obligations(a)	861	832	8	—	—	—	1,701
Revolving line of credit(f)	500	500	250	—	—	—	1,250

Total(g)	$35,593	$31,056	$21,437	$17,096	$237,352	$1,804	$344,338

(a)	Amounts include interest expense.
(b)	The 2008 Notes, due fiscal year 2015 are discussed further in Footnote 11, Debt.
(c)	Amounts represent contractual obligations for operating leases of the Company as of April 2, 2010. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.
(d)	If a supply agreement for Select products between a vendor and the Physician Business or the Elder Care Business were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of April 2, 2010, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.
(e)	Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement.
(f)	Amounts represent the unused line fee on the revolving line of credit, which expires on September 30, 2012.
(g)	As of April 2, 2010, the Company had gross unrecognized tax benefits of $1.5 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

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

Physician Business

During fiscal years 2007 through 2009, the Physician Business’ allowance for doubtful accounts was reduced by $1.5 million, $1.6 million, and $2.0 million, respectively, for customer deductions and write-offs and was increased by additional provisions of $1.4 million, $2.3 million and $1.5 million, respectively. During the fiscal years 2007 through 2009, the Company’s allowance for doubtful accounts has represented between 1.7% and 2.0% of the Physician Business’ trade receivable balance. At April 2, 2010 and March 27, 2009, the allowance for doubtful accounts for this business segment was $2.5 million and $2.9 million, respectively. During fiscal year 2010, the Physician Business’ allowance for doubtful accounts was reduced by $2.3 million for customer deductions and write-offs and was increased by additional provisions of $1.9 million. If management were to assume its reserve percentages as of April 2, 2010 were based on the fiscal years 2007 through 2009 historic ranges noted above, the allowance for doubtful accounts as of April 2, 2010 would range from $2.6 million to $3.0 million.

Elder Care Business

During fiscal years 2007 through 2009, the Elder Business’ allowance for doubtful accounts was reduced by $4.9 million, $3.8 million, and $1.7 million, respectively, for customer deductions and write-offs and was increased by additional provisions of $3.2 million, $1.5 million and $2.1 million. During fiscal years 2007 through 2009, the Company’s allowance for doubtful accounts represented between 4.7% and 7.7% of the Elder Care Business’ trade receivable balance. As of April 2, 2010 and March 27, 2009, the allowance for doubtful accounts for this business segment was $3.8 million and $4.2 million, respectively. During fiscal year 2010, the Elder Business’ allowance for doubtful accounts was reduced by $2.2 million for customer deductions and write-offs and was increased by additional provisions of $1.9 million. If management were to assume its reserve percentages as of April 2, 2010 were based on the fiscal year 2007 through 2009 historic ranges noted above, the allowance for doubtful accounts as of April 2, 2010 would range from $4.0 million to $6.6 million.

Although the Company believes its judgments, estimates and/or assumptions related to allowances for doubtful accounts are reasonable, making material changes to such judgments, estimates and/or assumptions, and changes in customer’s credit worthiness could materially affect the Company’s financial results.

Inventories

In order to state inventories (medical products, medical equipment, and other related products) at the lower of cost (determined using the first-in, first-out (“FIFO”) method) or market (net realizable value), the Company maintains an allowance for excess or slow moving inventory based on the expectation that certain inventory will become obsolete, sold for less than cost, or become unsellable altogether. The allowance is estimated based on factors such as historical trends, current market conditions, and management’s assessment of when the inventory would likely be sold and the quantities and prices at which the inventory would likely be sold in the normal course of business. Changes in product specifications, customer product preferences, or the loss of a customer may result in an unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin, and net income. Obsolete or damaged inventory is disposed of or written down to net realizable value on a quarterly basis. Additional adjustments, if necessary, are made based on management’s specific review of inventory on-hand. Management believes the estimates used in determining the allowance for excess and slow moving inventory are critical accounting estimates as changes in the estimates for both segments could have a material impact on net income and the estimates involve a high degree of judgment.

Inventory allowances ranged from 1.3% to 1.8% of inventory for the Physician Business and 1.3% to 2.2% of inventory for the Elder Care Business during fiscal years 2007 through 2009, excluding one time write-offs in fiscal year 2007. As of April 2, 2010, management estimated the required allowance for excess or slow moving inventory to be approximately $2.7 million and $1.7 million for the Physician Business and Elder Care Business, respectively. If management were to assume inventory write-off percentages were based on the fiscal years 2007 through 2009 historical ranges noted above, the allowance for excess and slow moving inventory as of April 2, 2010 would range from $2.1 million to $2.8 million for the Physician Business and $1.3 million to $2.2 million for the Elder Care Business, impacting the Company’s inventory and gross profit balances.

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

Reserves for transaction-based rebates for the year ended April 2, 2010 and March 27, 2009 were $2.8 million and $2.7 million, respectively. Reserves ranged from 17.0% to 26.2% of rebates receivable during fiscal years 2007 through 2009. If management were to assume outstanding future rebate receivable write-offs were based on the upper and lower end of the historical range, the transaction-based rebate reserve as of April 2, 2010 would range from $2.0 million to $3.0 million, impacting the Company’s prepaid and other current assets balance and gross profit.

Although the Company believes its judgments, estimates and/or assumptions related to vendor rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect the Company’s financial results.

Income Taxes

The Company uses the asset and liability method for determining its provision for income taxes and deferred tax assets and liabilities. Under this method, the amount of deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, significant judgment and estimates are used as management considers short and long term forecasts of future taxable income as well as prudent and feasible tax planning strategies. These judgments and estimates include some degree of uncertainty and changes to these estimates could require management to adjust the valuation allowances for deferred tax assets.

The Company had gross deferred income tax assets of $74.9 million and $66.5 million at April 2, 2010 and March 27, 2009, respectively. There were no valuation allowances as of April 2, 2010 and March 27, 2009, as management believes it will fully utilize the Company’s deferred tax assets before their expiration.

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

Current standards of accounting for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. This standard requires management to make significant judgments while assessing the probability of possible outcomes of future tax examinations. As of April 2, 2010 and March 27, 2009, the liability for uncertain tax positions was $1.5 million and $1.7 million, respectively. Management does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

If our estimates or judgments described above were to change, a hypothetical 1% change in our effective tax rate would impact consolidated income from continuing operations by approximately $1.1 million in fiscal year 2010.

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

During fiscal years 2007 through 2009, the Company made acquisitions with initial purchase price totaling $17.6 million. During fiscal year 2010, the Company made acquisitions with initial purchase price totaling $13.7 million. Adjustments to the valuation of acquired assets and liabilities subsequent to the date of purchase based on changes in management’s original estimates were immaterial to the current and previous three fiscal years.

Impairment

Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are not amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at each reporting unit annually on the last day of each fiscal year.

The impairment and disposal of long-lived assets is accounted for in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, (“ASC 360-10”). ASC 360-10 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. In conducting the impairment analysis, the Company determines the fair value of its reporting units using valuation techniques which may include discounted cash flow analyses requiring management to make certain assumptions regarding estimated future cash flows, revenues, earnings, and other factors, including discount rates, to determine the fair value of these respective assets. The application of different assumptions about such matters as estimated future cash flows or discount rates, or the testing for impairment at a different level of the organization or on a different organizational structure, may produce materially different results. For these reasons, management believes the estimates used in evaluating the Company’s goodwill, indefinite-lived intangible assets, and long-lived assets are critical accounting estimates. Based on management’s review, goodwill, intangible assets, and other long-lived assets were not impaired during fiscal years 2009, 2008, and 2007. As of April 2, 2010 and March 27, 2009, the Company’s intangible asset, other long-lived asset, and goodwill balances totaled $251.5 million and $236.9 million, respectively.

Based on management’s review, goodwill, intangible assets, and other long-lived assets were not impaired during fiscal year 2010 and management does not believe there were any circumstances which indicated the carrying value of an asset might not be recoverable in the future. Additionally, a hypothetical 5% change in the discount rate utilized in the Company’s discounted cash flow analysis would not have indicated impairment for any of the Company’s reporting units.

Long-Term Incentive Compensation

Equity Incentive Plans

As of April 2, 2010, the Company has outstanding grants of nonqualified stock options, time-based restricted stock and performance-based restricted stock outstanding.

Estimates are required to determine the number of share-based awards which will ultimately vest, and, in the case of performance-based restricted stock, estimates of the Company’s future performance. Changes in the estimated forfeiture rates and changes in estimates regarding the Company’s performance can have material effects on share-based compensation expense. For this reason, management has determined that the estimates used to determine equity-based compensation expense are critical accounting estimates.

When estimating forfeitures, the Company considers termination behaviors as well as trends of actual equity-based awards forfeited. Management re-assesses the estimated forfeiture rate established upon grant periodically throughout the service period. Such estimates are revised if they differ materially from actual forfeitures. As required, forfeiture estimates are adjusted to reflect actual forfeitures when an award vests. Actual forfeitures in future reporting periods could be materially higher or lower than management’s current estimates, which could have a material impact on equity-based compensation expense recognized in fiscal year 2011 and in future years.

When estimating the Company’s earnings per share goals for performance-based restricted stock, the Company reviews historical performance, internal plans and goals, economic conditions, and other performance metrics. These future performance estimates are re-assessed throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment and may have an impact on the vesting of an award. If actual performance differs significantly from management’s estimates, it could have a material impact on equity-based compensation expense recognized in fiscal year 2011 and in future years.

Based on the financial results during fiscal year 2010, management revised its assessment for probable achievement of performance conditions related to long-term incentive compensation plans. Management reviewed the current fiscal year results impacted by: (i) the impact of revenue growth programs, (ii) the impact of implemented cost savings initiatives, (iii) the increase in sales of H1N1/Swine flu related products, (iv) the sale of shares in athena, and (v) the potential impact on future earnings. It was determined the cumulative impact of these events required the Company to adjust its estimate of probable achievement of incentive compensation performance conditions, and to adjust the accruals to these plans based on those estimates. The change in estimate for these awards resulted in an increase in stock-based compensation expense of $9.1 million during fiscal year 2010, offset by a decrease in expense of $4.4 million related to the departure of the Company’s former Chairman and Chief Executive Officer.

Total compensation expense for restricted stock grants during the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, was $12.2 million, $5.6 million, and $3.4 million, respectively. Current forfeiture rates average 1.0% per quarter, with actual rates ranging from 0.1% to 2.7% per quarter for fiscal years 2008-2010. If management had used the low and high end of these actual ranges during fiscal year 2010, equity-based compensation expense, included in general and administrative expenses, would have been $12.8 million and $10.8 million, respectively. Holding forfeiture rates static, if management had estimated the Company’s future performance at the minimum and maximum earnings per share ranges, since inception of the awards, equity-based compensation expense would have been $7.0 million and $13.4 million, respectively, during the fiscal year ended April 2, 2010. Refer to Footnote 14, Incentive and Stock-Based Compensation, for additional information.

Cash-based incentive plans

The Company maintains cash-based long-term incentive plans, the Shareholder Value Plans (“SVP”) for certain employees. The SVP provides incentive to enhance shareholder value through the achievement of cumulative earnings per share goals.

Estimates are required to determine the Company’s expected future performance and cumulative earnings per share at the end of the three-year performance period. Changes in estimates regarding the Company’s performance can have a material effect on cash-based incentive compensation expense. For this reason, management has determined that the performance estimates used for long-term cash-based compensation expense are critical accounting estimates.

When estimating the Company’s earnings per share goals for the SVP, the Company reviews historical performance, internal plans and goals, economic conditions, and other performance metrics. These future performance metrics are re-assessed throughout the service period. Such estimates are revised, if necessary, if they differ materially from the original assessment. If actual performance differs significantly from management’s estimates, it could have a material impact on cash-based compensation expense recognized in future years.

The Company’s three-year performance period for the 2006 SVP ended on March 28, 2008, with a payment of $4.2 million made during the first quarter of fiscal year 2009. The Company accrued $4.5 million and $5.0 million within Accrued expenses on the Consolidated Balance Sheets as of March 28, 2008 and March 30, 2007, respectively.

During fiscal year 2009, the Compensation Committee approved the 2008 Shareholder Value Plan (“2008 SVP”). The performance period under the 2008 SVP is the three year period from March 31, 2008 to April 1, 2011. Based upon current results and expected future results as discussed above, the Company recognized an additional $2.3 million in corporate compensation expense during fiscal year 2010 related to the 2008 SVP related to a change in estimate. The accrual for the 2008 SVP was $6.8 million and $2.2 million, based on actual and expected future results as of April 2, 2010 and March 27, 2009, respectively. The Company expects the target payout to be approximately $10.7 million with minimum and maximum target payouts of $3.6 million and $10.7 million, respectively. If management had estimated the Company’s future performance at the minimum and maximum target payouts, long-term cash-based compensation expense would have been $0.7 million and $4.6 million, respectively, during the fiscal year ended April 2, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

During December 2007, the FASB issued guidance within ASC 805, Business Combinations, and ASC 810, Consolidation. These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development, and restructuring costs. Both standards are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. These standards are required to be adopted prospectively, except for certain provisions of ASC 810, Consolidation, which are required to be adopted retrospectively. The Company adopted these standards during the current fiscal year with no material effect on the Company’s statements of financial condition or results of operations.

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

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments—Overall—Disclosure on interim disclosures on fair value of financial instruments. This guidance requires summarized disclosures on fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Footnote 5, Fair Value Measurement.

In April 2008, the FASB issued guidance in ASC 350, Intangibles—Goodwill and Other that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements. The new guidance requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effect on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. The new guidance located in ASC 470-20, Debt—Debt with Conversion and Other Options (“ASC 470-20”), requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects interest expense at a rate equal to an estimate of the entity’s nonconvertible debt borrowing rate. The equity components of the senior convertible notes are included in Additional paid-in capital on the Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal through the recognition of non-cash interest expense. This accretion results in additional interest expense on these borrowings at effective rates approximating nonconvertible debt with otherwise similar terms. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this standard during the current year. Refer to Footnote 11, Debt, for additional information.

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging—Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current year with no material effect on the Company’s statements of financial condition or results of operations.

In May 2009, the FASB issued guidance within ASC 855, Subsequent Events. This guidance was further updated in February 2010 by ASU 2010-09, Subsequent Events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statement of financial condition or results of operations.

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

Interest Rate Risk.    The Company’s primary interest rate exposure relates to cash and cash equivalents and fixed and variable rate debt. During fiscal year 2010, the Company’s debt obligations consisted of (i) $230.0 million senior convertible notes with a fixed rate of 3.125%, and (ii) variable rate borrowings under the revolving line of credit, which bear interest at the bank’s prime rate plus an applicable margin based on a fixed charge coverage ratio, or at LIBOR plus an applicable margin based on a fixed charge coverage ratio. Fixed charge coverage is determined by the ratio of Earnings before Interest, Tax, Depreciation and Amortization to the sum of fixed charges, including but not limited to, Interest Expense, Capital Expenditures, payment of debt principal, and cash paid for taxes.

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

The changes in market value of these financial instruments are highly correlated with changes in market value of the hedged item both at inception and over the life of the agreement. Amounts received or paid under the interest rate swap agreement are recorded as reductions or additions to interest expense. In accordance with hedge accounting, the Company’s interest rate swap agreement has been designated as a cash flow hedge with changes in fair value recognized in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

As of March 27, 2009, the 2008 Swap carried a notional principal amount of $50.0 million and effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, prior to applying the applicable margin discussed above. The 2008 Swap agreement expired on February 19, 2010 and was settled monthly until expiration. During the fiscal year ended March 27, 2009, the Company recorded unrealized losses, net of tax, of approximately $0.4 million, for the estimated fair value of the 2008 Swap agreement in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Changes in interest rates also affect rates of return on the Company’s cash equivalents and short-term investments, which generally consist of money market accounts.

During fiscal year 2010, the Company had average daily variable rate borrowings under its line of credit of $44.2 million. Excluding the impact of the interest rate swap, a hypothetical 1% increase/decrease in prevailing interest rates at April 2, 2010, would result in a corresponding increase/decrease in interest expense of approximately $0.4 million.

During fiscal year 2009, the Company had average daily variable rate borrowings under its line of credit of $51.1 million. Excluding the impact of the interest rate swap, a hypothetical 1% increase/decrease in prevailing interest rates at March 27, 2009, would result in a corresponding increase/decrease in interest expense of approximately $0.5 million.

Currency Risk.    The Company’s currency rate exposures relate to products that are globally sourced from manufacturers in Southeast Asia. Currently, the Company has negotiated settlement of payments to manufacturers in U.S. dollars. However, over time, local country currency fluctuations may increase or decrease the negotiated cost that the Company must pay for these products. In addition, the Company may in future periods negotiate settlement of payments to manufacturers in the local currency of the country providing a product which would then subject the Company to foreign currency risk.

Commodity Risk.    The Company’s primary commodity exposures relate to fluctuations in the price of gasoline and diesel fuel and the procurement of certain medical supplies in which the product cost is dependent upon the price of raw materials, which may fluctuate significantly.

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

As of March 2010, March 2009, and March 2008, the U.S. National average for unleaded gasoline was $2.88, $2.03 and $3.25/gallon, respectively, and the U.S. National average for diesel fuel was $3.02, $2.22, and $3.96/gallon, respectively. With respect to the Company’s direct fuel purchases, a hypothetical 10% increase/decrease in diesel and unleaded fuel costs during fiscal years 2010 and 2009 would have resulted in a corresponding increase/decrease in fuel expense of approximately $0.5 million and $0.7 million, respectively.

The Company purchases latex and vinyl gloves through agreements in which the pricing of gloves is based on the price of latex as traded on the Malaysian Rubber Exchange and the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. Latex, PVC, and DOP in their raw form are only one of many components used in the manufacture of gloves. However, based on estimates of component mix, a hypothetical 10% increase/decrease in latex costs during fiscal years 2010 and 2009 would have resulted in a corresponding increase/decrease in the cost of latex gloves of approximately $1.5 million and $1.0 million, respectively. In addition, a hypothetical 10% increase/decrease in PVC and DOP costs during fiscal years 2010 and 2009 would have resulted in a corresponding increase/decrease in the cost of vinyl gloves of approximately $1.2 million and $1.5 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries (the Company) as of April 2, 2010 and March 27, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended April 2, 2010. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule. These consolidated financial statements and the financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 2, 2010 and March 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Staff Position Accounting Principles Board 14—1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (included in FASB ASC Topic 470—20, Debt with Conversion and Other Options), as of March 28, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

May 26, 2010

Jacksonville, Florida

Certified Public Accountants

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 2, 2010 AND MARCH 27, 2009

(Dollars in Thousands, Except Share Data)

ASSETS
	2010	2009
Current Assets:
Cash and cash equivalents	$52,751	$82,031
Investment in available for sale securities	—	10,592
Accounts receivable, net	227,888	230,361
Inventories	218,911	207,593
Deferred tax assets, net	15,629	8,059
Prepaid expenses and other	26,485	23,819

Total current assets	541,664	562,455

Property and equipment, net	105,220	101,205
Other Assets:
Goodwill	121,772	112,768
Intangibles, net	24,548	22,958
Other	78,862	59,238

Total assets	$872,066	$858,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,970	$127,300
Accrued expenses	50,253	52,718
Revolving line of credit and current portion of long-term debt	881	50,937
Other	10,954	7,955

Total current liabilities	186,058	238,910
Long-term debt, excluding current portion	187,941	180,965
Other noncurrent liabilities	90,053	60,719

Total liabilities	464,052	480,594

Commitments and contingencies (Notes 2, 10, 11, 12, 14, 15, 16 and 18)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 57,168,296 and 59,316,697 shares issued and outstanding at April 2, 2010 and March 27, 2009, respectively	562	583
Additional paid in capital	162,469	200,175
Retained earnings	244,983	175,620
Accumulated other comprehensive income	—	1,652

Total shareholders’ equity	408,014	378,030

Total liabilities and shareholders’ equity	$872,066	$858,624

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 2, 2010, MARCH 27, 2009, AND MARCH 28, 2008

(In Thousands, Except Per Share Data)

	2010	2009	2008
Net sales	$2,055,171	$1,952,691	$1,855,791
Cost of goods sold	1,427,476	1,370,781	1,314,119

Gross profit	627,695	581,910	541,672
General and administrative expenses	370,871	352,478	324,123
Selling expenses	135,843	128,505	125,296

Income from operations	120,981	100,927	92,253

Other (expense) income:
Interest expense	(17,295)	(22,158)	(12,496)
Interest and investment income	376	2,304	691
Other income, net	6,068	2,643	7,284

Other expense	(10,851)	(17,211)	(4,521)

Income before provision for income taxes	110,130	83,716	87,732
Provision for income taxes	40,767	32,230	34,599

Net income	$69,363	$51,486	$53,133

Basic earnings per common share	$1.20	$0.86	$0.82

Diluted earnings per common share	$1.18	$0.85	$0.80

Weighted average common shares outstanding, Basic	58,029	59,937	64,703
Weighted average common shares outstanding, Diluted	58,943	60,696	66,184

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 2, 2010, MARCH 27, 2009 AND MARCH 28, 2008

(In Thousands, Except Share Data)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balance at March 30, 2007, as reported	66,774,681	$668	$300,014	$80,179	$—	$380,861
Adjustment for uncertain tax positions	—	—	—	(236)	—	(236)
Adjustment related to ASC 470-20	—	—	17,111	(9,146)	—	7,965

Balance at March 30, 2007, as restated	66,774,681	$668	$317,125	$70,797	$—	$388,590
Net income	—	—	—	53,133	—	53,133
Unrealized holding gains on available-for-sale investments, net of taxes of $3,128	—	—	—	—	5,125	5,125
Reclassification adjustment for gains on available-for-sale investments included in net income, net of taxes of $1,757	—	—	—	—	(2,879)	(2,879)
Impact of interest rate swap, net of income tax benefit of $123	—	—	—	—	(202)	(202)

Total comprehensive income						55,177

Repurchases and retirement of common stock	(6,363,828)	(63)	(112,464)	—	—	(112,527)
Exercise of stock options and related income tax benefit	320,860	3	3,975	—	—	3,978
Vesting of restricted stock and related income tax benefit	141,208	1	3,681	—	—	3,682
Employee benefits and other	21,705	—	451	—	—	451

Balance at March 28, 2008	60,894,626	$609	$212,768	$123,930	$2,044	$339,351
Net income	—	—	—	51,486	—	51,486
Unrealized holding gain on available-for-sale investments, net of taxes of $140	—	—	—	—	234	234
Reclassification adjustment for gains on available-for-sale investments included in net income, net of taxes of $169	—	—	—	—	(275)	(275)
Impact of interest rate swap, net of income tax benefit of $216	—	—	—	—	(351)	(351)

Total comprehensive income						51,094

Repurchases and retirement of common stock	(3,377,385)	(34)	(52,734)	—	—	(52,768)
Exercise of stock options and related income tax benefit	604,974	6	7,870	—	—	7,876
Stock-based compensation	—	—	247	—	—	247
Vesting of restricted stock and related income tax benefit	156,012	2	5,626	—	—	5,628
Convertible note hedge transaction net of income tax benefit	—	—	(33,103)	—	—	(33,103)
Warrant transaction	—	—	25,368	—	—	25,368
Equity component related to issuance of 2008 Notes net of income tax	—	—	33,728	—	—	33,728
Employee benefits and other	23,026	—	405	204	—	609

Balance at March 27, 2009	58,301,253	$583	$200,175	$175,620	$1,652	$378,030
Net income	—	—	—	69,363	—	69,363
Unrealized holding gains on available-for-sale investments, net of taxes of $33	—	—	—	—	56	56
Reclassification adjustment for gains on available-for-sale investments included in net income, net of taxes of $1,375	—	—	—	—	(2,260)	(2,260)
Impact of interest rate swap, net of taxes of $339	—	—	—	—	552	552

Total comprehensive income						67,711

Repurchases and retirement of common stock	(2,767,093)	(28)	(57,148)	—	—	(57,176)
Exercise of stock options and related income tax benefit	547,823	6	6,952	—	—	6,958
Stock-based compensation	—	—	(275)	—	—	(275)
Vesting of restricted stock and related income tax benefit	90,354	1	12,208	—	—	12,209
Employee benefits and other	27,256	—	557	—	—	557

Balance at April 2, 2010	56,199,593	$562	$162,469	$244,983	$—	$408,014

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 2, 2010, MARCH 27, 2009, AND MARCH 28, 2008

(Dollars in Thousands)

	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$69,363	$51,486	$53,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,940	20,002	18,857
(Benefit) provision for deferred income taxes	(8,264)	5,933	4,371
Noncash compensation expense	12,772	6,747	3,893
Amortization of intangible assets	5,121	5,489	5,586
Provision for doubtful accounts	3,795	3,680	3,787
Provision for deferred compensation	1,530	1,210	9
Amortization of debt discount and issuance costs	8,852	12,617	7,324
Loss (gain) on sales of property and equipment	81	(9)	113
Gain on sale of available for sale securities	(3,635)	(444)	(4,637)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	221	3,912	(15,164)
Inventories	(9,718)	(16,358)	(14,548)
Prepaid expenses and other current assets	(5,710)	2,486	3,188
Other assets	(4,685)	(9,351)	(11,058)
Accounts payable	(5,129)	(9,209)	286
Accrued expenses and other liabilities	15,867	11,930	14,888

Net cash provided by operating activities	102,401	90,121	70,028

Cash Flows From Investing Activities:
Capital expenditures	(25,923)	(27,340)	(19,446)
Payments for business combinations, net of cash acquired of $—, $—, and $285, respectively	(14,802)	(3,744)	(15,245)
Proceeds from sale of available for sale securities	10,681	22,098	—
Payments for investment in available for sale securities	—	—	(24,064)
Proceeds from note receivable	—	—	2,737
Other	(541)	(221)	(100)

Net cash used in investing activities	(30,585)	(9,207)	(56,118)

Cash Flows From Financing Activities:
Purchase of common stock	(57,176)	(52,768)	(112,527)
Net (payments) proceeds on the revolving line of credit	(50,000)	(20,000)	70,000
Proceeds from exercise of stock options	4,489	6,208	2,796
Excess tax benefits from share-based compensation arrangements	2,516	1,700	1,404
Payments under capital lease obligations	(925)	(1,290)	(913)
Proceeds from issuance of convertible debt	—	230,000	—
Payment for extinguishment of convertible notes	—	(149,980)	—
Payment for purchase of hedge on convertible note	—	(54,096)	—
Proceeds from issuance of warrants	—	25,368	—
Payment for debt issue costs	—	(5,147)	(206)

Net cash used in financing activities	(101,096)	(20,005)	(39,446)

Net (decrease) increase in cash and cash equivalents	(29,280)	60,909	(25,536)
Cash and cash equivalents, beginning of period	82,031	21,122	46,658

Cash and cash equivalents, end of period	$52,751	$82,031	$21,122

The accompanying notes are an integral part of these consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010, March 27, 2009, AND March 28, 2008

(Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

1.	NATURE OF OPERATIONS

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 40 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, pharmaceutical related products and healthcare information technology to alternate site healthcare providers in the U.S. The Physician Business currently operates 27 full-service distribution centers, 34 break-freight locations, and 2 redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. division, is a national distributor of medical supplies and related products and solutions to the long-term and elder care industry in the United States. The Elder Care Business serves the nursing home, home care and hospice industries, as well as the assisted living market segment. In addition, the Elder Care Business also provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis and Medicaid billing services to the assisted living market. The Elder Care Business currently operates 13 full-service distribution centers, 7 break-freight locations, 6 ancillary service centers, and 2 redistribution facilities serving independent and regional skilled nursing facilities, assisted living centers, and home health care providers in all 50 states.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal year 2010 consisted of 53 weeks or 258 selling days and fiscal years 2009 and 2008 each consisted of 52 weeks or 253 selling days.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of inventories, property and equipment, goodwill, and intangibles; allowances for doubtful accounts receivables and vendor rebate receivables; valuation allowances for deferred income taxes; liabilities for loss contingencies; incentive and stock-based compensation expense, and valuations associated with business combinations. Actual results could differ from the estimates and assumptions used in preparing the consolidated financial statements.

Reclassification

During the first quarter of fiscal year 2009, the Company corrected the classification of its 2.25% $150.0 million senior convertible notes at March 28, 2008 from long-term debt to short-term debt, reflecting the one-day put option afforded to the holders of the notes on March 15, 2009 in accordance with the terms thereof. Refer to Footnote 11, Debt, for additional information regarding the note holders’ put option. Under Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the quantitative and qualitative aspects of the adjustment and determined the correction was not material. There was no impact on the Company’s results of operations or cash flow statements for the fiscal year ended March 27, 2009.

Additionally, certain items previously reported in combined financial statement captions have been reclassified to conform to the current financial statement presentation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at April 2, 2010 and March 27, 2009 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $285,800 and $203,500, respectively.

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

The Physician Business’ trade accounts receivable consist of many individual accounts; none of which are individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $2,486 and $2,889 at April 2, 2010 and March 27, 2009, respectively. During fiscal years 2010, 2009, and 2008, bad debt expense was less than 1% of net sales.

The Elder Care Business’ trade accounts receivable have a number of large customer accounts that are significant to its business. Approximately 15%, 14%, and 15%, of the Elder Care Business’ net sales for the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, respectively, represent sales to its largest five customers. As of April 2, 2010 and March 27, 2009, the outstanding accounts receivable balances of these customers represented approximately 10% of accounts receivable, net of allowance for doubtful accounts, respectively. The Elder Care Business had allowances for doubtful accounts of approximately $3,824 and $4,152 at April 2, 2010 and March 27, 2009, respectively. During fiscal years 2010, 2009, and 2008, bad debt expense was less than 1% of net sales.

Over the past three years, the Company’s allowance for doubtful accounts has represented 2% of the Physician Business’ gross accounts receivable balance, and 5% of the Elder Care business’ gross accounts receivable balance.

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

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Internal-use software costs capitalized subsequent to March 23, 2005 are amortized over the estimated useful lives of the software, ranging from 5 to 15 years. ASC 835-20, Interest-Capitalization of Interest, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2010, 2009, and 2008 was $1,182, $854, and $405, respectively.

Gains or losses upon retirement or disposal of property and equipment are recorded in other income in the accompanying consolidated statements of operations. Normal repair and maintenance costs that do not substantially extend the life of the property and equipment are expensed as incurred.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. In accordance with the provisions of ASC 350-20, Intangibles—Goodwill and Other—Goodwill, goodwill is reviewed for impairment annually as of the last day of the fiscal year. An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. Because the estimated fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment at April 2, 2010 and March 27, 2009.

Intangibles

ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, requires intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method.

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

During the period the sales representatives remain employed with the Company, the nonsolicitation intangible asset is evaluated for impairment in accordance with the provisions of ASC 360-10, Property, Plant, and Equipment—Overall. This standard requires the Company to test for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may indicate an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit or sales volume, (iii) death, or (iv) full retirement by the sales representative. In the event the carrying value of the assets were to be determined unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. There were no impairments at April 2, 2010 or March 27, 2009.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable in accordance with ASC 360-10, Property, Plant, and Equipment—Overall. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value.

The Company evaluates the recoverability of indefinite-lived intangible assets annually in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill. An interim review may be performed more frequently, if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.

There were no impairments at April 2, 2010 or March 27, 2009.

Accounts Payable

Outstanding checks in excess of cash balances available for a legal right of offset are reclassified to accounts payable. Amounts reclassified to accounts payable were $12,377 and $21,361 at April 2, 2010 and March 27, 2009, respectively.

Insurance Coverage

The Company has a self-funded program for employee and dependent health insurance. This program includes an administrator, a large provider network, and stop loss reinsurance to cover individual claims in excess of $225 per person, with an additional aggregate specific deductible of $190 annually, and up to $2,000 catastrophic loss maximum per lifetime benefit per person. Claims incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in accrued expenses in the accompanying consolidated balance sheets. The Company recognized $13,452, $13,222, and $11,048 in medical expenses, net of employee contributions, during the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, respectively.

The Company maintains a primary casualty insurance program for its automobile liability, employer’s liability, and general liability risks, which in general provides limits of up to $2,000, $1,000, and $2,000, respectively. In addition, the Company maintains workers compensation policies which have statutory limits that are based on state regulations. The primary program contains a deductible of $500 per occurrence for each line of coverage, subject to a primary aggregate stop loss of approximately $8,254 for the current plan year. In addition, the Company maintains an umbrella/excess liability program to cover occurrences in excess of the underlying primary limits.

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by ASC 450-20, Contingencies—Loss Contingencies, the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimable.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, evidence of delivery of products or services is obtained, the selling price is fixed or determinable, and collectibility of the resulting accounts receivable is reasonably assured. The Company assesses collectibility based upon a thorough evaluation of current and prospective customers’ credit history and ability to pay. The Company establishes and adjusts credit terms and limits to reflect customer credit worthiness based upon this evaluation. Customer credit evaluations are updated periodically and for specific events or circumstances such as deterioration in the aging of account balances, bankruptcy filings, or notice of financial difficulties.

Consolidated sales allowances are immaterial and generally represent less than 1% of gross sales.

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

Elder Care Business.  The Elder Care Business has three primary sources of revenue: the sale of consumable products to (i) skilled nursing home and assisted living facilities and (ii) hospice and home health care providers; and (iii) service fees earned for providing Medicare Part B and Medicaid billing services.

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

Revenue from providing ancillary medical supplies for Medicare Part B eligible patients and Medicaid eligible patients on a full assignment basis is recognized during the period the supplies are shipped to the eligible patients. The product is shipped to the facility patient specific and becomes the property of that specific patient. Revenue is recorded at the amounts expected to be collected from Medicare, Medicaid, other third-party payers, and directly from customers. Reimbursement from Medicare is subject to review by appropriate government regulators. Revenue from providing Medicare Part B and Medicaid billing services on a fee for service basis is recognized when billing services are rendered to the customer.

Customers have the right to return consumable products and equipment. Sales allowances are recorded as a reduction of revenue for (i) potential product and equipment returns, (ii) patients that turn out not eligible to be billed to Medicare or other payor, and (iii) Medicare Part B and Medicaid reimbursement denials, capped rental of enteral pump and billing errors. Management analyzes actual revenue adjustments and Medicare Part B reimbursement denials using historical actual cash collection and actual adjustments to gross revenue for a certain period of time. The historical percentage is used to estimate the future cash collections and required accounts receivable reserve. Additional allowances are recorded for any significant specific adjustments known to management.

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

In accordance with ASC 605-50, Revenue Recognition—Customer Payments and Incentives, performance-based rebates are recognized based on a systematic estimation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning vendor rebates, provided the collection of the amounts is, in the judgment of management, reasonably assured. The factors the Company considers in estimating performance-based rebates include actual and forecasted inventory purchases or sales volumes, in conjunction with vendor rebate contract terms, which generally provide for increasing rebates based on either increased purchases or sales volume. Performance-based rebates are recognized in income only if the related inventory has been sold.

In accordance with ASC 605-50, Revenue Recognition—Customer Payments and Incentives, sales incentive arrangements that meet certain criteria are not recorded as a reduction of cost of sales. Accordingly, reimbursements from manufacturers under these arrangements are recognized by the Company as revenue rather than a reduction of cost of sales.

Transaction-based and performance-based rebate contracts are negotiated periodically with vendors.

The following table summarizes the financial statement impact of transaction-based and performance-based vendor rebates recognized by the Company and each of its segments during fiscal years 2010, 2009, and 2008. Such rebates are classified as either (i) a reduction to cost of goods sold or (ii) an increase to net sales in the accompanying Consolidated Statements of Operations.

	Physician Business
(in thousands)	2010	2009	2008
Net sales	$2,433	$4,339	$5,664
Cost of goods sold	108,143	104,452	91,916

Total	$110,576	$108,791	$97,580

	Elder Care Business
	2010	2009	2008
Cost of goods sold	$106,141	$100,934	$89,273

	Total Company
	2010	2009	2008
Net sales	$2,433	$4,339	$5,664
Cost of goods sold	214,284	205,386	181,189

Total	$216,717	$209,725	$186,853

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $11,383, $13,668, and $10,195, for fiscal years 2010, 2009, and 2008, respectively. Shipping and handling costs incurred by the Company, which are included in general and administrative expenses, totaled approximately $104,134, $102,836, and $98,916, for fiscal years 2010, 2009, and 2008, respectively.

Derivative Financial Instruments

Derivative financial instruments are accounted for under ASC 815, Derivatives and Hedging. Accordingly, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income and subsequently recognized in earnings when the hedged items impact earnings, typically upon settlement. Changes in the fair value of derivatives not designated as hedges and the ineffective portion of cash flow hedges are recorded in current earnings.

Guidance within ASC 815, Derivatives and Hedging, requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure. During the fiscal year ended March 28, 2008, the Company entered into an interest rate swap agreement to hedge the variable interest rate of its revolving line of credit. The interest rate swap was designated as a cash flow hedge. During fiscal year ended April 2, 2010, the interest rate swap was settled. Amounts paid upon settlement of the interest rate swap agreement were recorded as additions to interest expense. Refer to Footnote 11, Debt, for additional information regarding the Company’s interest rate swap agreement.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for fiscal years ended April 2, 2010, March 27, 2009 and March 28, 2008:

(in thousands)	2010	2009	2008
Denominator-weighted average shares outstanding used in computing basic earnings per share	58,029	59,937	64,703
Assumed exercise of stock options(a)	324	425	616
Assumed vesting of restricted stock	514	152	109
Assumed conversion of 2004 Notes	—	182	756
Assumed conversion of 2008 Notes	76	—	—

Denominator-weighted average shares outstanding used in computing diluted earnings per share	58,943	60,696	66,184

(a)	There were no antidilutive options outstanding as of April 2, 2010. Options to purchase approximately 200 and 55 shares of common stock that were outstanding during fiscal years 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock for each fiscal year and, therefore, inclusion would be anti-dilutive.

In accordance with ASC 260, Earnings Per Share, and the Company’s stated policy of settling the principal amount in cash, the Company was required to include shares underlying the 2008 Notes in its diluted weighted average shares outstanding due to the average stock price per share for the period exceeding $21.22 (the conversion price for the senior convertible notes) during fiscal year ended April 2, 2010. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) was included, which was based upon the amount by which the average stock price exceeded the conversion price. If the price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method. Prior to conversion, the purchased options are not considered for purposes of dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

The Company was required to include any shares underlying the 2004 Notes in its diluted weighted average shares outstanding when the average stock price per share for the period exceeded $17.10 (the conversion price for the senior convertible notes). The average price of the Company’s common stock during fiscal years 2009 and 2008 exceeded the 2004 Notes’ conversion price of $17.10. As such, potential common shares were included in the calculation of diluted weighted average shares outstanding. No shares related to the 2004 Notes were included in the calculation of diluted weighted average shares outstanding during fiscal year ended April 2, 2010, as the 2004 Notes were materially retired during fiscal year 2009.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of ASC 718, Compensation—Stock Compensation, (“ASC 718”) using the modified prospective transition method, and therefore, has not restated results for prior periods. The Company applies the fair value recognition provisions of the guidance as it relates to the Company’s stock-based compensation, which requires the Company to recognize expense for the fair value of stock-based compensation awards. Refer to Footnote 14, Incentive and Stock-Based Compensation, for additional information.

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

Marketable Securities

As of April 2, 2010, the Company held no investment in available for sale securities. Equity securities previously held by the company were considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values were based on quoted market prices.

Realized gains and losses on the sale of investments were determined on the basis of the cost of the specific investments sold and were credited or charged to income on a trade date basis. Unrealized gains or losses on equity securities which were classified as available for sale, net of applicable deferred income taxes (benefits), were excluded from earnings and credited or charged directly to a separate component of stockholders’ equity.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

During December 2007, the FASB issued guidance within ASC 805, Business Combinations, and ASC 810, Consolidation. These new standards significantly change the accounting for business combinations and noncontrolling (or minority) interests in a number of areas including the treatment of contingent consideration, preacquisition contingencies, allocation of acquisition costs, in-process research and development, and restructuring costs. Both standards are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. These standards are required to be adopted prospectively, except for certain provisions of ASC 810, Consolidation, which are required to be adopted retrospectively. The Company adopted these standards during the current fiscal year with no material effect on the Company’s statements of financial condition or results of operations.

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

In April 2009, the FASB issued ASC 825-10-50, Financial Instruments—Overall—Disclosure on interim disclosures on fair value of financial instruments. This guidance requires summarized disclosures on fair value of financial instruments for interim reporting periods of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in Footnote 5, Fair Value Measurement.

In April 2008, the FASB issued guidance in ASC 350, Intangibles—Goodwill and Other that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements. The new guidance requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset applies prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010, and interim periods within those fiscal years. The Company has adopted this standard with no material effect on the Company’s statements of financial condition or results of operations.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion and, as required, was retrospectively applied to all prior periods for which applicable convertible debt was outstanding. The new guidance located in ASC 470-20, Debt—Debt with Conversion and

Other Options (“ASC 470-20”), requires entities with convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that reflects interest expense at a rate equal to an estimate of the entity’s nonconvertible debt borrowing rate. The equity components of the senior convertible notes are included in Additional paid-in capital on the Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal through the recognition of non-cash interest expense. This accretion results in additional interest expense on these borrowings at effective rates approximating nonconvertible debt with otherwise similar terms. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. The Company adopted this standard during the current year. Refer to Footnote 11, Debt, for additional information.

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging—Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, or the Company’s fiscal year 2010. This pronouncement was adopted during the current year with no material effect on the Company’s statements of financial condition or results of operations.

In May 2009, the FASB issued guidance within ASC 855, Subsequent Events. This guidance was further updated in February 2010 by ASU 2010-09, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted with no material effect on the Company’s statement of financial condition or results of operations.

4.	PURCHASE BUSINESS COMBINATIONS

Acquisitions were accounted for under the purchase method of accounting; accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available and independent valuations. Supplemental unaudited pro forma information, assuming these acquisitions were made at the beginning of the immediate preceding period, is not presented as the results would not differ materially from the amounts reported in the accompanying Consolidated Statements of Operations.

Fiscal Year 2010 and 2009

Cash paid for acquisitions made in fiscal year 2010 were $14,802, of which $1,193 related to earnout payments for acquisitions in previous years. Cash paid for acquisitions made in fiscal year 2009 were $3,744. These acquisitions were not deemed material, either individually or in the aggregate.

Fiscal Year 2008

On May 31, 2007, the Physician Business acquired 100% of the outstanding stock of Activus Healthcare Solutions, Inc. (“Activus”), a California based distributor of medical supplies and pharmaceuticals to office-

based physicians and ambulatory surgery centers. The aggregate purchase price, subject to certain adjustments as set forth in the purchase agreement, was approximately $13,278 (net of cash acquired of $285). Payments totaling $13,278 were made during fiscal year 2008, of which $1,000 was held in escrow and was released upon the satisfaction of certain sales representative retention milestones, net of any amounts payable to the Company for potential indemnity claims. These funds were classified as restricted cash within other current assets and accrued liabilities on the Consolidated Balance Sheet at March, 28, 2008. The premium paid in excess of the fair value of the net assets acquired was for Activus’ tenured sales force.

Goodwill of $3,235, which includes purchase price adjustments of $296, is not deductible for tax purposes. Based on the final purchase price allocation, acquired intangible assets totaled approximately $1,912 and were assigned to customer relationships with a useful life of ten years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$285
Accounts receivable	2,836
Inventory	2,134
Other current assets	520
Property and equipment	427
Goodwill	3,235
Intangibles	1,912
Deferred tax asset	6,582
Other noncurrent assets	29

Total assets acquired	17,960
Less: Current liabilities	4,397

Net assets acquired	$13,563

5.	FAIR VALUE MEASUREMENTS

Accounting standards on fair value measurement provides a framework for measuring fair value, expands disclosures about fair value measurements, and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1: Inputs using unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2: Inputs other than quoted prices in markets that are observable for the asset or liability, either directly or indirectly.

Level 3: Inputs that are both significant to the fair value measurement and unobservable.

As of April 2, 2010, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 2 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value as of fiscal years ended April 2, 2010 and March 27, 2009, by level within the fair value hierarchy:

	As of
	April 2, 2010			March 27, 2009
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available-for-sale equity securities(a)	$—	$—	$—	$10,592	$—	$10,592

Total assets	$—	$—	$—	$10,592	$—	$10,592

Liabilities:
Interest rate swap(b)	$—	$—	$—	$—	$891	$891
Deferred compensation(c)	69,263	—	69,263	45,932	—	45,932

Total liabilities	$69,263	$—	$69,263	$45,932	$891	$46,823

(a)	Relates to the Company’s investment in athenahealth, Inc., which is included in Investment in available for sale securities on the Company’s Consolidated Balance Sheets. This investment is measured using quoted market prices.
(b)	Relates to the Company’s interest rate swap on its revolving line of credit. See Footnote 11, Debt, for further information. The interest rate swap is valued using an internal model that utilizes as its basis readily observable market inputs such as credit spreads, current market interest rates, and forward interest rates.
(c)	Relates to the Company’s obligation to pay benefits under its nonqualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

As indicated in the Footnote 3, Recent Accounting Pronouncements,, the Company has applied the requirement of ASC 820, Fair Value Measurement and Disclosure with respect to nonfinancial assets and liabilities not measured at fair value on a recurring basis with no material effect. The standard requires fair value disclosure of such nonfinancial assets only when there is an indication of potential impairment. See Footnote 2, Summary of Significant Accounting Policies, for disclosure of fair value of financial instruments.

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

This investment was initially recorded at cost in accordance with ASC 325—20, Investments—Other—Cost Method Investments, which governs the accounting for privately held investments. As a result of the initial public offering, the Company recorded the investment as “available-for-sale” in accordance with ASC 320 – 10, Investments—Debt and Equity Securities—Overall. This investment was marked to market based on quoted market prices as of April 2, 2010 and March 27, 2009. During fiscal year 2010, 2009, and 2008, the Company sold a portion of its investment in athena, resulting in a gain of approximately $3,635, or $2,260 net of tax, $444, or $275 net of tax and $4,637, or $2,879 net of tax, respectively. This gain was determined on a specific identification method and recognized in Other income on the Consolidated Statement of Operations. Proceeds of $10,681 were received during and related to a sale in fiscal year 2010 and proceeds of $22,098 were received during fiscal year 2009 related to the sales of a portion of athena stock in fiscal years 2009 and 2008.

As of April 2, 2010, the Company did not hold any remaining investment in athena. As of March 27, 2009, the aggregate fair value of the remaining investment of $10,592, was recorded on the Consolidated Balance Sheet in Investment in available for sale securities, with a cumulative gross unrealized holding gain of $3,547. During the years ended March 27, 2009 and March 28, 2008, the Company recorded a net unrealized holding loss of $70, of which $41 was recorded in other comprehensive income net of related income taxes of $29 and a net unrealized holding gain of $3,617, of which $2,246 was recorded in other comprehensive income net of related income taxes of $1,371, respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	As of
	April 2, 2010	March 27, 2009
Computer hardware under capital leases	$2,601	$5,343
Office equipment under capital leases	452	963
Leasehold improvements	17,342	15,785
Equipment	28,552	28,703
Computer hardware and software	173,853	150,303

Property and equipment, gross	222,800	201,097
Accumulated depreciation	(117,580)	(99,892)

Property and equipment, net	$105,220	$101,205

Depreciation expense, which includes amortization of capital leases, is included in General and administrative expenses in the accompanying Consolidated Statements of Operations, and approximated $21,940, $20,002, and $18,857, for fiscal years 2010, 2009, and 2008, respectively.

8.	GOODWILL

The change in the carrying value of goodwill for the fiscal years ended April 2, 2010 and March 27, 2009 is as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total
Balance as of March 28, 2008	$30,592	$79,338	$749	$110,679
Purchase business combinations	—	1,696	—	1,696
Purchase price allocation adjustments	9	1,133	—	1,142
Termination of variable interest entity	—	—	(749)	(749)

Balance as of March 27, 2009	30,601	82,167	—	112,768
Purchase business combinations	956	7,066	—	8,022
Purchase price allocation adjustments	136	846	—	982

Balance as of April 2, 2010	$31,693	$90,079	$—	$121,772

9.	INTANGIBLES, NET

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets by business segment and major asset class.

	As of
	April 2, 2010			March 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
INTANGIBLES SUBJECT TO AMORTIZATION
Customer Relationships:
Physician Business	$9,585	$(4,232)	$5,353	$9,355	$(3,438)	$5,917
Elder Care Business	17,182	(11,880)	5,302	14,362	(9,798)	4,564

	26,767	(16,112)	10,655	23,717	(13,236)	10,481

Nonsolicitation Agreements:
Physician Business	10,783	(6,762)	4,021	10,783	(5,454)	5,329
Elder Care Business	448	(139)	309	248	(70)	178

	11,231	(6,901)	4,330	11,031	(5,524)	5,507

Noncompetition Agreements:
Physician Business	645	(437)	208	417	(367)	50
Elder Care Business	3,140	(732)	2,408	640	(448)	192
Corporate Shared Services	1,691	(449)	1,242	1,027	(146)	881

	5,476	(1,618)	3,858	2,084	(961)	1,123

Signing Bonuses:
Physician Business	731	(435)	296	694	(264)	430
Corporate Shared Services	27	(18)	9	22	(5)	17

	758	(453)	305	716	(269)	447

Total intangible assets subject to amortization	$44,232	$(25,084)	$19,148	$37,548	$(19,990)	$17,558

INTANGIBLES NOT SUBJECT TO AMORTIZATION
Tradename:
Physician Business	$5,400	$—	$5,400	$5,400	$—	$5,400

Total unamortized intangible assets	5,400	—	5,400	5,400	—	5,400

Total intangible assets	$49,632	$(25,084)	$24,548	$42,948	$(19,990)	$22,958

Total amortization expense for intangible assets for the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, was $5,121, $5,489, and $5,586, respectively.

The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2011	$5,058
2012	3,649
2013	2,525
2014	2,230
2015	1,996
Thereafter	3,690

Total	$19,148

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	April 2, 2010	March 27, 2009
Customer relationships	6.3	6.2
Nonsolicitation agreements	7.0	7.2
Noncompetition agreements	3.8	3.7
Signing bonuses	2.3	3.0

Total weighted-average period	5.9	6.3

10.	ACCRUED EXPENSES

Accrued expenses at April 2, 2010 and March 27, 2009 were as follows:

	As of
	April 2, 2010	March 27, 2009
Accrued payroll	$14,848	$24,662
Accrued incentive compensation	17,912	12,699
Other	17,493	15,357

Accrued expenses	$50,253	$52,718

11.	DEBT

Outstanding debt consists of the following, in order of priority:

	As of
	April 2, 2010	March 27, 2009
Revolving line of credit	$—	$50,000
2004 Notes	20	20
2008 Notes	187,101	179,153
Capital lease obligations	1,701	2,729

Total debt	188,822	231,902
Less: Current portion of debt	881	50,937

Long-term debt	$187,941	$180,965

2004 Notes

During fiscal year 2004, the Company issued $150.0 million principal amount of 2.25% senior convertible notes, which mature on March 15, 2024. Interest on the notes was payable semiannually in arrears on March 15 and September 15 of each year.

On each of March 15, 2009, March 15, 2014, and March 15, 2019, holders of the 2.25% $150.0 million senior convertible notes have the option to require the Company to purchase the notes at 100% of the principal amount of the notes plus accrued and unpaid interest, and other considerations, including contingent interest, if applicable (“put option”). On March 15, 2009, the holders of $149.98 million in principal face value of 2.25% senior convertible notes exercised the put option. The Company used approximately $101.7 million in available cash on hand from the issuance of $230.0 million of 3.125% senior convertible notes and $50.0 million from its asset-based revolving line of credit to fund the repurchase of such notes and accrued interest on March 16, 2009, for approximately $151.7 million.

As of April 2, 2010, the Company has a deferred income tax liability of $17,389 (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be deferred and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount of 3.125% senior convertible notes (“2008 Notes”), which mature on August 1, 2014. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under the following circumstances: (i) if the Company has called the notes for redemption; (ii) in the event of a fundamental change, as defined in the indenture, such as a merger, acquisition, or liquidation; (iii) on or after May 1, 2014 and prior to the close of business on the second scheduled trading day immediately preceding August 1, 2014; (iv) prior to May 1, 2014, during the five consecutive business day period following any five consecutive trading day period in which the trading price for a note for each day of that trading period is less than 98% of the closing sale price of the Company’s common stock on such corresponding trading day multiplied by the applicable conversion rate; (v) prior to May 1, 2014, during any calendar quarter after September 30, 2008 in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 130% of the applicable conversion price of $21.22 per share (“Contingent Conversion Trigger”); or (vi) upon certain specified corporate events as discussed in the indenture governing the notes.

A note holder may not exercise its conversion right with respect to all or any portion of a note, if such conversion would cause the note holder to become a beneficial owner of more than 9.9% of the Company’s outstanding voting stock. The initial conversion rate is 47.1342 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $21.22 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. If the notes were converted as of April 2, 2010, the if-converted value would exceed the principal amounts of the 2008 Notes by $26,170.

As of April 2, 2010 and March 27, 2009, the fair value of the 2008 Notes was approximately $285,800 and $203,500, respectively.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended April 2, 2010; therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2011.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Stock Repurchase Program in Footnote 13, Shareholders’ Equity, for additional information. The Company used $101.7 million of the net proceeds during fiscal year 2009, when holders of the 2004 Notes required the Company to redeem approximately all of their outstanding notes plus accrued interest. Remaining proceeds were used for general corporate purposes.

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

Warrant Transactions

The Company also entered into warrant transactions (the “warrants”), whereby the Company sold to the counterparty warrants in an aggregate amount of $25.4 million to acquire, subject to anti-dilution adjustments, up to 10.8 million shares of common stock at a strike price of $28.29 per share of common stock, also subject to adjustment. The warrants will expire after the purchased options in approximately ratable portions on a series of expiration dates commencing on November 3, 2014.

If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. The warrants have been accounted for as an adjustment to the Company’s stockholders’ equity and recorded in Additional paid in capital on the Consolidated Balance Sheets.

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the notes. Holders of the notes do not have any rights with respect to the warrants.

Convertible Debt Restatement

On March 28, 2009, the Company adopted ASC 470-20, Debt—Debt with Conversion and Other Options (“ASC 470-20”) which required retrospective restatement (See Footnote 1, Background and Basis of Presentation). The following illustrates the impact of adopting the guidance on the Consolidated Statement of Operations for the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008:

	For the Fiscal Year
	2010			2009			2008
(in thousands, except per share amounts)	Excluding the Effect of ASC 470-20	Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Adjusted	As Originally Reported	Effect of ASC 470-20	As Adjusted
Income from operations	$121,199	$(218)	$120,981	$101,145	$(218)	$100,927	$92,403	$(150)	$92,253
Other expense	(3,705)	(7,146)	(10,851)	(6,897)	(10,314)	(17,211)	1,202	(5,723)	(4,521)

Income before provision for income taxes	117,494	(7,364)	110,130	94,248	(10,532)	83,716	93,605	(5,873)	87,732
Provision for income taxes	43,584	(2,817)	40,767	36,232	(4,002)	32,230	36,830	(2,231)	34,599

Net income	$73,910	$(4,547)	$69,363	$58,016	$(6,530)	$51,486	$56,775	$(3,642)	$53,133

Earnings per common share:
Basic	$1.27	$(0.07)	$1.20	$0.97	$(0.11)	$0.86	$0.88	$(0.06)	$0.82
Diluted	$1.25	$(0.07)	$1.18	$0.96	$(0.11)	$0.85	$0.86	$(0.06)	$0.80

The debt discount associated with the 2008 Notes will be amortized over periods that end on the scheduled maturity date and result in effective interest rates of approximately 8.25%. The effective interest rate for the 2004 Notes was approximately 6.75%. For the fiscal years ended April 2, 2010 ended March 27, 2009, and March 28, 2008 interest expense was $7,281, $7,925 and $3,356, based on the contractual coupon rates, while debt discount amortization was $7,948, $11,044, and $6,102, respectively.

The following illustrates the impact of adopting ASC 470-20 on the Consolidated Balance Sheets as of April 2, 2010 and March 27, 2009:

	As of
	April 2, 2010			March 27, 2009
(in thousands)	Excluding the Effect of ASC 470-20	Effect of ASC 470-20	As Reported	As Originally Reported	Effect of ASC 470-20	As Adjusted
Property and equipment, net(a)	$104,348	$872	$105,220	$100,115	$1,090	$101,205
Other assets(b)	91,242	(12,380)	78,862	73,534	(14,296)	59,238
Long-term debt	230,840	(42,899)	187,941	231,812	(50,847)	180,965
Other noncurrent liabilities(c)	85,463	4,590	90,053	54,598	6,121	60,719
Additional paid in capital	111,630	50,839	162,469	149,336	50,839	200,175
Retained earnings	268,849	(23,866)	244,983	194,939	(19,319)	175,620

(a)	Reflects the impact of increased capitalized interest net of related depreciation
(b)	Reflects the impact of deferred taxes and deferred debt costs
(c)	Reflects the impact of deferred taxes

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of April 2, 2010 and March 27, 2009 are as follows:

	Liability Component			Equity Component
(in thousands) April 2, 2010	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount Pretax(a)
2008 Notes	$230,000	$(42,899)	$187,101	$55,636

March 27, 2009
2008 Notes	$230,000	$(50,847)	$179,153	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “RLOC”), which matures on September 30, 2012 and is classified as a current liability in accordance with ASC 470-10, Debt—Overall. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the RLOC bear interest at the bank’s prime rate plus an applicable margin based on a fixed charge coverage ratio, or at LIBOR plus an applicable margin based on a fixed charge coverage ratio. Additionally, the RLOC bears interest at a fixed rate of 0.25% for any unused portion of the facility.

Under the RLOC, the Company and its subsidiaries are subject to certain covenants, including but not limited to, limitations on (i) paying dividends and repurchasing the Company’s common stock, (ii) selling or transferring assets, (iii) making certain investments including acquisitions, (iv) incurring additional indebtedness and liens, and (v) annual capital expenditures. However, these covenants may not apply if the Company maintains sufficient Availability under the credit facility.

Borrowings under the RLOC are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, and the issuance of letters of credit.

There were no outstanding borrowings under the RLOC as of April 2, 2010 and $50 million outstanding as of March 27, 2009. After reducing Availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow an additional $200.0 million (excluding the additional increase of $50.0 million) under the RLOC. Average daily borrowings during fiscal year 2010 were $44.2 million and during fiscal year 2009 were $51.1 million. Excluding the impact of the interest rate swap, a hypothetical 1% increase/decrease in prevailing interest rates at April 2, 2010, would result in a corresponding increase/decrease in interest expense of approximately $0.4 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, was 4.02%, 4.0%, and 5.13%, respectively.

From time-to-time, the Company has amended the RLOC to meet specific business objectives and requirements. The Credit Agreement, originally dated May 20, 2003, was last amended on January 23, 2008.

This amendment (i) extended the term of the agreement to September 30, 2012, and (ii) set the determination of applicable margin level for Base Rate loans and LIBOR loans from Availability to a Fixed Charge Coverage Ratio and reduced the maximum applicable margin to 1.75%.

Interest Rate Swap Agreement

Changes in interest rates affect interest payments under the Company’s variable rate RLOC. During fiscal year 2008, the Company entered into an interest rate swap agreement which matured on February 19, 2010. The Company did not extend or enter into a new swap agreement, and as such, this agreement has expired. The purpose of this swap agreement was to hedge the variable interest rate of its RLOC. The notional amount of the swap was $50.0 million. The interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the RLOC.

These interest rate swaps were designated as cash flow hedges in accordance with the provisions of ASC 815—30, Derivatives and Hedging—Cash Flow Hedges. Therefore, changes in fair value were recognized in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Under the terms of the interest rate swap agreements, the Company made monthly payments based on the fixed rate and received interest payments based on 1-month LIBOR. The changes in market value of these financial instruments were highly correlated with changes in market value of the hedged item both at inception and over the lives of the agreements. Amounts received or paid under these interest rate swap agreements were recorded as reductions or additions to interest expense.

As of March 27, 2009, the fair value of the interest rate swap was $891 and located in Other current liabilities on the Consolidated Balance Sheets.

The interest rate swap is disclosed Consolidated Statements of Shareholders’ Equity as follows:

Derivatives in Cash Flow Hedging Relationships	Impact Recognized in OCI from Derivative— Effective Portion
(in thousands)	April 2, 2010	March 27, 2009	March 28, 2008
Interest rate swap, net of tax	$552	$(351)	$(202)

Total	$552	$(351)	$(202)

Capital Lease Obligations

The Company leases certain computer hardware and office equipment at an aggregate annual rental of approximately $861. The equipment is capitalized at its fair market value, which approximates the present value of the future minimum lease payments, and is amortized over the useful life of the asset. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 2, 2010.

Fiscal Year:
2011	$861
2012	832
2013	8

Total minimum lease payments	1,701
Less: amount representing interest	116

Present value of net minimum lease payments	$1,585

12.	INCOME TAXES

All prior year disclosures in this footnote have been retrospectively adjusted for the impact of adopting ASC 470-20, Debt—Debt with Conversion and Other Options, as discussed in Footnote 11 Debt.

The provision for income taxes from continuing operations is detailed below:

	2010	2009	2008
Current tax provision:
Federal	$42,919	$23,233	$26,784
State	6,112	3,064	3,444

Total current provision	49,031	26,297	30,228

Deferred tax (benefit) provision:
Federal	(7,234)	5,242	3,873
State	(1,030)	691	498

Total deferred (benefit) provision	(8,264)	5,933	4,371

Total income tax provision	$40,767	$32,230	$34,599

Total income tax expense for the years ended April 2, 2010, March 27, 2009 and March 28, 2008 was allocated as follows:

	2010	2009	2008
Tax expense per Consolidated statements of operations	$40,767	$32,230	$34,599

Other comprehensive income:
Unrealized holding gains on equity securities recognized for financial reporting purposes	(1,342)	(29)	1,371
Unrealized losses on interest rate swap recognized for financial reporting purposes	339	(216)	(123)

Total income tax expense (benefit) allocated to other comprehensive income	(1,003)	(245)	1,248
Benefit for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,516)	(1,700)	(1,452)

Total income tax expense	$37,248	$30,285	$34,395

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2010	2009	2008
Income from operations before provision for income taxes	$110,130	$83,716	$87,732

Tax provision at the 35% statutory rate	38,546	29,301	30,706

Increase (decrease) in taxes:
State income tax, net of Federal benefit	3,304	2,427	2,553
Other, net	(1,083)	502	1,340

Total increase in taxes	2,221	2,929	3,893

Total income tax provision	$40,767	$32,230	$34,599

Effective tax rate	37.0%	38.5%	39.4%

At April 2, 2010 and March 27, 2009, the Company recorded an income tax payable of $237 and an income tax receivable of $3,712, respectively, related to current income tax filings and Internal Revenue Service (“IRS”) audit settlements.

Deferred income taxes for fiscal years 2010 and 2009, reflect the impact of temporary differences between the financial statement and tax basis of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, at April 2, 2010 and March 27, 2009 are detailed below:

	2010	2009
Deferred tax assets:
Deferred compensation	$31,050	$25,843
Original issue discount on 2008 Notes	16,438	19,134
Net operating loss and tax credit carryforwards	5,554	6,792
Allowance for doubtful accounts and sales returns	5,079	4,482
Accrued incentive compensation	10,734	4,477
Inventory uniform cost capitalization	3,504	2,643
Inventory obsolescence	1,789	1,707
Other	735	1,467

Gross deferred tax assets	74,883	66,545

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(22,608)	(16,282)
Interest on 2004 Notes	(17,389)	(18,807)
Discount on 2008 Notes related to ASC 470-20	(16,078)	(18,905)
Excess of tax amortization over book amortization	(7,123)	(5,881)
Unrealized gain on equity investment	—	(1,003)
Other	(646)	(3,729)

Gross deferred tax liabilities	(63,844)	(64,607)

Deferred tax assets, net	$11,039	$1,938

The deferred tax accounts at April 2, 2010 and March 27, 2009 include current deferred income tax assets of $15,629 and $8,059, respectively, included in Current assets and noncurrent deferred income tax liabilities of $4,590 and $6,121, respectively, included in Other noncurrent liabilities.

At April 2, 2010 and March 27, 2009, the Company had federal and state net operating loss (“NOL”) carryforwards resulting in deferred tax assets of $5,245 and $6,504, respectively. The federal NOL carryforwards result in deferred tax assets at April 2, 2010 and March 27, 2009 of $3,781 and $4,200, respectively, which expire in 2025 to 2028. The state NOL carryforwards result in deferred tax assets at April 2, 2010 and March 27, 2009 of $1,464 and $2,304, respectively, which expire in 2011 to 2028. Management expects to utilize these NOL carryforwards prior to their expiration.

Management believes it is more likely than not the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income and, therefore, no valuation allowance has been recorded as of April 2, 2010.

The Company has not provided for U.S. income taxes on accumulated and undistributed earnings attributable to foreign operations as the Company intends to permanently reinvest these undistributed earnings. These earnings relate to ongoing operations and were $6,429 and $1,648 at April 2, 2010 and March 27, 2009, respectively.

During fiscal year 2008, the Company adopted accounting guidance for accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions. The adoption of the guidance, effective April 1, 2007, resulted in a one-time decrease to stockholders equity of approximately $236.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits at March 27, 2009	$1,670
Gross Increases for tax positions of prior years	201
Gross Decreases for tax positions of prior years	(648)
Gross Increases for tax positions of current year	369
Lapse of Statute of Limitations	(126)

Unrecognized Tax Benefits at April 2, 2010	$1,466

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. As of April 2, 2010 and March 27, 2009 the Company had $127 and $475 of accrued interest related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the effective income tax rate if recognized is $1,061 as of April 2, 2010. The unrecognized tax benefit with respect to certain of the Company’s tax positions may increase or decease over the next twelve months; however, management does not expect the change, if any, to have a material effect on the Company’s financial condition or results of operations within the next twelve months.

The Company files a United States federal income tax return and income tax returns in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to income tax examinations for years prior to the fiscal year ended March 31, 2006.

During fiscal year 2010, the IRS completed an examination of the Company’s federal income tax return for the fiscal years ended March 31, 2006, March 30, 2007 and March 28, 2008. As a result, the Company agreed to minor changes to its taxable income that did not have a material impact on the Company’s financial condition or results of operations.

13.	SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of April 2, 2010, there were 3.3 million shares available for repurchase under existing stock repurchase programs.

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. Depending on current market conditions and other factors, the Company is authorized to repurchase a determined amount of its total common stock. Repurchases can be made in the open market, privately negotiated transactions, and other transactions that will be disclosed publicly through filings with the SEC. This authorization is in addition to any shares remaining available under existing repurchase programs.

The following table summarizes the common stock repurchases and Board of Directors authorizations during fiscal years 2010, 2009, 2008, as well as the shares available for repurchase under the stock repurchase program at April 2, 2010, March 27, 2009, March 28, 2008, and March 30, 2007:

(in thousands)	Number of Shares
Shares available for repurchase at March 30, 2007	3,499
Shares authorized for repurchase	3,267
Shares repurchased	(6,363)

Shares available for repurchase at March 28, 2008	403
Shares authorized for repurchase	3,092
Shares repurchased	(3,377)

Shares available for repurchase at March 27, 2009	118
Shares authorized for repurchase	5,966
Shares repurchased	(2,767)

Shares available for repurchase at April 2, 2010	3,317

During fiscal year 2010, the Company repurchased approximately 2.8 million shares of common stock at an average price of $20.66 common share for approximately $57,176. During fiscal year 2009, the Company repurchased approximately 3.4 million shares of common stock at an average price of $15.62 per common share for approximately $52,768.

14.	INCENTIVE AND STOCK-BASED COMPENSATION

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

On June 7, 2006, the Board of Directors approved the PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan became effective as of August 24, 2006, the date on which shareholders approved the plan. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”). Grants under the 2006 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is approximately 2,850 as of April 2, 2010.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is approximately 276 as of April 2, 2010. It is the Company’s policy to issue shares of common stock upon exercise of stock options or the grant of restricted stock from those shares reserved for issuance under the stock incentive plans.

Outstanding stock-based awards granted under equity incentive plans are as follows:

(in thousands)	April 2, 2010	March 27, 2009	March 28, 2008
Stock options(a)	558	1,306	1,774
Restricted stock(b)	969	1,015	953
Restricted stock units(a)	593	221	99
Deferred stock units(a)	11	9	9

Total outstanding stock based awards	2,131	2,551	2,835

(a)	Amounts are excluded from shares of common stock issued and outstanding.
(b)	Amounts are included in shares of common stock issued and outstanding on the face of the balance sheet and in calculating weighted average shares outstanding, but are not considered outstanding for accounting purposes until restrictions lapse.

ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards, net of estimated forfeitures over the awards’ vesting period. ASC 718 requires forfeitures to be estimated at the time of grant and adjusted, if necessary in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual equity based awards forfeited.

Stock Option Awards

On June 6, 2008, the Compensation Committee of the Company’s Board of Directors approved a retention award of 200 stock options under the Company’s 2006 Incentive Stock Plan to the Company’s former Chairman and Chief Executive Officer. The stock options awarded were to cliff-vest on the five-year anniversary of the grant date.

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

During the fiscal year ended April 2, 2010, the shares were forfeited due to the departure of the Company’s former Chairman and Chief Executive Officer. As a result, $580 ($358, net of tax) was recognized as an adjustment to reduce stock-based compensation during the current fiscal year.

The following table summarizes the number of common shares to be issued upon exercise of outstanding options and the number of common shares remaining available for future issuance under the existing stock incentive plans at April 2, 2010:

(in thousands)	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
1999 Long Term Incentive Plan(a)	314	—
Amended and Restated Directors’ Stock Plan(a)	151	—
PSS World Medical, Inc. 2006 Incentive Plan(b)	—	2,850
2004 Non-Employee Directors Compensation Plan(c)	—	276

	465	3,126
Equity compensation plan not approved by shareholders:
1999 Broad Based Employee Stock Plan(a)	93	—

Total	558	3,126

(a)	These plans are terminated; however, options remain outstanding at April 2, 2010 which are exercisable.
(b)	This plan superseded the 1999 Long Term Incentive Plan and the 1999 Broad Based Employee Stock Plan and was approved by shareholders on August 24, 2006.
(c)	This plan superseded the Amended and Restated Directors’ Stock Plan and was approved by shareholders during fiscal year 2005.

The following table summarizes the stock option activity during the period from March 30, 2007 to April 2, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at, March 30, 2007	2,366	$10.30
Exercised	(321)	8.72
Expired	(271)	20.69

Outstanding at, March 28, 2008	1,774	$9.00	2.3	$13,729
Granted	200	17.98
Exercised	(605)	10.26
Expired	(63)	21.37

Outstanding at, March 27, 2009	1,306	$9.20	3.4	$7,909
Exercised	(548)	8.15
Canceled	(200)	17.98

Outstanding and Exercisable at, April 2, 2010	558	$7.05	1.9	$9,252

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $23.63 on the last trading day of the Company’s fiscal year end and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on April 2, 2010. This amount changes over time based on changes in the fair market value of the Company’s stock.

The total intrinsic value of stock options exercised during fiscal years April 2, 2010 and March 27, 2009 was $6,495 and $4,391, respectively. Cash received from stock option exercises during the fiscal year ended April 2, 2010 and March 27, 2009 was approximately $4,489 and $6,208, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled approximately $2,468 and $1,669 during the fiscal years ended April 2, 2010 and March 27, 2009, respectively.

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

Performance-Based Awards

The Company issues (i) performance-based restricted stock units (“Performance Shares”), (ii) performance-accelerated restricted stock (“PARS”), which were issued in fiscal years 2009 and 2008, and (iii) performance-accelerated restricted stock units (“PARS Units”), which were issued in fiscal year 2010, under the Company’s 2006 Incentive Plan.

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

The PARS and PARS Units awards vest on the five-year anniversary of the grant date, subject to accelerated vesting after three years if the Company achieves an earnings per share growth target. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the awards’ vesting period of five years based on the Company’s estimate of its cumulative earnings per share growth rate. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

Change in Estimate

During fiscal year 2010, the Company changed the number of estimated shares to be delivered on previously issued awards due to an increase in estimated achievement of performance conditions based on actual and expected future financial performance above pervious estimates. The change in estimate increased Performance Shares outstanding by approximately 303,000 shares.

Due to a change in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates, PARS awards issued during fiscal year 2008 and 2009 are now estimated to vest on the three-year anniversary of the grant date, along with the PARS Units awards issued during fiscal year 2010. As such, the Company adjusted the forfeiture rate related to certain PARS awards to reflect a reduction in expected forfeitures over the remaining vesting period.

As a result of the change in performance estimate, stock based compensation expenses increased $9,133 ($5,640, net of tax), or $0.10 per diluted share for fiscal year 2010.

These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

Change in Management

During the fiscal year ended April 2, 2010, restricted stock awards were forfeited due to the departure of the Company’s former Chairman and Chief Executive Officer. As a result, $3,837 ($2,370, net of tax) was recognized as an adjustment to reduce stock-based compensation related to restricted stock during the current fiscal year 2010.

The following table summarizes the activity of restricted stock and restricted stock units during the period from March 30, 2007 to April 2, 2010:

	Performance-Based Awards						Time-Based Awards
	Performance Shares		PARS				Shares	Weighted Average Grant Date Fair Value
(share amounts in thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, March 30, 2007	—	—	—	—	—	—	405	$16.96
Granted	99	$18.52	—	$—	610	$18.49	96	18.24
Vested	—	—	—	—	—	—	(141)	15.11
Forfeited	—	—	—	—	—	—	(16)	17.68

Balance, March 28, 2008	99	$18.52	—	$—	610	$18.49	344	$16.64
Granted	122	18.47	—	—	191	18.04	78	19.26
Vested	—	—	—	—	—	—	(156)	16.90
Forfeited	—	—	—	—	(34)	18.50	(18)	18.82

Balance, March 27, 2009	221	$18.49	—	$—	767	$18.38	248	$19.23
Granted	241	17.00	132	17.00	7	21.84	171	20.06
Addition from change in estimate	303	18.39	—	—	—	—	—	—
Vested	—	—	—	—	—	—	(90)	19.42
Forfeited	(250)	17.97	(44)	17.00	(122)	18.50	(12)	19.50

Balance, April 2, 2010	515	$17.98	88	$17.00	652	$18.40	317	$19.68

Total compensation expense for restricted stock grants during the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, was $12,164, $5,570, and $3,412, respectively, with related income tax benefits of $4,618, $2,119, and $1,271, respectively. The total fair value of shares vested during the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, was $1,897, $2,824, and $2,589, respectively.

Scheduled vesting for outstanding restricted stock and restricted stock units is as follows:

(in thousands)	Number of Shares/Units
Fiscal Year:
2011	827
2012	294
2013	419
2014	21
2015 and thereafter	11

Total	1,572

As of April 2, 2010, there was $12,423 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans.

The estimated stock-based compensation expense for next five fiscal years is expected to be recognized over a weighted average period of 1.2 years and is as follows:

Fiscal Year:
2011	$7,505
2012	3,250
2013	1,307
2014	280
2015 and thereafter	81

Total	$12,423

Corporate Long-Term Executive Cash-Based Incentive Plans

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

During fiscal year 2009, the Compensation Committee approved the 2008 Shareholder Value Plan (“2008 SVP”). The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to March 25, 2011. Target awards under the 2008 SVP are calculated as three times the participant’s base salary times an award factor ranging from 10% to 38% and performance goals are based on planned cumulative earnings per share. As a result of an increase in accounting estimate related to expected achievement of long-term performance measures related to the 2008 SVP, long-term incentive based compensation increased $2,276 ($1,405, net of tax), or $0.02 per diluted share for fiscal year 2010. The Company accrued approximately $6,820 and $2,167 of compensation cost as of April 2, 2010 and March 27, 2009, respectively. The Company expects the target payout to be approximately $9,419.

15.	EMPLOYEE BENEFIT PLANS

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of investments, including an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 50% of the employee deferrals up to 6% of their compensation or (ii) $1,250. This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal years ended April 2, 2010, March 27, 2009, and March 28, 2008, the Company contributed approximately $1,821, $1,840, and $1,756, respectively, to the Plan under this matching arrangement. The Plan owned approximately 1.5 million, 1.7 million, and 1.7 million shares of the Company’s common stock at April 2, 2010, March 27, 2009, and March 28, 2008, respectively.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan available to all employees with at least six months of service. The plan allows eligible employees to purchase Company stock acquired in the open market through after-tax payroll deductions.

Deferred Compensation Program

The Company offers a deferred compensation program (the “Program”) to qualified executives, management, and sales representatives. The Program is a nonqualified plan governed by Sec. 409 of the IRS internal revenue code and consists of a deferred compensation plan and also previously consisted of a stock option program. Under the deferred compensation plan, participants can elect to defer up to 100% of their total compensation; however, the Company matching contribution program only applies to deferrals of up to 10% or 15% of the participant’s compensation. The Company’s matching contribution ranges from 10% to 125% of the participant’s deferral. Participant contributions are always 100% vested. The Company’s matching contribution vests in 20% increments beginning after participating in the plan for 4 years and becomes fully vested after participating in the plan for 8 years.

Upon (i) retirement or termination from the Company and (ii) at age 60, or at age 55 with ten years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is less than $25. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant’s vested balance will be distributed in five equal installments or in a lump-sum payment if the vested account balance is less than $25. In the event of a change in control, if the successor terminates the plan, all participants become 100% vested in their accounts, including the Company’s matching contributions, discretionary Company contributions, and allocated return thereon. The Company has purchased corporate-owned life insurance policies for certain participants in the Program as the underlying assets that will fund future payments related to the deferred compensation liability.

During fiscal years 2010, 2009, and 2008, the Company matched approximately $1,919, $1,930, and $1,967, respectively, of employee deferrals. The cash surrender value of the corporate-owned, life insurance policies, which is recorded in Other assets in the accompanying Consolidated Balance Sheets, was approximately $72,500 and $51,549, at April 2, 2010 and March 27, 2009, respectively. In addition, the deferred compensation liability, which is recorded at fair value in Other noncurrent liabilities in the accompanying Consolidated Balance Sheets, was approximately $69,312 and $45,932, at April 2, 2010 and March 27, 2009, respectively.

Directors’ Deferred Compensation Plan

Effective January 1, 2004, the Company offers a deferred compensation plan to non-employee members of the Board of Directors. Participants may elect to defer up to 100% of their annual retainer, meeting fees, other director’s fees, and other cash compensation and invest their deferrals in a variety of investment options. A participant’s deferred compensation account balance will be distributed, at the election of the participant, in a single lump sum payment following the participant’s termination of service on the board of directors, or in up to ten annual installments. The deferred compensation account balance will be distributed in a lump sum payment upon the death of the participant, or in the event of a change in control of the Company.

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

Rent expense, including common area maintenance, for operating leases approximated $29,803, $28,018, and $26,166, for fiscal years 2010, 2009, and 2008, respectively.

As of April 2, 2010, future minimum payments by fiscal year and in the aggregate, required under non-cancelable operating leases are as follows:

Fiscal Year:
2011	$23,786
2012	20,368
2013	13,463
2014	9,531
2015	3,758
Thereafter	1,760

Total	$72,666

17.	SEGMENT INFORMATION

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

	2010	2009	2008
NET SALES:
Physician Business	$1,437,823	$1,357,382	$1,308,685
Elder Care Business	614,937	594,509	547,106
Corporate Shared Services	2,411	800	—

Total net sales	$2,055,171	$1,952,691	$1,855,791

NET SALES BY PRODUCT TYPE:
Consumable products	$1,563,462	$1,440,993	$1,352,797
Pharmaceutical products	333,026	327,502	307,824
Equipment	134,067	154,092	166,316
Billing services	13,219	13,698	13,041
Customer freight charges	10,926	13,482	10,149
Vendor incentive and other income	471	2,924	5,664

Total net sales	$2,055,171	$1,952,691	$1,855,791

INCOME FROM OPERATIONS:
Physician Business	$137,261	$109,800	$92,965
Elder Care Business	38,017	30,140	25,216
Corporate Shared Services	(54,297)	(39,013)	(25,928)

Total income from operations	$120,981	$100,927	$92,253

DEPRECIATION:
Physician Business	$7,983	$7,494	$8,131
Elder Care Business	4,984	4,948	4,557
Corporate Shared Services	8,973	7,560	6,169

Total depreciation	$21,940	$20,002	$18,857

	2010	2009	2008
AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$2,343	$3,008	$3,074
Elder Care Business	2,432	2,290	2,443
Corporate Shared Services	346	191	69

Total amortization of intangible assets	$5,121	$5,489	$5,586

PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,944	$1,547	$2,303
Elder Care Business	1,851	2,133	1,484

Total provision for doubtful accounts and notes receivable	$3,795	$3,680	$3,787

INTEREST EXPENSE:
Physician Business	$4,110	$4,051	$4,769
Elder Care Business	8,192	7,982	7,837
Corporate Shared Services	4,993	10,125	(110)

Total interest expense	$17,295	$22,158	$12,496

PROVISION FOR INCOME TAXES:
Physician Business	$49,982	$41,115	$35,578
Elder Care Business	11,103	8,496	6,924
Corporate Shared Services	(20,318)	(17,381)	(7,903)

Total provision for income taxes	$40,767	$32,230	$34,599

CAPITAL EXPENDITURES:
Physician Business	$1,282	$5,201	$3,039
Elder Care Business	509	568	436
Corporate Shared Services	24,132	21,571	15,971

Total capital expenditures	$25,923	$27,340	$19,446

ASSETS:
Physician Business	$440,916	$426,117	$447,711
Elder Care Business	298,063	272,311	264,977
Corporate Shared Services	133,087	160,196	100,549

Total assets	$872,066	$858,624	$813,237

18.	COMMITMENTS AND CONTINGENCIES

State of Florida Pedigree Compliance

During the first quarter of fiscal 2008, the Company’s Florida distribution operations were inspected by the Florida Department of Health for compliance with state drug pedigree legislation, which covers the receipt, storage, and distribution of pharmaceutical products within the State of Florida. Based on these inspections, on January 23, 2008, the Company signed an agreement with the State of Florida relating to its compliance with the State’s drug pedigree legislation. This agreement resolved issues regarding the interpretation of procedures for documenting the ordering, receipt, storage, and shipping of prescription pharmaceutical products covered by the legislation. Pursuant to the terms of the agreement, the Company reimbursed the State $1.0 million in costs and fees, and donated pharmaceutical inventory valued at $0.5 million, which were charged against previously established reserves within Accrued expenses on the Consolidated Balance Sheets. The Company paid the $1.0 million in the fourth quarter of fiscal year 2008 and donated the pharmaceutical inventory in the first quarter of fiscal year 2009. In the fourth quarter of fiscal year 2008, the State also issued and/or renewed permits to the Company’s existing Florida facilities, and released the quarantined inventory.

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

Purchase Commitments

Periodically, the Company enters into various purchase agreements with vendors to ensure the availability and pricing of products and services. These commitments represent future obligations to purchase goods and services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in these agreements are contracts that specify a minimum payment regardless of whether the Company takes delivery of the contracted products or services (take-or-pay) as well as commitments that involve a penalty in order to cancel the purchase commitment.

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

If a supply agreement for Select products between a vendor and the Physician Business or the Elder Care Business were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of April 2, 2010, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the years ended April 2, 2010, March 27, 2009 and March 28, 2008 are as follows:

	2010	2009	2008
Cash paid for:
Interest	$9,620	$9,608	$5,450
Income taxes, net	$42,605	$26,986	$31,351

During fiscal year 2010, the Company had $1,706 in non-cash investing activities related to contingent consideration.

During fiscal year 2009, the Company had $2,306 in non-cash adjustments related to new capital lease obligations.

During fiscal year 2008, the Company had $296 in non-cash adjustments relating to the Company’s purchase accounting for Activus, $1,500 related to investments in capital assets, and $1,238 related to new capital lease obligations.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2010 and 2009. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the number of selling days in a quarter, the timing of business combinations, and changes in customer’s buying patterns of supplies, equipment, and pharmaceutical products. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	Fiscal Year 2010
	Q1	Q2	Q3	Q4	Total
Net sales	$493,554	$561,976	$502,764	$496,877	$2,055,171
Gross profit	145,974	172,571	154,700	154,450	627,695
Net income	13,304	21,686	17,921	16,452	69,363

Earnings per share—Basic	$0.23	$0.37	$0.31	$0.29	$1.20
Earnings per share—Diluted	$0.23	$0.37	$0.30	$0.28	$1.18
Selling days	64	68	61	65	258

	Fiscal Year 2009
	Q1	Q2	Q3	Q4	Total
Net sales	$472,215	$491,603	$519,145	$469,728	$1,952,691
Gross profit	138,931	147,256	154,863	140,860	581,910
Net income	9,372	12,363	15,989	13,762	51,486

Earnings per share—Basic	$0.15	$0.21	$0.27	$0.23	$0.86
Earnings per share—Diluted	$0.15	$0.20	$0.27	$0.23	$0.85
Selling days	64	63	66	60	253

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. As disclosed in the table above, the selling days may fluctuate between each quarter and/or differ from the previous fiscal year.

As a result of the departure of the Company’s former Chairman and Chief Executive Officer, the Company recognized (i) a decrease of $4.4 million in long-term incentive compensation and (ii) a decrease of $1.3 million in annual cash-based incentive compensation, partially offset by $2.9 million in separation expenses.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED APRIL 2, 2010, MARCH 27, 2009, AND MARCH 28, 2008

(Dollars in Thousands)

Description	Balance at Beginning of Period	Provision Charged to Expense	Write-offs(1)	Balance at End of Period
Valuation Allowance for Accounts Receivable:
Fiscal year ended April 2, 2010	$7,041	$3,795	$4,526	$6,310
Fiscal year ended March 27, 2009	$7,011	$3,680	$3,650	$7,041
Fiscal year ended March 28, 2008	$8,686	$3,787	$5,462	$7,011

Other:(2)
Fiscal year ended April 2, 2010	$5,044	N/A	N/A	$5,923
Fiscal year ended March 27, 2009	$6,988	N/A	N/A	$5,044
Fiscal year ended March 28, 2008	$6,117	N/A	N/A	$6,988

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Includes (i) sales returns and allowance and (ii) reserve for rebates receivable.

See Report of Independent Registered Public Accounting Firm

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 2, 2010. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of April 2, 2010.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended April 2, 2010, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b)  Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited PSS World Medical, Inc. and subsidiaries (the Company) internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PSS World Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PSS World Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of April 2, 2010 and March 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 2, 2010 and the financial statement schedule, and our report dated May 26, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

May 26, 2010

Jacksonville, Florida

Certified Public Accountants

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 regarding the Company’s directors, executive officers and corporate governance is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC under the Exchange Act, relating to the Company’s fiscal year 2010 Annual Meeting of Shareholders under the sections “Corporate Governance” and “Management.”

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

There have been no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company’s last disclosure of such procedures, which appeared in the Company’s definitive 2009 Proxy Statement filed pursuant to Regulation 14A on July 10, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2010 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2010 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2010 Annual Meeting of Shareholders under the captions “ Related Person Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2010 Annual Meeting of Shareholders under the caption “Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended April 2, 2010, March 27, 2009, and March 28, 2008	F-41

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Restatement of Amended and Restated Articles of Incorporation, dated December 12, 2008 (19)

3.2	Amended and Restated Bylaws, dated December 12, 2008 (19)

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc. (6)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee. (6)

4.3	Form of 2.25% Convertible Senior Note due 2024. (6)

4.4	Indenture related to the 3.125% Convertible Senior Notes due 2014, dated as of August 4, 2008, among PSS World Medical, Inc., as issuer, U.S. Bank National Association, as trustee. (18)

4.5	Form of 3.125% Convertible Senior Note due 2014. (18)

10.1*	Amended and Restated Directors Stock Plan. (4)

10.2*	1994 Employee Stock Purchase Plan. (1)

10.3*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001). (4)

10.4	1999 Broad-Based Employee Stock Plan (4)

10.5*	PSS World Medical, Inc. 2006 Incentive Plan (14)

10.6*	Shareholder Value Plan (Portions omitted pursuant to a request for confidentiality treatment, separately filed with the SEC). (21)

10.7*	Description of Executive Officer Annual Incentive Bonus Program. (13)

Exhibit Number	Description

10.8*	Conformed Amended and Restated Savings Plan. (23)

10.9	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (4)

10.9a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger. (5)

10.9b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (6)

10.9c	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (8)

10.9d	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (9)

10.9e	Sixth Amendment to Credit Agreement, dated as of June 30, 2005, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (12)

10.9f	Seventh Amendment to the Credit Agreement, dated as of January 23, 2008, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders. (17)

10.10*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson. (3)

10.11*	Employment Agreement, dated as of August 16, 2005, by and between the Company and Gary A. Corless. (11)

10.12*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English. (7)

10.13*	Employment Agreement, dated as of January 1, 2002, by and between the Company and Bradley J. Hilton. (10)

10.14*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr. (2)

10.14a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr. (2)

10.15*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004. (9)

10.15a*	PSS World Medical Inc. Amended and Restated Director’s Deferred Compensation Plan, as amended and restated effective January 1, 2009 (20)

Exhibit Number	Description

10.15b*	PSS World Medical Inc. Amended and Restated Officer Deferred Compensation Plan, as amended and restated effective January 1, 2009 (20)

10.16*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004. (9)

10.16a*	PSS World Medical Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended and restated effective January 1, 2009 (20)

10.17*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2004. (9)

10.17a*	PSS World Medical Inc. Amended and Restated Leader’s Deferral Plan, as amended and restated effective January 1, 2009 (20)

10.18*	PSS World Medical, Inc. 2004 Non-Employee Directors’ Deferred Compensation Plan. (9)

10.18a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated 2004 Non-Employee Directors’ Deferred Compensation Plan, as amended through August 24, 2006. (15)

10.19*	Form of Restricted Stock Award Agreement. (11)

10.20*	Form of Performance-Accelerated Restricted Stock Award Agreement. (16)

10.21*	Form of Performance-Based Restricted Stock Unit Agreement. (16)

10.22*	Form of Non-statutory Stock Option Award. (18)

10.23	Purchase Agreement dated as of July 29, 2008 among PSS World Medical and Goldman, Sachs & Co. (18)

10.24	Convertible Bond Hedge Transaction Confirmation, dated July 29, 2008 between Goldman, Sachs & Co. and PSS World Medical, Inc. (18)

10.25	Issuer Warrant Transaction Confirmation dated July 29, 2008 between Goldman, Sachs & Co. and PSS World Medical, Inc. (18)

10.26*	Amended and Restated Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and David M. Bronson (20)

10.27*	Amended and Restated Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and John F. Sasen Sr. (20)

10.28*	Amended and Restated Employment Agreement related to 409A, dated as of December 29, 2008, by and between the Company and Gary A. Corless (20)

10.29*	Amendment to Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and Kevin P. English (20)

10.30*	Amendment to Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and Bradley J. Hilton (20)

10.31*	Form of Performance-Accelerated Restricted Stock Unit Agreement (22)

10.32	Separation Agreement, dated as of February 2, 2010, by and between the Company and David A. Smith

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of PSS World Medical, Inc.

Exhibit Number	Description

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

* Represents a management contract or compensatory plan or arrangement.

Footnote References
(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(2)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.
(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.
(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2004.
(8)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.
(10)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2005.
(11)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 7, 2005.
(13)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed August 29, 2006.
(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(16)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
(17)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed January 29, 2008.
(18)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed December 17, 2008
(20)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2009.
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 27, 2009.
(22)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2009.
(23)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 26, 2010.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary A. Corless Gary A. Corless	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 26, 2010

/s/ Charles E. Adair Charles E. Adair	Director	May 26, 2010

/s/ Alvin R. Carpenter Alvin R. Carpenter	Director	May 26, 2010

/s/ Jeffrey C. Crowe Jeffrey C. Crowe	Director	May 26, 2010

/s/ Steven T. Halverson Steven T. Halverson	Director	May 26, 2010

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	May 26, 2010

/s/ Delores M. Kesler Delores M. Kesler	Chairman of the Board of Directors	May 26, 2010

/s/ Stephen H. Rogers Stephen H. Rogers	Director	May 26, 2010

/s/ David M. Bronson David M. Bronson	Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)	May 26, 2010