Form 10-Q
period 2010-07-02
PSS WORLD MEDICAL INC
filed 2010-08-11
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 6, 2010 was 56,453,817 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JULY 2, 2010

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended April 2, 2010, Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s expectation that overall revenue growth will be lower than historical growth rates, due to current market conditions;

•	Management’s expectation that the Company’s business strategies will have a positive impact on future periods, helping to offset the impact of the economic slowdown on net sales;

•	Management’s estimation and expectation of future payouts of long-term incentive compensation;

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management has identified important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2010 Form 10-K and this Form 10-Q. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2010 Form 10-K and this Form 10-Q. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2010 AND APRIL 2, 2010

(Dollars in Thousands)

	July 2, 2010	April 2, 2010

ASSETS

Current Assets:
Cash and cash equivalents	$59,081	$52,751
Accounts receivable, net of allowance for doubtful accounts of $6,151 and $6,310 as of July 2, 2010 and April 2, 2010, respectively	222,544	227,888
Inventories	217,500	218,911
Prepaid expenses	6,258	5,294
Other current assets	36,596	36,820

Total current assets	541,979	541,664
Property and equipment, net of accumulated depreciation of $123,107 and $117,580 as of July 2, 2010 and April 2, 2010, respectively	103,737	105,220
Other Assets:
Goodwill	124,281	121,772
Intangibles, net of accumulated amortization of $24,115 and $25,084 as of July 2, 2010 and April 2, 2010, respectively	25,242	24,548
Other assets	77,488	78,862

Total assets (a)	$872,727	$872,066

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$125,155	$123,970
Accrued expenses	37,830	50,253
Revolving line of credit and current portion of long-term debt	1,190	881
Other current liabilities	25,577	10,954

Total current liabilities	189,752	186,058
Long-term debt, excluding current portion	189,746	187,941
Other noncurrent liabilities	77,747	90,053

Total liabilities (a)	457,245	464,052

Commitments and contingencies (Note 10)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 150,000,000 shares authorized, 56,782,946 and 57,168,296 shares issued and outstanding as of July 2, 2010 and April 2, 2010, respectively	558	562
Additional paid in capital	153,050	162,469
Retained earnings	258,736	244,983

Total PSS World Medical, Inc. shareholders’ equity	412,344	408,014
Noncontrolling interest	3,138	-

Total equity	415,482	408,014

Total liabilities and equity	$872,727	$872,066

(a)	See Footnote 3, Variable Interest Entity, for discussion of the assets and liabilities of the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 2, 2010 AND JUNE 26, 2009

(In Thousands, Except Per Share Data)

	July 2, 2010	June 26, 2009
Net sales	$478,856	$493,554
Cost of goods sold	331,009	347,580

Gross profit	147,847	145,974

General and administrative expenses	89,986	91,638
Selling expenses	32,610	32,687

Income from operations	25,251	21,649

Other (expense) income:
Interest expense	(4,137)	(4,261)
Interest and investment income	66	134
Other income, net	543	3,997

Other expense	(3,528)	(130)

Income before provision for income taxes	21,723	21,519
Provision for income taxes	7,892	8,213

Net income	13,831	13,306
Net income attributable to noncontrolling interest	78	-

Net income attributable to PSS World Medical, Inc.	$13,753	$13,306

Earnings per common share attributable to PSS World Medical, Inc.:
Basic	$0.25	$0.23
Diluted	$0.24	$0.23

Weighted average common shares outstanding, Basic	56,093	58,380
Weighted average common shares outstanding, Diluted	57,924	58,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 2, 2010 AND JUNE 26, 2009

(Dollars in Thousands)

	July 2, 2010	June 26, 2009

Cash Flows From Operating Activities:
Net income	$13,831	$13,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,942	5,245
(Benefit) provision for deferred income taxes	(413)	86
Noncash compensation expense	2,706	6,017
Amortization of intangible assets	1,444	1,252
Provision for doubtful accounts	194	1,211
Provision for deferred compensation	422	341
Amortization of debt discount and issuance costs	2,296	2,210
Loss on sales of property and equipment	18	29
Gain on sale of available for sale securities	-	(3,635)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	6,358	(1,016)
Inventories	1,441	11,891
Prepaid expenses and other current assets	(1,127)	(5,120)
Other assets	(1,929)	(338)
Accounts payable	974	6,284
Accrued expenses and other liabilities	(5,248)	7,146

Net cash provided by operating activities	26,909	44,909

Cash Flows From Investing Activities:
Capital expenditures	(4,338)	(7,631)
Payment for investment in variable interest entity, net of cash	(3,277)	-
Payments for business acquisitions, net of cash acquired	(85)	(2,123)
Proceeds from sale of available for sale securities	-	10,681
Other	(308)	(111)

Net cash (used in) provided by investing activities	(8,008)	816

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(13,069)	(35)
Excess tax benefits from share-based compensation arrangements	494	526
Proceeds from exercise of stock options	253	1,611
Payments under capital lease obligations	(211)	(227)
Other	(38)	-

Net cash (used in) provided by financing activities	(12,571)	1,875

Net increase in cash and cash equivalents	6,330	47,600
Cash and cash equivalents, beginning of period	52,751	82,031

Cash and cash equivalents, end of period	$59,081	$129,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2010 AND JUNE 26, 2009

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. The Company holds an interest in a variable interest entity (“VIE”) that was consolidated by the Company as of July 2, 2010. See Footnote 3, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The condensed consolidated balance sheet as of April 2, 2010 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 2, 2010. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2010.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2011 and 2010 consist of 52 weeks or 253 selling days and 53 weeks or 258 selling days, respectively. The three months ended July 2, 2010 and June 26, 2009 each consisted of 64 selling days, respectively. Fluctuations in the number of selling days during a period can have a significant impact on the Company’s results of operations and cash flows.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Stock Repurchase Program

The Company repurchases its common stock under a stock repurchase program authorized by the Company’s Board of Directors. During the three months ended July 2, 2010, the Company repurchased 571,000 shares of common stock at an average price of $22.87 per common share for $13,069.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 2, 2010 to July 2, 2010.

(in thousands)	Shares
Balance, April 2, 2010	3,317
Shares repurchased	(571)

Balance, July 2, 2011	2,746

2.	RECENT ACCOUNTING PRONOUNCEMENTS

During fiscal year 2011, the Company adopted a new accounting standard that changes the consolidation model for VIEs. Variable interest entities are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance the entity’s activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, defined as the party which (i) has the power to direct those activities that most significantly impact the entity’s economic performance and (ii) has an obligation to absorb an entity’s losses or a right to receive benefits from an entity that could be potentially significant to the entity. The standard requires ongoing reassessments to determine whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. See Footnote 3, Variable Interest Entity, for further discussion.

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. The Company will adopt this update prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this update.

3.	VARIABLE INTEREST ENTITY

On June 25, 2010, the Company entered into an agreement with Pathway Health Services, Inc. (“Pathway”), a consulting services company within the Elder Care market, under which the Company purchased a $3.3 million convertible note issued by Pathway. The note may be converted, at the Company’s discretion, into 73% of Pathway’s common stock. The Company also acquired a call option and issued a put option for Pathway’s common stock, both of which may be exercised if certain sales thresholds are met or time restrictions lapse. Under the agreement, the Company obtained a majority of seats and control of Pathway’s Board of Directors. The convertible note was considered to be a variable interest and the Company was determined to be the primary beneficiary of Pathway.

The Company has consolidated Pathway under the purchase method of accounting and recorded noncontrolling interest under current accounting guidance for consolidations. The consolidated assets and liabilities, operating results and cash flows of Pathway are not considered significant to the Company’s financial position, operating results, or cash flows. Pathway’s assets cannot be used to settle the Company’s obligations and Pathway’s creditors have no recourse to the general credit of the Company.

4.	EQUITY INVESTMENT

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”) for $10,681, resulting in a gain of $3,635, or $2,254 net of tax, recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 26, 2009.

5.	EARNINGS PER SHARE

Basic earnings per common share attributable to PSS World Medical, Inc. is computed by dividing Net income attributable to PSS World Medical, Inc. by the weighted average number of the Company’s common shares outstanding during the period. Diluted earnings per common share attributable to PSS World Medical, Inc. is computed by dividing Net income attributable to PSS World Medical, Inc. by the weighted average number of the Company’s common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of outstanding convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended July 2, 2010 and June 26, 2009:

	For the Three Months Ended
(in thousands)	July 2, 2010	June 26, 2009
Denominator-weighted average shares outstanding used in computing basic earnings per common share	56,093	58,380
Assumed exercise of stock options(a)	228	326
Assumed vesting of restricted stock	793	153
Assumed conversion of the 2008 Notes	810	-

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	57,924	58,859

(a)	There were no antidilutive options outstanding as of July 2, 2010. Options to purchase 200,000 shares of outstanding common stock as of June 26, 2009 were not included in the computation of diluted earnings per share because the options’ inclusion would be antidilutive.

In accordance with accounting guidance for calculating earnings per share, the Company included shares underlying the $230.0 million principal amount of 3.125% senior convertible notes (“2008 Notes”) in its diluted weighted average shares outstanding during the three months ended July 2, 2010. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included. This was based upon the amount by which the average stock price exceeded the conversion price of $21.22. If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to the warrants, using the treasury stock method, will also be included. Prior to conversion, the purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

6.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three months ended July 2, 2010 and June 26, 2009:

	For the Three Months Ended
(in thousands)	July 2, 2010	June 26, 2009
Net income	$13,831	$13,306
Unrealized holding gains on available-for-sale investments, net of income taxes	-	56
Unrealized holding gains on interest rate swap, net of income taxes	-	91
Reclassification of gains on available for sale investments included in net income previously recognized in other comprehensive income	-	(2,260)

Comprehensive income	13,831	11,193
Comprehensive income attributable to noncontrolling interest	78	-

Comprehensive income attributable to PSS World Medical, Inc.	$13,753	$11,193

The unrealized holding gains and losses on available-for-sale investments related to the Company’s previous investment in athena, as discussed in Footnote 4, Equity Investment.

The unrealized holding gains and losses on the interest rate swap related to the Company’s interest rate swap agreement, which matured during fiscal year 2010.

7.	INCENTIVE AND STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost as compensation expense on a straight-line basis, net of estimated forfeitures, over the awards estimated vesting period. The Company’s stock-based compensation expense is recorded in General and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations.

Restricted Stock Awards

The Company issues (i) restricted stock which vests based on the recipient’s continued service over time (“Time-Based Awards”) and (ii) restricted stock or restricted stock units which vest based on the Company achieving specified performance measurements (“Performance-Based Awards”).

Performance-Based Awards

On June 10, 2010, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock units (“PARS Units”) to certain of the Company’s executive officers. These awards were granted under the Company’s 2006 Incentive Plan.

Fiscal Year 2011 Issuances

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

Change in Estimate

During the three months ended July 2, 2010, the Company changed the number of estimated shares to be delivered on previously issued Performance Shares. The impact of the change in estimate was not considered significant to the Company’s operating results or financial position.

During the three months ended June 26, 2009, the Company changed (i) the number of estimated shares to be delivered on previously issued Performance Shares due to an increase in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates and (ii) the vesting period of previously issued PARS awards, which impacted the related expected forfeitures over the remaining vesting period.

As a result of the change in accounting estimates during the three months ended June 26, 2009, stock based compensation expense increased $4,255, $2,638 net of tax, or $0.04 per diluted share for the three months ended June 26, 2009.

These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

Total stock-based compensation expense during the three months ended July 2, 2010 and June 26, 2009 was approximately $2,706 and $5,912, respectively, with related income tax benefits of $1,029 and $2,247, respectively.

As of July 2, 2010, there was $14,710 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 1.3 years.

Outstanding stock-based awards granted under equity incentive plans as of July 2, 2010 and April 2, 2010 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS	PARS
					Deferred
(in thousands)	Units	Units	Shares	Shares	Units	Shares
Balance, April 2, 2010	515	88	652	317	11	558
Granted	92	101	-	-	1	-
Addition from change in estimate	33	-	-	-	-	-
Vested / Exercised	(164)	-	(67)	(5)	-	(34)
Forfeited	-	-	(14)	(6)	-	-

Balance, July 2, 2010	476	189	571	306	12	524

Corporate Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee of the Board of Directors approved the 2008 Shareholder Value Plan (“2008 SVP”), a cash based performance award program under the 2006 Incentive Plan. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to April 1, 2011. The Company had approximately $7,372 and $6,820 of accrued compensation cost related to the 2008 SVP as of July 2, 2010 and April 2, 2010, respectively. The accrual was recorded in Other current liabilities and Other noncurrent liabilities as of July 2, 2010 and April 2, 2010, respectively, due to the timing of the projected payout in June 2011.

8.	ACCRUED EXPENSES

Accrued expenses as of July 2, 2010 and April 2, 2010 were as follows:

	As of
	July 2, 2010	April 2, 2010
Accrued payroll	$14,923	$14,848
Accrued annual incentive compensation	3,598	17,912
Other	19,309	17,493

Accrued expenses	$37,830	$50,253

9.	SEGMENT INFORMATION

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

	For the Three Months Ended
	July 2, 2010	June 26, 2009
Net Sales:
Physician Business	$327,403	$342,292
Elder Care Business	151,202	150,381
Corporate Shared Services	251	881

Total net sales	$478,856	$493,554

Income from Operations:
Physician Business	$27,622	$28,718
Elder Care Business	7,929	7,124
Corporate Shared Services	(10,300)	(14,193)

Total income from operations	$25,251	$21,649

Income Before Provision for Income Taxes:
Physician Business	$26,983	$27,994
Elder Care Business	5,990	5,175
Corporate Shared Services	(11,250)	(11,650)

Total income before provision for income taxes	$21,723	$21,519

	As of
	July 2, 2010	April 2, 2010
Total Assets:
Physician Business	$425,323	$440,916
Elder Care Business	307,738	298,063
Corporate Shared Services	139,666	133,087

Total assets	$872,727	$872,066

10.	COMMITMENTS AND CONTINGENCIES

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one-fourth to one times their annual base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from three-fourths to two times their annual base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from three months to two years.

If a supply agreement for Select products between a vendor and the Physician Business or the Elder Care Business were to be terminated, the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of July 2, 2010, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

11.	FAIR VALUE MEASUREMENTS

The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1:	Inputs using unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2:	Inputs or other than quoted prices in markets that are observable for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are both significant to the fair value measurement and unobservable.

The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of July 2, 2010, by level within the fair value hierarchy:

(in thousands)
July 2, 2010	Level 1	Level 2	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$-	$-	$947	$947

Liabilities:
Deferred compensation(b)	$68,341	$-	$-	$68,341

April 2, 2010	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred compensation(b)	$69,263	$-	$-	$69,263

(a)	Relates to the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated VIE, which is located in Other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 3, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based off of participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

The following table summarizes the change in the fair value for Level 3 instruments for the three months ended July 2, 2010:

Level 3 Instruments
Balance, April 2, 2010	$-
Additions	947

Balance, July 2, 2010	$947

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at July 2, 2010 and April 2, 2010 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $264,100 and $285,800, respectively.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the three months ended July 2, 2010 and June 26, 2009 are as follows:

	Three Months Ended
	July 2, 2010	June 26, 2009
Cash paid for:
Interest	$133	$651
Income taxes, net	$5,814	$318

During the three months ended July 2, 2010 and June 26, 2009, the Company did not have any material non-cash transactions.

During the three months ended July 2, 2010, the Company paid $5,266 related to the Company’s fiscal year 2010 federal and state tax liabilities.

13.	SUBSEQUENT EVENTS

Subsequent to July 2, 2010, the Company repurchased approximately 600,000 shares of its common stock under the Company’s stock repurchase program. These shares were purchased in the open market for approximately $11,700. The Company intends to retire these shares during the second quarter of fiscal year 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 40 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 9, Segment Information, of the condensed consolidated financial statements.

PSSI is a market leader in the two alternate-site segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select Medical Products® and other specialty brand products (collectively “Select”); innovative information systems and technology that serve its core markets; and a culture of performance.

EXECUTIVE OVERVIEW

During the first quarter of fiscal year 2011, consolidated net sales decreased 3.0%, while net sales in the Physician Business decreased 4.3% compared to the same period in the prior year. Excluding H1N1/Swine flu-related product sales included in fiscal year 2010, consolidated net sales decreased 1.2% and Physician Business sales decreased 1.8% period over period. The demand for the Company’s products is, among other factors, dependent upon the state of the economy in the markets in which it operates. The decline in sales period over period is attributable to overall economic conditions and a decrease in patient visits to physician offices. The Company expects near term growth rates to remain lower than historic growth rates based on current economic conditions and lower patient volume.

Net sales in the Elder Care Business grew 0.5% compared to the first quarter of the prior year, with 9.4% growth in the hospice and home health customer segment, partially offset by a 3.5% decline in net sales within the nursing home and assisted living customer segment.

Income from operations increased 16.6% or $3.6 million to $25.3 million during the three months ended July 2, 2010 when compared to the same period in the prior year due to management’s continued focus on its margin improvement initiatives, a decrease in incentive compensation costs, and other cost containment measures.

Cash flow from operating activities during the three months ended July 2, 2010 was $26.9 million, a part of which funded the buyback of approximately 0.6 million shares.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended
(dollars in millions)	July 2, 2010	June 26, 2009	Percent Change
Physician Business	$327.4	$342.3	(4.3)%
Elder Care Business	151.2	150.4	0.5
Corporate Shared Services	0.3	0.9	(66.7)

Total Company	$478.9	$493.6	(3.0)%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended
(dollars in millions)	July 2, 2010	June 26, 2009	Percent Change
Branded(a)	$179.2	$190.2	(5.8)%
Select(b)	50.3	46.5	8.2
Pharmaceuticals	72.1	77.4	(6.8)
Equipment	23.8	26.8	(11.3)
Other	2.0	1.4	43.3

Total	$327.4	$342.3	(4.3)%

Selling days	64	64

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables, lab diagnostics, and equipment.

Net sales during the three months ended July 2, 2010 were impacted by decreased physician office visits, overall economic conditions, and decreased product sales of approximately $9.0 million related to the fiscal year 2010 H1N1/Swine flu pandemic.

Select product sales increased during the three months ended July 2, 2010 due to continued focus on, and expansion of, the Select product line. Pharmaceutical sales decreased during the three months ended July 2, 2010 due to decreased physician office visits discussed above and increased sales in generic pharmaceuticals, which have lower prices but higher gross margins. Equipment sales decreased due to the current economic conditions and lenders’ tightened credit policies which negatively impacted customers’ ability to obtain equipment financing.

During the first quarter of fiscal year 2010, the Physician Business launched its Reach initiative to capture new customers. This initiative resulted in over 7,700 new customers during the three months ended July 2, 2010. The Company expects this strategic initiative to have a positive impact on future periods, helping to further offset the impact of the economic slowdown on net sales.

Elder Care Business

Management evaluates the Elder Care business by customer category. The following table summarizes the change in net sales by customer category period over period.

	For the Three Months Ended
(dollars in millions)	July 2, 2010	June 26, 2009	Percent Change
Nursing home and assisted living facilities	$88.7	$91.9	(3.5)%
Hospice and home health care agencies	48.1	43.9	9.4
Billing services	3.0	3.0	-
Other	11.4	11.6	(1.2)

Total	$151.2	$150.4	0.5%

Selling days	64	64

Net sales during the three months ended July 2, 2010 compared to the same period in the prior year increased approximately $0.8 million. Net sales in the nursing home and assisted living customer segments were negatively impacted by competitive pressure within the regional nursing home group.

Net sales growth in the hospice and home health care customer segments during the quarter reflected the continued successful execution of strategies to diversify its customer base through expansion in the home health care market and other non-facility based care.

Across its Elder Care customer segments, Select product sales decreased 3.7% during the three months ended July 2, 2010, when compared to the same period in the prior year. This decrease is attributed to increased competitive pricing pressure and decreased sales in the nursing home and assisted living customer segments.

GROSS PROFIT

In the Physician Business, gross profit dollars increased $0.3 million during the three months ended July 2, 2010, while gross profit as a percentage of net sales (“gross margin”) increased 149 basis points when compared to the same quarter in the prior year. These increases resulted from increased Select product sales, gross margin enhancement initiatives, and a shift in product mix to generic pharmaceutical sales, which have higher gross margins.

In the Elder Care Business, gross profit dollars increased $1.7 million during the three months ended July 2, 2010 and gross margin increased 95 basis points, from the same quarter in the prior year. These increases resulted from effective inventory cost initiatives, increased gross profit from the Company’s Medicare Part B and Medicaid billing service provider and growth in the hospice and home healthcare customer segment.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	July 2, 2010		June 26, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business(a)	$49.8	15.2%	$48.2	14.1%	$1.6
Elder Care Business(a)	29.9	19.8	29.2	19.4	0.7
Corporate Shared Services(b)	10.3	2.1	14.2	2.9	(3.9)

Total Company(b)	$90.0	18.8%	$91.6	18.6%	$(1.6)

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

General and administrative expenses remained consistent in the Physician and Elder Care Businesses when compared to the same period in the prior year.

Corporate Shared Services

General and administrative expenses for the three months ended July 2, 2010 decreased $3.9 million when compared to the same period in the prior year. This decrease is attributable to (i) decreased stock-based compensation expense of $3.2 million, related to a change in estimated performance achievement during the three months ended June 26, 2009 and the related compensation accrual recognized during that period, and (ii) decreased bonus expense of $1.4 million related to the Company’s estimated performance achievement versus the prior year. This was partially offset by an increase in payroll and payroll related costs of $1.5 million related to general merit and benefit increases and decreased capitalized salaries related to internally developed software projects.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended
	July 2, 2010		June 26, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase
Physician Business	$27.4	8.4%	$27.6	8.1%	$(0.2)
Elder Care Business	5.2	3.4	5.1	3.4	0.1

Total Company	$32.6	6.8%	$32.7	6.6%	$(0.1)

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross margin. The change in selling expense for the Physician Business and the Elder Care Business was consistent period over period.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended
	July 2, 2010		June 26, 2009
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$7.9	36.3%	$8.2	38.2%	$(0.3)

The effective rate for the quarter was favorably impacted by a decrease in non-deductible meal and entertainment expenses, state tax credits related to employment incentives, and the Company’s non-U.S. earnings which are generally subject to tax at rates lower than the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	July 2, 2010	June 26, 2009
Days Sales Outstanding:(a)
Physician Business	38.2	39.1
Elder Care Business	48.3	49.7

Days On Hand:(b)
Physician Business	54.3	54.7
Elder Care Business	56.4	52.0

Days in Accounts Payable:(c)
Physician Business	37.9	39.8
Elder Care Business	22.6	23.3

Cash Conversion Days:(d)
Physician Business	54.7	54.0
Elder Care Business	82.1	78.4

Inventory Turnover:(e)
Physician Business	6.6x	6.6x
Elder Care Business	6.4x	6.9x

Return on Committed Capital(f)
Total Company	27.4	28.4

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income less (i) provision for income taxes, (ii) amortization, and (iii) interest expense. Committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	July 2, 2010	April 2, 2010
Capital Structure:
Convertible senior notes, net	$189.2	$187.1
Revolving line of credit	0.4	-
Other debt	1.4	1.7
Cash and cash equivalents	(59.1)	(52.8)

Net debt	131.9	136.0
Total equity	415.5	408.0

Total Capital	$547.4	$544.0

Operating Working Capital:
Accounts receivable, net	$222.5	$227.9
Inventories	217.5	218.9
Accounts payable	(125.2)	(124.0)

	$314.8	$322.8

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.9 million and $44.9 million for the three months ended July 2, 2010 and June 26, 2009, respectively.

Net cash provided by operating activities during the three months ended July 2, 2010 was the result of net income adjusted for noncash expenses, which included $2.7 million related to noncash compensation expense, and a change in operating working capital of approximately $8.8 million.

As of July 2, 2010, the Company has a deferred income tax liability of $17.4 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next three years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(8.0) million and $0.8 million during the three months ended July 2, 2010 and June 26, 2009, respectively, and was impacted by the following factors:

•

Capital expenditures totaled $4.3 million and $7.6 million during the three months ended July 2, 2010 and June 26, 2009, respectively, of which approximately $2.7 million and $6.4 million, respectively, related to development and enhancement of the Company’s ERP system, contracts and rebates system, warehouse management system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions and enhancements were approximately $0.5 million and $0.6 million during the three months ended July 2, 2010 and June 26, 2009, respectively.

•	During the three months ended July 2, 2010, the Company purchased a $3.3 million convertible note issued by Pathway. See Footnote 3, Variable Interest Entity, for additional information.

•

During the three months ended June 26, 2009, the Company sold its remaining investment in athenahealth for $10.7 million, resulting in a gain of approximately $3.6 million or $2.3 million, net of taxes.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(12.6) million and $1.9 million during the three months ended July 2, 2010 and June 26, 2009, respectively, and was impacted by the following factors:

•	The Company repurchased approximately 0.6 million shares of common stock at an average price of $22.87 per common share for approximately $13.1 million, during the three months ended July 2, 2010.

•	The Company received proceeds from the exercise of stock options of approximately $0.3 million and $1.6 million during the three months ended July 2, 2010 and June 26, 2009, respectively.

Capital Resources

The capital and credit markets continue to experience adverse conditions. The resulting restricted access to capital along with significant volatility in the capital markets have increased the costs associated with issuing or refinancing debt because of increased risk spreads over relevant interest rate benchmarks. While the Company believes it is well positioned, there can be no guarantee the recent disruptions in the overall economy and the financial markets will not adversely impact the business and results of operations.

The Company finances its business through cash generated from operations, proceeds from the $230.0 million senior convertible notes offering (“2008 Notes”) and the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services, and access to products and services from suppliers. Given current operating, economic and industry conditions, management believes demand for products and services will grow at slower rates. The Company’s capital structure provides the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

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

Impact on Diluted Weighted Average Shares

In accordance with accounting guidance for calculating earnings per share, the 2008 Notes will have no impact on diluted earnings per share until the Company’s average common stock price, as defined, exceeds the conversion price of $21.22 per share (the conversion price for the 2008 Notes). See Footnote 5, Earnings Per Share, for further information.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. There were no material changes outside the normal course of business from the obligations reported as of April 2, 2010.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates are disclosed in the Annual Report on Form 10-K for the fiscal year ended April 2, 2010 filed on May 26, 2010 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in the Annual Report.

Recent Accounting Pronouncements

During fiscal year 2011, the Company adopted a new accounting standard that changes the consolidation model for VIEs. Variable interest entities are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance the entity’s activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, defined as the party which (i) has the power to direct those activities that most significantly impact the entity’s economic performance and (ii) has an obligation to absorb an entity’s losses or a right to receive benefits from an entity that could be potentially significant to the entity. The standard requires ongoing reassessments to determine whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. See Footnote 3, Variable Interest Entity, for further discussion.

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. The Company will adopt this update prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this update.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 2, 2010 filed on May 26, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended April 2, 2010, filed on May 26, 2010. Such factors could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has potential exposure to risks other than those described in the Company’s Annual Report on Form 10-K. Additional risks and uncertainties not currently known to management, or risks that management currently deem to be immaterial, could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended April 2, 2010.

The viability of the Company’s customers may be threatened by various factors.

The Company has been negatively impacted in the past, and could be negatively impacted in the future, when customers experience disruptions resulting from tighter capital and credit markets or a loss of patient revenue due to changes in the general economy. Customers have, and may continue to modify, delay, or cancel plans to purchase the Company’s products or services. Additionally, if customers’ operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Any inability of customers to pay for products and services, may adversely affect the Company’s earnings and cash flow.

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

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under a stock repurchase program authorized by the Company’s Board of Directors. As of April 2, 2010, there were 3.3 million shares available for repurchase in the open market, in privately negotiated transactions, or otherwise under the existing stock repurchase program. The share repurchase program does not have an expiration date.

The following table summarizes the Company’s repurchase activity during the three months ended July 2, 2010.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
April 3 - May 2	-	$-	-	3,317,167
May 3 - June 2	76,474	22.96	76,474	3,240,693
June 3 - July 2	494,985	22.86	494,985	2,745,708

Total first quarter	571,459	$22.87	571,459	2,745,708

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 11, 2010.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)