Form 10-Q
period 2010-10-01
PSS WORLD MEDICAL INC
filed 2010-11-10
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 4, 2010 was 55,260,559 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

OCTOBER 1, 2010

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s expectation that overall revenue growth will be slower than historical growth rates, due to current market conditions;

•	Management’s expectation that the Company’s business strategies will have a positive impact on future periods, helping to offset the impact of the economic slowdown on net sales;

•	Management’s estimation and expectation of future payouts of long-term incentive compensation;

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2010 AND APRIL 2, 2010

(Dollars in Thousands)

	October 1, 2010	April 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$22,949	$52,751
Accounts receivable, net of allowance for doubtful accounts of $6,113 and $6,310 as of October 1, 2010 and April 2, 2010, respectively	232,014	227,888
Inventories	220,846	218,911
Prepaid expenses	7,283	5,294
Other current assets	53,209	36,820

Total current assets	536,301	541,664
Property and equipment, net of accumulated depreciation of $129,213 and $117,580 as of October 1, 2010 and April 2, 2010, respectively	101,269	105,220
Other Assets:
Goodwill	128,745	121,772
Intangibles, net of accumulated amortization of $25,616 and $25,084 as of October 1, 2010 and April 2, 2010, respectively	26,440	24,548
Other assets	84,933	78,862

Total assets (a)	$877,688	$872,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$137,431	$123,970
Accrued expenses	33,804	50,253
Revolving line of credit and current portion of long-term debt	1,297	881
Other current liabilities	26,574	10,954

Total current liabilities	199,106	186,058
Long-term debt, excluding current portion	191,667	187,941
Other noncurrent liabilities	86,420	90,053

Total liabilities (a)	477,193	464,052

Commitments and contingencies (Note 10)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 54,930,039 and 57,168,296 shares issued and outstanding as of October 1, 2010 and April 2, 2010, respectively	540	562
Additional paid in capital	118,437	162,469
Retained earnings	278,293	244,983

Total PSS World Medical, Inc. shareholders’ equity	397,270	408,014
Noncontrolling interest	3,225	—

Total equity	400,495	408,014

Total liabilities and equity	$877,688	$872,066

(a)	See Footnote 3, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 1, 2010 AND OCTOBER 2, 2009

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net sales	$496,188	$561,976	$975,045	$1,055,530
Cost of goods sold	339,063	389,405	670,074	736,985

Gross profit	157,125	172,571	304,971	318,545
General and administrative expenses	87,398	97,208	177,384	188,846
Selling expenses	34,298	36,728	66,908	69,415

Income from operations	35,429	38,635	60,679	60,284

Other (expense) income:
Interest expense	(4,226)	(4,532)	(8,363)	(8,793)
Interest and investment income	46	95	112	230
Other income, net	412	452	955	4,447

Other expense	(3,768)	(3,985)	(7,296)	(4,116)

Income before provision for income taxes	31,661	34,650	53,383	56,168
Provision for income taxes	12,017	12,964	19,908	21,178

Net income	19,644	21,686	33,475	34,990
Net income attributable to noncontrolling interest	87	—	165	—

Net income attributable to PSS World Medical, Inc.	$19,557	$21,686	$33,310	$34,990

Earnings per common share attributable to PSS World Medical, Inc.:
Basic	$0.36	$0.37	$0.60	$0.60
Diluted	$0.35	$0.37	$0.59	$0.59
Weighted average common shares outstanding:
Basic	54,985	58,566	55,539	58,477
Diluted	55,887	59,390	56,905	59,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 1, 2010 AND OCTOBER 2, 2009

(Dollars in Thousands)

	Six Months Ended
	October 1, 2010	October 2, 2009
Cash Flows From Operating Activities:
Net income	$33,475	$34,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,041	10,501
(Benefit) provision for deferred income taxes	(2,842)	1,256
Noncash compensation expense	5,262	10,430
Amortization of debt discount and issuance costs	4,636	4,613
Amortization of intangible assets	2,944	2,442
Provision for doubtful accounts	814	2,461
Provision for deferred compensation	805	781
Loss on sales of property and equipment	19	63
Gain on sale of available for sale securities	—	(3,635)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(3,755)	(29,764)
Inventories	(1,744)	(4,247)
Prepaid expenses and other current assets	(13,812)	(10,102)
Other assets	(4,136)	(3,215)
Accounts payable	12,543	28,761
Accrued expenses and other liabilities	(7,710)	8,219

Net cash provided by operating activities	38,540	53,554

Cash Flows From Investing Activities:
Capital expenditures	(7,961)	(14,885)
Payments for business acquisitions, net of cash acquired	(6,453)	(3,887)
Payment for investment in variable interest entity, net of cash	(3,277)	—
Proceeds from sale of available for sale securities	—	10,681
Other	(548)	12

Net cash used in investing activities	(18,239)	(8,079)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(51,727)	(451)
Repayments on the revolving line of credit	(17,150)	—
Proceeds from borrowings on the revolving line of credit	17,150	—
Excess tax benefits from share-based compensation arrangements	1,102	1,130
Proceeds from exercise of stock options	874	2,364
Payments under capital lease obligations	(425)	(460)
Other	73	—

Net cash (used in) provided by financing activities	(50,103)	2,583

Net (decrease) increase in cash and cash equivalents	(29,802)	48,058
Cash and cash equivalents, beginning of period	52,751	82,031

Cash and cash equivalents, end of period	$22,949	$130,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2010 AND OCTOBER 2, 2009

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. The Company holds an interest in a variable interest entity (“VIE”) that is consolidated by the Company. See Footnote 3, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a broad customer base. A third segment, Corporate Shared Services, includes corporate departments which support the operating activities and various initiatives of the operating segments, and engage in certain other operating and administrative activities.

The condensed consolidated balance sheet as of April 2, 2010 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 2, 2010 except as noted in the Reclassification section below. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2010.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2011 and 2010 consist of 52 weeks or 253 selling days and 53 weeks or 258 selling days, respectively. The three and six months ended October 1, 2010 consisted of 63 and 127 selling days, respectively, while the three and six months ended October 2, 2009 consisted of 68 and 132 selling days, respectively. Fluctuations in the number of selling days during a period can have a significant impact on the Company’s results of operations and cash flows.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

Certain items previously reported in financial statement captions have been reclassified to conform to the current financial statement presentation.

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

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 2, 2010 to October 1, 2010.

(in thousands)	Shares
Shares available for repurchase, April 2, 2010	3,317
Additional shares authorized for repurchase	2,763
Shares repurchased	(2,593)

Shares available for repurchase, October 1, 2010	3,487

During the six months ended October 1, 2010, the Company repurchased approximately 2,593,000 shares of common stock at an average price of $19.95 per common share for $51,727, which reduced Additional paid in capital on the Unaudited Condensed Consolidated Balance Sheets by approximately $51,702.

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

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The provisions of this accounting standard will not impact the Company’s consolidated financial position or statement of operations, as its requirements are disclosure-only in nature.

3.	VARIABLE INTEREST ENTITY

On June 25, 2010, the Company entered into an agreement with Pathway Health Services, Inc. (“Pathway”), a consulting services company within the Elder Care market, under which the Company purchased a $3.3 million convertible note issued by Pathway. The note may be converted, at the Company’s discretion, into 73% of Pathway’s common stock. The Company also acquired a call option and issued a put option for Pathway’s common stock, both of which may be exercised if certain sales thresholds are met and time restrictions lapse. Under the agreement, the Company obtained a majority of seats and control of Pathway’s Board of Directors. The convertible note was considered to be a variable interest and the Company was determined to be the primary beneficiary of Pathway.

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

In April 2009, the Company sold its remaining investment in athenahealth, Inc. (“athena”) for $10,681, resulting in a gain of $3,635, or $2,254 net of tax, recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Operations for the six months ended October 2, 2009.

5.	EARNINGS PER SHARE

Basic earnings per common share attributable to PSS World Medical, Inc. is computed by dividing Net income attributable to PSS World Medical, Inc. by the weighted average number of the Company’s common shares outstanding during the period. Diluted earnings per common share attributable to PSS World Medical, Inc. is computed by dividing Net income attributable to PSS World Medical, Inc. by the weighted average number of the Company’s common shares and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential impact of outstanding convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended October 1, 2010 and October 2, 2009:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Denominator-weighted average shares outstanding used in computing basic earnings per common share	54,985	58,566	55,539	58,477
Assumed exercise of stock options(a)	179	342	203	334
Assumed vesting of restricted stock	723	482	758	361
Assumed conversion of the 2008 Notes	—	—	405	—

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	55,887	59,390	56,905	59,172

(a)	There were no antidilutive options outstanding as of October 1, 2010 and October 2, 2009.

In accordance with accounting guidance for calculating earnings per share, the Company included shares underlying the $230.0 million principal amount of 3.125% senior convertible notes (“2008 Notes”) in its diluted weighted average shares outstanding during the six months ended October 1, 2010. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22. The average stock price did not exceed the conversion price during the three months ended October 1, 2010 and the three and six months ended October 2, 2009. If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to the warrants, using the treasury stock method, will also be included. Prior to conversion, the purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

6.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and six months ended October 1, 2010 and October 2, 2009:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income	$19,644	$21,686	$33,475	$34,990
Unrealized holding gains on available-for-sale investments, net of income taxes	—	—	—	56
Unrealized holding gains on interest rate swap, net of income taxes	—	146	—	237
Reclassification of gains on available for sale investments included in net income previously recognized in other comprehensive income	—	—	—	(2,260)

Comprehensive income	19,644	21,832	33,475	33,023
Comprehensive income attributable to noncontrolling interest	87	—	165	—

Comprehensive income attributable to PSS World Medical, Inc.	$19,557	$21,832	$33,310	$33,023

The unrealized holding gains and losses on available-for-sale investments relate to the Company’s previous investment in athena, as discussed in Footnote 4, Equity Investment.

The unrealized holding gains and losses on the interest rate swap relate to the interest rate swap on the Company’s revolving line of credit, which matured during fiscal year 2010.

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

The PARS Units will vest on the five-year anniversary of the grant date and convert to shares of common stock, subject to accelerated vesting after three years if the Company achieves an earnings per share growth target, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. Upon vesting, the grantees may defer acceptance of the units to a later date, whereas the units will remain outstanding.

Change in Estimate

During the six months ended October 1, 2010, the Company changed the number of estimated shares to be delivered on previously issued Performance Shares. The impact of the change in estimate was not considered significant to the Company’s operating results or financial position.

During the six months ended October 2, 2009, the Company changed (i) the number of estimated shares to be delivered on previously issued Performance Shares due to an increase in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates and (ii) the vesting period of previously issued PARS awards, which impacted the related expected forfeitures over the remaining vesting period.

As a result of the change in accounting estimates during the three and six months ended October 2, 2009, stock based compensation expense increased $2,197, $1,362 net of tax, or $0.02 per diluted share for the three months ended October 2, 2009 and increased $6,507, $4,034 net of tax, or $0.07 per diluted share for the six months ended October 2, 2009.

These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

Total stock-based compensation expense during the three months ended October 1, 2010 and October 2, 2009 was approximately $2,556 and $4,042, respectively, with related income tax benefits of $972 and $1,536, respectively. Total stock-based compensation expense during the six months ended October 1, 2010 and October 2, 2009 was approximately $5,262 and $9,954, respectively, with related income tax benefits of $2,001 and $3,378, respectively.

As of October 1, 2010, there was $13,232 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 1.5 years.

Outstanding stock-based awards granted under equity incentive plans as of October 1, 2010 and April 2, 2010 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS	PARS	Shares	Deferred Units	Shares
(in thousands)	Units	Units	Shares
Balance, April 2, 2010	515	88	652	321	11	558
Granted	92	101	—	63	2	—
Addition from change in estimate	43	—	—	—	—	—
Vested / Exercised	(164)	—	(67)	(79)	—	(144)
Forfeited	—	—	(23)	(11)	—	—

Balance, October 1, 2010	486	189	562	294	13	414

Corporate Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee of the Board of Directors approved the 2008 Shareholder Value Plan (“2008 SVP”), a cash based performance award program under the 2006 Incentive Plan. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to April 1, 2011. The Company had approximately $8,571 and $6,820 of accrued compensation cost related to the 2008 SVP as of October 1, 2010 and April 2, 2010, respectively. The accrual was recorded in Other current liabilities and Other noncurrent liabilities as of October 1, 2010 and April 2, 2010, respectively, due to the timing of the projected payout in June 2011.

8.	ACCRUED EXPENSES

Accrued expenses as of October 1, 2010 and April 2, 2010 were as follows:

	As of
	October 1, 2010	April 2, 2010
Accrued payroll	$14,380	$14,848
Accrued annual incentive compensation	5,484	17,912
Other	13,940	17,493

Accrued expenses	$33,804	$50,253

9.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately based on the unique product and service offering required by the markets they serve. The Company evaluates the operating performance of its segments based mainly on net sales and income from operations. Corporate Shared Services allocates a portion of its costs and interest expense to the operating segments. The allocation of shared operating costs is generally proportionate to the revenues of each operating segment. Interest expense is allocated based on an internal carrying value of historical capital used to acquire or develop the operating segments’ operations. The following tables present financial information about the Company’s business segments:

	For the Three Months Ended		For the Six Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net Sales:
Physician Business	$343,403	$398,531	$670,806	$740,823
Elder Care Business	152,173	162,970	303,376	313,351
Corporate Shared Services	612	475	863	1,356

Total net sales	$496,188	$561,976	$975,045	$1,055,530

Income (Loss) from Operations:
Physician Business	$37,130	$42,546	$64,753	$71,264
Elder Care Business	8,759	11,632	16,688	18,755
Corporate Shared Services	(10,460)	(15,543)	(20,762)	(29,735)

Total income from operations	$35,429	$38,635	$60,679	$60,284

Income (Loss) Before Provision for Income Taxes:
Physician Business	$36,399	$41,858	$63,382	$69,850
Elder Care Business	6,736	9,631	12,725	14,806
Corporate Shared Services	(11,474)	(16,839)	(22,724)	(28,488)

Total income before provision for income taxes	$31,661	$34,650	$53,383	$56,168

	As of
	October 1, 2010	April 2, 2010
Total Assets:
Physician Business	$461,006	$440,916
Elder Care Business	307,922	298,063
Corporate Shared Services	108,760	133,087

Total assets	$877,688	$872,066

10.	COMMITMENTS AND CONTINGENCIES

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

If a supply agreement for Select products between a vendor and the Physician Business or the Elder Care Business were to be terminated, the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of October 1, 2010, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

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

The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of October 1, 2010, by level within the fair value hierarchy:

(in thousands)
October 1, 2010	Level 1	Level 2	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$—	$—	$913	$913
Liabilities:
Deferred compensation(b)	$74,554	$—	$—	$74,554

April 2, 2010	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred compensation(b)	$69,263	$—	$—	$69,263

(a)	Relates to the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated VIE, which is located in Other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 3, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Relates to the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.

The following table summarizes the change in the fair value for Level 3 instruments for the six months ended October 1, 2010:

Level 3 Instruments
Balance, April 2, 2010	$—
Additions	947
Fair value adjustment included in earnings	(34)

Balance, October 1, 2010	$913

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at October 1, 2010 and April 2, 2010 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $270,273 and $285,800, respectively.

12.	INCOME TAXES

The Company files a United States federal income tax return and income tax returns in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to income tax examinations for years prior to the fiscal year ended March 31, 2006.

As of October 1, 2010 and April 2, 2010, the Company recorded an income tax receivable of $3,491 in Other current assets on the Unaudited Condensed Consolidated Balance Sheets, and an income tax payable of $237 in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets, respectively, related to the timing of payments on the Company’s income tax filings.

The Company’s deferred tax asset and liability balances as of October 1, 2010 and April 2, 2010 are presented in the following table:

	As of
(in thousands)	October 1, 2010	April 2, 2010
Current deferred tax assets(a)	$19,514	$15,629
Noncurrent deferred tax liabilities(b)	(5,771)	(4,590)

Net deferred tax asset	$13,743	$11,039

(a)	Current deferred tax assets are recorded in Other current assets on the Unaudited Condensed Consolidated Balance Sheets.
(b)	Noncurrent deferred tax liabilities are recorded in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Uncertain Tax Positions

There were no significant changes to the Company’s uncertain tax positions during the six months ended October 1, 2010. For a detail of the Company’s uncertain tax positions, please refer to Footnote 12, Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended April 2, 2010.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the six months ended October 1, 2010 and October 2, 2009 are as follows:

	Six Months Ended
Cash paid for:	October 1, 2010	October 2, 2009
Interest	$3,891	$4,927
Income taxes, net	$25,017	$13,699

During the six months ended October 1, 2010 and October 2, 2009, the Company did not have any material non-cash transactions.

During the six months ended October 1, 2010, the Company paid $5,266 related to the Company’s fiscal year 2010 federal and state tax liabilities.

14.	SUBSEQUENT EVENTS

On November 2, 2010, the Company entered into a definitive agreement to purchase the assets of an office-based physicians product and service provider for approximately $11,000. Additional consideration of up to $4,000 may be paid if the company achieves defined earnings targets over a two year period. The Company expects to finalize the transaction during the third quarter of fiscal year 2011 if certain closing conditions are met.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and billing services to healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 40 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 9, Segment Information, of the condensed consolidated financial statements.

PSSI is a market leader in the two segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select Medical Products® and other specialty brand products (collectively “Select”); innovative information systems and technology that serve its core markets; and a culture of performance.

EXECUTIVE OVERVIEW

The demand for the Company’s products is, among other factors, dependent upon the state of the economy in the markets in which it operates.

During the second quarter of fiscal year 2011, consolidated net sales decreased 11.7%, with net sales decrease of 4.7% per selling day. Compared to the same period in the prior year, the Company had five fewer selling days during the three and six months ended October 1, 2010.

Net sales in the Physician Business decreased 13.8%, with net sales decrease of 7.0% per selling day, compared to the same period in the prior year. The decline in net sales per selling day period over period is attributable to a decrease in patient visits to physician offices, driven by general economic conditions and relatively high unemployment in the U.S. The Company also recognized $23.2 million of H1N1 influenza related product sales during the second quarter of fiscal year 2010. The Company does not expect near term revenue growth rates to achieve historic levels, based on the current economic outlook.

Net sales in the Elder Care Business decreased 6.6% compared to the second quarter of the prior year, with net sales growth of 0.8% per selling day. Net sales decreased primarily due to five fewer selling days in the second quarter compared to the same period in the prior year.

General and administrative expenses decreased $9.8 million and $11.4 million during the three and six months ended October 1, 2010, respectively, when compared to the same period in the prior year. The decrease in general and administrative expenses was mainly attributable to reductions in incentive compensation costs and other cost containment measures.

Income from operations decreased 8.3% or $3.2 million to $35.4 million during the three months ended October 1, 2010 and increased 0.7% or $0.4 million to $60.7 million during the six months ended October 1, 2010 when compared to the same period in the prior year. The decrease in the second quarter was due to the decline in net sales as discussed above, offset by management’s continued focus on its margin improvement initiatives and a reduction in general and administrative expenses as discussed above.

Cash flow from operating activities during the three and six months ended October 1, 2010 was approximately $11.6 million and $38.5 million, respectively. The Company repurchased common shares, in open market transactions, of 2.0 million and 2.6 million during the three and six months ended October 1, 2010.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009	Percent Change	October 1, 2010	October 2, 2009	Percent Change
Physician Business	$343.4	$398.5	(13.8)%	$670.8	$740.8	(9.5)%
Elder Care Business	152.2	163.0	(6.6)	303.4	313.4	(3.2)
Corporate Shared Services	0.6	0.5	20.0	0.8	1.3	(35.7)

Total Company	$496.2	$562.0	(11.7)%	$975.0	$1,055.5	(7.6)%

The comparability of net sales year over year was impacted by the number of selling days in each period. The three and six months ended October 1, 2010 consisted of 63 and 127 selling days, respectively, while the three and six months ended October 2, 2009 consisted of 68 and 132 selling days, respectively. Compared to prior year, net sales per selling day decreased 4.7% and 4.0%, respectively, as shown in the following table.

	For the Three Months Ended			For the Six Months Ended
	October 1, 2010	October 2, 2009		October 1, 2010	October 2, 2009
(dollars in millions)	Net Sales Per Selling Day	Net Sales Per Selling Day	Percent Change	Net Sales Per Selling Day	Net Sales Per Selling Day	Percent Change
Physician Business	$5.5	$5.9	(7.0)%	$5.3	$5.6	(5.9)%
Elder Care Business	2.4	2.4	0.8	2.4	2.4	0.6

Total Company	$7.9	$8.3	(4.7)%	$7.7	$8.0	(4.0)%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009	Percent Change	October 1, 2010	October 2, 2009	Percent Change
Branded (a)	$183.2	$222.7	(17.7)%	$362.4	$412.9	(12.2)%
Select (b)	51.4	53.4	(3.7)	101.8	99.9	1.9
Pharmaceuticals	78.9	88.8	(11.1)	151.0	166.2	(9.1)
Equipment (c)	28.7	32.1	(10.4)	52.5	58.9	(10.8)
Other	1.2	1.5	(28.4)	3.1	2.9	4.6

Total	$343.4	$398.5	(13.8)%	$670.8	$740.8	(9.5)%

Selling days	63	68		127	132

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables, lab diagnostics, and equipment.
(c)	Equipment from branded manufacturers.

Overall sales and branded product sales during the three and six months ended October 1, 2010 were impacted by decreased physician office visits, five fewer sales days during the current year period, and decreased product sales of approximately $23.2 and $32.2 million related to the fiscal year 2010 H1N1 influenza pandemic, respectively.

Select product sales increased during the six months ended October 1, 2010 due to continued focus on and expansion of the Select product line, partially offset by five fewer sales days during the six months ended October 1, 2010.

Pharmaceutical sales decreased during the three and six months ended October 1, 2010 due to decreased physician office visits as discussed above.

Equipment sales decreased due to lenders’ tightened credit policies which negatively impacted customers’ ability to obtain equipment financing.

During the first quarter of fiscal year 2010, the Physician Business launched Reach, its strategic initiative to capture new customers. This initiative resulted in over 12,500 new customers during the six months ended October 1, 2010. The Company expects this strategic initiative to have a positive impact on future periods, helping to offset the impact of the economic slowdown on net sales.

Elder Care Business

Management evaluates the Elder Care business by customer category. The following table summarizes the change in net sales by customer category period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009	Percent Change	October 1, 2010	October 2, 2009	Percent Change
Nursing home and assisted living facilities	$86.9	$100.3	(13.3)%	$175.6	$192.1	(8.6)%
Hospice and home health care agencies	48.2	47.3	1.8	96.3	91.3	5.5
Billing services	3.2	3.2	—	6.2	6.2	0.7
Other	13.9	12.2	13.7	25.3	23.8	6.4

Total	$152.2	$163.0	(6.6)%	$303.4	$313.4	(3.2)%

Selling days	63	68		127	132

Net sales during the three and six months ended October 1, 2010 compared to the same period in the prior year decreased approximately $10.8 million and $10.0 million, respectively. Net sales in the nursing home and assisted living customer segment was negatively impacted by competitive pressure within the regional nursing home group and five fewer billing days during the current period.

Net sales growth in the hospice and home health care customer segment reflected the continued successful execution of strategies to diversify the Company’s customer base through expansion in the home health care market and other non-facility based care.

Net sales growth in the other sales segment for the three and six months ended October 1, 2010 reflects net sales attributed to the Company’s noncontrolling interest in Pathway of $2.7 million and $3.0 million, respectively. Pathway is a consulting service provider within the Elder Care market, which was consolidated by the Company during the current fiscal year. See Footnote 3, Variable Interest Entity, for additional information.

Across its Elder Care customer segments, Select product sales decreased 6.7% and 5.2% during the three and six months ended October 1, 2010, when compared to the same period in the prior year. This decrease is attributed to increased competitive pricing pressure, decreased sales in the nursing home and assisted living customer segments, and five fewer billing days during the current period.

GROSS PROFIT

In the Physician Business, gross profit dollars decreased $11.9 million and $11.6 million during the three and six months ended October 1, 2010, when compared to the same period in the prior year, resulting from a decrease in sales volume. Gross profit as a percentage of net sales (“gross margin”) increased 156 basis points and 150 basis points during the three and six months ended October 1, 2010, when compared to the same period in the prior year, resulting from gross margin enhancement initiatives including a shift from branded to Select product sales, which have higher gross margins.

In the Elder Care Business, gross profit dollars decreased $3.5 million during the three months ended October 1, 2010 and gross margin decreased 17 basis points, from the same quarter in the prior year. The decrease in gross profit and gross margin resulted from decreased sales, increased product costs, and increased customer incentive program costs. Gross profit dollars decreased $1.8 million during the six months ended October 1, 2010, while gross margin increased 35 basis points when compared to the same quarter in the prior year. The decrease in gross profit resulted from decreased sales, while the increase in gross margin resulted from gross margin enhancement initiatives, favorable freight charges, and sales related to the Company’s consulting services, which have higher gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	October 1, 2010		October 2, 2009			October 1, 2010		October 2, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Decrease	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase
Physician Business(a)	$46.8	13.6%	$51.1	12.8%	$(4.3)	$96.6	14.4%	$99.3	13.4%	$(2.7)
Elder Care Business(a)	30.1	19.8	30.4	18.7	(0.3)	60.1	19.8	59.6	19.0	0.5
Corporate Shared Services(b)	10.5	2.1	15.7	2.8	(5.2)	20.7	2.1	29.9	2.8	(9.2)

Total Company(b)	$87.4	17.6%	$97.2	17.3%	$(9.8)	$177.4	18.2%	$188.8	17.9%	$(11.4)

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses decreased $4.3 million during the three months ended October 1, 2010, when compared to the same period in the prior year. This decrease was mainly attributable to (i) a reduction in bonus expense of $3.4 million due to the Company’s estimated performance achievement and (ii) decreased payroll-related expenses of $1.2 million due to five fewer payroll days in the current period.

General and administrative expenses decreased $2.7 million during the six months ended October 1, 2010, when compared to the same period in the prior year. This decrease was primarily attributable to (i) a reduction in bonus expense of $4.1 million due to the Company’s estimated performance achievement, partially offset by an increase in corporate overhead allocations of $1.8 million.

Elder Care Business

General and administrative expenses remained relatively consistent in the Elder Care Businesses when compared to the same period in the prior year but increased as a percentage of net sales due to a decrease in net sales versus fixed costs.

Corporate Shared Services

General and administrative expenses for the three months ended October 1, 2010 decreased $5.2 million when compared to the same period in the prior year. This decrease was largely attributable to (i) a reduction in bonus expense of $3.0 million related to the Company’s estimated performance achievement, (ii) decreased stock-based compensation expense of $1.5 million, related to a change in estimated performance achievement during the three months ended October 2, 2009 and the related compensation accrual recognized during that period, and (iii) increased overhead cost allocations of $1.3 million to the Elder Care and Physician Businesses.

General and administrative expenses for the six months ended October 1, 2010 decreased $9.2 million when compared to the same period in the prior year. This decrease was mainly attributable to (i) a reduction in stock-based compensation expense of $4.7 million, related to a change in estimated performance achievement during the six months ended October 2, 2009 and the related compensation accrual recognized during that period, (ii) decreased bonus expense of $4.2 million related to the Company’s estimated performance achievement, and (iii) increased overhead cost allocations of $3.0 million to the Elder Care and Physician Businesses. The overall decrease in expense was partially offset by (i) increased payroll and payroll related costs of $1.7 million related to general merit and benefit increases and a reduction in capitalized salaries related to internally developed software projects and (ii) additional depreciation expense of $1.1 million due to increased investments in information technology infrastructure.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	October 1, 2010		October 2, 2009			October 1, 2010		October 2, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Decrease	Amount	% of Net Sales	Amount	% of Net Sales	Decrease
Physician Business	$29.0	8.5%	$31.2	7.8%	$(2.2)	$56.5	8.4%	$58.8	7.9%	$(2.3)
Elder Care Business	5.3	3.4	5.5	3.4	(0.2)	10.4	3.4	10.6	3.4	(0.2)

Total Company	$34.3	6.9%	$36.7	6.5%	$(2.4)	$66.9	6.9%	$69.4	6.6%	$(2.5)

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross margin. The change in selling expenses for the Physician Business was due to the net sales decrease and a change in commission structure during fiscal year 2011. Selling expenses as a percentage of net sales for the Elder Care Business was consistent period over period.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Six Months Ended
	October 1, 2010		October 2, 2009			October 1, 2010		October 2, 2009
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$12.0	38.0%	$13.0	37.4%	$(1.0)	$19.9	37.3%	$21.2	37.7%	$(1.3)

The increase in the effective rate for the three months ended October 1, 2010 is a reflection of the timing of favorable adjustments related to meals and entertainment that occurred during the three months ended October 2, 2009.

The effective rate for the six months ended October 1, 2010 was favorably impacted by a decrease in the accrual for non-deductible compensation and an increase in the Company’s non-U.S. earnings which are generally subject to tax at rates lower than the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	October 1, 2010	October 2, 2009
Days Sales Outstanding:(a)
Physician Business	40.1	38.9
Elder Care Business	48.7	49.0
Days On Hand:(b)
Physician Business	57.6	54.0
Elder Care Business	59.9	51.3
Days in Accounts Payable:(c)
Physician Business	39.9	40.4
Elder Care Business	23.2	22.8
Cash Conversion Days:(d)
Physician Business	57.8	52.5
Elder Care Business	85.4	77.5
Inventory Turnover:(e)
Physician Business	6.2x	6.7x
Elder Care Business	6.0x	7.0x
Return on Committed Capital(f)
Total Company	36.7%	42.5%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income less (i) provision for income taxes, (ii) amortization, and (iii) interest expense. Committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	October 1, 2010	April 2, 2010
Capital Structure:
Convertible senior notes, net	$191.3	$187.1
Revolving line of credit	0.5	—
Other debt	1.1	1.7
Cash and cash equivalents	(22.9)	(52.8)

Net debt	170.0	136.0
Total equity	400.5	408.0

Total Capital	$570.5	$544.0

Operating Working Capital:
Accounts receivable, net	$232.0	$227.9
Inventories	220.8	218.9
Accounts payable	(137.4)	(124.0)

	$315.4	$322.8

Cash Flows from Operating Activities

Net cash provided by operating activities was $38.5 million and $53.6 million for the six months ended October 1, 2010 and October 2, 2009, respectively.

Net cash provided by operating activities during the six months ended October 1, 2010 was the result of net income adjusted for noncash expenses, which included $5.3 million related to noncash compensation expense, and an increase in operating working capital of approximately $7.0 million.

As of October 1, 2010, the Company has a deferred income tax liability of $17.4 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next three years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $18.2 million and $8.1 million during the six months ended October 1, 2010 and October 2, 2009, respectively, and was impacted by the following factors:

•

Capital expenditures totaled $8.0 million and $14.9 million during the six months ended October 1, 2010 and October 2, 2009, respectively, of which approximately $5.0 million and $12.0 million, respectively, related to development and enhancement of the Company’s ERP system, contracts and rebates system, warehouse management system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions and enhancements were approximately $1.3 million and $0.6 million during the six months ended October 1, 2010 and October 2, 2009, respectively.

•	During the six months ended October 1, 2010, the Company purchased a $3.3 million convertible note issued by Pathway. See Footnote 3, Variable Interest Entity, for additional information.

•

Payments for business combinations, net of cash acquired, were $6.5 million and $3.9 million during the six months ended October 1, 2010 and October 2, 2009, respectively, and consisted of the following:

During the six months ended October 1, 2010, the Company completed two acquisitions not deemed significant for individual disclosure. Payments totaling $6.4 million were made during the six months ended October 1, 2010 from cash on hand.

During the six months ended October 2, 2009, the Company completed four acquisitions not deemed significant for individual disclosure. Payments totaling $3.7 million were made during the six months ended October 2, 2009 from cash on hand.

•

During the six months ended October 2, 2009, the Company sold its remaining investment in athenahealth for $10.7 million, resulting in a gain of approximately $3.6 million or $2.3 million, net of taxes.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(50.1) million and $2.6 million during the six months ended October 1, 2010 and October 2, 2009, respectively, and was impacted by the following factors:

•	The Company repurchased approximately 2.6 million shares of common stock at an average price of $19.95 per common share for approximately $51.7 million, during the six months ended October 1, 2010.

•	The Company borrowed and repaid $17.2 million on its revolving line of credit during the six months ended October 1, 2010.

•	The Company received proceeds from the exercise of stock options of approximately $0.9 million and $2.4 million during the six months ended October 1, 2010 and October 2, 2009, respectively.

Capital Resources

The capital and credit markets continue to experience adverse conditions. The resulting restricted access to capital along with significant volatility in the capital markets have increased the costs associated with issuing or refinancing debt. While the Company believes it is well positioned, there can be no guarantee the recent disruptions in the overall economy and the financial markets will not adversely impact the business and results of operations.

The Company finances its business through cash generated from operations, proceeds from the $230.0 million senior convertible notes offering (“2008 Notes”) and the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services, and access to products and services from suppliers. Given current operating, economic and industry conditions, management believes demand for products and services will grow at slower than historical rates. The Company’s capital structure provides the financial resources to support the business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of capital are internal growth, acquisitions, and repurchase of the Company’s common stock.

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

Impact on Diluted Weighted Average Shares

In accordance with accounting guidance for calculating earnings per share, the 2008 Notes will impact diluted earnings per share when the Company’s average common stock price, as defined, exceeds the conversion price of $21.22 per share (the conversion price for the 2008 Notes). See Footnote 5, Earnings Per Share, for further information.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of October 1, 2010, the purchased options were “in the money” and would have been convertible into approximately 40,000 shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

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

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The provisions of this accounting standard will not impact the Company’s consolidated financial position or statement of operations, as its requirements are disclosure-only in nature.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under a stock repurchase program authorized by the Company’s Board of Directors. As of April 2, 2010, there were 3.3 million shares available for repurchase under existing stock repurchase program. On August 25, 2010, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending on market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, which was approximately 2.8 million common shares. These shares may be purchased in the open market, in privately negotiated transactions, or otherwise. The share repurchase program does not have an expiration date.

The following table summarizes the Company’s repurchase activity during the three months ended October 1, 2010.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
July 3 - August 1	—	$—	—	2,745,708
August 2 - September 1	2,011,416	19.12	2,011,416	3,496,846
September 2 - October 1	9,710	20.43	9,710	3,487,136

Total second quarter	2,021,126	$19.13	2,021,126	3,487,136

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dates as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger.**

10.2	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger.

10.3	Purchase Agreement dated as of July 29, 2008 among PSS World Medical and Goldman, Sachs & Co.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Certain portions of this Exhibit have been omitted based upon a request for confidential treatment pursuant to 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions have been filed separately with the Securities Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 10, 2010.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)