Form 10-Q
period 2010-12-31
PSS WORLD MEDICAL INC
filed 2011-02-09
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 3, 2011 was 55,342,668 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 31, 2010

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND APRIL 2, 2010

(Dollars in Thousands)

	December 31, 2010	April 2, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$36,912	$52,751
Accounts receivable, net of allowance for doubtful accounts of $6,320 and $6,310 as of December 31, 2010 and April 2, 2010, respectively	239,082	227,888
Inventories	240,211	218,911
Prepaid expenses	5,508	5,294
Other current assets	44,974	36,820

Total current assets	566,687	541,664
Property and equipment, net of accumulated depreciation of $135,633 and $117,580 as of December 31, 2010 and April 2, 2010, respectively	101,958	105,220
Other Assets:
Goodwill	131,364	121,772
Intangibles, net of accumulated amortization of $17,656 and $25,084 as of December 31, 2010 and April 2, 2010, respectively	30,657	24,548
Other assets	91,881	78,862

Total assets (a)	$922,547	$872,066

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$149,698	$123,970
Accrued expenses	40,075	50,253
Revolving line of credit and current portion of long-term debt	1,133	881
Other current liabilities	24,346	10,954

Total current liabilities	215,252	186,058
Long-term debt, excluding current portion	193,645	187,941
Other noncurrent liabilities	92,940	90,053

Total liabilities (a)	501,837	464,052

Commitments and contingencies (Note 11)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 55,304,528 and 57,168,296 shares issued and outstanding as of December 31, 2010 and April 2, 2010, respectively	544	562
Additional paid in capital	118,696	162,469
Retained earnings	297,842	244,983

Total PSS World Medical, Inc. shareholders’ equity	417,082	408,014
Noncontrolling interest	3,628	—

Total equity	420,710	408,014

Total liabilities and equity	$922,547	$872,066

(a)	See Footnote 4, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND JANUARY 1, 2010

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Net sales	$510,087	$502,764	$1,485,131	$1,558,294
Cost of goods sold	352,192	348,064	1,022,265	1,085,049

Gross profit	157,895	154,700	462,866	473,245
General and administrative expenses	88,860	89,439	266,244	278,284
Selling expenses	34,329	33,249	101,237	102,665

Income from operations	34,706	32,012	95,385	92,296

Other (expense) income:
Interest expense	(4,243)	(4,214)	(12,606)	(13,007)
Interest and investment income	33	117	145	346
Other income, net	852	742	1,808	5,189

Other expense	(3,358)	(3,355)	(10,653)	(7,472)

Income before provision for income taxes	31,348	28,657	84,732	84,824
Provision for income taxes	11,757	10,736	31,665	31,913

Net income	19,591	17,921	53,067	52,911
Net income attributable to noncontrolling interest	42	—	208	—

Net income attributable to PSS World Medical, Inc.	$19,549	$17,921	$52,859	$52,911

Earnings per common share attributable to
PSS World Medical, Inc.:
Basic	$0.36	$0.31	$0.96	$0.90
Diluted	$0.35	$0.30	$0.94	$0.89
Weighted average common shares outstanding:
Basic	54,357	58,522	55,145	58,491
Diluted	55,567	59,390	56,461	59,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND JANUARY 1, 2010

(Dollars in Thousands)

	Nine Months Ended
	December 31, 2010	January 1, 2010
Cash Flows From Operating Activities:
Net income	$53,067	$52,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,301	16,059
Amortization of debt discount and issuance costs	7,019	6,597
Noncash compensation expense	7,259	13,884
Amortization of intangible assets	4,528	3,676
Provision for doubtful accounts	1,748	3,393
Provision for deferred compensation	1,136	1,219
Provision (benefit) for deferred income taxes	778	(4,568)
Loss on sales of property and equipment	19	61
Gain on sale of available for sale securities	—	(3,635)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(3,039)	(5,093)
Inventories	(17,234)	(21,532)
Prepaid expenses and other current assets	(5,319)	(13,105)
Other assets	(6,339)	(5,464)
Accounts payable	16,082	8,663
Accrued expenses and other liabilities	(3,585)	14,607

Net cash provided by operating activities	74,421	67,673

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(20,248)	(13,914)
Capital expenditures	(13,065)	(21,616)
Payment for investment in variable interest entity, net of cash	(3,277)	—
Proceeds from sale of available for sale securities	—	10,681
Other	(621)	40

Net cash used in investing activities	(37,211)	(24,809)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(54,713)	(19,404)
Repayments on the revolving line of credit	(17,150)	—
Proceeds from borrowings on the revolving line of credit	17,150	5,350
Excess tax benefits from share-based compensation arrangements	2,099	1,302
Proceeds from exercise of stock options	1,137	2,609
Payment of contingent consideration on business acquisition	(862)	—
Payments under capital lease obligations	(590)	(696)
Other	(120)	—

Net cash used in financing activities	(53,049)	(10,839)

Net (decrease) increase in cash and cash equivalents	(15,839)	32,025
Cash and cash equivalents, beginning of period	52,751	82,031

Cash and cash equivalents, end of period	$36,912	$114,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND JANUARY 1, 2010

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. The Company holds interest in variable interest entities (“VIE”) that are consolidated by the Company. See Footnote 4, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company conducts business through two operating segments, the Physician Business and the Elder Care Business. These strategic segments serve a broad customer base. A third segment, Corporate Shared Services, includes corporate departments which support the operating activities and strategic initiatives of the operating segments, and engage in certain other operating and administrative activities.

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

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2011 and 2010 consist of 52 weeks or 253 selling days and 53 weeks or 258 selling days, respectively. The three and nine months ended December 31, 2010 consisted of 61 and 188 selling days, respectively, while the three and nine months ended January 1, 2010 consisted of 61 and 193 selling days, respectively. Fluctuations in the number of selling days during a period can have a significant impact on the Company’s results of operations and cash flows.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

Certain items previously reported in financial statement captions have been reclassified to conform to the current financial statement presentation.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock. Repurchases can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 2, 2010 to December 31, 2010.

(in thousands)	Shares
Shares available for repurchase, April 2, 2010	3,317
Additional shares authorized for repurchase	2,763
Shares repurchased	(2,727)

Shares available for repurchase, December 31, 2010	3,353

During the nine months ended December 31, 2010, the Company repurchased approximately 2,727,000 shares of common stock at an average price of $20.07 per common share for $54,713, which reduced Additional paid in capital on the Unaudited Condensed Consolidated Balance Sheets by approximately $54,686.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

During fiscal year 2011, the Company adopted a new accounting standard that changes the consolidation model for VIEs. Variable interest entities are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance the entity’s activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, defined as the party which (i) has the power to direct those activities that most significantly impact the entity’s economic performance and (ii) has an obligation to absorb an entity’s losses or a right to receive benefits from an entity that could be potentially significant to the entity. The standard requires ongoing reassessments to determine whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. See Footnote 4, Variable Interest Entity, for additional disclosures.

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. The Company will adopt this update prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations.

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has adopted this standard with no material effect as the Company determined financing receivables subject to disclosure are immaterial.

In December 2010, the FASB issued a new accounting standard that provided guidance on supplementary pro forma information for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While not impacting the disclosure of pro forma information, the new standard changes the way such information is calculated. Specifically, consolidated revenue and earnings would be determined as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This method is consistent with guidance set forth by the SEC. Additionally, the standard required qualitative disclosures around the nature and amount of material, nonrecurring pro forma adjustments directly attributable to business combinations. The Company has elected to early adopt this standard. See Footnote 3, Purchase Businesses Combinations, for further discussion.

3.	PURCHASE BUSINESS COMBINATIONS

The following acquisition was accounted for under the purchase method of accounting; accordingly, the operations of the acquired companies have been included in the Company’s results of operations subsequent to the date of acquisition. The assets acquired and liabilities assumed were recorded at their estimated fair values at the date of the acquisition as determined by management based on information currently available. The Company made other acquisitions during the current and prior year period that were not deemed material for disclosure individually and in aggregate.

On November 15, 2010, the Physician Business acquired the assets of Linear Medical Solutions, Inc (“Linear”) for $11,536, net of cash received of $359. Linear markets a proprietary system to primary care physicians for dispensing medications to patients on-site within their practices. Net sales and Net income attributable to Linear since the acquisition on November 15, 2010 were $9,720 and $488, respectively.

Payments totaling $11,536, net of cash received, were made during the nine months ended December 31, 2010, of which $1,000 was held in escrow to secure any adjustments or claims. Additional consideration ranging from $0 to $4,000 may be paid based on the achievement of future earnings targets over a two year period. The fair value of the contingent consideration was determined using projected achievement of the earnings targets. See Footnote 12, Fair Value Measurements, for further discussion. Goodwill, representing intangible assets of Linear that do not qualify for separate recognition, is fully tax deductible. The Company acquired inventory of $3,182 and trade receivables with a fair value and gross contractual value of $8,939.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Linear acquisition, as adjusted:

(in thousands)
Current assets	$12,793
Goodwill	1,447
Customer relationship intangible (5-year life)	2,100
Non-compete agreement (5-year life)	500
Non-solicitation agreements	1,098
Tradename	840
Non-current assets	1,792
Accounts payable	(5,175)
Contingent consideration	(3,500)

Net assets acquired	$11,895

The following table presents unaudited pro forma financial information as if the closing of the acquisition of Linear had occurred on the first day of fiscal year 2010, or March 28, 2009, after giving effect to certain purchase accounting adjustments.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Total net sales	$520,223	$521,492	$1,538,471	$1,609,640
Net income attributable to PSS World Medical, Inc.	19,843	18,910	55,570	54,834

Net income per common share, Basic	$0.37	$0.32	$1.01	$0.94
Net income per common share, Diluted	$0.36	$0.32	$0.98	$0.93

Pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the Linear acquisition occurred on the date indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

4.	VARIABLE INTEREST ENTITY

On June 25, 2010, the Company entered into an agreement with Pathway Health Services, Inc. (“Pathway”), a consulting services company within the Elder Care market, under which the Company purchased a $3.3 million convertible note issued by Pathway. The note may be converted, at the Company’s discretion, into 73% of Pathway’s common stock. The Company also acquired a call option and issued a put option for Pathway’s common stock, both of which may be exercised if certain sales thresholds are met and time restrictions lapse. Under the agreement, the Company obtained a majority of seats and control of Pathway’s Board of Directors. The convertible note is considered a variable interest and the Company was determined to be the primary beneficiary of Pathway.

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

The Company also holds an additional variable interest in an entity not considered material for disclosure.

5.	EQUITY INVESTMENT

During April 2009, the Company sold shares of athenahealth, Inc. (“athena”) for $10,681, which it had held for investment, resulting in a gain of $3,635, or $2,254 net of tax, recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended January 1, 2010. The Company markets athena products to the primary care physician market.

6.	EARNINGS PER SHARE

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended December 31, 2010 and January 1, 2010:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Denominator-weighted average shares outstanding used in computing basic earnings per common share	54,357	58,522	55,145	58,491
Assumed exercise of stock options	261	329	222	332
Assumed vesting of restricted stock	533	539	685	421
Assumed conversion of the 2008 Notes	416	—	409	—

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	55,567	59,390	56,461	59,244

The Company included shares underlying its $230.0 million principal amount of 3.125% senior convertible notes (“2008 Notes”) in its diluted weighted average shares outstanding during the three and nine months ended December 31, 2010. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22. The average stock price did not exceed the conversion price during the three and nine months ended January 1, 2010. If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to the warrants, using the treasury stock method, will also be included. Prior to conversion, the purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

7.	COMPREHENSIVE INCOME

The following table includes the components of comprehensive income for the three and nine months ended December 31, 2010 and January 1, 2010:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Net income	$19,591	$17,921	$53,067	$52,911
Unrealized holding gains on available-for-sale investments, net of income taxes	—	—	—	56
Unrealized holding gains on interest rate swap, net of income taxes	—	188	—	425
Reclassification of gains on available for sale investments included in net income previously recognized in other comprehensive income	—	—	—	(2,260)

Comprehensive income	19,591	18,109	53,067	51,132
Comprehensive income attributable to noncontrolling interest	42	—	208	—

Comprehensive income attributable to PSS World Medical, Inc.	$19,549	$18,109	$52,859	$51,132

The unrealized holding gains and losses on available-for-sale investments relate to the Company’s previous investment in athena, as discussed in Footnote 5, Equity Investment.

The unrealized holding gains and losses on the interest rate swap relate to the interest rate swap on the Company’s revolving line of credit, which matured during fiscal year 2010.

8.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Performance-Based Awards

On June 10, 2010, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock units (“PARS Units”) to certain of the Company’s executive officers. During the three months ended December 31, 2010 the Company granted performance-based restricted stock (“PARS”) to the Company’s non-executive officers. These awards were granted under the Company’s 2006 Incentive Plan.

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

The PARS and PARS Units will vest on the five-year anniversary of the grant date and convert to shares of common stock, subject to accelerated vesting after three years if the Company achieves an earnings per share growth target, the calculation of which will not be impacted by any change in generally accepted accounting principles promulgated by standard setting bodies. Upon vesting, the grantees may defer acceptance of the units to a later date, whereas the units will remain outstanding.

Change in Estimate

During the nine months ended December 31, 2010, the Company changed the number of estimated shares to be delivered on previously issued Performance Shares. The impact of the change in estimate was not considered significant to the Company’s operating results or financial position.

During the nine months ended January 1, 2010, the Company changed (i) the number of estimated shares to be delivered on previously issued Performance Shares due to an increase in estimated achievement of performance conditions based on actual and expected future financial performance above previous estimates and (ii) the vesting period of previously issued PARS awards, which impacted the related expected forfeitures over the remaining vesting period.

As a result of the change in accounting estimates during the three and nine months ended January 1, 2010, stock based compensation expense increased $1,319 ($818 net of tax) or $0.01 per diluted share for the three months ended January 1, 2010 and increased $7,826 ($4,852 net of tax) or $0.08 per diluted share for the nine months ended January 1, 2010.

These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

Total stock-based compensation expense during the three months ended December 31, 2010 and January 1, 2010 was approximately $1,997 and $3,204, respectively, with related income tax benefits of $760 and $1,217, respectively. Total stock-based compensation expense during the nine months ended December 31, 2010 and January 1, 2010 was approximately $7,259 and $13,158, respectively, with related income tax benefits of $2,761and $4,995, respectively.

As of December 31, 2010, there was $19,261 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 1.9 years.

Outstanding stock-based awards granted under equity incentive plans as of December 31, 2010 and April 2, 2010 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS	PARS
(in thousands)	Units	Units	Shares	Shares	Deferred Units	Shares
Balance, April 2, 2010	515	88	652	321	11	558
Granted	94	103	460	69	2	—
Addition from change in estimate	43	—	—	—	—	—
Vested / Exercised	(164)	—	(541)	(90)	—	(188)
Forfeited	—	—	(24)	(13)	—	—

Balance, December 31, 2010	488	191	547	287	13	370

Corporate Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee of the Board of Directors approved the 2008 Shareholder Value Plan (“2008 SVP”), a cash based performance award program under the 2006 Incentive Plan. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to April 1, 2011. The Company had approximately $9,642 and $6,820 of accrued compensation cost related to the 2008 SVP as of December 31, 2010 and April 2, 2010, respectively. The accrual was recorded in Other current liabilities and Other noncurrent liabilities as of December 31, 2010 and April 2, 2010, respectively, due to the timing of the projected payout in June 2011.

9.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2010 and April 2, 2010 were as follows:

	As of
	December 31, 2010	April 2, 2010
Accrued payroll	$16,725	$14,848
Accrued annual incentive compensation	6,214	17,912
Other	17,136	17,493

Accrued expenses	$40,075	$50,253

10.	SEGMENT INFORMATION

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

The following tables present financial information about the Company’s business segments:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Net Sales:
Physician Business	$357,298	$352,961	$1,028,104	$1,093,784
Elder Care Business	152,263	149,400	455,639	462,751
Corporate Shared Services	526	403	1,388	1,759

Total net sales	$510,087	$502,764	$1,485,131	$1,558,294

Income (Loss) from Operations:
Physician Business	$34,908	$35,500	$99,661	$106,764
Elder Care Business	10,311	9,840	26,999	28,595
Corporate Shared Services	(10,513)	(13,328)	(31,275)	(43,063)

Total income from operations	$34,706	$32,012	$95,385	$92,296

Income (Loss) Before Provision for Income Taxes:
Physician Business	$34,422	$34,910	$97,804	$104,760
Elder Care Business	8,302	7,835	21,027	22,641
Corporate Shared Services	(11,376)	(14,088)	(34,099)	(42,577)

Total income before provision for income taxes	$31,348	$28,657	$84,732	$84,824

	As of
	December 31, 2010	April 2, 2010
Total Assets:
Physician Business	$492,346	$440,916
Elder Care Business	305,383	298,063
Corporate Shared Services	124,818	133,087

Total assets	$922,547	$872,066

11.	COMMITMENTS AND CONTINGENCIES

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

If a supplier agreement for Select products between a vendor and the Physician Business or the Elder Care Business were to be terminated, the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of December 31, 2010, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

12.	FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy:

(in thousands)
December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$—	$—	$878	$878
Liabilities:
Deferred compensation(b)	$79,631	$—	$—	$79,631
Contingent consideration(c)	—	—	4,513	4,513

April 2, 2010	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred compensation(b)	$69,263	$—	$—	$69,263
Contingent consideration(c)	—	—	1,715	1,715

(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated VIE, which is located in Other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 4, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional variable cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The liabilities are included in Other current liabilities and Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the nine months ended December 31, 2010:

Level 3 Instruments
Assets:
Balance, April 2, 2010	$—
Additions	947
Fair value adjustment included in earnings	(69)

Balance, December 31, 2010	$878

Liabilities:
Balance, April 2, 2010	$1,715
Additions	3,650
Settlement of obligation	(875)
Fair value adjustment included in earnings	23

Balance, December 31, 2010	$4,513

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes at December 31, 2010 and April 2, 2010 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $266,156 and $285,800, respectively.

13.	INCOME TAXES

As of December 31, 2010 and April 2, 2010, the Company recorded an income tax receivable of $2,922 in Other current assets on the Unaudited Condensed Consolidated Balance Sheets, and an income tax payable of $237 in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets, respectively, related to the timing of payments on the Company’s income tax filings.

The Company’s deferred tax asset and liability balances as of December 31, 2010 and April 2, 2010 are presented in the following table:

	As of
(in thousands)	December 31, 2010	April 2, 2010
Current deferred tax assets(a)	$17,789	$15,629
Noncurrent deferred tax liabilities(b)	(7,616)	(4,590)

Net deferred tax asset	$10,173	$11,039

(a)	Current deferred tax assets are recorded in Other current assets on the Unaudited Condensed Consolidated Balance Sheets.
(b)	Noncurrent deferred tax liabilities are recorded in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets.

The Company files a United States federal income tax return and income tax returns in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to income tax examinations for years prior to the fiscal year ended March 30, 2007.

During the three months ended December 31, 2010, the IRS began an examination of the Company’s federal income tax return for the fiscal year ended March 27, 2009 and the examination is ongoing. While the Company is not presently aware of any proposed adjustments, the Company cannot determine at this time the impact this examination will have on the Company’s financial condition or results of operations.

Uncertain Tax Positions

There were no significant changes to the Company’s uncertain tax positions during the nine months ended December 31, 2010. For a detail of the Company’s uncertain tax positions, please refer to Footnote 12, Income Taxes in the Company’s Annual Report Form 10-K for the fiscal year ended April 2, 2010.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the nine months ended December 31, 2010 and January 1, 2010 are as follows:

	Nine Months Ended
Cash paid for:	December 31, 2010	January 1, 2010
Interest	$3,992	$5,525
Income taxes, net	$31,781	$30,026

During the nine months ended December 31, 2010 and January 1, 2010, the Company did not have any material non-cash transactions.

15.	SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company purchased 100% of the outstanding stock of Dispensing Solutions, Inc. (“DSI”). DSI, a formerly privately held company based in California, markets a proprietary system to primary care physicians for dispensing medications to patients on-site within their practices. The acquisition price for DSI was approximately $36,000, with additional consideration of up to $6,000 if the company achieves defined earnings targets over a one year period.

The following table presents unaudited pro forma financial information, excluding the pro forma results of other acquisitions made during the current period, as if the closing of the acquisition of DSI had occurred on the first day of fiscal year 2010, or March 28, 2009.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Total net sales	$517,650	$508,461	$1,507,983	$1,573,942

Pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the DSI acquisition occurred on the date indicated above or that may result in the future and does not reflect potential synergies.

Due to the proximity of DSI’s closing to the Company’s filing date, the initial accounting for the acquisition has not been finalized. As a result, the Company is unable to provide additional disclosures required for business combinations. The complete disclosures required for business combinations will be made in the Company’s Annual Report on Form 10-K for fiscal year ended April 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology, medication dispensing and professional services to healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through 41 full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”). The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 10, Segment Information, of the condensed consolidated financial statements.

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

The Company’s stated purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems. The Company uses its purpose statement to guide business decisions and strategies.

EXECUTIVE OVERVIEW

The demand for the Company’s products is, among other factors, dependent upon the state of the economy in the markets in which it operates.

During the third quarter of fiscal year 2011, consolidated net sales increased 1.5% compared to the same period in the prior year. The increase in net sales was primarily attributable to the impact of the Company’s acquisitions made during the current fiscal year.

Net sales in the Physician Business increased 1.2%, compared to the third quarter of the prior year. The increase in net sales was attributable to revenue generated from acquisitions made during the three and nine months ended December 31, 2010 as well as increased Select and pharmaceutical sales. This was partially offset by the impact from decreased patient visits to physician offices, driven by general economic conditions and relatively high unemployment in the U.S. The Company also recognized $20.3 million of H1N1 influenza related product sales during the third quarter of fiscal year 2010.

Net sales in the Elder Care Business increased 1.9% compared to the third quarter of the prior year. Net sales increased primarily due to the impact of the Company’s noncontrolling interest in Pathway. See Footnote 4, Variable Interest Entity, for further discussion.

General and administrative expenses decreased $0.5 million and $12.1 million during the three and nine months ended December 31, 2010, respectively, when compared to the same period in the prior year. The decrease in general and administrative expenses was mainly attributable to reductions in incentive compensation costs and other cost containment measures.

Income from operations increased 8.4% or $2.7 million to $34.7 million during the three months ended December 31, 2010 and increased 3.3% or $3.1 million to $95.4 million during the nine months ended December 31, 2010 when compared to the same period in the prior year. The increase in the third quarter was due to the increase in net sales as discussed above, success in improving gross margins, and reductions in general and administrative expenses as discussed above.

Cash flow from operating activities during the three and nine months ended December 31, 2010 was approximately $35.9 million and $74.4 million, respectively. The Company repurchased common shares, in open market transactions, of 0.1 million and 2.7 million during the three and nine months ended December 31, 2010.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 31, 2010	January 1, 2010	Percent Change	December 31, 2010	January 1, 2010	Percent Change
Physician Business	$357.3	$353.0	1.2%	$1,028.1	$1,093.8	(6.0)%
Elder Care Business	152.3	149.4	1.9	455.6	462.8	(1.5)
Corporate Shared Services	0.5	0.4	30.6	1.4	1.7	(21.1)

Total Company	$510.1	$502.8	1.5%	$1,485.1	$1,558.3	(4.7)%

The comparability of net sales year over year was impacted by the number of selling days in each period. The three and nine months ended December 31, 2010 consisted of 61 and 188 selling days, respectively, while the three and nine months ended January 1, 2010 consisted of 61 and 193 selling days, respectively.

	For the Three Months Ended			For the Nine Months Ended
	December 31, 2010	January 1, 2010		December 31, 2010	January 1, 2010
(dollars in millions)	Net Sales Per Selling Day	Net Sales Per Selling Day	Percent Change	Net Sales Per Selling Day	Net Sales Per Selling Day	Percent Change
Physician Business	$5.9	$5.8	1.2%	$5.5	$5.7	(3.5)%
Elder Care Business	2.5	2.4	1.9	2.4	2.4	1.1

Total Company	$8.4	$8.2	1.5%	$7.9	$8.1	(2.2)%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 31, 2010	January 1, 2010	Percent Change	December 31, 2010	January 1, 2010	Percent Change
Branded (a)	$184.7	$200.4	(7.8)%	$547.1	$613.3	(10.8)%
Select(b)	52.3	48.6	7.5	154.0	148.5	3.7
Pharmaceuticals	78.9	72.4	9.0	229.9	238.5	(3.6)
Equipment (c)	30.6	31.4	(2.6)	83.1	90.3	(8.0)
Other	10.8	0.2	—	14.0	3.2	—

Total	$357.3	$353.0	1.2%	$1,028.1	$1,093.8	(6.0)%

Selling days	61	61		188	193

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brand of disposables, lab diagnostics, and equipment.
(c)	Equipment from branded manufacturers.

Net sales during the three and nine months ended December 31, 2010 were impacted by increased sales related to acquisitions made during the nine month ended December 31, 2010, offset by decreased physician office visits, five fewer selling days during the current nine month ended period, and decreased product sales of approximately $20.3 and $52.5 million related to the fiscal year 2010 H1N1 influenza pandemic, respectively.

Select product sales increased during the three and nine months ended December 31, 2010 due to continued focus on and expansion of the Select product line, partially offset by five fewer sales days during the nine months ended December 31, 2010.

Pharmaceutical sales during the three months ended December 31, 2010 increased as a result of additional customers, partially offset by decreased physician office visits. Pharmaceutical sales decreased during the nine months ended December 31, 2010 due to decreased physician office visits and five fewer sales days during the current nine month ended period as discussed above.

Equipment sales decreased during the nine months ended December 31, 2010 due to a tightened credit market which negatively impacted customers’ ability to obtain equipment financing.

Net sales growth in the other sales segment during the three and nine months ended December 31, 2010 increased mainly from revenues generated from the Company’s acquisition of Linear.

Elder Care Business

Management evaluates the Elder Care business by customer category. The following table summarizes the change in net sales by customer category period over period.

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 31, 2010	January 1, 2010	Percent Change	December 31, 2010	January 1, 2010	Percent Change
Nursing home and assisted living facilities	$87.7	$89.8	(2.3)%	$263.3	$281.9	(6.6)%
Hospice and home health care agencies	47.9	45.3	5.7	144.2	136.6	5.6
Billing services	3.0	4.3	(31.0)	9.1	10.5	(12.3)
Other	13.7	10.0	37.0	39.0	33.8	15.5

Total	$152.3	$149.4	1.9%	$455.6	$462.8	(1.5)%

Selling days	61	61		188	193

Net sales during the three and nine months ended December 31, 2010 compared to the same period in the prior year increased $2.9 million and decreased $7.2 million, respectively. Net sales in the nursing home and assisted living customer segment was negatively impacted by competitive pressure within the regional nursing home group and five fewer billing days during the current nine month period.

Net sales growth in the hospice and home health care customer segment reflected the continued successful execution of strategies to diversify the Company’s customer base through expansion in the home health care market and other non-facility based care.

Net sales growth in the other sales segment for the three and nine months ended December 31, 2010 reflects net sales attributed to the Company’s noncontrolling interest in Pathway of $2.6 million and $5.6 million, respectively. Pathway is a consulting service provider within the Elder Care market, which was consolidated by the Company during the current fiscal year. See Footnote 4, Variable Interest Entity, for additional information.

Net sales in the billing services segment decreased during the three and nine months ended December 31, 2010 as a result of Federal and state regulation changes which resulted in a one-time increase in the segment’s billings during the three months ended January 1, 2010.

Across its Elder Care customer segments, Select product sales increased 8.3% and decreased 1.0% during the three and nine months ended December 31, 2010, when compared to the same period in the prior year. The increase in Select sales during the three months ended December 31, 2010 was the result of Company focus on customer conversion to Select products. The impact from the current quarter partially offset the overall decrease in Select sales for the nine months ended December 31, 2010, which was a result of increased competitive pricing pressure, decreased sales in the nursing home and assisted living customer segments, and five fewer billing days during the current nine month period.

GROSS PROFIT

In the Physician Business, gross profit dollars increased $1.1 million during the three months ended December 31, 2010, when compared to the same period in the prior year, resulting from an increase in sales volume. Gross profit as a percentage of net sales (“gross margin”) remained relatively consistent when compared to the same period in the prior year. Gross profit dollars decreased $10.5 million during the nine months ended December 31, 2010, when compared to the same period in the prior year, resulting from a decrease in sales volume. Gross margin increased 97 basis points resulting from gross margin enhancement initiatives including a shift from branded to Select product sales, which have higher gross margins.

In the Elder Care Business, gross profit dollars increased $2.1 million and $0.3 million during the three and nine months ended December 31, 2010, when compared to the same period in the prior year, resulting from increased sales and gross margin during the current three month ended period and increased gross margin in the current nine month ended period. Gross margin increased 83 basis points and 52 basis points, during the three and nine month period, respectively, resulting from gross margin enhancement activities, favorable freight charges, and sales related to the Company’s consulting services, which have higher gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	December 31, 2010		January 1, 2010			December 31, 2010		January 1, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase
Physician Business(a)	$48.6	13.6%	$47.7	13.5%	$0.9	$145.2	14.1%	$147.0	13.4%	$(1.8)
Elder Care Business(a)	29.7	19.5	28.4	19.0	1.3	89.8	19.7	88.0	19.0	1.8
Corporate Shared Services(b)	10.6	2.1	13.3	2.7	(2.7)	31.2	2.1	43.3	2.8	(12.1)

Total Company(b)	$88.9	17.4%	$89.4	17.8%	$(0.5)	$266.2	17.9%	$278.3	17.9%	$(12.1)

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

General and administrative expenses remained relatively consistent in the Physician and Elder Care Businesses when compared to the same period in the prior year.

Corporate Shared Services

General and administrative expenses for the three months ended December 31, 2010 decreased $2.7 million when compared to the same period in the prior year. This decrease was largely attributable to (i) a reduction in annual and long-term bonus expense accrual of $1.8 million related to the Company’s estimated performance achievement and (ii) decreased stock-based compensation expense of $1.2 million, related to a change in estimated performance achievement during the prior year and the related compensation accrual recognized during that period. The overall decrease in expense was partially offset by increased business insurance of $1.2 million related to unfavorable claims experience for workmen’s compensation.

General and administrative expenses for the nine months ended December 31, 2010 decreased $12.1 million when compared to the same period in the prior year. This decrease was mainly attributable to (i) a reduction in stock-based compensation expense of $5.9 million, related to a change in estimated performance achievement during the prior year and the related compensation accrual recognized during that period and (ii) decreased annual and long-term bonus expense accrual of $6.0 million related to the Company’s estimated performance achievement. The overall decrease in expense was partially offset by (i) additional depreciation expense of $1.4 million due to increased investments in information technology infrastructure, (ii) increased payroll and payroll related costs of $1.8 million related to general merit and benefit increases and a reduction in capitalized salaries related to internally developed software projects, and (iii) increased business insurance of $1.2 million related to unfavorable claims adjustments for workmen’s compensation.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 31, 2010		January 1, 2010			December 31, 2010		January 1, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	(Decrease) Increase
Physician Business	$29.0	8.1%	$28.2	8.0%	$0.8	$85.5	8.3%	$87.1	8.0%	$(1.6)
Elder Care Business	5.3	3.5	5.0	3.3	0.3	15.7	3.5	15.6	3.4	0.1

Total Company	$34.3	6.7%	$33.2	6.6%	$1.1	$101.2	6.8%	$102.7	6.6%	$(1.5)

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross margin. The change in selling expenses during the nine months ended December 31, 2010 for the Physician Business was due to a change in commission structure during fiscal year 2011.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period.

	For the Three Months Ended					For the Nine Months Ended
	December 31, 2010		January 1, 2010			December 31, 2010		January 1, 2010
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Increase	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$11.8	37.5%	$10.7	37.5%	$1.1	$31.7	37.4%	$31.9	37.6%	$(0.2)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	December 31, 2010	January 1, 2010
Days Sales Outstanding:(a)
Physician Business	39.1	38.7
Elder Care Business	48.2	49.9
Days On Hand:(b)
Physician Business	58.3	56.1
Elder Care Business	62.5	53.7
Days in Accounts Payable:(c)
Physician Business	39.3	39.6
Elder Care Business	22.8	23.2

Cash Conversion Days:(d)
Physician Business	58.1	55.2
Elder Care Business	87.8	80.4
Inventory Turnover:(e)
Physician Business	6.2x	6.4x
Elder Care Business	5.8x	6.7x
Return on Committed Capital(f)
Total Company	35.7%	33.9%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income less (i) provision for income taxes, (ii) amortization, and (iii) interest expense. Committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt.

In addition to cash flow, the Company monitors other components of liquidity, including the following:

	As of
(dollars in millions)	December 31, 2010	April 2, 2010
Capital Structure:
Convertible senior notes, net	$193.4	$187.1
Revolving line of credit	0.3	—
Other debt	1.1	1.7
Cash and cash equivalents	(36.9)	(52.8)

Net debt	157.9	136.0
Total equity	420.7	408.0

Total Capital	$578.6	$544.0

Operating Working Capital:
Accounts receivable, net	$239.1	$227.9
Inventories	240.2	218.9
Accounts payable	(149.7)	(124.0)

	$329.6	$322.8

Cash Flows from Operating Activities

Net cash provided by operating activities was $74.4 million and $67.7 million for the nine months ended December 31, 2010 and January 1, 2010, respectively.

Net cash provided by operating activities during the nine months ended December 31, 2010 was the result of increased net income for the period, offset by an increase in operating working capital of approximately $4.2 million.

As of December 31, 2010, the Company has a deferred income tax liability of $17.4 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next three years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $37.2 million and $24.8 million during the nine months ended December 31, 2010 and January 1, 2010, respectively, and included the following:

•

Capital expenditures totaled $13.1 million and $21.6 million during the nine months ended December 31, 2010 and January 1, 2010, respectively, of which approximately $9.0 million and $16.9 million, respectively, related to development and enhancement of the Company’s ERP system, contracts and rebates system, warehouse management system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions and enhancements were approximately $1.1 million and $0.7 million during the nine months ended December 31, 2010 and January 1, 2010, respectively.

•	During the nine months ended December 31, 2010, the Company purchased a $3.3 million convertible note issued by Pathway. See Footnote 4, Variable Interest Entity, for additional information.

•

Payments for business combinations, net of cash acquired, were $20.2 million and $13.9 million during the nine months ended December 31, 2010 and January 1, 2010, respectively, and consisted of the following:

On November 15, 2010, the Company acquired Linear Medical Solutions, Inc. The maximum aggregate purchase price was approximately $15.5 million, net of cash acquired of $0.4 million. Payments totaling $11.5 million were made during the nine months ended December 31, 2010 from cash on hand. See Footnote 3, Purchase Business Combinations, for further discussion.

During the nine months ended December 31, 2010, the Company completed multiple acquisitions not deemed significant for individual disclosure. Payments totaling $8.7 million were made during the nine months ended December 31, 2010 from cash on hand.

During the nine months ended January 1, 2010, the Company completed multiple acquisitions not deemed significant for individual disclosure. Payments totaling $13.8 million were made during the nine months ended January 1, 2010 from cash on hand.

•

During the nine months ended January 1, 2010, the Company sold shares of athena, which it had held for investment for $10.7 million, resulting in a gain of approximately $3.6 million or $2.3 million, net of taxes.

Cash Flows from Financing Activities

Net cash used in financing activities was $53.0 million and $10.8 million during the nine months ended December 31, 2010 and January 1, 2010, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 2.7 million shares of common stock at an average price of $20.07 per common share for approximately $54.7 million, during the nine months ended December 31, 2010. The Company repurchased approximately 0.9 million shares of common stock at an average price of $20.58 per common share for approximately $19.4 million, during the nine months ended January 1, 2010.

•	The Company borrowed and repaid $17.2 million on its revolving line of credit during the nine months ended December 31, 2010 and borrowed $5.4 million during nine months ended January 1, 2010.

•	The Company received proceeds from the exercise of stock options of approximately $1.1 million and $2.6 million during the nine months ended December 31, 2010 and January 1, 2010, respectively.

Capital Resources

The Company closely monitors the capital and credit markets. While market conditions have improved, volatility remains that may restrict access to capital and the costs associated with issuing or refinancing may increase relative to the Company’s current position. While the Company believes it is well positioned, there can be no guarantee that disruptions in the capital markets and economic growth will not adversely impact the business and results of operations.

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

Impact on Diluted Weighted Average Shares

In accordance with accounting guidance for calculating earnings per share, the 2008 Notes will impact diluted earnings per share when the Company’s average common stock price, as defined, exceeds the conversion price of $21.22 per share (the conversion price for the 2008 Notes). See Footnote 6, Earnings Per Share, for further information.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of December 31, 2010, the purchased options were “in the money” and would have been convertible into approximately 662,000 shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

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

Recent Accounting Pronouncements

During fiscal year 2011, the Company adopted a new accounting standard that changes the consolidation model for VIEs. Variable interest entities are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance the entity’s activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, defined as the party which (i) has the power to direct those activities that most significantly impact the entity’s economic performance and (ii) has an obligation to absorb an entity’s losses or a right to receive benefits from an entity that could be potentially significant to the entity. The standard requires ongoing reassessments to determine whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. See Footnote 4, Variable Interest Entity, for additional disclosures.

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. The Company will adopt this update prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2012. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations.

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has adopted this standard with no material effect as the Company determined financing receivables subject to disclosure are immaterial.

In December 2010, the FASB issued a new accounting standard that provided guidance on supplementary pro forma information for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While not impacting the disclosure of pro forma information, the new standard changes the way such information is calculated. Specifically, consolidated revenue and earnings would be determined as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This method is consistent with guidance set forth by the SEC. Additionally, the standard required qualitative disclosures around the nature and amount of material, nonrecurring pro forma adjustments directly attributable to business combinations. The Company has elected to early adopt this standard. See Footnote 3, Purchase Businesses Combinations, for further discussion.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes the Company’s repurchase activity during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
October 2 - November 1	133,820	$22.31	133,820	3,353,316
November 2 - December 1	—	—	—	3,353,316
December 2 - December 31	—	—	—	3,353,316

Total third quarter	133,820	$22.31	133,820	3,353,316

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 9, 2011.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)