Form 10-K
period 2011-04-01
PSS WORLD MEDICAL INC
filed 2011-05-26
CIK 920527

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 1, 2011

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

Large accelerated filer  ☑    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates, computed by reference to the closing price as reported on the NASDAQ GS, as of October 1, 2010 was approximately $1,452,924,816.

The number of shares of Common Stock, $0.01 par value, of the Registrant outstanding as of May 20, 2011, was 55,470,072.

Document Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after April 1, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

→  Table of Contents

p. 1

→  Cautionary Statements

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

→

Management’s belief that the medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the introduction of new medical technology, new pharmacology treatments, recently enacted health care reform legislation, and expanded third-party insurance coverage;

→

Management’s belief that the physician market is expected to grow, due, in part, to the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, recently enacted health care reform legislation, and expected changes in medical reimbursement rates, offset by slower growth in the near term due to economic conditions;

→

Management’s belief that the elder care market is expected to continue benefiting from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home;

→

Management’s belief that the healthcare services industry will continue to be subject to extensive regulation at the federal, state, and local levels and the Company has had, and will continue to have, adequate compliance programs and controls to ensure compliance with the laws and regulations;

→

Management’s belief that any new legislation or regulations, or new interpretations of existing statutes and regulations, governing the manner in which the Company conducts its business could have a material adverse impact on the Company and could adversely affect its profitability;

→

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

→

Management’s belief that the Company’s costs associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material;

→

Management’s belief that the outcome of legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations;

→	Management’s intention to retain earnings for the growth and development of the Company’s business and not declare cash dividends in the immediate future;

→

Management’s expectation that the remaining federal and state net operating loss carryforwards will be utilized prior to their expiration date; that the Company’s deferred tax assets as of April 1, 2011 will be realizable to offset a portion of projected future taxable income, and that changes in the Company’s current uncertain tax positions will not have a material impact on the results of operations or financial position;

→	Management’s expectation to make and integrate strategic business acquisitions in order to increase revenues and market share;

→

Management’s expectation that the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements;

→

Management’s belief that the Company may seek to retire a portion of its outstanding equity through cash purchases and/or reduce its debt and may also seek to issue additional debt or equity to meet its future liquidity requirements;

→	Management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements;

→	Management’s intention to permanently reinvest undistributed earnings attributable to foreign operations;

→	Management’s expectation that the Company’s business strategies will have a positive impact on future periods;

→	Management’s estimation and expectation of future payouts of long-term incentive compensation;

→	Management’s expectation that near term revenue growth rates, excluding acquisitions, will remain lower than historical

p. 2

growth rates, due to economic conditions and lower patient utilization; and

→	Management’s estimation that capital expenditures will be approximately $29.2 million during fiscal year 2012.

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

Item 1. Business

The Company

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology, physician dispensing solutions, and billing services to alternate-site healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers. The Company has full-service distribution centers strategically located to efficiently serve all 50 states throughout the United States (“U.S.”).

The Company’s stated purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems. The Company uses its purpose to guide its business decisions and strategies.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 18, Segment Information, of the consolidated financial statements.

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

p. 3

products to physician offices, long-term care and assisted living facilities, home health care and hospice providers, and equipment dealers.

The medical products distribution industry is expected to experience continued growth due to the aging U.S. population, increased healthcare awareness, the introduction of new medical technology, new pharmacology treatments, recently enacted health care reform legislation, and expanded third-party insurance coverage. The elder care market is expected to benefit from the increasing growth rate of the U.S. elderly population and the expansion of provider care into the patient’s home. The most recent U.S. Bureau of the Census report estimated the U.S. elderly population will more than double within the next 40 years, with Americans age 85 years and older, the population in the greatest need of long-term and elder care services, projected to more than triple during this period. The physician market is expected to grow, due, in part, to the shift of procedures and diagnostic testing from hospitals to alternate sites, particularly physician offices, recently enacted health care reform legislation, and expected changes in medical reimbursement rates, offset by slower growth in the near term due to general economic conditions.

The healthcare industry is subject to extensive governmental regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress and also the subject of the Patient Protection and Affordable Care Act, and Reconciliation Act of 2010 (the “2010 Health Care Act”). Currently, government and private insurance programs fund a significant portion of medical costs in the United States. In recent years, state budget deficits and federal and state-imposed limits on reimbursement to hospitals, long-term care and assisted living facilities, physicians, home health care and other healthcare providers have affected spending budgets in certain markets within the medical products industry. With the signing of the 2010 Health Care Act, the Company expects government funded programs will become more prevalent and as such, reimbursements may become more reliant on federal and state budgets. In addition to these changes, the nursing home and home health care industries have been impacted by shifts in operations and business strategies, facility divestitures by elder care providers, migration of patient care to private homes as well as overall general economic conditions.

The Physician Business

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, pharmaceutical related products and healthcare information technology to alternate site healthcare providers in the U.S. based on revenues, number of physician-office customers, number and quality of sales representatives, diagnostic equipment revenues, and number of products distributed under exclusive arrangements. The Physician Business has approximately 800 sales professionals trained in solution-focused selling, disease state management, and diagnostic and therapeutic products used by physicians.

Customers

The Physician Business distributes products to office-based physicians who specialize in internal medicine, family practice, primary care, pediatrics, OB/GYN, general practice, and other specialties. The Physician Business’ target market consists of approximately 496,000 physicians practicing at approximately 217,000 offices in the United States.

Customer pricing for each product is either negotiated directly with the physician or contracted through group purchasing organizations (“GPOs”). GPOs negotiate directly with medical product manufacturers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships.

Distribution Infrastructure

As of April 1, 2011, the Physician Business operated a distribution network consisting of 29 full-service distribution centers, 37 break-freight locations, 1 service center, and 2 redistribution facilities to serve customers throughout the United States. The operations of a full-service distribution center include sales support and certain administrative functions, such as customer billing, collections, cash application, and customer service, as well as general warehousing functions, inventory management, and product delivery. Inventory purchasing is centralized at the Company’s shared services segment in Jacksonville, Florida. Full-service distribution centers receive inventory directly from manufacturers and redistribution centers. The distribution centers deliver product to customers and break-freight locations on a daily basis via the Company’s fleet of leased vehicles or third party transportation providers. Break-freight locations are warehouse facilities that receive packaged customer orders from full-service distribution centers and distribute them directly to customers on a daily basis. The sales channel is complemented by myPSS.com, a customer Internet ordering portal, Instant Customer Order Network (“ICON”), a laptop-based sales force automation tool which enables the Physician Business to extend customer-specific services with local market product and pricing flexibility, and “SmartScan,” a handheld inventory management device that allows customers to order product electronically and provides basic inventory management functions.

Products

The Physician Business distributes approximately 180,000 different products consisting of disposable supplies, pharmaceuticals, diagnostic equipment, non-diagnostic equipment. Additionally, the

p. 4

Physician Business offers healthcare information technology solutions and physician dispensing solutions.

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

Select Medical-Surgical Disposable Supplies and Equipment.  The Company offers its own brands in connection with its strategy of sourcing through global channels to drive enhanced customer satisfaction and profitability. This product category includes a broad range of medical supplies, including paper goods, needles and syringes, gauze and wound dressings, surgical instruments, sutures, examination gloves, orthopedic soft goods, tongue blades and applicators, sterilization products, specimen containers, diagnostic equipment reagents, and rapid diagnostic test kits marketed under various Company brands. During fiscal year 2011, the Company added diagnostic equipment to its product offering.

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

Physician Dispensing Solutions.  This product category includes various medications dispensed on-site within physician business practices, using the Company’s proprietary systems.

Competition

The Physician Business operates in a highly competitive industry where products and services are readily available to customers from a number of manufacturers, distributors, and suppliers. Competitors of the Physician Business include large, national, full-line distributors, many smaller regional and local distributors, and manufacturers who sell directly to customers. Competitive factors within the medical/surgical supply distribution and services industry include pricing, product availability, sales force capabilities, delivery time, electronic commerce capabilities and relationships with customers, and the ability to meet customer-specific requirements.

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

Customers

The Elder Care Business’s target market consists of approximately 40,000 independent, regional, and national nursing home facilities, home health agencies, assisted living centers, hospices, and home medical equipment dealers. Approximately 16%, 15%, and 14%, of the Elder Care Business’ net sales for fiscal years 2011, 2010, and 2009, respectively, represent sales to its largest five customers.

Distribution Infrastructure

As of April 1, 2011, the Elder Care Business operated a distribution network consisting of 16 full-service distribution centers, 8 break-freight locations, 3 service centers, and 2 redistribution centers, which serve customers throughout the United States. The operations of a full-service distribution center include general warehousing functions such as inventory management, warehouse management, and product delivery directly to customers on a daily basis. Full-service distribution centers receive inventory directly from manufacturers and redistribution centers and distribute product to customers and break-freight locations. Break-freight locations receive packaged customer orders from full-service distribution centers and distribute them directly to customers on a daily basis. Product is delivered using either the Company’s fleet of leased

p. 5

delivery vehicles or third party transportation providers. Accounts receivable collections, cash application, customer billing, and inventory purchasing are centralized in the Company’s shared services segment in Jacksonville, Florida, while customer order processing, customer service, and sales support are centralized in Jackson, Mississippi. Coupled with a team of sales professionals, myGSOnline, an automated customer Internet platform, and SmartScan, the Elder Care Business provides service to customers ranging from nursing homes to providers of home health, hospice, sub-acute, rehabilitation, and transitional care.

Products

The Elder Care Business distributes approximately 43,000 different medical and related products consisting of medical supplies, incontinent supplies and personal care items, enteral feeding supplies, point of care testing devices, advanced wound care, home medical equipment, and other supplies required by the long-term care patient. The Elder Care Business offers a broad array of branded products from various manufacturers. In addition, the Company offers its own brand, Select, in connection with its strategy of sourcing through global channels to drive enhanced customer satisfaction and profitability.

Services

The Elder Care Business, through its wholly-owned subsidiary, Proclaim, Inc., provides Medicare Part B billing services on a fee-for-service or a full-assignment basis and Medicaid billing services to the nursing home and assisted living market. The Elder Care Business also provides consulting services to elder care providers through its noncontrolling interest in Pathway Health Services, Inc. (“Pathway”).

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

Shared Services

The Company’s Shared Services segment consists of business units providing administrative services to the operating segments by providing standardized service delivery at an efficient operating cost. Shared Services includes executive and administrative services; accounting and finance; information technology development and support; shared operations management; legal; regulatory compliance; human resources, training and development, and payroll administration; supplier management; sourcing of inventory and non-inventory products and services; and other operating activities. Shared Services allocates a portion of its operating costs and interest expense to the operating segments. The allocation of these costs is generally proportionate to the revenues of each operating segment. Interest expense is allocated based on an internal carrying value of historical capital used to acquire or develop the operating segments’ operations.

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

As of April 1, 2011, the Company had approximately $46.0 million of globally-sourced product inventory, which represented approximately 1400 SKUs and 200 product categories. These products were sourced from 78 manufacturers located in China, Malaysia, India, South Korea, Taiwan, the United Kingdom, the Philippines, Indonesia, Canada, and Mexico.

p. 6

Information Systems

The Physician and Elder Care Businesses operate the Oracle JD Edwards XE platform (“JDE”) at all distribution centers. The Company’s controlled pharmaceutical operations uses a separate version of JD Edwards XE customized to provide compliance with DEA regulations.

The Physician Business’ laptop-based sales-force automation application, known as “ICON”, carries customer order history and accounts receivable detail, reflects on-hand inventory quantities for the local distribution center, and transmits orders over a secure wireless network. The Physician Business’ internet portal, myPSS.com, provides its customers with sales history, accounts receivable detail, available inventory and supports a number of ordering methods. Online order processing is supplemented in the Physician Business with “SmartScan,” a handheld inventory management device that allows customers to order product electronically and provides basic inventory management functions. Approximately 74% of customer orders in the Physician Business are received via ICON, myPSS.com or Smartscan.

The Elder Care Business’ internet portal, myGSOnline.com, provides its customers with sales history, accounts receivable detail, available inventory and supports a number of ordering methods. Our Elder Care Business offers its customers a wide variety of EDI services whereby orders, order acknowledgments, invoices, and other industry standard EDI transactions are available electronically. This improves efficiency and timeliness for the Company and its customers. As a result, the Elder Care Business is an industry leader in eCommerce transactions. Approximately 80% of customer orders in the Elder Care Business are electronic orders.

During fiscal year 2011, the Company continued the implementation of a warehouse management system (“WMS”) to streamline warehouse management, enhance inventory controls and improve customer service. Additionally, the Company continued its focus on increasing its EDI, eComm and Web capabilities to help connect more efficiently and effectively with customers and suppliers.

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

The Food, Drug and Cosmetic Act, Prescription Drug Marketing Act of 1987, Safe Medical Devices Act of 1990, Controlled Substances Act and Various State Regulations

The Company’s business is subject to regulation under the Federal Food, Drug and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Safe Medical Devices Act of 1990, and state laws and regulations applicable to the manufacture, importation and distribution of medical devices and over-the-counter pharmaceutical products, as well as the distribution of prescription pharmaceutical products or dispensing of pre-packaged prescription pharmaceuticals products. In addition, the Company is subject to regulations issued by the United States Food and Drug Administration (“FDA”), the Drug Enforcement Administration, and comparable state agencies.

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

p. 7

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

Healthcare Fraud and Abuse Laws

The Company is subject to extensive local, state and federal laws and regulations relating to healthcare fraud and abuse. Federal and state governments continue to scrutinize potentially fraudulent practices in the healthcare industry in an attempt to minimize the cost that such practices have on Medicare, Medicaid and other government healthcare programs. Under Medicare, Medicaid, and other government-funded healthcare programs, federal and state governments enforce a Federal law called the Anti-Kickback Statute. The Anti-Kickback Statute, and the related regulations prohibits any person from offering, paying, soliciting or receiving anything of value to or from another person to induce the referral of business, including the sale or purchase of items or services covered by Medicare, Medicaid, or other federally subsidized programs. Many states also have similar anti-kickback statutes. The Federal False Claims Act provides that those who knowingly submit, or cause another person or entity to submit, false claims for payment of government funds are liable for three times the government’s damages, plus civil penalties.

The Patient Protection and Affordable Care Act (PPACA), enacted in March 2010, known as The Health Care Reform Bill, significantly strengthened the Federal False Claims Act, and the Anti-Kickback provisions, which could lead to the possibility of increased whistleblower or related suits. The PPACA imposed new reporting and disclosure requirements for manufacturers with regard to payments or other transfers of value made to certain practitioners beginning in January 2012. Additional implemented or pending state legislation surrounding payments or other transfers of value made to certain practitioners requires disclosure and reporting.

State and Federal Drug Pedigree Laws

There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system. Several states have enacted or proposed laws and regulations designed to protect the integrity of the supply channel for the distribution of pharmaceutical products. For example, several states have implemented drug pedigree requirements that require prescription drugs to be distributed with records or information documenting the prior distribution of the drug back to the manufacturers. In addition, California has proposed legislation that will require the implementation of an electronic drug pedigree system that provides “track and trace” chain of custody technologies, such as radio frequency identification, or RFID, technologies by January 1, 2016 for Wholesale Distributors and Repackagers. At the federal level, the FDA issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden of selling our products and handling product returns. There is currently a case pending in the Federal District Court for the Eastern District Court of New York enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors. Moreover, the United States Food and Drug Administration Amendments Act of 2007 require the FDA to establish standards to provide for the development of a standardized numerical identifier and include track and trace or authentication technologies, such as RFID and other technologies. In the future, Congress may implement legislation that would revise and expand the federal pedigree requirements. If enacted, these pedigree requirements could preempt existing state pedigree requirements and the Company may have to adopt or modify its operations to initiate and transmit electronically-coded pedigree information concerning the purchase and transmittal of prescription drugs in all 50 states.

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

p. 8

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

The extensive federal and state laws and regulations described above apply not only to the Company, but also to the manufacturers which supply the products distributed by the Company. For instance, medical product and device manufacturers are subject to design, manufacturing, labeling, promotion and advertising standards imposed on, as well as registration and reporting requirements regarding, their facilities and products. Likewise, pharmaceutical manufacturers are subject to development, manufacturing and distribution regulation by the FDA, the Drug Enforcement Administration and other federal, state and local authorities. Failure of a manufacturer to comply with these requirements, or changes in such requirements, could result in recalls, seizures, manufacturing suspensions or other interruptions in the production, supply, and sale of its products. Such interruptions may result in a material adverse impact on the Company’s business. Similarly, changes in the extensive regulations or in their interpretation or enforcement applicable to the Company’s customers could adversely impact the Company’s business in ways which are difficult for the Company to predict.

See Item 1A “Risk Factors” for a discussion of additional regulatory developments that may affect the Company’s results of operations and financial condition.

Proprietary Rights

The Company has registered with the United States Patent and Trademark Office the marks PSS WORLD MEDICAL (and Design), PSS, Gulf South Medical (and Design), ANSWERS (and Design), SMARTSCAN, PHYSICIAN SELECT, NIGHTINGALE, SOUTHERN ANESTHESIA & SURGICAL, INC. (and Design), ADVANCE PLUS + by SOUTHERN ANESTHESIA & SURGICAL, Inc. (and Design), GULF SOUTH MEDICAL SUPPLY (and Design), SELECT MEDICAL PRODUCTS (and Design) and SELECT MEDICAL PRODUCTS PSS GULF SOUTH MEDICAL SUPPLY (and Design), among others. The Company’s trademarks generally have a term of ten years. The Company believes that the PSS World Medical, Physician Sales & Service, and Gulf South Medical Supply names are well recognized in the medical supply industry and by healthcare providers and, therefore, are valuable assets of the Company.

Employees

As of April 1, 2011, the Company employed approximately 3,900 full-time and part-time employees. The Company believes ongoing employee training is critical to its success and, accordingly, invests significant resources in training, continuing professional education and leadership development. In support of the Company’s commitment to being the employer of choice, the Company offers both online and instructor-led training. The Company’s Center for Career Development (“CCD”) utilizes an Internet-based, enterprise-wide learning management system, “CCD Online,” which is designed to provide a comprehensive learning environment and in-depth training for every employee. As of April 1, 2011, there were approximately 90 online classes available to employees and since its inception in 2001, employees have completed over 226,000 classes online. The Company conducted 39 classes and trained over 1,200 employees in instructor-led classroom sessions during fiscal year 2011. Management believes that relations with employees are strong and the Company’s long-term success depends upon its employees, including its sales professionals.

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

p. 9

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

Item 1a. Risk Factors

The Company’s continued success depends on management’s ability to identify, prioritize and appropriately manage a wide range of enterprise risk exposures. Readers should carefully consider each of the following risks and additional information set forth in this Annual Report on Form 10-K. These risks and other factors may affect forward-looking statements, including those made by the Company in this document or elsewhere. The risks and uncertainties described herein may not be the only ones facing the Company and are not organized in order of priority. Additional risks and uncertainties not presently known to management or that management currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks and uncertainties develop into actual events, it could affect the Company’s business, financial condition or results of operations, cause the trading price of the Company’s common stock to decline, or cause actual results to differ materially from those expected.

General economic conditions, including the current global economy may materially adversely impact the Company’s operating results.

Current and future economic conditions and other factors including consumer confidence, unemployment levels, interest rates, tax rates, consumer debt levels, the threat or outbreak of terrorism, fuel and energy costs, the availability of consumer credit, and the impact of state and federal budget deficits on Medicaid and Medicare reimbursement can reduce consumer spending or change consumer purchasing habits. The current global economy has and may continue to materially adversely affect consumer spending habits and our operating results.

Trends in healthcare spending, as well as the recently enacted healthcare reform legislation, may impact the Company’s results of operations.

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

Health care reform is a key priority of the current Administration. The Patient Protection and Affordable Care Act, and Reconciliation Act of 2010 (the “Healthcare Reform Act”) included increased availability of insurance, provisions for health care information technology, increased efficiencies in Medicare and Medicaid, and provisions for additional taxes on medical devices. In addition, the Healthcare Reform Act provides for changes in how healthcare may be delivered to patients in the future, such as accountable care organizations, and the use of healthcare information technology, which may impact the Company’s business. It is unclear at this time what impact such laws and regulations will have on the purchasing patterns of the Company’s customers, and as a result, the Company’s financial condition, results of operations and cash flows.

Numerous factors, many of which cannot be controlled by the Company, may cause the Company’s net sales and results of operations to fluctuate, which may adversely affect the market price of the Company’s common stock.

The Company’s net sales and operating results may fluctuate as a result of many factors, some of which are out of the Company’s control, including:

→	general economic conditions;
→	demand for the products and services offered by the Company;
→	introduction of new products and services offered by the Company and its competitors;
→	seasonal and pandemic vaccine sales;
→	retention of sales representatives and other key employees;
→	acquisitions, dispositions, or other investments by the Company;
→	changes in manufacturers’ pricing policies, contract terms and distribution strategies;
→	rapid or unexpected increases in product or operating costs;
→	changes in estimates used by management;
→	unfavorable media reports and/or press coverage of the Company;

p. 10

→	changes in the Company’s business strategies, or those of its competitors;
→	product supply shortages;
→	product recalls by manufacturers;
→	inventory valuation adjustments;
→	changes in product mix;
→	fuel costs and third party shipping rates;
→	costs associated with the Company’s self-funded medical insurance program;
→	inclement weather;
→	disruptions resulting from implementing strategic business plans;
→	disruptions resulting from implementing enterprise resource planning (“ERP”) systems; and
→

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

Consolidation within the healthcare industry has resulted in increased competition by direct manufacturers, large national distributors, and drug wholesalers, and may result in lower customer pricing and/or higher operating costs. Additionally, changes in ownership of physician practices may erode the Company’s customer base. Continued consolidation in the healthcare industry could result in the following:

→	potential new entrants to the markets the Company serves;
→

provider networks created through consolidation among physician provider groups, long-term care facilities, and other alternate site providers may shift purchasing decisions to entities or persons with whom the Company has no current relationship;

→	national hospital distributors, drug wholesale distributors, and healthcare manufacturers may focus their efforts more directly on the Company’s markets;
→	competitors obtaining exclusive rights to market products to the Company’s customers; and
→

hospitals forming alliances with long-term care facilities or physician practices to create integrated healthcare networks which may look to hospital distributors and manufacturers to supply their affiliates.

The medical supply distribution market is highly competitive. The Company’s results of operations could be materially adversely affected if competitors offer products similar to those distributed by the Company at significantly lower prices. Principal competitors of the Company include full-line and full-service, multi-market medical distributors, internet distributors, and direct selling manufacturers, many of which have a national presence and significantly greater resources than the Company. The Company also faces significant competition from regional and local distributors, telemarketing firms, internet companies, and mail order firms. The Company’s competition may have the following strengths:

→	sales representatives that compete directly with the Company;
→	capability to market products directly to the Company’s customers;
→	exclusive access to unique products or services;
→	substantially greater financial resources than the Company; and
→	lower product and operating costs.

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

Additionally, sales to large accounts and provider groups, especially in the long-term care market, represent a significant portion of the Company’s revenue base. Competitive pricing pressures may increase due to:

→	change in ownership;
→	additional negotiating leverage of large customers;
→	supplier agreements containing volume discounts;
→	service specifications;
→	financial health of customers;
→	activity of competitors; and
→	activity of group purchasing organizations (“GPO”).

p. 11

The viability of the Company’s customers may be threatened by various factors.

The Company has been negatively impacted in the past, and could be negatively impacted in the future, when customers experience disruptions resulting from tighter capital and credit markets or a loss of patient revenue due to changes in the general economy. Customers have, and may continue to modify, delay, or cancel plans to purchase the Company’s products or services. Additionally, if customers’ operating and financial performance deteriorate, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company. Any inability of customers to pay for products and services may adversely affect the Company’s earnings and cash flow.

The Company’s customers are also impacted by increasing costs of malpractice claims and liability insurance. As a result, customer financial viability may adversely impact the Company’s financial condition, net sales, results of operations, and cash flows from operations.

The Company’s future operating results are affected by its relationships with its customers, sales representatives, and senior management team.

The Company’s ability to retain existing customers and attract new customers is dependent upon hiring and retaining sales representatives. Customer relationships are at risk if a sales representative ceases employment with the Company, particularly where the representative seeks employment with a competitor. The Company uses employment agreements containing restrictive covenants, which protect the Company’s legitimate business interests. However, these agreements have not been obtained for all sales representatives. In addition, the terms of these agreements, in certain states, may not be fully enforceable. The inability to adequately hire or retain sales representatives could limit the Company’s ability to expand its business and increase sales.

The Company’s success in executing its strategic objectives depends largely on the efforts and abilities of senior management, particularly the executive management team, as well as operations and sales leaders at each distribution center, as local leaders have significant decision-making authority. Although the Company maintains key man life insurance for certain officers, the loss of services of one or more of its members of senior management, the inability of the current management team to successfully execute the Company’s strategies, or the inability of the Company to attract and retain key personnel through appropriately aligned compensation and benefit plans may adversely affect the Company’s business.

The Company relies extensively on its relationships, significant distribution agreements and other purchasing arrangements with suppliers.

The Company has distribution agreements and other purchasing arrangements with a substantial majority of its suppliers. The Company relies on these suppliers to manufacture and/or supply products for and to the Company for resale to the Company’s customers. If any distribution agreement or other purchasing arrangement between the Company and a supplier expires or is terminated, if the Company fails to meet the minimum requirements under the agreement, or if the Company and any supplier otherwise cease conducting business with each other, then the Company’s net sales and results of operations may be materially adversely affected.

Since the Company does not manufacture many of the products it sells, it is dependent on vendors and manufacturers for the supply of products. The Company relies on suppliers to provide, among other things:

→	field sales representatives’ technical and selling support;
→	acceptable purchasing, pricing, and delivery terms;
→	sales performance and other financial incentives;
→	rebates for inventory purchases or sales volume;
→	support of sales and marketing programs;
→	promotional materials; and
→	product availability.

There can be no assurance that the Company will be successful in maintaining good relations with its suppliers. The Company’s global sourcing strategy may threaten relations with certain suppliers. Additionally, there can be no assurance that the Company will meet forecasted inventory purchases, sales volume, or other criteria required to obtain the benefits outlined in supplier agreements.

Cost increases for the Company’s products may impact the Company’s results of operations.

The Company’s suppliers, both domestic and foreign, may increase costs for products distributed by the Company. While the Company takes steps to mitigate the effect of these cost increases, there can be no assurance that these cost increases will not materially adversely impact the Company’s net sales, gross margins, financial conditions, and results of operations.

Expansion of GPO or hospital purchasing power and the multi-tiered costing structure may place the Company at a competitive disadvantage.

The medical-products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain competitors can obtain more favorable prices for medical products than the Company. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. This may threaten

p. 12

the Company’s ability to compete effectively, which would in turn negatively impact the Company’s results of operations. Although the Company seeks to obtain similar terms from manufacturers and obtain access to lower prices demanded by GPO contracts or other contracts, management cannot assure such terms will be obtained or contracts will be executed.

The operating costs of the Company’s delivery fleet could increase due to fuel price fluctuations and/or service interruptions by third parties.

The Company delivers its products to customers through either its Company-leased delivery fleet or third party transportation providers. Significant fluctuations in the cost of fuel have had and may continue to have an adverse impact on the Company’s cost to deliver product to customers. In addition, the Company’s operations may be impacted by events and conditions outside of its control, including strikes or other service interruptions by third party transportation providers which may increase the Company’s operating expenses and adversely affect the Company’s ability to deliver products on a timely basis.

The Company’s strategy for growth may not result in additional net sales or operating income and may have an adverse effect on working capital, operating cash flow, and results of operations.

The Company seeks to increase revenues and operating income by:

→	developing innovative marketing and distribution programs;
→	expanding the sales force and increasing sales force productivity;
→	expanding e-commerce initiatives and development;
→	maintaining and expanding vendor incentive programs;
→	expanding product offerings;
→	expanding sales support services;
→	increasing healthcare information technology offerings;
→	leveraging its infrastructure and information systems;
→	improving distribution capability and efficiency through systems development and implementation;
→	improving supply chain efficiency through centralization and systems enhancements; and
→	improving operating margins through product sourcing initiatives.

These business strategies for growth may result in increased costs and expenses. There can be no assurance that the Company’s business strategy for growth will result in additional net sales or operating income. In addition, the implementation of the Company’s business strategy for growth may have an adverse effect on working capital, operating cash flow, and results of operations.

Execution of Company’s acquisition strategy could adversely affect the Company’s results of operations and financial condition.

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

Integration of acquisitions involves a number of risks. The Company may be unable to successfully integrate the operations of acquired companies and realize anticipated economic, operational, and other benefits in a timely manner. Integration of an acquired company may be difficult when the acquired business is in a market in which the Company has limited expertise. If the operations of acquired companies are not successfully integrated, the Company may:

→	incur substantial unanticipated costs and delays;
→	experience operational, technical, or financial problems; and
→	damage relationships with key customers and employees.

As a result of these operational, financing and environmental factors, the Company’s business, financial condition, results of operations, and market price of the Company’s common stock may be adversely affected.

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

The Company continues to expand its globally sourced product offering, which is marketed under the brand name Select Medical Products and other brand names (collectively “Select”). The Company’s global sourcing strategy revolves around sustaining sourcing channels to drive enhanced customer satisfaction and profitability. To attain its strategic objectives, the Company has focused on:

→	expanding the Select product offering;
→	strengthening the global sourcing infrastructure;
→	improving product sourcing processes and sourcing partner coordination;
→	ensuring the quality of Select brand products;
→	supporting increases in volume of globally sourced products;
→	effectively marketing of Select brand products; and
→	providing appropriate incentives to its sales force in the form of commission and promotions.

The Company’s sourcing strategy involves purchasing certain products directly from foreign manufacturers. The Company’s business, financial condition and results of operations may be adversely

p. 13

affected by changes in the political, social or economic environment of certain foreign countries. Changes in laws and regulations, or their interpretation, the imposition of surcharges or any material increase in tax rates, restrictions on currency conversion, imports and sources of supply, or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s ability to conduct business and its results of operations. Additional risks related to the Company’s global sourcing strategy include:

→	political unrest in certain regions;
→	intermittent supply interruptions with global manufacturers;
→	unfavorable changes in foreign currency exchange rates;
→	shipping disruptions due to transportation delays;
→	fluctuations in the cost of commodities
→	fluctuations in labor costs;
→	potential quality issues;
→	shortages in facility capacity;
→	availability of raw materials;
→	increasing regulation of imports due to a rising trade deficit;
→	natural disasters in certain regions;
→	regional tensions that adversely affect the development of ongoing agreements; and
→	intellectual property violation claims.

The Company’s failure or inability to execute any of its strategic global sourcing initiatives could adversely impact its future profitability.

The Company may not be able to effectively respond to changes in its systems and product-related technology.

The use of technology and e-commerce by the Company and its customers is expanding. E-commerce is an efficient system for customer ordering and inventory management functions and the use of technology applications is becoming more prevalent in our customers’ businesses. The Company provides multiple e-commerce and other technology options in order to meet the demands of its customers. Advancements in technology and e-commerce will require the Company to enhance existing services and introduce new services to meet customer demands. If the Company does not address the changing demands of customers on a timely basis, the Company could experience adverse results.

The Company sells products that are subject to technological obsolescence. The Company may experience adverse results if it is unable to anticipate customers’ purchasing patterns and can no longer sell products that have become obsolete.

The Company’s business is dependent on data processing systems critical to the business operations.

The Company is reliant on its information systems for centralized customer support, operating, and administrative processes. Management relies on the capability, accuracy, timeliness, and stability of its data processing systems to:

→	receive and ship customer orders, including those received electronically;
→	manage customer billings and collections;
→	provide accurate point-of-sale product cost information;
→	track and report third-party ancillary billing services;
→	provide product reporting, such as product purchases and sales by vendor and vendor incentives earned;
→	manage inventory procurement and processes;
→	track and report regulatory compliance related to certain pharmaceutical products and devices;
→	provide manufacturer rebate tracking, compliance, verification, and collection;
→	ensure payments to suppliers are made in accordance with negotiated terms;
→	ensure certain critical internal controls are operating properly;
→	prepare and present accurate financial statements and related information; and
→	integrate acquisitions.

The Company’s business, financial condition and results of operations may be materially adversely affected if, among other things:

→	data errors are created by the information systems and remain undetected;
→	data processing capabilities are interrupted or fail to operate for an extended period of time;
→	the data processing system becomes unable to support growth of the business;
→	data is lost or is unable to be restored;
→	data security is breached inadvertently or through malicious intent causing destruction or theft of the Company’s information;
→	problems occur with system upgrades and implementations, or such upgrades and implementations are not timely;
→	product maintenance and upgrades to the ERP system are no longer provided by suppliers; or
→	a revision is made to the estimated useful lives for certain computer software.

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

p. 14

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

The Company maintains an asset-based revolving line of credit (“RLOC”), which permits maximum borrowings of up to $200.0 million and may be increased to $250.0 million at the Company’s discretion. Availability of borrowings under the RLOC depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Any deterioration in the valuation of these assets could reduce the availability of borrowings under the RLOC. Increases in the level of the Company’s indebtedness or changes in the Company’s debt rating could adversely affect the Company’s liquidity and reduce the Company’s ability to:

→	obtain additional financing for working capital requirements;
→	fund the convertible notes if presented for redemption;
→	make capital expenditures;
→	acquire businesses; and
→	adapt to changes in the industry and economic conditions in general.

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

If the Company is unable to generate sufficient cash flow from operating activities, the Company may be forced to adopt strategies that may include the following:

→	reduce or delay acquisitions and capital expenditures;
→	sell assets;
→	restructure or refinance existing indebtedness; and
→	seek additional equity capital.

The price of the Company’s common stock and the trading value of the senior convertible notes may be volatile.

The Company’s common stock experiences price and volume fluctuations. Trading prices of the Company’s common stock may be influenced by operating results, projections, and economic, financial, regulatory and other factors. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of the Company’s common stock.

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

The price of the Company’s common stock may also be affected by possible sales of the Company’s common stock by investors who view the Notes as a more attractive means of equity participation in the Company and by hedging or arbitrage activity involving the Company’s common stock as a result of the issuance of the Notes. The hedging or arbitrage activity, in turn, could affect the trading prices of the Notes and common stock.

The Company faces potential litigation and liability exposure for product liability and other claims against the Company.

The Company is a distributor of medical products, equipment, and pharmaceutical products. As a result, there is a risk that injury or other liability arising from the use or transportation of the products may occur and result in litigation against the Company. Accordingly, the Company maintains various insurance policies, including product liability insurance, to cover such exposure at amounts that management considers adequate. However, there can be no assurance the coverage maintained by the Company under various insurance policies is sufficient to cover future claims or will be available in adequate amounts at a reasonable cost. In many cases, the manufacturer of the product for any product liability claims may indemnify the Company; however, these agreements may not apply to products sourced through alternate channels. Additionally, there can be no assurance that indemnification agreements provided by manufacturers will adequately protect the Company; particularly the enforceability of indemnification provisions provided by overseas suppliers for globally-sourced products. These risks increase as more of the Company’s sales relate to globally sourced products and products purchased through alternate channels. A successful claim brought against the Company in excess of available insurance or indemnification agreements, or any claim that results in significant adverse publicity against the Company, could harm the Company’s business, reputation, and results of operations.

p. 15

In addition to product liability claims, the Company is subject to various legal and administrative proceedings and claims arising in the normal course of business, which are described in Footnote 19, Commitments and Contingencies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcomes of such proceedings or claims that are unasserted, pending, or known to be threatened could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

The Company faces risk that its proprietary rights may infringe on the rights of third parties and that the protection offered by its proprietary rights may not be adequate.

The Company relies on a combination of patent, copyright and trademark laws, nondisclosure and other contractual provisions to protect a number of its products, services, and intangible assets. These proprietary rights are important to the Company’s ongoing operations. There can be no assurance these protections will provide meaningful protection against competitive products or services or otherwise be commercially viable or the Company will be successful in obtaining additional intellectual property or enforcing its intellectual property rights against unauthorized users.

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

General

The health care industry is highly regulated and the Company is subject to various federal, state, local and foreign laws and regulations, which include the Drug Enforcement Agency (“DEA”), the Food and Drug Administration (“FDA”), various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (“HHS”), the Occupational Safety and Health Administration (“OSHA”), the Centers for Medicare and Medicaid Services (“CMS”), various State Attorneys General, State Medicaid fraud units, and other comparable agencies. The Company’s global product sourcing initiatives have increased the Company’s exposure to these regulatory agencies. Certain of the Company’s distribution service centers may be required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, HHS, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing, and sale. Enforcement activity with regards to these laws and regulations has increased recently and the Company expects it to continue to increase. In addition to laws relating to the healthcare industry, our vehicle fleet is subject to extensive regulation by the Department of Transportation. Although the Company believes it is in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of the Company’s operations with applicable laws and regulations, and that any such non-compliance would not have a material adverse effect on the Company.

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

The manufacture, distribution and marketing of certain of the Company’s products are subject to extensive ongoing regulation by the FDA. Failure to comply with the requirements of the FDA could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of the government to grant approvals, restrictions on operations, or withdrawal of existing approvals. Any of these actions could cause a loss of customer confidence in the Company and its products which could adversely affect the Company’s sales. In addition, third parties may file claims against the Company in connection with these issues.

Laws relating to the physician dispensing solutions

Certain physician medication dispensing solutions could be adversely affected by pending legislation that would provide restrictions and /or limitations that could inhibit profitability. In addition, an increase in enforcement activity in regards to the laws and regulations surrounding this type of business activity will continue and could potentially inhibit or eliminate this business, impairing the Company’s goodwill balance.

p. 16

Laws relating to healthcare fraud

The Company is subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud. The federal government continues to increase enforcement of practices involving healthcare fraud. The Company’s relationships with manufacturers and healthcare providers subject the business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing of items or services that are in any way paid for by government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under government healthcare programs. While the Company believes that it is substantially compliant with all applicable laws, many of the applicable regulations are vague or indefinite and have not been interpreted by regulators or the courts. They may be interpreted or applied in a manner that could require changes in operations. In addition, the Federal False Claims Act creates a financial incentive for private individuals to bring suit on behalf of the government to recover funds paid pursuant to a false claim, which may include failure to comply with technical requirements for claim submission, coding, and billing. If the Company fails to comply with applicable laws and regulations, it could suffer civil and criminal penalties, including substantial fines or penalties, and other sanctions, including exclusion from participation in any federal health care program.

Laws affecting our foreign operations

The Company is subject to the United States Foreign Corrupt Practices Act (“FCPA”), which generally prohibits United States companies from engaging in bribery or prohibited payments to foreign officials for the purpose of obtaining or retaining business. FCPA enforcement has increased significantly in recent years. Certain foreign companies, including some that may compete with the Company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the non-U.S. countries in which the Company conducts business. The Company has implemented safeguards to prevent and discourage such practices by employees and agents. There is no assurance, however, that employees or other agents will not engage in such conduct for which the Company might be held responsible. If employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on the Company’s business, financial condition and results of operations.

Tax legislation initiatives and audits by tax authorities could adversely affect the Company’s net earnings and tax liabilities

The Company is subject to the tax laws and regulations of the United States Federal, state and local governments and certain foreign governments. Various legislative initiatives may be proposed, including those to alter the taxation of the Company’s earnings from foreign operations, which could adversely affect the Company’s tax positions. There can be no assurance that the Company’s effective tax rate will not be adversely affected by these initiatives. In addition, United States Federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. Although the Company believes that its historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that the Company’s tax positions will not be challenged by relevant tax authorities or that the Company would be successful in any such challenge.

From time to time we are audited by United States Federal, state, local and foreign tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

See Item 1 “Business – Regulatory Matters” for additional information.

Item 1B. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal year 2011 and that remain unresolved.

Item 2. Properties

The Company leases warehouse and office space for its full-service distribution centers, break-freight locations, other service centers, and redistribution facilities, in various locations across the United States. In the normal course of business, management regularly assesses its business needs and makes changes to the capacity and location of these leased facilities. As of April 1, 2011, the Company believes its distribution infrastructure is adequate to carry on its business as currently conducted and that, if necessary, it could find additional and/or replacement facilities to lease without suffering a material adverse effect on its business.

p. 17

The following tables identify the full-service distribution centers, break-freight locations, ancillary service centers, and redistribution facilities for each operating segment:

Physician Business

Full-Service Distribution Center Locations
Aiea, HI	Fullerton, CA	Lubbock, TX	Salt Lake City, UT
Auburn, WA *	Gainesville, GA	Memphis, TN	Santa Ana, CA
Charlotte, NC *	Grand Prairie, TX	Olathe, KS *	Schertz, TX *
Colonial Heights, VA	Houston, TX *	Orlando, FL	St. Rose, LA
Columbia, SC	Kennesaw, GA	Phoenix, AZ	Wareham, MA
Denver, CO	Leetsdale, PA	Rochester, NY	West Columbia, SC
Elgin, IL	Louisville, KY	Rogers, MN	West Sacramento, CA

Fairfield, NJ *

Break Freight Locations
Albany, NY	Gresham, OR	Mesquite, TX *	St. Charles, MO
Baton Rouge, LA	Hamilton, OH	Middletown, PA *	St. Petersburg, FL
Bethlehem, PA	Jacksonville, FL *	Morrisville, NC *	Tallahassee, FL
Big Bend, WI	Knoxville, TN	Nashville, TN	Troy, MI
Birmingham, AL	Lafayette, LA	Newark, CA	Trussville, AL
Chatsworth, CA	Lanham, MD	Omaha, NE *	Tulsa, OK
Chattanooga, TN	Las Vegas, NV	Pompano Beach, FL	Tyler, TX
Columbia, SC	Macedonia, OH	Roanoke, VA	Warminster, PA
Fredericksburg, VA	Maumelle, AR *	San Diego, CA	West Babylon, NY

Gahanna, OH *

Redistribution Facilities
Fullerton, CA *	Jacksonville, FL *

Other

Channahon, IL

Elder Care Business

Full-Service Distribution Center Locations
Auburn, WA *	Londonderry, NH	Omaha, NE *	Sacramento, CA
Austell, GA	Mesquite, TX *	Ontario, CA	Spokane, WA
Fort Lauderdale, FL	Middletown, PA *	Orlando, FL	Vancouver, WA
Gahanna, OH *	Morrisville, NC *	Ridgeland, MS	Windsor, WI

Break Freight Locations
Charlotte,NC *	Fairfield, NJ *	Indianapolis, IN	Olathe, KS *
Eau Claire, WI	Houston, TX *	Maumelle, AR *	Schertz, TX *

Redistribution Facilities
Fullerton, CA *	Jacksonville, FL *

Other
Birmingham, AL	Fresno, CA	Redmond, WA

*Facilities	shared by Physician Business and Elder Care Business.

In the aggregate, the Company’s service center locations consist of approximately 2.8 million square feet of leased space. The lease agreements have expiration dates ranging from April 2011 to August 2016 and facilities ranging in size from approximately 1,000 square feet to 169,000 square feet.

The Company’s corporate office complex and location of Corporate Shared Services consists of approximately 150,000 square feet of leased office space located at 4345 Southpoint Boulevard and 4190 Belfort Road, Jacksonville, Florida 32216.

The Company also retains office space for the purpose of providing support services to segment locations described in the previous table. These offices are located in the following cities: Franklin, TN; Jacksonville, FL; Niles, IL; Woodstock, GA; and Shanghai, China.

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

p. 18            Part II → Item 5.

→  Part II

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

Quarter Ended	High	Low
Fiscal year ended April 2, 2010:
June 26, 2009	$18.53	$13.72
October 2, 2009	$22.52	$17.61
January 1, 2010	$22.83	$19.32
April 2, 2010	$23.96	$18.58
Fiscal year ended April 1, 2011:
July 2, 2010	$24.45	$20.51
October 1, 2010	$21.79	$18.15
December 31, 2010	$24.11	$20.50
April 1, 2011	$27.36	$22.47

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

Holders of Common Stock

As of May 20, 2011, there were approximately 1,420 holders of record of the Company’s common stock.

p. 19

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming reinvestment of dividends, if any, on March 31, 2006, the last trading day before the beginning of the Company’s fiscal year 2007 through the end of fiscal year 2011, with the cumulative return on $100 invested for the same period in the Nasdaq Stock Market (U.S. Companies) Composite Index.

The graph also compares the cumulative stockholder return to an index of companies management believes comprise the Company’s peer group, which includes the following: Amerisourcebergen Corporation, Baxter International, Inc., Cardinal Health, Inc., McKesson Corporation, Owens & Minor, Inc., Patterson Companies, Inc., and Henry Schein, Inc.

Comparison of 5 Year Cumulative Total Return*

Among PSS World Medical, Inc., The NASDAQ Composite Index And A Peer Group

	FISCAL YEAR ENDING APRIL 1, 2011
	March 31, 2006	March 30, 2007	March 28, 2008	March 27, 2009	April 2, 2010	April 1, 2011
PSS World Medical, Inc.	100.00	109.59	86.37	74.39	121.88	140.55
NASDAQ Composite	100.00	103.50	97.41	65.33	102.49	118.86
Peer Group	100.00	116.12	110.37	84.76	121.32	133.73

Information presented above assumes $100 invested on March 31, 2006 and that dividends were reinvested.

p. 20            Part II → Item 5.

Issuer Purchases of Equity Securities

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock. Repurchases can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC. The Company’s stock repurchase programs do not have an expiration date.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 2, 2010 to April 1, 2011.

(in thousands)	Shares
Shares available for repurchase, April 2, 2010	3,317
Additional shares authorized for repurchase	2,763
Shares repurchased	(2,728)
Shares available for repurchase, April 1, 2011	3,352

During fiscal year 2011, the Company repurchased approximately 2.7 million shares of common stock under these programs at an average price of $20.07 per common share for approximately $54.8 million.

The following table summarizes the Company’s repurchase activity during the three months ended April 1, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 1	–	$–	–	3,353,316
February 2 - March 1	1,895	25.51	1,895	3,351,421
March 2 - April 1	–	–	–	3,351,421
Total fourth quarter	1,895	$25.51	1,895	3,351,421

p. 21

Item  6. Selected Financial Data

The selected financial data for fiscal years 2007 through 2011 have been derived from the Company’s consolidated financial statements, which give retroactive effect to the restatement related to adoption of ASC 470-20, Debt – Debt with Conversion and Other Options. See Footnote 12, Debt, for additional information. The selected financial data below should be read in conjunction with the Company’s financial statements and the notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Statement of Operations Data:
Net sales	$2,034,789	$2,055,171	$1,952,691	$1,855,791	$1,741,639
Net income attributable to PSS World Medical, Inc.	$74,485	$69,363	$51,486	$53,133	$47,148
Earnings per share
Basic	$1.35	$1.20	$0.86	$0.82	$0.70
Diluted	$1.32	$1.18	$0.85	$0.80	$0.68
Weighted average shares outstanding
Basic	54,996	58,029	59,937	64,703	67,219
Diluted	56,546	58,943	60,696	66,184	69,325
Ratio of earnings to fixed charges(a)	5.7	4.2	3.3	4.5	3.9
Balance Sheet Data:

Working capital(b)	$345,402	$355,606	$323,545	$97,454	$304,543

Total assets	$951,672	$872,066	$858,624	$813,236	$773,297
Long-term liabilities(b)	$305,942	$277,994	$241,684	$65,198	$202,239

(a)	For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from operations before provision for income taxes, plus fixed charges, less capitalized interest. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, and the portion of rental expense estimated by management to be attributable to interest.
(b)	Fiscal year 2008 working capital and long-term liabilities reflect a reclassification of $150 million of 2.25% senior convertible notes from long-term to current liabilities made during fiscal year 2009.

p. 22            Part II → Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology, physician dispensing solutions and professional services to healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through full-service distribution centers, which serve all 50 states throughout the United States (“U.S.”).

The Company’s stated purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems. The Company uses its purpose to guide its business decisions and strategies.

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes costs of corporate departments that provide services to the operating segments. For information on comparative segment revenue, segment profit and related financial information, refer to Footnote 18, Segment Information, of the consolidated financial statements.

PSSI is a market leader in the two alternate-site customer segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain knowledge; unique arrangements with manufacturers; a full line of the Company’s own brand, Select; innovative information systems and customer-facing technologies that serve its core markets; and a culture of performance.

The Company’s Strategy

The Company’s objective is to be the leading distributor and marketer of medical products and services to select medical market segments in the United States of America, with a goal to grow revenues at twice the market growth rate in the markets it serves. The key components of the Company’s strategy include:

Reach and Strengthen: Grow sales through innovative, differentiated marketing programs, innovative products, services, and new customer acquisitions. The Company believes its sales professionals, which consists of approximately 950 employees, and their customer relationships and knowledge are strategic competitive advantages. The Company trains its sales professionals to develop and build unique relationships with customers and provide solutions though innovative marketing programs, exclusive products, and new product or technology offerings. The Company develops and provides unique customer-based solutions and marketing programs to strengthen its customers’ clinical outcomes and financial health. In addition, the Company utilizes improved customer interface processes that increase sales representative bandwidth and improve the customer experience.

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

LEAN: Simplify and improve business activities leveraging existing distribution and shared service capabilities. The Company is making significant investments in its distribution infrastructure, information systems, process reengineering, and training to simplify its distribution and administrative infrastructure, develop easy to use scalable processes and systems that enable growth, reduce costs to serve, and achieve the Company’s commitment to providing superior customer service. LEAN process improvement initiatives focus on process redesign, investments in automation and organizational commitments to customer service in the most efficient manner. During fiscal year 2011, the Company continued to leverage its existing infrastructure investments and process improvements resulting in operating efficiencies, improved customer service levels and operating margins.

Identify, develop and retain leaders capable of managing a growing corporation. The Company is committed to the effective recruitment, hiring and promotion of employees with outstanding performance, culture and leadership abilities. The Company provides leadership development opportunities, individual leadership assessment and development plans, education and coaching programs to its employees. The Company’s goal is to develop a diverse group of individuals capable of leading a growing corporation.

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

p. 23

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

Make strategic acquisitions. The Company expects to continue to make strategic and fold-in acquisitions to complement its core business strategies, and targets acquisitions which leverage infrastructure and distribution capabilities, expand its product offerings, and increase market share and profitability.

Executive Overview

During fiscal year 2011, the Company continued growth in net earnings despite the economic environment which slowed the Company’s sales. Consolidated sales decreased 1.0% during fiscal year 2011 when compared to the prior year. Sales during fiscal year 2011 were negatively impacted by five fewer selling days and a decrease in product sales from the H1N1 pandemic. The Company’s per selling day revenue excluding the impact from the fiscal year 2010 H1N1 pandemic grew 1.0%, compared to 3.2% during the prior fiscal year. The Company expects near term sales growth rates excluding acquisitions to remain lower than historical growth rates due to economic conditions and a decrease in patient visits to physicians’ offices.

Consolidated income from operations increased approximately $12.6 million, or 10.4% during the fiscal year ended April 1, 2011, while operating margins increased 68 basis points. The fiscal year 2011 increase was largely the result of management’s focus on improving selling margin and reducing operating costs as a percentage of net sales through its Lean strategies, cost savings initiatives, strategic acquisitions, and continued leverage of its distribution infrastructure.

Cash flow from operations during fiscal year 2011 grew to $116.3 million, which was attributable to growth in profitability and focus on working capital management. The Company’s increased cash flow from operations and available cash balances funded the Company’s stock repurchase program, investments in capital projects and acquisitions during the year.

The Company remains focused on credit management and collection of its receivable balances. During fiscal year 2011, days sales outstanding remained relatively consistent in the Physician Business and decreased from 48 days to 47 days in the Elder Care Business, when compared to prior year. This was the result of investments in credit and collections training, new monitoring software, and continued focus on aged balances.

Management uses return on committed capital (“ROCC”, as defined in the Liquidity and Capital Resources section on page 42), as a key performance indicator of overall profitability, as well as measurement criteria for investment decisions. During fiscal year 2011, consolidated ROCC increased from 33.5% to 35.5%. This was a result of leveraging earnings across the Company’s fixed assets as well as effective credit and collections processes mentioned above.

The 2010 Health Care Act, passed into law in March 2010 provides increased availability of insurance, provisions for health care information technology, increased efficiencies in Medicare and Medicaid, as well a 2.3% excise tax on medical devices. The effect of the 2010 Health Care Act on the Company is currently uncertain as rulemaking on many of its provisions have not been finalized.

The following significantly impacted the Company’s financial and operating results during fiscal years 2011, 2010, and 2009:

Acquisitions

During fiscal year 2011, the Company continued to make strategic acquisitions in both the Physician and Elder Care markets. Cash paid for acquisitions made during fiscal year 2011, 2010, and 2009 was $65.9 million, $14.8 million, and $3.7 million, respectively. During fiscal year 2011, the Physician Business obtained a new product line, physician dispensing solutions, with the acquisition of Linear Medical Solutions, Inc. (“Linear”) and Dispensing Solutions, Inc. (“DSI”).

Refer to Footnote 4, Purchase Business Combinations, for additional information.

H1N1 Flu Pandemic

During fiscal year 2010, the Physician Business experienced increased sales of influenza test kits, surgical masks, medical gloves and hand sanitizers, and other product categories related to the H1N1 flu pandemic. As a result, the Company recognized approximately $52.5 million in additional net sales during fiscal year 2010, which did not reoccur in fiscal year 2011.

Convertible Debt Transactions

During fiscal year 2009, the Company issued $230.0 million principal amount of 3.125% senior convertible notes (“2008 Notes”). The Company also entered into convertible note hedge transactions and, separately, sold warrants to the initial purchaser and/or its affiliates. Under the terms of the convertible note agreement, the notes are convertible during any calendar quarter in which the

p. 24            Part II → Item 7.

closing sale price of the Company’s common stock for a certain number of days is greater than $27.59 per share. The 2008 Notes would be classified as a Current Liability during any such quarter.

As of April 1, 2011 and April 2, 2010, the Company was required to include shares underlying the 2008 Notes in its diluted weighted average shares outstanding, as the average stock price per share for the period exceeded $21.22 (the conversion price for the 2008 Notes). The Company has experienced increases in the price of its common stock during fiscal year 2011. If the average price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants. Prior to conversion, the purchased options from the convertible note hedge transaction are considered to be anti-dilutive.

Refer to Footnote 12, Debt, for additional information.

Adoption of New Accounting Pronouncement

Effective March 28, 2009, the Company adopted ASC 470-20, Debt – Debt with Conversion and Other Options and, as required by this new standard the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. As a result of the adoption, non-cash interest expense increased by $10.3 million ($6.4 million net of tax) during fiscal 2009. See Footnote 2, Summary of Significant Accounting Policies, and Footnote 12, Debt, for additional information.

Change in Long-Term Incentive Compensation Estimate

During fiscal year 2010, management raised its estimation of expected achievement of performance targets related to long-term corporate incentive compensation plans. Due to the change in estimate, the Company recognized additional long-term incentive-based compensation expense of $11.4 million, offset by a decrease of $4.4 million in accruals for long-term incentive compensation related to the departure of the Company’s former Chairman and Chief Executive Officer. There were no material changes in estimates during fiscal year 2011. See Footnote 15, Incentive and Stock-Based Compensation, for additional information.

Investment in athenahealth, Inc.

During fiscal years 2010 and 2009, the Company sold its investment in athenahealth, Inc. (“athena”), resulting in a gain of approximately $3.6 million ($2.3 million, net of tax) and $0.4 million ($0.3 million, net of tax), respectively. Refer to Footnote 7, Equity Investment, for additional information.

Global Sourcing Initiative

The Company’s global sourcing strategy involves purchasing products directly from contracted manufacturers and is a key initiative for the Company. Milestones reached during fiscal year 2011, 2010 and 2009 included (i) expanding the Company’s global sourcing resources in Asia and Europe, (ii) increasing the capacity of the redistribution infrastructure in the United States; (iii) expanding the Select product offering, and (iv) designing and implementing a security assessment program for global manufacturers in compliance with the U.S. Customs Trade Partners Against Terrorism Act. As of April 1, 2011 and April 2, 2010, the Company had approximately $46.0 million and $42.0 million of globally-sourced product inventory, respectively. Management believes this initiative will continue to positively impact the Company’s results of operations in future years.

p. 25

Results of Operations

Fiscal Year Ended April 1, 2011 Versus Fiscal Year Ended April 2, 2010

Net Sales

	For the Fiscal Year Ended				Total Percent Change	Average Daily Net Sales Percent Change
	April 1, 2011		April 2, 2010
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$1,425.0	$5.6	$1,437.8	$5.6	(0.9)%	1.1%
Elder Care Business	607.8	2.4	614.9	2.4	(1.2)	0.8
Corporate Shared Services	2.0	–	2.5	–	(15.9)	(14.2)
Total Company	$2,034.8	$8.0	$2,055.2	$8.0	(1.0)%	1.0%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Fiscal Year Ended		Percent Change
(dollars in millions)	April 1, 2010	April 2, 2010
Branded (a)	$751.5	$803.2	(6.4)%
Select(b)	208.1	199.3	4.4
Pharmaceutical products	310.5	312.8	(0.7)
Equipment	112.1	118.8	(5.6)
Physician dispensing solutions	36.9	–	–
Other	5.9	3.7	53.8
Total	$1,425.0	$1,437.8	(0.9)%
Selling days	253	258

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products are comprised of the Company’s brands of disposables, lab diagnostics, and equipment.

Net sales growth during the fiscal year ended April 1, 2011 decreased as a result of (i) fiscal year 2010 H1N1 related sales, (ii) five fewer selling days, (iii) the state of the overall economy resulting in decreased physician office visits, offset by (iv) sales from fiscal year 2011 acquisitions. During the fiscal year ended April 1, 2011, the Company continued to make strategic acquisitions in the Physician Business. Net sales from fiscal year 2011 acquisitions were $41.9 million, of which $36.9 million related to acquisitions in the physician dispensing solutions product category. During the fiscal year ended April 2, 2010, the Physician Business increased sales in influenza test kits, surgical masks, medical gloves, hand sanitizer, and other products related to the H1N1 pandemic, recording approximately $52.5 million in additional sales across the Branded and Select product lines.

Select product sales increased 4.4% due to the Company’s continued focus on promoting its globally sourced products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products.

Equipment sales decreased as a result of general economic conditions and lower availability of credit for physician practices.

Elder Care Business

Management evaluates the Elder Care business by customer category. The following table summarizes the change in net sales by customer segment period over period.

	For the Fiscal Year Ended		Percent Change
(dollars in millions)	April 1, 2011	April 2, 2010
Nursing home and assisted living facilities	$352.9	$372.5	(5.3)%
Hospice and home health care agencies	191.4	183.9	4.1
Billing services	12.0	13.2	(9.6)
Other	51.5	45.3	13.7
Total	$607.8	$614.9	(1.2)%
Selling days	253	258

Net sales during the fiscal year ended April 1, 2011 compared to the prior year decreased approximately $7.1 million, resulting from 5 fewer selling days. Net sales in the nursing home and assisted living customer segment was also negatively impacted by the loss of a few large regional nursing home customers, offset by continued growth in independent nursing homes and assisted living facilities.

Net sales growth in the hospice and home health care customer segments reflected the continued successful execution of strategies to diversify its customer base through expansion in the home health care market and other non-facility based care as well as net sales of approximately $9.3 million attributed to an acquisition made during fiscal year 2010, offset by five fewer selling days during fiscal year 2011. The Company’s net sales in billing services were negatively impacted by decreased Medicare and Medicaid reimbursements and accounts lost due to competitive bidding.

p. 26            Part II → Item 7.

Across its Elder Care customer segments, Select product sales increased 1.5% during fiscal year 2011, when compared to fiscal year 2010, due to the Company’s focus on promoting its globally sourced products which resulted in additional sales to new and existing customers.

Gross Profit

Physician Business

Gross profit dollars for the Physician Business increased $6.9 million and gross margins increased 77 basis points during fiscal year 2011. The increase in gross profit was due to margin improvement initiatives, higher growth in the Company’s brand of products, and additional sales from the Company’s entry into the physician dispensing solutions market, which have higher margins than the Company’s existing product offerings.

Elder Care Business

Gross profit dollars in the Elder Care Business increased $1.4 million and gross margin increased 57 basis points during fiscal year 2011. The increase in gross profit was impacted by the consolidation of Pathway Healthcare Services, a consulting business consolidated as a variable interest entity, and gross margin improvement initiatives, including increased sales of Select product.

General and Administrative Expenses

	For the Fiscal Year Ended
	April 1, 2011		April 2, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$203.0	14.2%	$198.2	13.8%
Elder Care Business(a)	119.5	19.7	118.1	19.2
Corporate Shared Services(b)	42.2	2.1	54.6	2.7
Total Company(b)	$364.7	17.9%	$370.9	18.0%

(a)	General and administrative expenses as a percentage of net sales are calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales are calculated based on consolidated net sales.

General and administrative expenses are impacted by (i) compensation and employee benefit costs; (ii) cost to deliver, which represents all costs associated with the warehousing, transportation and delivery of products to customers; and (iii) shared services overhead costs.

Physician Business

General and administrative expenses increased $4.8 million during the fiscal year ended April 1, 2011, when compared to the prior year. This increase was mainly attributable to (i) an increase in allocated corporate expenses of $3.8 million; (ii) an increase in depreciation expense of $1.0 million due to the addition of new assets; and (iii) an increase in general and administrative expenses of $6.9 million as a result of the DSI and Linear acquisitions partially offset by a reduction in incentive compensation expense of $8.4 million based on reduced achievement of performance targets.

Elder Care Business

General and administrative expenses increased $1.4 million during the fiscal year ended April 1, 2011, when compared to fiscal year 2010. This increase was mainly attributable to (i) an increase in allocated corporate expenses of $2.3 million; and (ii) an increase in insurance costs of $1.0 million, partially offset by a reduction in bad debt expense of $1.9 million.

Corporate Shared Services

General and administrative expenses decreased $12.4 million during fiscal year 2011 due to (i) decreased incentive and stock-based compensation expense of $7.3 million related to payout estimates based on performance; (ii) a reduction in separation expenses of $2.9 million, related to the departure of the Company’s former Chairman and Chief Executive Officer during fiscal year 2010; (iii) an increase in corporate expense allocations of $7.1 million, offset by (iv) an increase in business insurance of $1.4 million; and (v) an increase in payroll and payroll-related costs of $1.5 million related to general merit and benefit increases and a reduction in capitalized salaries related to internally developed software projects.

Selling Expenses

	For the Fiscal Year Ended
	April 1, 2011		April 2, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business(a)	$116.7	8.2%	$115.1	8.0%
Elder Care Business(a)	20.8	3.4	20.7	3.4
Total Company(b)	$137.5	6.8%	$135.8	6.6%

(a)	Selling expenses as a percentage of net sales are calculated based on divisional net sales.
(b)	Selling expenses as a percentage of net sales are calculated based on consolidated net sales.

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross profit as a percentage of net sales. The change in selling expenses for the Physician Business and Elder Care Business was consistent with the increases in gross profit and gross margin year over year.

p. 27

Income from Operations

	For the Fiscal Year Ended
	April 1, 2011		April 2, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$138.0	9.7%	$137.3	9.5%
Elder Care Business	37.8	6.2	38.0	6.2
Corporate Shared Services	(42.2)	—	(54.3)	—
Total Company	$133.6	6.6%	$121.0	5.9%

Income from operations for each business segment changed due to the factors discussed above. Business simplification and LEAN strategies, in conjunction with the successful integration of the Company’s strategic acquisitions are expected to continue to offset the effects of the lower sales growth, resulting in continued growth in income from operations, as a percentage of revenues.

Interest Expense

The Company’s debt structure during fiscal year 2011 consisted of variable rate borrowings under its revolving line of credit (“RLOC”) agreement and its 2008 Notes. The Company adopted a new accounting pronouncement during fiscal year 2010, ASC 470-20, Debt – Debt with Conversion and Other Options and, as required by this new standard, the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. See Footnote 12, Debt, for additional information.

The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the RLOC.

	For the Fiscal Year Ended		Decrease
(dollars in millions)	April 1, 2011	April 2, 2010
Components of interest expense:
Interest on borrowings	$16.7	$17.4	$(0.7)
Debt issuance costs	0.9	1.1	(2.0)
Less: Capitalized interest	(0.5)	(1.2)	0.7
Total interest expense	$17.1	$17.3	$(0.2)
Weighted average interest rate-RLOC(a)	2.37%	4.02%	(1.7)%
Average daily borrowings under the RLOC	$3.8	$44.2	$(40.4)

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

During fiscal year 2008, the Company entered into a two-year $50.0 million variable-to-fixed interest rate swap, (“Swap Agreement”), which effectively fixed the interest rate on all or a portion of the borrowings under the RLOC at 3.95% (consisting of a fixed interest rate of 2.70% and a credit spread of 1.25%) for a notional amount of $50.0 million. The Swap Agreement expired on February 19, 2010.

During fiscal year 2010, as required by the Swap Agreement, the Company maintained a minimum balance of $50.0 million drawn on the RLOC. After expiration, the balance on the RLOC was paid down, resulting in the average daily balance decreasing to $3.8 million for the year ended April 1, 2011.

Other Income

	For the Fiscal Year Ended			Percent Change
(dollars in millions)	April 1, 2011	April 2, 2010	Decrease
Total Company	$2.5	$6.1	$(3.6)	(58.7)%

The Company sold its investment in athena during fiscal year 2010, recognizing a gain of $3.6 million. Excluding the gains on the sale of athena stock, Other income during fiscal year 2011 remained consistent with prior year and is mainly attributable to customer finance charges. See Footnote 7, Equity Investment, for further information relating the Company’s investment in athena.

Provision for Income Taxes

	For the Fiscal Year Ended
	April 1, 2011		April 2, 2010
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$44.6	37.4%	$40.8	37.0%

The increase in the provision for income taxes year over year is attributable to an increase in pre-tax income. The increase in the effective rate relates to a decrease in the proportion of income earned by the Company’s non-U.S. subsidiaries, which are generally subject to tax at rates lower than the United States.

p. 28            Part II → Item 7.

Results of Operations

Fiscal Year Ended April 2, 2010 Versus Fiscal Year Ended March 27, 2009

Net Sales

	For the Fiscal Year Ended				Total Percent Change	Average Daily Net Sales Percent Change
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	Average Daily Net Sales	Amount	Average Daily Net Sales
Physician Business	$1,437.8	$5.6	$1,357.4	$5.4	5.9%	3.9%
Elder Care Business	614.9	2.4	594.5	2.3	3.4	1.4
Corporate Shared Services	2.5	–	0.8	–	201.4	NA
Total Company	$2,055.2	$8.0	$1,952.7	$7.7	5.2%	3.2%

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

Net sales growth during the fiscal year ended April 2, 2010 was positively influenced by the effects from the H1N1 pandemic, five additional selling days during fiscal year 2010 and results from the Reach initiative. During the fiscal year ended April 2, 2010, the Physician Business increased sales in influenza test kits, surgical masks, medical gloves, hand sanitizer, and other products related to the H1N1 pandemic, recording approximately $52.5 million in additional sales across the Branded and Select product lines. The Company estimated the earnings per share impact related to the H1N1 pandemic for the fiscal year ended April 2, 2010, to be approximately $0.08 per diluted share, but did not anticipate the increased level of sales of these products to continue into future periods. The Company estimated the earnings per share impact related to the five additional selling days to be approximately $0.02 per diluted share.

Select product sales increased 18.4% due to the Company’s increased sales from the H1N1 pandemic, additional selling days, and a focus on promoting its globally sourced products, which resulted in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products.

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

p. 29

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

p. 30            Part II → Item 7.

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

Income from Operations

	For the Fiscal Year Ended
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales
Physician Business	$137.3	9.5%	$109.8	8.1%
Elder Care Business	38.0	6.2	30.1	5.1
Corporate Shared Services	(54.3)	–	(39.0)	–
Total Company	$121.0	5.9%	$100.9	5.2%

Income from operations for each business segment changed due to the factors discussed above. Business simplification and LEAN strategies are expected to continue to offset the effects of the lower sales growth, resulting in continued growth in income from operations.

Interest Expense

The Company’s debt structure during fiscal year 2010 consisted of variable rate borrowings under its revolving line of credit (“RLOC”) agreement and its 2008 Notes. The Company adopted a new accounting pronouncement during fiscal year 2010, ASC 470-20, Debt – Debt with Conversion and Other Options and, as required by this new standard, the Company retrospectively applied this change in accounting to all prior periods for which the Company had applicable outstanding convertible debt. See Footnote 12, Debt, for additional information.

The following table summarizes the various components of total interest expense and interest rates applicable to the borrowings outstanding under the RLOC.

	For the Fiscal Year Ended		Increase (Decrease)
(dollars in millions)	April 2, 2010	March 27, 2009
Components of interest expense:
Interest on borrowings	$17.4	$21.5	$(4.1)
Debt issuance costs	1.1	1.6	(0.5)
Less: Capitalized interest	(1.2)	(0.9)	0.3

Total interest expense	$17.3	$22.2	$(4.9)

Weighted average interest rate-RLOC(a)	4.02%	4.00%	–
Average daily borrowings under the RLOC	$44.2	$51.1	$(6.9)

(a)	Weighted average interest rate excludes debt issuance costs and unused line fees.

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

Other Income

	For the Fiscal Year Ended		Increase	Percent Change
(dollars in millions)	April 2, 2010	March 27, 2009
Total Company	$6.1	$2.6	$3.5	129.6%

The Company sold its investment in athena during fiscal year 2010 and 2009, recognizing a gain of $3.6 million and $0.4 million, respectively. Excluding the gains on the sale of athena stock, Other income during fiscal year 2010 remained consistent with prior year and is mainly attributable to customer finance charges. See Footnote 7, Equity Investment, for further information relating the Company’s investment in athena.

Provision for Income Taxes

	For the Fiscal Year Ended
	April 2, 2010		March 27, 2009
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate
Total Company	$40.8	37.0%	$32.2	38.5%

The effective rate was favorably impacted by a decrease in non-deductible meal and entertainment expenses, an adjustment to the reserve for uncertain tax positions, and increased earnings from non – U.S. global sourcing subsidiaries, which are subject to tax at rates lower than the U.S.

p. 31

Liquidity and Capital Resources

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital through the following metrics:

	Fiscal Year Ended
	2011	2010	2009
Days Sales Outstanding:(a)
Physician Business	38.7	38.3	40.3
Elder Care Business	47.3	48.4	49.3
Days On Hand:(b)
Physician Business	54.8	53.6	55.1
Elder Care Business	62.7	54.4	51.9
Days in Accounts Payable:(c)
Physician Business	37.5	37.3	39.9
Elder Care Business	21.3	22.6	24.1
Cash Conversion Days:(d)
Physician Business	56.0	54.6	55.5
Elder Care Business	88.7	80.2	77.2
Inventory Turnover:(e)
Physician Business	6.6	6.7	6.5
Elder Care Business	5.7	6.6	6.9
Return on Committed Capital:(f)
Total Company	35.5%	33.5%	27.6%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent five quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income less (i) provision for income taxes, (ii) amortization, and (iii) interest expense. Committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt.

In addition to the cash flow metrics described above, the Company monitors and manages other components of liquidity, including the following:

	As of
(dollars in thousands)	April 1, 2011	April 2, 2010
Capital Structure:
Senior convertible notes	$195,643	$187,121
Other debt	780	1,701
Cash and cash equivalents	(29,348)	(52,751)
Net debt	167,075	136,071
Total equity	446,526	408,014
Total capital	$613,601	$544,085
Operating Working Capital:
Accounts receivable, net	$247,229	$227,888
Inventories	213,211	218,911
Accounts payable	(128,057)	(123,970)
	$332,383	$322,829

Cash Flows from Operating Activities

The primary components of net cash provided by operating activities consist of net income adjusted to reflect the effect of non-cash expenses and changes in operating working capital. Net cash provided by operating activities during fiscal years 2011, 2010, and 2009 was impacted by (i) increased overall operating profit, (ii) noncash compensation expense of $10.2 million, $12.8 million, and $6.7 million, respectively, (iii) amortization of debt discount and issuance costs of $9.4 million, $8.9 million, and $12.6 million, respectively, with the decrease due to the 2004 and 2008 Notes outstanding during fiscal year 2009, while only one convertible note was outstanding during fiscal years 2011 and 2010, and (iv) operational working capital needs of approximately $3.1 million, $14.6 million, and $21.7 million, respectively, to support sales growth and long-term strategies. The Company’s net operating working capital levels were impacted in fiscal years 2011, 2010, and 2009 by its sourcing initiatives, including global sourcing, which generally require longer supply chain lead times and different payment terms. Management expects this impact to continue as global sourcing activities increase in future years. The Company continues to focus on efforts to increase cash collections from customers, improve inventory turns without impacting customer service levels, and manage the cash disbursements process.

Cash flows from operating activities during fiscal years 2011, 2010, and 2009 reflect the Company’s utilization of $0.9 million (tax effected), $1.1 million (tax effected), and $1.2 million (tax-effected), respectively, of net operating loss (“NOL”) carryforwards to offset cash payments due for Federal and state tax liabilities based on estimated taxable income. Cash flows from operating activities were also impacted by cash payments made to, and refunds received from, Federal and state taxing authorities. During fiscal

p. 32            Part II → Item 7.

years 2011, 2010, and 2009, the Company paid taxes, net of refunds, of approximately $36.4 million, $42.6 million and $27.0 million, respectively, which related to Federal and state tax payments.

As of April 2, 2010, the Company had a deferred income tax liability of $17.3 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for 5 years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

During fiscal year 2010, the IRS completed an examination of the Company’s Federal income tax return for the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006. As a result, the Company agreed to minor adjustments to its taxable income that did not have a material impact on the Company’s financial condition or results of operations.

Cash Flows from Investing Activities

Payments under business combination agreements, net of cash acquired, were $65.9 million, $14.8 million, and $3.7 million during fiscal years 2011, 2010, and 2009, respectively. During fiscal years 2010 and 2009 the Company made acquisitions not deemed significant for individual disclosure. Refer to Footnote 4, Purchase Business Combinations, for further discussion. The Company expects to continue to make strategic business acquisitions in future periods to grow market share and leverage its existing distribution capabilities, which will impact its cash flows from investing activities.

During fiscal years 2010 and 2009, the Company sold its investment in athenahealth, Inc. (“athena”), resulting in a gain of approximately $3.6 million ($2.3 million, net of tax) and $0.4 million ($0.3 million, net of tax), respectively, recorded in Other income, net on the Consolidated Statement of Operations. Cash proceeds of $10.7 million and $22.1 million were received in fiscal years 2010 and 2009, respectively. Refer to Footnote 7, Equity Investment, for additional discussion.

Capital expenditures totaled $18.2 million, $25.9 million, and $27.3 million, during fiscal years 2011, 2010, and 2009, respectively, of which approximately $12.2 million, $20.2 million, and $17.5 million, respectively, related to development and enhancement of the Company’s ERP system, contracts and rebates system, warehouse management system, electronic commerce platforms, and supply chain integration. Capital expenditures related to distribution center expansions and enhancements were approximately $1.4 million, $0.9 million, and $5.5 million, during fiscal years 2011, 2010, and 2009, respectively. Capital expenditures are estimated to be approximately $29.2 million during fiscal year 2012. Such expenditures are expected to be funded by cash flow from operations or by borrowings under the Company’s revolving line of credit facility.

Cash Flows from Financing Activities

During fiscal years 2011, 2010, and 2009, the Company repurchased approximately $54.8 million, $57.2 million and $52.8 million of the Company’s common stock, respectively. The share repurchases represented approximately 2.7 million, 2.8 million, and 3.4 million shares, respectively. As of April 1, 2011, approximately 3.4 million common shares were available for repurchase under authorized share repurchase programs. Refer to Footnote 14, Equity, for additional discussion.

The Company recognized excess tax benefits from share-based compensation arrangements of $3.2 million, $2.5 million, and $1.7 million during fiscal years 2011, 2010, and 2009, respectively. The increase in recognized excess tax benefits, defined as the amount by which the actual tax deduction exceeds recognized compensation expense, is due to increases in the Company’s stock price and timing of stock option exercises.

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

p. 33

The Company finances its business through cash generated from operations, the proceeds from the 2008 Notes offering and the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services and its access to those products and services from suppliers. The Company’s capital structure provides the financial resources to support the company’s core business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of its capital are internal growth, acquisitions, and the repurchase of its common stock.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements.

The Company has not provided for U.S. income taxes on accumulated and undistributed earnings attributable to foreign operations as the Company intends to permanently reinvest these undistributed earnings. These earnings relate to ongoing operations and were $10,547 and $6,429 as of April 1, 2011 and April 2, 2010, respectively.

As of April 1, 2011, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table.

Based on prevailing market conditions, liquidity requirements, contractual restrictions, and other factors, the Company may seek to retire a portion of its outstanding equity through cash purchases and/or reduce its debt. The Company may also seek to issue additional equity or debt to meet its future liquidity requirements. Such transactions may occur in the open market, privately negotiated transactions, or otherwise. The amounts involved could be material.

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

As of April 1, 2011, the fair value of the senior convertible notes was approximately $323.8 million. Refer to Footnote 12, Debt, for a detailed discussion regarding the senior convertible notes.

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended April 1, 2011; therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2012.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. Refer to Footnote 14, Equity, for additional information. The Company also used $101.7 million of the net proceeds during fiscal year 2009, when holders of the 2004 Notes required the Company to redeem $149.98 million of the outstanding notes. Remaining proceeds have been used for general corporate purposes.

Convertible Note Hedge Transactions

In connection with the offering of the 2008 Notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “purchased options”) with a major

p. 34            Part II → Item 7.

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

Impact on Diluted Weighted Average Shares

In accordance with ASC 260, Earnings Per Share, and the Company’s stated policy of settling the principal amount in cash, the Company was required to include shares underlying the 2008 Notes in its diluted weighted average shares outstanding since the average stock price per share for the period exceeded $21.22 (the conversion price for the senior convertible notes). Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution was included, which was based upon the amount by which the average stock price exceeded the conversion price. The Company has experienced increases in the price of its common stock during fiscal year 2011. If the average stock price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, which may negatively impact the Company’s diluted weighted average shares and diluted earnings per share.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of April 1, 2011, the purchased options were “in the money” and would have been convertible into approximately 1.1 million shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Revolving Line of Credit

The Company had no outstanding borrowings under the revolving line of credit as of April 1, 2011. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow $200.0 million (excluding the additional increase of $50 million) under the revolving line of credit as of April 1, 2011. (Refer to Footnote 12, Debt, for a detailed discussion regarding the revolving line of credit.) The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009 was 2.37%, 4.02%, and 4.00%, respectively.

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

p. 35

Off-Balance Sheet Arrangements

The Company’s most significant off-balance sheet financing arrangements as of April 1, 2011 are non-cancelable operating lease agreements for warehouse space and equipment rentals, and outstanding letters of credit. As of April 1, 2011, future minimum obligations under operating lease agreements are $73.1 million. The Company had no open letters of credit outstanding as of April 1, 2011. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents, in aggregate, scheduled payments under contractual obligations for the Physician Business, the Elder Care Business, and Corporate Shared Services:

Contractual Obligation	Payment Due By Fiscal Years
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Senior convertible notes(a),(b)	$7,188	$7,188	$7,188	$233,594	$–	$–	$255,158
Operating lease obligations(c)	25,834	19,232	13,587	7,058	3,542	3,852	73,105
Purchase commitments(d)	1,893	528	376	–	–	–	2,797
Outstanding purchase price(e)	13,087	6,352	–	–	–	–	19,439
Capital lease obligations(a)	761	19	–	–	–	–	780
Revolving line of credit(f)	500	250	–	–	–	–	750
Total(g)	$49,263	$33,569	$21,151	$240,652	$3,542	$3,852	$352,029

(a)	Amounts include interest expense.
(b)	Under the terms of the convertible note agreement, the notes are convertible during any calendar quarter in which the closing sale price of the Company’s common stock for a certain number of days is greater than $27.59 per share. The 2008 Notes would be classified as a Current Liability during any such quarter. The 2008 Notes are discussed further in Footnote 12, Debt.
(c)	Amounts represent contractual obligations for operating leases of the Company as of April 1, 2011. Currently, it is management’s intent to either renegotiate existing leases or execute new leases upon the expiration date of such agreements.
(d)	If a supply agreement for Select products between a vendor and the Physician Business or the Elder Care Business were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of April 1, 2011, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.
(e)	Amounts represent estimated additional consideration, including interest, to be paid to the sellers of previously acquired businesses, net of any amounts payable to the Company for indemnity claims that arise under the purchase agreement.
(f)	Amounts represent the unused line fee on the revolving line of credit, which expires on September 30, 2012.
(g)	As of April 1, 2011, the Company had gross unrecognized tax benefits of $1.5 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities.

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

p. 36            Part II → Item 7.

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

Physician Business

During fiscal years 2008 through 2010, the Physician Business’ allowance for doubtful accounts was reduced by customer deductions and write-offs ranging from $1.6 million to $2.3 million and was increased by additional provisions ranging from $1.5 million to $2.3 million. During fiscal year 2011, the Physician Business’ allowance for doubtful accounts was reduced by $1.3 million for customer deductions and write-offs and was increased by additional provisions of $1.8 million, remaining relatively consistent with prior years. During fiscal years 2008 through 2010, the Company’s allowance for doubtful accounts has represented between 1.7% and 2.0% of the Physician Business’ trade receivable balance. If management were to assume its reserve percentages as of April 1, 2011 were based on the fiscal year 2008 through 2010 historic ranges noted above, the allowance for doubtful accounts as of April 1, 2011 would range between $3.0 million and $3.6 million. As of April 1, 2011 the allowance for doubtful accounts for this business segment was $2.9 million.

Elder Care Business

During fiscal years 2008 through 2010, the Elder Business’ allowance for doubtful accounts was reduced by customer deductions and write-offs ranging from $1.7 million to $3.8 million, and was increased by additional provisions ranging from $1.5 million to $2.1 million. During fiscal year 2011, the Elder Business’ allowance for doubtful accounts was reduced by $0.9 million for customer deductions and write-offs, while incurring a slight reduction in the provision. During fiscal years 2008 through 2010, the Company’s allowance for doubtful accounts represented between 4.5% and 4.7% of the Elder Care Business’ trade receivable balance. If management were to assume its reserve percentages as of April 1, 2011 were based on the fiscal year 2008 through 2010 historic ranges noted above, the allowance for doubtful accounts as of April 1, 2011 would range between $3.7 million and $3.8 million. As of April 1, 2011, the allowance for doubtful accounts for this business segment was $2.9 million.

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

Inventory allowances ranged from 1.8% to 1.3% of inventory for the Physician Business and 2.2% to 2.0% of inventory for the Elder Care Business during fiscal years 2008 through 2010. If management were to assume inventory allowances were based on the fiscal years 2008 through 2010 historical ranges noted above, the allowance for excess and slow moving inventory as of April 1, 2011 would range from $1.3 million to $1.7 million for the Physician Business and $0.9 million to $1.0 million for the Elder Care

p. 37

Business, impacting the Company’s inventory balance and gross profit. As of April 1, 2011, management estimated the required allowance for excess or slow moving inventory to be approximately $2.8 million and $1.4 million for the Physician Business and Elder Care Business, respectively. The increase in Physician Business inventory allowances above the expected range relates to additional reserves related to the fiscal year 2011 acquisitions of Linear and DSI.

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

Reserves for transaction-based rebates for the year ended April 1, 2011 and April 2, 2010 were $1.5 million and $2.8 million, respectively. Reserves ranged from 18.3% to 26.2% of rebates receivable during fiscal years 2008 through 2010. If management were to assume outstanding future rebate receivable write-offs were based on the upper and lower end of the historical range, the transaction-based rebate reserve as of April 1, 2011 would range from $2.1 million to $3.0 million, impacting the Company’s Prepaid and other current assets balance and Gross profit. The fiscal year 2011 transaction-based rebate reserve fell below the Company’s historical ranges. During fiscal year 2010, the Company implemented a contracts and rebates administration system which provided enhanced visibility into various customer contract scenarios and reduced rebate denials during fiscal year 2011.

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

The Company had gross deferred income tax assets of $72.7 million and $74.9 million as of April 1, 2011 and April 2, 2010, respectively. There were no valuation allowances as of April 1, 2011 and April 2, 2010, as management believes it will fully utilize the Company’s deferred tax assets before their expiration.

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

Current standards of accounting for uncertainty in income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. This standard requires management to make significant judgments while assessing the probability of possible outcomes of future tax examinations. As of April 1, 2011 and April 2, 2010, the liability for uncertain tax positions was $1.5 million and $1.5 million, respectively. Management does not expect the amount of unrecognized tax benefits to change significantly over the next twelve months.

If our estimates or judgments described above were to change, a hypothetical 1% change in our effective tax rate would impact consolidated income from continuing operations by approximately $1.2 million in fiscal year 2011.

p. 38            Part II → Item 7.

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

During fiscal years 2008 through 2010, the Company made acquisitions with initial purchase price totaling $22.3 million. During fiscal year 2011, the Company made acquisitions with initial purchase price totaling $65.9 million. Adjustments to the valuation of acquired assets and liabilities subsequent to the date of purchase based on changes in management’s original estimates were immaterial to the current and previous three fiscal years.

Impairment

Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are not amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. Goodwill and indefinite-lived intangible assets are reviewed for impairment at each reporting unit annually on the last day of each fiscal year.

The impairment and disposal of long-lived assets is accounted for in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, (“ASC 360-10”). ASC 360-10 requires that long-lived assets, such as property and equipment and intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the carrying value of assets are determined to be unrecoverable, the Company would estimate the fair value of the assets or reporting unit and record an impairment charge for the excess of the carrying value over the fair value. In conducting the impairment analysis, the Company determines the fair value of its reporting units using valuation techniques which may include discounted cash flow analyses requiring management to make certain assumptions regarding estimated future cash flows, revenues, earnings, and other factors, including discount rates, to determine the fair value of these respective assets. The application of different assumptions about such matters as estimated future cash flows or discount rates, or the testing for impairment at a different level of the organization or on a different organizational structure, may produce materially different results. For these reasons, management believes the estimates used in evaluating the Company’s goodwill, indefinite-lived intangible assets, and long-lived assets are critical accounting estimates. Based on management’s review, goodwill, intangible assets, and other long-lived assets were not impaired during fiscal years 2010, 2009, and 2008. As of April 1, 2011 and April 2, 2010, the Company’s intangible asset, other long-lived asset, and goodwill balances totaled $311.4 million and $251.5 million, respectively.

Based on management’s review, goodwill, intangible assets, and other long-lived assets were not impaired during fiscal year 2011 and management does not believe there were any circumstances which indicated the carrying value of an asset might not be recoverable in the future. Additionally, a hypothetical 1% change in the discount rate utilized in the Company’s discounted cash flow analysis would not have indicated impairment for any of the Company’s reporting units.

Long-Term Incentive Compensation

Equity Incentive Plans

As of April 1, 2011, the Company has outstanding grants of nonqualified stock options, time-based restricted stock and performance-based restricted stock outstanding.

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

p. 39

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

Based on the financial results during fiscal year 2010, management revised its assessment for probable achievement of performance conditions related to long-term incentive compensation plans. Management reviewed the fiscal year results impacted by: (i) the impact of revenue growth programs, (ii) the impact of implemented cost savings initiatives, (iii) the increase in sales of H1N1 related products, and (iv) the gain on sale of shares in athena. It was determined the cumulative impact of these events required the Company to adjust its estimates and adjust the accruals to these plans based on those estimates. The change in estimate for these awards resulted in an increase in stock-based compensation expense of $9.1 million during fiscal year 2010, offset by a decrease in expense of $4.4 million related to the departure of the Company’s former Chairman and Chief Executive Officer.

Total stock-based compensation expense during the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, was $9.2 million, $12.2 million, and $5.6 million, respectively. Current forfeiture rates average 1.0% per quarter, with actual rates ranging from .1% to 3.9% per quarter for fiscal years 2008-2010. If management had used the low and high end of these actual ranges during fiscal year 2011, equity-based compensation expense, included in general and administrative expenses, would have been $9.7 million and $7.5 million, respectively. Holding forfeiture rates static, if management had estimated the Company’s future performance at the minimum and maximum earnings per share ranges, since inception of the awards, equity-based compensation expense would have been $6.8 million and $10.1 million, respectively, during the fiscal year ended April 1, 2011. Refer to Footnote 15, Incentive and Stock-Based Compensation, for additional information.

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

During fiscal year 2009, the Compensation Committee approved the 2008 Shareholder Value Plan (“2008 SVP”). The performance period under the 2008 SVP was the three year period from March 31, 2008 to April 1, 2011. Based upon current results and expected future results as discussed above, the Company recognized an additional $2.3 million in corporate compensation expense during fiscal year 2010 related to the 2008 SVP related to a change in estimate. There were no material changes in estimates during fiscal year 2011. The accrual, based on actual and expected future results, for the 2008 SVP was $10.7 million and $6.8 million, located in Other current liabilities on the Consolidated Balance Sheets, as of April 1, 2011 and April 2, 2010, respectively.

Recent Accounting Pronouncements

During fiscal year 2011, the Company adopted a new accounting standard that changes the consolidation model for VIEs. Variable interest entities are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance the entity’s activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, defined as the party which (i) has the power to direct those activities that most significantly impact the entity’s economic performance and (ii) has an obligation to absorb an entity’s losses or a right to receive benefits from an entity that could be potentially significant to the entity. The standard requires ongoing reassessments to determine whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. See Footnote 5, Variable Interest Entity, for additional disclosures.

In October 2009, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The

p. 40

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

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has adopted this standard with no material effect. As of January 2011, the portion of this update related to the disclosure of troubled debt restructurings had been deferred until FASB deliberations are complete.

In December 2010, the FASB issued a new accounting standard that provided guidance on supplementary pro forma information for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While not impacting the disclosure of pro forma information, the new standard changes the way such information is calculated. Specifically, consolidated revenue and earnings would be determined as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This method is consistent with guidance set forth by the SEC. Additionally, the standard required qualitative disclosures around the nature and amount of material, nonrecurring pro forma adjustments directly attributable to business combinations. The Company has elected to early adopt this standard. See Footnote 4, Purchase Businesses Combinations, for further discussion.

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

Interest Rate Risk. The Company’s primary interest rate exposure relates to cash and cash equivalents and fixed and variable rate debt. During fiscal year 2011, the Company’s debt obligations consisted of (i) $230.0 million senior convertible notes with a fixed rate of 3.125%, and (ii) variable rate borrowings under the revolving line of credit, which bear interest at the bank’s prime rate plus an applicable margin based on a fixed charge coverage ratio, or at LIBOR plus an applicable margin based on a fixed charge coverage ratio. Fixed charge coverage is determined by the ratio of Earnings before Interest, Tax, Depreciation and Amortization to the sum of fixed charges, including but not limited to, Interest Expense, Capital Expenditures, payment of debt principal, and cash paid for taxes.

Changes in interest rates affect interest payments under the Company’s variable rate revolving line of credit agreement. The Company periodically enters into interest rate swap agreements to hedge the variable interest rate of its revolving line of credit. During fiscal year 2008, the Company entered into an interest rate swap agreement with a notional value of $50.0 million (“2008 Swap”). Under the terms of the 2008 Swap, the Company made payments based on the fixed rate and received interest payments based on 1-month LIBOR which effectively fixes the notional amount covered by the swap at a borrowing rate of 2.70% plus a credit spread.

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

As of March 27, 2009, the 2008 Swap carried a notional principal amount of $50.0 million and effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, prior to applying the applicable margin discussed above. The 2008 Swap agreement expired on February 19, 2010. During the fiscal year ended March 27, 2009, the Company recorded unrealized losses, net of tax, of approximately $0.4 million, for the estimated fair value of the 2008 Swap agreement in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Changes in interest rates also affect rates of return on the Company’s cash equivalents and short-term investments, which generally consist of money market accounts.

During fiscal year 2011, the Company had average daily variable rate borrowings under its line of credit of $3.8 million. A hypothetical 1% increase/decrease in prevailing interest rates as of April 1, 2011, would result in a corresponding increase/decrease in interest expense of less than $0.1 million.

During fiscal year 2010, the Company had average daily variable rate borrowings under its line of credit of $44.2 million. Excluding

p. 41

the impact of the interest rate swap, a hypothetical 1% increase/decrease in prevailing interest rates as of April 2, 2010, would result in a corresponding increase/decrease in interest expense of approximately $0.4 million.

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

The Company’s direct fuel exposure relates to fluctuations in fuel costs that affect the Company-leased delivery fleet or third-party delivery charges. Significant increases in the cost of gasoline and diesel fuel have impacted, and may continue to impact, the Company’s gross margin, cost to deliver, and the operating costs of third party transportation providers. Some of these common carriers have passed these increases through to the Company in the form of a fuel surcharge, which has had an adverse effect on the Company’s results of operations. The Company implemented a fuel surcharge to its customers during fiscal year 2006 to pass on a portion of the increased cost of gasoline and diesel fuel, and adjusts the amount of surcharge based on market conditions. There can be no assurance that the Company will be able to fully pass along further significant increases in fuel costs to its customers due to the competitive nature of the medical supply distribution industry.

As of March 2011, March 2010, and March 2009, the U.S. National average for unleaded gasoline was $3.74, $2.88 and $2.03/gallon, respectively, and the U.S. National average for diesel fuel was $3.98, $3.02, and $2.22/gallon, respectively. With respect to the Company’s direct fuel purchases, a hypothetical 10% increase/decrease in diesel and unleaded fuel costs during fiscal years 2011 and 2010 would have resulted in a corresponding increase/decrease in fuel expense of approximately $0.6 million and $0.5 million, respectively.

The Company purchases latex and vinyl gloves through agreements in which the pricing of gloves is based on the price of latex as traded on the Malaysian Rubber Exchange and the weighted price of two raw materials, Poly vinyl chloride (PVC) and Dioctylphthalate (DOP), as published on www.icis.com. Latex, PVC, and DOP in their raw form are only one of many components used in the manufacture of gloves. However, based on estimates of component mix, a hypothetical 10% increase/decrease in latex costs during fiscal years 2011 and 2010 would have resulted in a corresponding increase/decrease in the cost of latex gloves of approximately $0.9 million and $1.5 million, respectively. In addition, a hypothetical 10% increase/decrease in PVC and DOP costs during fiscal years 2011 and 2010 would have resulted in a corresponding increase/decrease in the cost of vinyl gloves of approximately $1.1 million and $1.2 million, respectively.

Item 8. Financial Statements and

Supplementary Data

p. 42            Part II → Item 8.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited the accompanying consolidated balance sheets of PSS World Medical, Inc. and subsidiaries (the Company) as of April 1, 2011 and April 2 2010, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended April 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSS World Medical, Inc. and subsidiaries as of April 1, 2011 and April 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PSS World Medical Inc.’s internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

May 26, 2011

Jacksonville, Florida

Certified Public Accountants

p. 43

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

April 1, 2011 and April 2, 2010 (Dollars in Thousands)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$29,348	$52,751
Accounts receivable, net	247,229	227,888
Inventories	213,211	218,911
Deferred tax assets, net	20,533	15,629
Prepaid expenses and other	34,285	26,485
Total current assets	544,606	541,664
Property and equipment, net	102,401	105,220
Other Assets:
Goodwill	167,094	121,772
Intangibles, net	41,879	24,548
Other	95,692	78,862
Total assets(a)	$951,672	$872,066

Liabilities and Equity
Current Liabilities:
Accounts payable	$128,057	$123,970
Accrued expenses	37,175	50,253
Revolving line of credit and current portion of long-term debt	761	881
Other	33,211	10,954
Total current liabilities	199,204	186,058

Long-term debt, excluding current portion	195,662	187,941
Other noncurrent liabilities	110,280	90,053
Total liabilities(a)	505,146	464,052

Commitments and contingencies (Notes 2, 11, 12, 14, 15, 16, 17 and 19)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value; 150,000,000 shares authorized, 55,465,600 and 57,168,296 shares issued and outstanding as of April 1, 2011 and April 2, 2010, respectively	546	562
Additional paid in capital	122,912	162,469
Retained earnings	319,468	244,983
Total PSS World Medical, Inc. shareholders’ equity	442,926	408,014
Noncontrolling interest	3,600	–
Total equity	446,526	408,014
Total liabilities and equity	$951,672	$872,066

(a)	See Footnote 5, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these consolidated financial statements.

p. 44            Part II → Item 8.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended April 1, 2011, April 2, 2010 and March 27, 2009 (In Thousands, Except Per Share Data)	2011	2010	2009
Net sales	$2,034,789	$2,055,171	$1,952,691
Cost of goods sold	1,399,018	1,427,476	1,370,781
Gross profit	635,771	627,695	581,910
General and administrative expenses	364,749	370,871	352,478
Selling expenses	137,466	135,843	128,505
Income from operations	133,556	120,981	100,927
Other (expense) income:
Interest expense	(17,121)	(17,295)	(22,158)
Interest and investment income	284	376	2,304
Other income, net	2,506	6,068	2,643
Other expense	(14,331)	(10,851)	(17,211)
Income before provision for income taxes	119,225	110,130	83,716
Provision for income taxes	44,561	40,767	32,230
Net income	74,664	69,363	51,486
Net income attributable to noncontrolling interest	179	–	–
Net income attributable to PSS World Medical, Inc.	$74,485	$69,363	$51,486

Earnings per common share attributable to
PSS World Medical, Inc.:
Basic	$1.35	$1.20	$0.86
Diluted	$1.32	$1.18	$0.85
Weighted average common shares outstanding:
Basic	54,996	58,029	59,937
Diluted	56,546	58,943	60,696

The accompanying notes are an integral part of these consolidated financial statements.

p. 45

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended April 1, 2011, April 2, 2010, and March 27, 2009 (Dollars in Thousands, Except Share Data)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total PSS World Medical, Inc. Shareholder’s Equity	Noncontrolling Interest	Total Equity
Balance as of March 28, 2008	60,894,626	$609	$212,768	$123,930	$2,044	$339,351	$–	$339,351
Net income	–	–	–	51,486	–	51,486	–	51,486
Unrealized holding gain on available-for-sale investments, net of taxes of $140	–	–	–	–	234	234	–	234
Reclassification adjustment for gains on available-for-sale investments included in net income, net of taxes of $169	–	–	–	–	(275)	(275)	–	(275)
Impact of interest rate swap, net of income tax benefit of $216	–	–	–	–	(351)	(351)	–	(351)
Total comprehensive income						51,094	–	51,094
Repurchases and retirement of common stock	(3,377,385)	(34)	(52,734)	–	–	(52,768)	–	(52,768)
Exercise of stock options	604,974	6	6,202	–	–	6,208	–	6,208
Stock-based compensation	–	–	5,843	–	–	5,843	–	5,843
Vesting of restricted stock	156,012	2	(2)	–	–	–	–	–
Excess tax benefit from stock-based compensation	–	–	1,700	–	–	1,700	–	1,700
Convertible note hedge transaction, net of income tax benefit	–	–	(33,103)	–	–	(33,103)	–	(33,103)
Warrant transaction	–	–	25,368	–	–	25,368	–	25,368
Equity component related to issuance of 2008 Notes net of income tax	–	–	33,728	–	–	33,728	–	33,728
Employee benefits and other	23,026	–	405	204	–	609	–	609
Balance as of March 27, 2009	58,301,253	$583	$200,175	$175,620	$1,652	$378,030	$–	$378,030
Net income	–	–	–	69,363	–	69,363	–	69,363
Unrealized holding gains on available-for-sale investments, net of taxes of $33	–	–	–	–	56	56	–	56
Reclassification adjustment for gains on available-for-sale investments included in net income, net of taxes of $1,375	–	–	–	–	(2,260)	(2,260)	–	(2,260)
Impact of interest rate swap, net of taxes of $339	–	–	–	–	552	552	–	552
Total comprehensive income						67,711	–	67,711
Repurchases and retirement of common stock	(2,767,093)	(28)	(57,148)	–	–	(57,176)	–	(57,176)
Exercise of stock options	547,823	6	4,483	–	–	4,489	–	4,489
Stock-based compensation	–	–	11,887	–	–	11,887	–	11,887
Vesting of restricted stock	90,354	1	(1)	–	–	–	–	–
Excess tax benefit from stock-based compensation	–	–	2,516	–	–	2,516	–	2,516
Employee benefits and other	27,256	–	557	–	–	557	–	557
Balance as of April 2, 2010	56,199,593	$562	$162,469	$244,983	$–	$408,014	$–	$408,014
Net income	–	–	–	74,485	–	74,485	179	74,664
Total comprehensive income	–	–	–	–	–	74,485	179	74,664
Acquisition of variable interest entity	–	–	–	–	–	–	3,421	3,421
Repurchases and retirement of common stock	(2,728,300)	(27)	(54,734)	–	–	(54,761)	–	(54,761)
Exercise of stock options	337,853	3	2,075	–	–	2,078	–	2,078
Stock-based compensation	–	–	9,285	–	–	9,285	–	9,285
Vesting of restricted stock	802,005	8	(8)	–	–	–	–	–
Excess tax benefit from stock-based compensation	–	–	3,187	–	–	3,187	–	3,187
Employee benefits and other	23,892	–	638	–	–	638	–	638
Balance as of April 1, 2011	54,635,043	$546	$122,912	$319,468	$–	$442,926	$3,600	$446,526

The accompanying notes are an integral part of these consolidated financial statements.

p. 46            Part II → Item 8.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended April 1, 2011, April 2, 2010, and March 27, 2009 (Dollars in Thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$74,664	$69,363	$51,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,065	21,940	20,002
Provision (benefit) for deferred income taxes	3,251	(8,264)	5,933
Noncash compensation expense	10,227	12,772	6,747
Amortization of intangible assets	6,378	5,121	5,489
Provision for doubtful accounts	1,741	3,795	3,680
Provision for deferred compensation	1,423	1,530	1,210
Amortization of debt discount and issuance costs	9,447	8,852	12,617
Loss (gain) on sales of property and equipment	19	81	(9)
Gain on sale of available for sale securities	–	(3,635)	(444)
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	(7,257)	221	3,912
Inventories	12,265	(9,718)	(16,358)
Prepaid expenses and other current assets	(6,433)	(5,710)	2,486
Other assets	(7,973)	(4,685)	(9,351)
Accounts payable	(8,153)	(5,129)	(9,209)
Accrued expenses and other liabilities	1,664	15,867	11,930
Net cash provided by operating activities	116,328	102,401	90,121
Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired of
$ 1,163 , $–, and $–, respectively	(65,934)	(14,802)	(3,744)
Capital expenditures	(18,227)	(25,923)	(27,340)
Payment for investment in variable interest entity, net of cash	(3,277)	–	–
Proceeds from sale of available for sale securities	–	10,681	22,098
Other	(668)	(541)	(221)
Net cash used in investing activities	(88,106)	(30,585)	(9,207)
Cash Flows From Financing Activities:
Proceeds from borrowings on the revolving line of credit	106,400	5,350	68,274
Repayments on the revolving line of credit	(106,400)	(55,350)	(88,274)
Purchase and retirement of common stock	(54,761)	(57,176)	(52,768)
Excess tax benefits from share-based compensation arrangements	3,187	2,516	1,700
Proceeds from exercise of stock options	2,079	4,489	6,208
Payments under capital lease obligations	(834)	(925)	(1,290)
Payment of contingent consideration on business acquisition	(862)	–	–
Proceeds from issuance of convertible debt	–	–	230,000
Payment for extinguishment of convertible notes	–	–	(149,980)
Payment for purchase of hedge on convertible note	–	–	(54,096)
Proceeds from issuance of warrants	–	–	25,368
Payment for debt issue costs	–	–	(5,147)
Other	(434)	–	–
Net cash used in financing activities	(51,625)	(101,096)	(20,005)
Net (decrease) increase in cash and cash equivalents	(23,403)	(29,280)	60,909
Cash and cash equivalents, beginning of period	52,751	82,031	21,122
Cash and cash equivalents, end of period	$29,348	$52,751	$82,031

The accompanying notes are an integral part of these consolidated financial statements.

p. 47

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 1, 2011, April 2, 2010, AND March 27, 2009

(Dollars in Thousands, Except Per Share Data, Unless Otherwise Noted)

1. Nature of Operations

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company is a national distributor of medical products and equipment, pharmaceutical products, healthcare information technology and professional services to healthcare providers including physician offices, long-term care and assisted living facilities, home health care and hospice providers through full-service distribution centers which serve all 50 states throughout the United States (“U.S.”).

The Company currently conducts business through two operating segments, the Physician Business and the Elder Care Business, which serve a diverse customer base. A third reporting segment, Corporate Shared Services, includes allocated and unallocated costs of corporate departments that provide services to the operating segments.

The Physician Business, or the Physician Sales & Service division, is a leading distributor of medical supplies, diagnostic equipment, pharmaceutical related products, healthcare information technology, and physician dispensing solutions to alternate site healthcare providers in the U.S. The Physician Business currently operates 29 full-service distribution centers, 37 break-freight locations, 1 service center, and 2 redistribution facilities serving physician offices in all 50 states.

The Elder Care Business, or the Gulf South Medical Supply, Inc. division, is a national distributor of medical supplies and related products and solutions to the long-term and elder care industry in the United States. The Elder Care Business serves the nursing home, home care and hospice industries, as well as the assisted living market segment. In addition, the Elder Care Business also provides Medicare Part B billing services, either on a fee-for-service or a full-assignment basis and Medicaid billing services to the assisted living market. The Elder Care Business currently operates 16 full-service distribution centers, 8 break-freight locations, 3 other service centers, and 2 redistribution facilities serving independent and regional skilled nursing facilities, assisted living centers, and home health care providers in all 50 states.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company reports its year-end financial position, results of operations, and cash flows on the Friday closest to March 31. Fiscal years 2011 and 2009 consisted of 52 weeks or 253 selling days and fiscal year 2010 consisted of 53 weeks or 258 selling days.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes as of April 1, 2011 and April 2, 2010 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $323,800 and $285,800, respectively.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits with financial institutions and highly liquid investment grade instruments having maturities of three months or less at the date of purchase. Cash and cash equivalents are stated at cost, which approximates market value.

p. 48            Part II → Item 8.

Accounts Receivable

Trade accounts receivable consist of amounts owed to the Company and are stated net of allowances, which approximates fair value due to the short-term nature of the asset. The Company’s outstanding accounts receivable are exposed to credit risk and valuation allowances are established for estimated losses resulting from non-collection of outstanding amounts due from customers. The valuation allowances include specific amounts for those accounts that are deemed likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that management currently believes to be collectible but that may later become uncollectible. Estimates are used to determine the valuation allowances and are generally based on historical collection results, current economic trends, credit-worthiness of customers, and changes in customer payment terms. Cash flows related to changes in accounts receivable balances are classified as operating activities within the Consolidated Statements of Cash Flows.

The Physician Business’ trade accounts receivable consist of many individual accounts; none of which are individually significant to the Company. The Physician Business had allowances for doubtful accounts of approximately $2,934 and $2,486 as of April 1, 2011 and April 2, 2010, respectively. During fiscal years 2011, 2010, and 2009, bad debt expense was less than 1% of net sales.

The Elder Care Business’ trade accounts receivable have a number of large customer accounts that are significant to its business. Approximately 16%, 15%, and 14%, of the Elder Care Business’ net sales for the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, respectively, represent sales to its largest five customers. As of April 1, 2011 and April 2, 2010, the outstanding accounts receivable balances of these customers represented approximately 10% of accounts receivable, net of allowance for doubtful accounts, respectively. The Elder Care Business had allowances for doubtful accounts of approximately $2,875 and $3,824 as of April 1, 2011 and April 2, 2010, respectively. During fiscal years 2011, 2010, and 2009, bad debt expense was less than 1% of net sales.

Over the past three years, the Company’s average allowance for doubtful accounts has represented 2% of the Physician Business’ gross accounts receivable balance, and 4% to 5% of the Elder Care business’ gross accounts receivable balance.

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

The Company capitalizes the following costs associated with developing internal-use computer software: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software; (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of time spent directly on the project; and (iii) interest costs incurred while developing internal-use computer software. Internal-use software costs capitalized subsequent to March 23, 2005 are amortized over the estimated useful lives of the software, ranging from 5 to 15 years. ASC 835-20, Interest-Capitalization of Interest, requires the capitalization of interest cost as a part of the historical cost of acquiring certain assets, such as assets that are constructed or produced for a company’s own use. The amount of capitalized interest during fiscal years 2011, 2010, and 2009 was $511, $1,182, and $854, respectively.

Gains or losses upon retirement or disposal of property and equipment are recorded in income in the accompanying Consolidated Statements of Operations. Normal repair and maintenance costs that do not substantially extend the life of property and equipment are expensed as incurred.

p. 49

Goodwill

Goodwill represents the excess of the cost of an acquired company over the fair value of identifiable assets and liabilities acquired. In accordance with the provisions of ASC 350-20, Intangibles – Goodwill and Other – Goodwill, goodwill is reviewed for impairment annually as of the last day of the fiscal year. An interim review is performed between annual tests whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. Because the estimated fair value of the reporting units exceeded the carrying amount of the goodwill, there was no impairment as of April 1, 2011 and April 2, 2010.

Intangibles

ASC 350-30, Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill, requires intangible assets with finite useful lives be amortized over their respective estimated useful lives. Amortization is computed using the straight-line method.

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

During the period the sales representatives remain employed with the Company, the nonsolicitation intangible asset is evaluated for impairment in accordance with the provisions of ASC 360-10, Property, Plant, and Equipment – Overall. This standard requires the Company to test for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Certain factors which may indicate an impairment exists include, but are not limited to: (i) a change in a state’s legal system that would impact any legal opinion relied upon when assessing enforceability of the nonsolicitation covenants, (ii) a decline in gross profit or sales volume, (iii) death, or (iv) full retirement by the sales representative. In the event the carrying value of the assets were to be determined unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. There were no impairments as of April 1, 2011 or April 2, 2010.

Impairment of Long-Lived Assets

Long-lived assets, other than goodwill and indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable in accordance with ASC 360-10, Property, Plant, and Equipment – Overall. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds fair value.

The Company evaluates the recoverability of indefinite-lived intangible assets annually in accordance with ASC 350-30, Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill. An interim review may be performed more frequently, if events or changes in circumstances, such as a decline in sales, earnings, or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired.

There were no impairments as of April 1, 2011 or April 2, 2010.

Accounts Payable

Outstanding checks in excess of cash balances available for a legal right of offset are reclassified to accounts payable. Amounts reclassified to accounts payable were $13,425 and $12,377 as of April 1, 2011 and April 2, 2010, respectively.

Insurance Coverage

The Company has a self-funded program for employee and dependent health insurance. This program includes an administrator, a large provider network, and stop loss reinsurance to cover individual claims in excess of $250 per person, with an additional aggregate specific deductible of $190 annually, and up to $2,000 catastrophic loss maximum per lifetime benefit per person. Claims incurred but not reported are recorded based on estimates of claims provided by the third party administrator and are included in accrued expenses in the accompanying consolidated balance sheets. The Company recognized $13,153, $13,452, and $13,222 in medical expenses, net of employee contributions, during the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, respectively.

The Company maintains a primary casualty insurance program for its automobile liability, employer’s liability, and general liability risks, which in general provides limits of up to $2,000, $1,000, and $2,000, respectively. In addition, the Company maintains workers compensation policies which have statutory limits that are based on state regulations. The primary program contains a deductible of $500 per occurrence for each line of coverage, subject to a primary aggregate stop loss of approximately $9,080 for the current

p. 50            Part II → Item 8.

plan year. In addition, the Company maintains an umbrella/excess liability program to cover occurrences in excess of the underlying primary limits.

Contingent Loss Accruals

In determining the accrual necessary for probable loss contingencies as defined by ASC 450-20, Contingencies – Loss Contingencies, the Company includes estimates for professional fees, such as legal, accounting, and consulting, and other related costs to be incurred, unless such fees and related costs are not probable of being incurred or are not reasonably estimable.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, evidence of delivery of products or services is obtained, the selling price is fixed or determinable, and collectability of the resulting accounts receivable is reasonably assured. The Company assesses collectability based upon a thorough evaluation of current and prospective customers’ credit history and ability to pay. The Company establishes and adjusts credit terms and limits to reflect customer credit worthiness based upon this evaluation. Customer credit evaluations are updated periodically and for specific events or circumstances such as deterioration in the aging of account balances, bankruptcy filings, or notice of financial difficulties.

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

p. 51

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

In accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives, performance-based rebates are recognized based on a systematic estimation of the consideration to be received relative to the transaction that marks the progress of the Company toward earning vendor rebates, provided the collection of the amounts is, in the judgment of management, reasonably assured. The factors the Company considers in estimating performance-based rebates include actual and forecasted inventory purchases or sales volumes, in conjunction with vendor rebate contract terms, which generally provide for increasing rebates based on either increased purchases or sales volume. Performance-based rebates are recognized in income only if the related inventory has been sold.

In accordance with ASC 605-50, Revenue Recognition – Customer Payments and Incentives, sales incentive arrangements that meet certain criteria are not recorded as a reduction of cost of sales. Accordingly, reimbursements from manufacturers under these arrangements are recognized by the Company as revenue rather than a reduction of cost of sales.

Transaction-based and performance-based rebate contracts are negotiated periodically with vendors.

The following table summarizes the financial statement impact of transaction-based and performance-based vendor rebates recognized by the Company and each of its segments during fiscal years 2011, 2010, and 2009. Such rebates are classified as either (i) a reduction to cost of goods sold or (ii) an increase to net sales in the accompanying Consolidated Statements of Operations.

(in thousands)
Physician Business	2011	2010	2009
Rebates included within:
Net sales	$1,237	$2,433	$4,339
Cost of goods sold	107,924	108,143	104,452
Total	$109,161	$110,576	$108,791

Elder Care Business	2011	2010	2009
Rebates included within:
Cost of goods sold	$108,718	$106,141	$100,934

Total Company	2011	2010	2009
Rebates included within:
Net sales	$1,237	$2,433	$4,339
Cost of goods sold	216,642	214,284	205,386
Total	$217,879	$216,717	$209,725

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and totaled approximately $13,521, $11,383, and $13,668, for fiscal years 2011, 2010, and 2009, respectively. Shipping and handling costs incurred by the Company, which are included in general and administrative expenses, totaled approximately $105,334, $104,134, and $102,836, for fiscal years 2011, 2010, and 2009, respectively.

Convertible Debt Instruments

In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements) should separately account for the liability and equity components in a manner that reflects an estimate of the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The equity components of the Company’s senior convertible notes are included in “Additional paid-in capital” in the Consolidated Balance Sheets, with a corresponding reduction in the carrying values of these convertible notes as of the date of issuance or modification, as applicable. The reduced carrying values of the convertible notes are accreted to principal amounts through the recognition of non-cash interest expense. This accretion results in recognizing interest expense on these borrowings at effective rates approximating what would have been incurred had the Company issued nonconvertible debt with otherwise similar terms. See Footnote 12, Debt, for additional information.

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

p. 52            Part II → Item 8.

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

Derivative financial instruments are used principally in the management of the Company’s interest rate exposure. During the fiscal year ended March 28, 2008, the Company entered into an interest rate swap agreement to hedge the variable interest rate of its revolving line of credit. The interest rate swap was designated as a cash flow hedge. During fiscal year ended April 2, 2010, the interest rate swap matured. Amounts paid upon maturity of the interest rate swap agreement were recorded as additions to interest expense. Refer to Footnote 12, Debt, for additional information regarding the Company’s interest rate swap agreement.

Earnings Per Share

Basic and diluted earnings per share are presented in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of unvested restricted stock and stock options using the treasury stock method and the conversion of the senior convertible notes. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per share calculation for fiscal years ended April 1, 2011, April 2, 2010 and March 27, 2009:

(in thousands)	2011	2010	2009
Denominator-weighted average shares outstanding used in computing basic earnings per share	54,996	58,029	59,937
Assumed exercise of stock options(a)	198	324	425
Assumed vesting of restricted stock	650	514	152
Assumed conversion of 2004 Notes	–	–	182
Assumed conversion of 2008 Notes	702	76	–
Denominator-weighted average shares outstanding used in computing diluted earnings per share	56,546	58,943	60,696

(a)	There were no antidilutive options outstanding as of April 1, 2011 and April 2, 2010. Options to purchase approximately 200 shares of common stock that were outstanding during fiscal year 2009, were not included in the computation of diluted earnings per share for each of the respective periods because the options’ exercise prices exceeded the average fair market value of the Company’s common stock for each fiscal year and, therefore, inclusion would be anti-dilutive.

In accordance with ASC 260, Earnings Per Share, and the Company’s stated policy of settling the principal amount in cash, the Company is required to include shares underlying the 2008 Notes in its diluted weighted average shares outstanding due to the average stock price per share for the period exceeding $21.22 (the conversion price for the senior convertible notes) during fiscal year ended April 1, 2011. Only the number of shares that would be issuable (under the treasury stock method of accounting for share dilution) was included, which was based upon the amount by which the average stock price exceeded the conversion price. If the price of the Company’s common stock exceeds $28.29 per share, it will also include the effect of the additional potential shares that may be issued related to the warrants, using the treasury stock method. Prior to conversion, the purchased options are not considered for purposes of dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

The Company was required to include any shares underlying the 2004 Notes in its diluted weighted average shares outstanding when the average stock price per share for the period exceeded $17.10 (the conversion price for the senior convertible notes). The average price of the Company’s common stock during the fiscal year ended March 27, 2009 exceeded the 2004 Notes’ conversion price of $17.10. As such, potential common shares were included in the calculation of diluted weighted average shares outstanding. No shares related to the 2004 Notes were included in the calculation of diluted weighted average shares outstanding during fiscal years ending April 1, 2011 and April 2, 2010, as the notes were retired.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of ASC 718, Compensation – Stock Compensation, (“ASC 718”) using the modified prospective transition method, and therefore, has not restated results for prior periods. The Company applies the fair value recognition provisions of the guidance as it relates to the Company’s stock-based compensation, which requires the Company to recognize expense for the fair value of stock-based compensation awards. Refer to Footnote 15, Incentive and Stock-Based Compensation, for additional information.

Comprehensive Income

Comprehensive income represents all changes in equity of an enterprise that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income,

p. 53

such as the unrealized gain or loss on the interest rate swap and unrealized holding gain or loss on available-for-sale investments.

Marketable Securities

As of April 1, 2011, the Company held no investment in available for sale securities. Equity securities previously held by the company were considered to be available for sale and carried at fair value as of the balance sheet dates. Fair values were based on quoted market prices.

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

3. Recent Accounting Pronouncements

During fiscal year 2011, the Company adopted a new accounting standard that changes the consolidation model for VIEs. Variable interest entities are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance the entity’s activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, defined as the party which (i) has the power to direct those activities that most significantly impact the entity’s economic performance and (ii) has an obligation to absorb an entity’s losses or a right to receive benefits from an entity that could be potentially significant to the entity. The standard requires ongoing reassessments to determine whether an enterprise is the primary beneficiary of a VIE. The standard expands the disclosure requirements for enterprises with a variable interest in a VIE. See Footnote 5, Variable Interest Entity, for additional disclosures.

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

In July 2010, the FASB issued an ASU which amended accounting guidance for receivables to require further disaggregated disclosures that improve financial statement users’ understanding of (i) the nature of an entity’s credit risk associated with its financing receivables and (ii) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has adopted this standard with no material effect. As of January 2011, the portion of this update related to the disclosure of troubled debt restructurings had been deferred until Board deliberations are complete.

In December 2010, the FASB issued a new accounting standard that provided guidance on supplementary pro forma information for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. While not impacting the disclosure of pro forma information, the new standard changes the way such information is calculated. Specifically, consolidated revenue and earnings would be determined as if the business combination occurred as of the beginning of the comparable prior annual reporting period. This method is consistent with guidance set forth by the SEC. Additionally, the standard required qualitative disclosures around the nature and amount of material, nonrecurring pro forma adjustments directly attributable to business combinations. The Company has elected to early adopt this standard. See Footnote 4, Purchase Businesses Combinations, for further discussion.

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

The fair value of contingent consideration was determined using projected achievement of the earnings targets. See Footnote 6, Fair Value Measurements, for further discussion.

Fiscal Year 2011

Linear Acquisition

On November 15, 2010, the Physician Business acquired the assets of Linear Medical Solutions, Inc (“Linear”) for an initial purchase price of $11,536, net of cash received. Linear markets a proprietary system to primary care physicians for dispensing medications to patients on-site within their practices. Net sales and net income attributable to Linear since the acquisition on November 15, 2010 were $30,304 and $1,250, respectively.

p. 54            Part II → Item 8.

During the fourth quarter of fiscal year 2011, the fair value measurements of assets acquired and liabilities assumed as of the acquisition date were revised. The Company paid an additional $2,336 related to the working capital adjustments. Payments totaling $13,872, net of cash received of $359, were made during the fiscal year ended April 1, 2011, of which $1,000 was held in escrow to secure any adjustments or claims. Additional consideration ranging from $0 to $4,000 may be paid based on the achievement of future earnings targets over a two year period. Goodwill, representing intangible assets of Linear that do not qualify for separate recognition, is fully tax deductible. The Company acquired inventory of $3,099, as adjusted, and trade receivables with a fair value and gross contractual value of $8,939.

DSI Acquisition

On January 19, 2011, the Company purchased 100% of the outstanding stock of Dispensing Solutions, Inc. (“DSI”), formerly a privately held company based in California, which markets a proprietary system to primary care physicians for dispensing medications to patients on-site within their practices. Net sales and net income attributable to DSI since the date of acquisition were $6,595 and $566, respectively.

Payments totaling $35,199, net of cash received of $801, were made during the fiscal year ended April 1, 2011, of which $5,400 was held in escrow to secure any adjustments or claims. Additional consideration ranging from $0 to $6,000 may be paid based on the achievement of future earnings targets over a one year period. Goodwill, representing intangible assets of DSI that do not qualify for separate recognition, is not tax deductible. The Company acquired inventory of $2,361 and trade receivables with a fair value and gross contractual value of $2,615.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Linear and DSI acquisitions, as adjusted:

(in thousands)	Linear(a)	DSI
Current assets	$12,711	$6,458
Goodwill	3,816	26,747
Customer relationship intangible (5 to 6-year life)	2,100	10,000
Non-compete agreement (5-year life)	500	480
Non-solicitation agreements	1,098	–
Tradename	840	590
Non-current assets	1,734	2,090
Accounts payable	(5,068)	(2,226)
Non-current liabilities	–	(2,639)
Contingent consideration	(3,500)	(5,500)
Net assets acquired	$14,231	$36,000

(a)	Fair value measurements of assets acquired and liabilities assumed as of the acquisition date were adjusted, as the purchase accounting was incomplete. Measurements were increased (decreased) as follows: Current assets ($82); Non-current assets ($58); Goodwill $2,369; Accounts Payable ($107).

The following table presents unaudited pro forma financial information as if the closing of the acquisitions of Linear and DSI had occurred on the first day of fiscal year 2010, or March 28, 2009, after giving effect to certain purchase accounting adjustments.

(in thousands)	2011	2010
Net sales:
PSS World Medical, Inc (as reported)	$2,034,789	$2,055,171
Supplemental Net Sales – Linear	53,339	70,633
Supplemental Net Sales – DSI	24,543	22,067
Total Pro Forma Net Sales	$2,112,671	$2,147,871

Net income attributed to PSS World Medical, Inc.:
PSS World Medical, Inc (as reported)	$74,485	$69,363
Supplemental Net Income – Linear	2,711	2,744
Supplemental Net Income – DSI	892	(623)
Total Pro Forma Net Income	$78,088	$71,484
Net income per common share:
Basic	$1.42	$1.23
Diluted	$1.38	$1.21

Pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the DSI and Linear acquisition occurred on the date indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

Other Acquisitions

During fiscal years 2011, 2010, and 2009, the Company completed acquisitions with an aggregate purchase price of approximately $16,863, $14,802, and $3,744, respectively, which were deemed immaterial for additional disclosure individually or in the aggregate. As of April 1, 2011 and April 2, 2010 the Company recognized goodwill, including acquisition- related adjustments, of approximately $12,183 and $9,003, respectively.

5. Variable Interest Entity

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

p. 55

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

6. Fair Value Measurements

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

As of April 1, 2011, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value as of fiscal years ended April 1, 2011 and April 2, 2010, by level within the fair value hierarchy:

(in thousands)
April 1, 2011	Level 1	Level 2	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$–	$–	$845	$845
Liabilities:
Deferred compensation(b)	$84,165	$–	$–	$84,165
Contingent consideration(c)		–	10,155	10,155
Total liabilities	$84,165	$–	$10,155	$94,320

April 2, 2010	Level 1	Level 2	Level 3	Total

Liabilities:
Deferred compensation(b)	$69,263	$–	$–	$69,263
Contingent consideration(c)	–	–	1,715	1,715
Total liabilities	$69,263	$–	$1,715	$70,978
(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated VIE, which is located in Other assets on the Company’s Consolidated Balance Sheets. See Footnote 5, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional variable cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The liabilities are included in Other current liabilities and Other noncurrent liabilities on the Company’s Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the fiscal year 2011.

Level 3 Instruments
Assets:
Balance, April 2, 2010	$–
Additions	947
Fair value adjustment included in earnings	(102)
Balance, April 1, 2011	$845
Liabilities:
Balance, April 2, 2010	$1,715
Additions	9,150
Settlement of obligation	(875)
Fair value adjustment included in earnings	165
Balance, April 1, 2011	$10,155

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

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes as of April 1, 2011 and

p. 56            Part II → Item 8.

April 2, 2010 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $323,800 and $285,800.

7. Equity Investment

On June 29, 2007, the Company made a $24,064 investment (including $1,564 of legal and other professional fees) in athenahealth, Inc. (“athena”), a leading provider of internet-based healthcare information technology and business services to physician practices. During fiscal years 2010 and 2009 the Company sold its investment in athena, resulting in a gain of approximately $3,635, or $2,260 net of tax and $444, or $275 net of tax, respectively. This gain was determined on a specific identification method and recognized in Other income on the Consolidated Statement of Operations. Proceeds of $10,681 were received during and related to a sale in fiscal year 2010 and proceeds of $22,098 were received during fiscal year 2009.

8. Property and Equipment

Property and equipment are summarized as follows:

	As of
	2011	2010
Computer hardware under capital leases	$2,516	$2,601
Office equipment under capital leases	452	452
Leasehold improvements	18,717	17,342
Equipment	31,492	28,552
Computer hardware and software	191,459	173,853

Property and equipment, gross	244,636	222,800
Accumulated depreciation	(142,235)	(117,580)

Property and equipment, net	$102,401	$105,220

Depreciation expense, which includes amortization of capital leases, is included in General and administrative expenses in the accompanying Consolidated Statements of Operations, and approximated $25,065, $21,940, and $20,002, for fiscal years 2011, 2010, and 2009, respectively.

9. Goodwill

The change in the carrying value of goodwill for the fiscal years ended April 1, 2011 and April 2, 2010 were as follows:

	Physician Business	Elder Care Business	Corporate Shared Services	Total
Balance as of March 27, 2009	$30,601	$82,167	$–	$112,768
Purchase business combinations	956	7,066	–	8,022
Purchase price allocation adjustments	136	846	–	982

Balance as of April 2, 2010	$31,693	$90,079	$–	$121,772
Purchase business combinations	40,500	–	–	40,500
Purchase price allocation adjustments	2,135	–	–	2,135
Purchase of variable interest entity	–	2,687	–	2,687

Balance as of April 1, 2011	$74,328	$92,766	$–	$167,094

p. 57

10. Intangibles, Net

The following table summarizes the gross carrying amount and accumulated amortization for existing intangible assets by business segment and major asset class.

	As of
	April 1, 2011			April 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
INTANGIBLES SUBJECT TO AMORTIZATION
Customer Relationships:
Physician Business	$24,390	$(4,423)	$19,967	$9,585	$(4,232)	$5,353
Elder Care Business	11,669	(7,484)	4,185	17,182	(11,880)	5,302
	36,059	(11,907)	24,152	26,767	(16,112)	10,655
Nonsolicitation Agreements:
Physician Business	8,475	(4,444)	4,031	10,783	(6,762)	4,021
Elder Care Business	424	(188)	236	448	(139)	309
	8,899	(4,632)	4,267	11,231	(6,901)	4,330
Noncompetition Agreements:
Physician Business	3,042	(311)	2,731	645	(437)	208
Elder Care Business	3,179	(768)	2,411	3,140	(732)	2,408
Corporate Shared Services	1,916	(1,105)	811	1,691	(449)	1,242
	8,137	(2,184)	5,953	5,476	(1,618)	3,858
Signing Bonuses:
Physician Business	580	(317)	263	731	(435)	296
Elder Care Business	26	(12)	14	–	–	–
Corporate Shared Services	–	–	–	27	(18)	9
	606	(329)	277	758	(453)	305
Total intangible assets subject to amortization	$53,701	$(19,052)	$34,649	$44,232	$(25,084)	$19,148
INTANGIBLES NOT SUBJECT TO AMORTIZATION
Tradename:
Physician Business	$6,830	$–	$6,830	$5,400	$–	$5,400
Elder Care Business	400	–	400	–	–	–
	7,230	–	7,230	5,400	–	5,400
Total unamortized intangible assets	$7,230	$–	$7,230	$5,400	$–	5,400
Total intangible assets	$60,931	$(19,052)	$41,879	$49,632	$(25,084)	$24,548

Total amortization expense for intangible assets for the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, was $6,378, $5,121, and $5,489, respectively.

p. 58            Part II → Item 8.

The estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year:
2012	$7,696
2013	6,380
2014	5,985
2015	5,749
2016	4,559
Thereafter	4,280
Total	$34,649

The remaining weighted-average amortization period, in total and by major asset class, is as follows:

(in years)	April 1, 2011	April 2, 2010
Customer relationships	5.5	6.3
Nonsolicitation agreements	9.5	7.0
Noncompetition agreements	4.0	3.8
Signing bonuses	1.4	2.3
Total weighted-average amortization period	4.8	5.9

11. Accrued Expenses

Accrued expenses as of April 1, 2011 and April 2, 2010 were as follows:

	As of
	2011	2010
Accrued payroll	$14,486	$14,848
Accrued incentive compensation	8,085	17,912
Other	14,604	17,493
Accrued expenses	$37,175	$50,253

12. Debt

Outstanding debt consists of the following, in order of priority:

	As of
	April 1, 2011	April 2, 2010
2004 Notes	–	20
2008 Notes	195,643	187,101
Capital lease obligations	780	1,701
Total debt	196,423	188,822
Less: Current portion of debt	761	881
Long-term debt	$195,662	$187,941

2004 Notes

On March 15, 2009, holders of $149.98 million in principal face value of 2.25% senior convertible notes exercised the put option requiring the Company to purchase the notes at 100% of the principle amount plus accrued interest, resulting in a payment of approximately $151.7 million during the year ended March 27, 2009. To fund the repurchase, the Company used approximately $101.7 million in available cash on hand from the issuance of $230.0 million of 3.125% senior convertible notes and $50.0 million from its asset-based revolving line of credit.

As of April 1, 2011, the Company has a deferred income tax liability of $17,316 (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be deferred and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009 and is classified in Other Noncurrent Liabilities on the Consolidated Balance Sheets.

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

A note holder may not exercise its conversion right with respect to all or any portion of a note, if such conversion would cause the note holder to become a beneficial owner of more than 9.9% of the Company’s outstanding voting stock. The initial conversion rate is 47.1342 shares of common stock per each $1 (in thousands) principal amount of notes and is equivalent to an initial conversion price of $21.22 per share. The conversion rate is subject to adjustment upon the occurrence of certain events. If the notes were converted as of April 1, 2011, the if-converted value would exceed the principal amounts of the 2008 Notes by $64,546.

As of April 1, 2011 and April 2, 2010, the fair value of the 2008 Notes was approximately $323,800 and $285,800, respectively.

p. 59

The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter. The Contingent Conversion Trigger was not met during the three months ended April 1, 2011; therefore, the notes may not be converted during the Company’s first quarter of fiscal year 2011.

The Company used a portion of the net proceeds of the offering to repurchase approximately $35.0 million of its common stock in privately negotiated transactions with institutional investors concurrently with this offering. See Stock Repurchase Program in Footnote 14, Equity, for additional information. The Company used $101.7 million of the net proceeds during fiscal year 2009, when holders of the 2004 Notes required the Company to redeem approximately all of their outstanding notes plus accrued interest. Remaining proceeds were used for general corporate purposes.

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

The purchased options are intended to reduce the potential dilution upon conversion of the notes in the event that the market value per share of the common stock, as measured under the notes, at the time of exercise is greater than the conversion price of the notes. The options have been accounted for as an adjustment to the Company’s equity, net of deferred tax assets of $21.0 million.

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

If the market value per share of the common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. The warrants have been accounted for as an adjustment to the Company’s equity and recorded in Additional paid in capital on the Consolidated Balance Sheets.

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the notes. Holders of the notes do not have any rights with respect to the warrants.

p. 60            Part II → Item 8.

Convertible Debt- Accounting Change

On March 28, 2009, the Company adopted ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”) which required retrospective restatement (See Footnote 2, Summary of Significant Accounting Policies). The following illustrates the impact of adopting the guidance on the Consolidated Statement of Operations for the fiscal year ended March 27, 2009:

	For the Fiscal Year 2009
(in thousands, except per share amounts)	As Originally Reported	Effect of ASC 470-20	As Adjusted
Income from operations	$101,145	$(218)	$100,927
Other expense	(6,897)	(10,314)	(17,211)
Income before provision for income taxes	94,248	(10,532)	83,716
Provision for income taxes	36,232	(4,002)	32,230
Net income	58,016	(6,530)	51,486
Net income attributable to PSS World Medical, Inc.	$58,016	$(6,530)	$51,486
Earnings per common share attributable to PSS World Medical, Inc.:
Basic	$0.97	$(0.11)	$0.86
Diluted	$0.96	$(0.11)	$0.85

The debt discount associated with the 2008 Notes will be amortized over periods that end on the scheduled maturity date and result in effective interest rates of approximately 8.25%. The effective interest rate for the 2004 Notes was approximately 6.75%. For the fiscal years ended April 1, 2011 ended April 2, 2010, and March 27, 2009 interest expense was $7,171, $7,281 and $7,925, based on the contractual coupon rates, while debt discount amortization was $8,543, $7,948, and $11,044, respectively.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of April 1, 2011 and April 2, 2010 are as follows:

	Liability Component			Equity Component
(in thousands) 2008 Notes	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount Pretax(a)
April 1, 2011	$230,000	$(34,357)	$195,643	$55,636
April 2, 2010	$230,000	$(42,899)	$187,101	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “RLOC”), which matures on September 30, 2012. In accordance with ASC 470-10, Debt – Overall, borrowings under the RLOC are classified as a current liability. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million. Availability of borrowings (“Availability”) depends upon a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the RLOC bear interest at the bank’s prime rate plus an applicable margin based on a fixed charge coverage ratio, or at LIBOR plus an applicable margin based on a fixed charge coverage ratio. Additionally, the RLOC bears interest at a fixed rate of 0.25% for any unused portion of the facility.

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

Borrowings under the RLOC are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, repurchases of the Company’s common stock, and the issuance of letters of credit.

There were no outstanding borrowings under the RLOC as of April 1, 2011 and April 2, 2010. After reducing Availability for

p. 61

outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow an additional $200.0 million (excluding the additional increase of $50.0 million) under the RLOC. Average daily borrowings during fiscal years 2011 and 2010 were $3.8 million and $44.2 million, respectively. A hypothetical 1% increase/decrease in prevailing interest rates as of April 1, 2011, would result in a corresponding increase/decrease in interest expense of less than $0.1 million. The average daily interest rate, excluding debt issuance costs and unused line fees, for the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, was 2.37%, 4.02%, and 4.00%, respectively.

Interest Rate Swap Agreement

Changes in interest rates affect interest payments under the Company’s variable rate RLOC. During fiscal year 2008, the Company entered into an interest rate swap agreement which matured on February 19, 2010. The Company did not extend or enter into a new swap agreement, and as such, this agreement has expired. The purpose of the swap agreement was to hedge the variable interest rate of its RLOC, as such, the interest rate swap effectively fixed the interest rate on a portion of the revolving line of credit to 2.70%, plus an applicable margin as determined by the RLOC.

The interest rate swap, with a notional amount of $50.0 million, was designated as a cash flow hedge, therefore, changes in fair value were recognized in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Under the terms of the interest rate swap agreement, the Company made monthly payments based on the fixed rate and received interest payments based on 1-month LIBOR. The changes in market value of these financial instruments were highly correlated with changes in market value of the hedged item both at inception and over the lives of the agreements. Amounts received or paid under these interest rate swap agreements were recorded as reductions or additions to interest expense.

The interest rate swap was disclosed in the Consolidated Statements of Equity as follows:

Derivatives in Cash Flow Hedging Relationships (in thousands)	Impact Recognized in OCI from Derivative– Effective Portion
	April 1, 2011	April 2, 2010	March 27, 2009
Interest rate swap, net of tax	$–	$552	$(351)

Capital Lease Obligations

The Company leases certain computer hardware and office equipment at an aggregate annual rental of approximately $762. The equipment is capitalized at its fair market value, which approximates the present value of the future minimum lease payments, and is amortized over the useful life of the asset. The following table is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 1, 2011.

Fiscal Year:
2012	$761
2013	19
2014	–
Total minimum lease payments	780
Less: amount representing interest	26
Present value of net minimum lease payments	$754

13. Income Taxes

Income tax disclosures in this footnote relating to fiscal year 2009 have been retrospectively adjusted for the impact of adopting ASC 470-20, Debt – Debt with Conversion and Other Options, as discussed in Footnote 12, Debt. The provision for income taxes from continuing operations is detailed below:

	2011	2010	2009
Current tax provision:
Federal	$36,384	$42,919	$23,233
State	4,926	6,112	3,064
Total current provision	41,310	49,031	26,297
Deferred tax (benefit) provision:
Federal	2,863	(7,234)	5,242
State	388	(1,030)	691
Total deferred (benefit) provision	3,251	(8,264)	5,933
Total income tax provision	$44,561	$40,767	$32,230

Total income tax expense for the years ended April 1, 2011, April 2, 2010 and March 27, 2009 was allocated as follows:

	2011	2010	2009
Tax expense per Consolidated statements of operations	$44,561	$40,767	$32,230
Other comprehensive income:
Unrealized holding gains on equity securities recognized for financial reporting purposes	–	(1,342)	(29)
Unrealized losses on interest rate swap recognized for financial reporting purposes	–	339	(216)
Total income tax expense (benefit) allocated to other comprehensive income	–	(1,003)	(245)
Benefit for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3,273)	(2,516)	(1,700)
Total income tax expense	$41,288	$37,248	$30,285

p. 62            Part II → Item 8.

The difference between income tax computed at the Federal statutory rate and the actual tax provision is shown below:

	2011	2010	2009
Income from operations before provision for income taxes	$119,225	$110,130	$83,716
Tax provision at the 35% statutory rate	41,729	38,546	29,301
Increase (decrease) in taxes:
State income tax, net of Federal benefit	3,454	3,304	2,427
Other, net	(622)	(1,083)	502
Total increase in taxes	2,832	2,221	2,929
Total income tax provision	$44,561	$40,767	$32,230
Effective tax rate	37.4%	37.0%	38.5%

As of April 1, 2011 and April 2, 2010, the Company recorded an income tax payable of $1,233 and $237, respectively, related to current income tax filings.

Deferred income taxes for fiscal years 2011 and 2010, reflect the impact of temporary differences between the financial statement and tax basis of assets and liabilities. The tax effect of temporary differences, which create deferred tax assets and liabilities, as of April 1, 2011 and April 2, 2010 are detailed below:

	2011	2010
Deferred tax assets:
Deferred compensation	$31,649	$31,050
Original issue discount on 2008 Notes	13,197	16,438
Net operating loss and tax credit carryforwards	4,722	5,554
Allowance for doubtful accounts and sales returns	7,418	5,079
Accrued expenses and incentive compensation	8,927	10,734
Inventory uniform cost capitalization	3,725	3,504
Inventory obsolescence	2,305	1,789
Other	733	735
Gross deferred tax assets	72,676	74,883
Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(25,548)	(22,608)
Interest on 2004 Notes	(17,316)	(17,389)
Discount on 2008 Notes related to ASC 470-20	(12,822)	(16,078)
Excess of tax amortization over book amortization	(11,043)	(7,123)
Other	(703)	(646)
Gross deferred tax liabilities	(67,432)	(63,844)
Deferred tax assets, net	$5,244	$11,039

The deferred tax accounts as of April 1, 2011 and April 2, 2010 include current deferred income tax assets of $20,533 and $15,629, respectively, included in Current assets and noncurrent deferred income tax liabilities of $15,289 and $4,590, respectively, included in Other noncurrent liabilities.

As of April 1, 2011 and April 2, 2010, the Company had federal and state net operating loss (“NOL”) carryforwards resulting in deferred tax assets of $4,593 and $5,245, respectively. The federal NOL carryforwards result in deferred tax assets as of April 1, 2011 and April 2, 2010 of $3,286 and $3,781, respectively, which expire between 2025 to 2028. The state NOL carryforwards result in deferred tax assets as of April 1, 2011 and April 2, 2010 of $1,307 and $1,464, respectively, which expire in 2012 to 2028. Management expects to utilize these NOL carryforwards prior to their expiration.

Management believes it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income and, therefore, no valuation allowance has been recorded as of April 1, 2011.

The Company has not provided for U.S. income taxes on accumulated and undistributed earnings attributable to foreign operations as the Company intends to permanently reinvest these undistributed earnings. These earnings relate to ongoing operations and were $10,547 and $6,429 as of April 1, 2011 and April 2, 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits as of March 27, 2009	$1,670
Gross Increases for tax positions of prior years	201
Gross Decreases for tax positions of prior years	(648)
Gross Increases for tax positions of current year	369
Lapse of Statute of Limitations	(126)
Unrecognized Tax Benefits as of April 2, 2010	1,466
Gross Increases for tax positions of prior years	295
Lapse of Statute of Limitations	(284)
Unrecognized Tax Benefits as of April 1, 2011	$1,477

The Company classifies interest and penalties related to income tax matters as a component of income tax expense. As of April 1, 2011 and April 2, 2010 the Company had $179 and $127 of accrued interest related to uncertain tax positions, respectively.

The total amount of unrecognized tax benefits that would affect the effective income tax rate if recognized is $1,142 as of April 1, 2011. The unrecognized tax benefit with respect to certain of the

p. 63

Company’s tax positions may increase or decrease over the next twelve months; however, management does not expect the change, if any, to have a material effect on the Company’s financial position or results of operations within the next twelve months.

The Company files a United States federal income tax return and income tax returns in various states and foreign jurisdictions. With limited exceptions, the Company is no longer subject to income tax examinations for years prior to the fiscal year ended March 30, 2007.

During fiscal year 2011, the IRS began an examination of the company’s federal income tax return for the fiscal year ended March 27, 2009. While the Company is not presently aware of any proposed adjustments, it remains ongoing and therefore the Company cannot determine at this time the impact this examination will have on the Company’s financial condition or results of operations.

14. Equity

Stock Repurchase Programs

The Company repurchases its common stock under stock repurchase programs authorized by the Company’s Board of Directors. As of April 1, 2011, there were 3.4 million shares available for repurchase under existing stock repurchase programs.

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

The following table summarizes the common stock repurchases and Board of Directors authorizations during fiscal years 2011, 2010, 2009, as well as the shares available for repurchase under the stock repurchase program as of April 1, 2011, April 2, 2010, March 27, 2009, and March 28, 2008:

(in thousands)	Number of Shares
Shares available for repurchase at March 28, 2008	403
Shares authorized for repurchase	3,092
Shares repurchased	(3,377)
Shares available for repurchase at March 27, 2009	118
Shares authorized for repurchase	5,966
Shares repurchased	(2,767)
Shares available for repurchase at April 2, 2010	3,317
Shares authorized for repurchase	2,763
Shares repurchased	(2,728)
Shares available for repurchase at April 1, 2011	3,352

During fiscal year 2011, the Company repurchased approximately 2.7 million shares of common stock at an average price of $20.07 per common share for approximately $54,761. During fiscal year 2010, the Company repurchased approximately 2.8 million shares of common stock at an average price of $20.66 per common share for approximately $57,176.

15. Incentive and Stock-based Compensation

Equity Incentive Plans

The Company has equity incentive plans for the benefit of certain officers, directors, and employees. The Compensation Committee of the Board of Directors has the discretion to make grants under these plans in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, dividend equivalents, other stock-based awards, or other rights or interests relating to common stock or cash.

On June 7, 2006, the Board of Directors approved the PSS World Medical, Inc. 2006 Incentive Plan (the “2006 Plan”), a stock incentive plan under which equity may be granted to the Company’s officers, directors, and employees. The 2006 Plan became effective as of August 24, 2006, the date on which shareholders approved the plan. The 2006 Plan replaced the 1999 Long-Term Incentive Plan and the 1999 Broad-Based Employee Stock Plan (collectively, the “Prior Plans”). Grants under the 2006 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted or deferred stock units, performance awards, dividend equivalents, performance-based cash awards, and other stock-based awards. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2006 Plan is approximately 2,154 as of April 1, 2011.

In addition to the 2006 Plan, the Company maintains the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), which permits the grant of restricted stock to the Company’s non-employee directors. Subject to adjustment as provided in the plan, the aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the 2004 Directors Plan is approximately 248 as of April 1, 2011. It is the Company’s policy to issue shares of common stock upon exercise of stock options or the grant of restricted stock from those shares reserved for issuance under the stock incentive plans.

p. 64            Part II → Item 8.

Outstanding stock-based awards granted under equity incentive plans are as follows:

(in thousands)	April 1, 2011	April 2, 2010	March 27, 2009
Stock options(a)	220	558	1,306
Restricted stock(b)	830	969	1,015
Restricted stock units(a)	670	593	221
Deferred stock units(a)	15	11	9
Total outstanding stock based awards	1,735	2,131	2,551

(a)	Amounts are excluded from shares of common stock issued and outstanding. Amounts for Performance Share units are based on the Company’s current estimate of shares expected to vest.
(b)	Amounts are included in shares of common stock issued and outstanding on the face of the balance sheet and in calculating weighted average shares outstanding, but are not considered outstanding for accounting purposes until restrictions lapse.

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

During the fiscal year ended 2010, the shares were forfeited due to the departure of the Company’s former Chairman and Chief Executive Officer. As a result, $580 ($358, net of tax) was recognized as an adjustment to reduce stock-based compensation during the current fiscal year.

The following table summarizes the number of common shares to be issued upon exercise of outstanding options and the number of common shares remaining available for future issuance under the existing stock incentive plans as of April 1, 2011:

(in thousands)	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
1999 Long Term Incentive Plan(a)	69	–
Amended and Restated Directors’ Stock Plan(a)	133	–
PSS World Medical, Inc. 2006 Incentive Plan(b)	–	2,154
2004 Non-Employee Directors Compensation Plan(c)	–	248
	202	2,402
Equity compensation plan not approved by shareholders:
1999 Broad Based Employee Stock Plan(a)	18	–
Total	220	2,402

(a)	These plans are terminated; however, options remain outstanding as of April 1, 2011 which are exercisable.
(b)	This plan superseded the 1999 Long Term Incentive Plan and the 1999 Broad Based Employee Stock Plan and was approved by shareholders on August 24, 2006.
(c)	This plan superseded the Amended and Restated Directors’ Stock Plan and was approved by shareholders during fiscal year 2005.

p. 65

The following table summarizes the stock option activity during the period from March 28, 2008 to April 1, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at, March 28, 2008	1,774	$ 9.00	2.3	$13,729
Granted	200	17.98
Exercised	(605)	10.26
Expired	(63)	21.37
Outstanding at, March 27, 2009	1,306	$ 9.20	3.4	$7,909
Exercised	(548)	8.15
Expired	(200)	17.98
Outstanding at, April 2, 2010	558	$ 7.05	1.9	$9,252
Exercised	(338)	6.15
Outstanding and Exercisable at, April 1, 2011	220	$ 8.44	1.7	$4,115

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price of $27.17 on the last trading day of the Company’s fiscal year end and the exercise price, multiplied by the number of outstanding stock options) that would have been received by the option holders had all option holders exercised their options on April 1, 2011. This amount changes over time based on changes in the fair market value of the Company’s stock.

The total intrinsic value of stock options exercised during fiscal years ended April 1, 2011 and April 2, 2010 was $5,684 and $6,495, respectively. Cash received from stock option exercises during the fiscal year ended April 1, 2011 and April 2, 2010 was approximately $2,079 and $4,489, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled approximately $2,161 and $2,468 during the fiscal years ended April 1, 2011 and April 2, 2010, respectively.

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

Performance-Based Awards

The Company issues (i) performance-based restricted stock units (“Performance Shares”), (ii) performance-accelerated restricted stock (“PARS”), which were issued in fiscal years 2010 and 2009, and (iii) performance-accelerated restricted stock units (“PARS Units”), which were issued in fiscal year 2011, under the Company’s 2006 Incentive Plan.

The Performance Shares cliff-vest three years from the date of grant and convert to shares of common stock based on the Company’s achievement of certain cumulative earnings per share growth targets. These awards, which are denominated in terms of a target number of shares, will be forfeited if performance falls below a designated threshold level and may increase up to 250% of the target number of shares for exceptional performance. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance. The Company recognizes compensation expense on a straight-line basis (net of estimated forfeitures) over the awards vesting period based on the Company’s estimate of what will ultimately vest. This estimate may be adjusted in future periods based on actual experience and changes in management assumptions.

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

p. 66            Part II → Item 8.

Change in Estimate

During the fiscal year ended April 2, 2010, the Company changed its estimate of the number of shares to be delivered on its performance based awards. This change reflected an increase in estimated achievement of performance conditions based on actual and expected future financial performance. The change in estimate increased Performance Share Units outstanding by approximately 303,000 shares. Additionally, PARS awards issued during fiscal year 2009 and fiscal year 2010 are now estimated to vest on the three-year anniversary of the grant date. As such, the Company adjusted the forfeiture rate related to certain PARS awards to reflect a reduction in expected forfeitures over the remaining vesting period.

As a result of the change in performance estimate, stock based compensation expenses increased $9,133 ($5,640, net of tax), or $0.10 per diluted share during the year ended April 2, 2010.

These estimates may be adjusted in future periods based on actual experience and changes in management assumptions.

Change in Management

During the fiscal year ended April 2, 2010, restricted stock awards were forfeited due to the departure of the Company’s former Chairman and Chief Executive Officer. As a result, $3,837 ($2,370, net of tax) was recognized as an adjustment to reduce stock-based compensation related to restricted stock during the year ended April 2, 2010.

Restricted Stock Activity

The following table summarizes the activity of restricted stock and restricted stock units during the period from March 28, 2008 to April 1, 2011:

	Performance-Based Awards						Time-Based Awards
	Performance Shares		PARS
(share amounts in thousands)	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, March 28, 2008	99	$18.52	–	$–	610	$18.49	344	$16.64
Granted	122	18.47	–	–	191	18.04	78	19.26
Vested	–	–	–	–	–	–	(156)	16.90
Forfeited	–	–	–	–	(34)	18.50	(18)	18.82
Balance, March 27, 2009	221	$18.49	–	$–	767	$18.38	248	$19.23
Granted	241	17.00	132	17.00	7	21.84	171	20.06
Addition from change in estimate	303	18.39	–	–	–	–	–	–
Vested	–	–	–	–	–	–	(90)	19.42
Forfeited	(250)	17.97	(44)	17.00	(122)	18.50	(12)	19.50
Balance, April 2, 2010	515	$17.98	88	$17.00	652	$18.40	317	$19.68
Granted	94	22.23	103	22.23	460	21.85	87	20.00
Addition from change in estimate	34	23.41	–	–	–	–	–	–
Vested	(164)	18.52	–	–	(547)	18.40	(91)	19.55
Forfeited	–	–	–	–	(33)	19.11	(15)	18.42
Balance, April 1, 2011	479	$19.01	191	$19.82	532	$21.34	298	$19.88

Total compensation expense for restricted stock grants during the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, was $9,198, $12,164, and $5,570, respectively, with related income tax benefits of $3,495, $4,618, and $2,119, respectively. The total fair value of shares vested during the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, was $17,581, $1,897, and $2,824, respectively.

p. 67

Scheduled vesting for outstanding restricted stock and restricted stock units is as follows:

(in thousands)	Number of Shares/Units
Fiscal Year:
2012	306
2013	424
2014	181
2015	26
2016 and thereafter	563
Total	1,500

As of April 1, 2011, there was $17,656 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The estimated stock-based compensation expense for the next five fiscal years is expected to be recognized over a weighted average period of 1.8 years as follows:

Fiscal Year:
2012	$6,600
2013	4,727
2014	2,848
2015	2,403
2016 and thereafter	1,078
Total	$17,656

Corporate Long-Term Executive Cash-Based Incentive Plans

During fiscal year 2009, the Compensation Committee approved the 2008 Shareholder Value Plan (“2008 SVP”) for non-executive officers and leaders. The performance period under the 2008 SVP is the 36-month period from March 31, 2008 to April 1, 2011. Target awards under the 2008 SVP are calculated as three times the participant’s base salary times an award factor ranging from 10% to 38% and performance goals are based on planned cumulative earnings per share. As a result of an increase in accounting estimate related to expected achievement of long-term performance measures related to the 2008 SVP, long-term incentive based compensation increased $2,276 ($1,405, net of tax), or $0.02 per diluted share during fiscal year 2010. The Company accrued approximately $10,697 and $6,820 of compensation cost as of April 1, 2011 and April 2, 2010, respectively.

16. Employee Benefit Plans

PSS World Medical, Inc. Savings Plan

The PSS World Medical, Inc. Savings Plan (the “Plan”) provides an opportunity for tax-deferred savings, enabling eligible employees to invest in a variety of investments, including an interest in the common stock of the Company. Employees become eligible to participate in the Plan upon the completion of 30 days of service. Employees may elect to defer up to 85% but not less than 1% of their compensation to the Plan, subject to certain limitations imposed by the Internal Revenue Code. The Company matches an amount equal to the lesser of (i) 50% of the employee deferrals up to 6% of their compensation or (ii) $1,250. This match can be invested in various mutual funds or the common stock of the Company at the discretion of the participant and vests over a six-year period. During the fiscal years ended April 1, 2011, April 2, 2010, and March 27, 2009, the Company contributed approximately $1,914, $1,821, and $1,840 respectively, to the Plan under this matching arrangement. The Plan owned approximately 1.2 million, 1.5 million, and 1.7 million shares of the Company’s common stock as of April 1, 2011, April 2, 2010, and March 27, 2009, respectively.

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

Upon (i) retirement or termination from the Company and (ii) at age 60, or at age 55 with ten years of participation in the Program, the retirement benefit is distributed to participants in five equal annual installments, or in a lump sum payment if the vested account balance is less than $25. The retirement benefit is distributed in a lump sum upon death and over five years upon disability. In the event of termination of employment, 100% of the participant’s vested balance will be distributed in five equal installments or in a lump-sum payment if the vested account balance is less than $25. In the event of a change in control, if the successor terminates the plan, all participants become 100% vested in their accounts, including the Company’s matching contributions, discretionary Company contributions, and allocated return thereon. The Company has purchased corporate-owned life insurance policies

p. 68            Part II → Item 8.

for certain participants in the Program as the underlying assets will fund future payments related to the deferred compensation liability.

During fiscal years 2011, 2010, and 2009, the Company matched approximately $2,230, $1,919, and $1,930, respectively, of employee deferrals. The cash surrender value of the corporate-owned, life insurance policies, which is recorded in Other assets in the accompanying Consolidated Balance Sheets, was approximately $89,132 and $72,500, as of April 1, 2011 and April 2, 2010, respectively. In addition, the deferred compensation liability, which is recorded at fair value in Other noncurrent liabilities in the accompanying Consolidated Balance Sheets, was approximately $84,165 and $69,312, as of April 1, 2011 and April 2, 2010, respectively.

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

Rent expense for operating leases approximated $30,149, $29,803, and $28,018, for fiscal years 2011, 2010, and 2009, respectively. As of April 1, 2011, future minimum payments by fiscal year and in the aggregate, required under non-cancelable operating leases are as follows:

Fiscal Year:
2012	$25,834
2013	19,232
2014	13,587
2015	7,058
2016	3,542
Thereafter	3,852
Total	$73,105

p. 69

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

	2011	2010	2009
NET SALES:
Physician Business	$1,425,012	$1,437,823	$1,357,382
Elder Care Business	607,750	614,937	594,509
Corporate Shared Services	2,027	2,411	800
Total net sales	$2,034,789	$2,055,171	$1,952,691
NET SALES BY PRODUCT TYPE:
Consumable products	$1,504,255	$1,563,462	$1,440,993
Pharmaceutical products	330,572	333,026	327,502
Equipment	138,414	134,067	154,092
Physician dispensing solutions	36,899	–	–
Billing services	11,956	13,219	13,698
Customer freight charges	13,382	10,926	13,482
Vendor incentive and other income	(689)	471	2,924
Total net sales	$2,034,789	$2,055,171	$1,952,691
INCOME FROM OPERATIONS:
Physician Business	$137,995	$137,261	$109,800
Elder Care Business	37,782	38,017	30,140
Corporate Shared Services	(42,221)	(54,297)	(39,013)
Total income from operations	$133,556	$120,981	$100,927
DEPRECIATION:
Physician Business	$9,515	$7,983	$7,494
Elder Care Business	5,024	4,984	4,948
Corporate Shared Services	10,526	8,973	7,560
Total depreciation	$25,065	$21,940	$20,002

	2011	2010	2009
AMORTIZATION OF INTANGIBLE ASSETS:
Physician Business	$2,956	$2,343	$3,008
Elder Care Business	2,757	2,432	2,290
Corporate Shared Services	665	346	191
Total amortization of intangible assets	$6,378	$5,121	$5,489
PROVISIONS FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:
Physician Business	$1,792	$1,944	$1,547
Elder Care Business	(51)	1,851	2,133
Total provision for doubtful accounts and notes receivable	$1,741	$3,795	$3,680
INTEREST EXPENSE:
Physician Business	$4,631	$4,110	$4,051
Elder Care Business	8,157	8,192	7,982
Corporate Shared Services	4,333	4,993	10,125
Total interest expense	$17,121	$17,295	$22,158
PROVISION FOR INCOME TAXES:
Physician Business	$49,951	$49,982	$41,115
Elder Care Business	11,212	11,103	8,496
Corporate Shared Services	(16,602)	(20,318)	(17,381)
Total provision for income taxes	$44,561	$40,767	$32,230
CAPITAL EXPENDITURES:
Physician Business	$1,554	$1,282	$5,201
Elder Care Business	1,659	509	568
Corporate Shared Services	15,014	24,132	21,571
Total capital expenditures	$18,227	$25,923	$27,340
ASSETS:
Physician Business	$570,278	$440,916	$426,117
Elder Care Business	298,016	298,063	272,311
Corporate Shared Services	83,378	133,087	160,196
Total assets	$951,672	$872,066	$858,624

19. Commitments and Contingencies

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

p. 70            Part II → Item 8.

The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. With respect to products manufactured by others and distributed by the Company, the manufacturer may provide indemnification. There can be no assurance that the insurance coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company, including agreements with foreign vendors.

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

If a supply agreement for Select products between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of April 1, 2011, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

20. Supplemental Cash Flow Information

The Company’s supplemental disclosures for the years ended April 1, 2011, April 2, 2010 and March 27, 2009 are as follows:

	2011	2010	2009
Cash paid for:
Interest	$7,837	$9,620	$9,608
Income taxes, net	$36,382	$42,605	$26,986

During the fiscal year ended April 1, 2011 and April 2, 2010, the Company had approximately $171 and $1,706 in non-cash investing activities related to acquisition-related adjustments.

During the fiscal year ended March 27, 2009, the Company had approximately $2,306 in non-cash adjustments related to new capital lease obligations.

21. Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly results of operations for fiscal years 2011 and 2010. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements of the Company. Future quarterly operating results may fluctuate depending on a number of factors, including the number of selling days in a quarter, the timing of business combinations, and changes in customer’s buying patterns of supplies, equipment, and pharmaceutical products. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

	Fiscal Year 2011
	Q1	Q2	Q3	Q4	Total
Net sales	$478,856	$496,188	$510,087	$549,658	$2,034,789
Gross profit	147,846	157,125	157,895	172,905	635,771
Net income attributable to PSS World Medical, Inc.	13,753	19,557	19,549	21,626	74,485
Earnings per common share attributable to PSS World Medical, Inc.:
Basic	$0.25	$0.36	$0.36	$0.40	$1.35
Diluted	$0.24	$0.35	$0.35	$0.38	$1.32
Selling days	64	63	61	65	253

p. 71

	Fiscal Year 2010
	Q1	Q2	Q3	Q4	Total
Net sales	$493,554	$561,976	$502,764	$496,877	$2,055,171
Gross profit	145,974	172,571	154,700	154,450	627,695
Net income attributable to PSS World Medical, Inc.	13,304	21,686	17,921	16,452	69,363
Earnings per common share attributable to PSS World Medical, Inc.:
Basic	$0.23	$0.37	$0.31	$0.29	$1.20
Diluted	$0.23	$0.37	$0.30	$0.28	$1.18
Selling days	64	68	61	65	258

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. As disclosed in the table above, the selling days may fluctuate between each quarter and/or differ from the previous fiscal year.

Fiscal Year 2011

During the three months ended April 1, 2011, the Company purchased 100% of the outstanding stock of Dispensing Solutions, Inc. (“DSI”). DSI, a formerly privately held company based in California, markets a proprietary system to primary care physicians for dispensing medications to patients on-site within their practices. The acquisition price for DSI was approximately $36,000, with additional consideration of up to $6,000 if the company achieves defined earnings targets over a one year period. Net sales related to the DSI acquisition during the three months ended April, 1, 2011, was approximately $6,595. Refer to Footnote 4, Purchase Business Combinations, for further discussion.

Fiscal Year 2010

As a result of the departure of the Company’s former Chairman and Chief Executive Officer during the three months ended April 2, 2010, the Company recognized (i) a decrease of $4.4 million in long-term incentive compensation and (ii) a decrease of $1.3 million in annual cash-based incentive compensation, partially offset by $2.9 million in separation expenses.

p. 72            SCHEDULE II

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SCHEDULE II – Valuation and qualifying accounts

For the Years Ended April 1, 2011, April 2, 2010, and March 27, 2009

(Dollars in Thousands) Description	Balance at Beginning of Period	Provision Charged to Expense	Write-offs (1)	Balance at End of Period
Valuation Allowance for Accounts Receivable:
Fiscal year ended April 1, 2011	$6,310	$1,741	$2,243	$5,808
Fiscal year ended April 2, 2010	$7,041	$3,795	$4,526	$6,310
Fiscal year ended March 27, 2009	$7,011	$3,680	$3,650	$7,041

Other: (2)
Fiscal year ended April 1, 2011	$5,923	N/A	N/A	$8,961
Fiscal year ended April 2, 2010	$5,044	N/A	N/A	$5,923
Fiscal year ended March 27, 2009	$6,988	N/A	N/A	$5,044

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Includes (i) sales returns and allowance and (ii) reserve for rebates receivable.

See Report of Independent Registered Public Accounting Firm

p. 73

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of April 1, 2011. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In making this assessment as of April 1, 2011, management has excluded the operations of Linear Medical Solutions, Inc. (“Linear”) and Dispensing Solutions Inc. (“DSI”), which were acquired on November 15, 2010 and January 19, 2011, respectively, as the Company has not completed its initial assessment of their internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Linear had total assets of $15.5 million (excluding allocated intangibles and goodwill) and total revenues of $30.3 million as of and for the fiscal year ended April 1, 2011 that were included in the Company’s consolidated financial statements. DSI had total assets of $8.8 million (excluding allocated intangibles and goodwill) and total revenues of $6.6 million as of and for the fiscal year ended April 1, 2011 that were included in the Company’s consolidated financial statements. Management excluded Linear and DSI from its assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal control over financial reporting for the acquired Linear and DSI businesses within one year from the date of the acquisition.

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

p. 74            Part II → Item 9a.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of April 1, 2011.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended April 1, 2011, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears immediately below.

(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PSS World Medical, Inc.:

We have audited PSS World Medical, Inc. and subsidiaries (the Company) internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PSS World Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PSS World Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PSS World Medical, Inc. acquired Linear Medical Solutions, Inc. (Linear) and Dispensing Solutions Inc. (DSI) during fiscal year 2011, and management excluded from its assessment of the effectiveness of PSS World Medical, Inc.’s internal control over financial reporting as of April 1, 2011 Linear and DSI’s internal control over financial reporting. Linear’s internal control over financial reporting associated with total assets of $15.5 million (excluding allocated intangibles and goodwill) and total revenues of $30.3 million as of and for the fiscal year ended April 1, 2011 were included in the Company’s consolidated financial statements. DSI’s internal control over financial reporting associated with total assets of $8.8 million (excluding allocated intangibles and goodwill) and total revenues of $6.6 million as of and for the fiscal year ended April 1, 2011 were included in the Company’s consolidated financial statements. Our audit of internal control over financial reporting of PSS World Medical, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Linear and DSI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PSS World Medical, Inc. and subsidiaries as of April 1, 2011 and April 2, 2010 and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended April 1, 2011 and the financial statement schedule, and our report dated May 26, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

May 26, 2011

Jacksonville, Florida

Certified Public Accountants

p. 75

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item  9b. Other Information

None.

p. 76

→ Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 regarding the Company’s directors, executive officers and corporate governance is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC under the Exchange Act, relating to the Company’s fiscal year 2011 Annual Meeting of Shareholders under the sections “Corporate Governance” and “Management.”

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

There have been no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company’s last disclosure of such procedures, which appeared in the Company’s definitive 2010 Proxy Statement filed pursuant to Regulation 14A on July 17, 2010.

Item 11. Executive Compensation

The information called for by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2011 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2011 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and director independence

The information called for by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2011 Annual Meeting of Shareholders under the captions “ Related Person Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act, relating to the Company’s fiscal year 2011 Annual Meeting of Shareholders under the caption “Ratification of Independent Registered Public Accounting Firm.”

p. 77

→ Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this report:

(a)(2) The following supplemental schedule is included in this report:

Page
Schedule II--Valuation and Qualifying Accounts for the Years Ended April 1, 2011, April 2, 2010, and March 27, 2009	72

(a)(3) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Restatement of Amended and Restated Articles of Incorporation, dated December 12, 2008(19)

3.2	Amended and Restated Bylaws, dated December 12, 2008(19)

4.1	Registration Rights Agreement, dated as of March 8, 2004, by and among the Company, Goldman, Sachs & Co., Banc of America Securities LLC and Lehman Brothers Inc.(6)

4.2	Indenture, dated as of March 8, 2004, by and between the Company and Wachovia Bank, N.A., as Trustee.(6)

4.3	Form of 2.25% Convertible Senior Note due 2024.(6)

4.4	Indenture related to the 3.125% Convertible Senior Notes due 2014, dated as of August 4, 2008, among PSS World Medical, Inc., as issuer, U.S. Bank National Association, as trustee.(18)

4.5	Form of 3.125% Convertible Senior Note due 2014.(18)

10.1*	Amended and Restated Directors Stock Plan.(4)

10.2*	1994 Employee Stock Purchase Plan.(1)

10.3*	1999 Long-term Incentive Plan (Amended and Restated as of July 25, 2001).(4)

10.4	1999 Broad-Based Employee Stock Plan(4)

10.5*	PSS World Medical, Inc. 2006 Incentive Plan(14)

10.6*	Shareholder Value Plan (Portions omitted pursuant to a request for confidentiality treatment, separately filed with the SEC).(21)

10.7*	Description of Executive Officer Annual Incentive Bonus Program.(13)

10.8*	Conformed Amended and Restated Savings Plan.(23)

10.8a*	March 2011 Amendment to the Conformed Amended and Restated Savings Plan

10.9	Amended and Restated Credit Agreement, dated as of May 20, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger.**(25)

10.9a	Second Amendment to Credit Agreement, dated as of December 16, 2003, by and among the Company, each of the Company’s subsidiaries therein named, the Lenders from time to time party thereto, Bank of America, N.A., as Agent, and Banc of America Securities LLC, as Arranger.(25)

10.9b	Third Amendment to Credit Agreement, dated as of March 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders.(6)

10.9c	Fourth Amendment to Credit Agreement, dated as of June 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders.(8)

10.9d	Fifth Amendment to Credit Agreement, dated as of October 1, 2004, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders.(9)

p. 78

Exhibit Number	Description

10.9e	Sixth Amendment to Credit Agreement, dated as of June 30, 2005, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders.(12)

10.9f	Seventh Amendment to the Credit Agreement, dated as of January 23, 2008, among the Company, each of the Company’s subsidiaries therein named, the Lenders party to the amendment, and Bank of America, N.A., as agent for the Lenders.(17)

10.10*	Employment Agreement, dated as of April 1, 2003, by and between the Company and David M. Bronson.(3)

10.11*	Employment Agreement, dated as of August 16, 2005, by and between the Company and Gary A. Corless.(11)

10.12*	Employment Agreement, dated as of April 1, 2004, by and between the Company and Kevin P. English.(7)

10.13*	Employment Agreement, dated as of January 1, 2002, by and between the Company and Bradley J. Hilton.(10)

10.14*	Employment Agreement, dated as of April 1, 1998, by and between the Company and John F. Sasen, Sr.(2)

10.14a*	Amendment to Employment Agreement, dated as of April 17, 2000, by and between the Company and John F. Sasen, Sr.(2)

10.15*	PSS World Medical, Inc. Amended and Restated Officer Stock Option Grant Program, as amended through July 1, 2004.(9)

10.15a*	PSS World Medical Inc. Amended and Restated Director’s Deferred Compensation Plan, as amended and restated effective January 1, 2009(20)

10.15b*	PSS World Medical Inc. Amended and Restated Officer Deferred Compensation Plan, as amended and restated effective January 1, 2009(20)

10.16*	PSS World Medical, Inc. Amended and Restated ELITe Stock Option Grant Program, as amended through July 1, 2004.(9)

10.16a*	PSS World Medical Inc. Amended and Restated ELITe Deferred Compensation Plan, as amended and restated effective January 1, 2009(20)

10.17*	PSS World Medical, Inc. Leader’s Stock Option Grant Program, as amended through July 1, 2004.(9)

10.17a*	PSS World Medical Inc. Amended and Restated Leader’s Deferral Plan, as amended and restated effective January 1, 2009(20)

10.18*	PSS World Medical, Inc. 2004 Non-Employee Directors’ Compensation Plan.(9)

10.18a*	Amendment No. 1 to the PSS World Medical, Inc. Amended and Restated 2004 Non-Employee Directors’ Compensation Plan, as amended through August 24, 2006.(15)

10.19*	Form of Restricted Stock Award Agreement.(11)

10.20*	Form of Performance-Accelerated Restricted Stock Award Agreement.(16)

10.21*	Form of Performance-Based Restricted Stock Unit Agreement.(16)

10.22*	Form of Non-statutory Stock Option Award.(18)

10.23	Purchase Agreement dated as of July 29, 2008 among PSS World Medical and Goldman, Sachs & Co. (25)

10.24	Convertible Bond Hedge Transaction Confirmation, dated July 29, 2008 between Goldman, Sachs & Co. and PSS World Medical, Inc.(18)

10.25	Issuer Warrant Transaction Confirmation dated July 29, 2008 between Goldman, Sachs & Co. and PSS World Medical, Inc.(18)

10.26*	Amended and Restated Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and David M. Bronson(20)

10.27*	Amended and Restated Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and John F. Sasen Sr.(20)

10.28*	Amended and Restated Employment Agreement related to 409A, dated as of December 29, 2008, by and between the Company and Gary A. Corless(20)

10.29*	Amendment to Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and Kevin P. English(20)

10.30*	Amendment to Employment Agreement related to 409A, dated as of December 30, 2008, by and between the Company and Bradley J. Hilton(20)

10.31*	Form of Performance-Accelerated Restricted Stock Unit Agreement(22)

10.32	Separation Agreement, dated as of February 2, 2010, by and between the Company and David A. Smith(24)

p. 79

Exhibit Number	Description
12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries of PSS World Medical, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement.

**    Certain portions of this Exhibit have been omitted upon a request for confidential treatment pursuant to 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions have been filed separately with the Securities Exchange Commission.

Footnote References

(1)	Incorporated by Reference to the Company’s Registration Statement on Form S-8, Registration No. 33-80657.
(2)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2001.
(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2003.
(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed March 9, 2004.
(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2004.
(8)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004.
(10)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2005.
(11)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed July 7, 2005.
(13)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed August 29, 2006.
(15)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.
(16)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.
(17)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed January 29, 2008.
(18)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed December 17, 2008
(20)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2009.
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended March 27, 2009.
(22)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2009.
(23)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.
(24)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2010.
(25)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2010.

p. 80            Part IV

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on May 26, 2011.

PSS World Medical, Inc.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gary A. Corless Gary A. Corless	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 26, 2011

/s/ Charles E. Adair Charles E. Adair	Director	May 26, 2011

/s/ Alvin R. Carpenter Alvin R. Carpenter	Director	May 26, 2011

/s/ Jeffrey C. Crowe Jeffrey C. Crowe	Director	May 26, 2011

/s/ Steven T. Halverson Steven T. Halverson	Director	May 26, 2011

/s/ Melvin L. Hecktman Melvin L. Hecktman	Director	May 26, 2011

/s/ Delores M. Kesler Delores M. Kesler	Chairman of the Board of Directors	May 26, 2011

/s/ Stephen H. Rogers Stephen H. Rogers	Director	May 26, 2011

/s/ David M. Bronson David M. Bronson	Executive Vice President and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)	May 26, 2011