Form 10-Q
period 2011-07-01
PSS WORLD MEDICAL INC
filed 2011-08-10
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 5, 2011 was 53,312,356 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JULY 1, 2011

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended April 1, 2011, Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•

Management’s expectation that the Company’s business strategies will have a positive impact on future periods, helping to offset the impact of the economic slowdown and potential changes in Medicare reimbursements on the Company’s net sales;

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management has identified important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2011 Form 10-K and this Form 10-Q. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2011 Form 10-K and this Form 10-Q. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2011 AND APRIL 1, 2011

(Dollars in Thousands)

	July 1, 2011	April 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$22,291	$29,348
Accounts receivable, net of allowance for doubtful accounts of $5,013 and $5,809 as of July 1, 2011 and April 1, 2011, respectively	236,967	247,229
Inventories	222,660	213,211
Prepaid expenses	8,355	5,555
Other current assets	51,581	49,263

Total current assets	541,854	544,606
Property and equipment, net of accumulated depreciation of $148,592 and $142,235 as of July 1, 2011 and April 1, 2011, respectively	100,620	102,401
Other Assets:
Goodwill	167,386	167,094
Intangibles, net of accumulated amortization of $21,161 and $19,052 as of July 1, 2011 and April 1, 2011, respectively	40,012	41,879
Other assets	96,828	95,692

Total assets (a)	$946,700	$951,672

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$145,495	$128,057
Accrued expenses	41,556	37,175
Revolving line of credit and current portion of long-term debt	21,074	761
Other current liabilities	20,761	33,211

Total current liabilities	228,886	199,204
Long-term debt, excluding current portion	197,904	195,662
Other noncurrent liabilities	113,406	110,280

Total liabilities (a)	540,196	505,146

Commitments and contingencies (Note 11)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 53,623,356 and 55,465,600 shares issued and outstanding as of July 1, 2011 and April 1, 2011, respectively	528	546
Additional paid in capital	68,763	122,912
Retained earnings	333,657	319,468

Total PSS World Medical, Inc. shareholders’ equity	402,948	442,926
Noncontrolling interest	3,556	3,600

Total equity	406,504	446,526

Total liabilities and equity	$946,700	$951,672

(a)	See Footnote 3, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2011 AND JULY 2, 2010

(In Thousands, Except Per Share Data)

	For the Three Months Ended
	July 1, 2011	July 2, 2010
Net sales	$513,682	$478,856
Cost of goods sold	352,925	331,009

Gross profit	160,757	147,847
General and administrative expenses	98,998	89,986
Selling expenses	35,247	32,610

Income from operations	26,512	25,251

Other (expense) income:
Interest expense	(4,538)	(4,137)
Interest income	74	66
Other income, net	531	543

Other expense	(3,933)	(3,528)

Income before provision for income taxes	22,579	21,723
Provision for income taxes	8,434	7,892

Net income	14,145	13,831
Net (loss) income attributable to noncontrolling interest	(44)	78

Net income attributable to PSS World Medical, Inc.	$14,189	$13,753

Earnings per common share attributable to PSS World Medical, Inc.:
Basic	$0.26	$0.25
Diluted	$0.25	$0.24
Weighted average common shares outstanding:
Basic	54,166	56,093
Diluted	57,388	57,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 1, 2011 AND JULY 2, 2010

(Dollars in Thousands)

	Three Months Ended
	July 1, 2011	July 2, 2010
Cash Flows From Operating Activities:
Net income	$14,145	$13,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,443	5,942
Amortization of debt discount and issuance costs	2,473	2,296
Noncash compensation expense	2,154	2,706
Amortization of intangible assets	2,109	1,444
Provision (benefit) for deferred income taxes	667	(413)
Provision for doubtful accounts	431	194
Provision for deferred compensation	322	422
Loss on sales of property and equipment	2	18
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	10,143	6,358
Inventories	(9,432)	1,441
Prepaid expenses and other current assets	(7,049)	(1,127)
Other assets	(2,085)	(1,929)
Accounts payable	17,385	974
Accrued expenses and other liabilities	(2,874)	(5,248)

Net cash provided by operating activities	34,834	26,909

Cash Flows From Investing Activities:
Capital expenditures	(4,687)	(4,338)
Payments for business acquisitions, net of cash acquired	(223)	(85)
Payment for investment in variable interest entity, net of cash	—	(3,277)
Other	(22)	(308)

Net cash used in investing activities	(4,932)	(8,008)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(57,758)	(13,069)
Proceeds from borrowings on the revolving line of credit	30,183	—
Repayments on the revolving line of credit	(9,683)	—
Excess tax benefits from share-based compensation arrangements	1,200	494
Payment of contingent consideration on business acquisition	(1,000)	—
Proceeds from exercise of stock options	292	253
Payments under capital lease obligations	(193)	(211)
Other	—	(38)

Net cash used in financing activities	(36,959)	(12,571)

Net (decrease) increase in cash and cash equivalents	(7,057)	6,330
Cash and cash equivalents, beginning of period	29,348	52,751

Cash and cash equivalents, end of period	$22,291	$59,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 1, 2011 AND JULY 2, 2010

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries (“the Company”). The Company holds interest in variable interest entities (“VIE”) that are consolidated by the Company. See Footnote 3, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company currently conducts business through two operating segments, the Physician Business and the Extended Care Business, which serve a diverse customer base. During the three months ended July 1, 2011, the Company rebranded its Elder Care Business to the “Extended Care Business” to more appropriately align with its customer base. A third segment, Corporate Shared Services, includes corporate departments which support the operating activities and strategic initiatives of the operating segments, and engage in certain other operating and administrative activities.

The condensed consolidated balance sheet as of April 1, 2011 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 1, 2011. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2012 and 2011 each consist of 52 weeks or 253 selling days, respectively. The three months ended July 1, 2011 and July 2, 2010 each consisted of 64 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP. The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The following areas were impacted by this ASU: (i) application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in shareholders’ equity; and (iii) additional quantitative disclosures regarding unobservable inputs used in Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this update.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that require changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. This ASU removes the current option to report other comprehensive income and its components in the statement of changes in equity. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or the Company’s first quarter of fiscal year 2013. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations as the ASU only impacts the Company’s disclosures.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock, which can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 1, 2011 to July 1, 2011.

(in thousands)	Shares
Shares available for repurchase as of April 1, 2011	3,352
Additional shares authorized for repurchase	2,680
Shares repurchased	(2,061)

Shares available for repurchase as of July 1, 2011	3,971

During the three months ended July 1, 2011, the Company repurchased approximately 2.1 million shares of common stock at an average price of $28.02 per common share for $57,758, which reduced Additional paid in capital on the Unaudited Condensed Consolidated Balance Sheets by approximately $57,738.

2.	PURCHASE BUSINESS COMBINATIONS

During fiscal year 2011, the Physician Business acquired the assets of Linear Medical Solutions, Inc. (“Linear”) and 100% of the outstanding stock of Dispensing Solutions, Inc. (“DSI”), which market a proprietary system for dispensing medications to patients primarily within physician practices.

During the three months ended July 1, 2011, the fair value measurements of assets acquired and liabilities assumed as of the acquisition dates were revised, as the purchase accounting had not been finalized. Assets acquired and liabilties assumed were increased as follows: Linear: Goodwill $61; DSI: Current assets $431; Accrued expenses $646; Goodwill $215. Additionally, the Company paid $1,000 in contingent consideration during the three months ended July 1, 2011 related to the earn-out component of a purchase agreement executed during fiscal year 2010.

As of July 1, 2011, DSI’s purchase accounting for contingencies had not been finalized; currently recorded balances may be adjusted in future periods.

3.	VARIABLE INTEREST ENTITY

On June 25, 2010, the Company entered into an agreement with Pathway Health Services, Inc. (“Pathway”), a consulting services company within the Extended Care market, under which the Company purchased a $3.3 million convertible note issued by Pathway. The note may be converted, at the Company’s discretion, into 73% of Pathway’s common stock. The Company also acquired a call option and issued a put option for Pathway’s common stock, both of which may be exercised if certain sales thresholds are met and time restrictions lapse. Under the agreement, the Company obtained a majority of seats and control of Pathway’s Board of Directors. The convertible note is considered a variable interest and the Company was determined to be the primary beneficiary of Pathway.

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

The Company also holds an additional variable interest in an entity not considered material for disclosure.

4.	EARNINGS PER SHARE

Basic earnings per common share attributable to PSS World Medical, Inc. is computed by dividing Net income attributable to PSS World Medical, Inc. by the weighted average number of the Company’s common shares outstanding during the period. Diluted earnings per common share attributable to PSS World Medical, Inc. is computed by dividing Net income attributable to PSS World Medical, Inc. by the weighted average number of the Company’s common shares and common equivalent shares outstanding during the period adjusted for the potential dilutive effect of stock options and restricted stock using the treasury stock method and the potential dilutive effect of outstanding convertible senior notes. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect.

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended July 1, 2011 and July 2, 2010:

	For the Three Months Ended
(in thousands)	July 1, 2011	July 2, 2010
Denominator-weighted average shares outstanding used in computing basic earnings per common share	54,166	56,093
Assumed conversion of the 2008 Notes	2,620	810
Assumed vesting of restricted stock	513	793
Assumed exercise of stock options	89	228

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	57,388	57,924

The Company included shares underlying its 2008 Notes in its diluted weighted average shares outstanding during the three months ended July 1, 2011. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22.

If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to outstanding warrants, using the treasury stock method, will also be included. Prior to conversion, the purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

5.	ACCRUED EXPENSES

Accrued expenses as of July 1, 2011 and April 1, 2011 were as follows:

	As of
(in thousands)	July 1, 2011	April 1, 2011
Accrued payroll	$16,221	$14,486
Accrued annual incentive compensation	5,194	8,085
Accrued interest	3,037	1,245
Other	17,104	13,359

Accrued expenses	$41,556	$37,175

6.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Fiscal Year 2012 Issuances of Performance-Based Awards

On June 16, 2011, the Company’s Compensation Committee of the Board of Directors (the “Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock units (“PARS Units”) to certain of the Company’s executive officers. These awards were granted under the Company’s 2006 Incentive Plan.

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

Total stock-based compensation expense during the three months ended July 1, 2011 and July 2, 2010 was approximately $1,952 and $2,706, respectively, with related income tax benefits of $742 and $1,029, respectively.

As of July 1, 2011, there was $22,058 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 3.4 years.

Outstanding stock-based awards granted under equity incentive plans as of July 1, 2011 and April 1, 2011 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS
(in thousands)	Units	Units	Shares	Shares	Deferred Units	Shares
Balance, April 1, 2011	479	191	532	298	15	220
Granted	88	88	8	13	—	—
Addition from change in estimate	40	—	—	—	—	—
Vested / Exercised	(162)	—	(81)	(4)	—	(40)
Forfeited	—	—	(8)	—	—	—

Balance, July 1, 2011	445	279	451	307	15	180

Corporate Long-Term Executive Cash-Based Incentive Plans

During the three months ended July 1, 2011, the Compensation Committee approved the 2011 Shareholder Value Plan (“2011 SVP”), a cash based performance award program for certain officers and leaders under the 2006 Incentive Plan. The performance period under the 2011 SVP is the 36-month period from April 1, 2011 to March 28, 2014. The Company had approximately $665 of accrued compensation cost related to the 2011 SVP, recorded in Other noncurrent liabilities as of July 1, 2011.

The Company had approximately $10,697 of accrued compensation cost related to the 2008 Shareholder Value Plan, recorded in Other current liabilities as of April 1, 2011 and paid in June 2011.

7.	DEBT

Outstanding debt consists of the following, in order of priority:

	As of
(in thousands)	July 1, 2011	April 1, 2011
Revolving line of credit	$20,500	$—
2008 Notes	197,891	195,643
Capital lease obligations	587	780

Total debt	218,978	196,423
Less: Current portion of long-term debt	21,074	761

Long-term debt	$197,904	$195,662

Revolving Line of Credit

The Company had $20.5 million in outstanding borrowings under the revolving line of credit (the “RLOC”) as of July 1, 2011. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million through an accordion feature. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow an additional $179.5 million (excluding additional availability of $50.0 million) under the RLOC. The average daily interest rate, excluding debt issuance costs and unused line fees, for the three months ended July 1, 2011 was 2.69%. The Company had no borrowings against the RLOC for the three months ended July 2, 2010.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was not met during the three months ended July 1, 2011; therefore, the notes may not be converted. As of July 1, 2011, the if-converted value exceeded the principal amount of the 2008 Notes by $75,604.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of July 1, 2011 and April 1, 2011 are as follows:

	Liability Component			Equity Component
(in thousands) 2008 Notes	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount Pretax(a)
As of July 1, 2011	$230,000	$(32,109)	$197,891	$55,636
As of April 1, 2011	$230,000	$(34,357)	$195,643	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

8.	FAIR VALUE MEASUREMENTS

The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the estimate amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

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

As of July 1, 2011, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of July 1, 2011, by level within the fair value hierarchy:

(in thousands) July 1, 2011	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$—	$810	$810
Liabilities:
Deferred compensation(b)	$89,262	$—	$89,262
Contingent consideration(c)	—	9,515	9,515

Total liabilities	$89,262	$9,515	$98,777

April 1, 2011	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$—	$845	$845
Liabilities:
Deferred compensation(b)	$84,165	$—	$84,165
Contingent consideration(c)	—	10,155	10,155

Total liabilities	$84,165	$10,155	$94,320

(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated VIE, which is located in Other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 3, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The liabilities are included in Other current liabilities and Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the three months ended July 1, 2011:

(in thousands)	Level 3 Instruments
Assets:
Balance, April 1, 2011	$845
Fair value adjustment included in earnings	(35)

Balance, July 1, 2011	$810

Liabilities:
Balance, April 1, 2011	$10,155
Settlements	(1,000)
Fair value adjustment included in earnings	360

Balance, July 1, 2011	$9,515

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes as of July 1, 2011 and April 1, 2011 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $326,830 and $323,800, respectively.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the three months ended July 1, 2011 and July 2, 2010 are as follows:

	Three Months Ended
(in thousands)	July 1, 2011	July 2, 2010
Cash paid for:
Interest	$151	$133
Income taxes, net	$8,179	$5,814

During the three months ended July 1, 2011 and July 2, 2010, the Company did not have any material non-cash transactions.

10.	SEGMENT INFORMATION

The Company’s reportable segments are strategic businesses that offer products and services to different segments of the healthcare industry, and are the basis on which management regularly evaluates the Company. These segments are managed separately based on the unique product and service offerings required by the markets they serve. The Company evaluates the operating performance of its segments based mainly on net sales and income from operations. Corporate Shared Services allocates a portion of its costs and interest expense to the operating segments. The allocation of shared operating costs is generally proportionate to the revenues of each operating segment. Interest expense is allocated based on an internal carrying value of historical capital used to acquire or develop the operating segments’ operations. The following tables present financial information about the Company’s business segments:

	For the Three Months Ended
(in thousands)	July 1, 2011	July 2, 2010
Net Sales:
Physician Business	$366,308	$327,403
Extended Care Business	146,926	151,202
Corporate Shared Services	448	251

Total net sales	$513,682	$478,856

Income (Loss) from Operations:
Physician Business	$30,247	$27,622
Extended Care Business	7,287	7,929
Corporate Shared Services	(11,022)	(10,300)

Total income from operations	$26,512	$25,251

Income (Loss) Before Provision for Income Taxes:
Physician Business	$29,464	$26,983
Extended Care Business	5,305	5,990
Corporate Shared Services	(12,190)	(11,250)

Total income before provision for income taxes	$22,579	$21,723

	As of
	July 1, 2011	April 1, 2011
Total Assets:
Physician Business	$571,378	$570,278
Extended Care Business	297,206	298,016
Corporate Shared Services	78,116	83,378

Total assets	$946,700	$951,672

11.	COMMITMENTS AND CONTINGENCIES

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

If a supply agreement for Select products between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of July 1, 2011, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

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

The Company’s stated purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems. The Company uses this purpose to guide its business decisions and strategies.

The Company currently conducts business through two operating segments, the Physician Business and the Extended Care Business, which serve a diverse customer base. During the three months ended July 1, 2011, the Company rebranded its Elder Care Business to the “Extended Care Business” to more appropriately align with its customer base. A third reporting segment, Corporate Shared Services, includes costs of corporate departments that provide services to the operating segments. For information on comparative segment net sales, segment profit and loss, and related financial information, refer to Footnote 10, Segment Information, of the consolidated financial statements.

PSSI is a market leader in the two alternate-site customer segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain expertise; unique arrangements with manufacturers; a full line of the Company’s own brand, Select Medical Products and other specialty brand products and services (collectively “Select”); innovative information systems and customer-facing technologies that serve its core markets; and a culture of performance.

EXECUTIVE OVERVIEW

During the first quarter of fiscal year 2012, consolidated net sales increased 7.3% when compared to the same period in the prior year.

Net sales in the Physician Business increased 11.9%, compared to the same period in the prior year. The increase in net sales is attributable to revenue generated from acquisitions, primarily within physician dispensing solutions, as well as organic growth within the pharmaceutical, equipment, and Select product lines.

Net sales in the Extended Care Business decreased 2.8% compared to the first quarter of the prior year. During the second and third quarters of fiscal year 2011, the Extended Care Business lost certain regional customers, which offset growth in Select products.

Consolidated general and administrative expenses increased $9.0 million, or 10.0% compared to the first quarter of the prior year, mainly attributable to additional expenses incurred from acquisitions completed during the prior fiscal year, and investments made to advance the Company’s business plans.

Cash flow provided by operating activities during the three months ended July 1, 2011 grew to $34.8 million. Operating cash flow growth was attributable to growth in net income and a modest reduction in working capital. The Company’s cash flows from operating activities, along with available cash balances and borrowings on its revolving line of credit, funded the repurchase of approximately 2.1 million common shares during the three months ended July 1, 2011.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended
(dollars in millions)	July 1, 2011	July 2, 2010	Percent Change
Physician Business	$366.3	$327.4	11.9%
Extended Care Business	146.9	151.2	(2.8)
Corporate Shared Services	0.5	0.3	78.3

Total Company	$513.7	$478.9	7.3%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period.

	For the Three Months Ended
(dollars in millions)	July 1, 2011	July 2, 2010	Percent Change
Branded(a)	$181.4	$179.2	1.3%
Select products and services(b)	54.6	50.3	8.5
Pharmaceuticals	81.7	72.1	13.3
Equipment(c)	27.1	23.8	14.1
Physician dispensing solutions	19.6	—	—
Other	1.9	2.0	—

Total	$366.3	$327.4	11.9%

Selling days	64	64

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products and services are comprised of the Company’s brand of disposables, lab diagnostics, equipment and laboratory consulting services.
(c)	Equipment from branded manufacturers.

Overall, net sales during the three months ended July 1, 2011 were impacted by additional sales from acquisitions made in the physician dispensing solutions product category during fiscal year 2011 and successful execution of the Company’s REACH initiative resulting in the addition of new accounts during the period.

Net sales of Select products and services increased during the three months ended July 1, 2011 due to continued focus on the expansion of the Select product line, resulting in new customer sales as well as customer conversions from other manufacturer branded products to Select brand products.

Pharmaceutical sales during the three months ended July 1, 2011 increased as a result of an existing manufacturer’s shift from a direct sales structure to a distribution – based structure, as well as additional vaccine sales during the period.

Equipment sales increased 14.1% during the three months ended July 1, 2011 due to increased demand, as prior year sales were negatively impacted by a decrease in discretionary spending and tight credit markets which impacted the ability of physicians to obtain financing.

During fiscal year 2011, the Physician Business made several strategic acquisitions in a new product line, physician dispensing solutions, which contributed approximately $19.6 in net sales during the three months ended July 1, 2011.

Extended Care Business

Management evaluates the Extended Care business by customer category. The following table summarizes the change in net sales by customer category period over period.

	For the Three Months Ended
(dollars in millions)	July 1, 2011	July 2, 2010	Percent Change
Nursing home and assisted living facilities	$86.5	$88.7	(2.5)%
Hospice and home health care agencies	44.3	48.1	(7.8)
Billing services	2.6	3.0	(14.8)
Other	13.5	11.4	18.5

Total	$146.9	$151.2	(2.8)%

Selling days	64	64

Net sales during the three months ended July 1, 2011 compared to the same period in the prior year decreased $4.3 million. Net sales in the nursing home and assisted living facilities and hospice and home health care customer segments were negatively impacted by the loss of regional chain customers during fiscal year 2011, partially offset by continued growth in the segments’ independent customer base.

The Company’s net sales in billing services were negatively impacted by decreased Medicare and Medicaid reimbursements and accounts lost due to competitive bidding.

Net sales growth in the other sales segment for the three months ended July 1, 2011 reflects net sales of $2.7 million attributed to the Company’s non-controlling interest in Pathway, a consulting service provider within the Extended Care market, which was consolidated by the Company as a variable interest entity. See Footnote 3, Variable Interest Entity, for additional information.

Across its Extended Care customer segments, Select product sales increased 9.6% during the three months ended July 1, 2011, when compared to the same period in the prior fiscal year. The increase in Select sales during the three months ended July 1, 2011 was the result of continued focus on the Company’s brands and conversion from branded product sales to the Company’s brands.

GROSS PROFIT

Gross profit dollars for the Physician Business increased $13.3 million and gross margins increased 22 basis points during the three months ended July 1, 2011, when compared to the same period in the prior year. The increase in gross profit and gross margin was a result of growth in the Company’s Select brand of products and additional sales from the Company’s entry into the physician dispensing solutions market, which generally have higher margins than the Company’s existing product offerings.

Gross profit dollars for the Extended Care Business decreased $0.4 million, while gross margins increased 55 basis points during the three months July 1, 2011, when compared to the same period in the prior year. Gross profit dollars were negatively impacted by the reduction in net sales and margin pressures, while increased sales of the Company’s brand of products positively impacted gross margin.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	July 1, 2011		July 2, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business(a)	$57.9	15.8%	$49.8	15.2%	$8.1
Extended Care Business(a)	30.1	20.5	29.9	19.8	0.2
Corporate Shared Services(b)	11.0	2.1	10.3	2.1	0.7

Total Company(b)	$99.0	19.3%	$90.0	18.8%	$9.0

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses increased $8.1 million during the three months ended July 1, 2011, when compared to the same period in the prior fiscal year. This increase was primarily attributable to (i) an increase in payroll and payroll related expenses of $3.6 million as a result of the Linear and DSI acquisitions; (ii) an increase in depreciation and amortization expense of $1.3 million due to the addition of new assets and acquisition intangibles; (iii) an increase in accrued incentive compensation expense of $1.0 million; and (iv) an increase in cost to deliver of $0.9 million due to an increase in variable warehouse expense from the growth in net sales during the period and additional expenses from the Linear and DSI acquisitions.

Extended Care Business

General and administrative expenses remained relatively consistent in the Extended Care Business when compared to the same period in the prior fiscal year.

Corporate Shared Services

General and administrative expenses for the three months ended July 1, 2011 increased $0.7 million when compared to the same period in the prior fiscal year. This increase was largely attributable to (i) an increase in accrued incentive compensation expense of $0.9 million related to the Company’s estimated performance; (ii) an increase in payroll and payroll-related expenses of $0.8 million; and (iii) an increase in medical expense of $0.4 million resulting from an increase in claims. The overall increase in expense was partially offset by decreased stock-based compensation expense of $0.8 million compared to the prior fiscal year.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended
	July 1, 2011		July 2, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business	$30.0	8.2%	$27.4	8.4%	$2.6
Extended Care Business	5.2	3.6	5.2	3.4	—

Total Company	$35.2	6.9%	$32.6	6.8%	$2.6

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross margin. The change in selling expenses for the Physician Business and

Extended Care Business was relatively consistent with the change in gross profit dollars and gross margin during the three months ended July 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	July 1, 2011	July 2, 2010
Days Sales Outstanding:(a)
Physician Business	38.4	38.2
Extended Care Business	47.1	48.3
Days On Hand:(b)
Physician Business	53.6	54.3
Extended Care Business	63.4	56.4
Days in Accounts Payable:(c)
Physician Business	37.4	37.9
Extended Care Business	22.4	22.6

Cash Conversion Days:(d)
Physician Business	54.6	54.7
Extended Care Business	88.0	82.1
Inventory Turnover:(e)
Physician Business	6.7x	6.6x
Extended Care Business	5.7x	6.4x
Return on Committed Capital(f)
Total Company	29.1%	27.4%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income plus (i) provision for income taxes, (ii) amortization, and (iii) interest expense ; less interest income. Committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt.

In addition to cash flow, the Company monitors other components of liquidity and capital structure, including the following:

	As of
(dollars in millions)	July 1, 2011	April 1, 2011
Capital Structure:
Convertible senior notes, net	$197.9	$195.6
Revolving line of credit	20.5	—
Other debt	0.6	0.8
Cash and cash equivalents	(22.3)	(29.3)

Net debt	196.7	167.1
Total equity	406.5	446.5

Total Capital	$603.2	$613.6

Operating Working Capital:
Accounts receivable, net	$237.0	$247.2
Inventories	222.7	213.2
Accounts payable	(145.5)	(128.1)

	$314.2	$332.3

Cash Flows from Operating Activities

Net cash provided by operating activities was $34.8 million and $26.9 million for the three months ended July 1, 2011 and July 2, 2010, respectively.

As of July 1, 2011, the Company has a deferred income tax liability of $17.3 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next two years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.9 million and $8.0 million during the three months ended July 1, 2011 and July 2, 2010, respectively, and included the following:

•

Capital expenditures totaled $4.7 million and $4.3 million during the three months ended July 1, 2011 and July 2, 2010, respectively, of which approximately $3.0 million and $2.7 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and pricing and margin software. Capital expenditures related to distribution center expansions and enhancements were approximately $0.2 million and $0.5 million during the three months ended July 1, 2011 and July 2, 2010, respectively.

•	During the three months ended July 2, 2010, the Company purchased a $3.3 million convertible note issued by Pathway. See Footnote 3, Variable Interest Entity, for additional information.

Cash Flows from Financing Activities

Net cash used in financing activities was $37.0 million and $12.6 million during the three months ended July 1, 2011 and July 2, 2010, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 2.1 million shares of common stock at an average price of $28.02 per common share for approximately $57.8 million, during the three months ended July 1, 2011. The Company repurchased approximately 0.6 million shares of common stock at an average price of 22.87 per common share for approximately $13.1 million, during the three months ended July 2, 2010.

•

The Company borrowed $30.2 million and repaid $9.7 million on its revolving line of credit resulting in an outstanding balance of $20.5 million during the three months ended July 1, 2011; there were no borrowings or repayments during three months ended July 2, 2010.

•

The Company paid $1.0 million in contingent consideration during the three months ended July 1, 2011 related to an earn-out from a prior period acquisition. There were no contingent consideration payments made during the three months ended July 2, 2010.

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

As of July 1, 2011, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future minimum obligation table.

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

Impact on Diluted Weighted Average Shares

In accordance with ASC 260, Earnings Per Share, and the Company’s stated policy of settling the principal amount in cash, the Company was required to include shares underlying the 2008 Notes in its diluted weighted average shares outstanding since the average stock price per share for the period exceeded $21.22 (the conversion price for the senior convertible notes). Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution was included, which was based upon the amount by which the average stock price exceeded the conversion price. The Company has experienced increases in the price of its common stock during the prior and current fiscal year. If the average stock price of the Company’s common stock exceeds $28.29 per share as outlined in the terms of the agreement, it will also include the effect of the additional potential shares that may be issued related to the warrants, which may negatively impact the Company’s diluted weighted average shares and diluted earnings per share.

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of July 1, 2011, the purchased options were “in the money” and would have been convertible into approximately 2.7 million shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. There were no material changes outside the normal course of business from the obligations reported as of April 1, 2011.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates are disclosed in the Annual Report on Form 10-K for the fiscal year ended April 1, 2011 filed on May 26, 2011 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in the Annual Report.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP. The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The following areas were impacted by this ASU: (i) application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in shareholders’ equity; and (iii) additional quantitative disclosures regarding unobservable inputs used in Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s fourth quarter of fiscal year 2012. The Company is currently evaluating the impact of adoption of this update.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that require changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. This ASU removes the current option to report other comprehensive income and its components in the statement of changes in equity. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or the Company’s first quarter of fiscal year 2013. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations as the ASU only impacts the Company’s disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended April 1, 2011 filed on May 26, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended April 1, 2011, filed on May 26, 2011. Such factors could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has potential exposure to risks other than those described in the Company’s Annual Report on Form 10-K. Additional risks and uncertainties not currently known to management, or risks that management currently deem to be immaterial, could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company believes there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report Form 10-K for the fiscal year ended April 1, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under a stock repurchase program authorized by the Company’s Board of Directors. As of April 1, 2011, there were 3.4 million shares available for repurchase under the existing stock repurchase program. On June 16, 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the Company, depending on market conditions and other factors, to repurchase up to a maximum of 5% of its common stock, which was approximately 2.7 million common shares. These shares may be purchased in the open market, in privately negotiated transactions, or otherwise. The share repurchase program does not have an expiration date.

The following table summarizes the Company’s repurchase activity during the three months ended July 1, 2011.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(b)
April 2 - May 1	—	$—	—	3,351,421
May 2 - Jun 1	500,874	29.07	500,874	2,850,547
June 2 - July 1	1,560,446	27.68	1,560,446	3,970,542

Total first quarter	2,061,320	$28.02	2,061,320	3,970,542

(a)	Includes shares repurchased for net share settlement of employee share-based awards.
(b)	Includes additional 2.7 million shares approved by the Company’s Board of Directors on June 16, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1*	Amendment to the Amended and Restated Officer Deferred Compensation Plan.

10.2*	Amendment to the Amended and Restated ELITe Deferred Compensation Plan.

10.3*	Amendment to the Amended and Restated Leader’s Deferred Compensation Plan.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 10, 2011.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)