Form 10-Q
period 2011-09-30
PSS WORLD MEDICAL INC
filed 2011-11-09
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 4, 2011 was 52,716,423 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2011

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

•	Management’s expectation to refinance the revolving line of credit or enter into a new credit facility prior to the September 2012 maturity date.

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND APRIL 1, 2011

(Dollars in Thousands)

	September 30, 2011	April 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34,848	$29,348
Accounts receivable, net of allowance for doubtful accounts of $4,959 and $5,809 as of September 30, 2011 and April 1, 2011, respectively	244,615	247,229
Inventories	229,400	213,211
Prepaid expenses	7,170	5,555
Other current assets	43,432	49,263

Total current assets	559,465	544,606
Property and equipment, net of accumulated depreciation of $155,217 and $142,235 as of September 30, 2011 and April 1, 2011, respectively	100,225	102,401
Other Assets:
Goodwill	173,958	167,094
Intangibles, net of accumulated amortization of $15,890 and $19,052 as of September 30, 2011 and April 1, 2011, respectively	40,330	41,879
Other assets	90,802	95,692

Total assets (a)	$964,780	$951,672

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$151,478	$128,057
Accrued expenses	41,787	37,175
Revolving line of credit and current portion of long-term debt	50,380	761
Other current liabilities	22,418	33,211

Total current liabilities	266,063	199,204
Long-term debt, excluding current portion	200,185	195,662
Other noncurrent liabilities	93,479	110,280

Total liabilities (a)	559,727	505,146

Commitments and contingencies (Note 11)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 52,704,672 and 55,465,600 shares issued and outstanding as of September 30, 2011 and April 1, 2011, respectively	519	546
Additional paid in capital	47,195	122,912
Retained earnings	353,689	319,468

Total PSS World Medical, Inc. shareholders’ equity	401,403	442,926
Noncontrolling interest	3,650	3,600

Total equity	405,053	446,526

Total liabilities and equity	$964,780	$951,672

(a)	See footnote 3, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND OCTOBER 1, 2010

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$521,756	$496,188	$1,035,438	$975,045
Cost of goods sold	354,653	339,063	707,578	670,074

Gross profit	167,103	157,125	327,860	304,971
General and administrative expenses	94,511	87,398	193,510	177,384
Selling expenses	36,326	34,298	71,572	66,908

Income from operations	36,266	35,429	62,778	60,679

Other (expense) income:
Interest expense	(4,668)	(4,226)	(9,207)	(8,363)
Interest income	53	46	127	112
Other income, net	437	412	968	955

Other expense	(4,178)	(3,768)	(8,112)	(7,296)

Income before provision for income taxes	32,088	31,661	54,666	53,383
Provision for income taxes	11,963	12,017	20,396	19,908

Net income	20,125	19,644	34,270	33,475
Net income attributable to noncontrolling interest	94	87	49	165

Net income attributable to PSS World Medical, Inc.	$20,031	$19,557	$34,221	$33,310

Earnings per common share attributable to
PSS World Medical, Inc.:
Basic	$0.38	$0.36	$0.64	$0.60
Diluted	$0.37	$0.35	$0.61	$0.59
Weighted average common shares outstanding:
Basic	52,309	54,985	53,237	55,539
Diluted	53,956	55,887	55,672	56,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND OCTOBER 1, 2010

(Dollars in Thousands)

	Six Months Ended
	September 30, 2011	October 1, 2010
Cash Flows From Operating Activities:
Net income	$34,270	$33,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,084	12,041
Amortization of debt discount and issuance costs	4,993	4,636
Amortization of intangible assets	4,217	2,944
Noncash compensation expense	3,714	5,262
Benefit for deferred income taxes	(2,402)	(2,842)
Provision for doubtful accounts	654	814
Provision for deferred compensation	523	805
(Gain) loss on sales of property and equipment	(3)	19
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	3,388	(3,755)
Inventories	(15,687)	(1,744)
Prepaid expenses and other current assets	(5,192)	(13,812)
Other assets	(5,558)	(4,136)
Accounts payable	23,256	12,543
Accrued expenses and other liabilities	(1,774)	(7,710)

Net cash provided by operating activities	57,483	38,540

Cash Flows From Investing Activities:
Capital expenditures	(10,944)	(7,961)
Payments for business acquisitions, net of cash acquired	(10,299)	(6,453)
Payment for investment in variable interest entity, net of cash	—	(3,277)
Other	(59)	(548)

Net cash used in investing activities	(21,302)	(18,239)

Cash Flows From Financing Activities:
Proceeds from borrowings on the revolving line of credit	131,583	17,150
Repayments on the revolving line of credit	(81,583)	(17,150)
Purchase and retirement of common stock	(80,905)	(51,727)
Excess tax benefits from share-based compensation arrangements	1,269	1,102
Payment of contingent consideration on business acquisition	(1,000)	—
Payments under capital lease obligations	(382)	(425)
Proceeds from exercise of stock options	337	874
Other	—	73

Net cash used in financing activities	(30,681)	(50,103)

Net increase (decrease) in cash and cash equivalents	5,500	(29,802)
Cash and cash equivalents, beginning of period	29,348	52,751

Cash and cash equivalents, end of period	$34,848	$22,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 and OCTOBER 1, 2010

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries (“the Company”). The Company holds interests in variable interest entities (“VIE”) that are consolidated by the Company. See Footnote 3, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company currently conducts business through two operating segments, the Physician Business and the Extended Care Business, which serve a diverse customer base. During the six months ended September 30, 2011, the Company rebranded its Elder Care Business to the “Extended Care Business” to more appropriately align with its customer base. A third segment, Corporate Shared Services, includes corporate departments which support the operating activities and strategic initiatives of the operating segments, and engage in certain other operating and administrative activities.

The condensed consolidated balance sheet as of April 1, 2011 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 1, 2011. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2012 and 2011 each consist of 52 weeks or 253 selling days, respectively. The three and six months ended September 30, 2011 and October 1, 2010 each consisted of 63 and 127 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP. The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The following areas were impacted by this ASU: (i) application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in shareholders’ equity; and (iii) additional quantitative disclosures regarding unobservable inputs used in Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s fourth quarter of fiscal year 2012. The Company has evaluated this standard and determined that, other than requiring additional disclosures, it will not have a material impact on the Company’s statements of financial condition or results of operations.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that require changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. This ASU removes the current option to report other comprehensive income and its components in the statement of changes in equity. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or the Company’s fiscal year 2013. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations as the ASU only impacts the Company’s disclosures.

In September 2011, the FASB issued amended guidance to simplify how entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure requirements were included with this update, including an explanation of qualitative factors used in the goodwill analysis. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or the Company’s fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock, which can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 1, 2011 to September 30, 2011.

(in thousands)	Shares
Shares available for repurchase as of April 1, 2011	3,352
Additional shares authorized for repurchase	2,680
Shares repurchased	(3,072)

Shares available for repurchase as of September 30, 2011	2,960

During the six months ended September 30, 2011, the Company repurchased approximately 3.1 million shares of common stock at an average price of $26.34 per common share for $80,905, which reduced Additional paid in capital on the Unaudited Condensed Consolidated Balance Sheets by approximately $80,874.

2.	PURCHASE BUSINESS COMBINATIONS

During fiscal year 2011, the Physician Business acquired the assets of Linear Medical Solutions, Inc. (“Linear”) and 100% of the outstanding stock of Dispensing Solutions, Inc. (“DSI”), which market proprietary systems for dispensing medications to patients primarily within physician practices. During the six months ended September 30, 2011, the fair value measurements of assets acquired and liabilities assumed as of the acquisition dates were revised, as the purchase accounting had not been finalized.

Linear’s assets acquired and liabilities assumed were adjusted with a $61 increase to goodwill. The fair value of contingent consideration was decreased by $594 based on the amount paid subsequent to September 30, 2011, with the change in value reflected within General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. Subsequent to September 30, 2011, the Company paid $3,000 related to its final payment of contingent consideration.

DSI’s assets acquired and liabilities assumed were adjusted as follows: Current assets increased $431; Goodwill increased $215; and Accrued expenses increased $600. The fair value of contingent consideration was increased by $292 for accretion expense. As of September 30, 2011, DSI’s purchase accounting for contingencies had not been finalized; currently recorded balances may be adjusted in future periods. Subsequent to September 30, 2011, the Company paid $550 related to a working capital adjustment.

During the six months ended September 30, 2011, the Company made cash payments of $10,192 related to other acquisitions, which were deemed immaterial for additional disclosure individually or in the aggregate. Additionally, the Company increased the fair value of contingent consideration by $130 and subsequently paid $1,000 during the six months ended September 30, 2011 related to the contingent consideration component of a purchase agreement executed during fiscal year 2010.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended September 30, 2011 and October 1, 2010:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Denominator-weighted average shares outstanding used in computing basic earnings per common share	52,309	54,985	53,237	55,539
Assumed conversion of the 2008 Notes	1,177	—	1,898	405
Assumed vesting of restricted stock	400	723	457	758
Assumed exercise of stock options (a)	70	179	80	203

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	53,956	55,887	55,672	56,905

(a)	There were no anti-dilutive options outstanding as of September 30, 2011 and October 1, 2010.

The Company included shares underlying its 2008 Notes in its diluted weighted average shares outstanding during the three and six months ended September 30, 2011. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22.

If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to outstanding warrants, using the treasury stock method, will also be included. Prior to conversion, the purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

5.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2011 and April 1, 2011 were as follows:

	As of
(in thousands)	September 30, 2011	April 1, 2011
Accrued payroll	$15,138	$14,486
Accrued annual incentive compensation	5,489	8,085
Accrued interest	1,309	1,245
Other (a)	19,851	13,359

Accrued expenses	$41,787	$37,175

(a)	Amounts within the “Other” category of total accrued expenses were not considered individually significant as of September 30, 2011 and April 1, 2011.

6.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Fiscal Year 2012 Issuances of Performance-Based Awards

On June 16, 2011, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”), approved awards of performance-based restricted stock units (“Performance Shares”) and performance-accelerated restricted stock units (“PARS Units”) to certain of the Company’s executive officers. These awards were granted under the Company’s 2006 Incentive Plan.

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

Total stock-based compensation expense during the three months ended September 30, 2011 and October 1, 2010 was approximately $1,456 and $2,556, respectively, with related income tax benefits of $553 and $972, respectively. Total stock-based compensation expense during the six months ended September 30, 2011 and October 1, 2010 was approximately $3,408 and $5,262, respectively, with related income tax benefits of $1,295 and $2,001, respectively.

As of September 30, 2011, there was $22,198 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 3.4 years.

Outstanding stock-based awards granted under equity incentive plans as of September 30, 2011 and April 1, 2011 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS
(in thousands)	Units	Units	Shares	Shares	Deferred Units	Shares
Balance, April 1, 2011	479	191	532	298	15	220
Granted	88	88	38	72	—	—
Reduction from change in estimate	(40)	—	—	—	—	—
Vested / Exercised	(162)	—	(81)	(43)	—	(45)
Forfeited	—	—	(8)	(3)	—	—

Balance, September 30, 2011	365	279	481	324	15	175

Corporate Long-Term Executive Cash-Based Incentive Plans

During the six months ended September 30, 2011, the Compensation Committee approved the 2011 Shareholder Value Plan (“2011 SVP”), a cash based performance award program for certain officers and management under the 2006 Incentive Plan. The performance period under the 2011 SVP is the 36-month period from April 1, 2011 to March 28, 2014. The Company has approximately $620 of accrued compensation cost related to the 2011 SVP, recorded in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011.

The Company had approximately $10,697 of accrued compensation cost related to the 2008 Shareholder Value Plan, recorded in Other current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets as of April 1, 2011, which was paid in June 2011.

7.	DEBT

Outstanding debt consists of the following, in order of priority:

	As of
(in thousands)	September 30, 2011	April 1, 2011
Revolving line of credit	$50,000	$—
2008 Notes	200,185	195,643
Capital lease obligations	380	780

Total debt	250,565	196,423
Less: Current portion of long-term debt	50,380	761

Long-term debt	$200,185	$195,662

Revolving Line of Credit

The Company had $50.0 million in outstanding borrowings under the revolving line of credit (the “RLOC”) as of September 30, 2011. The Credit Agreement permits maximum borrowings of up to $200.0 million, which may be increased to $250.0 million through an accordion feature. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow an additional $150.0 million (excluding additional availability of $50.0 million) under the RLOC. The average daily interest rate, excluding debt issuance costs and unused line fees, for the six months ended September 30, 2011 was 2.0%. For the six months ended October 1, 2010, there were no outstanding borrowings on the RLOC.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was not met during the three months ended September 30, 2011; therefore, the notes may not be converted. As of September 30, 2011, the if-converted value did not exceed the principal amount of the 2008 Notes.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of September 30, 2011 and April 1, 2011 are as follows:

	Liability Component			Equity Component
(in thousands) 2008 Notes	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount Pretax(a)
As of September 30, 2011	$230,000	$(29,815)	$200,185	$55,636
As of April 1, 2011	$230,000	$(34,357)	$195,643	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

8.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2011, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2011, by level within the fair value hierarchy:

(in thousands) September 30, 2011	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$—	$775	$775
Liabilities:
Deferred compensation(b)	$86,476	$—	$86,476
Contingent consideration(c)	—	8,983	8,983

Total liabilities	$86,476	$8,983	$95,459

April 1, 2011	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note(a)	$—	$845	$845
Liabilities:
Deferred compensation(b)	$84,165	$—	$84,165
Contingent consideration(c)	—	10,155	10,155

Total liabilities	$84,165	$10,155	$94,320

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
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The liabilities are included in Other current liabilities and Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the six months ended September 30, 2011:

(in thousands)	Level 3 Instruments
Assets:
Balance as of April 1, 2011	$845
Fair value adjustment included in earnings	(70)

Balance as of September 30, 2011	$775

Liabilities:
Balance as of April 1, 2011	$10,155
Settlements	(1,000)
Fair value adjustment included in earnings	(172)

Balance as of September 30, 2011	$8,983

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes as of September 30, 2011 and April 1, 2011 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $268,709 and $323,800, respectively.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the six months ended September 30, 2011 and October 1, 2010 are as follows:

	Six Months Ended
(in thousands)	September 30, 2011	October 1, 2010
Cash paid for:
Interest	$3,988	$3,891
Income taxes, net	$21,364	$25,017

During the six months ended September 30, 2011 and October 1, 2010, the Company did not have any material non-cash transactions.

10.	SEGMENT INFORMATION

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

	For the Three Months Ended		For the Six Months Ended
(in thousands)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net Sales:
Physician Business	$376,870	$343,403	$743,179	$670,806
Extended Care Business	144,237	152,173	291,163	303,376
Corporate Shared Services	649	612	1,096	863

Total net sales	$521,756	$496,188	$1,035,438	$975,045

Income (Loss) from Operations:
Physician Business	$38,933	$37,130	$69,180	$64,753
Extended Care Business	7,331	8,759	14,618	16,688
Corporate Shared Services	(9,998)	(10,460)	(21,020)	(20,762)

Total income from operations	$36,266	$35,429	$62,778	$60,679

Income (Loss) Before Provision for Income Taxes:
Physician Business	$38,108	$36,399	$67,572	$63,382
Extended Care Business	5,355	6,736	10,660	12,725
Corporate Shared Services	(11,375)	(11,474)	(23,566)	(22,724)

Total income before provision for income taxes	$32,088	$31,661	$54,666	$53,383

	$000,000	$000,000
	As of
	September 30, 2011	April 1, 2011
Total Assets:
Physician Business	$589,700	$570,278
Extended Care Business	296,249	298,016
Corporate Shared Services	78,831	83,378

Total assets	$964,780	$951,672

11.	COMMITMENTS AND CONTINGENCIES

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

If a supply agreement for Select products between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of September 30, 2011, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies Select products to the Company.

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

The Company currently conducts business through two operating segments, the Physician Business and the Extended Care Business, which serve a diverse customer base. During the six months ended September 30, 2011, the Company changed the description of its Elder Care Business to the “Extended Care Business” to more appropriately align with its customer base. A third reporting segment, Corporate Shared Services, includes costs of corporate departments that provide services to the operating segments. For information on comparative segment net sales, segment profit and loss, and related financial information, refer to Footnote 10, Segment Information, of the consolidated financial statements.

PSSI is a market leader in the two alternate-site customer segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain expertise; unique arrangements with manufacturers; a full line of the Company’s store brands, Select Medical Products and other specialty brand products and services (collectively “Select”); innovative information systems and customer-facing technologies that serve its core markets; and a culture of performance.

EXECUTIVE OVERVIEW

During the second quarter of fiscal year 2012, consolidated net sales increased 5.2% when compared to the same period in the prior fiscal year.

Net sales in the Physician Business increased 9.7%, compared to the same period in the prior year. The increase in net sales is attributable to revenue generated from acquisitions, primarily within the physician dispensing solutions product line, as well as organic growth within the pharmaceutical, equipment, and Select product lines.

Net sales in the Extended Care Business decreased 5.2% compared to the second quarter of the prior fiscal year. The decrease is attributable to the loss of certain regional customers, mainly during the prior year, which has adversely impacted Extended Care Business’ sales, offset by growth in the sales of Select.

Consolidated general and administrative expenses increased $7.1 million, or 8.1% compared to the second quarter of the prior fiscal year, mainly attributable to additional expenses incurred from acquisitions completed during the third and fourth quarters of the prior fiscal year, and investments made to advance the Company’s business plans.

Cash flow provided by operating activities during the three and six months ended September 30, 2011 grew to $22.6 million and $57.5 million, respectively. Operating cash flow growth was attributable to growth in net income, offset by an increase in operating working capital of approximately $7.1 million for the six months ended September 30, 2011. The Company’s cash flows from operating activities, along with available cash balances and borrowings on its revolving line of credit, funded the repurchase of approximately 1.0 million and 3.1 million common shares during the three and six months ended September 30, 2011, respectively.

NET SALES

The following table summarizes net sales period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 30, 2011	October 1, 2010	Percent Change	September 30, 2011	October 1, 2010	Percent Change
Physician Business	$376.9	$343.4	9.7%	$743.2	$670.8	10.8%
Extended Care Business	144.2	152.2	(5.2)	291.2	303.4	(4.0)
Corporate Shared Services	0.7	0.6	5.9	1.0	0.8	27.0

Total Company	$521.8	$496.2	5.2%	$1,035.4	$975.0	6.2%

Physician Business

Management evaluates the Physician Business by product line. The following table summarizes the growth rate by product line period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 30, 2011	October 1, 2010	Percent Change	September 30, 2011	October 1, 2010	Percent Change
Branded(a)	$184.1	$183.2	0.5%	$365.6	$362.4	0.9%
Select products and services(b)	57.4	51.4	11.7	112.0	101.8	10.1
Pharmaceuticals	83.1	78.9	5.4	164.9	151.0	9.2
Equipment(c)	30.7	28.7	6.8	57.8	52.5	10.1
Physician dispensing solutions	19.4	—	—	39.0	—	—
Other	2.2	1.2	80.6	3.9	3.1	23.3

Total	$376.9	$343.4	9.7%	$743.2	$670.8	10.8%

Selling days	63	63		127	127

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Select products and services are comprised of the Company’s brand of disposables, lab diagnostics, equipment and laboratory consulting services.
(c)	Equipment from branded manufacturers.

Overall, net sales during the three and six months ended September 30, 2011 were impacted by additional sales from acquisitions made in the physician dispensing solutions product line and continued success with the Company’s REACH initiative resulting in the addition of new accounts during the period.

Net sales of Select products and services increased during the three and six months ended September 30, 2011 due to continued focus on the expansion of the Select product line, resulting in new customer sales as well as customer conversions from branded products to Select brand products.

Pharmaceutical sales during the three and six months ended September 30, 2011 increased as a result of an existing manufacturer’s shift from a direct sales structure to a distribution-based structure, partially offset by a decrease in flu vaccine sales compared to prior year.

Equipment sales increased during the three and six months ended September 30, 2011 due to increased demand, as prior fiscal year sales were negatively impacted by a decrease in discretionary spending and tight credit markets which impacted the ability of physicians to obtain financing.

During fiscal years 2011 and 2012, the Physician Business made several strategic acquisitions of companies in the physician pharmaceutical dispensing category, establishing a new product line, physician dispensing solutions, which contributed approximately $19.4 and $39.0 million in net sales during the three and six months ended September 30, 2011, respectively.

Extended Care Business

Management evaluates the Extended Care Business by customer category. The following table summarizes the change in net sales by customer category period over period.

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 30, 2011	October 1, 2010	Percent Change	September 30, 2011	October 1, 2010	Percent Change
Nursing home and assisted living facilities	$83.5	$86.9	(3.9)%	$170.0	$175.6	(3.2)%
Hospice and home health care agencies	44.9	48.2	(6.9)	89.2	96.3	(7.3)
Billing services	2.4	3.2	(22.7)	5.0	6.2	(18.8)
Other	13.4	13.9	(3.9)	27.0	25.3	6.2

Total	$144.2	$152.2	(5.2)%	$291.2	$303.4	(4.0)%

Selling days	63	63		127	127

Net sales during the three and six months ended September 30, 2011 compared to the same periods in the prior fiscal year decreased $8.0 million and $12.2 million, respectively. Net sales in the nursing home and assisted living facilities and hospice and home health care customer segments were negatively impacted by the loss of regional chain customers during fiscal year 2011.

The Company’s net sales in billing services were negatively impacted by contractual billing adjustments related to Medicare and Medicaid billings and accounts lost due to competitive bidding, which negatively impacted sales.

The net sales decline in the other sales segment for the three months ended September 30, 2011 reflects a decline in net sales of $0.2 million attributed to the Company’s non-controlling interest in Pathway, a consulting service provider within the Extended Care market, which was consolidated by the Company as a variable interest entity. Net sales growth in the other sales segment for the six months ended September 30, 2011 reflects an increase in net sales of $2.2 million attributed to Pathway. See Footnote 3, Variable Interest Entity, for additional information.

Across its Extended Care customer segments, Select product sales increased 8.3% and 8.9% during the three and six months ended September 30, 2011, when compared to the same period in the prior fiscal year. The increase in Select sales during the six months ended September 30, 2011 was the result of continued focus on the Company’s brands and conversion from branded product sales to the Company’s brands.

GROSS PROFIT

Gross profit dollars for the Physician Business increased $12.1 million and gross margins increased 28 basis points during the three months ended September 30, 2011, when compared to the same period in the prior fiscal year. Gross profit dollars increased $25.3 million and gross margins increased 25 basis points during the six months ended September 30, 2011, when compared to the same period in the prior fiscal year. The increase in gross profit and gross margin was a result of growth in the Company’s Select brand of products and sales from the Company’s entry into the physician dispensing solutions market, which generally have higher margins than the Company’s existing product offerings. The increase in gross profit and gross margin was partially offset by an increase in the allowance for excess or slow-moving inventory of $0.9 million during the three and six months ended September 30, 2011.

Gross profit dollars for the Extended Care Business decreased $2.1 million, while gross margins increased 17 basis points during the three months ended September 30, 2011, when compared to the same period in the prior fiscal year. Gross profit dollars decreased $2.5 million, while gross margins increased 36 basis points during the six months ended September 30, 2011, when compared to the same period in the prior fiscal year. Gross profit dollars were negatively impacted by the reduction in net sales and margin pressures, while increased sales of Select products positively impacted gross margin.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	September 30, 2011		October 1, 2010			September 30, 2011		October 1, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business(a)	$54.7	14.5%	$46.8	13.6%	$7.9	$112.6	15.1%	$96.6	14.4%	$16.0
Extended Care Business(a)	29.9	20.7	30.1	19.8	(0.2)	60.0	20.6	60.1	19.8	(0.1)
Corporate Shared Services(b)	9.9	1.9	10.5	2.1	(0.6)	20.9	2.0	20.7	2.1	0.2

Total Company(b)	$94.5	18.1%	$87.4	17.6%	$7.1	$193.5	18.7%	$177.4	18.2%	$16.1

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses increased $7.9 million during the three months ended September 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $3.6 million as a result of the Linear and DSI acquisitions; (ii) an increase in depreciation and amortization expense of $1.3 million due to the addition of new assets and acquisition intangibles; and (iii) an increase in cost to deliver of $0.5 million due to an increase in variable warehouse expense from the growth in net sales during the period and additional expenses from the Linear and DSI acquisitions.

General and administrative expenses increased $16.0 million during the six months ended September 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $7.2 million, which was primarily the result of the Linear and DSI acquisitions; (ii) an increase in depreciation and amortization expense of $2.5 million due to the addition of new assets and acquisition intangibles; (iii) an increase in cost to deliver of $1.2 million due to an increase in variable warehouse expense from the growth in net sales during the period and additional expenses from the Linear and DSI acquisitions; and (iv) an increase in accrued incentive compensation expense of $1.1 million.

Extended Care Business

General and administrative expenses decreased $0.2 million during the three months ended September 30, 2011, when compared to the same period in the prior fiscal year. The decrease was attributable to a decrease in incentive compensation expense of $0.4 million related to payout estimates based on performance, partially offset by an increase in payroll and payroll-related expenses of $0.2 million attributable to the Company’s noncontrolling interest in Pathway.

General and administrative expenses decreased $0.1 million during the six months ended September 30, 2011, when compared to the same period in the prior fiscal year. The decrease was attributable to a decrease in incentive compensation expense of $0.9 million related to payout estimates based on performance, offset by an increase in payroll and payroll-related expenses of $0.9 million mainly attributable to the timing of the Company’s consolidation of Pathway.

Corporate Shared Services

General and administrative expenses decreased $0.6 million during the three months ended September 30, 2011, when compared to the same period in the prior fiscal year. This decrease was attributable to a decrease in accrued incentive and stock-based compensation expense of $3.3 million related to payout estimates based on performance partially offset by an increase in payroll and payroll-related expenses of $1.7 million, when compared to the prior fiscal year.

General and administrative expenses increased $0.2 million during the six months ended September 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $2.7 million; and (ii) an increase in consulting fees of $1.2 million. The overall increase in expense was partially offset by a decrease in accrued incentive and stock-based compensation expense of $3.6 million related to payout estimates based on performance.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period.

	For the Three Months Ended					For the Six Months Ended
	September 30, 2011		October 1, 2010			September 30, 2011		October 1, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$31.4	8.3%	$29.0	8.5%	$2.4	$61.4	8.3%	$56.5	8.4%	$4.9
Extended Care Business	4.9	3.4	5.3	3.4	(0.4)	10.2	3.5	10.4	3.4	(0.2)

Total Company	$36.3	7.0%	$34.3	6.9%	$2.0	$71.6	6.9%	$66.9	6.9%	$4.7

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross margin. The change in selling expenses for the Physician Business and Extended Care Business was relatively consistent with the change in gross profit dollars and gross margin during the three and six months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	September 30, 2011	October 1, 2010
Days Sales Outstanding:(a)
Physician Business	39.1	40.1
Extended Care Business	46.4	48.7
Days On Hand:(b)
Physician Business	53.2	57.6
Extended Care Business	64.7	59.9
Days in Accounts Payable:(c)
Physician Business	37.6	39.9
Extended Care Business	23.5	23.2
Cash Conversion Days:(d)
Physician Business	54.7	57.8
Extended Care Business	87.6	85.4
Inventory Turnover:(e)
Physician Business	6.8x	6.2x
Extended Care Business	5.6x	6.0x
Return on Committed Capital(f)
Total Company	38.7%	36.7%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income plus (i) provision for income taxes, (ii) amortization, and (iii) interest expense; less interest income for the current quarterly period. Average committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt, for the current and previous quarterly periods, divided by two.

In addition to cash flow, the Company monitors other components of liquidity and capital structure, including the following:

	As of
(dollars in millions)	September 30, 2011	April 1, 2011
Capital Structure:
Convertible senior notes, net	$200.2	$195.6
Revolving line of credit	50.0	—
Other debt	0.3	0.8
Cash and cash equivalents	(34.8)	(29.3)

Net debt	215.7	167.1
Total equity	405.1	446.5

Total Capital	$620.8	$613.6

Operating Working Capital:
Accounts receivable, net	$244.6	$247.2
Inventories	229.4	213.2
Accounts payable	(151.5)	(128.1)

	$322.5	$332.3

Cash Flows from Operating Activities

Net cash provided by operating activities was $57.5 million and $38.5 million for the six months ended September 30, 2011 and October 1, 2010, respectively.

As of September 30, 2011, the Company has a deferred income tax liability of $17.3 million (tax effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next two years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $21.3 million and $18.2 million during the six months ended September 30, 2011 and October 1, 2010, respectively, and included the following:

•

Capital expenditures totaled $10.9 million and $8.0 million during the six months ended September 30, 2011 and October 1, 2010, respectively, of which approximately $8.1 million and $5.0 million, respectively, related to development and enhancement of the Company’s ERP system, electronic commerce platforms, and pricing and margin software. Capital expenditures related to distribution center expansions and enhancements were approximately $0.6 million and $1.3 million during the six months ended September 30, 2011 and October 1, 2010, respectively.

•

Payments for business acquisitions, net of cash acquired, were $10.3 million and $6.5 million during the six months ended September 30, 2011 and October 1, 2010, respectively. See Footnote 2, Purchase Business Combinations, for additional information.

•	During the six months ended October 1, 2010, the Company purchased a $3.3 million convertible note issued by Pathway. See Footnote 3, Variable Interest Entity, for additional information.

Cash Flows from Financing Activities

Net cash used in financing activities was $30.7 million and $50.1 million during the six months ended September 30, 2011 and October 1, 2010, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 3.1 million shares of common stock at an average price of $26.34 per common share for approximately $80.9 million, during the six months ended September 30, 2011. The Company repurchased approximately 2.6 million shares of common stock at an average price of $19.95 per common share for approximately $51.7 million, during the six months ended October 1, 2010.

•

The Company borrowed $131.6 million and repaid $81.6 million on its revolving line of credit resulting in an outstanding balance of $50.0 million during the six months ended September 30, 2011. The Company borrowed and repaid $17.2 million on its revolving line of credit during six months ended October 1, 2010.

•

The Company paid $1.0 million in contingent consideration during the six months ended September 30, 2011 related to an earn-out from a prior period acquisition. There were no contingent consideration payments made during the six months ended October 1, 2010.

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

The Company finances its business through cash generated from operations, the proceeds from the 2008 Notes offering and borrowings under the $200.0 million revolving line of credit. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services and its access to those products and services from suppliers. The Company’s capital structure provides the financial resources to support the Company’s core business strategies of customer service and revenue growth. The revolving line of credit, which is an asset-based agreement, is primarily collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of its capital are internal growth, acquisitions, and the repurchase of its common stock.

The Company currently expects to refinance the revolving line of credit or enter into a new credit facility prior to the September 2012 maturity date. However, there can be no assurance that the financial terms or covenants of any refinanced or new facility will be the same or as favorable as those under the existing revolving line of credit. See Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011 – “Risk Factors – The Company’s indebtedness may limit its ability to obtain additional financing in the future and may limit its flexibility to react to industry or economic conditions.”

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, capital markets, and/or other financing arrangements.

As of September 30, 2011, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future contractual obligations table included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

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

The combination of the purchased options and warrants will generally have the effect of increasing the conversion price of the 2008 Notes to approximately $28.29 per share, representing a 68.5% premium based on the closing sale price of the Company’s common stock of $16.79 per share on August 4, 2008.

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

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of September 30, 2011, the purchased options were “out of the money” and not convertible into shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP. The amendments in this update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The following areas were impacted by this ASU: (i) application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in shareholders’ equity; and (iii) additional quantitative disclosures regarding unobservable inputs used in Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s fourth quarter of fiscal year 2012. The Company has evaluated this standard and determined that, other than requiring additional disclosures, it will not have a material impact on the Company’s statements of financial condition or results of operations.

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

In September 2011, the FASB issued amended guidance to simplify how entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure requirements were included with this update, including an explanation of qualitative factors used in the goodwill analysis. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or the Company’s first quarter of fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011, filed on May 26, 2011. Such factors could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has potential exposure to risks other than those described in the Company’s Annual Report on Form 10-K. Additional risks and uncertainties not currently known to management, or risks that management currently deem to be immaterial, could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company believes there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

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

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs(b)
July 1 - July 30	—	$—	—	3,970,542
July 31 - August 30	1,006,452	22.90	1,006,452	2,964,090
August 31 - September 30	4,319	21.98	4,319	2,959,771

Total second quarter	1,010,771	$22.90	1,010,771	2,959,771

(a)	Includes shares repurchased for net share settlement of employee share-based awards.
(b)	Includes additional 2.7 million shares approved by the Company’s Board of Directors on June 16, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

3.2a	First Amendment to the Amended and Restated Bylaws, dated August 25, 2011.

10.8a*	September 2011 Amendment to the Conformed Amended and Restated Savings Plan.

10.8b*	October 2011 Amendment to the Conformed Amended and Restated Savings Plan.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 9, 2011.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)