Form 10-Q
period 2011-12-30
PSS WORLD MEDICAL INC
filed 2012-02-08
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23832

PSS WORLD MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2280364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4345 Southpoint Blvd. Jacksonville, Florida	32216
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 3, 2012 was 51,280,323 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 30, 2011

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “assumes,” “should,” “indicates,” “projects,” “targets” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s belief that it may seek to issue additional equity or debt to meet its future liquidity requirements;

•

Management’s expectation that cash flows from operations, in conjunction with borrowings under the revolving line of credit, capital markets, and/or other financing arrangements will fund future working capital needs, capital expenditures, and the overall growth in the business;

•	Management’s expectation that the reorganization of the Company’s global sourcing subsidiaries will have a sustained positive impact on the Company’s effective tax rate;

•	Management’s estimation and expectation of future payouts of long-term incentive compensation; and

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2011 AND APRIL 1, 2011

(Dollars in Thousands)

	December 30, 2011	April 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$32,438	$29,348
Accounts receivable, net of allowance for doubtful accounts of $5,693 and $5,809 as of December 30, 2011 and April 1, 2011, respectively	249,597	247,229
Inventories	260,368	213,211
Prepaid expenses	6,619	5,555
Other current assets	52,367	49,263

Total current assets	601,389	544,606
Property and equipment, net of accumulated depreciation of $161,785 and $142,235 as of December 30, 2011 and April 1, 2011, respectively	101,687	102,401
Other Assets:
Goodwill	188,905	167,094
Intangibles, net of accumulated amortization of $18,096 and $19,052 as of December 30, 2011 and April 1, 2011, respectively	45,967	41,879
Other assets	101,499	95,692

Total assets (a)	$1,039,447	$951,672

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$160,505	$128,057
Accrued expenses	45,250	37,175
Current portion of long-term debt	192	761
Other current liabilities	17,978	33,211

Total current liabilities	223,925	199,204
Revolving line of credit and long-term debt, excluding current portion	318,882	195,662
Other noncurrent liabilities	103,822	110,280

Total liabilities (a)	646,629	505,146

Commitments and contingencies (Note 12)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 51,221,354 and 55,465,600 shares issued and outstanding as of December 30, 2011 and April 1, 2011, respectively	504	546
Additional paid in capital	14,845	122,912
Retained earnings	373,821	319,468

Total PSS World Medical, Inc. shareholders’ equity	389,170	442,926
Noncontrolling interest	3,648	3,600

Total equity	392,818	446,526

Total liabilities and equity	$1,039,447	$951,672

(a)	See Footnote 3, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 30, 2011 AND DECEMBER 31, 2010

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Net sales	$527,695	$510,087	$1,563,133	$1,485,131
Cost of goods sold	357,200	352,192	1,064,776	1,022,265

Gross profit	170,495	157,895	498,357	462,866

General and administrative expenses	98,815	88,860	292,325	266,244
Selling expenses	36,940	34,329	108,513	101,237

Income from operations	34,740	34,706	97,519	95,385

Other (expense) income:
Interest expense	(4,826)	(4,243)	(14,033)	(12,606)
Interest income	25	33	152	145
Other income, net	593	852	1,561	1,808

Other expense	(4,208)	(3,358)	(12,320)	(10,653)

Income before provision for income taxes	30,532	31,348	85,199	84,732
Provision for income taxes	10,403	11,757	30,798	31,665

Net income	20,129	19,591	54,401	53,067
Net (loss) income attributable to noncontrolling interest	(3)	42	48	208

Net income attributable to PSS World Medical, Inc.	$20,132	$19,549	$54,353	$52,859

Earnings per common share attributable to
PSS World Medical, Inc.:
Basic	$0.39	$0.36	$1.03	$0.96
Diluted	$0.38	$0.35	$1.00	$0.94

Weighted average common shares outstanding:
Basic	51,308	54,357	52,594	55,145
Diluted	52,435	55,567	54,593	56,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2011 AND DECEMBER 31, 2010

(Dollars in Thousands)

	Nine Months Ended
	December 30, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income	$54,401	$53,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,828	18,301
Amortization of debt discount and issuance costs	7,588	7,019
Amortization of intangible assets	6,461	4,528
Noncash compensation expense	5,944	7,259
(Benefit) provision for deferred income taxes	(4,083)	778
Provision for doubtful accounts	1,633	1,748
Provision for deferred compensation	838	1,136
(Gain) loss on sales of property and equipment	(2)	19
Changes in operating assets and liabilities, net of effects from business combinations:
Accounts receivable, net	4,549	(3,039)
Inventories	(44,409)	(17,234)
Prepaid expenses and other current assets	(6,483)	(5,319)
Other assets	(10,180)	(6,339)
Accounts payable	28,065	16,082
Accrued expenses and other liabilities	1,819	(3,585)

Net cash provided by operating activities	65,969	74,421

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(39,635)	(20,248)
Capital expenditures	(17,576)	(13,065)
Payment for investment in variable interest entity, net of cash	—	(3,277)
Other	(220)	(621)

Net cash used in investing activities	(57,431)	(37,211)

Cash Flows From Financing Activities:
Proceeds from borrowings on the revolving line of credit	325,783	17,150
Repayments on the revolving line of credit	(209,533)	(17,150)
Purchase and retirement of common stock	(115,760)	(54,713)
Payment of contingent consideration on business acquisitions	(4,000)	(862)
Payment for debt issue costs	(1,835)	—
Excess tax benefits from share-based compensation arrangements	1,443	2,099
Payments under capital lease obligations	(577)	(590)
Proceeds from exercise of stock options	554	1,137
Other	(1,523)	(120)

Net cash used in financing activities	(5,448)	(53,049)

Net increase (decrease) in cash and cash equivalents	3,090	(15,839)
Cash and cash equivalents, beginning of period	29,348	52,751

Cash and cash equivalents, end of period	$32,438	$36,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2011 AND DECEMBER 31, 2010

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries (the “Company”). The Company holds interests in variable interest entities (“VIE”) that are consolidated by the Company. See Footnote 3, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company currently conducts business through two operating segments, the Physician Business and the Extended Care Business, which serve a diverse customer base. During the nine months ended December 30, 2011, the Company rebranded its Elder Care Business to the “Extended Care Business” to more appropriately align with its customer base. A third segment, Corporate Shared Services, includes functional departments which support the operating activities and strategic initiatives of the operating segments, and engage in other strategic, operating and administrative activities.

The condensed consolidated balance sheet as of April 1, 2011 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended April 1, 2011. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2012 and 2011 each consist of 52 weeks or 253 selling days. The three and nine months ended December 30, 2011 consisted of 62 and 189 selling days, respectively, while the three and nine months ended December 31, 2010 consisted of 61 and 188, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with amendments to achieve common fair value measurement and disclosure requirements in GAAP. The amendments in this update clarified the language used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The following areas were impacted by this ASU: (i) application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in shareholders’ equity; and (iii) additional quantitative disclosures regarding unobservable inputs used in Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s fourth quarter of fiscal year 2012. The Company has evaluated this standard and determined that, other than requiring additional disclosures, it will not have a material impact on the Company’s statements of financial condition or results of operations.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or the Company’s fiscal year 2013. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations.

In September 2011, the FASB issued amended guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure requirements were included with this update, including an explanation of qualitative factors used in the goodwill analysis. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or the Company’s fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock, which can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from April 1, 2011 to December 30, 2011:

(in thousands)	Shares

Shares available for repurchase as of April 1, 2011	3,352

Additional shares authorized for repurchase	2,680

Shares repurchased	(4,575)

Shares available for repurchase as of December 30, 2011	1,457

During the nine months ended December 30, 2011, the Company repurchased approximately 4.6 million shares of common stock at an average price of $25.30 per common share for $115,760, which reduced Additional paid in capital and Common stock on the Unaudited Condensed Consolidated Balance Sheets by approximately $115,715 and $45.

2.	PURCHASE BUSINESS COMBINATIONS

During fiscal year 2011, the Physician Business acquired the assets of Linear Medical Solutions, Inc. (“Linear”) and all of the outstanding stock of Dispensing Solutions, Inc. (“DSI”), which market proprietary systems for dispensing medications to patients primarily within physician practices. During the nine months ended December 30, 2011, the purchase accounting associated with these acquisitions was finalized and the fair value measurements of assets acquired and liabilities assumed as of the acquisition dates were revised.

Opening Balance Sheet Adjustments

The following table summarizes adjustments to estimated fair values of the assets acquired and liabilities assumed as of the date of the Linear and DSI acquisitions:

(in thousands)	Linear			DSI
	Opening Balance Sheet, As Adjusted April 1, 2011	Measurement Period Adjustment	Opening Balance Sheet, As Adjusted December 30, 2011	Opening Balance Sheet, As Adjusted April 1, 2011	Measurement Period Adjustment	Opening Balance Sheet, As Adjusted December 30, 2011
Current assets	$12,711	$—	$12,711	$6,458	$431	$6,889
Goodwill	3,816	61	3,877	26,747	(3,285)	23,462
Intangible assets	4,538	—	4,538	11,070	—	11,070
Non-current assets	1,734	—	1,734	2,090	—	2,090
Accounts payable	(5,068)	—	(5,068)	(2,226)	(50)	(2,276)
Non-current liabilities	—	—	—	(2,639)	—	(2,639)
Contingent consideration	(3,500)	—	(3,500)	(5,500)	—	(5,500)

Net assets acquired	$14,231	$61	$14,292	$36,000	$(2,904)	$33,096

During the nine months ended December 30, 2011, the Company recorded a $3,500 reduction in the purchase price of DSI related to circumstances outstanding at the acquisition date, as well as a working capital adjustment of $596. As of December 30, 2011, the purchase accounting related to DSI and Linear was finalized.

Contingent Consideration

During the nine months ended December 30, 2011, the fair value of contingent consideration associated with the Linear, DSI and other acquisitions was decreased by $594, $42 and $19, respectively, with the change in value reflected as a reduction in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. During the nine months ended December 30, 2011, the Company paid a final contingent consideration payment of $3,000 for Linear and $1,000 for other acquisitions. Subsequent to December 30, 2011, the Company made a final contingent consideration payment related to DSI of $5,500, which was reduced by the purchase price adjustment of $3,500 discussed above.

Other Acquisitions

During the nine months ended December 30, 2011, the Company made cash payments of $38,112 related to other acquisitions not significant for additional disclosure individually or in the aggregate, and cash payments of $866 for holdback payments and working capital adjustments related to prior year acquisitions.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended December 30, 2011 and December 31, 2010:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Denominator-weighted average shares outstanding used in computing basic earnings per common share	51,308	54,357	52,594	55,145
Assumed conversion of the 2008 Notes	648	416	1,482	409
Assumed vesting of restricted stock	419	533	444	685
Assumed exercise of stock options (a)	60	261	73	222

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	52,435	55,567	54,593	56,461

(a)	There were no anti-dilutive options outstanding as of December 30, 2011 and December 31, 2010.

The Company included shares underlying its 2008 Notes in its diluted weighted average shares outstanding during the three and nine months ended December 30, 2011. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22.

If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to outstanding warrants, using the treasury stock method, will also be included. Prior to conversion, certain outstanding purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

5.	ACCRUED EXPENSES

Accrued expenses as of December 30, 2011 and April 1, 2011 were as follows:

	As of
(in thousands)	December 30, 2011	April 1, 2011
Accrued payroll	$16,323	$14,486
Accrued annual incentive compensation	5,617	8,085
Accrued interest	3,270	1,245
Other (a)	20,040	13,359

Accrued expenses	$45,250	$37,175

(a)	Amounts within the “Other” category of total accrued expenses were not considered individually significant as of December 30, 2011 and April 1, 2011.

6.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Total stock-based compensation expense during the three months ended December 30, 2011 and December 31, 2010 was approximately $1,949 and $1,997, respectively, with related income tax benefits of $741 and $760, respectively. Total stock-based compensation expense during the nine months ended December 30, 2011 and December 31, 2010 was approximately $5,357 and $7,259, respectively, with related income tax benefits of $2,036 and $2,761, respectively.

As of December 30, 2011, there was $20,346 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 3.3 years.

Outstanding stock-based awards granted under equity incentive plans as of December 30, 2011 and April 1, 2011 are as follows:

	Performance-Based Awards			Time-Based Awards		Stock Options
	Performance Shares	PARS
(in thousands)	Units	Units	Shares	Shares	Deferred Units	Shares
Balance, April 1, 2011	479	191	532	298	15	220
Granted	88	88	43	72	1	—
Reduction from change in estimate	(40)	—	—	—	—	—
Vested / Exercised	(162)	—	(81)	(55)	—	(73)
Forfeited	—	—	(27)	(3)	—	—

Balance, December 30, 2011	365	279	467	312	16	147

Corporate Long-Term Executive Cash-Based Incentive Plans

During the nine months ended December 30, 2011, the Compensation Committee approved the 2011 Shareholder Value Plan (“2011 SVP”), a cash based performance award program for certain officers and management under the 2006 Incentive Plan. The performance period under the 2011 SVP is the 36-month period from April 1, 2011 to March 28, 2014. The Company has approximately $993 of accrued compensation cost related to the 2011 SVP, recorded in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets as of December 30, 2011.

The Company had approximately $10,697 of accrued compensation cost related to the 2008 Shareholder Value Plan, recorded in Other current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets as of April 1, 2011, which was paid in June 2011.

7.	DEBT

Outstanding debt consists of the following, in order of seniority:

	As of
(in thousands)	December 30, 2011	April 1, 2011
Revolving line of credit	$116,250	$—
2008 Notes	202,526	195,643
Capital lease obligations	298	780

Total debt	319,074	196,423
Less: Current portion of long-term debt	192	761

Long-term debt	$318,882	$195,662

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “RLOC”) under a credit agreement (the “Credit Agreement”). As of April 1, 2011, the Credit Agreement permitted maximum borrowings of up to $200.0 million, with increased borrowing capacity to $250.0 million via an accordion feature. Availability of borrowings (“Availability”) was based on a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements less any outstanding letters of credit. Borrowings under the RLOC bore interest at the bank’s prime rate plus an applicable margin based on a fixed charge coverage ratio, or at LIBOR plus an applicable margin based on a fixed charge coverage ratio. Additionally, the RLOC bore interest at a fixed rate of 0.25% for any unused portion of the facility.

On November 16, 2011, the Company amended and restated the Credit Agreement with the following features and key terms: (i) a five-year term, maturing on November 16, 2016; (ii) a facility size of $300.0 million, with increased borrowing capacity of $100.0 million via an accordion feature; and (iii) conditional covenants based on the Company’s borrowing availability and fixed charge coverage ratio requirements. Availability depends on a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements, and certain other reserves. Borrowings under the RLOC bear interest at the bank’s base rate or at LIBOR plus applicable margins. Additionally, the RLOC incurs fees at a fixed rate of 0.25% for any unused portion of the facility.

Under the RLOC, the Company and certain of its subsidiaries are subject to certain covenants, including but not limited to, limitations on: (i) selling or transferring assets, (ii) making certain permitted investments, and (iii) incurring additional indebtedness and liens. However, these covenants may not apply if the Company maintains sufficient Availability under the credit facility and satisfies fixed charge coverage ratios.

Based on the amended terms of the Credit Agreement, and in accordance with ASC 470-10 Debt – Overall, outstanding borrowings on the RLOC were classified within Revolving line of credit and long-term debt, excluding current portion on the Consolidated Balance Sheets as of December 30, 2011. Prior to the amendment, the Credit Agreement contained both a subjective acceleration clause and a lock-box arrangement, and in accordance with ASC 470-10, borrowings were classified within Revolving line of credit and current portion of long-term debt on the Consolidated Balance Sheets as of April 1, 2011.

Borrowings under the RLOC are anticipated to fund future requirements for working capital, capital expenditures, acquisitions, repurchases of the Company’s common stock, and the issuance of letters of credit, if necessary.

The Company had $116.3 million in outstanding borrowings under the RLOC as of December 30, 2011. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow an additional $169.2 million (not including additional Availability via the accordion feature) under the RLOC. The average daily interest rate, excluding debt issuance costs and unused line fees, for the nine months ended December 30, 2011 was 2.60%. There were no outstanding borrowings under the RLOC as of April 1, 2011.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was not met during the three months ended December 30, 2011; therefore, the notes may not be converted. As of December 30, 2011, the if-converted value exceeded the principal amount of the 2008 Notes by $32,241.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of December 30, 2011 and April 1, 2011 are as follows:

	Liability Component			Equity Component
(in thousands)	Principal	Unamortized	Net Carrying	Carrying Amount
2008 Notes	Balance	Discount	Amount	Pretax (a)
As of December 30, 2011	$230,000	$(27,474)	$202,526	$55,636
As of April 1, 2011	$230,000	$(34,357)	$195,643	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

8.	FAIR VALUE MEASUREMENTS

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

As of December 30, 2011, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of December 30, 2011, by level within the fair value hierarchy:

	$0,000.00	$0,000.00	$0,000.00
(in thousands)
December 30, 2011	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$739	$739

Liabilities:
Deferred compensation (b)	$88,793	$—	$88,793
Contingent consideration (c)	—	5,500	5,500

Total liabilities	$88,793	$5,500	$94,293

	$0,000.00	$0,000.00	$0,000.00
April 1, 2011	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$845	$845

Liabilities:
Deferred compensation (b)	$84,165	$—	$84,165
Contingent consideration (c)	—	10,155	10,155

Total liabilities	$84,165	$10,155	$94,320

(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated VIE, which is located in Other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 3, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The liabilities are included in Other current liabilities and Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the nine months ended December 30, 2011:

(in thousands)	Level 3 Instruments
Assets:
Balance as of April 1, 2011	$845
Fair value adjustment included in earnings	(106)

Balance as of December 30, 2011	$739

Liabilities:
Balance as of April 1, 2011	$10,155
Settlement of obligations	(4,000)
Fair value adjustment included in earnings	(655)

Balance as of December 30, 2011	$5,500

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The gross carrying value of the Company’s 2008 Notes as of December 30, 2011 and April 1, 2011 was $230,000 and the fair value, which is estimated using a third party valuation model, was approximately $287,017 and $323,800, respectively.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the nine months ended December 30, 2011 and December 31, 2010 are as follows:

(in thousands)	Nine Months Ended
	December 30, 2011	December 31, 2010
Cash paid for:
Interest	$4,338	$3,992
Income taxes, net	$35,911	$31,781

During the nine months ended December 30, 2011 and December 31, 2010, the Company had no material non-cash transactions.

10.	SEGMENT INFORMATION

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

	For the Three Months Ended		For the Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
(in thousands)	2011	2010	2011	2010
Net Sales:
Physician Business	$379,263	$357,298	$1,122,441	$1,028,104
Extended Care Business	147,994	152,263	439,157	455,639
Corporate Shared Services	438	526	1,535	1,388

Total net sales	$527,695	$510,087	$1,563,133	$1,485,131

Income (Loss) from Operations:
Physician Business	$38,375	$34,908	$107,556	$99,661
Extended Care Business	7,372	10,311	21,990	26,999
Corporate Shared Services	(11,007)	(10,513)	(32,027)	(31,275)

Total income from operations	$34,740	$34,706	$97,519	$95,385

Income (Loss) Before Provision for Income Taxes:
Physician Business	$37,700	$34,422	$105,272	$97,804
Extended Care Business	5,273	8,302	15,933	21,027
Corporate Shared Services	(12,441)	(11,376)	(36,006)	(34,099)

Total income before provision for income taxes	$30,532	$31,348	$85,199	$84,732

	As of
	December 30, 2011	April 1, 2011
Total Assets:
Physician Business	$589,731	$570,278
Extended Care Business	327,413	298,016
Corporate Shared Services	122,303	83,378

Total assets	$1,039,447	$951,672

11.	INCOME TAXES

As of December 30, 2011 and April 1, 2011, the Company recorded an income tax receivable of $1,780 in Other current assets on the Unaudited Condensed Consolidated Balance Sheets, and an income tax payable of $1,233 in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets, respectively, related to the timing of payments on the Company’s income tax filings.

The Company’s provision for income taxes and effective tax rate for the three and nine months ended December 30, 2011 and December 31, 2010 are presented in the following table:

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2011		December 31, 2010			December 30, 2011		December 31, 2010
		Effective		Effective			Effective		Effective
(dollars in millions)	Amount	Rate	Amount	Rate	Decrease	Amount	Rate	Amount	Rate	Decrease
Total Company	$10.4	34.1%	$11.8	37.5%	$(1.4)	$30.8	36.1%	$31.7	37.4%	$(0.9)

The effective rate for the three and nine months ended December 30, 2011 was impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization reflects the increasing responsibilities and contributions of the non-U.S. subsidiaries, increasing their income, and correspondingly reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, changes in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate.

During the nine months ended December 30, 2011, the IRS completed an examination of the Company’s federal income tax return for the fiscal year ended March 27, 2009. As a result, no changes were made to the Company’s taxable income.

12.	COMMITMENTS AND CONTINGENCIES

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one-fourth to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from three-fourths to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from one month to two years.

If a supply agreement related to the Company’s store brands, including Select Medical Products and other specialty brand products (collectively known as “store brand” or “store brands”) between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of December 30, 2011, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies store brand products to the Company.

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

The Company’s Purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems. The Company’s Mission is to improve caregivers’ financial performance by 20%. The Company uses its Purpose and Mission to guide its business decisions and strategies.

The Company currently conducts business through two operating segments, the Physician Business and the Extended Care Business, which serve a diverse customer base. During the nine months ended December 30, 2011, the Company rebranded its Elder Care Business to the “Extended Care Business” to more appropriately align with its customer base. A third reporting segment, Corporate Shared Services, includes functional departments that provide services to the operating segments. For information on comparative segment net sales, segment profit and loss, and related financial information, refer to Footnote 10, Segment Information, of the consolidated financial statements.

PSSI is a market leader in the two alternate-site customer segments it serves as a result of value-added, solutions-based marketing programs; a differentiated customer distribution and service model; a consultative sales force with extensive product, disease state, reimbursement, and supply chain expertise; unique arrangements with manufacturers; a full line of the Company’s store brands, including Select Medical Products and other specialty brand products and services; innovative information systems and customer-facing technologies that serve its core markets and a culture of performance.

EXECUTIVE OVERVIEW

During the third quarter of fiscal year 2012, consolidated net sales increased 3.5% compared to the same period in the prior fiscal year. There was one additional selling day during the three months ended December 30, 2011 compared to the third quarter of the prior fiscal year. The Company’s net sales per selling day increased 1.8% compared to the same period in the prior fiscal year.

Net sales in the Physician Business during the three months ended December 30, 2011 increased 6.1% compared to the same period in the prior fiscal year. The increase in net sales was attributable to revenue generated from acquisitions, primarily within the physician dispensing solutions product category, as well as organic growth within the pharmaceutical, equipment, and store brands product categories.

Net sales in the Extended Care Business during the three months ended December 30, 2011 decreased 2.8% compared to the same period in the prior fiscal year. The decrease is attributable to the loss of certain regional customers which adversely impacted net sales for the Extended Care Business, partially offset by growth in net sales of store brands and recent acquisitions.

Consolidated general and administrative expenses increased $9.9 million, or 11.2% compared to the third quarter of the prior fiscal year, mainly attributable to additional expenses incurred from acquisitions completed during the current and prior fiscal years, as well as investments made to advance the Company’s long-term business plan.

Cash flow provided by operating activities during the three and nine months ended December 30, 2011 was $8.5 million and $66.0 million, respectively. The Company’s cash flows from operating activities, along with available cash balances and borrowings on its revolving line of credit, funded the repurchase of approximately 1.5 million and 4.6 million common shares during the three and nine months ended December 30, 2011, respectively.

The following significantly impacted the Company’s financial and operating results during the nine months ended December 30, 2011.

Acquisitions

During the nine months ended December 30, 2011, the Company made strategic acquisitions in both the Physician Business and Extended Care markets. Cash paid for acquisitions was $39.6 million, of which $1.5 million was for holdback payments and working capital adjustments related to prior year acquisitions. Refer to Footnote 2, Purchase Business Combinations, for additional information.

Revolving Line of Credit

On November 16, 2011, the Company amended and restated the credit agreement related to its revolving line of credit (the “RLOC”) with the following features and key terms: (i) a five-year term, maturing on November 16, 2016; (ii) a facility size of $300.0 million, with increased borrowing capacity of $100.0 million via an accordion feature; and (iii) conditional covenants based on the Company’s borrowing availability and fixed charge coverage ratio requirements. Availability depends on a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements, and certain other reserves. Borrowings under the RLOC bear interest at the bank’s base rate or at LIBOR plus applicable margins. See Footnote 7, Debt for additional information regarding the features and terms under the new RLOC.

NET SALES

The following table summarizes net sales period over period:

	For the Three Months Ended			For the Nine Months Ended
	December 30,	December 31,	Percent	December 30,	December 31,	Percent
(dollars in millions)	2011	2010	Change	2011	2010	Change
Physician Business	$379.3	$357.3	6.1%	$1,122.4	$1,028.1	9.2%
Extended Care Business	148.0	152.3	(2.8)	439.2	455.6	(3.6)
Corporate Shared Services	0.4	0.5	(16.6)	1.5	1.4	10.5

Total Company	$527.7	$510.1	3.5%	$1,563.1	$1,485.1	5.3%

The comparability of net sales year over year was impacted by the number of selling days in each period. The three and nine months ended December 30, 2011 consisted of 62 and 189 selling days, respectively, while the three and nine months ended December 31, 2010 consisted of 61 and 188 selling days, respectively.

	For the Three Months Ended			For the Nine Months Ended
	December 30,	December 31,		December 30,	December 31,
	2011	2010		2011	2010
	Net Sales	Net Sales		Net Sales	Net Sales
(dollars in millions)	Per Selling Day	Per Selling Day	Percent Change	Per Selling Day	Per Selling Day	Percent Change
Physician Business	$6.1	$5.9	4.4%	$5.9	$5.5	8.6%
Extended Care Business	2.4	2.5	(4.4)	2.3	2.4	(4.1)

Total Company	$8.5	$8.4	1.8%	$8.2	$7.9	4.7%

Physician Business

Management evaluates the Physician Business by product category. The following table summarizes the growth rate by product category period over period:

	For the Three Months Ended			For the Nine Months Ended
	December 30,	December 31,	Percent	December 30,	December 31,	Percent
(dollars in millions)	2011	2010	Change	2011	2010	Change
Branded (a)	$184.2	$184.7	(0.2)%	$549.8	$547.1	0.5%
Store brand products and services (b)	57.3	52.3	9.7	169.4	154.0	10.0
Pharmaceuticals	82.2	78.9	4.2	247.2	229.9	7.5
Equipment (c)	31.2	30.6	2.0	89.0	83.1	7.1
Physician dispensing solutions	21.6	9.7	—	60.7	9.7	—
Other	2.8	1.1	—	6.3	4.3	—

Total	$379.3	$357.3	6.1%	$1,122.4	$1,028.1	9.2%

Selling days	62	61		189	188

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Store brand products and services are comprised of the Company’s brands of disposables, lab diagnostics, equipment and laboratory consulting services.
(c)	Equipment from branded manufacturers.

Overall, net sales during the three and nine months ended December 30, 2011 were positively impacted by revenue generated by acquisitions made in the physician dispensing solutions product category and continued success with the Company’s Reach initiative resulting in the addition of new accounts during the period.

Net sales of store brand products and services increased during the three and nine months ended December 30, 2011 due to continued focus on the expansion of the store brands product category, resulting in new customer sales, as well as customer conversions from branded products to the Company’s store brands.

Pharmaceutical sales increased during the three and nine months ended December 30, 2011 as a result of an existing manufacturer’s shift from a direct sales structure to a distribution-based structure, partially offset by a decrease in flu vaccine and controlled pharmaceutical product sales compared to the same period in the prior fiscal year.

Equipment sales increased during the three and nine months ended December 30, 2011 due to increased demand, as prior fiscal year sales were negatively impacted by a decrease in discretionary spending and tight credit markets which impacted the ability of physicians to obtain financing.

During fiscal years 2011 and 2012, the Physician Business made several strategic acquisitions of companies providing physician pharmaceutical dispensing, establishing a new product category, physician dispensing solutions, which contributed approximately $21.6 million and $60.7 million in net sales during the three and nine months ended December 30, 2011, respectively.

Extended Care Business

Management evaluates the Extended Care Business by customer category. The following table summarizes the change in net sales by customer category period over period:

	For the Three Months Ended			For the Nine Months Ended
	December 30,	December 31,	Percent	December 30,	December 31,	Percent
(dollars in millions)	2011	2010	Change	2011	2010	Change
Nursing home and assisted living facilities	$88.6	$87.7	1.1%	$258.7	$263.3	(1.7)%
Hospice and home health care agencies	44.5	47.9	(7.1)	133.7	144.2	(7.3)
Billing services	2.6	3.0	(13.1)	7.7	9.1	(17.0)
Other	12.3	13.7	(10.3)	39.1	39.0	0.4

Total	$148.0	$152.3	(2.8)%	$439.2	$455.6	(3.6)%

Selling days	62	61		189	188

Net sales during the three and nine months ended December 30, 2011 decreased $4.3 million and $16.4 million, respectively, when compared to the same period in the prior fiscal year. Net sales in the nursing home and assisted living facilities and the hospice and home health care customer categories were negatively impacted by the loss of several regional and national chain customers. Net sales in the nursing home and assisted living facilities customer category improved 1.1% during the three months ended December 30, 2011 due to recent acquisitions.

Billing services net sales were negatively impacted by contractual billing adjustments related to Medicare and Medicaid billings and accounts lost due to competitive bidding.

The net sales decline in the other sales category for the three months ended December 30, 2011 reflects a decline in net sales of $0.3 million attributable to the company’s non-controlling interest in Pathway, a consulting service provider within the extended care market, which is consolidated by the Company as a variable interest entity. Net sales growth in the other sales category for the nine months ended December 30, 2011 was due to an increase in net sales of $1.9 million attributable to Pathway. See Footnote 3, Variable Interest Entity, for additional information.

Across the Extended Care customer categories, net sales of store brands during the three and nine months ended December 30, 2011 increased 7.5% and 8.4%, respectively, when compared to the same period in the prior fiscal year. The increase was the result of continued focus on the expansion of the store brands product category, resulting in new customer sales as well as customer conversions from branded products to the Company’s store brands.

GROSS PROFIT

Gross profit dollars for the Physician Business increased $13.7 million and gross margin increased 180 basis points during the three months ended December 30, 2011, when compared to the same period in the prior fiscal year. Gross profit dollars increased $39.1 million and gross margin increased 78 basis points during the nine months ended December 30, 2011, when compared to the same period in the prior fiscal year. The increase in gross profit dollars and gross margin was a result of growth in the Company’s store brand products and acquisitions in the physician dispensing solutions product category, which generally have higher gross margins than the Company’s other product categories.

Gross profit dollars for the Extended Care Business decreased $1.1 million, while gross margin increased 9 basis points during the three months ended December 30, 2011, when compared to the same period in the prior fiscal year. Gross profit dollars decreased $3.6 million, while gross margin increased 27 basis points during the nine months ended December 30, 2011, when compared to the same period in the prior fiscal year. Gross profit dollars were negatively impacted by the reduction in net sales and competitive pricing pressures, while increased sales of store brand products positively impacted gross margin.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2011		December 31, 2010			December 30, 2011		December 31, 2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician Business (a)	$56.0	14.8%	$48.6	13.6%	$7.4	$168.6	15.0%	$145.2	14.1%	$23.4
Extended Care Business (a)	31.8	21.5	29.7	19.5	2.1	91.7	20.9	89.8	19.7	1.9
Corporate Shared Services (b)	11.0	2.1	10.6	2.1	0.4	32.0	2.0	31.2	2.1	0.8

Total Company(b)	$98.8	18.7%	$88.9	17.4%	$9.9	$292.3	18.7%	$266.2	17.9%	$26.1

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales.

Physician Business

General and administrative expenses increased $7.4 million during the three months ended December 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll related expenses of $3.8 million, $2.7 million of which was the result of physician dispensing solutions acquisitions; (ii) an increase in cost to deliver of $1.3 million due to an increase in warehouse expense related to the growth in net sales during the period, and additional expenses from physician dispensing solutions acquisitions; and (iii) an increase in depreciation and amortization expense of $1.1 million due to the addition of property and equipment and intangible assets related to acquisitions.

General and administrative expenses increased $23.4 million during the nine months ended December 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll related expenses of $11.0 million, $9.0 million of which was the result of physician dispensing solutions acquisitions; (ii) an increase in cost to deliver of $4.1 million due to an increase in warehouse expense related to the growth in net sales during the period, and additional expenses from physician dispensing solutions acquisitions; (iii) an increase in depreciation and amortization expense of $3.7 million due to the addition of property and equipment and intangible assets related to acquisitions; (iv) an increase in consulting fees of $1.5 million related to acquired companies; and (v) an increase in accrued incentive compensation expense of $0.7 million.

Extended Care Business

General and administrative expenses increased $2.1 million during the three months ended December 30, 2011, when compared to the same period in the prior fiscal year. The increase was attributable to (i) an increase in payroll and payroll-related expenses of $1.0 million as a result of acquisitions; (ii) an increase in cost to deliver of $0.3 million due to additional expenses from acquisitions; and (iii) an increase in consulting fees of $0.2 million related to acquisitions.

General and administrative expenses increased $1.9 million during the nine months ended December 30, 2011, when compared to the same period in the prior fiscal year. The increase was attributable to an increase in payroll and payroll-related expenses of $1.9 million due to acquisitions and the timing of the Company’s consolidation of Pathway, partially offset by a decrease in accrued incentive compensation expense of $1.0 million related to payout estimates based on performance.

Corporate Shared Services

General and administrative expenses increased $0.4 million during the three months ended December 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $1.5 million; and (ii) an increase in self-insured medical costs of $1.0 million. The overall increase in expenses was partially offset by (i) a decrease in business insurance costs of $1.7 million; and (ii) a decrease in accrued incentive and stock-based compensation expense of $0.5 million related to payout estimates based on performance.

General and administrative expenses increased $0.8 million during the nine months ended December 30, 2011, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $4.2 million; and (ii) an increase in consulting fees of $2.0 million. The overall increase in expenses was partially offset by (i) a decrease in accrued incentive and stock-based compensation expense of $4.0 million related to payout estimates based on performance; and (ii) a decrease in business insurance costs of $1.8 million.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period:

	For the Three Months Ended					For the Nine Months Ended
	December 30,		December 31,			December 30,		December 31,
	2011		2010			2011		2010
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician Business	$31.9	8.4%	$29.0	8.1%	$2.9	$93.3	8.3%	$85.5	8.3%	$7.8
Extended Care Business	5.0	3.4	5.3	3.5	(0.3)	15.2	3.5	15.7	3.5	(0.5)

Total Company	$36.9	7.0%	$34.3	6.7%	$2.6	$108.5	6.9%	$101.2	6.8%	$7.3

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars and gross margin. The change in selling expenses for the Physician Business and Extended Care Business was relatively consistent with the change in gross profit dollars and gross margin during the three and nine months ended December 30, 2011.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period:

	For the Three Months Ended					For the Nine Months Ended
	December 30, 2011		December 31, 2010			December 30, 2011		December 31, 2010
		Effective		Effective			Effective		Effective
(dollars in millions)	Amount	Rate	Amount	Rate	Decrease	Amount	Rate	Amount	Rate	Decrease
Total Company	$10.4	34.1%	$11.8	37.5%	$(1.4)	$30.8	36.1%	$31.7	37.4%	$(0.9)

The effective rate for the three and nine months ended December 30, 2011 was impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization reflects the increasing responsibilities and contributions of the non-U.S. subsidiaries, increasing their income, and correspondingly reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, changes in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate. The Company expects this reorganization to continue to have a sustained positive impact on its effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	December 30, 2011	December 31, 2010
Days Sales Outstanding: (a)
Physician Business	39.6	39.1
Extended Care Business	46.2	48.2

Days On Hand: (b)
Physician Business	54.9	58.3
Extended Care Business	66.8	62.5

Days in Accounts Payable: (c)
Physician Business	37.9	39.3
Extended Care Business	23.8	22.8

Cash Conversion Days: (d)
Physician Business	56.6	58.1
Extended Care Business	89.1	87.8

Inventory Turnover: (e)
Physician Business	6.6x	6.2x
Extended Care Business	5.4x	5.8x

Return on Committed Capital (f)
Total Company	35.3%	35.7%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income plus (i) provision for income taxes, (ii) amortization, and (iii) interest expense; less interest income for the current quarterly period. Average committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt, for the current and previous quarterly periods, divided by two.

In addition to cash flow, the Company monitors other components of liquidity and capital structure, including the following:

	As of
(dollars in millions)	December 30, 2011	April 1, 2011
Capital Structure:
Convertible senior notes, net	$202.5	$195.6
Revolving line of credit	116.3	—
Other debt	0.3	0.8
Cash and cash equivalents	(32.4)	(29.3)

Net debt	286.7	167.1
Total equity	392.8	446.5

Total Capital	$679.5	$613.6

Operating Working Capital:
Accounts receivable, net	$249.6	$247.2
Inventories	260.4	213.2
Accounts payable	(160.5)	(128.1)

	$349.5	$332.3

Cash Flows from Operating Activities

Net cash provided by operating activities was $66.0 million and $74.4 million for the nine months ended December 30, 2011 and December 31, 2010, respectively. The decline in cash provided by operating activities was the result of an increase in operating working capital of $17.2 million, partially offset by an increase in net income for the period.

As of December 30, 2011, the Company has a deferred income tax liability of $17.3 million (tax-effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next two years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $57.4 million and $37.2 million during the nine months ended December 30, 2011 and December 31, 2010, respectively, and included the following:

•

Capital expenditures totaled $17.6 million and $13.1 million during the nine months ended December 30, 2011 and December 31, 2010, respectively, of which approximately $12.9 million and $9.0 million, respectively, related primarily to the development and enhancement of the Company’s ERP and supply chain systems, electronic commerce platforms, and internal productivity software. Capital expenditures related to distribution center expansions and enhancements were approximately $0.9 million and $1.1 million during the nine months ended December 30, 2011 and December 31, 2010, respectively.

•

Payments for business acquisitions, net of cash acquired, were $39.6 million and $20.2 million during the nine months ended December 30, 2011 and December 31, 2010, respectively. See Footnote 2, Purchase Business Combinations, for additional information.

•	During the nine months ended December 31, 2010, the Company purchased a $3.3 million convertible note issued by Pathway. See Footnote 3, Variable Interest Entity, for additional information.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.4 million and $53.0 million during the nine months ended December 30, 2011 and December 31, 2010, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 4.6 million shares of common stock at an average price of $25.30 per common share for approximately $115.8 million, during the nine months ended December 30, 2011. The Company repurchased approximately 2.7 million shares of common stock at an average price of $20.07 per common share for approximately $54.7 million, during the nine months ended December 31, 2010.

•

The Company borrowed $325.8 million and repaid $209.5 million on its RLOC during the nine months ended December 30, 2011. The Company borrowed and repaid $17.2 million on its RLOC during nine months ended December 31, 2010.

•

The Company paid $4.0 million in contingent consideration during the nine months ended December 30, 2011 related to earn-outs from prior period acquisitions. The Company paid $0.9 million in contingent consideration during the nine months ended December 31, 2010 related to earn-outs from prior period acquisitions.

•	The Company paid $1.8 million in debt issuance costs related to the amendment and restatement of the Credit Agreement for its RLOC during the nine months ended December 30, 2011.

Capital Resources

The Company closely monitors the capital and credit markets. While market conditions have improved, volatility remains that may restrict access to capital and the costs associated with issuing or refinancing debt may increase relative to the Company’s current position. While the Company believes it is well positioned, there can be no guarantee the recent disruptions in the overall economy and the financial markets will not adversely impact the business and results of operations.

The Company finances its business through cash generated from operations, the proceeds from the 2008 Notes offering and borrowings under the RLOC. The ability to generate sufficient cash flows from operations is dependent on the continued demand for the Company’s products and services and its access to those products and services from suppliers. The Company’s capital structure provides the financial resources to support the Company’s core business strategies of customer service and revenue growth. The RLOC, which is an asset-based agreement, is primarily collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of its capital are internal growth, acquisitions, and the repurchase of its common stock.

During the nine months ended December 30, 2011, the Company amended and restated the credit agreement related to its RLOC, increasing the facility size to $300.0 million, with increased borrowing capacity of $100.0 million via an accordion feature. Based on the amended terms of the credit agreement, and in accordance with ASC 470-10 Debt – Overall, outstanding borrowings on the RLOC were classified within Revolving line of credit and long-term debt, excluding current portion on the Consolidated Balance Sheets as of December 30, 2011. As the credit agreement prior to the amendment contained both a subjective acceleration clause and a lock-box arrangement, and in accordance with ASC 470-10, borrowings were classified within Revolving line of credit and current portion of long-term debt on the Consolidated Balance Sheets as of April 1, 2011. See Footnote 7, Debt for additional information regarding the features and terms under the new credit agreement.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the RLOC, capital markets, and/or other financing arrangements.

As of December 30, 2011, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future contractual obligations table included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

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

The warrants are separate transactions, entered into by the Company with the counterparties, and are not part of the terms of the 2008 Notes. Holders of the 2008 Notes do not have any rights with respect to the warrants.

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

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of December 30, 2011, the purchased options were “in the money” and would have been convertible into approximately 2.0 million shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents scheduled payments under contractual obligations for the Company:

	Fiscal Years
(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Convertible senior notes(a), (b)	$3,594	$7,188	$7,188	$233,594	$—	$—	$251,564
Revolving line of credit(c)	786	3,143	3,143	3,143	3,143	118,214	131,572
Capital lease obligations(a)	202	73	22	—	—	—	297
Operating lease obligations(d)	7,002	23,273	17,332	9,849	5,025	4,431	66,912
Purchase commitments(e)	905	27	—	—	—	—	932
Obligations from acquisitions(f)	6,220	1,682	882	—	—	—	8,784

Total(g)	$18,709	$35,386	$28,567	$246,586	$8,168	$122,645	$460,061

(a)	Amounts include interest expense.
(b)	Under the terms of the convertible note agreement, the notes are convertible during any calendar quarter in which the closing price of the Company’s stock for a certain number of days is greater than $27.59 per share. The 2008 Notes would be classified as a current liability during any such quarter. See Footnote 7, Debt, for further information regarding the 2008 Notes.
(c)	Amounts represent payments for interest and borrowings on the revolving line of credit, which expires on November 16, 2016.
(d)	Amounts represent contractual obligations for operating leases of the Company as of December 30, 2011. Currently, it is management’s intent to either renegotiate existing leases or execute new leases prior to or upon their expiration date of such agreements.
(e)	Amounts represent estimated obligations to be paid related to various shipping contracts and future purchases of certain vaccines. If a supply agreement for store brand products between a vendor and the Physician Business or the Extended Care Business were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of December 30, 2011, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies store brand products to the Company.
(f)	Amounts represent estimated obligations to be paid to sellers of previously acquired businesses for contingent consideration, interest, and funds held to secure any adjustments or claims that may arise.
(g)	As of December 30, 2011, the Company had gross unrecognized tax benefits of $1.6 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, the Company has a liability of $88.8 million related to a deferred compensation program recorded in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets. The amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement and the liability is offset by the cash surrender value of corporate-owned life insurance policies recorded in Other assets on the Unaudited Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) with amendments to achieve common fair value measurement and disclosure requirements in GAAP. The amendments in this update clarified the language used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The following areas were impacted by this ASU: (i) application of the highest and best use and valuation premise concepts; (ii) measuring the fair value of an instrument classified in shareholders’ equity; and (iii) additional quantitative disclosures regarding unobservable inputs used in Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011, or the Company’s fourth quarter of fiscal year 2012. The Company has evaluated this standard and determined that, other than requiring additional disclosures, it will not have a material impact on the Company’s statements of financial condition or results of operations.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or the Company’s fiscal year 2013. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The Company has evaluated this standard and determined it will not have a material effect on the Company’s statements of financial condition or results of operations.

In September 2011, the FASB issued amended guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure requirements were included with this update, including an explanation of qualitative factors used in the goodwill analysis. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or the Company’s fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2011, other than those noted below:

The Company’s indebtedness may limit its ability to obtain additional financing in the future and may limit its flexibility to react to industry or economic conditions.

The Company maintains an asset-based revolving line of credit (the “RLOC”), which permits maximum borrowings of up to $300.0 million and may be increased to $400.0 million at the Company’s discretion. Availability depends on a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements, and certain other reserves. Any deterioration in the valuation of these assets could reduce the availability of borrowings under the RLOC. Increases in the level of the Company’s indebtedness or changes in the Company’s debt rating could adversely affect the Company’s liquidity and reduce the Company’s ability to:

•	sell or transfer assets;

•	make certain permitted investments; and

•	incur additional indebtedness and liens.

Operating cash requirements are normally funded by cash flows from operating activities and borrowings under the RLOC, which expires in 2016. The Company expects that sources of capital to fund future growth in the business will be provided by a combination of cash flows from operating activities, borrowings under the RLOC, capital markets, and/or other financing arrangements. However, changes in capital markets or adverse changes to the Company’s operations may disrupt the Company’s ability to maintain adequate levels of liquidity, including its ability to renew its RLOC in 2016 on terms acceptable to the Company.

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

The following table summarizes the Company’s repurchase activity during the three months ended December 30, 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (b)
October 1 - October 30	3,029	$21.84	3,029	2,956,742
October 31 - November 30	1,165,602	22.96	1,165,602	1,791,140
December 1 - December 30	334,400	24.01	334,400	1,456,740

Total second quarter	1,503,031	$23.19	1,503,031	1,456,740

(a)	Includes shares repurchased for net share settlement of employee share-based awards.
(b)	Includes additional 2.7 million shares approved by the Company’s Board of Directors on June 16, 2011.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.8a*	November 2011 Amendment to the Conformed Amended and Restated Savings Plan.

10.8b*	December 2011 Amendment to the Conformed Amended and Restated Savings Plan.

10.8c*	IRS 2011 Amendment to the Conformed Amended and Restated Savings Plan.

10.8d*	January 2012 Amendment to the Conformed Amended and Restated Savings Plan.

10.9a**	Second Amended and Restated Credit and Security Agreement, dated as of November 16, 2011, by and among the Company, certain of the Company’s subsidiaries party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Arranger and Sole Book Runner, and Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents.

10.9b**	Second Amended and Restated Partnership Interest Pledge Agreement, dated as of November 16, 2011, by the Company and PSS Holding, Inc., in favor of Bank of America, N.A., as Agent.

10.9c**	Second Amended and Restated Stock Pledge Agreement, dated as of November 16, 2011, by the Company and certain of the Company’s subsidiaries party thereto, in favor of Bank of America, N.A., as Agent.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Represents a management contract or compensatory plan or arrangement.
**	Certain portions of this Exhibit have been omitted upon a request for confidential treatment pursuant to 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions have been filed separately with the Securities Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 8, 2012.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)