Form 10-Q
period 2012-06-29
PSS WORLD MEDICAL INC
filed 2012-08-08
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of August 3, 2012 was 50,280,182 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

JUNE 29, 2012

CAUTIONARY STATEMENTS

Forward-Looking Statements

Management may from time-to-time make written or oral statements with respect to the Company’s annual or long-term goals, including statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the fiscal year ended March 30, 2012, Current Reports on Form 8-K, and reports to shareholders that are “forward-looking statements” within the meaning, and subject to the protections of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical earnings and those currently anticipated or projected. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

Words such as “anticipates,” “expects,” “intends,” “plans,” “purpose,” “mission,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•	Management’s expectation that the Company will complete the restructuring plan over the next several fiscal years;

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, management has identified important factors that could affect the Company’s financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements about the Company’s goals or expectations. The Company’s future results could be adversely affected by a variety of factors, including those discussed in Item 1A-Risk Factors in the Company’s 2012 Form 10-K and this Form 10-Q. In addition, all forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A-Risk Factors of the Company’s 2012 Form 10-K and this Form 10-Q. The Company has no obligation to and does not undertake to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements are made.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2012 AND MARCH 30, 2012

(Dollars in Thousands)

	June 29, 2012	March 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$107,414	$163,152
Accounts receivable, net of allowance for doubtful accounts of $3,430 and $3,410 as of June 29, 2012 and March 30, 2012, respectively	192,042	189,542
Inventories	174,434	147,198
Prepaid expenses	8,662	4,936
Other current assets	43,379	39,250
Assets held for sale (a)	280,029	277,378

Total current assets	805,960	821,456
Property and equipment, net of accumulated depreciation of $139,637 and $134,235 as of June 29, 2012 and March 30, 2012, respectively	83,413	80,151
Other Assets:
Goodwill	142,809	109,457
Intangibles, net of accumulated amortization of $16,141 and $14,037 as of June 29, 2012 and March 30, 2012, respectively	51,460	33,546
Other assets	110,708	111,360

Total assets (a)	$1,194,350	$1,155,970

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$136,086	$118,719
Accrued expenses	45,095	37,436
Other current liabilities	14,005	8,015
Liabilities held for sale (a)	32,875	37,640

Total current liabilities	228,061	201,810
Revolving line of credit and long-term debt, excluding current portion	457,356	454,916
Other noncurrent liabilities	113,367	108,433

Total liabilities (a)	798,784	765,159

Commitments and contingencies (Note 13)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 50,262,665 and 50,312,323 shares issued and outstanding as of June 29, 2012 and March 30, 2012, respectively	494	495
Retained earnings	391,601	386,633

Total PSS World Medical, Inc. shareholders’ equity	392,095	387,128
Noncontrolling interest	3,471	3,683

Total equity	395,566	390,811

Total liabilities and equity	$1,194,350	$1,155,970

(a)	See Footnote 4, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entities. See Footnote 3, Discontinued Operations, for discussion of assets and liabilities held for sale.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011

(In Thousands, Except Per Share Data)

	For the Three Months Ended
	June 29, 2012	July 1, 2011
Net sales	$409,389	$380,491
Cost of goods sold	273,101	257,817

Gross profit	136,288	122,674

General and administrative expenses	79,680	71,947
Selling expenses	35,353	30,761

Income from operations	21,255	19,966

Other income (expense):
Interest expense	(8,504)	(4,470)
Interest income	14	26
Other income, net	479	533

Other expense, net	(8,011)	(3,911)

Income from continuing operations before provision for income taxes	13,244	16,055
Provision for income taxes	4,398	5,899

Income from continuing operations	8,846	10,156
Income from discontinued operations, net of taxes	1,883	3,989

Net income	10,729	14,145
Net loss attributable to noncontrolling interest	(15)	(44)

Net income attributable to PSS World Medical, Inc.	$10,744	$14,189

Earnings per common share—Basic:
Continuing operations	$0.18	$0.19
Discontinued operations	0.04	0.07

Attributable to PSS World Medical, Inc.	$0.22	$0.26

Earnings per common share—Diluted:
Continuing operations	$0.18	$0.18
Discontinued operations	0.04	0.07

Attributable to PSS World Medical, Inc.	$0.21	$0.25

Weighted average common shares outstanding:
Basic	49,495	54,166
Diluted	50,263	57,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011

(Dollars in Thousands)

	Three Months Ended
	June 29, 2012	July 1, 2011
Cash Flows From Operating Activities:
Net income	$10,729	$14,145
Adjustments to reconcile net income to net cash provided by operating activities:
Total income from discontinued operations	(1,883)	(3,989)
Depreciation	5,472	5,120
Provision for deferred income taxes	3,390	667
Amortization of debt discount and issuance costs	2,837	2,473
Amortization of intangible assets	2,180	1,616
Noncash compensation expense	1,506	2,154
Provision for doubtful accounts	398	279
Provision for deferred compensation	343	322
Loss on sales of property and equipment	2	1
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	7,828	9,197
Inventories	(19,183)	(7,647)
Prepaid expenses and other current assets	(8,445)	(7,258)
Other assets	(2,101)	(2,065)
Accounts payable	14,089	11,536
Accrued expenses and other liabilities	10,231	(2,644)
Net cash (used in) provided by operating activities, discontinued operations	(4,543)	10,927

Net cash provided by operating activities	22,850	34,834

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(66,052)	(210)
Capital expenditures	(4,000)	(3,614)
Other	(113)	(22)
Net cash used in investing activities, discontinued operations	(1,208)	(1,086)

Net cash used in investing activities	(71,373)	(4,932)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(7,474)	(57,758)
Excess tax benefits from stock-based compensation arrangements	289	1,200
Payment for debt issuance costs	(40)	—
Proceeds from exercise of stock options	10	292
Proceeds from borrowings on the revolving line of credit	—	30,183
Repayments on the revolving line of credit	—	(9,683)
Payment of contingent consideration on business acquisitions	—	(1,000)
Payments under capital lease obligations	—	(179)
Net cash used in financing activities, discontinued operations	—	(14)

Net cash used in financing activities	(7,215)	(36,959)

Net decrease in cash and cash equivalents	(55,738)	(7,057)
Cash and cash equivalents, beginning of period	163,152	29,348

Cash and cash equivalents, end of period	$107,414	$22,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2012 AND JULY 1, 2011

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

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan (“the restructuring plan”) designed to transform the Company. The restructuring plan includes the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. Additionally, the plan includes the integration of all distribution operations into one common distribution infrastructure, and the redesign of the Company’s shared services segment. As of June 29, 2012, the Company determined the two businesses met the held for sale criteria, and therefore, the results are presented separately as discontinued operations within the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, and the Unaudited Condensed Consolidated Statements of Cash Flows. See Footnote 3, Discontinued Operations, for additional information.

As part of the restructuring plan, the previously reported segments, Physician Business and Extended Care Business, have been realigned into three operating segments: Physician (including Laboratory), Dispensing, and Home Care & Hospice, which serve a diverse customer base. A fourth reporting segment, Shared Services, consists of departments that support the operating segments through the delivery of standardized service.

The Physician business provides products and services to primary care and front line caregivers, including those affiliated with or owned by health systems. The Laboratory business provides laboratory equipment, supplies and services to individual physician office laboratories, clinics and small hospital laboratories. The Dispensing business provides dispensing solutions to physician business practices which include repackaging of pharmaceutical products, dispensing software, and claims processing services to allow such practices to dispense medical products to their patients on-site. The Home Care & Hospice business provides products and services to caregivers to allow them to efficiently deliver care to patients in the home or hospice settings.

The unaudited condensed consolidated balance sheet as of March 30, 2012 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 30, 2012, adjusted for discontinued operations. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2013 and 2012 each consist of 52 weeks or 253 selling days. The three months ended June 29, 2012 and July 1, 2011 each consisted of 64 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

Reclassification

Certain items previously reported in financial statement captions and in the unaudited notes to the condensed consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Recent Accounting Pronouncements

During the three months ended June 29, 2012, the Company adopted an Accounting Standards Update (“ASU”) that provides new guidance on the presentation of comprehensive income and requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations, as the Company has no other comprehensive income items to disclose.

During the three months ended June 29, 2012, the Company adopted an ASU that amends guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure requirements were included with this update, including an explanation of qualitative factors used in the goodwill analysis. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock, which can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 30, 2012 to June 29, 2012:

(in thousands)	Shares

Shares available for repurchase as of March 30, 2012	437

Shares repurchased	(370)

Shares available for repurchase as of June 29, 2012	67

During the three months ended June 29, 2012, the Company repurchased approximately 0.4 million shares of common stock at an average price of $20.21 per common share for $7,474, which reduced common stock and additional paid-in capital by approximately $4 and $7,470, respectively.

During fiscal year ended March 30, 2012, the Company’s additional paid-in capital balance was reduced to zero as a result of share repurchases. In accordance with ASC 505, Equity, retirements of the Company’s shares may be recorded to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock remain, and otherwise should be recorded to retained earnings. As of June 29, 2012 and March 30, 2012, retained earnings was reduced by $5,776 and $7,154, respectively, which represented share repurchases occurring after the additional paid-in capital balance had been reduced to zero.

2.	PURCHASE BUSINESS COMBINATIONS

During the three months ended June 29, 2012, the Company completed acquisitions that were individually immaterial but material in the aggregate (the “2013 acquisitions”). Net sales attributable to the 2013 acquisitions since their respective acquisition dates were approximately $11,221. The combined purchase price of the 2013 acquisitions was $72,391, of which $3,900 was held in escrow and $6,000 was held by the Company to secure certain potential future adjustments or claims. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill related to the 2013 acquisitions in the amount of $32,542 is tax deductible.

As of June 29, 2012, the purchase accounting for the 2013 acquisitions and acquisitions made during fiscal year 2012 (“the 2012 acquisitions”) had not been finalized. Therefore, the fair value of the assets acquired and liabilities assumed as of the acquisition dates were revised and may continue to be adjusted in future periods.

During the three months ended June 29, 2012, the Company received cash payments of $339 for working capital adjustments related to prior year acquisitions and other acquisition-related adjustments. Additionally, the Company paid $1,000 in contingent consideration during the three months ended July 1, 2011 related to the earn-out component of a purchase agreement executed in fiscal year 2010. There were no contingent consideration payments during the three months ended June 29, 2012.

Opening Balance Sheets

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of the 2013 and 2012 acquisitions, as adjusted:

	2013 acquisitions			2012 acquisitions
	Opening Balance Sheet	Measurement Period Adjustment	Opening Balance Sheet As Adjusted June 29, 2012	Opening Balance Sheet As Adjusted March 30, 2012	Measurement Period Adjustment	Opening Balance Sheet As Adjusted June 29, 2012
(in thousands)
Current assets (a)	$20,022	—	$20,022	$7,188	(322)	$6,866
Assets held for sale	—	—	—	40,570	21	40,591
Goodwill	33,072	(530)	32,542	22,574	26	22,600
Intangible assets	19,980	—	19,980	10,020	—	10,020
Noncurrent assets (b)	4,756	—	4,756	4,741	—	4,741
Accounts payable and other current liabilities	(5,439)	—	(5,439)	(3,297)	—	(3,297)
Liabilities held for sale	—	—	—	(11,755)	—	(11,755)
Noncurrent liabilities (c)	—	—	—	(406)	—	(406)

Net assets acquired	$72,391	$(530)	$71,861	$69,635	$(275)	$69,360

(a)	The following represents balances within Current assets as of June 29, 2012: 2013 acquisitions – accounts receivable $10,728, inventory $8,246, and other current assets $1,048; 2012 acquisitions – accounts receivable $3,765, inventory $1,603, current deferred income taxes $602, and other current assets $895.
(b)	The following represents balances within Noncurrent assets as of June 29, 2012: 2013 acquisitions – property and equipment $4,721 and other noncurrent assets $35; 2012 acquisitions – property and equipment $40 and other noncurrent assets $4,701.
(c)	The following represents balances within Noncurrent liabilities as of June 29, 2012: 2012 acquisitions – noncurrent deferred tax liabilities $380 and other noncurrent liabilities $26.

The following table presents unaudited pro forma financial information as if the closing of the 2013 acquisitions had occurred on the first day of fiscal year 2012 (April 2, 2011) after giving effect to certain purchase accounting adjustments:

	For the Three Months Ended
(in thousands)	June 29, 2012	July 01, 2011
Net sales:
PSS World Medical, Inc. (as reported)	$409,389	$380,491
Supplemental Net Sales—2013 acquisitions (a)	13,173	27,095

Total Pro Forma Net Sales	$422,562	$407,586

Net income attributed to PSS World Medical, Inc.:
PSS World Medical, Inc. (as reported)	$10,744	$14,189
Supplemental Net Income—2013 acquisitions (a)	284	531

Total Pro Forma Net Income	$11,028	$14,720

Net income per common share:
Basic	$0.22	$0.27
Diluted	$0.22	$0.26

(a)	Represents pro forma net sales and net income balances during the period which are not already included in the net sales and net income balances of PSS World Medical, Inc. (as reported). Therefore, Supplemental net sales and net income balances during the three months ended June 29, 2012 will represent a partial period based on the date of acquisition.

Pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the 2013 acquisitions occurred on the date indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

3.	DISCONTINUED OPERATIONS

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company. The restructuring plan included the sale of two businesses serving skilled nursing facilities and specialty dental practices, the integration of all distribution operations into one common distribution infrastructure, and the redesign of the Company’s shared services segment. As of June 29, 2012, the Company determined that the businesses met the held for sale criteria, and therefore, the results are presented separately as discontinued operations within the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, and the Unaudited Condensed Consolidated Statements of Cash Flows.

The assets and liabilities of discontinued operations included on the Unaudited Condensed Consolidated Balance Sheets as of June 29, 2012 and March 30, 2012 are as follows:

	June 29, 2012	March 30, 2012
(in thousands)
Accounts receivable, net	$70,299	$68,158
Inventories	66,577	66,388
Prepaid and other current assets	6,973	7,068
Property and equipment, net	21,490	20,885
Goodwill	92,411	92,295
Intangibles, net	20,828	21,054
Other noncurrent assets	1,451	1,530

Assets held for sale	$280,029	$277,378

Accounts payable	$18,850	$27,814
Accrued expenses	8,033	4,317
Other current liabilities	4,655	4,026
Other noncurrent liabilities	1,337	1,483

Liabilities held for sale	$32,875	$37,640

The following table summarizes the net sales and total income from discontinued operations for the three months ended June 29, 2012 and July 1, 2011:

	For the Three Months Ended
	June 29, 2012	July 1, 2011
(in thousands)
Net sales	$134,846	$133,191
Income before provision for income taxes	2,924	6,523
Provision for income taxes	1,041	2,534

Income from discontinued operations, net of taxes	$1,883	$3,989

During the three months ended June 29, 2012, the Company incurred $3,025 of one-time costs associated with the strategic restructuring plan, including retention bonuses for employees and accounting, legal, and other professional fees.

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

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan which includes the sale of two business units serving skilled nursing facilities and specialty dental practices. The Company’s variable interest in Pathway has been included in the disposal group as part of the restructuring plan. See Footnote 3, Discontinued Operations, for additional information on the Company’s fiscal year 2013 strategic restructuring plan and corresponding discontinued operations.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three months ended June 29, 2012 and July 1, 2011:

	For the Three Months Ended
(in thousands)	June 29, 2012	July 1, 2011
Denominator-weighted average shares outstanding used in computing basic earnings per common share	49,495	54,166
Assumed conversion of the 2008 Notes	288	2,620
Assumed vesting of restricted stock	463	513
Assumed exercise of stock options (a)	17	89

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	50,263	57,388

(a)	There were no anti-dilutive options outstanding as of June 29, 2012 and July 1, 2011.

The Company included shares underlying its 2008 Notes in its diluted weighted average shares outstanding during the three months ended June 29, 2012. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22.

If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to outstanding warrants, using the treasury stock method, will also be included. Prior to conversion, certain outstanding purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

6.	ACCRUED EXPENSES

Accrued expenses from continuing operations as of June 29, 2012 and March 30, 2012 were as follows:

	As of
(in thousands)	June 29, 2012	March 30, 2012
Accrued payroll	$15,853	$14,913
Accrued interest	8,323	2,565
Accrued annual incentive compensation	3,494	1,184
Other (a)	17,425	18,774

Accrued expenses	$45,095	$37,436

(a)	Amounts within the “Other” category of total accrued expenses were not considered individually significant as of June 29, 2012 and March 30, 2012.

7.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Fiscal Year 2013 Issuances of Performance-Based Awards

On June 22, 2012, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved awards of performance-accelerated restricted stock units (“PARS Units”) and performance-based restricted stock units (“Performance Shares”) to certain of the Company’s executive officers. These awards were granted under the Company’s 2006 Incentive Plan.

PARS Units

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

Performance Shares

The Performance Shares, which are denominated in terms of a target number of shares, may vest after three years in an amount up to 250% of the target number of shares for exceptional performance, but will be forfeited if performance falls below a designated threshold. A portion of the award will be measured on the Company’s net income from continuing operations, excluding the effect of any restructuring charges and exit costs and the impact of any changes in generally accepted accounting principles promulgated by standard setting bodies. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on actual performance.

The remaining Performance Shares will be measured based on relative total shareholder return (“TSR”), or the Company’s stock price return as compared to companies in the Midcap 400 Index as of the beginning of the 3-year period running from fiscal year 2013 to fiscal year 2015.

The fair value of the TSR awards is calculated using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service periods using the straight-line method regardless of the outcome of the market conditions, so long as the award holder remains an employee through the requisite service period.

The Monte Carlo simulation model utilized the following inputs and assumptions:

As of June 29, 2012
Term of award (in years)	3
Volatility	28.1%
Risk-free interest rate	0.4%
Expected dividend yield	0.0%
Actual TSR	(18.9)%
Stock beta	0.7
Fair value	$24.63

Stock Award Modification

During the three months ended June 29, 2012, the Compensation Committee approved an amendment to the outstanding Performance Shares and PARS Units held by certain of the Company’s executive officers to provide that the calculation of the earnings per share targets and the Company’s level of achievement of such targets will be based on earnings per share from continuing operations, excluding the effect of any restructuring charges and exit costs. The earnings per share growth rates that must be achieved in order to earn the awards were not changed.

As a result of the change in performance targets, stock based compensation expenses decreased $901 ($559, net of tax), or $0.01 per diluted share during the three months ended June 29, 2012.

Activity for Stock-Based Awards

Outstanding stock-based awards granted under equity incentive plans as of June 29, 2012 and March 30, 2012 are as follows:

	Performance-Based Awards				Time-Based Awards		Stock Options
	Performance Shares	PARS		TSR
(in thousands)	Units	Units	Shares	Units	Shares	Deferred Units	Shares
Balance, March 30, 2012	301	274	471	—	302	8	49
Granted	118	118	5	59	107	1	—
Increase from change in estimate	13	—	—	—	—	—	—
Vested / Exercised	(139)	(88)	(15)	—	(11)	—	(1)
Forfeited	—	—	—	—	(10)	—	—
Expired	—	—	—	—	—	—	—

Balance, June 29, 2012	293	304	461	59	388	9	48

Total stock-based compensation expense included in income from continuing operations during the three months ended June 29, 2012 and July 1, 2011 was approximately $1,227 and $1,952, respectively, with related income tax benefits of $466 and $742, respectively. No stock-based compensation expense was included in income from discontinued operations.

As of June 29, 2012, there was $14,049 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 1.6 years.

8.	DEBT

Outstanding debt consists of the following, in order of seniority:

	As of
(in thousands)	June 29, 2012	March 30, 2012
2012 Notes	$250,000	$250,000
2008 Notes	207,356	204,916

Total debt	457,356	454,916
Less: Current portion of long-term debt	—	—

Long-term debt	$457,356	$454,916

2012 Notes

On February 24, 2012, the Company issued $250.0 million aggregate principal 6.375% senior notes, which mature on March 1, 2022 (the “2012 Notes”). Interest on the notes is payable semi-annually in arrears on March 1 and September 1, beginning September 1, 2012. The 2012 Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Refer to Footnote 14, Condensed Consolidating Financial Information, for further information regarding the Guarantor Subsidiaries.

The gross carrying value of the Company’s 2012 Notes as of June 29, 2012 and March 30, 2012 was $250,000 and the fair value, which is estimated using a third party valuation model, was approximately $255,625 and $257,500, respectively.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was not met during the three months ended June 29, 2012; therefore, the notes may not be converted. As of June 29, 2012, the if-converted value did not exceed the principal amount of the 2008 Notes.

As of June 29, 2012 and March 30, 2012, the fair value of the 2008 Notes was approximately $268,088 and $302,174, respectively.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of June 29, 2012 and March 30, 2012 are as follows:

	Liability Component			Equity Component
(in thousands)	Principal	Unamortized	Net Carrying	Carrying Amount
2008 Notes	Balance	Discount	Amount	Pretax (a)
As of June 29, 2012	$230,000	$(22,644)	$207,356	$55,636
As of March 30, 2012	$230,000	$(25,084)	$204,916	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

Revolving Line of Credit

The Company maintains an asset-based revolving line of credit (the “RLOC”) under a credit agreement (the “Credit Agreement”) with the following features and key terms: (i) a five-year term, maturing on November 16, 2016; (ii) a facility size of $300.0 million, with increased borrowing capacity of up to $100.0 million via an accordion feature; and (iii) conditional covenants based on the Company’s borrowing availability and fixed charge coverage ratio requirements. Availability depends on a borrowing base calculation consisting of accounts receivable and inventory, subject to satisfaction of certain eligibility requirements, and certain other reserves. Borrowings under the RLOC bear interest at the bank’s base rate or at LIBOR plus applicable margins. Additionally, the RLOC incurs fees at a fixed rate of 0.25% for any unused portion of the facility.

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

The Company had no outstanding borrowings under the RLOC as of June 29, 2012 and March 30, 2012. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow $272.5 million under the RLOC. During the three months ended June 29, 2012, the Company had no borrowings under the RLOC, and as a result, had no average daily interest rate for the period.

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan. The restructuring plan will include the sale of two businesses serving skilled nursing facilities and specialty dental practices. The sale of the businesses are expected to increase the Company’s available cash balances, while reducing the Company’s assets used to calculate its borrowing base under the RLOC. The Company estimates availability under the RLOC would be approximately $201.1 million as of June 29, 2012 as adjusted for the sale of these two businesses.

9.	FAIR VALUE MEASUREMENTS

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

As of June 29, 2012 and March 30, 2012, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of June 29, 2012 and March 30, 2012, by level within the fair value hierarchy:

(in thousands)
June 29, 2012	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$663	$663

Liabilities:
Deferred compensation (b)	$94,300	$—	$94,300
Contingent consideration (c)	—	400	400

Total liabilities	$94,300	$400	$94,700

March 30, 2012	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$701	$701

Liabilities:
Deferred compensation (b)	$94,394	$—	$94,394
Contingent consideration (c)	—	493	493

Total liabilities	$94,394	$493	$94,887

(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated variable interest entity (“VIE”), which is located in Assets held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 4, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. Significant increases (decreases) in any of those inputs would result in a significantly lower (higher) fair value measurement. The unobservable inputs are not considered to be interrelated. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional variable cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Significant increases (decreases) to values of the unobservable inputs would result in a significantly lower (higher) fair value measurement. The unobservable inputs are not considered to be interrelated. The liabilities are included in Liabilities held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the three months ended June 29, 2012:

(in thousands)	Level 3 Instruments
Assets:
Balance as of March 30, 2012	$701
Fair value adjustment included in earnings	(38)

Balance as of June 29, 2012	$663

Liabilities:
Balance as of March 30, 2012	$493
Settlement adjustment	(133)
Fair value adjustment included in earnings	40

Balance as of June 29, 2012	$400

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the three months ended June 29, 2012 and July 1, 2011 are as follows:

	For the Three Months Ended
(in thousands)	June 29, 2012	July 1, 2011
Cash paid for:
Interest	$192	$151
Income taxes, net	$923	$8,179

During the three months ended June 29, 2012, the amount of cash paid for income taxes decreased primarily due to the carryover of residual payments made during fiscal year 2012.

During the three months ended June 29, 2012 and July 1, 2011, the Company had no material non-cash transactions.

11.	SEGMENT INFORMATION

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

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company. The restructuring plan includes the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. As part of the restructuring plan, the previously reported Physician Business and Extended Care Business segments have been realigned into three operating segments: Physician (including Laboratory), Dispensing, and Home Care & Hospice, which serve a diverse customer base. A fourth segment, Shared Services, consists of departments that support the operating segments through the delivery of standardized service.

Shared Services allocates a portion of its costs to the operating segments that use the support services provided, based on an estimation of the direct costs to provide those services. For those operating segments that use shared services, the allocation of shared operating costs is generally proportionate to the revenues of the respective segment.

The following tables present financial information about the Company’s business segments:

	For the Three Months Ended
	June 29,	July 1,
(in thousands)	2012	2011
Net Sales:
Physician (including Laboratory)	$359,664	$335,157
Dispensing	22,525	19,614
Home Care & Hospice	26,852	25,272
Shared Services	348	448

Total net sales	$409,389	$380,491

Income (Loss) from Operations:
Physician (including Laboratory)	$27,795	$27,707
Dispensing	1,445	732
Home Care & Hospice	2,187	2,549
Shared Services	(10,172)	(11,022)

Total income from operations	$21,255	$19,966

Interest expense	$(8,504)	(4,470)
Interest income	14	26
Other income, net	479	533

Income from Continuing Operations Before Provision for Income Taxes	$13,244	$16,055

	As of
	June 29, 2012	March 30, 2012
Total Assets:
Physician (including Laboratory)	$508,528	$447,724
Dispensing	116,721	88,700
Home Care & Hospice	73,187	73,784
Shared Services	215,885	268,384
Assets held for sale	280,029	277,378

Total assets	$1,194,350	$1,155,970

12.	INCOME TAXES

The Company’s provision for income taxes and effective tax rate for the three months ended June 29, 2012 and July 1, 2011 are presented in the following table:

For the Three Months Ended
	June 29, 2012		July 1, 2011
		Effective		Effective
(dollars in millions)	Amount	Rate	Amount	Rate	Decrease
Total Company	$4.4	33.2%	$5.9	36.7%	$(1.5)

The effective rate for the three months ended June 29, 2012 and July 1, 2011 was impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization increased the responsibilities and contributions of the non-U.S. subsidiaries, proportionally increasing their income and reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, an increase in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate.

13.	COMMITMENTS AND CONTINGENCIES

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

On June 29, 2012, the Company amended the employment agreements of certain executive officers. The amendments to the employment agreements are included as exhibits to this report with material terms of the amendments set forth in the Form 8-K filed on July 5, 2012.

If a supply agreement related to the Company’s store brands, including Select Medical Products and other specialty brand products (collectively known as “store brand” or “store brands”) between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of June 29, 2012, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies store brand products to the Company.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following tables present the condensed consolidating financial information of the Parent, the Guarantor Subsidiaries, and the subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of June 29, 2012 and March 30, 2012 and for the years ended June 29, 2012 and July 1, 2011.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 29, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$55,178	$10,833	$41,403	$—	$107,414
Accounts receivable, net	131,057	60,985	19,221	(19,221)	192,042
Inventories	126,988	44,228	3,218	—	174,434
Intercompany receivable, net (b)	359,896	—	—	(359,896)	—
Prepaid expenses and other current assets	43,039	8,303	699	—	52,041
Assets held for sale	27,814	252,620	2,274	(2,679)	280,029

Total current assets	743,972	376,969	66,815	(381,796)	805,960
Property and equipment, net	39,357	43,957	99	—	83,413
Other Assets:
Goodwill	31,374	111,435	—	—	142,809
Intangibles, net	9,798	41,662	—	—	51,460
Investment in subsidiaries	175,738	27,234	—	(202,972)	—
Other assets	95,250	15,423	35	—	110,708

Total assets	$1,095,489	$616,680	$66,949	$(584,768)	$1,194,350

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$111,590	$23,951	$9,648	$(9,103)	$136,086
Accrued expenses	26,745	18,309	41	—	45,095
Intercompany payable, net (b)	—	333,319	26,617	(359,936)	—
Other current liabilities	5,492	8,513	—	—	14,005
Liabilities held for sale	4,732	37,716	3,192	(12,765)	32,875

Total current liabilities	148,559	421,808	39,498	(381,804)	228,061

Revolving line of credit and long-term debt, excluding current portion	457,356	—	—	—	457,356
Other noncurrent liabilities	94,008	19,359	—	—	113,367

Total liabilities	699,923	441,167	39,498	(381,804)	798,784

Equity:
PSS World Medical Inc. shareholders’ equity:
Total PSS World Medical, Inc. shareholders’ equity	395,566	174,934	27,451	(205,856)	392,095
Noncontrolling interest	—	579	—	2,892	3,471

Total equity	395,566	175,513	27,451	(202,964)	395,566

Total liabilities and equity	$1,095,489	$616,680	$66,949	$(584,768)	$1,194,350

(a)	Subsequent to June 29, 2012, the Company acquired a company that it intends to include as a Guarantor Subsidiary in future reporting periods.
(b)	Intercompany payables and receivables have been reclassified to their net presentation in the respective columns.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 30, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$117,448	$13,529	$32,175	$—	$163,152
Accounts receivable, net	137,214	22,591	29,737	—	189,542
Inventories	113,635	33,310	253	—	147,198
Intercompany receivable, net (a)	290,404	—	—	(290,404)	—
Prepaid expenses and other current assets	39,483	4,590	113	—	44,186
Assets held for sale	26,975	250,522	2,526	(2,645)	277,378

Total current assets	725,159	324,542	64,804	(293,049)	821,456
Property and equipment, net	39,854	40,189	108	—	80,151
Other Assets:
Goodwill	31,319	78,138	—	—	109,457
Intangibles, net	10,435	23,111	—	—	33,546
Investment in subsidiaries	184,218	23,942	—	(208,160)	—
Other assets	95,951	15,373	36	—	111,360

Total assets	$1,086,936	$505,295	$64,948	$(501,209)	$1,155,970

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$122,254	$(4,121)	$586	$—	$118,719
Accrued expenses	20,211	17,176	49	—	37,436
Intercompany payable, net (a)	—	253,925	37,043	(290,968)	—
Other current liabilities	2,667	5,348	—	—	8,015
Liabilities held for sale	4,025	36,456	3,095	(5,936)	37,640

Total current liabilities	149,157	308,784	40,773	(296,904)	201,810
Revolving line of credit and long-term debt, excluding current portion	454,916	—	—	—	454,916
Other noncurrent liabilities	92,052	16,381	—	—	108,433

Total liabilities	696,125	325,165	40,773	(296,904)	765,159

Equity:
PSS World Medical Inc. shareholders’ equity:
Total PSS World Medical, Inc. shareholders’ equity	390,811	179,536	24,175	(207,394)	387,128
Noncontrolling interest	—	594	—	3,089	3,683

Total equity	390,811	180,130	24,175	(204,305)	390,811

Total liabilities and equity	$1,086,936	$505,295	$64,948	$(501,209)	$1,155,970

(a)	Intercompany payables and receivables have been reclassified to their net presentation in the respective columns.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 29, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries (a)	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$298,160	$100,212	$23,144	$(12,127)	$409,389
Cost of goods sold	211,307	51,375	18,693	(8,274)	273,101

Gross profit	86,853	48,837	4,451	(3,853)	136,288
General and administrative expenses	54,293	24,271	1,116	—	79,680
Selling expenses	26,457	8,896	—	—	35,353
Equity earnings of subsidiaries	5,962	3,276	—	(9,238)	—

Income from operations	12,065	18,946	3,335	(13,091)	21,255

Other income (expense):
Interest expense	(8,493)	(11)	—	—	(8,504)
Interest income	354	(340)	—	—	14
Other income, net	295	185	(1)	—	479

Other expense, net	(7,844)	(166)	(1)	—	(8,011)

(Loss) income from continuing operations before provision for income taxes	4,221	18,780	3,334	(13,091)	13,244
(Benefit) provision for income taxes	(9,005)	13,403	—	—	4,398

Income from continuing operations	13,226	5,377	3,334	(13,091)	8,846
Income (loss) from discontinued operations, net of taxes	1,155	585	(58)	201	1,883

Net income	14,381	5,962	3,276	(12,890)	10,729
Net loss attributable to noncontrolling interest	—	(15)	—	—	(15)

Net income attributable to PSS World Medical, Inc.	14,381	5,977	3,276	(12,890)	10,744

(a)	Subsequent to June 29, 2012, the Company acquired a company that it intends to include as a Guarantor Subsidiary in future reporting periods.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$286,843	$90,297	$3,351	$—	$380,491
Cost of goods sold	205,798	51,409	610	—	257,817

Gross profit	81,045	38,888	2,741	—	122,674
General and administrative expenses	50,972	20,050	925	—	71,947
Selling expenses	23,838	6,923	—	—	30,761
Equity (loss) earnings of subsidiaries	3,995	1,847	—	(5,842)	—

Income from operations	10,230	13,762	1,816	(5,842)	19,966

Other income (expense):
Interest expense	(4,325)	(145)	—	—	(4,470)
Interest income	343	(317)	—	—	26
Other income, net	313	228	(8)	—	533

Other expense, net	(3,669)	(234)	(8)	—	(3,911)

(Loss) income from continuing operations before provision for income taxes	6,561	13,528	1,808	(5,842)	16,055
(Benefit) provision for income taxes	(6,444)	12,343	—	—	5,899

(Loss) income from continuing operations	13,005	1,185	1,808	(5,842)	10,156
Income from discontinued operations, net of taxes	1,119	2,810	39	21	3,989

Net (loss) income	14,124	3,995	1,847	(5,821)	14,145
Net loss attributable to noncontrolling interest	—	(28)	(16)	—	(44)

Net (loss) income attributable to PSS World Medical, Inc.	$14,124	$4,023	$1,863	$(5,821)	$14,189

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 29, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries (a)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(62,893)	$76,515	$9,190	$38	$22,850

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired	—	(66,052)	—	—	(66,052)
Capital expenditures	(2,697)	(1,303)	—	—	(4,000)
Other	(29)	(84)	—	—	(113)
Net cash used in investing activities, discontinued operations	(30)	(1,178)	—	—	(1,208)

Net cash used in investing activities	(2,756)	(68,617)	—	—	(71,373)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(7,474)	—	—	—	(7,474)
Excess tax benefits from stock-based compensation arrangements	289	—	—	—	289
Payment for debt issuance costs	(40)	—	—	—	(40)
Proceeds from exercise of stock options	10	—	—	—	10
Intercompany dividend	10,594	(10,594)	—	—	—
Net cash (used in) provided by financing activities, discontinued operations	—	—	38	(38)	—

Net cash provided by (used in) financing activities	3,379	(10,594)	38	(38)	(7,215)

Net (decrease) increase in cash and cash equivalents	(62,270)	(2,696)	9,228	—	(55,738)
Cash and cash equivalents, beginning of period	117,448	13,529	32,175	—	163,152

Cash and cash equivalents, end of period	$55,178	$10,833	$41,403	$—	$107,414

(a)	Subsequent to June 29, 2012, the Company acquired a company that it intends to include as a Guarantor Subsidiary in future reporting periods.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 1, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$19,791	$15,043	$(34)	$34	$34,834

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired	(70)	(140)	—	—	(210)
Capital expenditures	(1,342)	(2,272)	—	—	(3,614)
Other	(22)	—	—	—	(22)
Net cash used in investing activities, discontinued operations	(6)	(1,075)	(5)	—	(1,086)

Net cash used in investing activities	(1,440)	(3,487)	(5)	—	(4,932)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(57,758)	—	—	—	(57,758)
Excess tax benefits from stock-based compensation arrangements	1,200	—	—	—	1,200
Proceeds from exercise of stock options	292	—	—	—	292
Proceeds from borrowings on the revolving line of credit	30,183	—	—	—	30,183
Repayments on the revolving line of credit	(9,683)	—	—	—	(9,683)
Payment of contingent consideration on business acquisitions	—	(1,000)	—	—	(1,000)
Payments under capital lease obligations	(9)	(170)	—	—	(179)
Intercompany dividend	9,293	(9,293)	—	—	—
Net cash used in financing activities, discontinued operations	—	(14)	34	(34)	(14)

Net cash (used in) provided by financing activities	(26,482)	(10,477)	34	(34)	(36,959)

Net (decrease) increase in cash and cash equivalents	(8,131)	1,079	(5)	—	(7,057)
Cash and cash equivalents, beginning of period	13,901	3,568	11,879	—	29,348

Cash and cash equivalents, end of period	$5,770	$4,647	$11,874	$—	$22,291

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSSI”), a Florida corporation, began operations in 1983. The Company markets and distributes medical products and services to front-line caregivers throughout the United States. With approximately 4,000 team members, PSSI is a leader in the markets it serves with innovative approaches to customer service and operational excellence. Its stated purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems, and its stated mission is to improve caregivers’ financial performance by 20%. The Company is focused to accelerate growth in four markets – Physician, Laboratory, Dispensing, and Home Care & Hospice – with products and solutions that deliver high quality, cost effective, and convenient patient care. The Company has full service distribution centers strategically located to efficiently serve all 50 states throughout the United States.

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company by focusing on four lines of business – physician, laboratory, dispensing, and home care and hospice. Prior to this, the Company conducted business through two operating segments, the Physician Business and the Extended Care Business. The restructuring plan includes the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. Additionally, the plan includes the integration of all distribution operations into one common distribution infrastructure, and the redesign of the shared services segment. The transformation is designed to accelerate revenue growth and reduce operating costs as a percentage of net sales, while streamlining decision making and execution, and improving customer service. The Company expects to complete the restructuring plan over the next several fiscal years.

As a result of the strategic restructuring, the Company conducts business through three operating segments, Physician (including Laboratory), Dispensing, and Home Care & Hospice, which serve a diverse customer base. A fourth segment, Shared Services, supports the operating segments through the delivery of standardized service. For information on comparative segment net sales, segment profit and loss, and related financial information, refer to Footnote 11, Segment Information, of the unaudited condensed consolidated financial statements.

EXECUTIVE OVERVIEW

During the first quarter of fiscal year 2013, net sales from continuing operations increased 7.6% and net sales from discontinued operations increased 1.2% compared to the same period in the prior fiscal year.

Net sales in the Physician (including Laboratory) business during the three months ended June 29, 2012 increased 7.3% compared to the same period in the prior fiscal year. The increase in net sales was attributable to revenue generated from acquisitions, as well as growth of disposables and lab diagnostics, including store brands equipment and pharmaceuticals.

Net sales in the Dispensing business during the three months ended June 29, 2012 increased 14.8% compared to the same period of the prior fiscal year. The increase is attributable to revenue generated from acquisitions.

Net sales in the Home Care & Hospice business during the three months ended June 29, 2012 increased 6.3% compared to the same period in the prior fiscal year. The increase is attributable to continued focus on the expansion of the store brands product category, resulting in new customer sales, as well customer conversions from branded products to the Company’s store brands.

Consolidated general and administrative expenses from continuing operations increased $7.8 million, or 10.8% compared to the first quarter of the prior fiscal year, mainly attributable to additional expenses incurred from acquisitions completed during the current and prior fiscal years, as well as investments made to advance the Company’s long-term business plan.

Consolidated selling expenses from continuing operations increased $4.6 million, or 8.1% compared to the first quarter of the prior fiscal year, due to an increase in commission expenses. Commissions are generally paid to sales representatives based on gross profit dollars and gross margin, which increased 11.1% and 105 basis points, respectively.

Cash flow provided by operating activities during the three months ended June 29, 2012 was $22.9 million. The Company’s cash flows from operating activities, along with available cash balances and borrowings on its revolving line of credit, funded the repurchase of approximately 0.4 million common shares, investments in capital projects, and acquisitions during the three months ended June 29, 2012.

The following significantly impacted the Company’s financial and operating results during the three months ended June 29, 2012.

Restructuring Plan

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company by focusing on four lines of business – physician, laboratory, dispensing, and home care and hospice. The transformation is designed to accelerate revenue growth and reduce operating costs as a percentage of net sales, while streamlining decision making and execution, and improving customer service.

The restructuring plan includes the sale of two businesses serving skilled nursing facilities and specialty dental practices, the integration of all distribution operations into one common distribution infrastructure, and the redesign of the shared services segment. Current results of operations may not be indicative of future results.

Acquisitions

During the three months ended June 29, 2012, the Company made strategic acquisitions in the dispensing and laboratory markets. The total purchase price of the acquisitions was $72.4 million, of which $6.0 million was held by the Company to secure certain potential future adjustments or claims, and $0.3 million was paid for working capital adjustments related to prior year acquisitions and other acquisition-related adjustments. Refer to Footnote 2, Purchase Business Combinations, for additional information.

NET SALES

The following table summarizes net sales period over period:

	For the Three Months Ended
	June 29,	July 1,	Percent
(dollars in millions)	2012	2011	Change
Physician (including Laboratory)	$359.7	$335.2	7.3%
Dispensing	22.5	19.6	14.8
Home Care & Hospice	26.9	25.3	6.3
Shared Services	0.3	0.4	(22.6)

Total Company	$409.4	$380.5	7.6%

Physician (including Laboratory)

Management evaluates the Physician (including Laboratory) business by product category. The following table summarizes the growth rate by product category period over period:

	For the Three Months Ended
	June 29,	July 1,	Percent
(dollars in millions)	2012	2011	Change
Branded (a)	$180.8	$175.7	2.9%
Store brand products and services (b)	59.9	54.3	10.3
Pharmaceuticals	76.7	75.7	1.3
Equipment (c)	29.0	27.1	6.8
Other (including 2013 acquisitions)	13.3	2.4	496.8

Total	$359.7	$335.2	7.3%

Selling days	64	64

(a)	Branded products are comprised of disposables and lab diagnostics from branded manufacturers.
(b)	Store brand products and services are comprised of the Company’s brands of disposables, lab diagnostics, equipment and laboratory consulting services.
(c)	Equipment from branded manufacturers.

Overall, net sales during the three months ended June 29, 2012 were positively impacted by revenue from acquisitions and continued success with the Company’s Reach initiative resulting in the addition of new customers during the period.

Net sales of branded products increased during the three months ended June 29, 2012 due to an increase in net sales of lab diagnostics when compared to the same period in the prior fiscal year.

Net sales of store brand products and services increased during the three months ended June 29, 2012 due to continued focus on the expansion of the store brands product category, resulting in new customer sales, as well as customers conversions from branded products to the Company’s store brands.

Net sales of equipment increased during the three months ended June 29, 2012 primarily due to an increase in net sales of cardiology equipment when compared to the same period in the prior fiscal year.

Net sales of products and services in the other category increased during the three months ended June 29, 2012 due to acquisitions of companies serving the laboratory customer segment.

Dispensing

Net sales during the three months ended June 29, 2012 were positively impacted by acquisitions of companies providing physician pharmaceutical dispensing products and services during the current quarter and the prior fiscal year and by internal growth.

Home Care & Hospice

Management evaluates the Home Care & Hospice business by customer category. The following table summarizes the change in net sales period over period:

	For the Three Months Ended
	June 29,	July 1,	Percent
(dollars in millions)	2012	2011	Change
Home Care	16.7	15.2	9.7%
Hospice	9.6	9.7	(0.9)
Other	0.6	0.4	46.2

Total	$26.9	$25.3	6.3%

Selling days	64	64

Overall, net sales during the three months ended June 29, 2012 increased when compared to the same period in the prior fiscal year due to continued focus on the expansion of the store brands product category, resulting in new customer sales, as well as customer conversions from branded products to the Company’s store brands.

GROSS PROFIT

Gross profit dollars for the Physician (including Laboratory) business increased $9.9 million and gross margin increased 62 basis points during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase in gross margin was a result of net sales growth in the Company’s store brand products, which generally have higher gross margins than the Company’s other product categories.

Gross profit dollars for the Dispensing business increased $3.2 million and gross margin increased 841 basis points during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase gross margin was due to an increase in efficiency of providing dispensing services.

Gross profit dollars for the Home Care & Hospice business increased $0.5 million while gross margin was flat during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales and growth in net sales of the Company’s store brand products.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended
	June 29, 2012		July 1, 2011
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician (including Laboratory) (a)	$55.7	15.5%	$49.6	14.8%	$6.1
Dispensing (a)	7.8	34.5	6.0	30.8	1.8
Home Care & Hospice (a)	6.1	22.9	5.3	21.1	0.8
Shared Services (b)	10.1	2.5	11.0	2.9	(0.9)

Total Company (b)	$79.7	19.5%	$71.9	18.9%	$7.8

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales from continuing operations.

Physician (including Laboratory)

General and administrative expenses increased $6.1 million during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in cost to deliver of $1.3 million due to an increase in warehouse expense related to the growth in net sales, and additional expenses from acquired companies; (ii) an increase in payroll and payroll-related expenses of $1.3 million as a result of acquisitions; (iii) an increase in allocated corporate expenses of $0.5 million; (iv) an increase in depreciation and amortization expense of $0.4 million due to the addition of property and equipment and intangible assets related to acquisitions; (v) an increase in marketing expense of $0.4 million; and (vi) an increase in legal fees of $0.4 million related to acquisitions.

Dispensing

General and administrative expenses increased $1.8 million during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. The increase was attributable to (i) an increase in payroll and payroll-related expenses of $0.7 million as a result of acquisitions; (ii) an increase in cost to deliver of $0.4 million due to an increase in warehouse expense related to the growth in net sales, and additional expenses from acquisitions, and (iii) an increase in depreciation and amortization expense of $0.4 million due to the addition of property and equipment and intangible assets related to acquisitions.

Home Care & Hospice

General and administrative expenses increased $0.8 million during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. The increase was attributable to an increase in cost to deliver of $0.5 million due to an increase in warehouse expense related to the growth in net sales and an increase in home shipments overall mix.

Shared Services

General and administrative expenses decreased $0.9 million during the three months ended June 29, 2012, when compared to the same period in the prior fiscal year. This decrease was attributable to a decrease in incentive and stock-based compensation expense of $1.8 million related to payout estimates based on performance and the modification of the Performance Shares for certain of the Company’s executive officers, partially offset by an increase in medical expenses of $1.0 million.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period:

	For the Three Months Ended
	June 29,		July 1,
	2012		2011
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician (including Laboratory)	$31.5	8.8%	$27.8	8.3%	$3.7
Dispensing	3.0	13.2	2.2	11.3	0.8
Home Care & Hospice	0.9	3.2	0.8	3.1	0.1

Total Company	$35.4	8.6%	$30.8	8.1%	$4.6

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars, gross margin, and other measures of profitability. The change in selling expenses for the Physician (including Laboratory), Dispensing, and Home Care & Hospice businesses was relatively consistent with the change in gross profit dollars and gross margin during the three months ended June 29, 2012.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period:

For the Three Months Ended
	June 29, 2012		July 1, 2011
		Effective		Effective
(dollars in millions)	Amount	Rate	Amount	Rate	Decrease
Total Company	$4.4	33.2%	$5.9	36.7%	$(1.5)

The effective rate for the three months ended June 29, 2012 was impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization, completed during the third quarter of fiscal year 2012, increased responsibilities and contributions of the non-U.S. subsidiaries, proportionally increasing their income and reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, an increase in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate. The Company expects this tax reorganization to continue to have a sustained positive impact on its effective tax rate; however, the Company cannot determine what impact, if any, the strategic restructuring plan may have on the tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	June 29, 2012	July 1, 2011
Days Sales Outstanding: (a)
Physician (including Laboratory)	39.7	38.7
Dispensing (g)	66.7	—
Home Care	39.6	40.6

Days On Hand: (b)
Physician (including Laboratory)	55.4	55.2
Dispensing (g)	36.4	—
Home Care	70.7	69.6

Days in Accounts Payable: (c)
Physician (including Laboratory)	38.6	37.6
Dispensing (g)	21.7	—
Home Care	27.3	27.9

Cash Conversion Days: (d)
Physician (including Laboratory)	56.5	56.2
Dispensing (g)	81.4	—
Home Care	83.0	82.3

Inventory Turnover: (e)
Physician (including Laboratory)	6.5x	6.5x
Dispensing (g)	9.9x	—
Home Care	5.1x	5.2x

Return on Committed Capital (f)
Total Company	31.7%	34.1%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.
(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income plus (i) provision for income taxes, (ii) amortization, and (iii) interest expense; less interest income for the current quarterly period. Average committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt, for the current and previous quarterly periods, divided by two.
(g)	Metrics for the Dispensing segment as of July 1, 2011 were omitted, as the first dispensing acquisition was completed in the third quarter of fiscal year 2011.

In addition to cash flow, the Company monitors other components of liquidity and capital structure, including the following:

	As of
(dollars in millions)	June 29, 2012	March 30, 2012
Capital Structure:
2012 Notes(a)	$250.0	$250.0
2008 Notes(a)	207.4	204.9
Cash and cash equivalents	(107.4)	(163.2)

Net debt	350.0	291.7
Total equity	395.6	390.8

Total Capital	$745.6	$682.5

Operating Working Capital:
Accounts receivable, net	$192.0	$189.5
Inventories	174.4	147.2
Accounts payable	(136.1)	(118.7)

Operating Working Capital	$230.3	$218.0

(a)	Outstanding debt is presented in order of seniority.

Cash Flows from Operating Activities

Net cash provided by operating activities was $22.9 million and $34.8 million for the three months ended June 29, 2012 and July 1, 2011, respectively. The decline in cash provided by operating activities was the result of an increase in operating working capital of $12.3 million.

As of June 29, 2012, the Company has a deferred income tax liability of $17.3 million (tax-effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next two years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $71.4 million and $4.9 million during the three months ended June 29, 2012 and July 1, 2011, respectively, and included the following:

•

Capital expenditures totaled $4.0 million and $3.6 million during the three months ended June 29, 2012 and July 1, 2011, respectively, of which approximately $3.9 million and $3.0 million, respectively, related primarily to the development and enhancement of the Company’s ERP and supply chain systems, electronic commerce platforms, and internal productivity software. Capital expenditures related to distribution center expansions and enhancements were approximately $0.1 million and $0.2 million during the three months ended June 29, 2012 and July 1, 2011, respectively.

•

Payments for business acquisitions, net of cash acquired, were $66.1 million and $0.2 million during the three months ended June 29, 2012 and July 1, 2011, respectively. See Footnote 2, Purchase Business Combinations, for additional information.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.2 million and $37.0 million during the three months ended June 29, 2012 and July 1, 2011, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 0.4 million shares of common stock at an average price of $20.21 per common share for approximately $7.5 million, during the three months ended June 29, 2012. The Company repurchased approximately 2.1 million shares of common stock at an average price of $28.02 per common share for approximately $57.8 million, during the three months ended July 1, 2011.

•	The Company did not borrow on its RLOC during the three months ended June 29, 2012. The Company borrowed $30.2 million and repaid $9.7 million on its RLOC during three months ended July 1, 2011.

•

The Company paid no contingent consideration during the three months ended June 29, 2012 related to earn-outs acquisitions. The Company paid $1.0 million in contingent consideration during the three months ended July 1, 2011 related to earn-outs from prior period acquisitions.

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

The Company finances its business through cash from operating activities, the proceeds from the 2012 Notes and 2008 Notes offerings, and the $300.0 million RLOC. The ability to generate sufficient cash from operating activities is dependent on the continued demand for the Company’s products and services and its access to those products and services from suppliers. The Company’s capital structure provides the financial resources to support the Company’s core business strategies and revenue growth. The RLOC, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of its capital include programs to grow sales, make fold-in and strategic acquisitions, and repurchase of its common stock.

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

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan. The restructuring plan will include the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. The sale of the businesses are expected to increase the Company’s available cash balances, while reducing the Company’s assets used to calculate its borrowing base under the RLOC. The Company estimates availability under the RLOC would be approximately $201.1 million as of June 29, 2012 as adjusted for the sale of these two businesses.

As of June 29, 2012, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future contractual obligations table included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

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

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of June 29, 2012, the purchased options were “out of the money” and would not have been convertible into shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates are disclosed in the Annual Report on Form 10-K for the fiscal year ended March 30, 2012 filed on May 29, 2012 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes in the Company’s Critical Accounting Estimates, as disclosed in the Annual Report.

Recent Accounting Pronouncements

During the three months ended June 29, 2012, the Company adopted an Accounting Standards Update (“ASU”) that provides new guidance on the presentation of comprehensive income and requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations, as the Company has no other comprehensive income items to disclose.

During the three months ended June 29, 2012, the Company adopted an ASU that amends guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure requirements were included with this update, including an explanation of qualitative factors used in the goodwill analysis. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the Annual Report on Form 10-K for the fiscal year ended March 30, 2012 filed on May 29, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012, filed on May 29, 2012. Such factors could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has potential exposure to risks other than those described in the Company’s Annual Report on Form 10-K. Additional risks and uncertainties not currently known to management, or risks that management currently deem to be immaterial, could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company believes there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Sales and Purchases of Equity Securities

The Company repurchases its common stock under a stock repurchase program authorized by the Company’s Board of Directors. As of March 30, 2012, there were 0.4 million shares available for repurchase under the existing stock repurchase program. These shares may be purchased in the open market, in privately negotiated transactions, or otherwise. The share repurchase program does not have an expiration date.

The following table summarizes the Company’s repurchase activity during the three months ended June 29, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
March 31 - April 29	1,953	$25.34	1,953	435,241
April 30 - May 29	18,600	20.39	18,600	416,641
May 30 - June 29	349,286	20.17	349,286	67,355

Total first quarter	369,839	$20.21	369,839	67,355

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated as of June 29, 2012, by and between the Company and Gary A. Corless.

10.2	Amendment to Employment Agreement, dated as of June 29, 2012, by and between the Company and David M. Bronson.

10.3	Amendment to Employment Agreement, dated as of June 29, 2012, by and between the Company and Kevin P. English.

10.4	Amendment to Employment Agreement, dated as of June 29, 2012, by and between the Company and Bradley J. Hilton.

10.5	Second Amendment to Employment Agreement, dated as of June 29, 2012, by and between the Company and John F. Sasen, Sr.

10.6	Amendment to Employment Agreement, dated as of June 29, 2012, by and between the Company and Edward D. Dienes.

10.7	Form of Performance-Accelerated Restricted Stock Award Agreement dated June 22, 2012.

10.8	Form of Performance-Based Restricted Stock Unit Agreement dated June 22, 2012.

10.9	Form of Total Shareholder Return Award Agreement dated June 22, 2012.

10.10	July 2012 Amendment to the Conformed Amended and Restated Savings Plan.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on August 8, 2012.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)