Form 10-Q
period 2012-09-28
PSS WORLD MEDICAL INC
filed 2012-11-07
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of November 2, 2012 was 50,319,583 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

SEPTEMBER 28, 2012

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “purpose,” “mission,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•

Management’s expectation that the Company will complete the combination with McKesson Corporation under the terms disclosed within the Agreement and Plan of Merger, as discussed in Footnote 15, Subsequent Events;

•

Management’s expectation that future working capital needs, capital expenditures, and the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the revolving line of credit, proceeds from the Company’s debt offerings, capital markets, and/or other financing arrangements;

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2012 AND MARCH 30, 2012

(Dollars in Thousands)

	September 28, 2012	March 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$122,351	$163,152
Accounts receivable, net of allowance for doubtful accounts of $3,647 and $3,410 as of September 28, 2012 and March 30, 2012, respectively	194,255	189,542
Inventories	165,629	147,198
Prepaid expenses	6,962	4,936
Other current assets	45,762	39,250
Assets held for sale (a)	281,163	277,378

Total current assets	816,122	821,456
Property and equipment, net of accumulated depreciation of $145,024 and $134,235 as of September 28, 2012 and March 30, 2012, respectively	84,008	80,151
Other Assets:
Goodwill	142,473	109,457
Intangibles, net of accumulated amortization of $18,168 and $14,037 as of September 28, 2012 and March 30, 2012, respectively	52,802	33,546
Other assets	116,564	111,360

Total assets (a)	$1,211,969	$1,155,970

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$132,071	$118,719
Accrued expenses	36,096	37,436
Other current liabilities	12,635	8,015
Liabilities held for sale (a)	47,186	37,640

Total current liabilities	227,988	201,810
Long-term debt, excluding current portion	459,845	454,916
Other noncurrent liabilities	112,937	108,433

Total liabilities (a)	800,770	765,159

Commitments and contingencies (Note 13)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 50,313,887 and 50,312,323 shares issued and outstanding as of September 28, 2012 and March 30, 2012, respectively	494	495
Retained earnings	407,106	386,633

Total PSS World Medical, Inc. shareholders’ equity	407,600	387,128
Noncontrolling interest	3,599	3,683

Total equity	411,199	390,811

Total liabilities and equity	$1,211,969	$1,155,970

(a)	See Footnote 4, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entities. See Footnote 3, Discontinued Operations, for discussion of assets and liabilities held for sale.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$420,798	$391,710	$830,187	$772,201
Cost of goods sold	278,622	261,784	551,722	519,601

Gross profit	142,176	129,926	278,465	252,600

General and administrative expenses	78,270	67,663	157,952	139,611
Selling expenses	36,935	32,219	72,288	62,979

Income from operations	26,971	30,044	48,225	50,010

Other income (expense):
Interest expense	(8,538)	(4,611)	(17,042)	(9,081)
Interest income	13	17	27	44
Other income, net	243	437	723	969

Other expense, net	(8,282)	(4,157)	(16,292)	(8,068)

Income from continuing operations before provision for income taxes	18,689	25,887	31,933	41,942
Provision for income taxes	5,896	9,540	10,294	15,439

Income from continuing operations	12,793	16,347	21,639	26,503
Income from discontinued operations, net of taxes	2,604	3,778	4,291	7,767

Net income	15,397	20,125	25,930	34,270
Net income (loss) attributable to noncontrolling interest	127	94	(84)	49

Net income attributable to PSS World Medical, Inc.	$15,270	$20,031	$26,014	$34,221

Earnings per common share—Basic:
Continuing operations	$0.26	$0.31	$0.44	$0.50
Discontinued operations	0.05	0.07	0.09	0.15

Attributable to PSS World Medical, Inc.	$0.31	$0.38	$0.53	$0.64

Earnings per common share—Diluted:
Continuing operations	$0.26	$0.30	$0.43	$0.48
Discontinued operations	0.05	0.07	0.09	0.14

Attributable to PSS World Medical, Inc.	$0.30	$0.37	$0.52	$0.61

Weighted average common shares outstanding:
Basic	49,431	52,309	49,463	53,237
Diluted	50,073	53,956	50,168	55,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011

(Dollars in Thousands)

	Six Months Ended
	September 28, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net income	$25,930	$34,270
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(4,291)	(7,767)
Depreciation	11,140	10,443
Provision for deferred income taxes	(4,134)	(2,402)
Amortization of debt discount and issuance costs	5,759	4,993
Amortization of intangible assets	4,628	3,234
Noncash compensation expense	2,071	3,714
Provision for doubtful accounts	942	758
Provision for deferred compensation	559	523
Loss on sales of property and equipment	(8)	(3)
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	5,031	(2,494)
Inventories	(10,189)	(9,495)
Prepaid expenses and other current assets	(8,699)	(7,586)
Other assets	(3,844)	12,110
Accounts payable	9,826	16,654
Accrued expenses and other liabilities	1,688	(1,021)
Net cash provided by operating activities, discontinued operations	12,053	1,552

Net cash provided by operating activities	48,462	57,483

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(68,738)	(10,036)
Capital expenditures	(11,034)	(9,688)
Other	(170)	(48)
Net cash used in investing activities, discontinued operations	(1,230)	(1,530)

Net cash used in investing activities	(81,172)	(21,302)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(7,740)	(80,905)
Excess tax benefits from stock-based compensation arrangements	315	1,269
Payment for debt issuance costs	(676)	—
Proceeds from exercise of stock options	10	337
Proceeds from borrowings on the revolving line of credit	—	131,583
Repayments on the revolving line of credit	—	(81,583)
Payment of contingent consideration on business acquisitions	—	(1,000)
Payments under capital lease obligations	—	(360)
Net cash used in financing activities, discontinued operations	—	(22)

Net cash used in financing activities	(8,091)	(30,681)

Net (decrease) increase in cash and cash equivalents	(40,801)	5,500
Cash and cash equivalents, beginning of period	163,152	29,348

Cash and cash equivalents, end of period	$122,351	$34,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011

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

The unaudited condensed consolidated balance sheet as of March 30, 2012 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 30, 2012, adjusted for discontinued operations. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012 and are reported as of the most recent quarter end, September 28, 2012 excluding the impact of the Company’s merger with McKesson Corporation, as discussed below and further in Footnote 15, Subsequent Events.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2013 and 2012 each consist of 52 weeks or 253 selling days. The three and six months ended September 28, 2012 and September 30, 2011 each consisted of 63 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) under which McKesson Corporation will acquire all of PSS World Medical Inc.’s outstanding shares for $29.00 per share in cash. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including all necessary regulatory clearances and the approval of the Company’s shareholders. See Footnote 15, Subsequent Events, for additional information.

During the three months ended June 29, 2012, the Company’s Board of Directors approved a strategic restructuring plan (“the restructuring plan”) designed to transform the Company. The restructuring plan includes the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. Additionally, the plan includes the integration of all distribution operations into one common distribution infrastructure, and the redesign of the Company’s shared services segment. As of September 28, 2012, the Company determined the two businesses being sold met the held for sale criteria, and therefore, the results are presented separately as discontinued operations within the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, and the Unaudited Condensed Consolidated Statements of Cash Flows. See Footnote 3, Discontinued Operations, for additional information.

As part of the restructuring plan, the previously reported segments, Physician Business and Extended Care Business, have been aligned into four operating segments: Physician, Laboratory, Dispensing, and Home Care & Hospice, which serve a diverse customer base. A fifth reporting segment, Shared Services, consists of departments that support the operating segments through the delivery of standardized service.

The Physician business provides products and services to primary care and front line caregivers, including those affiliated with or owned by health systems. The Laboratory business provides laboratory equipment, supplies and services to individual physician office laboratories, clinics and small hospital laboratories. The Dispensing business provides dispensing solutions to physician business practices which include repackaging of pharmaceutical products, dispensing management solutions, and claims processing services to allow such practices to dispense medical products to their patients on-site. The Home Care & Hospice business provides products and services to caregivers to allow them to efficiently deliver care to patients in the home or hospice settings.

Reclassification

Certain items previously reported in financial statement captions and in the unaudited notes to the condensed consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The objective of the amendments in this Accounting Standards Update (“ASU”) is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This ASU permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, or the Company’s fiscal year 2014. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update.

During the six months ended September 28, 2012, the Company adopted an ASU that provides new guidance on the presentation of comprehensive income and requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations, as the Company has no other comprehensive income items to disclose.

During the six months ended September 28, 2012, the Company adopted an ASU that amends guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure is required by this update, including an explanation of qualitative factors used in the goodwill analysis. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock, which can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 30, 2012 to September 28, 2012:

(in thousands)	Shares

Shares available for repurchase as of March 30, 2012	437

Shares repurchased	(382)

Shares available for repurchase as of September 28, 2012	55

During the six months ended September 28, 2012, the Company repurchased approximately 0.4 million shares of common stock at an average price of $20.26 per common share for $7,740, which reduced common stock and additional paid-in capital by approximately $4 and $7,736, respectively.

During fiscal year ended March 30, 2012, the Company’s additional paid-in capital balance was reduced to zero as a result of share repurchases. In accordance with ASC 505, Equity, retirements of the Company’s shares may be recorded to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock remain, and otherwise should be recorded to retained earnings. As of September 28, 2012 and March 30, 2012, retained earnings was reduced by $5,541 and $7,154, respectively, which represented share repurchases occurring after the additional paid-in capital balance had been reduced to zero.

2.	PURCHASE BUSINESS COMBINATIONS

During the six months ended September 28, 2012, the Company completed acquisitions that were individually immaterial but material in the aggregate (the “2013 acquisitions”). Net sales attributable to the 2013 acquisitions since their respective acquisition dates were approximately $36,999. The combined purchase price of the 2013 acquisitions was $75,241, of which $3,900 was held in escrow and $6,225 was held by the Company to secure certain potential future adjustments or claims. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill related to the 2013 acquisitions in the amount of $32,740 is tax deductible.

As of September 28, 2012, the purchase accounting for the 2013 acquisitions and acquisitions made during fiscal year 2012 (“the 2012 acquisitions”) had not been finalized. Therefore, the fair value of the assets acquired and liabilities assumed as of the acquisition dates may continue to be adjusted in future periods.

During the six months ended September 28, 2012, the Company received cash payments of $450 and paid $144 for working capital adjustments related to prior year acquisitions and other acquisition-related adjustments. Additionally, the Company paid $1,000 in contingent consideration during the six months ended September 30, 2011 related to the earn-out component of a purchase agreement executed in fiscal year 2010. There were no contingent consideration payments during the six months ended September 28, 2012.

Opening Balance Sheets

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of the 2013 and 2012 acquisitions, as adjusted:

	2013 acquisitions			2012 acquisitions
(in thousands)	Opening Balance Sheet	Measurement Period Adjustment	Opening Balance Sheet As Adjusted September 28, 2012	Opening Balance Sheet As Adjusted March 30, 2012	Measurement Period Adjustment	Opening Balance Sheet As Adjusted September 28, 2012
Current assets (a)	$20,102	$(442)	$19,660	$7,188	$(249)	$6,939
Assets held for sale	—	—	—	40,570	144	40,714
Goodwill	35,217	(2,477)	32,740	22,574	249	22,823
Intangible assets	20,830	2,860	23,690	10,020	—	10,020
Noncurrent assets (b)	4,756	—	4,756	4,741	—	4,741
Accounts payable and other current liabilities	(5,664)	(305)	(5,969)	(3,297)	—	(3,297)
Liabilities held for sale	—	—	—	(11,755)	—	(11,755)
Noncurrent liabilities (c)	—	—	—	(406)	—	(406)

Net assets acquired	$75,241	$(364)	$74,877	$69,635	$144	$69,779

(a)	The following represents balances within Current assets as of September 28, 2012: 2013 acquisitions – accounts receivable $10,686, inventory $8,436, and other current assets $538; 2012 acquisitions – accounts receivable $3,765, inventory $1,603, current deferred income taxes $675, and other current assets $896.
(b)	The following represents balances within Noncurrent assets as of September 28, 2012: 2013 acquisitions – property and equipment $4,721 and other noncurrent assets $35; 2012 acquisitions – property and equipment $40 and other noncurrent assets $4,701.
(c)	The following represents balances within Noncurrent liabilities as of September 28, 2012: 2012 acquisitions – noncurrent deferred tax liabilities $380 and other noncurrent liabilities $26.

The following table presents unaudited pro forma financial information as if the closing of the 2013 acquisitions had occurred on the first day of fiscal year 2012 (April 2, 2011) after giving effect to certain purchase accounting adjustments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales:
PSS World Medical, Inc. (as reported)	$420,798	$391,710	$830,187	$772,201
Supplemental Net Sales—2013 acquisitions (a)	—	32,605	14,261	60,964

Total Pro Forma Net Sales	$420,798	$424,315	$844,448	$833,165

Net income attributed to PSS World Medical, Inc.:
PSS World Medical, Inc. (as reported)	$15,270	$20,031	$26,014	$34,221
Supplemental Net Income—2013 acquisitions (a)	—	687	209	1,225

Total Pro Forma Net Income	$15,270	$20,719	$26,224	$35,446

Net income per common share:
Basic	$0.31	$0.40	$0.53	$0.67
Diluted	$0.30	$0.38	$0.52	$0.64

(a)	Represents proforma net sales and net income balances during the period which are not already included in the net sales and net income balances of PSS World Medical, Inc. (as reported). Therefore, Supplemental net sales and Supplemental net income balances during the three and six months ended September 28, 2012 will represent partial periods based on the date of acquisition.

Pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the 2013 acquisitions occurred on the date indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

3.	DISCONTINUED OPERATIONS

During the six months ended September 28, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company. The restructuring plan included the sale of two businesses serving skilled nursing facilities and specialty dental practices, the integration of all distribution operations into one common distribution infrastructure, and the redesign of the Company’s shared services segment. As of September 28, 2012, the Company determined that the businesses met the held for sale criteria, and therefore, the results are presented separately as discontinued operations within the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, and the Unaudited Condensed Consolidated Statements of Cash Flows. See Footnote 15, Subsequent Events, for additional information.

The assets and liabilities of discontinued operations included on the Unaudited Condensed Consolidated Balance Sheets as of September 28, 2012 and March 30, 2012 are as follows:

	September 28, 2012	March 30, 2012
(in thousands)
Accounts receivable, net	$67,025	$68,158
Inventories	68,763	66,388
Prepaid and other current assets	8,593	7,068
Property and equipment, net	22,062	20,885
Goodwill	92,464	92,295
Intangibles, net	20,828	21,054
Other noncurrent assets	1,428	1,530

Assets held for sale	$281,163	$277,378

Accounts payable	$32,403	$27,814
Accrued expenses	8,819	4,317
Other current liabilities	4,659	4,026
Other noncurrent liabilities	1,305	1,483

Liabilities held for sale	$47,186	$37,640

The following table summarizes the net sales and total income from discontinued operations for the three and six months ended September 28, 2012 and September 30, 2011:

	For the Three Months Ended		For the Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
(in thousands)
Net sales	$129,934	$130,046	$264,780	$263,237
Income before provision for income taxes	4,475	6,201	7,203	12,724
Provision for income taxes	1,871	2,423	2,912	4,957

Income from discontinued operations, net of taxes	$2,604	$3,778	$4,291	$7,767

During the six months ended September 28, 2012, the Company incurred $5,597 of costs associated with the strategic restructuring plan, including retention bonuses for employees and accounting, legal, and other professional fees.

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

During the six months ended September 28, 2012, the Company’s Board of Directors approved a strategic restructuring plan which includes the sale of two business units serving skilled nursing facilities and specialty dental practices. The Company’s variable interest in Pathway has been included in the disposal group as part of the restructuring plan. See Footnote 3, Discontinued Operations, for additional information on the Company’s fiscal year 2013 strategic restructuring plan and corresponding discontinued operations.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and six months ended September 28, 2012 and September 30, 2011:

	For the Three Months Ended		For the Six Months Ended
	September 28,	September 30,	September 28,	September 30,
(in thousands)	2012	2011	2012	2011
Denominator-weighted average shares outstanding used in computing basic earnings per common share	49,431	52,309	49,463	53,237
Assumed conversion of the 2008 Notes	249	1,177	268	1,898
Assumed vesting of restricted stock	376	400	420	457
Assumed exercise of stock options (a)	17	70	17	80

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	50,073	53,956	50,168	55,672

(a)	Options to purchase approximately 1,475 shares of common stock that were outstanding during the six months ended September 28, 2012 were not included in the computation of diluted earnings per share because the options’ exercise prices exceeded the average fair market value of the Company’s common stock, and, therefore, inclusion would be anti-dilutive. There were no anti-dilutive options outstanding as of September 30, 2011.

The Company included shares underlying its 2008 Notes in its diluted weighted average shares outstanding during the three and six months ended September 28, 2012. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22.

If the price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to outstanding warrants, using the treasury stock method, will also be included. Prior to conversion, certain outstanding purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

6.	ACCRUED EXPENSES

Accrued expenses from continuing operations as of September 28, 2012 and March 30, 2012 were as follows:

	As of
(in thousands)	September 28, 2012	March 30, 2012
Accrued payroll	$12,204	$14,913
Accrued interest	2,212	2,565
Accrued annual incentive compensation	3,145	1,184
Other (a)	18,535	18,774

Accrued expenses	$36,096	$37,436

(a)	Amounts within the “Other” category of total accrued expenses were not considered individually significant as of September 28, 2012 and March 30, 2012.

7.	INCENTIVE AND STOCK-BASED COMPENSATION

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

Stock Options

On July 2, 2012, the Company granted 305,185 stock options under the Company’s 2006 incentive Stock Plan to certain of the Company’s executive officers. The stock options are exercisable on or after the third anniversary date provided the closing price at the time of exercise is at least $27.05.

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

As of July 2, 2012
Expected dividend yield	0.0%
Volatility	30.0%
Risk-free interest rate	0.85%
Expected life (years)	6.0

Based on these assumptions, the estimated fair value of the options granted during the of six months ended September 28, 2012, was approximately $1,935. As of September 28, 2012, there was $1,778 of unrecognized compensation cost related to the options granted during the six months ended September 28, 2012.

Stock Award Modification

During the six months ended September 28, 2012, the Compensation Committee approved an amendment to the outstanding Performance Shares and PARS Units held by certain of the Company’s executive officers to provide that the calculation of the earnings per share targets and the Company’s level of achievement of such targets will be based on earnings per share from continuing operations, excluding the effect of any restructuring charges and exit costs. The earnings per share growth rates that must be achieved in order to earn the awards were not changed.

Based on the revised performance targets, stock based compensation expenses decreased $901 ($559, net of tax), or $0.01 per diluted share during the six months ended September 28, 2012.

Change in Estimate

During the three and six months ended September 28, 2012, the Company changed its estimate of the number of shares to be earned on its performance based awards. This change reflected a decrease in estimated achievement of performance conditions based on actual and expected future financial performance.

As a result of the change in performance estimate during the three and six months ended September 28, 2012, stock based compensation expenses decreased $1,852 ($1,148, net of tax), or $0.02 per diluted share during the three months ended September 28, 2012 and decreased $1,480 ($918, net of tax), or $0.02 per diluted share during the six months ended September 28, 2012.

Activity for Stock-Based Awards

Outstanding stock-based awards granted under equity incentive plans as of September 28, 2012 and March 30, 2012 are as follows:

	Performance-Based Awards				Time-Based Awards		Stock Options
	Performance Shares	PARS		TSR
(in thousands)	Units	Units	Shares	Units	Shares	Deferred Units	Shares
Balance, March 30, 2012	301	274	471	—	302	8	49
Granted	144	118	15	59	159	2	305
Decrease from change in estimate	(221)	—	—	—	—	—	—
Vested / Exercised	(139)	(88)	—	—	(54)	—	(1)
Forfeited	(85)	—	(19)	—	(12)	—	—
Expired	—	—	—	—	—	—	—

Balance, September 28, 2012	—	304	467	59	395	10	353

Total stock-based compensation expense included in income from continuing operations during the three months ended September 28, 2012 and September 30, 2011 was approximately $304 and $1,456, respectively, with related income tax benefits of $115 and $553, respectively. Total stock-based compensation expense included in income from continuing operations during the six months ended September 28, 2012 and September 30, 2011 was approximately $1,531 and $3,408, respectively, with related income tax benefits of $582 and $1,295, respectively. No stock-based compensation expense was included in income from discontinued operations.

As of September 28, 2012, there was $13,914 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. The compensation cost related to these non-vested awards is expected to be recognized over a weighted average period of 4.4 years.

On October 24, 2012, the Company entered into the Merger Agreement under which McKesson Corporation will acquire all of its outstanding shares. See Footnote 15, Subsequent Events, for additional information.

8.	DEBT

Outstanding debt consists of the following, in order of seniority:

	As of
(in thousands)	September 28, 2012	March 30, 2012
2012 Notes	$250,000	$250,000
2008 Notes	209,845	204,916

Total debt	459,845	454,916
Less: Current portion of long-term debt	—	—

Long-term debt	$459,845	$454,916

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

The gross carrying value of the Company’s 2012 Notes as of September 28, 2012 and March 30, 2012 was $250,000 and the fair value, which is estimated using a third party valuation model, was approximately $265,950 and $257,500, respectively.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis and is dependent on the trading price of the Company’s stock during the last 30 trading days of each quarter (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was not met during the six months ended September 28, 2012; therefore, the notes may not be converted. As of September 28, 2012, the if-converted value did not exceed the principal amount of the 2008 Notes.

As of September 28, 2012 and March 30, 2012, the fair value of the 2008 Notes was approximately $284,050 and $302,174, respectively.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of September 28, 2012 and March 30, 2012 are as follows:

	Liability Component			Equity Component
(in thousands)	Principal	Unamortized	Net Carrying	Carrying Amount
2008 Notes	Balance	Discount	Amount	Pretax (a)
As of September 28, 2012	$230,000	$(20,155)	$209,845	$55,636
As of March 30, 2012	$230,000	$(25,084)	$204,916	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

Under the terms of the 2008 Notes agreement, certain events are triggered upon a change in control of the Company. On October 24, 2012, the Company entered into the Merger Agreement under which McKesson Corporation will acquire all of its outstanding shares. See Footnote 15, Subsequent Events, for additional information.

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

The Company had no outstanding borrowings under the RLOC as of September 28, 2012 and March 30, 2012. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow $272.7 million under the RLOC. During the six months ended September 28, 2012, the Company had no borrowings under the RLOC, and as a result, had no average daily interest rate for the period.

During the six months ended September 28, 2012, the Company’s Board of Directors approved a strategic restructuring plan. The restructuring plan will include the sale of two businesses serving skilled nursing facilities and specialty dental practices. The sale of the businesses are expected to increase the Company’s available cash balances, while reducing the Company’s assets used to calculate its borrowing base under the RLOC. The Company estimates availability under the RLOC would be approximately $201.8 million as of September 28, 2012 as adjusted for the sale of these two businesses.

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

As of September 28, 2012 and March 30, 2012, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of September 28, 2012 and March 30, 2012, by level within the fair value hierarchy:

(in thousands)
September 28, 2012	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$623	$623

Liabilities:
Deferred compensation (b)	$100,182	$—	$100,182
Contingent consideration (c)	—	409	409

Total liabilities	$100,182	$409	$100,591

March 30, 2012	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$701	$701

Liabilities:
Deferred compensation (b)	$94,394	$—	$94,394
Contingent consideration (c)	—	493	493

Total liabilities	$94,394	$493	$94,887

(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated variable interest entity (“VIE”), which is located in Assets held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 4, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. Significant increases (decreases) in any of those inputs would result in a significantly lower (higher) fair value measurement. The unobservable inputs are not considered to be interrelated. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional variable cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Significant increases (decreases) to values of the unobservable inputs would result in a significantly lower (higher) fair value measurement. The unobservable inputs are not considered to be interrelated. The liabilities are included in Liabilities held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the six months ended September 28, 2012:

(in thousands)	Level 3 Instruments
Assets:
Balance as of March 30, 2012	$701
Fair value adjustment included in earnings	(78)

Balance as of September 28, 2012	$623

Liabilities:
Balance as of March 30, 2012	$493
Settlement adjustment	(133)
Fair value adjustment included in earnings	49

Balance as of September 28, 2012	$409

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate fair value due to the short-term nature of these assets and liabilities.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the six months ended September 28, 2012 and September 30, 2011 are as follows:

	For the Six Months Ended
(in thousands)	September 28, 2012	September 30, 2011
Cash paid for:
Interest	$12,256	$3,988
Income taxes, net	$14,836	$21,364

During the six months ended September 28, 2012, the amount of cash paid for income taxes decreased primarily due to the carryover of residual payments made during fiscal year 2012.

During the six months ended September 28, 2012, the amount of cash paid for interest increased primarily due to the first semi-annual payment made on the 2012 Notes.

During the six months ended September 28, 2012 and September 30, 2011, the Company had no material non-cash transactions.

11.	SEGMENT INFORMATION

The Company goes to market through strategic businesses that offer products and services to customers within the healthcare industry. The reportable segments are determined based on the factors management utilizes to regularly evaluate the performance of the Company. The reportable segments are managed separately based on the distinct customers and the product and service offerings required by the markets they serve. The Company evaluates the operating performance of its segments based on a number of financial measures, including net sales and income from operations before interest, income taxes and results of discontinued operations.

During the six months ended September 28, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company. The restructuring plan includes the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. As part of the restructuring plan, the previously reported Physician Business and Extended Care Business segments have been realigned into four strategic business segments including: Physician, Laboratory, Dispensing, and Home Care & Hospice. Each of the segments serve a distinct customer base or provide a distinct product and service offering to the same customer base.

The Company allocates certain components of net sales, cost of goods sold and operating expenses to each of the reportable segments. These allocated components represent specific revenues or costs not specifically identifiable to an individual reportable segment. Management determined the methodology utilized to allocate these items to be reasonable and consistently applied for each period presented, based on inputs and cost drivers common to each reportable segment.

The strategic business segments share healthcare distribution services infrastructure and support costs. The costs of shared healthcare distribution services infrastructure and support are charged to each segment directly, if specifically identifiable, or allocated to each segment based on methodologies reasonably determined by management.

Shared Services includes expenses associated with corporate functions that support the segments through the development of strategic solutions and the delivery of standardized service and transaction processing. Shared Services allocates a portion of its costs to the segments to the extent the segments use the support services provided, based on an estimation of the direct costs attributable to those services. For those operating segments that use shared services, the allocation of shared operating costs is generally proportionate to the revenues of the respective segment.

The following tables present financial information about the business segments:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net Sales:
Physician	$256,651	$251,601	$510,849	$497,072
Laboratory	115,712	94,263	221,178	183,949
Dispensing	23,874	19,612	46,399	39,226
Home Care & Hospice	24,272	25,585	51,124	50,858
Shared Services	289	649	637	1,096

Total net sales	$420,798	$391,710	$830,187	$772,201

Income (Loss) from Operations: (a)
Physician	$22,969	$24,862	$43,334	$44,765
Laboratory	10,813	9,878	19,331	18,426
Dispensing	475	2,645	832	2,632
Home Care & Hospice	2,422	2,658	4,608	5,207
Shared Services	(9,708)	(9,999)	(19,880)	(21,020)

Total income from operations	26,971	30,044	48,225	50,010

Interest expense	(8,538)	(4,611)	(17,042)	(9,081)
Interest income	13	17	27	44
Other income, net	243	437	723	969

Income from Continuing Operations Before Provision for Income Taxes:	$18,689	$25,887	$31,933	$41,942

Depreciation and Amortization: (b)
Physician	$2,689	$2,443	$5,303	$4,840
Laboratory	755	367	1,323	732
Dispensing	1,657	1,106	3,132	2,165
Home Care & Hospice	215	253	430	506
Shared Services	2,799	2,772	5,580	5,434

Total depreciation and amortization	$8,115	$6,941	$15,768	$13,677

	As of
	September 28, 2012	March 30, 2012
Total Assets:
Operating segments	$709,456	$610,859
Shared Services	221,350	267,733
Assets held for sale	281,163	277,378

Total assets	$1,211,969	$1,155,970

(a)	Operating income includes an allocation of costs of healthcare distribution services as defined above.
(b)	Depreciation and amortization is an allocated cost of healthcare distribution services as defined above.

Total assets are not disclosed by operating segment as certain assets are shared amongst the segments, such as inventory and accounts receivable. The Company is not able to specifically allocate such assets to the operating segments.

12.	INCOME TAXES

The Company’s provision for income taxes and effective tax rate for the six months ended September 28, 2012 and September 30, 2011 are presented in the following table:

	For the Three Months Ended					For the Six Months Ended
	September 28, 2012		September 30, 2011			September 28, 2012		September 30, 2011
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$5.9	31.5%	$9.5	36.9%	$(3.6)	$10.3	32.2%	$15.4	36.8%	$(5.1)

The effective rate for the three and six months ended September 28, 2012 and September 30, 2011 was partially impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization increased the responsibilities and contributions of the non-U.S. subsidiaries, proportionally increasing their income and reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, an increase in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate.

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

Commitments and Other Contingencies

The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation, under certain conditions, the Company may be required to pay severance to the executive officers in amounts ranging from one to two times their base salary and target annual bonus. In the event that a termination or resignation follows or is in connection with a change in control, the Company may be required to pay severance to the executive officers in amounts ranging from one and one-half to three times their base salary and target annual bonus. The Company may also be required to continue welfare benefit plan coverage for the executive officers following a termination or resignation for a period ranging from twelve months to two years.

During the six months ended September 28, 2012, the Company amended the employment agreements of certain executive officers. The amendments to the employment agreements are included as exhibits to this report.

If a supply agreement related to the Company’s store brands, including Select Medical Products and other specialty brand products (collectively known as “store brand” or “store brands”) between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of September 28, 2012, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies store brand products to the Company.

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

The following tables present the condensed consolidating financial information of the Parent, the Guarantor Subsidiaries, and the subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of September 28, 2012 and March 30, 2012 and for the years ended September 28, 2012 and September 30, 2011.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$47,515	$18,087	$56,749	$—	$122,351
Accounts receivable, net	133,691	60,564	—	—	194,255
Inventories	120,559	44,813	257	—	165,629
Intercompany receivable (payable)	369,087	(337,760)	(23,111)	(8,216)	—
Prepaid expenses and other current assets	47,374	4,647	703	—	52,724
Assets held for sale	27,911	253,886	2,080	(2,714)	281,163

Total current assets	746,137	44,237	36,678	(10,930)	816,122
Property and equipment, net	38,427	45,491	90	—	84,008
Other Assets:
Goodwill	33,101	109,372	—	—	142,473
Intangibles, net	9,883	42,919	—	—	52,802
Investment in subsidiaries	169,019	32,846	—	(201,865)	—
Other assets	100,202	16,326	36	—	116,564

Total assets	$1,096,769	$291,191	$36,804	$(212,795)	$1,211,969

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$107,440	$24,201	$430	$—	$132,071
Accrued expenses	17,455	18,596	45	—	36,096
Other current liabilities	1,957	10,692	(14)	—	12,635
Liabilities held for sale	5,468	43,214	3,308	(4,804)	47,186

Total current liabilities	132,320	96,703	3,769	(4,804)	227,988

Revolving line of credit and long-term debt, excluding current portion	459,845	—	—	—	459,845
Other noncurrent liabilities	93,405	19,532	—	—	112,937

Total liabilities	685,570	116,235	3,769	(4,804)	800,770

Equity:
PSS World Medical Inc. shareholders’ equity:
Total PSS World Medical, Inc. shareholders’ equity	411,199	174,406	33,035	(211,040)	407,600
Noncontrolling interest	—	550	—	3,049	3,599

Total equity	411,199	174,956	33,035	(207,991)	411,199

Total liabilities and equity	$1,096,769	$291,191	$36,804	$(212,795)	$1,211,969

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 30, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$117,448	$13,529	$32,175	$—	$163,152
Accounts receivable, net	137,214	22,591	29,737	—	189,542
Inventories	113,635	33,310	253	—	147,198
Intercompany receivable (payable)	290,404	(253,925)	(37,043)	564	—
Prepaid expenses and other current assets	39,483	4,590	113	—	44,186
Assets held for sale	26,975	250,522	2,526	(2,645)	277,378

Total current assets	725,159	70,617	27,761	(2,081)	821,456
Property and equipment, net	39,854	40,189	108	—	80,151
Other Assets:
Goodwill	31,319	78,138	—	—	109,457
Intangibles, net	10,435	23,111	—	—	33,546
Investment in subsidiaries	184,218	23,942	—	(208,160)	—
Other assets	95,951	15,373	36	—	111,360

Total assets	$1,086,936	$251,370	$27,905	$(210,241)	$1,155,970

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$122,254	$(4,121)	$586	$—	$118,719
Accrued expenses	20,211	17,176	49	—	37,436
Other current liabilities	2,667	5,348	—	—	8,015
Liabilities held for sale	4,025	36,456	3,095	(5,936)	37,640

Total current liabilities	149,157	54,859	3,730	(5,936)	201,810
Revolving line of credit and long-term debt, excluding current portion	454,916	—	—	—	454,916
Other noncurrent liabilities	92,052	16,381	—	—	108,433

Total liabilities	696,125	71,240	3,730	(5,936)	765,159

Equity:
PSS World Medical Inc. shareholders’ equity:
Total PSS World Medical, Inc. shareholders’ equity	390,811	179,536	24,175	(207,394)	387,128
Noncontrolling interest	—	594	—	3,089	3,683

Total equity	390,811	180,130	24,175	(204,305)	390,811

Total liabilities and equity	$1,086,936	$251,370	$27,905	$(210,241)	$1,155,970

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$298,495	$120,368	$30,331	$(28,396)	$420,798
Cost of goods sold	209,910	67,339	23,629	(22,256)	278,622

Gross profit	88,585	53,029	6,702	(6,140)	142,176
General and administrative expenses	51,038	26,073	1,159	—	78,270
Selling expenses	27,254	9,681	—	—	36,935
Equity earnings of subsidiaries	10,490	5,584	—	(16,074)	—

Income from operations	20,783	22,859	5,543	(22,214)	26,971

Other income (expense):
Interest expense	(8,531)	(7)	—	—	(8,538)
Interest income	351	(338)	—	—	13
Other income, net	83	161	(1)	—	243

Other expense, net	(8,097)	(184)	(1)	—	(8,282)

Income from continuing operations before provision for income taxes	12,686	22,675	5,542	(22,214)	18,689
(Benefit) provision for income taxes	(7,694)	13,590	—	—	5,896

Income from continuing operations	20,380	9,085	5,542	(22,214)	12,793
Income from discontinued operations, net of taxes	1,152	1,405	42	5	2,604

Net income	21,532	10,490	5,584	(22,209)	15,397
Net (loss) income attributable to noncontrolling interest	—	(29)	—	156	127

Net income attributable to PSS World Medical, Inc.	$21,532	$10,519	$5,584	$(22,365)	$15,270

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$293,019	$95,681	$3,010	$—	$391,710
Cost of goods sold	208,033	53,129	622	—	261,784

Gross profit	84,986	42,552	2,388	—	129,926
General and administrative expenses	47,286	19,394	983	—	67,663
Selling expenses	25,130	7,089	—	—	32,219
Equity earnings of subsidiaries	7,184	1,483	—	(8,667)	—

Income from operations	19,754	17,552	1,405	(8,667)	30,044

Other income (expense):
Interest expense	(4,483)	(128)	—	—	(4,611)
Interest income	324	(307)	—	—	17
Other income, net	295	146	(4)	—	437

Other expense, net	(3,864)	(289)	(4)	—	(4,157)

Income from continuing operations before provision for income taxes	15,890	17,263	1,401	(8,667)	25,887
(Benefit) provision for income taxes	(3,272)	12,812	—	—	9,540

Income from continuing operations	19,162	4,451	1,401	(8,667)	16,347
Income from discontinued operations, net of taxes	958	2,733	82	5	3,778

Net income	20,120	7,184	1,483	(8,662)	20,125
Net income attributable to noncontrolling interest	—	84	—	10	94

Net income attributable to PSS World Medical, Inc.	$20,120	$7,100	$1,483	$(8,672)	$20,031

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$596,655	$220,580	$53,475	$(40,523)	$830,187
Cost of goods sold	421,217	118,713	42,323	(30,531)	551,722

Gross profit	175,438	101,867	11,152	(9,992)	278,465
General and administrative expenses	105,331	50,347	2,274	—	157,952
Selling expenses	53,711	18,577	—	—	72,288
Equity earnings of subsidiaries	16,452	8,860	—	(25,312)	—

Income from operations	32,848	41,803	8,878	(35,304)	48,225

Other income (expense):
Interest expense	(17,024)	(18)	—	—	(17,042)
Interest income	705	(678)	—	—	27
Other income, net	378	347	(2)	—	723

Other expense, net	(15,941)	(349)	(2)	—	(16,292)

Income from continuing operations before provision for income taxes	16,907	41,454	8,876	(35,304)	31,933
(Benefit) provision for income taxes	(16,698)	26,992	—	—	10,294

Income from continuing operations	33,605	14,462	8,876	(35,304)	21,639
Income (loss) from discontinued operations, net of taxes	2,307	1,990	(16)	10	4,291

Net income	35,912	16,452	8,860	(35,294)	25,930
Net loss attributable to noncontrolling interest	—	(44)	—	(40)	(84)

Net income attributable to PSS World Medical, Inc.	$35,912	$16,496	$8,860	$(35,254)	$26,014

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$579,863	$185,977	$6,361	$—	$772,201
Cost of goods sold	413,832	104,537	1,232	—	519,601

Gross profit	166,031	81,440	5,129	—	252,600
General and administrative expenses	98,259	39,444	1,908	—	139,611
Selling expenses	48,967	14,012	—	—	62,979
Equity earnings of subsidiaries	11,194	3,347	—	(14,541)	—

Income from operations	29,999	31,331	3,221	(14,541)	50,010

Other income (expense):
Interest expense	(8,807)	(274)	—	—	(9,081)
Interest income	667	(623)	—	—	44
Other income, net	608	373	(12)	—	969

Other expense, net	(7,532)	(524)	(12)	—	(8,068)

Income from continuing operations before provision for income taxes	22,467	30,807	3,209	(14,541)	41,942
(Benefit) provision for income taxes	(9,716)	25,155	—	—	15,439

Income from continuing operations	32,183	5,652	3,209	(14,541)	26,503
Income from discontinued operations, net of taxes	2,077	5,542	138	10	7,767

Net income	34,260	11,194	3,347	(14,531)	34,270
Net loss attributable to noncontrolling interest	—	55	—	(6)	49

Net income attributable to PSS World Medical, Inc.	$34,260	$11,139	$3,347	$(14,525)	$34,221

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(79,189)	$103,101	$24,472	$78	$48,462

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired	(2,509)	(66,229)	—	—	(68,738)
Capital expenditures	(1,749)	(9,284)	(1)	—	(11,034)
Other	(28)	(142)	—	—	(170)
Net cash used in investing activities, discontinued operations	(37)	(1,218)	25	—	(1,230)

Net cash used in investing activities	(4,323)	(76,873)	24	—	(81,172)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(7,740)	—	—	—	(7,740)
Excess tax benefits from stock-based compensation arrangements	315	—	—	—	315
Payment for debt issuance costs	(676)	—	—	—	(676)
Proceeds from exercise of stock options	10	—	—	—	10
Intercompany dividend	21,670	(21,670)	—	—	—
Net cash (used in) provided by financing activities, discontinued operations	—	—	78	(78)	—

Net cash provided by (used in) financing activities	13,579	(21,670)	78	(78)	(8,091)

Net (decrease) increase in cash and cash equivalents	(69,933)	4,558	24,574	—	(40,801)
Cash and cash equivalents, beginning of period	117,448	13,529	32,175	—	163,152

Cash and cash equivalents, end of period	$47,515	$18,087	$56,749	$—	$122,351

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$12,283	$45,018	$148	$34	$57,483

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired	(334)	(9,702)	—	—	(10,036)
Capital expenditures	(1,458)	(8,227)	(3)	—	(9,688)
Other	(48)	—	—	—	(48)
Net cash used in investing activities, discontinued operations	(23)	(1,476)	(31)	—	(1,530)

Net cash used in investing activities	(1,863)	(19,405)	(34)	—	(21,302)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(80,905)	—	—	—	(80,905)
Excess tax benefits from stock-based compensation arrangements	1,269	—	—	—	1,269
Proceeds from exercise of stock options	337	—	—	—	337
Proceeds from borrowings on the revolving line of credit	131,583	—	—	—	131,583
Repayments on the revolving line of credit	(81,583)	—	—	—	(81,583)
Payment of contingent consideration on business acquisitions	—	(1,000)	—	—	(1,000)
Payments under capital lease obligations	(18)	(342)	—	—	(360)
Intercompany dividend	19,200	(19,200)	—	—	—
Net cash used in financing activities, discontinued operations	—	(22)	34	(34)	(22)

Net cash (used in) provided by financing activities	(10,117)	(20,564)	34	(34)	(30,681)

Net (decrease) increase in cash and cash equivalents	303	5,049	148	—	5,500
Cash and cash equivalents, beginning of period	13,901	3,568	11,879	—	29,348

Cash and cash equivalents, end of period	$14,204	$8,617	$12,027	$—	$34,848

15.	SUBSEQUENT EVENTS

Agreement and Plan of Merger

On October 24, 2012, the Company entered into the Merger Agreement with McKesson Corporation, a Delaware corporation (“Parent”) and Palm Merger Sub, Inc., a Florida corporation and a direct wholly owned Subsidiary of Parent (together with Parent, the “Acquiring Parties”) under which the Acquiring Parties will acquire all of the Company’s outstanding shares for $29.00 per share in cash. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including all necessary regulatory clearances and the approval of the Company’s shareholders.

If a change in control of the Company occurs, each holder of the 2012 Notes will have the right to require the Company to repurchase all or part of their outstanding notes for cash at 101% of the aggregate principal amount of the securities repurchased plus accrued and unpaid interest. Each holder of the 2008 Notes will have the opportunity to exchange all or part of their outstanding notes for cash at a price determined under the related indenture.

Additionally, upon the occurrence of a change in control (i) all outstanding employee options shall become fully exercisable, (ii) time-based vesting restrictions on all outstanding restricted stock awards shall lapse, and (iii) the target payout opportunities attainable under all outstanding performance-based equity awards shall be deemed to have been fully earned as of the date of the change in control based upon an assumed achievement of all relevant performance goals at the target level.

Sale of Business

On November 5, 2012, the Company completed the sale of its specialty dental distribution business to a third party for a sale price of $68,000. The assets and liabilities of this business were classified as held for sale as of September 28, 2012 and March 30, 2012.

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

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) under which McKesson Corporation will acquire all of its outstanding shares for $29.00 per share in cash. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including all necessary regulatory clearances and the approval of the Company’s shareholders. See Footnote 15, Subsequent Events, for additional information.

During the first quarter of fiscal year 2013, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company by focusing on four lines of business – physician, laboratory, dispensing, and home care and hospice. The Company formerly conducted business through two operating segments, the Physician Business and the Extended Care Business. For information on comparative segment net sales, segment profit and loss, and related financial information, refer to Footnote 11, Segment Information, of the unaudited condensed consolidated financial statements.

The restructuring plan includes the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. On November 2, 2012, the Company completed the sale of its specialty dental distribution business to a third party for a sale price of $68,000. The assets and liabilities of this business were classified as held for sale as of September 28, 2012 and March 30, 2012.

Additionally, the plan includes the integration of all distribution operations into one common distribution infrastructure, and the redesign of the shared services segment. The transformation is designed to accelerate revenue growth and reduce operating costs as a percentage of net sales, while streamlining decision making and execution, and improving customer service.

EXECUTIVE OVERVIEW

During the second quarter of fiscal year 2013, net sales from continuing operations increased 7.4% and net sales from discontinued operations decreased 0.1% compared to the same period in the prior fiscal year.

Net sales in the Physician business during the three months ended September 28, 2012 increased 2.0% compared to the same period in the prior fiscal year. The increase in net sales was attributable to revenue generated from acquisitions and an increase in net sales to health systems.

Net sales in the Laboratory business during the three months ended September 28, 2012 increased 22.8% compared to the same period in the prior fiscal year. The increase in net sales was primarily attributable to revenue generated from acquisitions.

Net sales in the Dispensing business during the three months ended September 28, 2012 increased 21.7% compared to the same period of the prior fiscal year. The increase is attributable to revenue generated from acquisitions.

Net sales in the Home Care & Hospice business during the three months ended September 28, 2012 decreased 5.1% compared to the same period in the prior fiscal year. The decrease is attributable to the loss of a significant national home health agency customer offset by continued focus on the expansion of the store brands product category, resulting in new customer sales, as well as customer conversions from branded products to the Company’s store brands.

Consolidated general and administrative expenses from continuing operations increased $10.6 million, or 15.7% compared to the second quarter of the prior fiscal year, mainly attributable to additional expenses incurred from acquisitions completed during the current and prior fiscal years, as well as investments made to advance the Company’s long-term business plan.

Consolidated selling expenses from continuing operations increased $4.7 million, or 14.6% compared to the second quarter of the prior fiscal year, due to an increase in commission expenses. Commissions are generally paid to sales representatives based on gross profit dollars and gross margin, which increased 12.3% and 62 basis points, respectively.

Cash flow provided by operating activities during the three and six months ended September 28, 2012 was $25.6 and $48.5 million, respectively. The Company’s cash flows from operating activities along with available cash balances funded acquisitions, investments in capital projects, and the repurchase of approximately 0.4 million common shares during the six months ended September 28, 2012.

The following significantly impacted the Company’s financial and operating results during the six months ended September 28, 2012.

Acquisitions

During the six months ended September 28, 2012, the Company made strategic acquisitions in the physician, dispensing and laboratory markets. The total purchase price of the acquisitions was $75.2 million, of which $6.2 million was held by the Company to secure certain potential future adjustments or claims, and $0.1 million net was paid for working capital adjustments related to prior year acquisitions and other acquisition-related adjustments. Refer to Footnote 2, Purchase Business Combinations, for additional information.

Restructuring Plan

During the six months ended September 28, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company by focusing on four lines of business – physician, laboratory, dispensing, and home care and hospice. The transformation is designed to accelerate revenue growth and reduce operating costs as a percentage of net sales, while streamlining decision making and execution, and improving customer service.

The restructuring plan includes the sale of two businesses serving skilled nursing facilities and specialty dental practices, the integration of all distribution operations into one common distribution infrastructure, and the redesign of the shared services segment. Current results of operations may not be indicative of future results. During the three and six months ended September 28, 2012, the Company incurred $2.6 million and $5.6 million, respectively, of costs associated with the strategic restructuring plan.

NET SALES

The following table summarizes net sales period over period:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 28, 2012	September 30, 2011	Percent Change	September 28, 2012	September 30, 2011	Percent Change
Physician	$256.7	$251.6	2.0%	$510.8	$497.1	2.8%
Laboratory	115.7	94.3	22.8	221.2	183.9	20.2
Dispensing	23.9	19.6	21.7	46.4	39.2	18.3
Home Care & Hospice	24.3	25.6	(5.1)	51.1	50.9	0.5
Shared Services	0.2	0.6	—	0.7	1.1	—

Total continuing operations	$420.8	$391.7	7.4%	$830.2	$772.2	7.5%

Physician

Management evaluates the Physician business by product category. The following table summarizes the growth rate by product category period over period:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 28, 2012	September 30, 2011	Percent Change	September 28, 2012	September 30, 2011	Percent Change
Branded (a)	$96.7	$96.0	0.7%	$195.1	$193.6	0.8%
Store brand products(b)	52.8	49.2	7.5	104.7	95.8	9.3
Pharmaceuticals	80.2	77.5	3.6	157.0	153.4	2.3
Equipment (c)	25.1	27.0	(6.9)	49.8	50.5	(1.4)
Other	1.9	1.9	—	4.2	3.8	10.5

Total	$256.7	$251.6	2.0%	$510.8	$497.1	2.8%

Selling days	63	63		127	127

(a)	Branded products are comprised of disposables from branded manufacturers.
(b)	Store brand products are the Company’s brands of disposables and equipment.
(c)	Equipment from branded manufacturers.

Overall, net sales in the Physician business during the three and six months ended September 28, 2012 were positively impacted by revenue from acquisitions and an increase in net sales to health systems.

Net sales of branded products in the Physician business increased during the three and six months ended September 28, 2012 due to revenue from acquisitions and an increase in net sales to health systems when compared to the same period in the prior fiscal year, partially offset by a decrease in net sales due to competitive pricing pressure.

Net sales of store brand products in the Physician business increased during the three and six months ended September 28, 2012 due to continued focus on the expansion of the store brands product category, resulting in new customer sales, as well as customer conversions from branded products to the Company’s store brands.

Net sales of equipment in the Physician business decreased during the three and six months ended September 28, 2012 when compared to the same period in the prior fiscal year.

Net sales of products and services in the other category in the Physician business increased during the six months ended September 28, 2012 due to an increase in healthcare information technology products and services.

Laboratory

Management evaluates the Laboratory business by product category. The following table summarizes the growth rate by product category period over period:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 28, 2012	September 30, 2011	Percent Change	September 28, 2012	September 30, 2011	Percent Change
Lab diagnostics	$100.3	$81.2	23.5%	$191.8	$158.1	21.3%
Store brand products and services	7.9	7.9	—	15.8	15.6	1.7
Equipment	6.9	4.9	41.2	12.4	9.5	31.1
Other	0.6	0.3	100.0	1.2	0.7	71.4

Total	$115.7	$94.3	22.8%	$221.2	$183.9	20.2%

Selling days	63	63		127	127

Overall, net sales in the Laboratory business during the three and six months ended September 28, 2012 were positively impacted by revenue from acquisitions.

Net sales of lab diagnostic products in the Laboratory business increased during the three and six months ended September 28, 2012 due to revenue from acquisitions when compared to the same period in the prior fiscal year.

Net sales of store brand products and services in the Laboratory business decreased during the three months ended September 28, 2012 due to a decrease in net sales of store brand equipment partially offset by an increase in net sales of store brand reagents.

Net sales of equipment in the Laboratory business increased during the three and six months ended September 28, 2012 primarily due to current and prior year acquisitions.

Dispensing

Management evaluates the Dispensing business by service category. The following table summarizes the growth rate by service category period over period:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 28, 2012	September 30, 2011	Percent Change	September 28, 2012	September 30, 2011	Percent Change
Repack operations	$13.3	$11.3	17.5%	$25.6	$22.8	12.1%
Management services	9.2	8.1	13.3	18.2	16.2	12.3
Other	1.4	0.2	—	2.6	0.2	—

Total	$23.9	$19.6	21.7%	$46.4	$39.2	18.3%

Selling days	63	63		127	127

Net sales during the three and six months ended September 28, 2012 were positively impacted by acquisitions of companies providing physician dispensing products and services during the current and prior fiscal years.

Home Care & Hospice

Management evaluates the Home Care & Hospice business by customer category. The following table summarizes the change in net sales period over period:

	For the Three Months Ended			For the Six Months Ended
(dollars in millions)	September 28, 2012	September 30, 2011	Percent Change	September 28, 2012	September 30, 2011	Percent Change
Home Care	$14.2	$15.4	(7.5)%	$30.0	$30.6	(1.9)%
Hospice	9.5	9.4	0.7	18.9	18.8	0.5
Other	0.6	0.8	(27.9)	2.2	1.5	51.0

Total	$24.3	$25.6	(5.1)%	$51.1	$50.9	0.5%

Selling days	63	63		127	127

Overall, net sales during the three months ended September 28, 2012 decreased when compared to the same period in the prior fiscal year due to the loss of a significant national home health agency customer.

GROSS PROFIT

Gross profit dollars for the Physician business increased $2.4 million and gross margin increased 28 basis points during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. Gross profit dollars increased $7.8 million and gross margin increased 65 basis points during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase in gross margin was a result of net sales growth in the Company’s store brand products, which generally have higher gross margins than the Company’s other product categories, and product pricing tools developed by the Company.

Gross profit dollars for the Laboratory business increased $7.1 million and gross margin increased 68 basis points during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. Gross profit dollars increased $11.6 million and gross margin increased 30 basis points during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase in gross margin was attributable to higher margin reagent and diagnostics from acquisitions and product mix.

Gross profit dollars for the Dispensing business increased $2.8 million and gross margin increased 209 basis points during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. Gross profit dollars increased $6.0 million and gross margin increased 527 basis points during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase gross margin was due to increased claims processing services performed in-house when compared to the same periods in the prior fiscal year.

Gross profit dollars for the Home Care & Hospice business decreased $0.1 million while gross margin increased 158 basis points during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. Gross profit dollars increased $0.5 million while gross margin increased 75 basis points during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales and growth in net sales of the Company’s store brand products, as well as the loss of lower margin national customer business.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Six Months Ended
	September 28, 2012		September 30, 2011			September 28, 2012		September 30, 2011
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)
Physician (a)	$39.2	15.3%	$36.7	14.6%	$2.5	$80.5	15.7%	$75.3	15.1%	$5.2
Laboratory (a)	14.0	12.1	9.7	10.3	4.3	27.3	12.4	20.0	10.9	7.3
Dispensing (a)	9.9	41.4	6.0	30.5	3.9	18.7	40.4	12.7	32.5	6.0
Home Care & Hospice (a)	5.5	22.5	5.3	20.7	0.2	11.6	22.7	10.6	20.9	1.0
Shared Services (b)	9.7	2.3	10.0	2.5	(0.3)	19.9	2.4	21.0	2.7	(1.1)

Total (b)	$78.3	18.6%	$67.7	17.3%	$10.6	$158.0	19.0%	$139.6	18.1%	$18.4

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales from continuing operations.

Physician

General and administrative expenses increased $2.5 million during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in cost to deliver of $0.9 million related to the growth in net sales, and additional expenses from acquired companies; (ii) an increase in payroll and payroll-related expenses of $0.7 million; and (iii) an increase in depreciation and amortization expense of $0.2 million due to the addition of property and equipment and intangible assets related to acquisitions.

General and administrative expenses increased $5.2 million during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in cost to deliver of $1.7 million related to the growth in net sales, and additional expenses from acquired companies; (ii) an increase in payroll and payroll-related expenses of $1.1 million as a result of acquisitions; (iii) an increase in depreciation and amortization expense of $0.5 million due to the addition of property and equipment and intangible assets related to acquisitions; and (iv) an increase in legal fees of $0.3 million related to acquisitions, and other less significant charges.

Laboratory

General and administrative expenses increased $4.3 million during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $1.5 million as a result of acquisitions; (ii) an increase in cost to deliver of $0.8 million related to the growth in net sales, and additional expenses from acquired companies; (iii) an increase in allocated corporate expenses of $0.6 million; and (iv) an increase in depreciation and amortization expense of $0.4 million due to the addition of property and equipment and intangible assets related to acquisitions, and other less significant charges.

General and administrative expenses increased $7.3 million during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $2.4 million as a result of acquisitions; (ii) an increase in cost to deliver of $1.3 million related to the growth in net sales, and additional expenses from acquired companies; (iii) an increase in allocated corporate expenses of $1.1 million; and (iv) an increase in depreciation and amortization expense of $0.6 million due to the addition of property and equipment and intangible assets related to acquisitions, and other less significant charges.

Dispensing

General and administrative expenses increased $3.9 million during the three months ended September 28, 2012, when compared to the same period in the prior fiscal year. The increase was attributable to (i) an increase in payroll and payroll-related expenses of $1.0 million as a result of acquisitions; (ii) an increase in depreciation and amortization expense of $0.6 million due to the addition of property and equipment and intangible assets related to acquisitions; and (iii) an increase in cost to deliver of $0.5 million related to the growth in net sales, and additional expenses from acquired companies, and other less significant charges.

General and administrative expenses increased $6.0 million during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $1.9 million as a result of acquisitions; (ii) an increase in depreciation and amortization expense of $1.0 million due to the addition of property and equipment and intangible assets related to acquisitions; and (iii) an increase in cost to deliver of $0.9 million related to the growth in net sales, and additional expenses from acquired companies.

Home Care & Hospice

General and administrative expenses increased $1.0 million during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. This increase was partly attributable to higher costs to deliver related to acquisitions and cost of facilities shared with the skilled nursing facilities business.

Shared Services

General and administrative expenses decreased $1.2 million during the six months ended September 28, 2012, when compared to the same period in the prior fiscal year. This decrease was attributable to a decrease in incentive and stock-based compensation expense of $2.6 million related to a change in estimated payouts of performance incentives and the modification of the Performance Shares for certain of the Company’s executive officers, partially offset by an increase in overall medical expenses of $2.3 million.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period:

	For the Three Months Ended					For the Six Months Ended
	September 28, 2012		September 30, 2011			September 28, 2012		September 30, 2011
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician	$23.2	9.1%	$21.5	8.5%	$1.7	$45.6	8.9%	$41.5	8.4%	$4.1
Laboratory	9.9	8.6	8.0	8.5	1.9	19.0	8.6	15.7	8.5	3.3
Dispensing	3.0	12.5	1.9	9.9	1.1	6.0	12.9	4.2	10.6	1.8
Home Care & Hospice	0.8	3.3	0.8	3.1	—	1.7	3.3	1.6	3.1	0.1

Total	$36.9	8.8%	$32.2	8.2%	$4.7	$72.3	8.7%	$63.0	8.2%	$9.3

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars, gross margin, and other measures of profitability. The change in selling expenses for the Physician, Laboratory, Dispensing, and Home Care & Hospice businesses was relatively consistent with the change in gross profit dollars and gross margin during the three and six months ended September 28, 2012. In addition, the Company continues to expand its sales force and add health systems sales personnel, which contributed to increased selling expenses.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period:

	For the Three Months Ended					For the Six Months Ended
	September 28, 2012		September 30, 2011			September 28, 2012		September 30, 2011
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$5.9	31.5%	$9.5	36.9%	$(3.6)	$10.3	32.2%	$15.4	36.8%	$(5.1)

The effective rate for the three and six months ended September 28, 2012 was partially impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization, completed during the third quarter of fiscal year 2012, increased responsibilities and contributions of the non-U.S. subsidiaries, proportionally increasing their income and reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, an increase in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate. The Company expects this global reorganization to continue to have a sustained positive impact on its effective tax rate; however, the Company cannot determine what impact, if any, the strategic restructuring plan may have on the tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	September 28, 2012	September 30, 2011
Days Sales Outstanding: (a)
Consolidated	41.6	41.4

Days On Hand: (b)
Consolidated	55.4	54.9

Days in Accounts Payable: (c)
Consolidated	42.8	41.2

Cash Conversion Days: (d)
Consolidated	54.2	55.2

Inventory Turnover: (e)
Consolidated	6.5	6.6

Return on Committed Capital (f)
Consolidated	38.1%	46.4%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income plus (i) provision for income taxes, (ii) amortization, and (iii) interest expense; less interest income for the current quarterly period. Average committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt, for the current and previous quarterly periods, divided by two.

In addition to cash flow, the Company monitors other components of liquidity and capital structure, including the following:

	As of
(dollars in millions)	September 28, 2012	March 30, 2012
Capital Structure:
2012 Notes(a)	$250.0	$250.0
2008 Notes(a)	209.8	204.9
Cash and cash equivalents	(122.4)	(163.2)

Net debt	337.4	291.7
Total equity	411.2	390.8

Total Capital	$748.6	$682.5

Operating Working Capital:
Accounts receivable, net	$194.3	$189.5
Inventories	165.6	147.2
Accounts payable	(132.1)	(118.7)

Operating Working Capital	$227.8	$218.0

(a)	Outstanding debt is presented in order of seniority.

Cash Flows from Operating Activities

Net cash provided by operating activities was $48.5 million and $57.5 million for the six months ended September 28, 2012 and September 30, 2011, respectively. The decline in cash provided by operating activities was the result of an increase in operating working capital of $9.8 million.

As of September 28, 2012, the Company has a deferred income tax liability of $17.3 million (tax-effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability will be fully deferred for the next two years and paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $81.2 million and $21.3 million during the six months ended September 28, 2012 and September 30, 2011, respectively, and included the following:

•

Capital expenditures totaled $11.0 million and $9.7 million during the six months ended September 28, 2012 and September 30, 2011, respectively, of which approximately $8.9 million and $8.1 million, respectively, related primarily to the development and enhancement of the Company’s ERP and supply chain systems, electronic commerce platforms, and internal productivity software. Capital expenditures related to distribution center expansions and enhancements were approximately $0.9 million and $0.6 million during the six months ended September 28, 2012 and September 30, 2011, respectively.

•

Payments for business acquisitions, net of cash acquired, were $68.7 million and $10.0 million during the six months ended September 28, 2012 and September 30, 2011, respectively. See Footnote 2, Purchase Business Combinations, for additional information.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.1 million and $30.7 million during the six months ended September 28, 2012 and September 30, 2011, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 0.4 million shares of common stock at an average price of $20.26 per common share for approximately $7.7 million, during the six months ended September 28, 2012. The Company repurchased approximately 3.1 million shares of common stock at an average price of $26.34 per common share for approximately $80.9 million, during the six months ended September 30, 2011.

•

The Company recognized excess tax benefits from stock-based compensation arrangements of approximately $0.3 million and $1.3 million during the six months ended September 28, 2012 and September 30, 2011, respectively.

•

The Company paid debt issuance costs of approximately $0.7 million during the six months ended September 28, 2012. The Company did not pay debt issuance costs during the six months ended September 30, 2011.

•

The Company did not borrow on its RLOC during the six months ended September 28, 2012. The Company borrowed $131.6 million and repaid $81.6 million on its RLOC resulting in an outstanding balance of $50.0 million during the six months ended September 30, 2011.

•

There were no contingent consideration payments made during the six months ended September 28, 2012. The Company paid $1.0 million in contingent consideration during the six months ended September 30, 2011 related to an earn-out from a prior period acquisition.

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

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the RLOC, proceeds from the issuance of its 2012 Notes, capital markets, and/or other financing arrangements.

During the six months ended September 28, 2012, the Company’s Board of Directors approved a strategic restructuring plan. The restructuring plan will include the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. The sale of the businesses are expected to increase the Company’s available cash balances, while reducing the Company’s assets used to calculate its borrowing base under the RLOC. The Company estimates availability under the RLOC would be approximately $201.8 million as of September 28, 2012 as adjusted for the sale of these two businesses.

As of September 28, 2012, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future contractual obligations table included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

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

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of September 28, 2012, the purchased options were “in the money” and would have been convertible into approximately 0.7 million shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Change in Control

If a change in control of the Company occurs, as discussed in Footnote 15, Subsequent Events, each holder of the 2012 Notes will have the right to require the Company to repurchase all or part of their outstanding notes for cash at 101% of the aggregate principal amount of the securities repurchased plus accrued and unpaid interest. Each holder of the 2008 Notes will have the opportunity to exchange all or part of their outstanding notes for cash at a price determined under the related indenture.

Additionally, upon the occurrence of a change in control (i) all outstanding options shall become fully exercisable, (ii) time-based vesting restrictions on all outstanding awards shall lapse, and (iii) the target payout opportunities attainable under all outstanding performance-based awards shall be deemed to have been fully earned as of the date of the change in control based upon an assumed achievement of all relevant performance goals at the target level.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The objective of the amendments in this Accounting Standards Update (“ASU”) is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This ASU permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, or the Company’s fiscal year 2014. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update.

During the six months ended September 28, 2012, the Company adopted an ASU that provides new guidance on the presentation of comprehensive income and requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations, as the Company has no other comprehensive income items to disclose.

During the six months ended September 28, 2012, the Company adopted an ASU that amends guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure is required by this update, including an explanation of qualitative factors used in the goodwill analysis. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012, other than those noted below:

Risks Related to the Planned Merger:

The merger with McKesson Corporation is subject to customary closing conditions.

The merger with McKesson Corporation is subject to customary closing conditions, including all necessary regulatory clearances and the approval of the Company’s shareholders. The timing of the merger is subject to factors beyond the Company’s control. While the Company expects to complete the merger shortly following a special shareholder meeting, the merger may not be completed by such time or at all.

Failure to complete the merger could negatively impact the market price of the Company’s common stock and the Company’s future business and financial results.

Failure to complete the merger with McKesson Corporation could negatively impact the market price of the Company’s common stock to the extent that the current market price reflects an assumption that the merger will be completed. In addition, such failure could negatively impact the Company’s future business and financial results because of, among other things, the disruption that could occur as a result of uncertainties relating to a failure to complete the merger and the potential inability to recover certain transaction costs related to the merger. In addition, the attention of the Company’s management will have been diverted to the merger instead of the Company’s operations and pursuit of other opportunities that could have been beneficial to the Company.

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

The following table summarizes the Company’s repurchase activity during the three months ended September 28, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
June 30 - July 28	—	$—	—	67,355
July 29 - August 28	9,696	21.63	9,696	57,659
August 29 - September 28	2,502	22.61	2,502	55,157

Total second quarter	12,198	$21.83	12,198	55,157

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 24, 2012, among PSS World Medical, Inc., McKesson Corporation and Palm Merger Sub, Inc. (1)

10.1	Form of Nonstatutory Stock Option Certificate.

10.2	Amendment to Employment Agreement, dated as of September 14, 2012, by and between the Company and Joshua H. DeRienzis.

10.3	Amendment to Employment Agreement, dated as of September 13, 2012, by and between the Company and Mark E. Steele.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnote Reference

(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed October 25, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on November 7, 2012.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)