Form 10-Q
period 2012-12-28
PSS WORLD MEDICAL INC
filed 2013-02-06
CIK 920527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

or

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

The number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of February 1, 2013 was 50,328,830 shares.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

DECEMBER 28, 2012

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

Words such as “anticipates,” “expects,” “intends,” “plans,” “purpose,” “mission,” “believes,” “seeks,” “estimates,” “may,” “could,” and similar expressions identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q that involve risks and uncertainties include, without limitation:

•

Management’s expectation that the Company will complete the combination with McKesson Corporation under the terms disclosed within the Agreement and Plan of Merger, as discussed in Footnote 3, Discontinued Operations and Plan of Merger;

•

Management’s belief that the lawsuit filed on behalf of an alleged public stockholder of PSS is without merit and will not delay the planned merger with McKesson Corporation, as discussed in Footnote 13, Commitments and Contingencies;

•

Management’s belief that the outcome of other legal proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations;

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

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2012 AND MARCH 30, 2012

(Dollars in Thousands)

	December 28, 2012	March 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$216,134	$163,152
Accounts receivable, net of allowance for doubtful accounts of $4,004 and $3,410 as of December 28, 2012 and March 30, 2012, respectively	204,186	189,542
Inventories	177,482	147,198
Prepaid expenses	6,354	4,936
Other current assets	53,120	39,250
Assets held for sale (a)	252,420	277,378

Total current assets	909,696	821,456
Property and equipment, net of accumulated depreciation of $148,611 and $134,235 as of December 28, 2012 and March 30, 2012, respectively	82,420	80,151
Other Assets:
Goodwill	143,476	109,457
Intangibles, net of accumulated amortization of $19,008 and $14,037 as of December 28, 2012 and March 30, 2012, respectively	52,270	33,546
Other assets	118,954	111,360

Total assets (a)	$1,306,816	$1,155,970

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$147,379	$118,719
Accrued expenses	55,892	37,436
Current portion of long-term debt	212,387	—
Other current liabilities	39,842	8,015
Liabilities held for sale (a)	40,516	37,640

Total current liabilities	496,016	201,810
Long-term debt, excluding current portion	250,000	454,916
Other noncurrent liabilities	109,431	108,433

Total liabilities (a)	855,447	765,159

Commitments and contingencies (Note 13)
Equity:
PSS World Medical Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized, 50,328,843 and 50,312,323 shares issued and outstanding as of December 28, 2012 and March 30, 2012, respectively	495	495
Retained earnings	447,779	386,633

Total PSS World Medical, Inc. shareholders’ equity	448,274	387,128
Noncontrolling interest	3,095	3,683

Total equity	451,369	390,811

Total liabilities and equity	$1,306,816	$1,155,970

(a)	See Footnote 3, Discontinued Operations and Plan of Merger, for discussion of assets and liabilities held for sale. See Footnote 4, Variable Interest Entity, for discussion of the assets and liabilities related to the Company’s consolidated variable interest entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 28, 2012 AND DECEMBER 30, 2011

(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net sales	$433,912	$394,203	$1,264,099	$1,166,404
Cost of goods sold	288,500	263,122	840,222	782,723

Gross profit	145,412	131,081	423,877	383,681

General and administrative expenses	83,858	70,436	241,810	210,046
Selling expenses	37,547	32,707	109,835	95,686

Income from operations	24,007	27,938	72,232	77,949

Other income (expense):
Interest expense	(8,778)	(4,784)	(25,820)	(13,864)
Interest income	16	15	43	59
Other income, net	415	596	1,138	1,564

Other expense, net	(8,347)	(4,173)	(24,639)	(12,241)

Income from continuing operations before provision for income taxes	15,660	23,765	47,593	65,708
Provision for income taxes	5,126	7,943	15,420	23,382

Income from continuing operations	10,534	15,822	32,173	42,326
Discontinued operations:
Income from discontinued operations, net of taxes	2,335	4,307	6,626	12,075
Gain on sale of discontinued operation, net of taxes	25,778	—	25,778	—

Total income from discontinued operations	28,113	4,307	32,404	12,075

Net income	38,647	20,129	64,577	54,401
Net income (loss) attributable to noncontrolling interest	(73)	(3)	(157)	48

Net income attributable to PSS World Medical, Inc.	$38,720	$20,132	$64,734	$54,353

Earnings per common share - Basic:
Continuing operations	$0.21	$0.31	$0.65	$0.80
Discontinued operations	0.57	0.08	0.66	0.23

Attributable to PSS World Medical, Inc.	$0.78	$0.39	$1.31	$1.03

Earnings per common share - Diluted:
Continuing operations	$0.20	$0.30	$0.63	$0.78
Discontinued operations	0.54	0.08	0.64	0.22

Attributable to PSS World Medical, Inc.	$0.74	$0.38	$1.27	$1.00

Weighted average common shares outstanding:
Basic	49,466	51,308	49,464	52,594
Diluted	52,252	52,435	50,863	54,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 28, 2012 AND DECEMBER 30, 2011

(Dollars in Thousands)

	Nine Months Ended
	December 28, 2012	December 30, 2011
Cash Flows From Operating Activities:
Net income	$64,577	$54,401
Less: Income from discontinued operations	(32,404)	(12,075)

Income from continuing operations	32,173	42,326

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	16,799	15,861
Benefit from deferred income taxes	(13,702)	(4,083)
Amortization of debt discount and issuance costs	8,709	7,588
Amortization of intangible assets	7,280	4,966
Noncash compensation expense	4,126	5,944
Provision for doubtful accounts	1,808	1,647
Provision for deferred compensation	810	838
Gain on sale of property and equipment	(9)	(2)
Changes in operating assets and liabilities, net of effects from business combinations and discontinued operations:
Accounts receivable, net	(5,064)	(2,326)
Inventories	(22,252)	(33,833)
Prepaid expenses and other current assets	(9,669)	29,921
Other assets	(5,535)	(21,530)
Accounts payable	24,705	25,700
Accrued expenses and other liabilities	32,761	(31,905)

Net cash provided by operating activities from continuing operations	72,940	41,112
Net cash provided by discontinued operations	13,546	24,857

Net cash provided by operating activities	86,486	65,969

Cash Flows From Investing Activities:
Payments for business acquisitions, net of cash acquired	(73,558)	(16,794)
Capital expenditures	(16,462)	(15,622)
Other	(168)	(189)
Proceeds from sale of discontinued operations, net	66,533	—
Net cash used in investing activities, discontinued operations	(1,812)	(24,827)

Net cash used in investing activities	(25,467)	(57,432)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(7,803)	(115,760)
Excess tax benefits from stock-based compensation arrangements	390	1,443
Payment for debt issuance costs	(685)	(1,835)
Proceeds from exercise of stock options	61	555
Proceeds from borrowings on the revolving line of credit	—	325,783
Repayments on the revolving line of credit	—	(209,533)
Payment of contingent consideration on business acquisitions	—	(4,000)
Payments under capital lease obligations	—	(547)
Other	—	(1,523)
Net cash used in financing activities, discontinued operations	—	(30)

Net cash used in financing activities	(8,037)	(5,447)

Net increase in cash and cash equivalents	52,982	3,090
Cash and cash equivalents, beginning of period	163,152	29,348

Cash and cash equivalents, end of period	$216,134	$32,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSS WORLD MEDICAL, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2012 AND DECEMBER 30, 2011

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

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of PSS World Medical, Inc. and its wholly-owned subsidiaries (the “Company” or “PSS”). The Company holds an interest in a variable interest entity (“VIE”) that is consolidated by the Company. See Footnote 4, Variable Interest Entity, for additional information. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated balance sheet as of March 30, 2012 has been derived from the Company’s audited consolidated financial statements for the fiscal year ended March 30, 2012, adjusted for discontinued operations. The financial statements and related notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012 and are reported as of the most recent quarter end, December 28, 2012, as discussed below and further in Footnote 3, Discontinued Operations and Plan of Merger.

The Company reports its year-end and quarter-end financial position, results of operations, and cash flows as of the Friday closest to calendar month end, determined using the number of business days. Fiscal years 2013 and 2012 each consist of 52 weeks or 253 selling days. The three and nine months ended December 28, 2012 and December 30, 2011 each consist of 62 and 189 selling days, respectively.

The results of operations for the interim periods covered by this report may not be indicative of operating results for the full fiscal year or any other interim periods.

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) under which McKesson Corporation will acquire all of PSS World Medical Inc.’s outstanding shares for $29.00 per share in cash. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including the approval of the Company’s shareholders. See Footnote 3, Discontinued Operations and Plan of Merger, for additional information.

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan (“the restructuring plan”) designed to transform the Company. The restructuring plan included the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. Additionally, the plan included the integration of all distribution operations into one common distribution infrastructure, and the redesign of the Company’s shared services segment. On November 5, 2012, the Company completed the sale of its specialty dental distribution business. As of December 28, 2012, the Company determined that the business serving skilled nursing facilities met the held for sale criteria, and therefore, its results are presented separately as discontinued operations within the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, and the Unaudited Condensed Consolidated Statements of Cash Flows. See Footnote 3, Discontinued Operations and Plan of Merger, for additional information.

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

During the nine months ended December 28, 2012, the Company adopted an ASU that provides new guidance on the presentation of comprehensive income and requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations, as the Company has no other comprehensive income items to disclose.

During the nine months ended December 28, 2012, the Company adopted an ASU that amends guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure is required by this update, including an explanation of qualitative factors used in the goodwill analysis. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations.

Stock Repurchase Program

From time to time, the Company’s Board of Directors authorizes the purchase of its outstanding common shares. The Company is authorized to repurchase a determined amount of its total common stock, which can be made in the open market, privately negotiated transactions, and other transactions publicly disclosed through filings with the SEC.

The following table summarizes the common stock repurchases and Board of Directors authorizations during the period from March 30, 2012 to December 28, 2012:

(in thousands)	Shares
Shares available for repurchase as of March 30, 2012	437
Shares repurchased	(385)

Shares available for repurchase as of December 28, 2012	52

During the three months ended December 28, 2012, there were no material repurchases of common stock. During the nine months ended December 28, 2012, the Company repurchased approximately 0.4 million shares of common stock at an average price of $20.27 per common share for $7,803, which reduced common stock and additional paid-in capital by approximately $4 and $7,799, respectively.

During fiscal year ended March 30, 2012, the Company’s additional paid-in capital balance was reduced to zero as a result of share repurchases. In accordance with ASC 505, Equity, retirements of the Company’s shares may be recorded to additional paid-in capital to the extent that previous net gains from sales or retirements of the same class of stock remain, and otherwise should be recorded to retained earnings. As of December 28, 2012 and March 30, 2012, retained earnings was reduced by $3,514 and $7,154, respectively, which represented share repurchases occurring after the additional paid-in capital balance had been reduced to zero.

2.	PURCHASE BUSINESS COMBINATIONS

During the nine months ended December 28, 2012, the Company completed acquisitions that were individually immaterial but material in the aggregate (the “2013 acquisitions”). Net sales attributable to the 2013 acquisitions since their respective acquisition dates were approximately $65,619. The combined purchase price of the 2013 acquisitions was $78,497, of which $3,900 was held in escrow and $6,550 was held by the Company to secure certain potential future adjustments or claims. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill related to the 2013 acquisitions in the amount of $33,676 is tax deductible.

As of December 28, 2012, the purchase accounting for the 2013 acquisitions and certain acquisitions made during fiscal year 2012 (“the 2012 acquisitions”) had not been finalized, due to pending valuation analysis results and working capital adjustments. Therefore, the fair value of the assets acquired and liabilities assumed as of the acquisition dates may continue to be adjusted in future periods.

During the nine months ended December 28, 2012, the Company received cash payments of $450 and paid $2,075 for working capital adjustments related to prior year acquisitions and other acquisition-related adjustments. Additionally, the Company paid $4,000 in contingent consideration during the nine months ended December 30, 2011 related to the earn-out components of purchase agreements executed in fiscal year 2010. There were no contingent consideration payments during the nine months ended December 28, 2012.

Opening Balance Sheets

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of the 2013 and 2012 acquisitions, as adjusted:

	2013 acquisitions			2012 acquisitions
(in thousands)	Opening Balance Sheet	Measurement Period Adjustment	Opening Balance Sheet As Adjusted December 28, 2012	Opening Balance Sheet As Adjusted March 30, 2012	Measurement Period Adjustment	Opening Balance Sheet As Adjusted December 28, 2012
Current assets (a)	$21,057	$(836)	$20,221	$7,188	$(249)	$6,939
Assets held for sale	—	—	—	40,570	75	40,645
Goodwill	36,971	(3,295)	33,676	22,574	343	22,917
Intangible assets	21,780	4,030	25,810	10,020	—	10,020
Noncurrent assets (b)	4,756	—	4,756	4,741	—	4,741
Accounts payable and other current liabilities	(6,067)	(305)	(6,372)	(3,297)	(25)	(3,322)
Liabilities held for sale	—	—	—	(11,755)	—	(11,755)
Noncurrent liabilities (c)	—	—	—	(406)	—	(406)

Net assets acquired	$78,497	$(406)	$78,091	$69,635	$144	$69,779

(a)	The following represents balances within Current assets as of December 28, 2012: 2013 acquisitions – accounts receivable $11,388, inventory $8,225, and other current assets $608; 2012 acquisitions – accounts receivable $3,765, inventory $1,603, current deferred income taxes $675, and other current assets $896.
(b)	The following represents balances within Noncurrent assets as of December 28, 2012: 2013 acquisitions – property and equipment $4,721 and other noncurrent assets $35; 2012 acquisitions – property and equipment $40 and other noncurrent assets $4,701.
(c)	The following represents balances within Noncurrent liabilities as of December 28, 2012: 2012 acquisitions – noncurrent deferred tax liabilities $380 and other noncurrent liabilities $26.

The following table presents unaudited pro forma financial information as if the closing of the 2013 acquisitions had occurred on the first day of fiscal year 2012 (April 2, 2011) after giving effect to certain purchase accounting adjustments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net sales:
PSS World Medical, Inc. (as reported)	$433,912	$394,203	$1,264,099	$1,166,404
Supplemental Net Sales - 2013 acquisitions (a)	1,709	31,200	18,512	91,085

Total Pro Forma Net Sales	$435,621	$425,403	$1,282,611	$1,257,489

Net income attributed to PSS World Medical, Inc.:
PSS World Medical, Inc. (as reported)	$38,720	$20,132	$64,734	$54,353
Supplemental Net Income - 2013 acquisitions (a)	21	667	140	1,809

Total Pro Forma Net Income	$38,741	$20,799	$64,874	$56,162

Net income per common share:
Basic	$0.78	$0.41	$1.31	$1.07
Diluted	$0.74	$0.40	$1.28	$1.03

(a)	Represents pro forma net sales and net income balances during the period which are not already included in the net sales and net income balances of PSS World Medical, Inc. (as reported). Therefore, Supplemental net sales and Supplemental net income balances during the three and nine months ended December 28, 2012 will represent partial periods based on the date of acquisition.

Pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the 2013 acquisitions occurred on the date indicated above or that may result in the future and does not reflect potential synergies, integration costs or other such costs and savings.

3.	DISCONTINUED OPERATIONS AND PLAN OF MERGER

Discontinued Operations

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company. The restructuring plan included the sale of two businesses serving skilled nursing facilities and specialty dental practices, the integration of all distribution operations into one common distribution infrastructure, and the redesign of the Company’s shared services segment. As of June 29, 2012, the Company determined that the businesses met the held for sale criteria, and therefore, the results are presented separately as discontinued operations within the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations, and the Unaudited Condensed Consolidated Statements of Cash Flows.

On November 5, 2012, the Company completed the sale of its specialty dental distribution business to a third party (“Buyer”), pursuant to an Asset Purchase Agreement dated as of September 26, 2012. Under the Asset Purchase Agreement, the purchase price was $68,000 plus an adjustment for the difference between the base working capital and the final closing working capital. The cash proceeds received during third quarter of fiscal year 2013 were reduced by approximately $1,467 for transaction costs. Cash proceeds received from the transaction were approximately $66,533. In connection with the closing of the transaction, the Company and the Buyer entered into a Transition Services Agreement, pursuant to which the Company will provide certain services to the Buyer for a period not to exceed one year. The incremental costs incurred related to providing services under the transition services agreement are included in general and administrative expenses and the reimbursement for these expenses are included in other income in the accompanying statements of operations.

The results of operations of the specialty dental distribution business and the estimated gain on sale have been classified as discontinued operations. The estimated gain on sale is subject to change based on final measurement period adjustments made to the purchase price.

The assets and liabilities of discontinued operations included on the Unaudited Condensed Consolidated Balance Sheets as of December 28, 2012 and March 30, 2012 are as follows:

	December 28, 2012	March 30, 2012
(in thousands)
Accounts receivable, net	$63,829	$68,158
Inventories	64,877	66,388
Prepaid and other current assets	6,621	7,068
Property and equipment, net	22,234	20,885
Goodwill	80,514	92,295
Intangibles, net	12,946	21,054
Other noncurrent assets	1,399	1,530

Assets held for sale	$252,420	$277,378

Accounts payable	$26,569	$27,814
Accrued expenses	9,540	4,317
Other current liabilities	3,343	4,026
Other noncurrent liabilities	1,064	1,483

Liabilities held for sale	$40,516	$37,640

The following table summarizes the net sales and total income from discontinued operations for the three and nine months ended December 28, 2012 and December 30, 2011:

	For the Three Months Ended		For the Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
(in thousands)
Net sales	$121,908	$133,492	$386,689	$396,729
Income from discontinued operations before provision for income taxes(a)	45,527	6,768	52,730	19,491
Provision for income taxes	17,414	2,461	20,326	7,416

Income from discontinued operations, net of taxes	$28,113	$4,307	$32,404	$12,075

(a)	For the three and nine months ended December 28, 2012, amount includes a gain on sale of $41,745.

During the nine months ended December 28, 2012, the Company incurred $7,306 of costs associated with the strategic restructuring plan, including retention bonuses for employees and accounting, legal, and other professional fees.

Plan of Merger

On October 24, 2012, the Company entered into the Merger Agreement with McKesson Corporation, a Delaware corporation (“Parent”) and Palm Merger Sub, Inc., a Florida corporation and a direct wholly owned Subsidiary of Parent (together with Parent, the “Acquiring Parties”) under which the Acquiring Parties will acquire all of the Company’s outstanding shares for $29.00 per share in cash. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including the approval of the Company’s shareholders.

During the nine months ended December 28, 2012, the Company incurred $4,726 of costs associated with the planned merger, including retention bonuses for employees and accounting, legal, and other professional fees.

Debt Agreements

If a change in control of the Company occurs, each holder of the 2012 Notes will have the right to require the Company to repurchase all or part of their outstanding notes for cash at 101% of the aggregate principal amount of the securities repurchased plus accrued and unpaid interest. On January 25, 2013, the Company provided a conditional notice to the holders of the 2012 Notes that the Company has elected to redeem all of the 2012 Notes outstanding on February 25, 2013 (the “Redemption Date”). On the Redemption Date, the 2012 Notes will be redeemed at a redemption price equal to 100% of the principal amount plus a redemption premium and accrued and unpaid interest. The redemption is contingent upon the completion of the merger with McKesson.

Additionally, upon the occurrence of a change in control, each holder of the 2008 Notes will have the opportunity to exchange all or part of their outstanding notes for cash at a price determined under the related indenture. On February 1, 2013, the Company provided notice to the holders of the 2008 Notes that the planned merger with McKesson would constitute a fundamental change as defined by the related indenture, and that on or around the date of the planned merger, the holders of common stock of the Company shall be entitled to receive consideration for each share of common stock owned. This entitlement is contingent upon the completion of the merger with McKesson.

Incentive Compensation

Additionally, upon the occurrence of a change in control (i) all outstanding employee options shall become fully exercisable, (ii) time-based vesting restrictions on all outstanding restricted stock awards shall lapse, and (iii) the target payout opportunities attainable under all outstanding performance-based equity and cash-based awards shall be deemed to have been fully earned as of the date of the change in control based upon an assumed achievement of all relevant performance goals at the target level.

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

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan which included the sale of two business units serving skilled nursing facilities and specialty dental practices. The Company’s variable interest in Pathway has been included in the disposal group as part of the restructuring plan. See Footnote 3, Discontinued Operations and Plan of Merger, for additional information on the Company’s fiscal year 2013 strategic restructuring plan and corresponding discontinued operations.

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

The following table sets forth computational data for the denominator in the basic and diluted earnings per common share calculation for the three and nine months ended December 28, 2012 and December 30, 2011:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Denominator-weighted average shares outstanding used in computing basic earnings per common share	49,466	51,308	49,464	52,594
Assumed conversion of the 2008 Notes	2,241	648	926	1,482
Assumed vesting of restricted stock	527	419	455	444
Assumed exercise of stock options (a)	18	60	18	73

Denominator-weighted average shares outstanding used in computing diluted earnings per common share	52,252	52,435	50,863	54,593

(a)	There were no anti-dilutive options outstanding as of December 28, 2012 and December 30, 2011.

The Company included shares underlying its 2008 Notes in its diluted weighted average shares outstanding during the three and nine months ended December 28, 2012. Under the treasury stock method of accounting for share dilution, shares that would be issuable upon conversion were included, based upon the amount by which the average stock price for the period exceeded the conversion price of $21.22.

If the average price of the Company’s common stock exceeds $28.29 per share, additional potential shares that may be issued related to outstanding warrants, using the treasury stock method, will also be included. Prior to conversion, certain outstanding purchased options are not considered for purposes of the dilutive earnings per share calculation as their effect is considered to be anti-dilutive.

6.	ACCRUED EXPENSES

Accrued expenses from continuing operations as of December 28, 2012 and March 30, 2012 were as follows:

	As of
(in thousands)	December 28, 2012	March 30, 2012
Accrued payroll	$23,796	$14,913
Accrued interest	8,227	2,565
Accrued annual incentive compensation	5,318	1,184
Other (a)	18,551	18,774

Accrued expenses	$55,892	$37,436

(a)	Amounts within the “Other” category of total accrued expenses were not considered individually significant as of December 28, 2012 and March 30, 2012.

7.	INCENTIVE AND STOCK-BASED COMPENSATION

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

PARS Units

The PARS Units will vest on the five-year anniversary of the grant date and convert to shares of common stock, subject to accelerated vesting after three years if the Company achieves an income from continuing operations target, excluding the effect of any restructuring charges and exit costs and the impact of any changes in generally accepted accounting principles promulgated by standard setting bodies. Upon vesting, the grantees may defer acceptance of the units to a later date, whereas the units will remain outstanding. Additionally, PARS Units will vest upon a change in control, as discussed in Footnote 3, Discontinued Operations and Plan of Merger.

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

The remaining Performance Shares will be measured based on relative total shareholder return (“TSR”), or the Company’s stock price return as compared to companies in the Midcap 400 Index as of the beginning of the 3-year period running from fiscal year 2013 to fiscal year 2015. Upon a change in control, Performance Shares will vest at the target, as discussed in Footnote 3, Discontinued Operations and Plan of Merger.

The fair value of the TSR awards is calculated using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the derived service periods using the straight-line method regardless of the outcome of the market conditions, so long as the award holder remains an employee through the derived service period.

The Monte Carlo simulation model utilized the following inputs and assumptions:

As of
June 29, 2012
Term of award (in years)	3
Volatility	28.1%
Risk-free interest rate	0.4%
Expected dividend yield	0.0%
Actual TSR	(18.9)%
Stock beta	0.7
Fair value	$24.63

Stock Options

On July 2, 2012, the Company granted 305,185 stock options under the Company’s 2006 incentive Stock Plan to certain of the Company’s executive officers. The stock options are exercisable on or after the third anniversary date provided the closing price at the time of exercise is at least $27.05. Additionally, the stock options will vest upon a change in control, as discussed in Footnote 3, Discontinued Operations and Plan of Merger.

The fair value of stock options granted was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

As of
July 2, 2012
Expected dividend yield	0.0%
Volatility	30.0%
Risk-free interest rate	0.85%
Expected life (in years)	6.0

Based on these assumptions, the estimated fair value of the options granted during the nine months ended December 28, 2012, was approximately $1,935. As of December 28, 2012, there was $1,617 of unrecognized compensation cost related to the options granted during the nine months ended December 28, 2012.

Stock Award Modification

During the nine months ended December 28, 2012, the Compensation Committee approved an amendment to the outstanding Performance Shares and PARS Units held by certain of the Company’s executive officers to provide that the calculation of the earnings per share targets and the Company’s level of achievement of such targets will be based on earnings per share from continuing operations, excluding the effect of any restructuring charges and exit costs. The earnings per share growth rates that must be achieved in order to earn the awards were not changed.

Based on the revised performance targets, stock based compensation expenses decreased $901 ($559, net of tax), or $0.01 per diluted share during the nine months ended December 28, 2012.

Change in Estimate

During the three and nine months ended December 28, 2012, the Company changed its estimate of the number of shares to be earned on its performance based awards.

During the three months ended December 28, 2012, the Company did not recognize stock-based compensation expense as a result of the change in performance estimate on TSRs. During the nine months ended December 28, 2012, stock based compensation expenses related to performance shares decreased $1,480 ($918, net of tax), or $0.02 per diluted share.

Activity for Stock-Based Awards

Outstanding stock-based awards granted under equity incentive plans as of December 28, 2012 and March 30, 2012 are as follows:

	Performance-Based Awards				Time-Based Awards		Stock Options
	Performance Shares	PARS		TSR
(in thousands)	Units	Units	Shares	Units	Shares	Deferred Units	Shares
Balance, March 30, 2012	301	274	471	—	302	8	49
Granted	144	118	15	59	159	3	305
Increase (decrease) from change in estimate	(221)	—	—	59	—	—	—
Vested / Exercised	(139)	(88)	—	—	(65)	—	(8)
Forfeited	(85)	—	(19)	—	(14)	—	—
Expired	—	—	—	—	—	—	—

Balance, December 28, 2012	—	304	467	118	382	11	346

Total stock-based compensation expense included in income from continuing operations during the three months ended December 28, 2012 and December 30, 2011 was approximately $1,634 and $1,949, respectively, with related income tax benefits of $621 and $741, respectively. Total stock-based compensation expense included in income from continuing operations during the nine months ended December 28, 2012 and December 30, 2011 was approximately $3,164 and $5,357, respectively, with related income tax benefits of $1,202 and $2,036, respectively. No stock-based compensation expense was included in income from discontinued operations.

As of December 28, 2012, there was $12,587 of unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the stock incentive plans. If the merger with McKesson should not be completed, the compensation cost related to these non-vested awards would be recognized over a weighted average period of 4.2 years.

8.	DEBT

Outstanding debt consists of the following, in order of seniority:

	As of
(in thousands)	December 28, 2012	March 30, 2012
2012 Notes	$250,000	$250,000
2008 Notes	212,387	204,916

Total debt	462,387	454,916
Less: Current portion of long-term debt	212,387	—

Long-term debt	$250,000	$454,916

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

The gross carrying value of the Company’s 2012 Notes as of December 28, 2012 and March 30, 2012 was $250,000 and the fair value, which is estimated using a third party valuation model, was approximately $295,000 and $257,500, respectively.

Refer to Footnote 3, Discontinued Operations and Plan of Merger, for information related to the Company’ pending merger with McKesson.

2008 Notes

In August 2008, the Company issued $230.0 million principal amount 3.125% senior convertible notes, which mature on August 1, 2014 (the “2008 Notes”). Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis. Conversion may be triggered during any calendar quarter in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than $27.59 per share or, as defined, 130% of the applicable conversion price of $21.22 per share (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was met during the nine months ended December 28, 2012 and the notes may be converted into cash and common stock. As of December 28, 2012, the if-converted value exceeded the principal amount of the 2008 Notes by $82,976. Accordingly, the Company reclassified the net book value of the 2008 Notes from Long-term debt, excluding current portion to Current portion of long-term debt on the Unaudited Condensed Consolidated Balance Sheets. See Footnote 5, Earnings Per Share, for additional information.

Refer to Footnote 3, Discontinued Operations and Plan of Merger, for information related to the Company’ pending merger with McKesson.

As of December 28, 2012 and March 30, 2012, the fair value of the 2008 Notes was approximately $324,645 and $302,174, respectively.

The principal balances, unamortized discounts and net carrying amounts of the liability components and the equity components for the Company’s 2008 Notes as of December 28, 2012 and March 30, 2012 are as follows:

	Liability Component			Equity Component
(in thousands) 2008 Notes	Principal Balance	Unamortized Discount	Net Carrying Amount	Carrying Amount Pretax (a)

As of December 28, 2012	$230,000	$(17,613)	$212,387	$55,636

As of March 30, 2012	$230,000	$(25,084)	$204,916	$55,636

(a)	The Company recognized a deferred tax liability of $20,523 related to the issuance of the 2008 Notes.

Under the terms of the 2008 Notes agreement, certain events are triggered upon a change in control of the Company. On October 24, 2012, the Company entered into the Merger Agreement under which McKesson Corporation will acquire all of its outstanding shares. See Footnote 3, Discontinued Operations and Plan of Merger, for additional information.

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

The Company had no outstanding borrowings under the RLOC as of December 28, 2012 and March 30, 2012. After reducing availability for outstanding borrowings and letter of credit commitments, the Company has sufficient assets based on eligible accounts receivable and inventory to borrow $279.5 million under the RLOC. During the nine months ended December 28, 2012, the Company had no borrowings under the RLOC, and as a result, had no average daily interest rate for the period.

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan. The sale of the business serving skilled nursing facilities was expected to increase the Company’s available cash balances, while reducing the Company’s assets used to calculate its borrowing base under the RLOC. If the merger with McKesson should not be completed, the Company estimates availability under the RLOC would be approximately $210.2 million as of December 28, 2012, as adjusted for the assumed sale of the skilled nursing facility business.

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

As of December 28, 2012 and March 30, 2012, the fair value of the Company’s financial assets and/or liabilities are measured using Level 1 or Level 3 inputs. The following table presents the Company’s assets and liabilities which are measured at fair value on a recurring basis as of December 28, 2012 and March 30, 2012, by level within the fair value hierarchy:

(in thousands)
December 28, 2012	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$583	$583

Liabilities:
Deferred compensation (b)	$103,493	$—	$103,493
Contingent consideration (c)	—	415	415

Total liabilities	$103,493	$415	$103,908

March 30, 2012	Level 1	Level 3	Total
Assets:
Conversion option on VIE convertible note (a)	$—	$701	$701

Liabilities:
Deferred compensation (b)	$94,394	$—	$94,394
Contingent consideration (c)	—	493	493

Total liabilities	$94,394	$493	$94,887

(a)	Represents the Company’s conversion option to acquire 73% of the outstanding common stock in the Company’s consolidated variable interest entity (“VIE”), which is located in Assets held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets. See Footnote 4, Variable Interest Entity, for further information. The conversion option was calculated using an internal model that utilizes as its basis, unobservable inputs, including estimated interest rates based upon the estimated market interest rate which the VIE would have paid on a high-yield note in the open market. Significant increases (decreases) in any of those inputs would result in a significantly lower (higher) fair value measurement. The unobservable inputs are not considered to be interrelated. The remaining investment in Pathway has been eliminated in consolidation.
(b)	Represents the Company’s obligation to pay benefits under its non-qualified deferred compensation plans, which is included in Other noncurrent liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The obligation to pay benefits is based on participants’ allocation percentages to plan investments. The investments are measured using quoted market prices.
(c)	Represents the estimated fair value of the additional variable cash consideration payable in connection with the Company’s acquisitions that are contingent upon the achievement of certain performance milestones. The Company estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Significant increases (decreases) to values of the unobservable inputs would result in a significantly lower (higher) fair value measurement. The unobservable inputs are not considered to be interrelated. The liabilities are included in Liabilities held for sale on the Company’s Unaudited Condensed Consolidated Balance Sheets, depending on the period of expected payout.

The following table summarizes the change in the fair value for Level 3 instruments for the nine months ended December 28, 2012:

(in thousands)	Level 3 Instruments
Assets:
Balance as of March 30, 2012	$701
Fair value adjustment included in earnings	(118)

Balance as of December 28, 2012	$583

Liabilities:
Balance as of March 30, 2012	$493
Settlement adjustment	(133)
Fair value adjustment included in earnings	55

Balance as of December 28, 2012	$415

The carrying amounts of the Company’s current financial instruments, including cash and cash equivalents, short-term trade receivables, and accounts payable, approximate fair value due to the short-term nature of these assets and liabilities.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s supplemental disclosures for the nine months ended December 28, 2012 and December 30, 2011 are as follows:

	For the Nine Months Ended
(in thousands)	December 28, 2012	December 30, 2011
Cash paid for:
Interest	$12,445	$4,338
Income taxes, net	$22,561	$35,911

During the nine months ended December 28, 2012, the amount of cash paid for income taxes decreased primarily due to the carryover of residual payments made during fiscal year 2012.

During the nine months ended December 28, 2012, the amount of cash paid for interest increased primarily due to the first semi-annual payment made on the 2012 Notes.

During the nine months ended December 28, 2012 and December 30, 2011, the Company had no material non-cash transactions.

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

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company. The restructuring plan included the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. As part of the restructuring plan, the previously reported Physician Business and Extended Care Business segments have been realigned into four strategic business segments including: Physician, Laboratory, Dispensing, and Home Care & Hospice. Each of the segments serve a distinct customer base or provide a distinct product and service offering to the same customer base.

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

The following tables present financial information about the business segments:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net Sales:
Physician	$255,066	$248,862	$765,915	$745,934
Laboratory	135,597	96,434	356,775	280,383
Dispensing	21,231	22,695	67,630	61,921
Home Care & Hospice	21,652	25,773	72,776	76,631
Shared Services	366	439	1,003	1,535

Total net sales	$433,912	$394,203	$1,264,099	$1,166,404

Income (Loss) from Operations: (a)
Physician	$25,693	$23,936	$69,026	$68,701
Laboratory	13,295	9,838	32,626	28,265
Dispensing	(1,211)	2,740	(379)	5,372
Home Care & Hospice	2,348	2,430	6,956	7,637
Shared Services	(16,118)	(11,006)	(35,997)	(32,026)

Total income from operations	24,007	27,938	72,232	77,949

Interest expense	(8,778)	(4,784)	(25,820)	(13,864)
Interest income	16	15	43	59
Other income, net	415	596	1,138	1,564

Income from Continuing Operations Before Provision for Income Taxes:	$15,660	$23,765	$47,593	$65,708

Depreciation and Amortization: (b)
Physician	$2,582	$2,501	$7,885	$7,342
Laboratory	773	381	2,097	1,113
Dispensing	1,928	1,216	5,060	3,381
Home Care & Hospice	215	257	645	763
Shared Services	2,814	2,795	8,392	8,228

Total depreciation and amortization	$8,312	$7,150	$24,079	$20,827

	As of
	December 28, 2012	March 30, 2012
Total Assets:
Operating segments	$741,489	$610,859
Shared Services	312,907	267,733
Assets held for sale	252,420	277,378

Total assets	$1,306,816	$1,155,970

(a)	Operating income includes an allocation of costs of healthcare distribution services as defined above.
(b)	Depreciation and amortization includes an allocated cost of healthcare distribution services as defined above.

Total assets are not disclosed by operating segment as certain assets are shared amongst the segments, such as inventory and accounts receivable. It is not practicable to specifically allocate such assets to the operating segments.

12.	INCOME TAXES

The Company’s provision for income taxes and effective tax rate for the three and nine months ended December 28, 2012 and December 30, 2011 are presented in the following table:

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2012		December 30, 2011			December 28, 2012		December 30, 2011
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$5.1	32.7%	$7.9	33.4%	$(2.8)	$15.4	32.4%	$23.4	35.6%	$(8.0)

The effective rate for the three and nine months ended December 28, 2012 and December 30, 2011 was impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization increased the responsibilities and contributions of the non-U.S. subsidiaries, proportionally increasing their income and reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, an increase in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

On December 5, 2012, a putative class action complaint was filed on behalf of an alleged public stockholder of PSS. The lawsuit, Baltimore County Employee’s Retirement System v. Gary A. Corless, et al., Case No. 16-2012-CA-013015-XXXX-MA, was filed in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The defendants in the lawsuit include PSS, members of the Company’s board of directors, McKesson, The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. The lawsuit alleges, among other things, that PSS directors breached their fiduciary duties in connection with the proposed merger by failing to maximize stockholder value and by failing to disclose material information in the November 16, 2012 Preliminary Proxy Statement, and that McKesson and the Goldman Sachs entities aided and abetted the various breaches of fiduciary duty. In addition to monetary damages in an unspecified amount and other remedies, the lawsuit seeks to enjoin PSS and its directors from consummating the merger. The lawsuit is in its preliminary stage. The Company believes this lawsuit is without merit, and intends to vigorously defend against the action. The Company believes that the lawsuit will not delay the planned merger with McKesson.

The Company is party to other various legal and administrative proceedings and claims arising in the normal course of business. While any litigation contains an element of uncertainty, the Company, after consultation with legal counsel, believes that the outcome of such other proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

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

During the nine months ended December 28, 2012, the Company amended the employment agreements of certain executive officers. The amendments to the employment agreements were included as exhibits to reports previously filed with the SEC.

If a supply agreement related to the Company’s store brands, including Select Medical Products and other specialty brand products (collectively known as “store brand” or “store brands”) between a vendor and the Company were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials ordered or held by the vendor. As of December 28, 2012, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies store brand products to the Company.

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

The following tables present the condensed consolidating financial information of the Parent, the Guarantor Subsidiaries, and the subsidiaries that are not guarantors (the “Non-Guarantor Subsidiaries”) as of December 28, 2012 and March 30, 2012 and for the years ended December 28, 2012 and December 30, 2011.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$150,045	$25,217	$40,872	$—	$216,134
Accounts receivable, net	137,502	66,684	—	—	204,186
Inventories	129,811	47,465	206	—	177,482
Intercompany receivable (payable)	367,765	(352,030)	(2,355)	(13,380)	—
Prepaid expenses and other current assets	54,227	4,905	342	—	59,474
Assets held for sale	—	252,986	2,183	(2,749)	252,420

Total current assets	839,350	45,227	41,248	(16,129)	909,696
Property and equipment, net	41,784	40,564	72	—	82,420
Other Assets:
Goodwill	34,824	108,652	—	—	143,476
Intangibles, net	10,242	42,028	—	—	52,270
Investment in subsidiaries	161,501	37,719	—	(199,220)	—
Other assets	102,075	16,844	35	—	118,954

Total assets	$1,189,776	$291,034	$41,355	$(215,349)	$1,306,816

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$117,534	$29,257	$588	$—	$147,379
Accrued expenses	36,827	19,024	41	—	55,892
Current portion of long-term debt	212,387	—	—	—	212,387
Other current liabilities	29,268	10,652	(78)	—	39,842
Liabilities held for sale	—	41,956	3,152	(4,592)	40,516

Total current liabilities	396,016	100,889	3,703	(4,592)	496,016

Revolving line of credit and long-term debt, excluding current portion	250,000	—	—	—	250,000
Other noncurrent liabilities	92,392	17,039	—	—	109,431

Total liabilities	738,408	117,928	3,703	(4,592)	855,447

Equity:
PSS World Medical Inc. shareholders’ equity:
Total PSS World Medical, Inc. shareholders’ equity	451,368	173,106	37,652	(213,852)	448,274
Noncontrolling interest	—	—	—	3,095	3,095

Total equity	451,368	173,106	37,652	(210,757)	451,369

Total liabilities and equity	$1,189,776	$291,034	$41,355	$(215,349)	$1,306,816

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 30, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$117,448	$13,529	$32,175	$—	$163,152
Accounts receivable, net	137,214	22,591	29,737	—	189,542
Inventories	113,635	33,310	253	—	147,198
Intercompany receivable (payable)	290,404	(253,925)	(37,043)	564	—
Prepaid expenses and other current assets	39,483	4,590	113	—	44,186
Assets held for sale	26,975	250,522	2,526	(2,645)	277,378

Total current assets	725,159	70,617	27,761	(2,081)	821,456
Property and equipment, net	39,854	40,189	108	—	80,151
Other Assets:
Goodwill	31,319	78,138	—	—	109,457
Intangibles, net	10,435	23,111	—	—	33,546
Investment in subsidiaries	184,218	23,942	—	(208,160)	—
Other assets	95,951	15,373	36	—	111,360

Total assets	$1,086,936	$251,370	$27,905	$(210,241)	$1,155,970

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$122,254	$(4,121)	$586	$—	$118,719
Accrued expenses	20,211	17,176	49	—	37,436
Other current liabilities	2,667	5,348	—	—	8,015

Liabilities held for sale	4,025	36,456	3,095	(5,936)	37,640

Total current liabilities	149,157	54,859	3,730	(5,936)	201,810

Revolving line of credit and long-term debt, excluding current portion	454,916	—	—	—	454,916
Other noncurrent liabilities	92,052	16,381	—	—	108,433

Total liabilities	696,125	71,240	3,730	(5,936)	765,159

Equity:
PSS World Medical Inc. shareholders’ equity:
Total PSS World Medical, Inc. shareholders’ equity	390,811	179,536	24,175	(207,394)	387,128
Noncontrolling interest	—	594	—	3,089	3,683

Total equity	390,811	180,130	24,175	(204,305)	390,811

Total liabilities and equity	$1,086,936	$251,370	$27,905	$(210,241)	$1,155,970

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$309,264	$122,903	$27,295	$(25,550)	$433,912
Cost of goods sold	216,844	70,265	21,524	(20,133)	288,500

Gross profit	92,420	52,638	5,771	(5,417)	145,412
General and administrative expenses	57,262	25,468	1,128	—	83,858
Selling expenses	27,815	9,732	—	—	37,547
Equity earnings of subsidiaries	9,947	4,689	—	(14,636)	—

Income from operations	17,290	22,127	4,643	(20,053)	24,007

Other income (expense):
Interest expense	(8,770)	(8)	—	—	(8,778)
Interest income	364	(348)	—	—	16
Other income, net	249	167	(1)	—	415

Other expense, net	(8,157)	(189)	(1)	—	(8,347)

Income from continuing operations before provision for income taxes	9,133	21,938	4,642	(20,053)	15,660
(Benefit) provision for income taxes	(8,629)	13,755	—	—	5,126

Income from continuing operations	17,762	8,183	4,642	(20,053)	10,534
Income from discontinued operations, net of taxes	26,297	1,764	47	5	28,113

Net income (loss)	44,059	9,947	4,689	(20,048)	38,647
Net (loss) income attributable to noncontrolling interest	—	(120)	—	47	(73)

Net income (loss) attributable to PSS World Medical, Inc.	$44,059	$10,067	$4,689	$(20,095)	$38,720

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 30, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$293,712	$98,046	$2,445	$—	$394,203
Cost of goods sold	208,739	53,043	1,340	—	263,122

Gross profit	84,973	45,003	1,105	—	131,081
General and administrative expenses	48,723	20,815	898	—	70,436
Selling expenses	25,219	7,488	—	—	32,707
Equity earnings of subsidiaries	6,674	243	—	(6,917)	—

Income from operations	17,705	16,943	207	(6,917)	27,938

Other income (expense):
Interest expense	(4,723)	(61)	—	—	(4,784)
Interest income	359	(344)	—	—	15
Other income, net	435	161	—	—	596

Other expense, net	(3,929)	(244)	—	—	(4,173)

Income from continuing operations before provision for income taxes	13,776	16,699	207	(6,917)	23,765
(Benefit) provision for income taxes	(5,170)	13,113	—	—	7,943

Income from continuing operations	18,946	3,586	207	(6,917)	15,822
Income from discontinued operations, net of taxes	1,179	3,087	36	5	4,307

Net income (loss)	20,125	6,673	243	(6,912)	20,129
Net income (loss) attributable to noncontrolling interest	—	33	—	(36)	(3)

Net income (loss) attributable to PSS World Medical, Inc.	$20,125	$6,640	$243	$(6,876)	$20,132

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$905,918	$343,483	$80,770	$(66,072)	$1,264,099
Cost of goods sold	638,060	188,980	63,846	(50,664)	840,222

Gross profit	267,858	154,503	16,924	(15,408)	423,877
General and administrative expenses	162,595	75,813	3,402	—	241,810
Selling expenses	81,526	28,309	—	—	109,835
Equity earnings of subsidiaries	26,399	13,551	—	(39,950)	—

Income from operations	50,136	63,932	13,522	(55,358)	72,232

Other income (expense):
Interest expense	(25,794)	(26)	—	—	(25,820)
Interest income	1,069	(1,027)	1	—	43
Other income, net	627	514	(3)	—	1,138

Other expense, net	(24,098)	(539)	(2)	—	(24,639)

Income from continuing operations before provision for income taxes	26,038	63,393	13,520	(55,358)	47,593
(Benefit) provision for income taxes	(25,328)	40,748	—	—	15,420

Income from continuing operations	51,366	22,645	13,520	(55,358)	32,173
Income from discontinued operations, net of taxes	28,604	3,754	31	15	32,404

Net income (loss)	79,970	26,399	13,551	(55,343)	64,577
Net (loss) income attributable to noncontrolling interest	—	(164)	—	7	(157)

Net income (loss) attributable to PSS World Medical, Inc.	$79,970	$26,563	$13,551	$(55,350)	$64,734

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$873,574	$284,024	$8,806	$—	$1,166,404
Cost of goods sold	622,570	157,581	2,572	—	782,723

Gross profit	251,004	126,443	6,234	—	383,681
General and administrative expenses	146,981	60,260	2,805	—	210,046
Selling expenses	74,186	21,500	—	—	95,686
Equity earnings of subsidiaries	17,868	3,591	—	(21,459)	—

Income from operations	47,705	48,274	3,429	(21,459)	77,949

Other income (expense):
Interest expense	(13,530)	(334)	—	—	(13,864)
Interest income	1,026	(967)	—	—	59
Other income, net	1,043	533	(12)	—	1,564

Other expense, net	(11,461)	(768)	(12)	—	(12,241)

Income from continuing operations before provision for income taxes	36,244	47,506	3,417	(21,459)	65,708
(Benefit) provision for income taxes	(14,886)	38,268	—	—	23,382

Income from continuing operations	51,130	9,238	3,417	(21,459)	42,326
Income from discontinued operations, net of taxes	3,256	8,630	174	15	12,075

Net income (loss)	54,386	17,868	3,591	(21,444)	54,401
Net income (loss) attributable to noncontrolling interest	—	90	—	(42)	48

Net income (loss) attributable to PSS World Medical, Inc.	$54,386	$17,778	$3,591	$(21,402)	$54,353

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 28, 2012

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(46,835)	$124,125	$9,118	$78	$86,486

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired	(5,620)	(67,438)	(500)	—	(73,558)
Capital expenditures	(6,373)	(10,088)	(1)	—	(16,462)
Proceeds from sale of discontinued operations	66,533	—	—	—	66,533
Other	7	(175)	—	—	(168)
Net cash (used in) provided by investing activities, discontinued operations	(300)	(1,513)	1	—	(1,812)

Net cash provided by (used in) investing activities	54,247	(79,214)	(500)	—	(25,467)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(7,803)	—	—	—	(7,803)
Excess tax benefits from stock-based compensation arrangements	390	—	—	—	390
Payment for debt issuance costs	(685)	—	—	—	(685)
Proceeds from exercise of stock options	61	—	—	—	61
Intercompany dividend	33,222	(33,223)	1	—	—
Net cash provided by financing activities, discontinued operations	—	—	78	(78)	—

Net cash provided by (used in) financing activities	25,185	(33,223)	79	(78)	(8,037)

Net increase in cash and cash equivalents	32,597	11,688	8,697	—	52,982
Cash and cash equivalents, beginning of period	117,448	13,529	32,175	—	163,152

Cash and cash equivalents, end of period	$150,045	$25,217	$40,872	$—	$216,134

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 30, 2011

(Dollars in Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(36,856)	$99,912	$2,913	$—	$65,969

Cash Flows From Investing Activities:
Payments for business combinations, net of cash acquired	(524)	(16,270)	—	—	(16,794)
Capital expenditures	(2,224)	(13,393)	(5)	—	(15,622)
Other	(189)	—	—	—	(189)
Net cash used in investing activities, discontinued operations	(22)	(24,788)	(17)	—	(24,827)

Net cash used in investing activities	(2,959)	(54,451)	(22)	—	(57,432)

Cash Flows From Financing Activities:
Purchase and retirement of common stock	(115,760)	—	—	—	(115,760)
Excess tax benefits from stock-based compensation arrangements	1,443	—	—	—	1,443
Proceeds from exercise of stock options	555	—	—	—	555
Proceeds from borrowings on the revolving line of credit	325,783	—	—	—	325,783
Repayments on the revolving line of credit	(209,533)	—	—	—	(209,533)
Payment of contingent consideration on business acquisitions	—	(4,000)	—	—	(4,000)
Payment for debt issuance costs	(1,835)	—	—	—	(1,835)
Payments under capital lease obligations	(33)	(514)	—	—	(547)
Intercompany dividend	29,234	(29,234)	—	—	—
Other	(1,523)	—	—	—	(1,523)
Net cash used in financing activities, discontinued operations	—	(30)	—	—	(30)

Net cash provided (used in) by financing activities	28,331	(33,778)	—	—	(5,447)

Net (decrease) increase in cash and cash equivalents	(11,484)	11,683	2,891	—	3,090
Cash and cash equivalents, beginning of period	13,901	3,568	11,879	—	29,348

Cash and cash equivalents, end of period	$2,417	$15,251	$14,770	$—	$32,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

PSS World Medical, Inc. (the “Company” or “PSS”), a Florida corporation, began operations in 1983. The Company markets and distributes medical products and services to front-line caregivers throughout the United States. With approximately 4,000 team members, PSS is a leader in the markets it serves with innovative approaches to customer service and operational excellence. Its stated purpose is to strengthen the clinical success and financial health of caregivers by solving their biggest problems, and its stated mission is to improve caregivers’ financial performance by 20%. The Company is focused to accelerate growth in four markets – Physician, Laboratory, Dispensing, and Home Care & Hospice – with products and solutions that deliver high quality, cost effective, and convenient patient care. The Company has full service distribution centers strategically located to efficiently serve all 50 states throughout the United States.

On October 24, 2012, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) under which McKesson Corporation will acquire all of its outstanding shares for $29.00 per share in cash. The transaction, which has been approved by the boards of directors of both companies, is subject to customary closing conditions, including the approval of the Company’s shareholders. See Footnote 3, Discontinued Operations and Plan of Merger, for additional information.

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company by focusing on four lines of business – physician, laboratory, dispensing, and home care and hospice. The Company formerly conducted business through two operating segments, the Physician Business and the Extended Care Business. For information on comparative segment net sales, segment profit and loss, and related financial information, refer to Footnote 11, Segment Information, of the unaudited condensed consolidated financial statements.

The restructuring plan included the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. Additionally, the plan included the integration of all distribution operations into one common distribution infrastructure, and the redesign of the shared services segment. The transformation is designed to accelerate revenue growth and reduce operating costs as a percentage of net sales, while streamlining decision making and execution, and improving customer service.

EXECUTIVE OVERVIEW

During the third quarter of fiscal year 2013, net sales from continuing operations increased 10.1% and net sales from discontinued operations decreased 8.7% compared to the same period in the prior fiscal year.

Net sales in the Physician business during the three months ended December 28, 2012 increased 2.5% compared to the same period in the prior fiscal year. The increase in net sales was attributable to revenue generated from acquisitions and an increase in net sales to health systems.

Net sales in the Laboratory business during the three months ended December 28, 2012 increased 40.6% compared to the same period in the prior fiscal year. The increase in net sales was primarily attributable to revenue generated from acquisitions and an early and more widespread influenza season.

Net sales in the Dispensing business during the three months ended December 28, 2012 decreased 6.5% compared to the same period of the prior fiscal year. The decrease is attributable to lower claim volume due to the loss of certain customers, as well as reduced volume of government relabeling business in the current fiscal year, and lower average per claim value, partially offset by net sales from acquisitions.

Net sales in the Home Care & Hospice business during the three months ended December 28, 2012 decreased 16.0% compared to the same period in the prior fiscal year. The decrease is attributable to the loss of a significant national home health agency customer.

Consolidated general and administrative expenses from continuing operations increased $13.5 million, or 19.1% compared to the third quarter of the prior fiscal year, mainly attributable to costs associated with the planned merger and additional expenses incurred from acquisitions completed during the current and prior fiscal years, as well as investments made to advance the Company’s long-term business plan.

Consolidated selling expenses from continuing operations increased $4.8 million, or 14.8% compared to the third quarter of the prior fiscal year, due to an increase in commission expenses. Commissions are generally paid to sales representatives based on gross profit dollars and gross margin, which increased 10.9% and 26 basis points, respectively.

Cash flow provided by operating activities during the three and nine months ended December 28, 2012 was $38.0 million and $86.5 million, respectively. The Company’s cash flows from operating activities along with available cash balances funded acquisitions, investments in capital projects, and the repurchase of approximately 0.4 million common shares during the nine months ended December 28, 2012.

The following significantly impacted the Company’s financial and operating results during the nine months ended December 28, 2012.

Acquisitions

During the nine months ended December 28, 2012, the Company made strategic acquisitions in the physician, dispensing and laboratory markets. The total purchase price of the acquisitions was $78.5 million, of which $6.6 million was held by the Company to secure certain potential future adjustments or claims, and $1.6 million net was paid for working capital adjustments related to prior year acquisitions and other acquisition-related adjustments. Refer to Footnote 2, Purchase Business Combinations, for additional information.

Restructuring Plan

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan designed to transform the Company by focusing on four lines of business – physician, laboratory, dispensing, and home care and hospice. The transformation was designed to accelerate revenue growth and reduce operating costs as a percentage of net sales, while streamlining decision making and execution, and improving customer service.

The restructuring plan included the sale of two businesses serving skilled nursing facilities and specialty dental practices, the integration of all distribution operations into one common distribution infrastructure, and the redesign of the shared services segment. Current results of operations may not be indicative of future results. During the three and nine months ended December 28, 2012, the Company incurred $1.7 million and $7.3 million, respectively, of costs associated with the strategic restructuring plan.

Sale of Specialty Dental Business

On November 5, 2012, the Company completed the sale of its specialty dental distribution business to a third party for a sale price of $68.0 million, subject to working capital adjustments. During the nine months ended December 28, 2012, the Company recorded a $25.8 million gain as a result of the sale. See Footnote 3, Discontinued Operations and Plan of Merger, for additional information.

NET SALES

The following table summarizes net sales period over period:

	For the Three Months Ended			For the Nine Months Ended
	December 28,	December 30,	Percent	December 28,	December 30,	Percent
(dollars in millions)	2012	2011	Change	2012	2011	Change
Physician	$255.1	$248.9	2.5%	$765.9	$745.9	2.7%
Laboratory	135.6	96.4	40.6	356.8	280.4	27.2
Dispensing	21.2	22.7	(6.5)	67.6	61.9	9.2
Home Care & Hospice	21.7	25.8	(16.0)	72.8	76.6	(5.0)
Shared Services	0.3	0.4	(16.5)	1.0	1.6	(34.7)

Total continuing operations	$433.9	$394.2	10.1%	$1,264.1	$1,166.4	8.4%

Physician

Management evaluates the Physician business by product category. The following table summarizes the growth rate by product category period over period:

	For the Three Months Ended			For the Nine Months Ended
	December 28,	December 30,	Percent	December 28,	December 30,	Percent
(dollars in millions)	2012	2011	Change	2012	2011	Change
Branded(a)	$95.4	$96.0	(0.6)%	$290.5	$289.6	0.3%
Store brand products(b)	52.0	49.0	6.0	156.7	144.8	8.2
Pharmaceuticals	77.6	76.5	1.5	234.6	229.9	2.0
Equipment (c)	26.8	25.6	4.7	76.6	76.1	0.6
Other	3.3	1.8	83.3	7.5	5.5	36.4

Total	$255.1	$248.9	2.5%	$765.9	$745.9	2.7%

Selling days	62	62		189	189

(a)	Branded products are comprised of disposables from branded manufacturers.
(b)	Store brand products are the Company’s brands of disposables and equipment.
(c)	Equipment from branded manufacturers.

Overall, net sales in the Physician business during the three and nine months ended December 28, 2012 were positively impacted by revenue from acquisitions, an increase in net sales to health systems, and an increase in influenza-related product sales.

Net sales of branded products in the Physician business remained relatively flat during the three and nine months ended December 28, 2012 when compared to the same period in the prior fiscal year due to revenue from acquisitions and an increase in net sales to health systems, offset by a decrease in net sales due to customer conversions from branded products to the Company’s store brands, which generally have lower prices.

Net sales of store brand products in the Physician business increased during the three and nine months ended December 28, 2012 when compared to the same period in the prior fiscal year due to continued focus on the expansion of the store brands product category, which generally have lower prices. This focus resulted in new customer sales, as well as customer conversions from branded products to the Company’s store brands.

Net sales of pharmaceutical products in the Physician business remained relatively flat during the three months ended December 28, 2012 when compared to the same period in the prior fiscal year. Net sales of pharmaceutical products in the Physician business increased during the nine months ended December 28, 2012 due to an increase in net sales of non-influenza vaccines.

Net sales of equipment in the Physician business increased during the three months ended December 28, 2012 when compared to the same period in the prior fiscal year due to an increase in net sales to health systems. Net sales of equipment in the Physician business remained relatively flat during the nine months ended December 28, 2012.

Net sales of products and services in the other category in the Physician business increased during the three and nine months ended December 28, 2012 when compared to the same period in the prior fiscal year due to an increase in net sales of healthcare information technology products and services.

Laboratory

Management evaluates the Laboratory business by product category. The following table summarizes the growth rate by product category period over period:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 28, 2012	December 30, 2011	Percent Change	December 28, 2012	December 30, 2011	Percent Change
Lab diagnostics	$118.5	$81.5	45.3%	$310.2	$239.6	29.5%
Store brand products and services	8.3	8.0	3.2	24.1	23.6	2.2
Equipment	8.8	6.5	36.0	21.3	16.0	33.1
Other	—	0.4	(100.0)	1.2	1.2	—

Total	$135.6	$96.4	40.6%	$356.8	$280.4	27.2%

Selling days	62	62		189	189

Overall, net sales in the Laboratory business during the three and nine months ended December 28, 2012 were positively impacted by revenue from acquisitions and an early and more widespread influenza season.

Net sales of lab diagnostic products in the Laboratory business increased during the three and nine months ended December 28, 2012 due to revenue from acquisitions and an early and more widespread influenza season when compared to the same period in the prior fiscal year.

Net sales of store brand products and services in the Laboratory business increased during the three months ended December 28, 2012 due to an increase in net sales of our brand reagents, test kits, and calibrators, partially offset by a decrease in net sales of store brand equipment.

Net sales of equipment in the Laboratory business increased during the three and nine months ended December 28, 2012 primarily due to current and prior year acquisitions.

Dispensing

Management evaluates the Dispensing business by service category. The following table summarizes the growth rate by service category period over period:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 28, 2012	December 30, 2011	Percent Change	December 28, 2012	December 30, 2011	Percent Change
Repack operations	$12.7	$12.7	(0.2)%	$38.2	$35.5	7.5%
Management services	7.5	8.9	(15.1)	25.9	25.1	3.0
Other	1.0	1.1	(9.1)	3.5	1.3	181.5

Total	$21.2	$22.7	(6.5)%	$67.6	$61.9	9.2%

Selling days	62	62		189	189

Net sales during the three months ended December 28, 2012 decreased due to lower claim volume due to the loss of certain customers, as well as reduced volume of government relabeling business in the current fiscal year, and lower average per claim value, partially offset by net sales from acquisitions. Net sales during the nine months ended December 28, 2012 were positively impacted by acquisitions of companies providing physician dispensing products and services during the current and prior fiscal years.

Home Care & Hospice

Management evaluates the Home Care & Hospice business by customer category. The following table summarizes the change in net sales period over period:

	For the Three Months Ended			For the Nine Months Ended
(dollars in millions)	December 28, 2012	December 30, 2011	Percent Change	December 28, 2012	December 30, 2011	Percent Change
Home Care	$12.4	$15.3	(18.8)%	$42.4	$45.8	(7.5)%
Hospice	8.9	9.4	(5.0)	27.9	28.2	(1.4)
Other	0.4	1.1	(71.6)	2.5	2.6	(1.5)

Total	$21.7	$25.8	(16.0)%	$72.8	$76.6	(5.0)%

Selling days	62	62		189	189

Overall, net sales during the three months ended December 28, 2012 decreased when compared to the same period in the prior fiscal year due to the loss of significant home health agency and hospice customers.

GROSS PROFIT

Gross profit dollars for the Physician business increased $4.7 million and gross margin increased 103 basis points during the three months ended December 28, 2012 when compared to the same period in the prior fiscal year. Gross profit dollars increased $12.5 million and gross margin increased 77 basis points during the nine months ended December 28, 2012 when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase in gross margin was a result of net sales growth in the Company’s store brand products, which generally have higher gross margins than the Company’s other product categories, and product pricing tools developed by the Company.

Gross profit dollars for the Laboratory business increased $11.4 million and gross margin increased 3 basis points during the three months ended December 28, 2012 when compared to the same period in the prior fiscal year. Gross profit dollars increased $23.0 million and gross margin increased 18 basis points during the nine months ended December 28, 2012 when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of current and prior year acquisitions. The increase in gross margin was attributable to higher margin reagent and diagnostics from acquisitions and product mix, offset by an increase in influenza test kits which have relatively lower gross margins.

Gross profit dollars for the Dispensing business decreased $0.9 million and gross margin decreased 50 basis points during the three months ended December 28, 2012 when compared to the same period in the prior fiscal year. The decrease in gross profit dollars was due to the loss of certain customers. Gross profit dollars increased $5.1 million and gross margin increased 328 basis points during the nine months ended December 28, 2012 when compared to the same period in the prior fiscal year. The increase in gross profit dollars was a result of an increase in net sales. The increase in gross margin during the nine months ended December 28, 2012 was due to an increase in claims processing services performed in-house when compared to the same period in the prior fiscal year, and current year acquisitions.

Gross profit dollars for the Home Care & Hospice business decreased $0.9 million while gross margin increased 238 basis points during the three months ended December 28, 2012 when compared to the same period in the prior fiscal year. Gross profit dollars decreased $0.4 million while gross margin increased 124 basis points during the nine months ended December 28, 2012 when compared to the same period in the prior fiscal year. The decrease in gross profits dollars and the increase in gross margin was due to the loss of a large, lower-margin national customer.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2012		December 30, 2011			December 28, 2012		December 30, 2011
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician (a)	$38.4	15.1%	$37.3	15.0%	$1.1	$118.9	15.5%	$112.6	15.1%	$6.3
Laboratory (a)	14.6	10.8	9.7	10.1	4.9	42.0	11.8	29.7	10.6	12.3
Dispensing (a)	9.8	46.1	6.9	30.3	2.9	28.5	42.2	19.6	31.7	8.9
Home Care & Hospice (a)	4.8	22.1	5.5	21.4	(0.7)	16.4	22.5	16.1	21.1	0.3
Shared Services (b)	16.3	3.7	11.0	2.8	5.3	36.0	2.8	32.0	2.7	4.0

Total (b)	$83.9	19.3%	$70.4	17.9%	$13.5	$241.8	19.1%	$210.0	18.0%	$31.8

(a)	General and administrative expenses as a percentage of net sales is calculated based on reportable segment net sales.
(b)	General and administrative expenses as a percentage of net sales is calculated based on consolidated net sales from continuing operations.

Physician

General and administrative expenses remained relatively flat during the three months ended December 28, 2012, when compared to the same period in the prior fiscal year.

General and administrative expenses increased $6.3 million during the nine months ended December 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in cost to deliver of $2.1 million related to the growth in net sales, and additional expenses from acquired companies; (ii) an increase in payroll and payroll-related expenses of $1.4 million as a result of acquisitions; (iii) an increase in depreciation and amortization expense of $0.5 million due to the addition of property and equipment and intangible assets related to acquisitions; and (iv) an increase in legal fees of $0.3 million related to acquisitions, and other less significant changes.

Laboratory

General and administrative expenses increased $4.9 million during the three months ended December 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $1.6 million as a result of acquisitions; (ii) an increase in cost to deliver of $0.9 million related to the growth in net sales, and additional expenses from acquired companies; (iii) an increase in allocated corporate expenses of $0.6 million; and (iv) an increase in depreciation and amortization expense of $0.4 million due to the addition of property and equipment and intangible assets related to acquisitions, and other less significant changes.

General and administrative expenses increased $12.3 million during the nine months ended December 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $4.0 million as a result of acquisitions; (ii) an increase in cost to deliver of $2.1 million related to the growth in net sales, and additional expenses from acquired companies; (iii) an increase in allocated corporate expenses of $1.7 million; and (iv) an increase in depreciation and amortization expense of $1.0 million due to the addition of property and equipment and intangible assets related to acquisitions, and other less significant changes.

Dispensing

General and administrative expenses increased $2.9 million during the three months ended December 28, 2012, when compared to the same period in the prior fiscal year. The increase was attributable to (i) an increase in payroll and payroll-related expenses of $0.6 million as a result of acquisitions; (ii) an increase in depreciation and amortization expense of $0.7 million due to the addition of property and equipment and intangible assets related to acquisitions; and (iii) an increase in cost to deliver of $0.3 million related to additional expenses from acquired companies, and other less significant changes.

General and administrative expenses increased $8.9 million during the nine months ended December 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) an increase in payroll and payroll-related expenses of $2.5 million as a result of acquisitions; (ii) an increase in depreciation and amortization expense of $1.7 million due to the addition of property and equipment and intangible assets related to acquisitions; (iii) an increase in cost to deliver of $1.2 million related to the growth in net sales; and (iv) an increase in allocated corporate expenses of $0.6 million, and additional expenses from acquired companies.

Home Care & Hospice

During the three and nine months ended December 28, 2012, general and administrative expenses remained flat when compared to the same period in the prior fiscal year.

Shared Services

General and administrative expenses increased $5.3 million during the three months ended December 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) accrued retention bonuses and other costs associated with the planned merger of $4.7 million; (ii) an increase in medical expenses of $1.4 million; and (iii) an increase in payroll and payroll related expenses of $0.6 million, partially offset by an increase in allocated corporate expenses of $0.7 million.

General and administrative expenses increased $4.0 million during the nine months ended December 28, 2012, when compared to the same period in the prior fiscal year. This increase was attributable to (i) accrued retention bonuses and other costs associated with the planned merger of $4.7 million; (ii) an increase in medical expenses of $3.7 million; and (iii) an increase in payroll and payroll related expenses of $2.3 million. The increase was partially offset by (i) a decrease in incentive and stock-based compensation expense of $3.0 million related to a change in estimated payouts of performance incentives and the modification of the Performance Shares for certain of the Company’s executive officers; and (ii) an increase in allocated corporate expenses of $2.2 million.

SELLING EXPENSES

The following table summarizes selling expenses as a percentage of net sales period over period:

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2012		December 30, 2011			December 28, 2012		December 30, 2011
(dollars in millions)	Amount	% of Net Sales	Amount	% of Net Sales	Increase (Decrease)	Amount	% of Net Sales	Amount	% of Net Sales	Increase
Physician	$22.9	9.0%	$21.1	8.5%	$1.8	$68.5	8.9%	$62.7	8.4%	$5.8
Laboratory	11.3	8.3	8.3	8.6	3.0	30.3	8.5	24.0	8.6	6.3
Dispensing	2.6	12.2	2.4	10.7	0.2	8.6	12.7	6.6	10.6	2.0
Home Care & Hospice	0.7	3.5	0.9	3.2	(0.2)	2.4	3.3	2.4	3.1	—

Total	$37.5	8.7%	$32.7	8.3%	$4.8	$109.8	8.7%	$95.7	8.2%	$14.1

Selling expenses are principally driven by commission expenses, which are generally paid to sales representatives based on gross profit dollars, gross margin, and other measures of profitability. The change in selling expenses for the Physician, Laboratory, Dispensing, and Home Care & Hospice businesses was relatively consistent with the change in gross profit dollars and gross margin during the three and nine months ended December 28, 2012. In addition, the Company continues to expand its sales force and add health systems sales personnel, which contributed to increased selling expenses.

PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes period over period:

	For the Three Months Ended					For the Nine Months Ended
	December 28, 2012		December 30, 2011			December 28, 2012		December 30, 2011
(dollars in millions)	Amount	Effective Rate	Amount	Effective Rate	Decrease	Amount	Effective Rate	Amount	Effective Rate	Decrease
Total Company	$5.1	32.7%	$7.9	33.4%	$(2.8)	$15.4	32.4%	$23.4	35.6%	$(8.0)

The effective rate for the three and nine months ended December 28, 2012 was impacted by a reorganization of the Company’s non-U.S. global sourcing subsidiaries. This reorganization, completed during the third quarter of fiscal year 2012, increased responsibilities and contributions of the non-U.S. subsidiaries, proportionally increasing their income and reducing the income of the U.S. subsidiaries. As the non-U.S. subsidiaries are generally subject to tax at rates lower than the U.S. subsidiaries, an increase in the proportion of the Company’s taxable earnings originating outside the U.S. favorably impacts the effective tax rate. The Company expects this global reorganization to continue to have a sustained positive impact on its effective tax rate; however, the Company cannot determine what impact, if any, the strategic restructuring plan may have on the tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources Highlights

Cash flows from operations are impacted by segment profitability and changes in operating working capital. Management monitors operating working capital performance through the following metrics:

	As of
	December 28, 2012	December 30, 2011
Days Sales Outstanding: (a)
Consolidated	41.5	41.4

Days On Hand: (b)
Consolidated	55.2	56.4

Days in Accounts Payable: (c)
Consolidated	43.4	41.6

Cash Conversion Days: (d)
Consolidated	53.4	56.2

Inventory Turnover: (e)
Consolidated	6.5	6.4

Return on Committed Capital (f)
Consolidated	35.5%	40.9%

(a)	Days sales outstanding (“DSO”) is average accounts receivable divided by average daily net sales. Average accounts receivable is the sum of accounts receivable, net of the allowance for doubtful accounts, at the beginning and end of the most recent four quarters divided by five. Average daily net sales are net sales for the most recent four quarters divided by 360. Note: Prior year DSO is calculated using a four quarter accounts receivable average and a three quarter daily net sales average.
(b)	Days on hand (“DOH”) is average inventory divided by average daily cost of goods sold (“COGS”). Average inventory is the sum of inventory at the beginning and end of the most recent four quarters divided by five. Average daily COGS is COGS for the most recent four quarters divided by 360. Note: Prior year DOH is calculated using a four quarter inventory average and a three quarter daily COGS average.
(c)	Days in accounts payable (“DIP”) is average accounts payable divided by average daily COGS. Average accounts payable is the sum of accounts payable at the beginning and end of the most recent four quarters divided by five. Note: Prior year DIP is calculated using a four quarter accounts payable average and a three quarter daily COGS average.

(d)	Cash conversion days is the sum of DSO and DOH, less DIP.
(e)	Inventory turnover is 360 divided by DOH.
(f)	Return on committed capital (“ROCC”) is defined as return divided by average committed capital. Return is calculated as net income plus (i) provision for income taxes, (ii) amortization, and (iii) interest expense; less interest income for the current quarterly period. Average committed capital is calculated as total assets, less (i) cash, (ii) goodwill and intangibles, and (iii) liabilities, excluding current and long-term debt, for the current and previous quarterly periods, divided by two.

In addition to cash flow, the Company monitors other components of liquidity and capital structure, including the following:

	As of
(dollars in millions)	December 28, 2012	March 30, 2012
Capital Structure:
2012 Notes(a)	$250.0	$250.0
2008 Notes(a)	212.4	204.9
Cash and cash equivalents	(216.1)	(163.2)

Net debt	246.3	291.7
Total equity	451.4	390.8

Total Capital	$697.7	$682.5

Operating Working Capital:
Accounts receivable, net	$204.2	$189.5
Inventories	177.5	147.2
Accounts payable	(147.4)	(118.7)

Operating Working Capital	$234.3	$218.0

(a)	Outstanding debt is presented in order of seniority.

Cash Flows from Operating Activities

Net cash provided by operating activities was $86.5 million and $66.0 million for the nine months ended December 28, 2012 and December 30, 2011, respectively. The increase in cash provided by operating activities was the result of an increase in net income offset by an increase in operating working capital of $16.3 million.

As of December 28, 2012, the Company has a deferred income tax liability of $17.3 million (tax-effected) related to interest deductions taken for tax purposes on its 2004 Notes. The liability is fully deferred and will be paid ratably from fiscal year 2014 to fiscal year 2018 in accordance with the American Recovery and Reinvestment Act of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $25.5 million and $57.4 million during the nine months ended December 28, 2012 and December 30, 2011, respectively, and included the following:

•

Capital expenditures totaled $16.5 million and $15.6 million during the nine months ended December 28, 2012 and December 30, 2011, respectively, of which approximately $12.7 million and $12.9 million, respectively, related primarily to the development and enhancement of the Company’s ERP and supply chain systems, electronic commerce platforms, and internal productivity software. Capital expenditures related to distribution center expansions and enhancements were approximately $1.6 million and $0.9 million during the nine months ended December 28, 2012 and December 30, 2011, respectively.

•

Payments for business acquisitions, net of cash acquired, were $73.6 million and $16.8 million during the nine months ended December 28, 2012 and December 30, 2011, respectively. See Footnote 2, Purchase Business Combinations, for additional information.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.0 million and $5.4 million during the nine months ended December 28, 2012 and December 30, 2011, respectively, and was impacted by the following factors:

•

The Company repurchased approximately 0.4 million shares of common stock at an average price of $20.27 per common share for approximately $7.8 million, during the nine months ended December 28, 2012. The Company repurchased approximately 4.6 million shares of common stock at an average price of $25.30 per common share for approximately $115.8 million, during the nine months ended December 30, 2011.

•

The Company recognized excess tax benefits from stock-based compensation arrangements of approximately $0.4 million and $1.4 million during the nine months ended December 28, 2012 and December 30, 2011, respectively.

•	The Company paid debt issuance costs of approximately $0.7 million and $1.8 million during the nine months ended December 28, 2012 and December 30, 2011, respectively.

•

The Company did not borrow on its RLOC during the nine months ended December 28, 2012. The Company borrowed $325.8 million and repaid $209.5 million on its RLOC resulting in an outstanding balance of $116.3 million as of December 30, 2011.

•

There were no contingent consideration payments made during the nine months ended December 28, 2012. The Company paid $4.0 million in contingent consideration during the nine months ended December 30, 2011 related to an earn-out from a prior period acquisition.

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

The Company finances its business through cash from operating activities, the proceeds from the 2012 Notes and 2008 Notes offerings, and the $300.0 million RLOC. The ability to generate sufficient cash from operating activities is dependent on the continued demand for the Company’s products and services and its access to those products and services from suppliers. The Company’s capital structure provides the financial resources to support the Company’s core business strategies and revenue growth. The RLOC, which is an asset-based agreement, is collateralized by the Company’s accounts receivable and inventory. The Company’s long-term priorities for use of its capital include programs to grow sales, make fold-in and strategic acquisitions, and repurchase its common stock.

As the Company’s business grows, its cash and working capital requirements are expected to increase. The Company expects the overall growth in the business will be funded through a combination of cash flows from operating activities, borrowings under the RLOC, proceeds from the issuance of its 2012 Notes, capital markets, and/or other financing arrangements.

On May 8, 2012, the Company’s Board of Directors approved a strategic restructuring plan. The restructuring plan was designed to include the sale of two businesses serving skilled nursing facilities within the Extended Care Business and specialty dental practices within the Physician Business. The sale of the businesses were expected to increase the Company’s available cash balances, while reducing the Company’s assets used to calculate its borrowing base under the RLOC. On November 5, 2012, the Company completed the sale of its specialty dental distribution business. If the merger with McKesson should not be completed, the Company estimates availability under the RLOC would be approximately $210.2 million as of December 28, 2012 as adjusted for the assumed sale of the business serving skilled nursing facilities.

As of December 28, 2012, the Company has not entered into any material working capital commitments that require funding, other than the items discussed below and the obligations included in the future contractual obligations table included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

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

Reclassification of the 2008 Notes

The 2008 Notes will be convertible into cash up to the principal amount of the notes and shares of the Company’s common stock for any conversion value in excess of the principal amount under certain circumstances. The ability of note holders to convert is assessed on a quarterly basis. Conversion is triggered during any calendar quarter in which the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days ending the day prior to such quarter is greater than 130% of the applicable conversion price of $21.22 per share (“Contingent Conversion Trigger”). The Contingent Conversion Trigger was met during the three months ended December 28, 2012 and the notes may be converted into cash and common stock. As of December 28, 2012, the if-converted value exceeded the principal amount of the 2008 Notes by $83.0 million. Accordingly, the Company reclassified the net book value of the 2008 Notes from Long-term debt, excluding current portion to Current portion of long-term debt on the Unaudited Condensed Consolidated Balance Sheets.

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

The purchased options are not included in the calculation of diluted earnings per share prior to the conversion of the 2008 Notes, as their effect is considered anti-dilutive. As of December 28, 2012, the purchased options were “in the money” and would have been convertible into approximately 3.0 million shares of the Company’s common stock. The exercise of the purchased options is restricted to each conversion date of the 2008 Notes.

Change in Control

If a change in control of the Company occurs, as discussed in Footnote 3, Discontinued Operations and Plan of Merger, each holder of the 2012 Notes will have the right to require the Company to repurchase all or part of their outstanding notes for cash at 101% of the aggregate principal amount of the securities repurchased plus accrued and unpaid interest. On January 25, 2013, the Company provided a conditional notice to the holders of the 2012 Notes that the Company has elected to redeem all of the 2012 Notes outstanding on February 25, 2013 (the “Redemption Date”). On the Redemption Date, the 2012 Notes will be redeemed at a redemption price equal to 100% of the principal amount plus a redemption premium and accrued and unpaid interest. The redemption is contingent upon the completion of the merger with McKesson.

Additionally, upon the occurrence of a change in control, each holder of the 2008 Notes will have the opportunity to exchange all or part of their outstanding notes for cash at a price determined under the related indenture. On February 1, 2013, the Company provided notice to the holders of the 2008 Notes that the planned merger with McKesson would constitute a fundamental change as defined by the related indenture, and that on or around the date of the planned merger, the holders of common stock of the Company shall be entitled to receive consideration for each share of common stock owned. This entitlement is contingent upon the completion of the merger with McKesson.

If a change in control occurs, (i) all outstanding options shall become fully exercisable, (ii) time-based vesting restrictions on all outstanding awards shall lapse, and (iii) the target payout opportunities attainable under all outstanding performance-based awards shall be deemed to have been fully earned as of the date of the change in control based upon an assumed achievement of all relevant performance goals at the target level.

Future Contractual Obligations

In the normal course of business, the Company enters into obligations and commitments that require future contractual payments. The following table presents scheduled payments under contractual obligations for the Company:

	Fiscal Years
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Revolving line of credit(a)	$188	$750	$750	$750	$468	$—	$2,906
Senior unsecured notes(b)	7,969	15,938	15,938	15,938	15,938	281,873	353,594
Convertible senior notes(b), (c)	244,375	—	—	—	—	—	244,375
Operating lease obligations(d)	6,541	22,277	14,047	7,974	4,356	4,656	59,851
Purchase commitments(e)	131	—	—	—	—	—	131
Obligations from acquisitions(f)	35	7,638	1,187	—	—	—	8,860

Total(g)	$259,239	$46,603	$31,922	$24,662	$20,762	$286,529	$669,717

(a)	Amounts represent payments for interest and borrowings on the revolving line of credit, which expires on November 16, 2016.
(b)	Amounts include interest expense.
(c)	Under the terms of the convertible note agreement, the notes are convertible during any calendar quarter in which the closing price of the Company’s stock for a certain number of days is greater than $27.59 per share. The Contingent Conversion Trigger was met during the nine months ended December 28, 2012 and the notes may be converted into cash and common stock. The Company reclassified the net book value of the 2008 Notes from Long-term debt, excluding current portion to Current portion of long-term debt on the Unaudited Condensed Consolidated Balance Sheets. See Footnote 8, Debt, for further information regarding the 2008 Notes.
(d)	Amounts represent contractual obligations for operating leases of the Company as of December 28, 2012. Currently, it is management’s intent to either renegotiate existing leases or execute new leases prior to or upon their expiration date of such agreements.
(e)	Amounts represent estimated obligations to be paid related to various shipping contracts and future purchases of certain vaccines. If a supply agreement for store brand products were to be terminated, then the Company may be required to purchase from the vendor all remaining finished and unfinished products and product-materials held by the vendor. As of December 28, 2012, the Company had no material obligation to purchase remaining products or materials due to a termination of a supply agreement with a vendor who supplies store brand products to the Company.
(f)	Amounts represent estimated obligations to be paid to sellers of previously acquired businesses for contingent consideration, interest, and funds held to secure any adjustments or claims that may arise.
(g)	As of December 28, 2012, the Company had gross unrecognized tax benefits of $1.6 million. This amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, the Company has a liability of $103.5 million related to a deferred compensation program recorded in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets. The amount is excluded from the table above as the Company cannot reasonably estimate the period of cash settlement and the liability is offset by the cash surrender value of corporate-owned life insurance policies recorded in Other assets on the Unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended December 28, 2012, the Company adopted an ASU that provides new guidance on the presentation of comprehensive income and requires changes in stockholders’ equity to be presented either (i) in a single continuous statement of comprehensive income, or (ii) in two separate consecutive statements. The ASU requires retrospective application. In December 2011, the FASB indefinitely deferred the effective date for amendments pertaining to the presentation of reclassification adjustments by component. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations, as the Company has no other comprehensive income items to disclose.

During the nine months ended December 28, 2012, the Company adopted an ASU that amends guidance to simplify the method in which entities test goodwill for impairment. This ASU allows an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Additional disclosure is required by this update, including an explanation of qualitative factors used in the goodwill analysis. The adoption of this standard did not have an effect on the Company’s statements of financial condition or results of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 5, 2012, a putative class action complaint was filed on behalf of an alleged public stockholder of PSS. The lawsuit, Baltimore County Employee’s Retirement System v. Gary A. Corless, et al., Case No. 16-2012-CA-013015-XXXX-MA, was filed in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. See Footnote 13, Commitments and Contingencies, for additional information.

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

The merger with McKesson Corporation is subject to customary closing conditions, including the approval of the Company’s shareholders. The timing of the merger is subject to factors beyond the Company’s control. While the Company expects to complete the merger shortly following a special shareholder meeting, the merger may not be completed by such time or at all.

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

The following table summarizes the Company’s repurchase activity during the three months ended December 28, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
September 29 - October 28	2,876	$21.60	2,876	52,281
October 29 - November 28	—	—	—	52,281
November 29 - December 28	—	—	—	52,281

Total third quarter	2,876	$21.60	2,876	52,281

(a)	Includes shares repurchased for net share settlement of employee share-based awards.

ITEM 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description

10.2a*	Termination Amendment to the PSS World Medical, Inc. Employee Stock Purchase Plan.

10.8a*	December 2012 Amendment to the Conformed Amended and Restated Savings Plan.

10.8b*	January 2013 Amendment to the Conformed Amended and Restated Savings Plan.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville, State of Florida, on February 6, 2013.

PSS WORLD MEDICAL, INC.

By:	/s/ David M. Bronson
David M. Bronson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)